Form 10-K405
period 1994-12-31
FASTENAL COMPANY
filed 1995-03-20
CIK 815556

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-K

       (Mark One)

       [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

       For the fiscal year ended December 31, 1994, or

       [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

       For the transition period from __________________ to __________________

       Commission file number 0-16125

                               FASTENAL COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Minnesota                                           41-0948415
 -------------------------------                            -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

        2001 Theurer Boulevard
           Winona, Minnesota                                       55987
- ----------------------------------------                         ---------
(Address of principal executive offices)                         (Zip Code)

                                 (507)454-5374
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $.01 par value

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                               -----    -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 1, 1995 was $624,949,888. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

          As of March 1, 1995, the registrant had 18,969,344 shares of Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994 are incorporated by reference in Part II. Portions of the registrant's Proxy Statement for the annual meeting of shareholders to be held April 25, 1995 are incorporated by reference in Part III.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
- -----------------

          Fastenal Company ("Fastenal Company" and, together with its wholly owned subsidiary, Fastenal Canada Company, collectively, the "Company") began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. As of December 31, 1994, the Company sold approximately 37,000 different types of threaded fasteners and other industrial and construction supplies through 315 stores located in forty-two states and in Canada which were operated by the Company under the Fastenal name. As of December 31, 1994, the Company also operated under the FastTool name nine stores located in seven states which sold tools and safety supplies. The Company maintains six distribution centers from which the Company distributes products to its stores. In December 1994 the Company opened a facility in Memphis, Tennessee to receive and package goods coming from suppliers outside of the United States.

DEVELOPMENT OF THE BUSINESS

          Fastenal Company began in 1967 with a marketing strategy of supplying threaded fasteners to customers in small to medium-sized cities. The Company believes its success can be attributed to its ability to offer such customers a full line of products at convenient locations, and to the high quality of the Company's employees.

          The Company opened its first store in Winona, Minnesota, a city with a population of approximately 25,000. The following table shows the growth in the number of Company stores during the last ten years, and the related increases in the Company's consolidated net sales during that period:

                   1985     1986     1987     1988     1989     1990     1991    1992     1993      1994
                   ----     ----     ----     ----     ----     ----     ----    ----     ----      ----
Number of stores
 at year end        35       45       58       75       98      126      158      200      256       324

Net sales
 (in thousands)  $11,567  $15,040  $20,295  $30,441  $41,190  $52,290  $62,305  $81,263  $110,307  $161,886

          As of December 31, 1994, the Company operated 324 stores located in Minnesota (9 stores), Wisconsin (18 stores), Iowa (15 stores), Illinois (19 stores), Indiana (16 stores), Ohio (24 stores), Michigan (14 stores), Kentucky (6 stores), Pennsylvania (14 stores), New York (12 stores), Nebraska (4 stores), Missouri (9 stores), Kansas (6 stores), South Dakota (3 stores), West Virginia (5 stores), Arkansas (4 stores), Maryland (3 stores), North Dakota (3 stores), North Carolina (13 stores), Oklahoma (5 stores), Tennessee (9 stores), Texas (25 stores), South Carolina (4 stores), Colorado (6 stores), Virginia (8 stores), Louisiana (3 stores), Georgia (9 stores), Alabama (9 stores), Utah (3 stores), Washington (8 stores), Oregon (4 stores), Mississippi (3 stores), California (5 stores), Idaho (3 stores), Massachusetts (6 stores), Florida (4 stores), Connecticut (3 stores), Arizona (2 stores), Montana (2 stores), Nevada (1 store), New Hampshire (2 stores), New Mexico (1 store) and Canada (2 stores). The Company has closed only three stores in its history.

          The Company selects new locations for its stores based on their proximity to the Company's distribution network, population statistics, and employment data for manufacturing and construction. The Company currently intends to continue opening new stores at the rate experienced over the last several years, subject to market and general economic conditions. The Company believes that approximately 185 additional markets in the United States have sufficient potential to justify a Fastenal store. In 1993 and 1994 the Company developed a new store concept, opening nine FastTool stores which sell tools and safety supplies. Such stores are located adjacent to existing Fastenal stores. The Company plans to open between 20 and 30 additional FastTool stores in 1995. The Company believes that most cities with Fastenal stores have sufficient market potential for a FastTool store. However, in the aggregate, the existing FastTool stores currently operate at a loss. In 1995 the Company plans to open between five and ten experimental stores in communities which are smaller (populations of approximately 8,000 to 25,000) than those in which current Fastenal stores are located. These stores will combine the Fastenal and FastTool product lines in single stores, each of which will start operations with two full-time employees. Although the Company cannot be sure of the success of these stores, the Company believes that their success potentially could lead to 500 more store sites in the United States. In 1994 the Company began to sell products into Mexico from its existing McAllen, Texas store. The Company opened two Fastenal stores in Canada in 1994 and plans to open between two and four additional Canadian stores in 1995. No assurance can be given that any of the expansion plans set forth above will be achieved, or that new stores, once opened, will be profitable.

          It has been the Company's experience that near-term profitability has been adversely affected by new store openings, due to the related start-up costs and the time necessary to generate a customer base. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. As a result of this process, sales volume builds slowly and it typically requires 9 to 15 months for a new Fastenal store to achieve its first profitable month. Of the 18 Fastenal and FastTool stores opened in the first quarter of 1994, five stores (all of which were Fastenal stores) were profitable in the fourth quarter of 1994. For 1994 annual sales volumes of stores operating at least five years ranged between approximately $384,000 and $3,057,000, with 75% of these stores having annual sales volumes within the range of approximately $583,000 to $1,407,000. The data in the following table shows the growth in the average sales of the Company's stores from 1993 to 1994 based on each store's age. The stores opened in 1994 contributed $4,915,000 (or approximately 3.0%) of the total 1994 consolidated sales with the remainder coming from existing stores.

  Age of Store    Number of Stores in     Average         Average
 as of 12/31/94   Group as of 12/31/94   Sales 1993     Sales 1994     % Change
- ----------------  --------------------  ------------   -------------   --------
 0-1 year old              68         $       --       $   73,000(1)       --
 1-2 years old             56             55,000(1)       233,000          --
 2-3 years old             42            245,000          393,000         +60
 3-4 years old             32            385,000          550,000         +43
 4-5 years old             28            469,000          644,000         +37
 5-6 years old             23            486,000          648,000         +33
 6-7 years old             17            571,000          818,000         +43
 7-8 years old             13            643,000          872,000         +36
 8-9 years old             10            667,000          833,000         +25
 9-12 years old            15            840,000        1,066,000         +27
 12+ years old             20          1,148,000        1,365,000         +19

____________________

(1) Average sales includes sales of stores open for less than the full fiscal year.


          The Company currently maintains distribution centers in or near Winona, Minnesota; Indianapolis, Indiana; Dallas, Texas; Atlanta, Georgia; Scranton, Pennsylvania; and Kent, Washington. Distribution centers are located so as to permit twice-a-week delivery to Company stores using Company trucks and overnight delivery by surface common carrier. As the number of stores increases, the Company intends to add new distribution centers. The Company plans to open a distribution center in Fresno, California in March 1995.

          In December 1994 the Company opened a packaging facility in Memphis, Tennessee. This facility receives freight containers from foreign suppliers and repackages the items in standard packages using high speed equipment. This packaging facility serves five of the Company's distribution centers.

          In recent years the Company implemented a UNIX/terminal-based computer system allowing automatic data exchange between the stores and the distribution centers during regular business hours. The use of client/server technology allows the Company's network of UNIX-based machines to serve networked personal computers and workstations. During 1994 the Company continued to improve its point of sale hardware and software.

PRODUCTS

          The Company distributes approximately 37,000 different items through its Fastenal stores which may be divided into two broad categories: threaded fasteners, such as bolts, nuts, screws, studs and related washers; and other industrial and construction supplies, such as cutting tools, paints, chains, various pins and machinery keys, concrete anchors, masonry drills, flashlights and batteries, sealants, metal framing systems, wire rope and related accessories. The inventory of tools and safety supplies in the FastTool stores is comprised of approximately 3,000 different items.

          Fastenal Stores
          ---------------

          Threaded fasteners are used in most manufactured products and building projects, and in the maintenance and repair of machines and structures.
Although some aspects of the threaded fastener market are common to all cities, the Company feels that each city's market is to some extent unique. Therefore, the Company opens each Fastenal store with minimal base stocks of inventory, and then tailors the growing inventory to the local market demand as it develops. Threaded fasteners accounted for approximately 68% of the Company's total consolidated sales in 1992, 1993 and 1994.

          The remainder of the Company's products sold through the Fastenal stores consists primarily of other supplies used in construction and industrial maintenance. Many of the same marketing methods used with regard to threaded fasteners also apply to the marketing of these items. The Company currently believes that it will continue to add to the number of supply items it distributes. With the exception of limited lines of chemical anchors, paints and sealants, the Company does not distribute chemical supplies. The Company also avoids selling supplies that have limited shelf lives.

          The Company has added certain supplies, such as cutting tools, paints, brass fittings, flashlights and batteries, chains and various pins and machinery keys, to its product line to improve a marketing strategy targeted toward industrial maintenance accounts. These accounts improve their buying efficiency by purchasing large orders of maintenance items from a single source.

          Concrete anchors make up the largest portion of supply items used in construction. Most concrete anchors use threaded fasteners as part of the completed anchor assembly. Most of the other supplies distributed by the Company through the Fastenal stores to construction firms are items that are consumed as construction takes place, such as cutting tools and blades.

          FastTool Stores
          ---------------

          In 1993 the Company began a new FastTool division which sells power and hand tools and safety supplies to the same customer base serviced by its existing Fastenal stores. The Company opened three stores in 1993 in this division and added six more stores in 1994. The Company plans to use its current distribution system for the new division, but store personnel will be specialists in tool marketing. FastTool stores are located adjacent to existing Fastenal stores.

          Smaller Community Combination Stores
          ------------------------------------

          In 1995 the Company plans to open between five and ten experimental stores in communities which are smaller (populations of approximately 8,000 to 25,000) than those in which current Fastenal stores are located. These stores will combine the Fastenal and FastTool product lines in single stores, each of which will start operations with two full-time employees. Although the Company cannot be sure of the success of these stores, the Company believes that their success potentially could lead to 500 more store sites in the United States.

INVENTORY CONTROL

          The Company controls inventory by using computer systems to preset desired stock levels. The data used for this purpose are derived from reports showing sales activity by item for the previous three years. Computers then convert this data to typical store maximum-minimum inventory levels for each item. Stores can deviate from preset inventory levels as deemed appropriate by their district managers. Inventories in distribution centers are established from computerized sales data for the stores served by the respective centers.

MANUFACTURING OPERATIONS

          In 1994 approximately 95.7% of the Company's consolidated sales were attributable to products manufactured by other companies to industry standards. The remaining approximately 4.3% of the Company's consolidated sales for 1994 related to products manufactured by, or modified in, the Company's machining shop. These manufactured products consist primarily of non-standard sizes of threaded fasteners made to customers' specifications. The Company engages in manufacturing activity primarily as a service to its customers and does not expect any significant growth in the foreseeable future in the proportion of the Company's total consolidated sales attributable to manufacturing.

SOURCES OF SUPPLY

          The Company uses a large number of suppliers for the approximately 40,000 items it distributes. Most items distributed by the Company can be purchased from several sources, although preferred sourcing is used for some items to facilitate quality control. No single supplier accounted for more than 5.0% of the Company's purchases in 1994.

CUSTOMERS AND MARKETING

          The Company believes its success can be attributed to its ability to offer customers in small to medium-sized cities a full line of products at convenient locations, and to the high quality of the Company's employees. Most of the Company's customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal and road contractors. The manufacturing market includes both original equipment manufacturers and maintenance and repair operations. Other users of the Company's products include farmers, truckers, railroads, mining companies, municipalities, schools and certain retail trades. As of December 31, 1994, the Company's total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 44,000.

          During each of the three years ended December 31, 1994, no one customer accounted for a significant portion of the Company's sales. The Company believes that the large number of its customers together with the varied markets that they represent provide some protection to the Company from economic downturns in a particular market.

          A significant portion of the Company's sales are generated through direct calls on customers by store personnel. Because of the nature of the Company's business, the Company does not use the more expensive forms of mass media advertising such as television, radio and newspapers. Forms of advertising used by the Company include signs and catalogs.

COMPETITION

          The Company's business is highly competitive. Competitors include both large distributors located primarily in large cities and smaller distributors located in many of the same cities in which the Company has stores. The Company believes that the principal competitive factors affecting the markets for the Company's products are customer service and convenience.

          Some competitors use vans to sell their products in communities away from their main warehouses. The Company, however, believes that the convenience provided to customers by actually operating a number of stores in smaller markets, each carrying a full line of products, is a competitive selling advantage and that the large number of stores in a given area, taken together with the Company's ability to provide frequent deliveries to such stores from centrally located distribution centers, makes possible the prompt and efficient distribution of products. Having trained personnel at each store also enhances the Company's ability to compete (see "Employees" below).

EMPLOYEES

          As of January 10, 1995, the Company employed a total of 1,593 full and part-time employees, 1,003 being store managers and store employees, and the balance being employed in the Company's distribution centers, packaging facility, manufacturing operations and home office.

          The Company believes that the quality of its employees is critical to its ability to compete successfully in the markets it currently serves and to its ability to open new stores in new markets. The Company fosters the growth and education of skilled employees throughout the organization by operating training programs and by decentralizing decision making. Wherever possible, promotions are from within the Company. For example, most new store managers are promoted from an assistant manager's position at another store and district managers (who supervise a number of stores) are usually former store managers.

          The Company's sales personnel participate in incentive bonus arrangements which place emphasis on achieving increased sales on a store and regional basis, while still attaining targeted levels of gross profit. As a result, a significant portion of the Company's total employment cost varies with sales volume. The Company also pays incentive bonuses to other personnel for achieving pre-determined cost containment goals.

          None of the Company's employees is subject to a collective bargaining agreement and the Company has experienced no work stoppages. The Company believes its employee relations are excellent.

ITEM 2.  PROPERTIES
- -------------------

          The Company owns two facilities in Winona, Minnesota: a 98,000 square foot distribution center and home office building, and a 23,000 square foot building that houses both the Company's manufacturing operations and the Winona store. In 1994 the Company began construction of a 50,000 square foot manufacturing building in Winona. The Company expects to occupy this facility in July 1995 and to use the old manufacturing facility for a warehouse until it is sold. The Company also owns a 60,000 square foot distribution center in Indianapolis, Indiana, a 54,000 square foot distribution center in Atlanta, Georgia and a 50,000 square foot distribution center near Scranton, Pennsylvania. The buildings that house the Fastenal and FastTool stores in Waterloo and Mason City, Iowa, St. Joseph, Missouri and Kokomo, Indiana are also owned by the Company. The owned stores range from approximately 5,000 to 12,000 square feet.

          All other buildings occupied by the Company are leased. Leased stores range from approximately 1,200 to 8,000 square feet, with lease terms of up to 48 months. The Company's leased distribution center in Dallas, Texas is approximately 16,000 square feet. The term of the lease of the Dallas facility is month-to-month. In 1994 the Company began construction of a 50,000 square foot building for its distribution center in Dallas. The Company expects to vacate its leased facility and move into the owned facility in March 1995. The Company's leased distribution center in Kent, Washington, which opened in February 1994, is approximately 16,400 square feet. The term of the lease of the Washington facility expires on January 31, 1997, provided that the lease may be renewed at the Company's option for two additional one year periods. The Company's leased packaging facility in Memphis, Tennessee, which opened in December 1994, is approximately 37,500 square feet. The term of the lease of the Memphis facility expires on November 15, 1997.

          If economic conditions are suitable, the Company will, in the future, consider purchasing store locations in communities in which its older branch stores are located. All buildings housing new stores will continue to be leased. It is the Company's policy to negotiate relatively short lease terms to facilitate relocation of particular store operations if deemed desirable by management. It has been the Company's experience that space suitable for its needs and available for leasing is more than sufficient.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

      Not Applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT
- ---------------------------------------------

      The executive officers of Fastenal Company are:

         Name             Age             Position
         ----             ---             --------
Robert A. Kierlin         55        Chairman of the Board,
                                      President and Director

Stephen M. Slaggie        55        Secretary, Treasurer
                                      and Director

          Mr. Kierlin has been the Chairman of the Board and President of Fastenal Company and has served as a director since Fastenal Company's incorporation in 1968.

          Mr. Slaggie has been the Secretary and Treasurer of Fastenal Company and has served as a director since 1970. He became a full-time employee of Fastenal Company in December 1987, at which time he assumed the additional duties of Shareholder Relations Director and Insurance Risk Manager.

          Neither of the above executive officers is related to the other or to any other director of Fastenal Company.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- ------------------------------------------------------------------------------

          Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994, Common Stock Data on page 7.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

          Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994, page 2.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS
- -------------

          Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994, pages 5-6.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

          Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994, Selected Quarterly Financial Data (Unaudited) on page 7 and Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report on pages 8-16.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------------------------------------------------------------------------
FINANCIAL DISCLOSURE
- --------------------

          None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

          Incorporated herein by reference is the information appearing under the heading "Election of Directors - Nominees and Required Vote", pages 4-5, in Fastenal Company's Proxy Statement dated March 21, 1995. See also Part I hereof under the heading "Item X. Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

          Incorporated herein by reference is the information appearing under the headings "Election of Directors - Board and Committee Meetings", page 5, "Election of Directors - Executive Compensation - Summary of Compensation", page 5, and "Election of Directors - Executive Compensation - Compensation Committee Interlocks and Insider Participation", pages 5-6, in Fastenal Company's Proxy Statement dated March 21, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

          Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management", pages 2-3, in Fastenal Company's Proxy Statement dated March 21, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

          Incorporated herein by reference is the information appearing under the heading "Election of Directors - Executive Compensation - Compensation Committee Interlocks and Insider Participation", pages 5-6, in Fastenal Company's Proxy Statement dated March 21, 1995.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------

a)   1.   Financial Statements:

          Consolidated Balance Sheets as of December 31, 1994 and 1993

          Consolidated Statements of Earnings for the years ended December 31, 1994, 1993 and 1992

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992

          Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

          Notes to Consolidated Financial Statements

          Independent Auditors' Report

          (Incorporated by reference to pages 8-16 of Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994)

     2.   Financial Statement Schedules:

          Schedule VIII - Valuation and Qualifying Accounts

     3.   Exhibits:

          3.1 Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 10-Q for the quarter ended September 30, 1993)

          3.2 Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

         13    Annual Report to Shareholders for the fiscal year ended
               December 31, 1994 (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)

         21    List of Subsidiaries

         27    Financial Data Schedule

     Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

b)   Reports on Form 8-K

     No report on Form 8-K was filed by Fastenal Company during the fourth quarter of the fiscal year ended December 31, 1994.

                     [LETTERHEAD OF KPMG PEAT MARWICK LLP]



                    Independent Auditors' Report on Schedule
                    ----------------------------------------



The Board of Directors and Stockholders
Fastenal Company:


Under date of January 31, 1995, we reported on the consolidated balance sheets of Fastenal Company and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG Peat Marwick LLP



Minneapolis, Minnesota
January 31, 1995

                                 FASTENAL COMPANY

                                   Schedule VIII
                         Valuation and Qualifying Accounts
                    Years Ended December 31, 1994, 1993 and 1992
                    --------------------------------------------

                                    "Additions"  "Additions"
                        Balance at  Charged to   Charged to
                        Beginning    Costs and      Other       "Less"    Balance at
     Description         of Year     Expenses     Accounts    Deductions  End of Year
     -----------        ----------  -----------  -----------  ----------  -----------
Year Ended 12/31/94      $225,000     $452,977       -0-       $377,977     $300,000
Allowance for
doubtful accounts

Year Ended 12/31/93      $200,000     $260,205       -0-       $235,205     $225,000
Allowance for
doubtful accounts

Year Ended 12/31/92      $ 75,000     $285,213       -0-       $160,213     $200,000
Allowance for
doubtful accounts

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 20, 1995

                                       FASTENAL COMPANY


                                       By /s/Robert A. Kierlin
                                         ----------------------------------
                                         Robert A. Kierlin, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 20, 1995                  /s/Robert A. Kierlin
                                       ------------------------------------
                                       Robert A. Kierlin, President
                                        (Principal Executive Officer) and
                                        Director


Date:  March 20, 1995                  /s/Stephen M. Slaggie
                                       ------------------------------------
                                       Stephen M. Slaggie, Treasurer
                                        (Principal Financial Officer) and
                                        Director


Date:  March 20, 1995                  /s/Patrick J. Rice
                                       ------------------------------------
                                       Patrick J. Rice, Controller
                                        (Principal Accounting Officer)


Date:  March 20, 1995                  /s/Michael M. Gostomski
                                       ------------------------------------
                                       Michael M. Gostomski, Director


Date:  March 20, 1995                  /s/Henry K. McConnon
                                       ------------------------------------
                                       Henry K. McConnon, Director


Date:  March 20, 1995                  /s/John D. Remick
                                       ------------------------------------
                                       John D. Remick, Director

                               INDEX TO EXHIBITS

 3.1 Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 10-Q for the quarter ended
      September 30, 1993).

 3.2 Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Registration Statement
      No. 33-14923).

13    Annual Report to Shareholders for the fiscal year ended
      December 31, 1994 (only those portions specifically
      incorporated by reference herein shall be deemed filed
      with the Commission)....................................   Electronically Filed

21    List of Subsidiaries ...................................   Electronically Filed

27    Financial Data Schedule ................................   Electronically Filed