Form 10-Q
period 1995-03-31
FASTENAL COMPANY
filed 1995-05-04
CIK 815556

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1995 or
                               --------------


/_/ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ______________ to ____________


Commission file number         0-16125
                       --------------------------------------

                               FASTENAL COMPANY
          -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           Minnesota                                      41-0948415
- ---------------------------------                  -------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)


   2001 Theurer Blvd., Winona MN                             55987
- ----------------------------------------           -------------------------
(Address of principal executive offices)                   (Zip Code)



                                (507) 454-5374
- ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


- ------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    -------     -------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


        Class                               Outstanding at April 18, 1995
- --------------------                      ---------------------------------
Common stock, $.01 par value                          37,938,688

                               FASTENAL COMPANY

                                     INDEX


                                                                               Page No.
                                                                               --------
Part I  Financial  Information

        Consolidated Balance Sheets -- March 31, 1995 and December 31, 1994       1

        Consolidated Statements of Earnings -- three months ended March 31,
          1995 and 1994                                                           2

        Consolidated Statements of Cash Flows -- three months ended
          March 31, 1995 and 1994                                                 3

        Notes to financial statements                                             4

        Management's discussion and analysis of financial
          condition and results of operations                                     5

Part II Other Information

        Item 6 Exhibits and reports on Form 8-K                                   6

                         PART I - FINANCIAL STATEMENTS

                          ITEM 1. FINANCIAL STATEMENTS

                        FASTENAL COMPANY AND SUBSIDIARY

                          Consolidated Balance Sheets

                                                                (Unaudited)         *
                                                                  March 31,    December 31,
                         Assets                                     1995          1994
- -------------------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                                       $ 1,101,000    3,133,000
 Trade accounts receivable, net of allowance for doubtful
      accounts of $340,000 and $300,000 as of March 31,
      1995 and December 31, 1994, respectively                    27,595,000   23,606,000
  Inventories                                                     35,574,000   30,911,000
  Deferred income tax benefit                                        729,000      729,000
  Other current assets                                             1,014,000    1,108,000
- --------------------------------------------------------------   -----------   ----------
         Total current assets                                     66,013,000   59,487,000

Marketable securities                                              2,837,000    5,026,000
Property and equipment, less accumulated depreciation             20,369,000   16,988,000
Other assets, net                                                    308,000      294,000
- --------------------------------------------------------------   -----------   ----------
         Total assets                                            $89,527,000   81,795,000
- --------------------------------------------------------------   -----------   ----------

            Liabilities and Stockholders' Equity
- --------------------------------------------------------------
Current liabilities:
   Accounts payable                                              $ 7,361,000    7,814,000
   Accrued expenses                                                5,071,000    4,146,000
   Income taxes payable                                            4,123,000    2,186,000
- --------------------------------------------------------------   -----------   ----------
         Total current liabilities                                16,555,000   14,146,000
- --------------------------------------------------------------   -----------   ----------

Stockholders' equity:
    Preferred stock of $.01 par value per share.
        Authorized 5,000,000 shares; none issued                           0            0
    Common stock of $.01 par value per share. Authorized
        50,000,000 shares; issued and outstanding 37,938,688
        shares                                                       379,000      379,000
     Additional paid-in capital                                    4,424,000    4,424,000
     Retained earnings                                            68,239,000   62,914,000
     Translation loss                                                (13,000)     (11,000)
     Unrealized holding losses on marketable securities              (57,000)     (57,000)
- --------------------------------------------------------------   -----------   ----------
         Total stockholders' equity                               72,972,000   67,649,000
- --------------------------------------------------------------   -----------   ----------

         Total liabilities and stockholders' equity              $89,527,000   81,795,000
- --------------------------------------------------------------   -----------   ----------

The accompanying notes are an integral part of the financial statements.

*From audited financial statements.


                        FASTENAL COMPANY AND SUBSIDIARY

                      Consolidated Statements of Earnings

              For the three months ended March 31, 1995 and 1994

                                  (Unaudited)

                                                            1995        1994
- -------------------------------------------------------------------------------
Net sales                                               $51,091,000  33,982,000
Cost of sales                                            24,036,000  16,003,000
- ------------------------------------------------------  -----------  ----------
     Gross profit                                        27,055,000  17,979,000
Operating and administrative
 expenses                                                17,192,000  12,261,000
- ------------------------------------------------------  -----------  ----------
     Operating income                                     9,863,000   5,718,000
Other income:
 Interest income                                             68,000      42,000
 Gain on disposal of property
   and equipment                                            313,000       9,000
- ------------------------------------------------------  -----------  ----------
     Total other income                                     381,000      51,000
- ------------------------------------------------------  -----------  ----------
     Earnings before
      income taxes                                       10,244,000   5,769,000
Income tax expense                                        4,160,000   2,335,000
- ------------------------------------------------------  -----------  ----------
     Net earnings                                       $ 6,084,000   3,434,000
- ------------------------------------------------------  -----------  ----------
Earnings per share                                      $       .16         .09
- ------------------------------------------------------  -----------  ----------
Weighted average shares
 outstanding                                             37,938,688  37,938,688
- ------------------------------------------------------  -----------  ----------

The accompanying notes are an integral part of the financial statements.

                        FASTENAL COMPANY AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

               For the three months ended March 31, 1995 and 1994

                                  (Unaudited)

                                                                  1995          1994
                                                              ------------   -----------
Cash flows from operating activities:
  Net earnings                                                 $ 6,084,000    3,434,000
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
       Depreciation of property and equipment                    1,300,000      725,000
       Gain on disposal of property and equipment                 (313,000)      (9,000)
       Changes in operating assets and liabilities:
          Trade accounts receivable                             (3,989,000)  (2,564,000)
          Inventories                                           (4,663,000)    (416,000)
          Other current assets                                      94,000        7,000
          Accounts payable                                        (453,000)    (293,000)
          Accrued expenses                                         925,000      827,000
          Income taxes payable                                   1,937,000    1,504,000
- --------------------------------------------------------       -----------   ----------
               Net cash provided by operating activities           922,000    3,215,000
- --------------------------------------------------------       -----------   ----------
Cash flows from investing activities:
  Purchases of marketable securities                                     -      (92,000)
  Sale of marketable securities                                  2,189,000      218,000
  Additions of property and equipment, net                      (4,864,000)  (1,305,000)
  Proceeds from sale of property and equipment                     496,000       36,000
  Translation adjustment                                            (2,000)           -
  Decrease (increase) in other assets                              (14,000)      35,000
- --------------------------------------------------------       -----------   ----------
               Net cash used in investing activities            (2,195,000)  (1,108,000)
- --------------------------------------------------------       -----------   ----------
Cash flows from financing activities:
  Payment of dividends                                            (759,000)    (759,000)
- --------------------------------------------------------       -----------   ----------
               Net cash used in financing activities              (759,000)    (759,000)
- --------------------------------------------------------       -----------   ----------

               Net increase (decrease) in cash and
                 cash equivalents                               (2,032,000)   1,348,000

Cash and cash equivalents at beginning of period                 3,133,000    1,976,000
- --------------------------------------------------------       -----------   ----------
Cash and cash equivalents at end of period                     $ 1,101,000    3,324,000
- --------------------------------------------------------       -----------   ----------

Supplemental disclosure of cash flow information:
  Cash paid during each period for:
    Income taxes                                               $ 2,223,000      831,000
- --------------------------------------------------------       -----------   ----------

The accompanying notes are an integral part of the financial statements.

                        FASTENAL COMPANY AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

                            March 31, 1995 and 1994

                                  (Unaudited)



(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the notes to financial statements included in the Company's financial statements as of and for the year ended December 31, 1994. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.


(2)  Seasonal Nature of Business

     The Company's product sales are generally greater in the second and third quarters of the year due to seasonal factors affecting the construction industry.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying financial statements.

   First quarter 1995 vs. 1994
   ---------------------------

         Net sales for the three months ended March 31, 1995 increased 50.3% to $51,091,000 versus the $33,982,000 recorded during the comparable 1994 period. The increase came primarily from higher unit sales rather than from price increases. Price increases caused about a 4% increase in net sales, with the remaining increase coming from higher unit sales. Higher unit sales came from increases in same store sales, and from the addition of new stores. Stores opened in 1993 or earlier had average sales increases of 38.8%. The remainder of the 50.3% sales growth came from stores opened in 1994 and during the first three months of 1995. Seventy-two new stores were added from April, 1994 through March, 1995. Sixty of the added stores were Fastenal stores, ten of the added stores were FastTool stores and two of the added stores were combined stores in communities smaller than the size considered necessary for individual stores. The Company started its first FastTool store in April of 1993. FastTool stores are located adjacent to existing Fastenal stores, and sell power and hand tools and safety supplies to the same customer base.

         Net earnings for the first three months grew from $3,434,000 in 1994 to $6,084,000 in 1995, an increase of 77.2%. Net earnings increased at a faster rate than net sales because gross profits increased 50.5% (commensurate with the increase in net sales), while the operating and administrative expenses increased only 40.2%. The Company's fixed costs increase at a rate similar to the rate of increase in the number of stores. The 72 stores added since
   March 31, 1994 represent a 26% increase in the number of stores since the end of the first quarter of 1994. Except for productivity gains, the Company's variable costs such as distribution costs and commissions increase at a rate similar to either the rate of unit sales growth or the rate of dollar sales growth.



   Liquidity and Capital Resources
   -------------------------------

         The higher level of sales during the period resulted in the growth of trade accounts receivable. Property and equipment increased because of the completion of the Company's new distribution building in Dallas, Texas, and expenditures for additional data processing equipment, machinery and trucks. Inventories increased to support the higher sales level. Cash requirements for these asset changes were satisfied primarily from net earnings and depreciation on plant and equipment. Cash and cash equivalents at the end of the period are believed sufficient to finance the Company's current expansion plans.

   PART  II  -  OTHER INFORMATION


   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

          4.1 Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
               1993).

          4.2 Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33 - 14293).

       (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1995.

                                  SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FASTENAL COMPANY


                                       ____________________________________
                                       (Robert A. Kierlin, President)
                                       (Duly Authorized Officer)



Date ____________________              ____________________________________
                                       (Stephen M. Slaggie, Treasurer)
                                       (Principal Financial Officer)