Form 10-Q/A
period 1995-03-31
FASTENAL COMPANY
filed 1995-07-07
CIK 815556

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to __________________


Commission file number 0-16125

                               FASTENAL COMPANY
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Minnesota                                     41-0948415
- -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2001 Theurer Boulevard, Winona, Minnesota                   55987
- -----------------------------------------               --------------
(Address of principal executive offices)                  (Zip Code)

                                 (507)454-5374
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No
     -----         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                                   Outstanding at April 18, 1995
- ----------------------------                       -----------------------------
Common Stock, $.01 par value                                37,938,688

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          3.1 Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
               1993).

          3.2 Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14293).

          27   Financial Data Schedule.

     (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FASTENAL COMPANY


                                    /s/ Robert A. Kierlin
                                    -----------------------------------------
                                    (Robert A. Kierlin, President)
                                    (Duly Authorized Officer)


Date July 7, 1995                   /s/ Stephen M. Slaggie
                                    -----------------------------------------
                                    (Stephen M. Slaggie, Treasurer)
                                    (Principal Financial Officer)

                               INDEX TO EXHIBITS


3.1 Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

3.2 Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14293).

27   Financial Data Schedule................................Electronically Filed