Form 10-Q
period 1995-06-30
FASTENAL COMPANY
filed 1995-08-08
CIK 815556

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


 (Mark One)


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ___________________

Commission file number           0-16125
                         -----------------------

                               FASTENAL COMPANY
     ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Minnesota                                           41-0948415
--------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

     2001 Theurer Blvd., Winona MN                                55987
----------------------------------------                   -------------------
(Address of principal executive offices)                       (Zip Code)


                                (507) 454-5374
     ---------------------------------------------------------------------
             (Registrant's telephone number, including area code)


     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No
                                                ---       ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                                   Outstanding at July 17, 1995
----------------------------                       ----------------------------
Common stock, $.01 par value                                37,938,688

                               FASTENAL COMPANY

                                     INDEX


                                                                     Page No.
                                                                     --------
Part I   Financial Information

         Consolidated Balance Sheets - June 30, 1995 and
           December 31, 1994                                             1

         Consolidated Statements of Earnings - six months and
           three months ended June 30, 1995 and 1994                     2

         Consolidated Statements of Cash Flows - six months ended
           June 30, 1995 and 1994                                        3

         Notes to financial statements                                   4

         Management's discussion and analysis of financial
           condition and results of operations                           5

Part II  Other Information

         Item 4  Submission of matters to a vote of security holders     6

         Item 6  Exhibits and reports on Form 8-K                        7

                         PART I - FINANCIAL STATEMENTS

                         ITEM 1. FINANCIAL STATEMENTS

                        FASTENAL COMPANY AND SUBSIDIARY

                          Consolidated Balance Sheets

                                                             (Unaudited)         *
                                                               June 30,     December 31,
                             Assets                             1995            1994
========================================================================================
Current assets:
  Cash and cash equivalents                                  $   201,000      3,133,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $380,000 and $300,000 as of June 30,
    1995 and December 31, 1994, respectively                  29,873,000     23,606,000
  Inventories                                                 40,246,000     30,911,000
  Deferred income tax benefit                                    729,000        729,000
  Other current assets                                         1,045,000      1,108,000
========================================================================================
        Total current assets                                  72,094,000     59,487,000

Marketable securities                                          1,139,000      5,026,000
Property and equipment, less accumulated depreciation         22,571,000     16,988,000
Other assets, net                                                308,000        294,000
========================================================================================

        Total assets                                         $96,112,000     81,795,000
========================================================================================


            Liabilities and Stockholders' Equity
========================================================================================

Current liabilities:
  Payable to bank                                            $ 2,600,000              0
  Accounts payable                                             7,311,000      7,814,000
  Accrued expenses                                             5,324,000      4,146,000
  Income taxes payable                                         1,140,000      2,186,000
========================================================================================
        Total current liabilities                             16,375,000     14,146,000
========================================================================================

Stockholders' equity:
  Preferred stock of $.01 par value per share.
    Authorized 5,000,000 shares; none issued                           0              0
  Common stock of $.01 par value per share. Authorized
    50,000,000 shares; issued and outstanding 37,938,688
    shares                                                       379,000        379,000
  Additional paid-in capital                                   4,424,000      4,424,000
  Retained earnings                                           74,959,000     62,914,000
  Translation loss                                               (25,000)       (11,000)
  Unrealized holding losses on marketable securities                   0        (57,000)
========================================================================================
        Total stockholders' equity                            79,737,000     67,649,000
========================================================================================

        Total liabilities and stockholders' equity           $96,112,000     81,795,000
========================================================================================

The accompanying notes are an integral part of the financial statements.

*Derived from audited financial statements.

                        FASTENAL COMPANY AND SUBSIDIARY

                      Consolidated Statements of Earnings

                                  (Unaudited)

                                      Six months ended            Three months ended
                                          June 30,                     June 30,
                                 --------------------------    ------------------------
                                     1995           1994          1995          1994
-----------------------------------------------------------    ------------------------
Net sales                        $106,566,000    73,370,000    55,475,000    39,388,000

Cost of sales                      50,082,000    34,448,000    26,046,000    18,445,000
-----------------------------------------------------------    ------------------------
        Gross profit               56,484,000    38,922,000    29,429,000    20,943,000

Operating and administrative
  expenses                         35,380,000    25,605,000    18,188,000    13,344,000
-----------------------------------------------------------    ------------------------
        Operating income           21,104,000    13,317,000    11,241,000     7,599,000

Other income (expense):
  Interest income                     103,000        90,000        35,000        48,000
  Interest expense                    (46,000)            0       (46,000)            0
  Gain on disposal of property
    and equipment                     396,000        52,000        83,000        43,000
-----------------------------------------------------------    ------------------------
        Total other income            453,000       142,000        72,000        91,000
-----------------------------------------------------------    ------------------------

        Earnings before
          income taxes             21,557,000    13,459,000    11,313,000     7,690,000

Income tax expense                  8,753,000     5,455,000     4,593,000     3,120,000
-----------------------------------------------------------    ------------------------

        Net earnings              $12,804,000     8,004,000     6,720,000     4,570,000
-----------------------------------------------------------    ------------------------

Earnings per share                $      0.34          0.21          0.18          0.12
-----------------------------------------------------------    ------------------------

Weighted average shares
  outstanding                      37,938,688    37,938,688    37,938,688    37,938,688
-----------------------------------------------------------    ------------------------

The accompanying notes are an integral part of the financial statements.

                        FASTENAL COMPANY AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                For the six months ended June 30, 1995 and 1994

                                  (Unaudited)

                                                                                 1995          1994
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                                               $12,804,000    8,004,000
   Adjustments to reconcile net earnings to net cash
     provided by (used for) operating activities:
       Depreciation of property and equipment                                   2,600,000    1,545,000
       Gain on disposal of property and equipment                                (396,000)     (52,000)
       Amortization of premium on marketable securities                            13,000       12,000
       Changes in operating assets and liabilities:
         Trade accounts receivable                                             (6,267,000)  (5,132,000)
         Inventories                                                           (9,335,000)  (1,936,000)
         Other current assets                                                      63,000      (68,000)
         Accounts payable                                                        (503,000)   1,004,000
         Accrued expenses                                                       1,178,000    1,254,000
         Income taxes payable                                                  (1,046,000)     603,000
------------------------------------------------------------------------------------------------------
              Net cash provided by (used for)
                operating activities                                             (889,000)   5,234,000
------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchases of marketable securities                                                   0     (384,000)
   Sale of marketable securities                                                3,931,000      324,000
   Additions of property and equipment, net                                    (8,586,000)  (3,591,000)
   Proceeds from sale of property and equipment                                   799,000            0
   Translation adjustment                                                         (14,000)           0
   Decrease (increase) in other assets                                            (14,000)      24,000
------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                            (3,884,000)  (3,627,000)
------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Increase in payable to bank                                                  2,600,000            0
   Payment of dividends                                                          (759,000)    (758,000)
------------------------------------------------------------------------------------------------------
              Net cash used in financing activities                             1,841,000     (758,000)
------------------------------------------------------------------------------------------------------

              Net increase (decrease) in cash and
                cash equivalents                                               (2,932,000)     849,000

Cash and cash equivalents at beginning of period                                3,133,000    1,976,000
------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                    $   201,000    2,825,000
------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
   Cash paid during each period for:
     Income taxes                                                             $ 9,798,467    4,852,000
------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

                        FASTENAL COMPANY AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

                            June 30, 1995 and 1994

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

Six months 1995 vs. 1994
------------------------

     Net sales for the six months ended June 30, 1995 increased 45.2% to $106,566,000 versus the $73,370,000 recorded during the comparable 1994 period. The increase came primarily from higher unit sales, although prices were about 4% higher in the 1995 period. Higher unit sales came from increases in same store sales and from the addition of new stores. Stores opened in 1993 or earlier had average sales increases of 32.6%. The remainder of the 45.2% sales growth came from stores opened in 1994 and during the first six months of 1995. Seventy-nine new stores were added from July, 1994 through June, 1995. Fifty-eight of the added stores were Fastenal stores, seventeen were FastTool stores, and four were combination Fastenal/FastTool stores in smaller communities. FastTool stores are located adjacent to existing Fastenal stores and sell power and hand tools and safety supplies to the same customer base.

     Net earnings for the first six months grew from $8,004,000 in 1994 to $12,804,000 in 1995, an increase of 60.0%. Net earnings increased at a faster rate than net sales because gross profits increased 45.1% (commensurate with the increase in net sales), while the operating and administrative expenses increased only 38.2%. The Company's fixed costs increase at a rate similar to the rate of increase in the number of stores. The 79 stores added since June 30, 1994 represent a 27% increase in the number of stores since the end of the second quarter of 1994.

Second quarter 1995 vs. 1994
----------------------------

     Net sales for the three months ended June 30, 1995 increased 40.8% to $55,475,000 versus the $39,388,000 recorded during the comparable 1994 period. Reasons for the increase were the same as those mentioned in the six months comparison. The same store sales increases are due primarily to strength in the manufacturing segment of the economy. Many of the Company's customers are in the auto, machinery and processing sections of the manufacturing economy, all of which are experiencing relatively high sales rates. Fourteen new Fastenal stores, eight new FastTool stores, and two new combination stores were opened in the quarter, bringing the opened store totals to 344 Fastenal stores, 22 FastTool stores, and 4 combination stores.

     Net earnings for the first three months grew from $4,570,000 in 1994 to $6,720,000 in 1995, an increase of 47.0%. Net earnings increased at a faster rate than net sales because operating and administrative expenses increased 36.3%, or less than the rate of increase for net sales. Operating and administrative expenses increase primarily because of the opening of new stores. At the end of the 1995 period the Company had 27% more stores than at the end of the 1994 period.


Liquidity and Capital Resources
-------------------------------

     The higher level of sales during the period resulted in the growth of trade accounts receivable and inventories. Property and equipment increased because of the construction of new manufacturing facilities in Winona, Minnesota, and the addition of trucks and data processing equipment. Cash requirements for these asset changes were satisfied from net earnings, use of available cash, and short-term bank loans. The Company expects to generate sufficient excess cash flow in the third quarter of 1995 to pay off all short-term bank loans while maintaining current expansion plans.

                        PART  II  -  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of shareholders held on April 25, 1995, two matters were put to a vote of the shareholders. Proxies were solicited from shareholders unable to attend the meeting. Proxy votes are included in the results that follow.

Matter 1. To elect a Board of five directors, to serve until the next regular --------- meeting of shareholders or until their successors have been duly elected and qualified.

     The previous directors, Robert A. Kierlin, Stephen M. Slaggie, Michael M. Gostomski, John D. Remick, and Henry K. McConnon were nominated. There were no other nominations. The five nominees each received and had withheld the number of votes set forth opposite their names below:

                                       Total Number of        Total Number of
Name of Director                       Votes Cast For         Votes Withheld
----------------                       ---------------        ---------------
Robert A. Kierlin                        16,301,484               30,502
Stephen M. Slaggie                       16,302,284               29,702
Michael M. Gostomski                     16,301,509               30,477
John D. Remick                           16,311,809               20,177
Henry K. McConnon                        16,312,309               19,677

     There were no abstentions or broker non-votes.

Matter 2. To ratify the appointment of KPMG Peat Marwick as independent --------- auditors for the fiscal year ending December 31, 1995.

     Voting to ratify the appointment were 16,291,823 shares. Voting against the ratification were 7,720 shares. There were no broker non-votes. Abstentions totaled 32,443 shares.

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

  (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1995.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FASTENAL COMPANY


                                       /s/ Robert A. Kierlin
                                       -----------------------------------
                                       (Robert A. Kierlin, President)
                                       (Duly Authorized Officer)



          August 8, 1995               /s/ Stephen M. Slaggie
Date _________________________         ___________________________________
                                       (Stephen M. Slaggie, Treasurer)
                                       (Principal Financial Officer)