Form 10-Q/A
period 1995-06-30
FASTENAL COMPANY
filed 1995-08-11
CIK 815556

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to __________________


Commission file number  0-16125

                               FASTENAL COMPANY
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Minnesota                                        41-0948415
- -------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

2001 Theurer Boulevard, Winona, Minnesota                    55987
- -----------------------------------------                -------------
 (Address of principal executive offices)                 (Zip Code)

                                 (507) 454-5374
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

        ________________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No ___
     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         Class                                   Outstanding at July 17, 1995
- ----------------------------                     ----------------------------
Common Stock, $.01 par value                               37,938,688

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

                                    FASTENAL COMPANY


                                    /s/ Robert A. Kierlin
                                    ------------------------------------------
                                    (Robert A. Kierlin, President)
                                    (Duly Authorized Officer)


Date August 11, 1995                /s/ Stephen M. Slaggie
                                    ------------------------------------------
                                    (Stephen M. Slaggie, Treasurer)
                                    (Principal Financial Officer)

                               INDEX TO EXHIBITS


3.1 Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

3.2 Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14293).

27   Financial Data Schedule.............................. Electronically Filed