Form 10-Q
period 1995-09-30
FASTENAL COMPANY
filed 1995-11-02
CIK 815556

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 1995 or
                               ---------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _________________  to_________________________

Commission file number  0-16125
                        -------

                               FASTENAL COMPANY
                              ------------------
            (Exact name of registrant as specified in its charter)

            Minnesota                                       41-0948415
----------------------------------                       ------------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

   2001 Theurer Blvd., Winona MN                                 55987
----------------------------------------                      -----------
 (Address of principal executive offices)                      (Zip Code)


                                (507) 454-5374
     ---------------------------------------------------------------------
             (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No _________
    -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

       Class                                 Outstanding at October 17, 1995
----------------------------                 -------------------------------
Common stock, $.01 par value                             37,938,688

                               FASTENAL COMPANY

                                     INDEX

                                                                                        Page No.
                                                                                        --------

Part  I   Financial  Information

            Consolidated Balance Sheets - September 30, 1995 and December 31, 1994           1

            Consolidated Statements of Earnings -nine months and three months
              ended September  30, 1995 and 1994                                             2

            Consolidated Statements of Cash Flows - nine months ended
              September 30, 1995 and 1994                                                    3

            Notes to financial statements                                                    4

            Management's discussion and analysis of financial
              condition and results of operations                                            5

Part  II  Other Information

            Item 6  Exhibits and reports on Form 8-K                                         6

                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                        FASTENAL COMPANY AND SUBSIDIARY

                          Consolidated Balance Sheets

                                                     (Unaudited)        *
                                                    September 30,  December 31,
                       Assets                            1995          1994
-------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                         $  2,575,000     3,133,000
  Trade accounts receivable, net of allowance
    for doubtful accounts of $420,000 and $300,000
    as of September 30, 1995 and December 31,
    1994, respectfully                                33,235,000    23,606,000
  Inventories                                         37,049,000    30,911,000
  Deferred income tax benefit                            729,000       729,000
  Other current assets                                 1,229,000     1,108,000
-------------------------------------------------------------------------------
      Total current assets                            74,817,000    59,487,000
Marketable securities                                  1,170,000     5,026,000
Property and equipment, less accumulated
  depreciation                                        24,955,000    16,988,000
Other assets, net                                        323,000       294,000
-------------------------------------------------------------------------------
      Total assets                                  $101,265,000    81,795,000
-------------------------------------------------------------------------------
        Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                  $  7,023,000     7,814,000
  Accrued expenses                                     5,324,000     4,146,000
  Income taxes payable                                 1,760,000     2,186,000
-------------------------------------------------------------------------------
      Total current liabilities                       14,107,000    14,146,000
-------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock of $.01 par value per share.
    Authorized 5,000,000 shares; none issued                   0             0
  Common stock of $.01 par value per share.
    Authorized 50,000,000 shares; issued and
    outstanding 37,938,688 shares                        379,000       379,000
  Additional paid-in capital                           4,424,000     4,424,000
  Retained earnings                                   82,345,000    62,914,000
  Translation loss                                       (25,000)      (11,000)
  Unrealized holding gains (losses) on marketable
    securities                                            35,000       (57,000)
-------------------------------------------------------------------------------
      Total stockholders' equity                      87,158,000    67,649,000
-------------------------------------------------------------------------------
      Total liabilities and stockholders' equity    $101,265,000    81,795,000
-------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

*From audited financial statements.

                        FASTENAL COMPANY AND SUBSIDIARY

                      Consolidated Statements of Earnings

                                  (Unaudited)

                                 Nine months ended        Three months ended
                                   September 30,             September 30,
                             -------------------------  ----------------------
                                 1995         1994        1995        1994
------------------------------------------------------------------------------
Net sales                    $164,559,000  116,878,000  57,993,000  43,508,000
Cost of sales                  77,054,000   54,962,000  26,972,000  20,514,000
------------------------------------------------------------------------------
      Gross profit             87,505,000   61,916,000  31,021,000  22,994,000
Operating and administrative
  expenses                     54,105,000   40,095,000  18,725,000  14,490,000
------------------------------------------------------------------------------
      Operating income         33,400,000   21,821,000  12,296,000   8,504,000
Other income (expense):
  Interest income                 124,000      151,000      21,000      61,000
  Interest expense                (68,000)           0     (22,000)          0
  Gain on disposal of
    property and equipment        553,000      146,000     157,000      94,000
------------------------------------------------------------------------------
      Total other income          609,000      297,000     156,000     155,000
------------------------------------------------------------------------------
      Earnings before
        income taxes           34,009,000   22,118,000  12,452,000   8,659,000
Income tax expense             13,819,000    8,960,000   5,066,000   3,505,000
------------------------------------------------------------------------------
      Net earnings           $ 20,190,000   13,158,000   7,386,000   5,154,000
------------------------------------------------------------------------------
Earnings per share           $        .53          .35         .19         .14
------------------------------------------------------------------------------
Weighted average shares
  outstanding                  37,938,688   37,938,688  37,938,688  37,938,688
------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

                        FASTENAL COMPANY AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

             For the nine months ended September 30, 1995 and 1994

                                  (Unaudited)

                                                                           1995               1994
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                         $ 20,190,000        13,158,000
  Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
      Depreciation of property and equipment                              3,900,000         2,495,000
      Gain on disposal of property and equipment                           (553,000)         (146,000)
      Amortization of premium on marketable securities                       15,000            25,000
      Changes in operating assets and liabilities:
        Trade accounts receivable                                        (9,629,000)       (8,061,000)
        Inventories                                                      (6,138,000)       (3,438,000)
        Other current assets                                               (121,000)          (89,000)
        Accounts payable                                                   (791,000)        1,155,000
        Accrued expenses                                                  1,179,000         1,665,000
        Income taxes payable                                               (427,000)        1,182,000
-----------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                     7,625,000         7,946,000
-----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of marketable securities                                              0          (685,000)
  Sale of marketable securities                                           3,933,000           324,000
  Additions of property and equipment, net                              (12,543,000)       (5,186,000)
  Proceeds from sale of property and equipment                            1,229,000           306,000
  Translation adjustment                                                    (14,000)                0
  Increase in other assets                                                  (29,000)          (73,000)
-----------------------------------------------------------------------------------------------------
            Net cash used in investing activities                        (7,424,000)       (5,314,000)
-----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Increase in payable to bank                                                     0                 0
  Payment of dividends                                                     (759,000)         (758,000)
-----------------------------------------------------------------------------------------------------
            Net cash used in financing activities                          (759,000)         (758,000)
-----------------------------------------------------------------------------------------------------
            Net increase (decrease) in cash and cash equivalents           (558,000)        1,874,000

Cash and cash equivalents at beginning of period                          3,133,000         1,976,000
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $  2,575,000         3,850,000
-----------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
  Cash paid during each period for:
    Income taxes                                                       $ 14,245,000         7,778,000
-----------------------------------------------------------------------------------------------------
    Interest                                                           $     68,000                 0
-----------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements.

                        FASTENAL COMPANY AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

                          September 30, 1995 and 1994

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

Nine months 1995 vs. 1994
-------------------------

   Net sales for the nine months ended September 30, 1995 increased 40.8% to $164,559,000 versus the $116,878,000 recorded during the comparable 1994 period. The increase came primarily from higher unit sales, although prices were about 4% higher in the 1995 period. Higher unit sales came from increases in same store sales and from the addition of new stores. Stores opened in 1993 or earlier had average sales increases of 27.5%. The remainder of the 40. 8% sales growth came from stores opened in 1994 and during the first nine months of 1995. Eighty-three new stores were added from October, 1994 through September, 1995. Fifty-five of the added stores were Fastenal stores, twenty-three were FastTool stores, and five were combination Fastenal/FastTool stores in smaller communities. FastTool stores are located adjacent to existing Fastenal stores and sell power and hand tools and safety supplies to the same customer base.

   Net earnings for the first nine months grew from $13,158,000 in 1994 to $20,190,000 in 1995, an increase of 53.4%. Net earnings increased at a faster rate than net sales because gross profits increased 41.3% (commensurate with the increase in net sales), while the operating and administrative expenses increased only 34.9%. The Company's fixed costs increase at a rate similar to the rate of increase in the number of stores. The 83 stores added since September 30, 1994 represent a 27% increase in the number of stores since the end of the third quarter of 1994.

Third quarter 1995 vs. 1994
---------------------------

   Net sales for the three months ended September 30, 1995 increased 33.3% to $57,993,000 versus the $43,508,000 recorded during the comparable 1994 period. Reasons for the increase were the same as those mentioned in the nine months comparison. The same store sales increases are due primarily to strength in the industrial construction segment of the economy, with a lesser effect from strength in the maintenance and repair segment of the economy. Twelve new Fastenal stores, seven new FastTool stores, and one new combination store were opened in the quarter, bringing the opened store totals to 356 Fastenal stores, 29 FastTool stores, and 5 combination stores.

   Net earnings for the third quarter grew from $5,154,000 in 1994 to $7,386,000 in 1995, an increase of 43.3%. Net earnings increased at a faster rate than net sales because operating and administrative expenses increased 29.2%, or less than the rate of increase for net sales. Operating and administrative expenses increase primarily because of the opening of new stores. At the end of the 1995 period the Company had 27% more stores than at the end of the 1994 period.


Liquidity and Capital Resources
-------------------------------

   The higher level of sales during the period resulted in the growth of trade accounts receivable. Property and equipment increased because of the completion of new manufacturing facilities in Winona, Minnesota, and the addition of trucks and data processing equipment. Cash requirements for these asset changes were satisfied from net earnings and the use of available cash. The Company expects to generate sufficient excess cash flow in the fourth quarter of 1995 to maintain current expansion plans.

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

          3.2 Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33 - 14293).

          27   Financial Data Schedule

      (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

                                  SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                            FASTENAL COMPANY
                                             /s/ Robert A. Kierlin
                                             ------------------------------
                                             (Robert A. Kierlin, President)
                                             (Duly Authorized Officer)



Date     November 2, 1995                     /s/ Stephen M. Slaggie
    --------------------------                ------------------------------
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

   27   Financial Data Schedule........................Electronically  Filed