Form 10-K405
period 1995-12-31
FASTENAL COMPANY
filed 1996-03-18
CIK 815556

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                   FORM 10-K



     (Mark One)

     [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

     For the fiscal year ended December 31, 1995, or

     [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

     For the transition period from _________________ to __________________

     Commission file number 0-16125

                               FASTENAL COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Minnesota                                           41-0948415
-------------------------------                        ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

    2001 Theurer Boulevard
      Winona, Minnesota                                            55987
----------------------------------------                        ----------
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

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 1, 1996 was $958,035,715. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

     As of March 1, 1996, the registrant had 37,938,688 shares of Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated by reference in Part II. Portions of the registrant's Proxy Statement for the annual meeting of shareholders to be held April 23, 1996 are incorporated by reference in Part III.

                                    PART I
                                    ------

ITEM 1.  BUSINESS
-----------------

     Fastenal Company ("Fastenal Company" and, together with its wholly owned subsidiary, Fastenal Canada Company, collectively, the "Company") began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. As of December 31, 1995, the Company sold approximately 41,000 different types of threaded fasteners and other industrial and construction supplies through 366 stores located in 45 states and in Canada which were operated by the Company under the Fastenal(R) name/1/, and approximately 8,000 different types of tools and safety supplies through 37 stores located in 18 states which were operated by the Company under the FastTool(R) name. As of December 31, 1995, the Company also operated nine combined Fastenal/FastTool stores in smaller communities located in nine states, all nine of which stores were opened in 1995. The Company maintains seven distribution centers from which the Company distributes products to its stores, and operates a facility in Memphis, Tennessee to receive and package goods coming from suppliers outside of the United States.

     Through 1995 the Company counted as a new store the addition of two employees at a site dedicated to the sale of a new product line. By way of example, each FastTool store is located in a store site housing an existing Fastenal store, but has been counted as a separate store because of the addition of two people at the site to sell the FastTool product line. The Company plans to begin adding product lines to some existing sites with only one additional employee or, in some cases, no additional employees. In the future, therefore, the Company's reports relating to growth will include data about total store sites, average sales at these sites, total employment at these sites, and average sales per marketing employee. The Company will also report total Company sales by major product classification, but will not report sales or profits by product class for individual sites. As of January 1, 1996, the Company had 375 store sites and 1,310 people employed at these sites.

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

     The Company opened its first store in Winona, Minnesota, a city with a population of approximately 25,000. The following table shows the growth in the number of Company stores during the last ten years, and the related increases in the Company's consolidated net sales during that period:

-----------------------
/1/ Fastenal(R), FastTool(R), SharpCut(TM) and PowerFlow(TM) are trademarks and/or service marks of the Company.

                        1986     1987     1988     1989     1990     1991     1992     1993      1994      1995
                        ----     ----     ----     ----     ----     ----     ----     ----      ----      ----
Number of stores
at year end              45       58       75       98       126      158      200      256       324       412

Net sales
(in thousands)        $15,040  $20,295  $30,441  $41,190  $52,290  $62,305  $81,263  $110,307  $161,886  $222,555

     As of December 31, 1995, the Company operated 412 stores located in Minnesota (11 stores), Wisconsin (22 stores), Iowa (16 stores), Illinois (23 stores), Indiana (18 stores), Ohio (31 stores), Michigan (18 stores), Kentucky (7 stores), Pennsylvania (16 stores), New York (14 stores), Nebraska (4 stores), Missouri (10 stores), Kansas (8 stores), South Dakota (4 stores), West Virginia (6 stores), Arkansas (5 stores), Maryland (4 stores), North Dakota (3 stores), North Carolina (16 stores), Oklahoma (5 stores), Tennessee (11 stores), Texas (33 stores), South Carolina (5 stores), Colorado (7 stores), Virginia (8 stores), Louisiana (3 stores), Georgia (12 stores), Alabama (11 stores), Utah (3 stores), Washington (10 stores), Oregon (6 stores), Mississippi (5 stores), California (12 stores), Idaho (4 stores), Massachusetts (7 stores), Florida (5 stores), Connecticut (4 stores), Arizona (2 stores), Montana (4 stores), Nevada (1 store), New Hampshire (4 stores), New Mexico (2 stores), Maine (2 stores), Delaware (1 store), Vermont (1 store) and Canada (8 stores). The Company has closed only three stores in its history.

     The Company selects new locations for its stores based on their proximity to the Company's distribution network, population statistics, and employment data for manufacturing and construction. The Company currently intends to continue opening new stores at the rate experienced over the last several years, subject to market and general economic conditions. The Company believes that approximately 135 additional markets in the United States have sufficient potential to justify a stand-alone Fastenal store.

     Since 1993 the Company has developed a new store concept, opening 37 FastTool stores which sell tools and safety supplies. Each such store is located in a store site housing an existing Fastenal store, but has been counted as a separate store because of the addition of two employees at the site dedicated to the sale of the FastTool product line. The Company plans to open between 25 and 35 additional FastTool stores in 1996. The Company believes that most cities with Fastenal stores have sufficient market potential for a FastTool store. However, in the aggregate, the existing FastTool stores currently operate at a loss.

     In 1995 the Company opened nine experimental stores in communities which are smaller (populations of approximately 8,000 to 25,000) than those in which regular Fastenal stores are located. These stores, each of which starts operations with two full-time employees, combine the Fastenal and FastTool product lines in single stores. The Company plans to open between 25 and 40 of these combination stores in 1996. Although the Company cannot be sure of the success of these stores, the Company believes that their success potentially could lead to 500 more store sites in the United States.

     In 1995 the Company announced plans to begin marketing an expanded line of metal cutting blades and new lines of fluid flow products and materials handling equipment and systems. The Company started selling the expanded line of cutting blades from certain existing Fastenal locations in January 1996, and plans to begin adding each of the other new product lines later in 1996.

     In 1994 the Company began to sell products into Mexico from its existing McAllen, Texas store. In 1995 similar operations were begun from stores in El Paso and Brownsville, Texas. The Company opened two Fastenal stores in

Canada in 1994 and six in 1995, and plans to open between five and ten additional Canadian stores in 1996.

     No assurance can be given that any of the expansion plans described above will be achieved, or that new stores, once opened, will be profitable.

     It has been the Company's experience that near-term profitability has been adversely affected by new store openings, due to the related start-up costs and the time necessary to generate a customer base. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. As a result of this process, sales volume builds slowly and it typically requires nine to 15 months for a new stand-alone Fastenal store to achieve its first profitable month. Of the 15 Fastenal stores, five FastTool stores and two combination stores opened in the first quarter of 1995, 12 Fastenal stores, one FastTool store and two combination stores were profitable in the fourth quarter of 1995.

     For 1995 annual sales volumes of stores operating at least five years ranged between approximately $398,000 and $3,386,000, with 75% of these stores having annual sales volumes within the range of approximately $630,000 to $1,495,000. The data in the following table shows the growth in the average sales of the Company's stores from 1994 to 1995 based on each store's age. The stores opened in 1995 contributed $8.6 million (or approximately 3.9%) of the Company's consolidated sales in 1995, with the remainder coming from existing stores.

  Age of Store     Number of Stores in     Average          Average
 as of 12/31/95    Group as of 12/31/95   Sales 1994      Sales 1995         % Change
-----------------  --------------------  ------------    -------------       --------
0-1 year old              88             $    --          $   98,000/(1)/        --
1-2 years old             68                 73,000/(1)/     283,000             --
2-3 years old             56                233,000          378,000            +62
3-4 years old             42                393,000          551,000            +40
4-5 years old             32                550,000          671,000            +22
5-6 years old             28                644,000          788,000            +22
6-7 years old             23                648,000          778,000            +20
7-8 years old             17                818,000          976,000            +19
8-9 years old             13                872,000        1,095,000            +26
9-10 years old            10                833,000          992,000            +19
10-13 years old           15              1,066,000        1,143,000            + 7
13+ years old             20              1,365,000        1,532,000            +12

--------------------

/(1)/ Average sales includes sales of stores open for less than the full fiscal year.

     The Company currently maintains distribution centers in or near Winona, Minnesota; Indianapolis, Indiana; Dallas, Texas; Atlanta, Georgia; Scranton, Pennsylvania; Fresno, California; and Kent, Washington. Distribution centers are located so as to permit twice-a-week delivery to Company stores using Company trucks and overnight delivery by surface common carrier. As the number of stores increases, the Company intends to add new distribution centers. The Company plans to open a distribution center in Ohio in 1996.

     In December 1994 the Company opened a packaging facility in Memphis, Tennessee. This facility receives freight containers from foreign suppliers and repackages the items in standard packages using high speed equipment. This packaging facility serves five of the Company's distribution centers.

     The Company operates a UNIX/terminal-based computer system allowing automatic data exchange between the stores and the distribution centers during regular business hours. The use of client/server technology allows the Company's network of UNIX-based machines to serve networked personal computers and workstations. During 1995 the Company continued to improve its point of sale hardware and software.

PRODUCTS

     Fastenal Stores
     ---------------

     The Company distributes approximately 41,000 different items through its Fastenal stores which may be divided into two broad categories: threaded fasteners, such as bolts, nuts, screws, studs and related washers; and other industrial and construction supplies, such as cutting tools, paints, chains, various pins and machinery keys, concrete anchors, masonry drills, flashlights and batteries, sealants, metal framing systems, wire rope and related accessories.

     Threaded fasteners are used in most manufactured products and building projects, and in the maintenance and repair of machines and structures. Although some aspects of the threaded fastener market are common to all cities, the Company feels that each city's market is to some extent unique. Therefore, the Company opens each Fastenal store with minimal base stocks of inventory, and then tailors the growing inventory to the local market demand as it develops. Threaded fasteners accounted for approximately 68% of the Company's consolidated sales in 1993 and 1994, and approximately 65% of consolidated sales in 1995.

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

     FastTool Stores
     ---------------

     In 1993 the Company began a new FastTool division which sells power and hand tools and safety supplies to the same customer base serviced by its existing Fastenal stores. The inventory of tools and safety supplies in the FastTool stores is comprised of approximately 8,000 different items. The Company opened three FastTool stores in 1993, six FastTool stores in 1994, and 28 FastTool stores in 1995. The Company uses its current distribution system for the FastTool division, but store personnel are specialists in tool marketing. FastTool stores are located in store sites housing existing Fastenal stores.

     Smaller Community Combination Stores
     ------------------------------------

     In 1995 the Company opened nine experimental stores in communities which are smaller (populations of approximately 8,000 to 25,000) than those in which current Fastenal stores are located. These stores, each of which started operations with two full-time employees, combine the Fastenal and FastTool product lines in single stores. Although the Company cannot be sure of the success of these stores, the Company believes that their success potentially could lead to 500 more store sites in the United States.

     Additional Product Lines
     ------------------------

     In 1995 the Company announced plans to begin selling an expanded line of metal cutting blades and blade regrinding services under the SharpCut(TM) name, to begin selling fluid transmission products under the PowerFlow(TM) name, and to begin selling materials handling products and systems. The Company began the regrinding service in September 1995, started selling the expanded line of cutting blades from select Fastenal sites in January 1996, and plans to begin adding the other new products later in 1996.

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

MANUFACTURING OPERATIONS

     In 1995 approximately 95.9% of the Company's consolidated sales were attributable to products manufactured by other companies to industry standards. The remaining approximately 4.1% of the Company's consolidated sales for 1995 related to products manufactured by, or modified in, the Company's machining shop. These manufactured products consist primarily of non-standard sizes of threaded fasteners made to customers' specifications. The Company engages in manufacturing activity primarily as a service to its customers and does not expect any significant growth in the foreseeable future in the proportion of the Company's consolidated sales attributable to manufacturing.

SOURCES OF SUPPLY

     The Company uses a large number of suppliers for the approximately 49,000 standard items it distributes. Most items distributed by the Company can be purchased from several sources, although preferred sourcing is used for some items to facilitate quality control. No single supplier accounted for more than 5.0% of the Company's purchases in 1995.

CUSTOMERS AND MARKETING

     The Company believes its success can be attributed to its ability to offer customers in small to medium-sized cities a full line of products at convenient locations, and to the high quality of the Company's employees. Most of the Company's customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal and road contractors. The manufacturing market includes both original equipment manufacturers and maintenance and repair operations. Other users of the Company's products include farmers, truckers, railroads, mining companies, municipalities, schools and certain retail trades. As of December 31, 1995, the Company's total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 53,000.

     During each of the three years ended December 31, 1995, no one customer accounted for a significant portion of the Company's sales. The Company believes that the large number of its customers together with the varied markets that they represent provide some protection to the Company from economic downturns in a particular market.

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

EMPLOYEES

     As of January 1, 1996, the Company employed a total of 2,045 full and part-time employees, 1,310 being store managers and store employees, and the balance being employed in the Company's distribution centers, packaging facility, manufacturing operations and home office.

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

ITEM 2.  PROPERTIES
-------------------

     The Company owns three facilities in Winona, Minnesota: a 98,000 square foot distribution center and home office building, a 50,000 square foot manufacturing facility, and a 23,000 square foot building that houses both the Company's Winona store and some operations departments. In 1995 the Company began construction of a 75,000 square foot addition to its distribution center and office building in Winona. The Company expects to occupy this facility in July 1996. The Company also owns a 60,000 square foot distribution center in Indianapolis, Indiana, a 54,000 square foot distribution center in Atlanta, Georgia, a 50,000 square foot distribution center in Dallas, Texas and a 50,000 square foot distribution center near Scranton, Pennsylvania. The buildings that house the Fastenal and FastTool stores in Waterloo and Mason City, Iowa; St. Joseph, Missouri; Wichita Falls and Texarkana, Texas; Topeka, Kansas; and Kokomo, Indiana are also owned by the Company.

     All other buildings occupied by the Company are leased. Leased stores range from approximately 1,200 to 8,000 square feet, with lease terms of up to 48 months. The Company's leased distribution center in Kent, Washington, which opened in February 1994, is approximately 16,400 square feet. The term of the lease of the Washington facility expires on January 31, 1997, provided that the lease may be renewed at the Company's option for two additional one year periods. The Company's leased distribution center in Fresno, California, which opened in March 1995, is approximately 11,200 square feet. The term of the lease of the California facility expires on February 28, 1998. The Company's leased packaging facility in Memphis, Tennessee, which opened in December 1994, is approximately 37,500 square feet. The term of the lease of the Memphis facility expires on November 15, 1997.

     If economic conditions are suitable, the Company will, in the future, consider purchasing store sites to house its older stores. All sites for new stores (other than new FastTool stores, which are located in sites housing existing Fastenal stores, some of which are or may be owned) will continue to be leased. It is the Company's policy to negotiate relatively short lease terms to facilitate relocation of particular store operations if deemed desirable by management. It has been the Company's experience that space suitable for its needs and available for leasing is more than sufficient.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     Not Applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT
---------------------------------------------

     The executive officers of Fastenal Company are:

        Name                Age              Position
        ----                ---              --------
 Robert A. Kierlin          56        Chairman of the Board,
                                      President and Director

 Stephen M. Slaggie         56        Secretary, Treasurer
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

                                    PART II
                                    -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995, Common Stock Data on page 7.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995, page 2.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995, pages 5-6.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995, Selected Quarterly Financial Data (Unaudited) on page 7 and Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report on pages 8-16.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

                                   PART III
                                   --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Incorporated herein by reference is the information appearing under the headings "Election of Directors - Nominees and Required Vote", pages 4-5, and "General", page 9, in Fastenal Company's Proxy Statement dated March 19, 1996. See also Part I hereof under the heading "Item X. Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     Incorporated herein by reference is the information appearing under the headings "Election of Directors - Board and Committee Meetings", page 5, "Election of Directors - Executive Compensation - Summary of Compensation", page 5, and "Election of Directors - Executive Compensation - Compensation Committee Interlocks and Insider Participation", pages 5-6, in Fastenal Company's Proxy Statement dated March 19, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management", pages 2-3, in Fastenal Company's Proxy Statement dated March 19, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Incorporated herein by reference is the information appearing under the heading "Election of Directors - Executive Compensation - Compensation Committee Interlocks and Insider Participation", pages 5-6, in Fastenal Company's Proxy Statement dated March 19, 1996.

                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

a)   1.   Financial Statements:

          Consolidated Balance Sheets as of December 31, 1995 and 1994

          Consolidated Statements of Earnings for the years ended December 31, 1995, 1994 and 1993

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993

          Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

          Notes to Consolidated Financial Statements

          Independent Auditors' Report

          (Incorporated by reference to pages 8-16 of Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995)

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

          13 Annual Report to Shareholders for the fiscal year ended December 31, 1995 (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)

          21 List of Subsidiaries (incorporated by reference to Exhibit 21 to Fastenal Company's Form 10-K for the fiscal year ended December 31, 1994)

          27    Financial Data Schedule

     Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

b)   Reports on Form 8-K

     No report on Form 8-K was filed by Fastenal Company during the fourth quarter of the fiscal year ended December 31, 1995.

                     [LETTERHEAD OF KPMG PEAT MARWICK LLP]



                   Independent Auditors' Report on Schedule
                   ----------------------------------------



The Board of Directors and Stockholders
Fastenal Company:


Under date of January 29, 1996, we reported on the consolidated balance sheets of Fastenal Company and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG Peat Marwick LLP



Minneapolis, Minnesota
January 29, 1996

                               FASTENAL COMPANY

                                 Schedule VIII
                       Valuation and Qualifying Accounts
                 Years Ended December 31, 1995, 1994 and 1993
                 --------------------------------------------


                                               "Additions"  "Additions"
                                   Balance at  Charged to   Charged to
                                   Beginning    Costs and      Other       "Less"    Balance at
           Description              of Year     Expenses     Accounts    Deductions  End of Year
---------------------------------  ----------  -----------  -----------  ----------  -----------
Year Ended 12/31/95                  $300,000     $519,513        -0-      $359,513     $460,000
Allowance for
doubtful accounts

Year Ended 12/31/94                  $225,000     $452,977        -0-      $377,977     $300,000
Allowance for
doubtful accounts

Year Ended 12/31/93                  $200,000     $260,205        -0-      $235,205     $225,000
Allowance for
doubtful accounts

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 18, 1996

                              FASTENAL COMPANY


                              By  /s/Robert A. Kierlin
                                 --------------------------------
                                 Robert A. Kierlin, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 18, 1996            /s/Robert A. Kierlin
                                 ------------------------------------
                                 Robert A. Kierlin, President
                                   (Principal Executive Officer) and
                                   Director


Date:  March 18, 1996            /s/Stephen M. Slaggie
                                 ------------------------------------
                                 Stephen M. Slaggie, Treasurer
                                   (Principal Financial Officer) and
                                   Director


Date:  March 18, 1996            /s/Patrick J. Rice
                                 ------------------------------------
                                 Patrick J. Rice, Controller
                                   (Principal Accounting Officer)


Date:  March 18, 1996            /s/Michael M. Gostomski
                                 ------------------------------------
                                 Michael M. Gostomski, Director


Date:  March 18, 1996            /s/Henry K. McConnon
                                 ------------------------------------
                                 Henry K. McConnon, Director


Date:  March 18, 1996            /s/John D. Remick
                                 ------------------------------------
                                 John D. Remick, Director

                               INDEX TO EXHIBITS


 3.1    Restated Articles of Incorporation of Fastenal
        Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 10-Q for the quarter ended September 30, 1993).

 3.2    Restated By-Laws of Fastenal Company
        (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923).

13      Annual Report to Shareholders for the fiscal
        year ended December 31, 1995 (only those portions
        specifically incorporated by reference herein
        shall be deemed filed with the
        Commission)........................................Electronically Filed

21 List of Subsidiaries (incorporated by reference to Exhibit 21 to Fastenal Company's Form 10-K for the fiscal year ended December 31, 1994).

27      Financial Data Schedule ...........................Electronically Filed