Form 10-Q
period 1996-03-31
FASTENAL COMPANY
filed 1996-04-29
CIK 815556

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


 (Mark One)



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    March 31, 1996    or
                               --------------------


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                               ---------------------    ---------------------

Commission file number            0-16125
                                -----------

                               FASTENAL COMPANY
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Minnesota                                        41-0948415
- --------------------------------                        -------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

  2001 Theurer Blvd., Winona MN                                55987
- ------------------------------------------                   ----------
 (Address of principal executive offices)                    (Zip Code)

                                (507) 454-5374
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    -----       -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

          Class                                 Outstanding at April 15, 1996
- ----------------------------                    -----------------------------
Common stock, $.01 par value                            37,938,688

                               FASTENAL COMPANY

                                     INDEX



                                                                                Page  No.
                                                                                ---------

Part  I  Financial  Information

          Consolidated Balance Sheets - March 31, 1996 and December 31, 1995            1

          Consolidated Statements of Earnings - three months ended March 31,
              1996 and 1995                                                             2

          Consolidated Statements of Cash Flows - three months ended
              March 31, 1996 and 1995                                                   3

          Notes to financial statements                                                 4

          Management's discussion and analysis of financial condition
              and results of operations                                                 5

Part  II  Other Information

          Item 6  Exhibits and reports on Form 8-K                                      6

                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                        FASTENAL COMPANY AND SUBSIDIARY

                          Consolidated Balance Sheets

                                                     (unaudited)
                                                       March 31,   December 31,
                       Assets                            1996          1995
- -------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                         $  8,187,000     6,583,000
  Trade accounts receivable, net of allowance
    for doubtful accounts of $480,000 and $460,000
    as of March 31, 1996 and December 31, 1995,
    respectively                                      36,287,000    31,866,000
  Inventories                                         42,810,000    40,178,000
  Deferred tax asset                                     947,000       947,000
  Other current assets                                 1,563,000     1,523,000
- -------------------------------------------------------------------------------
      Total current assets                            89,794,000    81,097,000

Marketable securities                                    759,000       784,000
Property and equipment, less accumulated
  depreciation                                        30,203,000    27,090,000
Other assets, net                                        364,000       349,000
- -------------------------------------------------------------------------------
      Total assets                                  $121,120,000   109,320,000
===============================================================================

        Liabilities and Stockholders' Equity
- -------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                  $  9,093,000     7,882,000
  Accrued expenses                                     5,793,000     4,974,000
  Income taxes payable                                 5,233,000     2,141,000
- -------------------------------------------------------------------------------
      Total current liabilities                       20,119,000    14,997,000
- -------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock of $.01 par value per share.
    Authorized 5,000,000 shares; none issued                   0             0
  Common stock of $.01 par value per share.
    Authorized 50,000,000 shares; issued and
    outstanding 37,938,688 shares                        379,000       379,000
  Additional paid-in capital                           4,424,000     4,424,000
  Retained earnings                                   96,240,000    89,566,000
  Translation loss                                       (60,000)      (52,000)
  Unrealized holding gains on marketable
    securities                                            18,000         6,000
- -------------------------------------------------------------------------------
      Total stockholders' equity                     101,001,000    94,323,000
- -------------------------------------------------------------------------------

      Total liabilities and stockholders' equity    $121,120,000   109,320,000
===============================================================================

The accompanying notes are an integral part of the financial statements.

                        FASTENAL COMPANY AND SUBSIDIARY

                      Consolidated Statements of Earnings

              For the three months ended March 31, 1996 and 1995

                                  (Unaudited)

                                                       1996         1995
- ----------------------------------------------------------------------------
Net sales                                          $ 63,061,000   51,091,000

Cost of sales                                        29,636,000   24,036,000
- ----------------------------------------------------------------------------
      Gross profit                                   33,425,000   27,055,000

Operating and administrative
  expenses                                           21,540,000   17,192,000
- ----------------------------------------------------------------------------
      Operating income                               11,885,000    9,863,000

Other income:
  Interest income                                        63,000       68,000
  Gain on disposal of property
    and equipment                                       523,000      313,000
- ----------------------------------------------------------------------------
      Total other income                                586,000      381,000
- ----------------------------------------------------------------------------

      Earnings before
        income taxes                                 12,471,000   10,244,000

Income tax expense                                    5,038,000    4,160,000
- ----------------------------------------------------------------------------

      Net earnings                                 $  7,433,000    6,084,000
============================================================================

Earnings per share                                 $        .20          .16
============================================================================

Weighted average shares
  outstanding                                        37,938,688   37,938,688
============================================================================

The accompanying notes are an integral part of the financial statements.

                        FASTENAL COMPANY AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

              For the three months ended March 31, 1996 and 1995

                                  (Unaudited)

                                                            1996         1995
- ---------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                           $ 7,433,000    6,084,000
  Adjustments to reconcile net earnings to net cash
    provided by (used for) operating activities:
      Depreciation of property and equipment               1,628,000    1,300,000
      Gain on disposal of property and equipment            (523,000)    (313,000)
      Amortization of premium on marketable securities         2,000            0
      Changes in operating assets and liabilities:
        Trade accounts receivable                         (4,421,000)  (3,989,000)
        Inventories                                       (2,632,000)  (4,663,000)
        Other current assets                                 (40,000)      94,000
        Accounts payable                                   1,211,000     (453,000)
        Accrued expenses                                     819,000      925,000
        Income taxes payable                               3,092,000    1,937,000
- ---------------------------------------------------------------------------------
            Net cash provided by
              operating activities                         6,569,000      922,000
- ---------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of marketable securities                               0            0
  Sale of marketable securities                               35,000    2,189,000
  Additions of property and equipment, net                (5,164,000)  (4,864,000)
  Proceeds from sale of property and equipment               946,000      496,000
  Translation adjustment                                      (8,000)      (2,000)
  Increase in other assets                                   (15,000)     (14,000)
- ---------------------------------------------------------------------------------
            Net cash used in investing activities         (4,206,000)  (2,195,000)
- ---------------------------------------------------------------------------------

Cash flows from financing activities:
  Increase in payable to bank                                      0            0
  Payment of dividends                                      (759,000)    (759,000)
- ---------------------------------------------------------------------------------
            Net cash used in financing activities           (759,000)    (759,000)
- ---------------------------------------------------------------------------------
            Net increase (decrease) in cash and
              cash equivalents                             1,604,000   (2,032,000)

Cash and cash equivalents at beginning of period           6,583,000    3,133,000
- ---------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $ 8,187,000    1,101,000
=================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during each period for:
    Income taxes                                         $ 1,776,971    2,223,000
=================================================================================

The accompanying notes are an integral part of the financial statements.

                        FASTENAL COMPANY AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

                            March 31, 1996 and 1995

                                  (Unaudited)



(1)  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the notes to financial statements included in the Company's financial statements as of and for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying financial statements.

First quarter 1996 vs. 1995
- ---------------------------

  Net sales for the three months ended March 31, 1996 increased 23.4% to $63,061,000 versus the $51,091,000 recorded during the comparable 1995 period. The increase came primarily from higher unit sales as prices were generally stable over the period. Higher unit sales came from increases in sales at existing store sites and from the addition of new store sites. Sites opened in 1994 or earlier had average sales increases of 16.5%. The remainder of the 23.4% sales growth came from store sites opened in 1995 and during the first three months of 1996. Sixty new store sites were added from April, 1995 through March, 1996. Forty-seven of the new sites were traditional Fastenal stores featuring the fastener product line. The remaining thirteen new sites were combination stores with multiple product lines in smaller communities. During the first quarter of 1996, 4.9% of the net sales came from sales of the Company's FastTool product line and less than 1% of the net sales came from sales of the Company's SharpCut product line.

  Net earnings for the first three months grew from $6,084,000 in 1995 to $7,433,000 in 1996, an increase of 22.2%. Net earnings increased at a slower rate than net sales because operating and administrative expenses increased at a 25.3% rate between the comparable periods, a rate higher than the rate of increase in net sales. The largest increase in operating and administrative expense came from employment costs in the store sites. The Company increased its site personnel from 1,310 on December 31, 1995, to 1,477 on March 31, 1996. Severe weather impacted the Company's operations in the first quarter of 1996 through lost sales at construction sites and from higher operating costs for the Company's truck fleet.



Liquidity and Capital Resources
- -------------------------------

  The higher level of sales during the period resulted in the growth of trade accounts receivable. Property and equipment increased because of work in progress on the Company's addition to its Winona distribution center and corporate offices, additions to its truck fleet, additions of manufacturing equipment, and additions of data processing equipment. Cash requirements for these asset changes were satisfied primarily from net earnings and depreciation on plant and equipment.

  As of March 31, 1996, the Company had outstanding commitments of approximately $1,500,000 to purchase a building for a new distribution center in Ohio, and approximately $1,000,000 to complete the addition to the Company's corporate offices and distribution center in Winona, Minnesota. In the first quarter of 1996 the Company was successful in recruiting enough new marketing personnel to allow for a short-term increase in both the rate of new site openings and the rate of product line additions to existing sites. This increased activity will require additional inventory and marketing expenses, but the Company believes it has sufficient liquidity to implement the increased activity. Although cash and cash equivalents at the end of the period are believed sufficient to finance the Company's current expansion plans and fulfill its commitments for capital expenditures, the Company believes it will be able to secure bank loans for any unexpected shortfall.

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

      3.2  Restated By-Laws of the Company (incorporated by reference to Exhibit
           3.2 to Registration Statement No. 33 - 14293).

      27   Financial Data Schedule

  (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

                                  SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FASTENAL  COMPANY


                                       /s/ Robert A. Kierlin
                                       -------------------------------
                                       (Robert A. Kierlin, President)
                                       (Duly Authorized Officer)



Date April 29, 1996                    /s/ Stephen M. Slaggie
    ----------------                   -------------------------------
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