Form 10-Q
period 1996-06-30
FASTENAL COMPANY
filed 1996-07-31
CIK 815556

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                          __________________________

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ______________________

Commission file number 0-16125

                                FASTENAL COMPANY
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


           Minnesota                                     41-0948415
_______________________________                      ___________________
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


         2001 Theurer Boulevard
           Winona, Minnesota                             55987
________________________________________              __________
(Address of principal executive offices)              (Zip Code)


                                 (507) 454-5374
              ____________________________________________________
              (Registrant's telephone number, including area code)


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


           Class                                    Outstanding at July 15, 1996
____________________________                        ____________________________
Common Stock, $.01 par value                                 37,938,688

                                FASTENAL COMPANY

                                     INDEX

                                                                                                  Page No.
                                                                                                  --------
Part I  Financial Information:
          Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995                      1

          Consolidated Statements of Earnings for the six months and three months
               ended June 30, 1996 and 1995                                                          2

          Consolidated Statements of Cash Flows for the six months ended
               June 30, 1996 and 1995                                                                3

          Notes to Consolidated Financial Statements                                                 4

          Management's discussion and analysis of financial condition
               and results of operations                                                           5-6

Part II Other Information

          Item 4  Submission of matters to a vote of security holders                                7

          Item 6  Exhibits and reports on Form 8-K                                                   8

                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                        FASTENAL COMPANY AND SUBSIDIARY

                          Consolidated Balance Sheets

                                                                 (Unaudited)
                                                                   June 30,      December 31,
                          Assets                                     1996            1995
- --------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                     $    850,000      6,583,000
   Trade accounts receivable, net of allowance for doubtful
      accounts of $500,000 and $460,000 as of June 30,
      1996 and December 31, 1995, respectively                     39,846,000     31,866,000
   Inventories                                                     48,399,000     40,178,000
   Deferred tax asset                                                 947,000        947,000
   Other current assets                                             2,000,000      1,523,000
- ---------------------------------------------------------------------------------------------
                   Total current assets                            92,042,000     81,097,000

Marketable securities                                                 719,000        784,000
Property and equipment, less accumulated depreciation              37,330,000     27,090,000
Other assets, less accumulated amortization                         3,822,000        349,000
- ---------------------------------------------------------------------------------------------

                   Total assets                                  $133,913,000    109,320,000
- ---------------------------------------------------------------------------------------------


                       Liabilities and Stockholders' Equity
- ---------------------------------------------------------------------------------------------

Current liabilities:
   Accounts payable                                              $ 11,393,000      7,882,000
   Accrued expenses                                                 6,303,000      4,974,000
   Notes payable                                                    5,562,000              0
   Income taxes payable                                             1,344,000      2,141,000
- ---------------------------------------------------------------------------------------------
                   Total current liabilities                       24,602,000     14,997,000
- ---------------------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock of $.01 par value per share
      Authorized 5,000,000 shares; none issued                              0              0
   Common stock of $.01 par value per share. Authorized
      50,000,000 shares; issued and outstanding 37,938,688
      shares                                                          379,000        379,000
   Additional paid-in capital                                       4,424,000      4,424,000
   Retained earnings                                              104,685,000     89,566,000
   Translation loss                                                  (211,000)       (52,000)
   Unrealized holding gains on marketable securities                   34,000          6,000
- ---------------------------------------------------------------------------------------------
                   Total stockholders' equity                     109,311,000     94,323,000
- ---------------------------------------------------------------------------------------------

                   Total liabilities and stockholders' equity    $133,913,000    109,320,000
- ---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

                       FASTENAL COMPANY AND SUBSIDIARY

                     Consolidated Statements of Earnings

                                 (Unaudited)



                                           Six months ended                 Three months ended
                                               June 30,                           June 30,
                                     ----------------------------        -------------------------
                                        1996             1995               1996          1995
- -----------------------------------------------------------------        -------------------------
Net sales                            $133,911,000     106,566,000        70,850,000     55,475,000

Cost of sales                          62,450,000      50,082,000        32,814,000     26,046,000
- -----------------------------------------------------------------        -------------------------
     Gross profit                      71,461,000      56,484,000        38,036,000     29,429,000

Operating and administrative
  expenses                             45,708,000      35,380,000        24,168,000     18,188,000
- -----------------------------------------------------------------        -------------------------
     Operating income                  25,753,000      21,104,000        13,868,000     11,241,000

Other income (expense):
  Interest income                          93,000         103,000            30,000         35,000
  Interest expense                         (7,000)        (46,000)           (7,000)       (46,000)
  Gain on disposal of property
    and equipment                         772,000         396,000           249,000         83,000
- -----------------------------------------------------------------        -------------------------
     Total other income                   858,000         453,000           272,000         72,000
- -----------------------------------------------------------------        -------------------------

     Earnings before
       income taxes                    26,611,000      21,557,000        14,140,000     11,313,000

Income tax expense                     10,733,000       8,753,000         5,695,000      4,593,000
- -----------------------------------------------------------------        -------------------------

     Net earnings                    $ 15,878,000      12,804,000         8,445,000      6,720,000
=================================================================        =========================

Earnings per share                   $        .42             .34               .22            .18
=================================================================        =========================

Weighted average shares
  outstanding                          37,938,688      37,938,688        37,938,688     37,938,688
=================================================================        =========================

The accompanying notes are an integral part of the financial statements.

                        FASTENAL COMPANY AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                For the six months ended June 30, 1996 and 1995

                                  (Unaudited)


                                                                 1996           1995
- ----------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                              $ 15,878,000     12,804,000
   Adjustments to reconcile net earnings to net cash
      provided by (used for) operating activities:
           Depreciation of plant and equipment                  3,495,000      2,600,000
           Gain on disposal of property and equipment            (772,000)      (396,000)
           Amortization of goodwill and non-compete                20,000              0
           Amortization of premium on marketable securities         4,000         13,000
           Changes in operating assets and liabilities:
              Trade accounts receivable                        (7,980,000)    (6,267,000)
              Inventories                                      (8,221,000)    (9,335,000)
              Other current assets                               (477,000)        63,000
              Accounts payable                                  3,511,000       (503,000)
              Accrued expenses                                  1,329,000      1,178,000
              Income taxes payable                               (797,000)    (1,046,000)
- -----------------------------------------------------------------------------------------
                   Net cash provided by (used for)
                     operating activities                       5,990,000       (889,000)
- -----------------------------------------------------------------------------------------

Cash flows from investing activities:
   Sale of marketable securities                                   89,000      3,931,000
   Additions of property and equipment, net                   (14,713,000)    (8,586,000)
   Proceeds from sale of property and equipment                 1,750,000        799,000
   Translation adjustment                                        (159,000)       (14,000)
   Increase in other assets                                    (3,493,000)       (14,000)
- -----------------------------------------------------------------------------------------
                   Net cash used in investing activities      (16,526,000)    (3,884,000)
- -----------------------------------------------------------------------------------------

Cash flows from financing activities:
   Increase in notes payable                                    5,562,000      2,600,000
   Payment of dividends                                          (759,000)      (759,000)
- -----------------------------------------------------------------------------------------
                   Net cash provided by financing activities    4,803,000      1,841,000
- -----------------------------------------------------------------------------------------

                   Net decrease in cash and
                     cash equivalents                          (5,733,000)    (2,932,000)

Cash and cash equivalents at beginning of period                6,583,000      3,133,000
- -----------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                   $    850,000        201,000
- -----------------------------------------------------------------------------------------


Supplemental disclosure of cash flow information:
   Cash paid during each period for:
      Income taxes                                           $ 11,530,000      9,799,000
- -----------------------------------------------------------------------------------------

      Interest                                               $      7,000         46,000
- -----------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

                        FASTENAL COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1996 and 1995

                                  (Unaudited)

(1)  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the notes to consolidated financial statements of Fastenal Company and its wholly-owned subsidiary, Fastenal Canada Company, (collectively referred to as the Company) included in the Company's consolidated financial statements as of and for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Six months of 1996 vs. 1995
- ---------------------------

  Net sales for the six months ended June 30, 1996 increased 25.7% to $133,911,000 versus the $106,566,000 recorded during the comparable 1995 period. The increase came primarily from higher unit sales as prices were relatively stable over the period. Higher unit sales came from increases in sales at existing store sites and from the addition of new store sites. Sites opened in 1994 or earlier had average sales increases of 20.0%. The remainder of the 25.7% sales growth came from store sites opened in 1995 and during the first six months of 1996. Seventy new store sites were added from July 1995 through June 1996. Forty of the new sites were traditional stores featuring the fastener product line. The remaining 30 new sites were combination stores with multiple product lines in smaller communities. During the first six months of 1996, 5.5% of net sales came from sales of the Company's FastTool(R) product line and less than 1% of the net sales came from the sales of the Company's Sharpcut(TM) product line.

  Net earnings for the first six months grew from $12,804,000 in 1995 to $15,878,000 in 1996, an increase of 24.0%. Net earnings increased at a slower rate than net sales because operating and administrative expenses increased at a 29.2% rate between the comparable periods, a rate higher than the rate of increase in net sales. The largest increase in operating and administrative expense came from employment costs in the store sites. The Company increased its site personnel from 1,310 on December 31, 1995 to 1,659 on June 30, 1996.

Second quarter 1996 vs. 1995
- ----------------------------

  Net sales for the three months ended June 30, 1996 increased 27.7% to $70,850,000 versus the $55,475,000 recorded during the comparable 1995 period. Reasons for the increase were the same as those mentioned in the six month comparison. The increases in sales at existing store sites are due primarily to strength in the manufacturing segment of the economy and the introduction of new product lines at the existing sites. Many of the Company's customers are in the auto, machinery and processing sections of the manufacturing economy, all of which are experiencing relatively high sales rates. Twenty-six new store sites were added during the quarter. Seven of the new sites were traditional stores featuring the fastener product line. The remaining 19 new sites were combination stores with multiple product lines in smaller communities. The total sites at the end of the quarter were 384 traditional Fastenal stores and 34 combination stores.

  Net earnings for the first three months grew from $6,720,000 in 1995 to 8,445,000 in 1996, an increase of 25.7%. Net earnings increased at a slower rate than net sales because operating and administrative expenses increased at a 32.9% rate between the comparable periods, a rate higher than the rate of increase in net sales. The largest increase in operating and administrative expense came from employment costs in the store sites. This was caused by the opening of new stores and the addition of new product lines at existing store sites.

Liquidity and Capital Resources
- -------------------------------

  The higher level of sales during the period resulted in the growth of trade accounts receivable and inventories. Property and equipment increased because of the expansion of the Winona warehouse and corporate offices, the purchase of the Ohio warehouse, the acquisition of a janitorial supply business, and the addition of trucks and data processing equipment. Cash requirements for these asset changes were satisfied from net earnings, use of available cash, and short-term loans. The Company expects to generate sufficient excess cash flow in the third and fourth quarters of 1996 to pay off all short-term loans while maintaining current expansion plans and fulfilling its commitments for capital expenditures.

  As of June 30, 1996, the Company had outstanding commitments of approximately $300,000 to complete the addition to the Company's corporate offices and distribution center in Winona, Minnesota.

PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Company's annual meeting of shareholders held on April 23, 1996, two matters were put to a vote of the shareholders. Proxies were solicited from shareholders unable to attend the meeting. Proxy votes are included in the results that follow.

Matter 1. To elect a Board of five directors, to serve until the next regular
- -------- meeting of shareholders or until their successors have been duly elected and qualified.

  The previous directors, Robert A. Kierlin, Stephen M. Slaggie, Michael M. Gostomski, John D. Remick, and Henry K. McConnon, were nominated. There were no other nominations. The five nominees each received and had withheld the number of votes set forth opposite their names below:

                        Total Number of  Total Number of
   Name of Director     Votes Cast For   Votes Withheld
- ----------------------  ---------------  ---------------
Robert A. Kierlin         33,814,779        134,134
Stephen M. Slaggie        33,813,311        135,622
Michael M. Gostomski      33,812,019        136,914
John D. Remick            33,812,414        136,519
Henry K. McConnon         33,812,799        136,134

  There were no abstentions or broker non-votes.

Matter 2. To ratify the appointment of KPMG Peat Marwick LLP as independent
- --------  auditors for the fiscal year ending December 31, 1996.

  Voting to ratify the appointment were 33,388,842 shares. Voting against the ratification were 19,150 shares. There were no broker non-votes. Abstentions totaled 101,151 shares.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

     3.1 Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 10-Q for the quarter ended September 30, 1993)

     3.2  Restated By-Laws of Fastenal Company (incorporated by reference to
          Exhibit 3.2 to Registration Statement No. 33-14923)

     27   Financial Data Schedule

     (b)  Reports on Form 8-K:

          No report on Form 8-K was filed by Fastenal Company during the quarter ended June 30, 1996.

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


                                    FASTENAL COMPANY


                                    /s/ Robert A. Kierlin
                                    ------------------------------
                                    (Robert A. Kierlin, President)
                                    (Duly Authorized Officer)



Date July 31, 1996                  /s/ Daniel L. Florness
     -------------                  -------------------------------
                                    (Daniel L. Florness, Treasurer)
                                    (Principal Financial Officer)

                               INDEX TO EXHIBITS

3.1 Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 10-Q for the quarter ended September 30, 1993).

3.2  Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit
          3.2 to Registration Statement No. 33-14923).

27   Financial Data Schedule...............................Electronically Filed