Form 10-Q
period 1996-09-30
FASTENAL COMPANY
filed 1996-10-30
CIK 815556

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           ---------------------------

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number 0-16125

                                FASTENAL COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                         41-0948415
-------------------------------                         -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

         2001 Theurer Boulevard
            Winona, Minnesota                                  55987
----------------------------------------                 ----------------
(Address of principal executive offices)                     (Zip Code)

                                 (507) 454-5374
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

          Class                               Outstanding at October 15, 1996
-----------------------------                 -------------------------------
 Common Stock, $.01 par value                            37,938,688

                               FASTENAL COMPANY

                                     INDEX


                                                                                                   Page No.
                                                                                                   --------
Part I   Financial Information:

           Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995                  1

           Consolidated Statements of Earnings for the nine months and three months
              ended September 30, 1996 and 1995                                                        2

           Consolidated Statements of Cash Flows for the nine months ended
              September 30, 1996 and 1995                                                              3

           Notes to Consolidated Financial Statements                                                  4

           Management's discussion and analysis of financial condition
              and results of operations                                                               5-6

Part II  Other Information

           Item 6  Exhibits and reports on Form 8-K                                                     7

                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                        FASTENAL COMPANY AND SUBSIDIARY

                          Consolidated Balance Sheets


                                                                       (Unaudited)
                                                                      September 30,     December 31,
                          Assets                                          1996              1995
----------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                        $         910,000       6,583,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $520,000 and $460,000 as of September
    30, 1996 and December 31, 1995, respectively                          42,847,000      31,866,000
  Inventories                                                             51,691,000      40,178,000
  Deferred tax asset                                                         947,000         947,000
  Other current assets                                                     2,789,000       1,523,000
----------------------------------------------------------------------------------------------------
          Total current assets                                            99,184,000      81,097,000

Marketable securities                                                        681,000         784,000
Property and equipment, less accumulated depreciation                     40,482,000      27,090,000
Other assets, less accumulated amortization                                3,810,000         349,000
----------------------------------------------------------------------------------------------------

          Total assets                                             $     144,157,000     109,320,000
====================================================================================================


              Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------

Current liabilities:
   Accounts payable                                                $      10,228,000       7,882,000
   Notes payable                                                           8,766,000               0
   Accrued expenses                                                        6,332,000       4,974,000
   Income taxes payable                                                      814,000       2,141,000
----------------------------------------------------------------------------------------------------
          Total current liabilities                                       26,140,000      14,997,000
----------------------------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock of $.01 par value per share.
     Authorized 5,000,000 shares; none issued                                      0               0
   Common stock of $.01 par value per share. Authorized
     50,000,000 shares; issued and outstanding 37,938,688
     shares                                                                  379,000         379,000
   Additional paid-in capital                                              4,424,000       4,424,000
   Retained earnings                                                     113,377,000      89,566,000
   Translation loss                                                         (163,000)        (52,000)
   Unrealized holding gains on marketable securities                               0           6,000
----------------------------------------------------------------------------------------------------
          Total stockholders' equity                                     118,017,000      94,323,000
----------------------------------------------------------------------------------------------------

          Total liabilities and stockholders' equity               $     144,157,000     109,320,000
====================================================================================================


The accompanying notes are an integral part of the financial statements.

                        FASTENAL COMPANY AND SUBSIDIARY

                      Consolidated Statements of Earnings

                                  (Unaudited)


                                 Nine months ended               Three months ended
                                   September 30,                   September 30,
                         ------------------------------    ----------------------------
                                1996           1995             1996           1995
-------------------------------------------------------    ----------------------------

Net sales                 $  210,123,000    164,559,000       76,212,000     57,993,000

Cost of sales                 97,975,000     77,054,000       35,525,000     26,972,000
-------------------------------------------------------    ----------------------------
           Gross profit      112,148,000     87,505,000       40,687,000     31,021,000

Operating and administrative
  expenses                    72,003,000     54,105,000       26,295,000     18,725,000
-------------------------------------------------------    ----------------------------
         Operating income     40,145,000     33,400,000       14,392,000     12,296,000

Other income (expense):
  Interest income                107,000        124,000           14,000         21,000
  Interest expense               (42,000)       (68,000)         (35,000)       (22,000)
  Gain on disposal of property
    and equipment                923,000        553,000          151,000        157,000
-------------------------------------------------------    ----------------------------
         Total other income      988,000        609,000          130,000        156,000
-------------------------------------------------------    ----------------------------

         Earnings before
           income taxes       41,133,000     34,009,000       14,522,000     12,452,000

Income tax expense            16,563,000     13,819,000        5,830,000      5,066,000
-------------------------------------------------------    ----------------------------

         Net earnings     $   24,570,000     20,190,000        8,692,000      7,386,000
-------------------------------------------------------    ----------------------------

Earnings per share        $          .65            .53              .23            .19
-------------------------------------------------------    ----------------------------

Weighted average shares
  outstanding                 37,938,688     37,938,688       37,938,688     37,938,688
-------------------------------------------------------    ----------------------------

The accompanying notes are an integral part of the financial statements.

                        FASTENAL COMPANY AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

             For the nine months ended September 30, 1996 and 1995

                                  (Unaudited)


                                                                            1996             1995
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                         $ 24,570,000       20,190,000
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Depreciation of property and equipment                            5,705,000        3,900,000
        Gain on disposal of property and equipment                         (923,000)        (553,000)
        Amortization of goodwill and non-compete                             78,000                0
        Amortization of premium on marketable securities                      5,000           15,000
        Changes in operating assets and liabilities:
           Trade accounts receivable                                    (10,981,000)      (9,629,000)
           Inventories                                                  (11,513,000)      (6,138,000)
           Other current assets                                          (1,266,000)        (121,000)
           Accounts payable                                               2,346,000         (791,000)
           Accrued expenses                                               1,358,000        1,179,000
           Income taxes payable                                          (1,327,000)        (427,000)
----------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                 8,052,000        7,625,000
----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Sale of marketable securities                                             92,000        3,933,000
   Additions of property and equipment, net                             (20,654,000)     (12,543,000)
   Proceeds from sale of property and equipment                           2,480,000        1,229,000
   Translation adjustment                                                  (111,000)         (14,000)
   Increase in other assets                                              (3,539,000)         (29,000)
----------------------------------------------------------------------------------------------------
                     Net cash used in investing activities              (21,732,000)      (7,424,000)
----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Increase in notes payable                                              8,766,000                0
   Payment of dividends                                                    (759,000)        (759,000)
----------------------------------------------------------------------------------------------------
                   Net cash provided by (used for)
                      financing activities                                8,007,000         (759,000)
----------------------------------------------------------------------------------------------------

                   Net decrease in cash and
                      cash equivalents                                   (5,673,000)        (558,000)

Cash and cash equivalents at beginning of period                          6,583,000        3,133,000
----------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                             $    910,000        2,575,000
----------------------------------------------------------------------------------------------------


Supplemental disclosure of cash flow information:
   Cash paid during each period for:
      Income taxes                                                     $ 17,890,000       14,245,000
----------------------------------------------------------------------------------------------------
      Interest                                                         $     42,000           68,000
----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

                        FASTENAL COMPANY AND SUBSIDIARY

                   NOTES TO CONSOIDATED FINANCIAL STATEMENTS

                          September 30, 1996 and 1995

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

Nine months of 1996 vs. 1995
----------------------------

     Net sales for the nine months ended September 30, 1996 increased 27.7% to $210,123,000 versus the $164,559,000 recorded during the comparable 1995 period. The increase came primarily from higher unit sales as prices were relatively stable over the period. Higher unit sales came from increases in sales at existing store sites and from the addition of new store sites. Sites opened in 1994 or earlier had average sales increases of 19.5%. The remainder of the 27.7% sales growth came from store sites opened in 1995 and during the first nine months of 1996. Ninety-one new store sites were added from October 1995 through September 1996. Forty of the new sites were traditional stores featuring the fastener product line. The remaining 51 new sites were combination stores with multiple product lines in smaller communities. During the first nine months of 1996, 5.9% of net sales came from sales of the Company's FastTool(R) product line and less than 1% of the net sales came from each of the remaining non-fastener product lines.

     Net earnings for the first nine months grew from $20,190,000 in 1995 to $24,570,000 in 1996, an increase of 21.7%. Net earnings increased at a slower rate than net sales because operating and administrative expenses increased at a 33.1% rate between the comparable periods, a rate higher than the rate of increase in net sales. The largest increase in operating and administrative expense came from employment costs in the store sites which increased by 38.6%. The Company increased its site personnel from 1,310 on December 31, 1995 to 1,830 on September 30, 1996, an increase of 39.7%.

Third quarter 1996 vs. 1995
---------------------------

     Net sales for the three months ended September 30, 1996 increased 31.4% to $76,212,000 versus the $57,993,000 recorded during the comparable 1995 period. Reasons for the increase were the same as those mentioned in the nine month comparison. The increases in sales at existing store sites are due primarily to strength in the manufacturing segment of the economy and, to a lesser extent, the introduction of new product lines at the existing sites. Many of the Company's customers are in the auto, machinery and processing sections of the manufacturing economy, all of which are experiencing relatively high sales rates. Sites opened in 1994 or earlier had average sales increases of 21.7%. The remainder of the 31.4% sales growth came from store sites opened in 1995 and during the first nine months of 1996. Thirty-four new store sites were added during the quarter. Twelve of the new sites were traditional stores featuring the fastener product line. The remaining 22 new sites were combination stores with multiple product lines in smaller communities. The total sites at the end of the quarter were 396 traditional Fastenal stores and 56 combination stores.

     Net earnings for the three months grew from $7,386,000 in 1995 to $8,692,000 in 1996, an increase of 17.7%. Net earnings increased at a slower rate than net sales because operating and administrative expenses increased at a 40.4% rate between the comparable periods, a rate higher than the rate of increase in net sales. The largest increase in operating and administrative expense came from employment costs in the store sites which increased by 44.7%. The increase in employment costs was caused primarily by the opening of new store sites and the addition of new product lines at existing store sites.

Liquidity and Capital Resources
-------------------------------

     The higher level of sales during the period resulted in the growth of trade accounts receivable and inventories. Property and equipment increased because of the expansion of the Winona warehouse and corporate offices, the purchase of the Ohio warehouse, the acquisition of a janitorial supply business, and the addition of trucks and data processing equipment. Cash requirements for these asset changes were satisfied from net earnings, use of available cash, and short-term loans. The Company expects to generate sufficient excess cash flow in the fourth quarter of 1996 to significantly reduce all short-term loans while maintaining current expansion plans.

     As of September 30, 1996, there were no material commitments outstanding for capital expenditures.

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

         27  Financial Data Schedule

     (b) Reports on Form 8-K:

         No report on Form 8-K was filed by Fastenal Company during the quarter ended September 30, 1996.

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


                                       FASTENAL COMPANY



                                       /s/ Robert A. Kierlin
                                       -------------------------------
                                       (Robert A. Kierlin, President)
                                       (Duly Authorized Officer)





Date   October 30, 1996                /s/ Daniel L. Florness
    -------------------                -------------------------------
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

27        Financial Data Schedule..................Electronically Filed