Form 10-K405
period 1996-12-31
FASTENAL COMPANY
filed 1997-03-17
CIK 815556

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996, or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ______________________

Commission file number 0-16125

                               FASTENAL COMPANY
            ______________________________________________________
            (Exact name of registrant as specified in its charter)

        Minnesota                                              41-0948415
_______________________________                             ________________
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

   2001 Theurer Boulevard
     Winona, Minnesota                                          55987-1500
-------------------------------                                 ----------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 3, 1997 was $1,000,669,151. For purposes of determining this number, all officers and directors of the registrant as of March 3, 1997 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 3, 1997, the registrant had 37,938,688 shares of Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference in Part II. Portions of the registrant's Proxy Statement for the annual meeting of shareholders to be held April 22, 1997 are incorporated by reference in Part III.


                          FORWARD LOOKING STATEMENTS

This Form 10-K, including the sections in Part I hereof captioned "Item 1. Business - Development of the Business", "Item 1. Business - Products" and "Item
1. Business - Manufacturing Operations", and the section in Part II hereof captioned "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding expected results of operations, new store and distribution center openings, markets for new stores, introduction of existing and new product lines, technology conversions and capital expenditures. A discussion of certain risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements is included in the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 at the end of the section thereof captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations", which section has been incorporated in this Form 10-K by reference. The registrant assumes no obligation to update either such forward-looking statements or the discussion of such risks and uncertainties.


                                    PART I


ITEM 1. BUSINESS

Fastenal Company ("Fastenal Company" and, together with its wholly owned subsidiary, Fastenal Canada Company, collectively, "the Company") began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. As of December 31, 1996, the Company has 484 store sites located in 48 states and Canada and 1,989 people employed at these sites. Eight of these sites are satellite stores of an existing site. The Company has six product lines. The traditional Fastenal(R) product line/1/ consists of approximately 49,000 different types of threaded fasteners and other industrial and construction supplies. The FastTool(R) product line/1/, which was introduced in 1993, consists of approximately 14,000 different types of tools and safety supplies. The SharpCut(R), PowerFlow(TM), EquipRite(TM) and CleanChoice(TM) product lines/1/ were introduced into select store sites beginning in 1996. The SharpCut(R) product line consists of approximately 8,000 different types of metal cutting tool blades, the PowerFlow(TM) product line consists of approximately 7,000 different types of fluid transfer components and accessories for hydraulic and pneumatic power, the EquipRite(TM) product line consists of approximately 2,000 different types of material handling and storage products, and the CleanChoice(TM) product line consists of approximately 2,000 different types of industrial, janitorial and paper products. The Company maintains eight distribution centers from which the Company distributes products to its store sites, and operates a facility in Memphis, Tennessee to receive and package goods coming from suppliers outside of the United States.




________________
/1/Fastenal(R), FastTool(R), SharpCut(R), PowerFlow(TM), EquipRite(TM) and CleanChoice(TM) are trademarks and/or service marks of the Company.

As was previously indicated in Fastenal Company's Form 10-K for the fiscal year ended December 31, 1995, through 1995 the Company counted as a new store the addition of two employees at a site dedicated to the sale of a new product line. By way of example, each FastTool(R) store was located in a store site housing an existing Fastenal(R) store, but was counted as a separate store because of the addition of two people at the site to sell the FastTool(R) product line. During 1996, the Company began adding product lines to some existing sites with only one additional employee or, in some cases, no additional employees. Therefore, beginning in 1996, the Company's reports relating to growth ceased counting new stores in the manner described above and started including data about total store sites, average sales at these sites and total employment at these sites. As of January 1, 1996, the Company had 375 store sites and 1,310 people employed at these sites, as compared to the 484 store sites and 1,989 site employees on December 31, 1996.

DEVELOPMENT OF THE BUSINESS

Fastenal Company began in 1967 with a marketing strategy of supplying threaded fasteners to customers in small- to medium-sized cities. The Company believes its success can be attributed to its ability to offer such customers a full line of products at convenient locations, and to the high quality of the Company's employees.

The Company opened its first store site in Winona, Minnesota, a city with a population of approximately 25,000. The following table shows the growth in the number of Company store sites during the last ten years, and the related increases in the Company's consolidated net sales during that period:

                       1987     1988    1989    1990     1991    1992    1993     1994     1995     1996
---------------------------------------------------------------------------------------------------------
Number of
  store sites
  at year end              58      75      98     126     158     200      253      315      375      484

Net sales (in
  thousands)        $  20,295  30,441  41,190  52,290  62,305  81,263  110,307  161,886  222,555  287,691

As of December 31, 1996, the Company operated 484 store sites located in Minnesota (12 sites), Wisconsin (24 sites), Iowa (13 sites), Illinois (19 sites), Indiana (17 sites), Ohio (30 sites), Michigan (22 sites), Kentucky (8 sites), Pennsylvania (22 sites), New York (14 sites), Nebraska (4 sites), Missouri (10 sites), Kansas (7 sites), South Dakota (4 sites), West Virginia (7 sites), Arkansas (7 sites), Maryland (5 sites), North Dakota (4 sites), North Carolina (17 sites), Oklahoma (7 sites), Tennessee (13 sites), Texas (37 sites), South Carolina (7 sites), Colorado (8 sites), Virginia (11 sites), Louisiana (7 sites), Georgia (16 sites), Alabama (11 sites), Utah (5 sites), Washington (12 sites), Oregon (7 sites), Mississippi (6 sites), California (15 sites), Idaho (5 sites), Massachusetts (8 sites), Florida (11 sites), Connecticut (7 sites), Arizona (3 sites), Montana (4 sites), Nevada (2 sites), New Hampshire (5 sites), New Mexico (3 sites), Maine (4 sites), Delaware (2 sites), Vermont (1 site), New Jersey (3 sites), Rhode Island (1 site), Wyoming (1 site) and Canada (16 sites). The 484 sites listed above include 8 satellite store sites, with one satellite in each of the following states: Arizona, Indiana, Michigan, Minnesota, Pennsylvania and Wisconsin, and two satellites in Ohio. The Company has closed only three store sites in its history.

The Company selects new locations for its stores based on their proximity to the Company's distribution network, population statistics, and employment data for manufacturing and construction. The Company currently intends to continue opening new store sites at or above the rate experienced over the last several years, subject to market and general economic conditions.

In 1995 the Company opened nine experimental multi-product line 'combination' stores in communities which were smaller (populations of approximately 8,000 to 25,000) than those in which traditional stores selling one product line were located. These stores, each of which started operations with two full-time employees, combined the Fastenal(R) and FastTool(R) product lines in a single store. The Company opened 71 of these combination stores in 1996, most of which were located in smaller communities.

Beginning in 1997, the Company plans to stock all new stores with an inventory drawn from all six product lines. This includes sites in smaller communities as well as larger communities. Subsequent to a site's opening, the site personnel will then customize the inventory offering to that site's customer base. In addition, the Company plans to introduce selected product from all of the Company's product lines into existing stores. Therefore, beginning in 1997 the Company will no longer make a distinction between a traditional Fastenal(R) store and a 'combination' store. The Company believes that approximately 500 additional markets in the United States and Canada (most of them located in smaller communities) have sufficient potential to justify this type of multi-product line store.

In 1996, the Company opened eight experimental stores that are satellites of existing stores. These satellites are located in communities as small as 2,000 population and are usually located within a 30 mile radius of the mother store. In most cases, the Company was already doing business in this community from the mother store, but the addition of a physical presence in the community provided sales increases from that community. The Company plans to open additional satellite stores in 1997. Although the Company cannot be sure of the success of these stores, the Company believes that their success could lead to approximately 500 satellite store sites in the United States and Canada.

In 1996 the Company sold products into Mexico from its existing Brownsville, El Paso and McAllen, Texas stores. The Company opened six store sites in Canada in 1995 and seven in 1996, and plans to open additional Canadian store sites in 1997.

No assurance can be given that any of the expansion plans described above will be achieved, or that new stores, once opened, will be profitable.

It has been the Company's experience that near-term profitability has been adversely affected by the opening of new store sites, due to the related start-up costs and the time necessary to generate a customer base. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. As a result of this process, sales volume builds slowly and it typically requires nine to 12 months for a new store to achieve its first profitable month. Of the 17 stores opened in the first quarter of 1996, six were profitable in the fourth quarter of 1996.

For 1996, annual sales volumes of store sites operating at least five years ranged between approximately $406,000 and $4,260,000, with 75% of these store sites having annual sales volumes within the range of approximately $612,000 to $1,658,000. The data in the following table shows the growth in the average sales of the Company's store sites from 1995 to 1996 based on each site's age. The store sites opened in 1996 contributed approximately $9.5 million (or approximately 3.3%) of the Company's consolidated sales in 1996, with the remainder coming from existing store sites.

                              Number of store
Age of store site as of     sites in group as of      Average          Average         Percent
   December 31, 1996         December 31, 1996       sales 1995       sales 1996       change
----------------------------------------------------------------------------------------------
0-1 year old                        109              $       --           88,000 (1)       --
1-2 years old                        60                  93,000 (1)      299,000           --
2-3 years old                        62                 273,000          405,000         48.4
3-4 years old                        53                 398,000          509,000         27.9
4-5 years old                        42                 558,000          724,000         29.7
5-6 years old                        32                 691,000          821,000         18.8
6-7 years old                        28                 824,000          959,000         16.4
7-8 years old                        23                 820,000          947,000         15.5
8-9 years old                        17                 980,000          992,000          1.2
9-10 years old                       13               1,110,000        1,346,000         21.3
10-13 years old                      22               1,115,000        1,215,000          9.0
13+ years old                        23               1,559,000        1,811,000         16.2


(1) Average sales includes sales of store sites open for less than the full fiscal year.

As of December 31, 1996, the Company maintained distribution centers in or near Winona, Minnesota; Indianapolis, Indiana; Dallas, Texas; Atlanta, Georgia; Scranton, Pennsylvania; Fresno, California; Kent, Washington; and Akron, Ohio. Distribution centers are located so as to permit twice-a-week to four times-a-week delivery to Company stores using Company trucks and overnight delivery by surface common carrier. As the number of stores increases, the Company intends to add new distribution centers. In conjunction with an expansion, the Company moved its Kent, Washington facility to Lakewood, Washington in January 1997.
The Company plans to open a distribution center in Salt Lake City, Utah in April 1997 and two to four other distribution centers later in 1997.

In December 1994 the Company opened a packaging facility in Memphis, Tennessee. This facility receives freight containers from foreign suppliers and repackages the items in standard packages using high speed equipment. This packaging facility serves six of the Company's distribution centers.

The Company operates a UNIX/terminal-based computer system allowing automatic data exchange between the stores and the distribution centers during regular business hours. The use of client/server technology allows the Company's network of UNIX-based machines to serve networked personal computers and workstations. During 1997 the Company plans to convert to a Microsoft Windows NT, client/server, graphical user environment in its store locations.

PRODUCTS

Traditional Fastenal(R) Product Line

The Company's Fastenal(R) product line consists of approximately 49,000 different items, which may be divided into two broad categories: threaded fasteners, such as bolts, nuts, screws, studs, and related washers; and other industrial and construction supplies, such as paints, various pins and machinery keys, concrete anchors, batteries, sealants, metal framing systems, wire rope, and related accessories.

Threaded fasteners are used in most manufactured products and building projects, and in the maintenance and repair of machines and structures. Although some aspects of the threaded fastener market are common to all cities, the Company feels that each city's market is to some extent unique. Therefore, the Company opens each store with minimal base stocks of inventory, and then tailors the growing inventory to the local market demand as it develops. Threaded fasteners accounted for approximately 68%, 65% and 64% of the Company's consolidated sales in 1994, 1995 and 1996, respectively.

Concrete anchors make up the largest portion of the other supply items included in the Fastenal(R) product line. Most concrete anchors use threaded fasteners as part of the completed anchor assembly. Recently, the Company has added stainless strut, private label stud anchors and rivets to its Fastenal(R) product line.

FastTool(R) Product Line

In 1993 the Company began selling a new FastTool(R) product line, which consists of power and hand tools and safety supplies, targeted to the same customer base as the traditional Fastenal(R) product line. The inventory of tools and safety
supplies is comprised of approximately 14,000 different items.   The Company
uses its current distribution system for the FastTool(R) product line.

SharpCut(R) Product Line

Late in 1995 the Company developed a new SharpCut(R) product line which was introduced into select stores beginning in 1996. This product line consists of metal cutting tool blades and a resharpening service. The inventory related to the SharpCut(R) product line is comprised of approximately 8,000 different
items.   The Company uses its current distribution system for the SharpCut(R)
product line.

PowerFlow(TM) Product Line

In 1996 the Company began selling a new PowerFlow(TM) product line. This product line consists of fluid transfer components and accessories for hydraulic and pneumatic power and a hose crimping service. The inventory related to the PowerFlow(TM) product line is comprised of approximately 7,000 different items. The Company uses its current distribution system for the PowerFlow(TM) product line.

EquipRite(TM) Product Line

In 1996 the Company began selling a new EquipRite(TM) product line. This product line consists of material handling and related storage products and a storeroom layout design service. The inventory related to the EquipRite(TM) product line is comprised of approximately 2,000 different items. The Company uses its current distribution system for the EquipRite(TM) product line.

CleanChoice(TM) Product Line

In 1996 the Company began selling a new CleanChoice(TM) product line. This product line consists of industrial, janitorial and paper products. The inventory related to the CleanChoice(TM) product line is comprised of approximately 2,000 different items. The Company uses its current distribution system for the CleanChoice(TM) product line.

Additional Product Lines

The Company plans to add other industrial product lines in the future.

INVENTORY CONTROL

The Company controls inventory by using computer systems to preset desired stock levels. The data used for this purpose is derived from reports showing sales activity by item for the previous three years. Computers then convert this data to typical store maximum-minimum inventory levels for each item. Stores can deviate from preset inventory levels as deemed appropriate by their district managers. Inventories in distribution centers are established from computerized sales data for the stores served by the respective centers.

MANUFACTURING OPERATIONS

In 1996 approximately 95.9% of the Company's consolidated sales were attributable to products manufactured by other companies to industry standards. The remaining amount of approximately 4.1% of the Company's consolidated sales for 1996 related to products manufactured by, or modified in, the Company's machining shop. These manufactured products consist primarily of non-standard sizes of threaded fasteners made to customers' specifications. The Company engages in manufacturing activity primarily as a service to its customers and does not expect any significant growth in the foreseeable future in the proportion of the Company's consolidated sales attributable to manufacturing.

SOURCES OF SUPPLY

The Company uses a large number of suppliers for the approximately 82,000 standard items it distributes. Most items distributed by the Company can be purchased from several sources, although preferred sourcing is used for some items to facilitate quality control. No single supplier accounted for more than 5.0% of the Company's purchases in 1996.

CUSTOMERS AND MARKETING

The Company believes its success can be attributed to its ability to offer customers in small- to medium-sized cities a full line of products at convenient locations, and to the high quality of the Company's employees. Most of the Company's customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufacturers and maintenance and repair operations. Other users of the Company's products include farmers, truckers, railroads, mining companies, municipalities, schools, and certain retail trades. As of December 31, 1996, the Company's total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 57,000.

During each of the three years ended December 31, 1996, no one customer accounted for a significant portion of the Company's sales. The Company believes that the large number of its customers together with the varied markets that they represent provide some protection to the Company from economic downturns in a particular market.

A significant portion of the Company's sales are generated through direct calls on customers by store personnel. Because of the nature of the Company's business, the Company does not use the more expensive forms of mass media advertising such as television, radio, and newspapers. Forms of advertising used by the Company include signs and catalogs.

COMPETITION

The Company's business is highly competitive. Competitors include both large distributors located primarily in large cities and smaller distributors located in many of the same cities in which the Company has stores. The Company believes that the principal competitive factors affecting the markets for the Company's products are customer service and convenience.

Some competitors use vans to sell their products in communities away from their main warehouses, while others rely on mail order or telemarketing sales. The Company, however, believes that the convenience provided to customers by actually operating a number of stores in smaller markets, each offering a full line of products, is a competitive selling advantage and that the large number of stores in a given area, taken together with the Company's ability to provide frequent deliveries to such stores from centrally located distribution centers, makes possible the prompt and efficient distribution of products. Having trained personnel at each store also enhances the Company's ability to compete (see "Employees" below).

EMPLOYEES

As of December 31, 1996, the Company employed a total of 3,073 full- and part-time employees, 1,989 being store managers and store employees, and the balance being employed in the Company's distribution centers, packaging facility, manufacturing operations, and home office.

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

The Company's sales personnel participate in incentive bonus arrangements that place emphasis on achieving increased sales on a store and regional basis, while still attaining targeted levels of gross profit. As a result, a significant portion of the Company's total employment cost varies with sales volume. The Company also pays incentive bonuses to other personnel for achieving pre-determined cost containment goals.

None of the Company's employees is subject to a collective bargaining agreement and the Company has experienced no work stoppages. The Company believes its employee relations are excellent.

ITEM 2.  PROPERTIES

The Company owns six facilities in Winona, Minnesota: a 173,000 square foot distribution center and home office building, a 50,000 square foot manufacturing facility, a 13,000 square foot building that houses the Company's Winona store, a 23,000 square foot building that houses the conveyor, sortation and packaging equipment fabrication department, a 55,000 square foot building that houses rack and shelving storage and a 35,000 square foot building, acquired in a 1996 acquisition, that currently houses the printing facility as well as serving as a warehouse for the CleanChoice(TM) product line. The Company also owns a 60,000 square foot distribution center in Indianapolis, Indiana, a 54,000 square foot distribution center in Atlanta, Georgia, a 50,000 square foot distribution center in Dallas, Texas, a 50,000 square foot distribution center near Scranton, Pennsylvania and a 102,000 square foot distribution center in Akron, Ohio. The buildings that house the Company's stores in Waterloo and Mason City, Iowa; St. Joseph, Missouri; Wichita Falls and Texarkana, Texas; Topeka, Kansas; and Kokomo, Indiana are also owned by the Company.

All other buildings occupied by the Company are leased. Leased stores range from approximately 1,200 to 8,000 square feet, with lease terms of up to 48 months. The Company's leased distribution center in Lakewood, Washington is approximately 40,000 square feet. The term of the lease of the Washington facility expires in February 2000, provided that the lease may be renewed at the Company's option for two additional one-year periods. The Company's leased distribution center in Fresno, California is approximately 11,200 square feet. The term of the lease of the California facility expires in February 1998, provided that the lease may be renewed at the Company's option for two additional one-year periods. The Company's leased packaging facility in Memphis, Tennessee is approximately 37,500 square feet. The term of the lease of the Memphis facility expires in November 1997.

If economic conditions are suitable, the Company will, in the future, consider purchasing store sites to house its older stores. All sites for new stores will continue to be leased. It is the Company's policy to negotiate relatively short lease terms to facilitate relocation of particular store operations if deemed desirable by management. It has been the Company's experience that space suitable for its needs and available for leasing is more than sufficient.


ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Fastenal Company are:

           Name              Age                     Position
--------------------------------------------------------------------------------

Robert A. Kierlin             57      Chairman of the Board, President, Chief
                                      Executive Officer and Director

Willard D. Oberton            38      Vice President and Chief Operating Officer

Stephen M. Slaggie            57      Secretary and Director

Daniel L. Florness            33      Treasurer, Chief Financial Officer and
                                      Chief Accounting Officer


Mr. Kierlin has been the Chairman of the Board, President and Chief Executive Officer of Fastenal Company and has served as a director since Fastenal Company's incorporation in 1968.

Mr. Oberton has been the Vice President and Chief Operating Officer of Fastenal Company since March 1997. From June 1986 through March 1997, Mr. Oberton held the position of general operations manager of Fastenal Company.

Mr. Slaggie has been the Secretary of Fastenal Company and has served as a director since 1970. He became a full-time employee of Fastenal Company in December 1987, at which time he assumed the additional duties of Shareholder Relations Director and Insurance Risk Manager. From 1970 through June 1996, Mr. Slaggie also served as the Treasurer of Fastenal Company.

Mr. Florness has been the Treasurer, Chief Financial Officer and Chief Accounting Officer of Fastenal Company since June 1996. From January 1987 through May 1996, Mr. Florness was employed by KPMG Peat Marwick LLP, a public accounting firm. Mr. Florness served in the capacity of senior manager at the time of his departure from that firm.

None of the above executive officers is related to any other such executive officer or to any other director of Fastenal Company.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, Common Stock Data on page 9.


ITEM 6.  SELECTED FINANCIAL DATA

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, page 2.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, pages 5-8.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, Selected Quarterly Financial Data (Unaudited) on page 9, and Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Independent Auditors' Report on pages 10-20.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information appearing under the headings "Election of Directors--Nominees and Required Vote", pages 4-5, and "Section 16(a) Beneficial Ownership Reporting Requirements", page 9, in Fastenal Company's Proxy Statement dated March 18, 1997. See also Part I hereof under the heading "Item X. Executive Officers of the Registrant".


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the headings "Election of Directors--Board and Committee Meetings", page 5, "Election of Directors--Executive Compensation--Summary of Compensation", page 5, and "Election of Directors--Executive Compensation--Compensation Committee Interlocks and Insider Participation", page 6, in Fastenal Company's Proxy Statement dated March 18, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management", pages 2-3, in Fastenal Company's Proxy Statement dated March 18, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)  1. Financial Statements:

          Consolidated Balance Sheets as of December 31, 1996 and 1995

          Consolidated Statements of Earnings for the years ended December 31, 1996, 1995, and 1994

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995, and 1994

          Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994

          Notes to Consolidated Financial Statements

          Independent Auditors' Report

          (Incorporated by reference to pages 10-20 of Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996)

    2. Financial Statement Schedules:

          Schedule VIII--Valuation and Qualifying Accounts

    3. Exhibits:

          3.1 Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 10-Q for the quarter ended September 30, 1993)

          3.2 Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

         13 Annual Report to Shareholders for the fiscal year ended December 31, 1996 (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)

         21 List of Subsidiaries (incorporated by reference to Exhibit 21 to Fastenal Company's Form 10-K for the fiscal year ended December 31, 1994)

         27    Financial Data Schedule

         Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

b)     Reports on Form 8-K

No report on Form 8-K was filed by Fastenal Company during the fourth quarter of the fiscal year ended December 31, 1996.

                     [LETTERHEAD OF KPMG PEAT MARWICK LLP]



                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE



The Board of Directors and Stockholders
Fastenal Company:


Under date of February 1, 1997, we reported on the consolidated balance sheets of Fastenal Company and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                    KPMG Peat Marwick LLP



Minneapolis, Minnesota
February 1, 1997

                               FASTENAL COMPANY

                Schedule VIII--Valuation and Qualifying Accounts

                 Years ended December 31, 1996, 1995, and 1994


                                             "Additions"     "Additions"
                              Balance at     charged to        charged                      Balance
                              beginning       costs and       to other         "Less"       at end
      Description              of year        expenses        accounts       deductions     of year
---------------------------------------------------------------------------------------------------

Year ended December 31,
  1996 allowance for
  doubtful accounts           $460,000       $917,000        $   0           $837,000       $540,000

Year ended December 31,
 1995 allowance for
 doubtful accounts             300,000        519,513            0            359,513        460,000

Year ended December 31,
 1994 allowance for
 doubtful accounts             225,000        452,977            0            377,977        300,000

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 1997

                              FASTENAL COMPANY


                              By  /s/ Robert A. Kierlin
                                  ---------------------------------
                                  Robert A. Kierlin, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 17, 1997          By  /s/ Robert A. Kierlin
                                  ---------------------------------
                                  Robert A. Kierlin, President
                                    (Principal Executive Officer) and
                                    Director


Date: March 17, 1997          By  /s/ Stephen M. Slaggie
                                  ----------------------------------
                                  Stephen M. Slaggie, Director


Date: March 17, 1997          By  /s/ Daniel L. Florness
                                  ----------------------------------
                                  Daniel L. Florness, Treasurer
                                    (Principal Financial Officer and
                                     Principal Accounting Officer)


Date: March 17, 1997          By  /s/ Michael M. Gostomski
                                  ----------------------------------
                                  Michael M. Gostomski, Director


Date: March 17, 1997          By  /s/ Henry K. McConnon
                                  ----------------------------------
                                  Henry K. McConnon, Director


Date: March 17, 1997          By  /s/John D. Remick
                                  ----------------------------------
                                  John D. Remick, Director

                               INDEX TO EXHIBITS


 3.1  Restated Articles of Incorporation of Fastenal
      Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 10-Q for the quarter ended September 30, 1993).

 3.2  Restated By-Laws of Fastenal Company
      (incorporated by reference to Exhibit
      3.2 to Registration Statement No. 33-14923).

 13   Annual Report to Shareholders for the fiscal
      year ended December 31, 1996 (only those
      portions specifically incorporated by reference
      herein shall be deemed filed with the Commission).....Electronically Filed

 21 List of Subsidiaries (incorporated by reference to Exhibit 21 to Fastenal Company's Form 10-K for the fiscal year ended December 31, 1994).

 27   Financial Data Schedule...............................Electronically Filed