Form 10-Q
period 1997-03-31
FASTENAL COMPANY
filed 1997-05-05
CIK 815556

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                          __________________________

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997, or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ______________________

Commission file number 0-16125

                                FASTENAL COMPANY
    ________________________________________________________________________
             (Exact name of registrant as specified in its charter)

         Minnesota                                     41-0948415
_______________________________                     __________________
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

       2001 Theurer Boulevard
         Winona, Minnesota                               55987
___________________________________                 __________________
(Address of principal executive offices)               (Zip Code)

                                 (507) 454-5374
              ____________________________________________________
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ____________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

            Class                                 Outstanding at April 15, 1997
_____________________________                     _____________________________
 Common Stock, $.01 par value                               37,938,688

                                FASTENAL COMPANY

                                     INDEX

                                                                                                Page No.
                                                                                                --------
Part I  Financial Information:


          Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996                    1

          Consolidated Statements of Earnings for the three months
               ended March 31, 1997 and 1996                                                        2

          Consolidated Statements of Cash Flows for the three months ended
               March 31, 1997 and 1996                                                              3

          Notes to Consolidated Financial Statements                                                4

          Management's discussion and analysis of financial condition
               and results of operations                                                          5-6

Part II  Other Information

          Item 6  Exhibits and reports on Form 8-K                                                  7

                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                        FASTENAL COMPANY AND SUBSIDIARY

                          Consolidated Balance Sheets

                                                                 (Unaudited)
                                                                  March 31,       December 31,
                          Assets                                     1997             1996
----------------------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                                      $     250,000          426,000
 Trade accounts receivable, net of allowance for doubtful
  accounts of $570,000 and $540,000 as of March 31, 1997
  and December 31, 1996, respectively                              52,231,000       41,553,000
 Inventories                                                       60,006,000       56,526,000
 Deferred income tax asset                                          1,219,000        1,219,000
 Other current assets                                               4,246,000        3,731,000
----------------------------------------------------------------------------------------------
    Total current assets                                          117,952,000      103,455,000

Marketable securities                                                 515,000          515,000
Property and equipment, less accumulated depreciation              50,931,000       43,930,000
Other assets, less accumulated amortization                         3,657,000        3,645,000
----------------------------------------------------------------------------------------------

    Total assets                                                $ 173,055,000      151,545,000
==============================================================================================


           Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------

Current liabilities:
 Accounts payable                                               $  12,992,000       10,010,000
 Notes payable                                                     12,986,000        8,622,000
 Accrued expenses                                                   6,827,000        5,611,000
 Income taxes payable                                               5,765,000          795,000
----------------------------------------------------------------------------------------------
    Total current liabilities                                      38,570,000       25,038,000
----------------------------------------------------------------------------------------------

Deferred income tax liability                                         540,000          540,000
----------------------------------------------------------------------------------------------

Stockholders' equity:
 Preferred stock of $.01 par value per share.
  Authorized 5,000,000 shares; none issued                                  0                0
 Common stock of $.01 par value per share. Authorized
  50,000,000 shares; issued and outstanding 37,938,688
  shares                                                              379,000          379,000
 Additional paid-in capital                                         4,424,000        4,424,000
 Retained earnings                                                129,352,000      121,346,000
 Translation loss                                                    (210,000)        (182,000)
----------------------------------------------------------------------------------------------
    Total stockholders' equity                                    133,945,000      125,967,000
----------------------------------------------------------------------------------------------

    Total liabilities and stockholders' equity                  $ 173,055,000      151,545,000
==============================================================================================

The accompanying notes are an integral part of the financial statements.

                        FASTENAL COMPANY AND SUBSIDIARY

                      Consolidated Statements of Earnings

                                  (Unaudited)

                                     Three months ended
                                         March 31,
                                ----------------------------
                                    1997             1996
------------------------------------------------------------

Net sales                       $ 87,095,000      63,061,000

Cost of sales                     41,259,000      29,636,000
------------------------------------------------------------
      Gross profit                45,836,000      33,425,000

Operating and administrative
  expenses                        31,179,000      21,540,000
------------------------------------------------------------
      Operating income            14,657,000      11,885,000

Other income (expense):
  Interest income                     15,000          63,000
  Interest expense                  (229,000)              0
  Gain on disposal of property
    and equipment                    232,000         523,000
------------------------------------------------------------
      Total other income              18,000         586,000
------------------------------------------------------------

      Earnings before
        income taxes              14,675,000      12,471,000

Income tax expense                 5,910,000       5,038,000
------------------------------------------------------------

      Net earnings              $  8,765,000       7,433,000
============================================================

Earnings per share              $        .23             .20
============================================================

Weighted average shares
  outstanding                     37,938,688      37,938,688
============================================================

The accompanying notes are an integral part of the financial statements.

                        FASTENAL COMPANY AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                             Three months ended
                                                                  March 31,
                                                          -------------------------
                                                               1997         1996
-----------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                            $  8,765,000    7,433,000
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation of property and equipment                 2,075,000    1,628,000
      Gain on disposal of property and equipment              (232,000)    (523,000)
      Amortization of goodwill and non-compete                  55,000            0
      Amortization of premium on marketable securities               0        2,000
      Changes in operating assets and liabilities:
        Trade accounts receivable                          (10,678,000)  (4,421,000)
        Inventories                                         (3,480,000)  (2,632,000)
        Other current assets                                  (515,000)     (40,000)
        Accounts payable                                     2,982,000    1,211,000
        Accrued expenses                                     1,216,000      819,000
        Income taxes payable                                 4,970,000    3,092,000
-----------------------------------------------------------------------------------
            Net cash provided by operating activities        5,158,000    6,569,000
-----------------------------------------------------------------------------------

Cash flows from investing activities:
  Sale of marketable securities                                      0       35,000
  Additions of property and equipment, net                  (9,815,000)  (5,164,000)
  Proceeds from sale of property and equipment                 971,000      946,000
  Translation adjustment                                       (28,000)      (8,000)
  Increase in other assets                                     (67,000)     (15,000)
-----------------------------------------------------------------------------------
            Net cash used in investing activities           (8,939,000)  (4,206,000)
-----------------------------------------------------------------------------------

Cash flows from financing activities:
  Net increase in notes payable                              4,364,000            0
  Payment of dividends                                        (759,000)    (759,000)
-----------------------------------------------------------------------------------
            Net cash provided by (used in)
              financing activities                           3,605,000     (759,000)
-----------------------------------------------------------------------------------

            Net (decrease) increase in cash and
              cash equivalents                                (176,000)   1,604,000

Cash and cash equivalents at beginning of period               426,000    6,583,000
-----------------------------------------------------------------------------------

Cash and cash equivalents at end of period                $    250,000    8,187,000
-----------------------------------------------------------------------------------


Supplemental disclosure of cash flow information:
  Cash paid during each period for:
    Income taxes                                          $    940,000    1,777,000
-----------------------------------------------------------------------------------
    Interest                                              $    229,000            0
-----------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

                        FASTENAL COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 1997 and 1996

                                  (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the notes to consolidated financial statements of Fastenal Company and its wholly-owned subsidiary, Fastenal Canada Company (collectively referred to as the Company), included in the Company's consolidated financial statements as of and for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

First three months of 1997 vs. 1996
-----------------------------------

  Net sales for the three months ended March 31, 1997 increased 38.1% to $87,095,000 versus the $63,061,000 recorded during the comparable 1996 period. The increase came primarily from higher unit sales as prices were relatively stable over the period. Higher unit sales came from increases in sales at existing store sites and from the addition of new store sites. The increases in sales at existing store sites are due primarily to strength in the manufacturing segment of the economy and, to a lesser extent, the introduction of new product lines at the existing sites. Many of the Company's customers are in the auto, machinery and processing sections of the manufacturing economy, all of which are experiencing relatively high sales rates. Sites opened in 1995 or earlier had average sales increases of 25.1%. The remainder of the 38.1% sales growth came from store sites opened in 1996 and during the first three months of 1997. One hundred thirty-six new store sites were added from April 1996 through March 1997. During the three months ended March 31, 1997, 12.4% of net sales came from sales of the Company's FastTool(R) product line, 3.7% of net sales came from sales of the Company's SharpCut(R) product line, 2.1% of net sales came from sales of the Company's PowerFlow(TM) product line, 1.9% of net sales came from sales of the Company's EquipRite(TM) product line and 1.0% of net sales came from sales of the Company's CleanChoice(TM) product line.

  As was indicated in the Company's Form 10-K for the fiscal year ended December 31, 1996, the Company began, in 1997, to stock all new stores with an inventory drawn from all six product lines. Due to this change, the Company no longer has a 'combination' store classification. Six of the 72 'combination' stores that existed as of December 31, 1996 are now grouped with the satellite stores, while the remaining 66 stores are grouped with the Fastenal(R) stores.

  During the first quarter of 1997, 44 new sites were opened consisting of 30 Fastenal(R) stores and 14 satellite stores. The total sites at the end of the quarter were 528, this consisted of 500 Fastenal(R) stores and 28 satellite stores.

  Net earnings for the first three months grew from $7,433,000 in 1996 to $8,765,000 in 1997, an increase of 17.9%. Net earnings increased at a slower rate than net sales because operating and administrative expenses increased at a 44.7% rate between the comparable periods, a rate higher than the rate of increase in net sales. The largest increase in operating and administrative expense came from employment costs in the store sites which increased by 53.6% over the comparable period. The Company increased its site personnel from 1,989 on December 31, 1996 to 2,215 on March 31, 1997, an increase of 11.4%. The increase in employment costs was caused primarily by the opening of new store sites and the previously discussed addition of new product lines at existing store sites.

Liquidity and Capital Resources
-------------------------------

  The higher level of sales during the period resulted in the growth of trade accounts receivable and inventories. Property and equipment increased because of the purchase of pickup trucks and semi-tractors and trailers, and to a lesser extent, additions for manufacturing, warehouse and data processing equipment. Cash requirements for these asset changes were satisfied from net earnings and short-term loans.

  As of March 31, 1997, there were no material commitments outstanding for capital expenditures.

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

          27   Financial Data Schedule

     (b)  Reports on Form 8-K:


          No report on Form 8-K was filed by Fastenal Company during the quarter ended March 31, 1997.

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


                                    FASTENAL COMPANY


                                     /s/ Robert A. Kierlin
                                    ------------------------------
                                    (Robert A. Kierlin, President)
                                    (Duly Authorized Officer)



Date   May 5, 1997                  /s/ Daniel L. Florness
       -----------                  ------------------------------
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

27   Financial Data Schedule.............................Electronically Filed