Form 10-Q
period 1997-06-30
FASTENAL COMPANY
filed 1997-07-25
CIK 815556

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                          ___________________________

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997, or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ______________________

Commission file number 0-16125

                                FASTENAL COMPANY
             ______________________________________________________
             (Exact name of registrant as specified in its charter)

         Minnesota                                          41-0948415
_______________________________                           ___________________
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

       2001 Theurer Boulevard
         Winona, Minnesota                                      55987
________________________________________                        _____
(Address of principal executive offices)                      (Zip Code)

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                                Outstanding at July 15, 1997
-----------------------------                   ----------------------------
 Common Stock, $.01 par value                             37,938,688

                                FASTENAL COMPANY

                                     INDEX

                                                                                                Page No.
                                                                                                --------
Part I   Financial Information:

          Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996                      1

          Consolidated Statements of Earnings for the six months and three months
               ended June 30, 1997 and 1996                                                          2

          Consolidated Statements of Cash Flows for the six months ended
               June 30, 1997 and 1996                                                                3

          Notes to Consolidated Financial Statements                                                 4

          Management's discussion and analysis of financial condition
               and results of operations                                                           5-6

Part II  Other Information

          Item 4  Submission of matters to a vote of security holders                                7

          Item 6  Exhibits and reports on Form 8-K                                                   7

                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                        FASTENAL COMPANY AND SUBSIDIARY

                          Consolidated Balance Sheets

                                                                 (Unaudited)
                                                                  June 30,         December 31,
                         Assets                                     1997               1996
------------------------------------------------------------------------------------------------

Current assets:
 Cash and cash equivalents                                    $         284,000          426,000
 Trade accounts receivable, net of allowance for doubtful
  accounts of $600,000 and $540,000 as of June
  30, 1997 and December 31, 1996, respectively                       57,404,000       41,553,000
 Inventories                                                         60,096,000       56,526,000
 Deferred income tax asset                                            1,219,000        1,219,000
 Other current assets                                                 5,492,000        3,731,000
------------------------------------------------------------------------------------------------
    Total current assets                                            124,495,000      103,455,000

Marketable securities                                                   515,000          515,000
Property and equipment, less accumulated depreciation                52,039,000       43,930,000
Other assets, less accumulated amortization                           3,639,000        3,645,000
------------------------------------------------------------------------------------------------

    Total assets                                              $     180,688,000      151,545,000
------------------------------------------------------------------------------------------------


Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------

Current liabilities:
 Accounts payable                                             $      13,301,000       10,010,000
 Notes payable                                                       12,385,000        8,622,000
 Accrued expenses                                                     7,510,000        5,611,000
 Income taxes payable                                                 2,523,000          795,000
------------------------------------------------------------------------------------------------
    Total current liabilities                                        35,719,000       25,038,000
------------------------------------------------------------------------------------------------

Deferred income tax liability                                           540,000          540,000
------------------------------------------------------------------------------------------------

Stockholders' equity:
 Preferred stock of $.01 par value per share.
  Authorized 5,000,000 shares; none issued                                    0                0
 Common stock of $.01 par value per share. Authorized
  50,000,000 shares; issued and outstanding 37,938,688
  shares                                                                379,000          379,000
 Additional paid-in capital                                           4,424,000        4,424,000
 Retained earnings                                                  139,831,000      121,346,000
 Translation loss                                                      (205,000)        (182,000)
------------------------------------------------------------------------------------------------
    Total stockholders' equity                                      144,429,000      125,967,000
------------------------------------------------------------------------------------------------

    Total liabilities and stockholders' equity                $     180,688,000      151,545,000
------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

                        FASTENAL COMPANY AND SUBSIDIARY

                      Consolidated Statements of Earnings

                                  (Unaudited)

                                  Six months ended       Three months ended
                                      June 30,                 June 30,
                             -------------------------  ------------------------
                                 1997         1996         1997        1996
------------------------------------------------------  ------------------------
Net sales                   $ 185,327,000  133,911,000  98,232,000   70,850,000

Cost of sales                  88,326,000   62,450,000  47,067,000   32,814,000
------------------------------------------------------  ------------------------
    Gross profit               97,001,000   71,461,000  51,165,000   38,036,000

Operating and
  administrative expenses      64,954,000   45,708,000  33,775,000   24,168,000
------------------------------------------------------  ------------------------
    Operating income           32,047,000   25,753,000  17,390,000   13,868,000

Other income (expense):
 Interest income                   30,000       93,000      15,000       30,000
 Interest expense                (500,000)      (7,000)   (271,000)      (7,000)
 Gain on disposal of
  property and equipment          635,000      772,000     403,000      249,000
------------------------------------------------------  ------------------------
    Total other income            165,000      858,000     147,000      272,000
------------------------------------------------------  ------------------------

    Earnings before
     income taxes              32,212,000   26,611,000  17,537,000   14,140,000

Income tax expense             12,968,000   10,733,000   7,058,000    5,695,000
------------------------------------------------------  ------------------------

    Net earnings            $  19,244,000   15,878,000  10,479,000    8,445,000
------------------------------------------------------  ------------------------
Earnings per share          $         .51          .42         .28          .22
------------------------------------------------------  ------------------------

Weighted average shares
  outstanding                  37,938,688   37,938,688  37,938,688   37,938,688
------------------------------------------------------  ------------------------


The accompanying notes are an integral part of the financial statements.

                        FASTENAL COMPANY AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                           Six months ended
                                                               June 30,
                                                       -------------------------
                                                           1997         1996
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                         $ 19,244,000   15,878,000
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation of property and equipment              4,219,000    3,495,000
      Gain on disposal of property and equipment           (635,000)    (772,000)
      Amortization of goodwill and non-compete              110,000       20,000
      Amortization of premium on marketable securities            0        4,000
      Changes in operating assets and liabilities:
        Trade accounts receivable                       (15,851,000)  (7,980,000)
        Inventories                                      (3,570,000)  (8,221,000)
        Other current assets                             (1,761,000)    (477,000)
        Accounts payable                                  3,291,000    3,511,000
        Accrued expenses                                  1,899,000    1,329,000
        Income taxes payable                              1,728,000     (797,000)
--------------------------------------------------------------------------------
            Net cash provided by operating activities     8,674,000    5,990,000
--------------------------------------------------------------------------------

Cash flows from investing activities:
  Sale of marketable securities                                   0       89,000
  Additions of property and equipment, net              (14,702,000) (14,713,000)
  Proceeds from sale of property and equipment            3,009,000    1,750,000
  Translation adjustment                                    (23,000)    (159,000)
  Increase in other assets                                 (104,000)  (3,493,000)
--------------------------------------------------------------------------------
            Net cash used in investing activities       (11,820,000) (16,526,000)
--------------------------------------------------------------------------------

Cash flows from financing activities:
  Net increase in notes payable                           3,763,000    5,562,000
  Payment of dividends                                     (759,000)    (759,000)
--------------------------------------------------------------------------------
            Net cash provided by
              financing activities                        3,004,000    4,803,000
--------------------------------------------------------------------------------

            Net decrease in cash and
              cash equivalents                             (142,000)  (5,733,000)

Cash and cash equivalents at beginning of period            426,000    6,583,000
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period             $    284,000      850,000
--------------------------------------------------------------------------------


Supplemental disclosure of cash flow information:
  Cash paid during each period for:
    Income taxes                                       $ 11,240,000   11,530,000
--------------------------------------------------------------------------------
    Interest                                           $    500,000        7,000
--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

                        FASTENAL COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1997 and 1996

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

First six months of 1997 vs. 1996
---------------------------------

  Net sales for the six months ended June 30, 1997 increased 38.4% to $185,327,000 versus the $133,911,000 recorded during the comparable 1996 period. The increase came primarily from higher unit sales as prices were relatively stable over the period. Higher unit sales came from increases in sales at existing store sites and from the addition of new store sites. The increases in sales at existing store sites are due primarily to strength in the manufacturing segment of the economy and, to a lesser extent, the introduction of new product lines at the existing sites. Sites opened in 1995 or earlier had average sales increases of 24.2%. The remainder of the 38.4% sales growth came from store sites opened in 1996 and during the first six months of 1997. One hundred fifty-eight new store sites were added from July 1996 through June 1997.

  During the first six months of 1997, 92 new sites were opened consisting of 66 Fastenal(R) stores and 26 satellite stores. The total sites at the end of the second quarter were 576, which consisted of 536 Fastenal(R) stores and 40 satellite stores.

  During the six months ended June 30, 1997, 12.6% of net sales came from sales of the Company's FastTool(R) product line, 3.9% of net sales came from sales of the Company's SharpCut(R) product line, 2.2% of net sales came from sales of the Company's PowerFlow/TM/ product line, 2.1% of net sales came from sales of the Company's EquipRite/TM/ product line and 1.0% of net sales came from sales of the Company's CleanChoice/TM/ product line.

  Net earnings for the first six months grew from $15,878,000 in 1996 to $19,244,000 in 1997, an increase of 21.2%. Net earnings increased at a slower rate than net sales primarily because operating and administrative expenses increased at a 42.1% rate between the comparable periods, a rate higher than the rate of increase in net sales. The largest increase in operating and administrative expense came from employment costs in the store sites which increased by 51.2% over the comparable period. The Company increased its site personnel from 1,989 on December 31, 1996 to 2,409 on June 30, 1997, an increase of 21.1%. The increase in employment costs was caused primarily by the opening of new store sites and the product line expansion at existing store sites.

Second quarter of 1997 vs. 1996
-------------------------------

  Net sales for the three months ended June 30, 1997 increased 38.6% to $98,232,000 versus the $70,850,000 recorded during the comparable 1996 period. As discussed earlier, the increase came primarily from higher unit sales as prices were relatively stable over the period. Higher unit sales came from increases in sales at existing store sites and from the addition of new store sites. The increases in sales at existing store sites are due primarily to strength in the manufacturing segment of the economy and, to a lesser extent, the introduction of new product lines at the existing sites. Many of the Company's customers are in the auto, machinery and processing sections of the manufacturing economy, all of which are experiencing relatively high sales rates. Sites opened in 1995 or earlier had average sales increases of 23.0%. The remainder of the 38.6% sales growth came from store sites opened in 1996 and during the first six months of 1997.

  During the three months ended June 30, 1997, 48 new sites were opened consisting of 36 Fastenal(R) stores and 12 satellite stores.

  During the three months ended June 30, 1997, 12.8% of net sales came from sales of the Company's FastTool(R) product line, 4.1% of net sales came from sales of the Company's SharpCut(R) product line, 2.3% of net sales came from sales of the Company's PowerFlow/TM/ product line, 2.2% of net sales came from sales of the Company's EquipRite/TM/ product line and 1.0% of net sales came from sales of the Company's CleanChoice/TM/ product line.

  Net earnings for the three months ended June 30 grew from $8,445,000 in 1996 to $10,479,000 in 1997, an increase of 24.1%. Net earnings increased at a slower rate than net sales primarily because of a decrease in the overall gross margin from 53.7% in the second quarter of 1996 to 52.1% in the second quarter of 1997 and because operating and administrative expenses increased at a 39.8% rate between the comparable periods, a rate higher than the rate of increase in net sales. The largest increase in operating and administrative expense came from employment costs in the store sites which increased by 49.0% over the comparable period. The Company increased its site personnel from 2,215 on March 31, 1997 to 2,409 on June 30, 1997, an increase of 8.8%. The increase in employment costs was caused primarily by the opening of new store sites and the previously discussed product line expansion at existing store sites.


Liquidity and Capital Resources
-------------------------------

  The higher level of sales during the six month period resulted in the growth of trade accounts receivable and inventory. Property and equipment increased because of the purchase of pickup trucks and semi-tractors and trailers, and to a lesser extent, additions for manufacturing, warehouse and data processing equipment. Cash requirements for these asset changes were satisfied from net earnings and short term borrowings.

  As of June 30, 1997, the Company had outstanding commitments of approximately $450,000 to acquire real property in Winona, Minnesota. Management is funding this from available cash and from its borrowing capacity.

PART II -   OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Company's annual meeting of shareholders held on April 22, 1997, two matters were put to a vote of the shareholders. Proxies were solicited from shareholders unable to attend the meeting. Proxy votes are included in the results that follow.

Matter 1. To elect a Board of five directors, to serve until the next regular -------- meeting of shareholders or until their successors have been duly elected and qualified.

  The previous directors, Robert A. Kierlin, Stephen M. Slaggie, Michael M. Gostomski, John D. Remick, and Henry K. McConnon were nominated. There were no other nominations. The five nominees each received and had withheld the number of votes set forth opposite their names below:

                                        Total Number of  Total Number of
   Name of Director                     Votes Cast For   Votes Withheld
----------------------                  ---------------  --------------
Robert A. Kierlin                            34,389,638          76,190
Stephen M. Slaggie                           34,389,588          76,240
Michael M. Gostomski                         34,389,338          76,490
John D. Remick                               34,389,494          76,334
Henry K. McConnon                            34,389,178          76,650

  There were no abstentions or broker non-votes.

Matter 2. To ratify the appointment of KPMG Peat Marwick LLP as independent -------- auditors for the fiscal year ending December 31, 1997.

Voting to ratify the appointment were 33,804,302 shares. Voting against the ratification were 23,021 shares. There were no broker non-votes. Abstentions totaled 121,487 shares.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          3.1 Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 10-Q for the quarter ended September 30, 1993)

          3.2 Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

          27   Financial Data Schedule

     (b)  Reports on Form 8-K:

          No report on Form 8-K was filed by Fastenal Company during the quarter ended June 30, 1997.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FASTENAL COMPANY


                                     /s/ Robert A. Kierlin
                                     ----------------------------------
                                    (Robert A. Kierlin, President)
                                    (Duly Authorized Officer)



Date   July 25,1997                  /s/ Daniel L. Florness
      -------------                  ----------------------------------
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

27   Financial Data Schedule..............................Electronically Filed