Form 10-Q
period 1997-09-30
FASTENAL COMPANY
filed 1997-10-30
CIK 815556

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           __________________________

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ______________________

Commission file number 0-16125

                                FASTENAL COMPANY
    ________________________________________________________________________
             (Exact name of registrant as specified in its charter)

         Minnesota                                      41-0948415
__________________________________________     ___________________________
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

       2001 Theurer Boulevard
         Winona, Minnesota                               55987
___________________________________________         ---------------
(Address of principal executive offices)              (Zip Code)

                                 (507) 454-5374
            ________________________________________________________
              (Registrant's telephone number, including area code)

                                 Not Applicable
________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

            Class                          Outstanding at October 15, 1997
_________________________________          _________________________________
 Common Stock, $.01 par value                         37,938,688

                                FASTENAL COMPANY

                                     INDEX

                                                            Page No.
                                                            --------
Part I Financial Information:

  Consolidated Balance Sheets as of September 30, 1997
   and December 31, 1996                                         1

  Consolidated Statements of Earnings for the nine months
   and three months ended September 30, 1997 and 1996            2

  Consolidated Statements of Cash Flows for the nine months
   ended September 30, 1997 and 1996                             3

  Notes to Consolidated Financial Statements                     4

  Management's discussion and analysis of financial condition
   and results of operations                                    5-6

Part II Other Information

  Item 6  Exhibits and reports on Form 8-K                       7

                       PART I - FINANCIAL INFORMATION

                        ITEM 1. FINANCIAL STATEMENTS

                      FASTENAL COMPANY AND SUBSIDIARIES

                         Consolidated Balance Sheets

                                                                            (Unaudited)
                                                                           September 30,   December 31,
                            Assets                                              1997           1996
-------------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                                   $   303,000       426,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $630,000 and $540,000 as of September
    30, 1997 and December 31, 1996, respectively                               61,278,000    41,553,000
  Inventories                                                                  68,018,000    56,526,000
  Deferred income tax asset                                                     1,219,000     1,219,000
  Other current assets                                                          5,411,000     3,731,000
-------------------------------------------------------------------------------------------------------
        Total current assets                                                  136,229,000   103,455,000

Marketable securities                                                             515,000       515,000
Property and equipment, less accumulated depreciation                          54,849,000    43,930,000
Other assets, less accumulated amortization                                     3,636,000     3,645,000
-------------------------------------------------------------------------------------------------------

        Total assets                                                         $195,229,000   151,545,000
=======================================================================================================

            Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------------

Current liabilities:
  Accounts payable                                                            $ 17,468,000   10,010,000
  Notes payable                                                                 10,438,000    8,622,000
  Accrued expenses                                                               8,120,000    5,611,000
  Income taxes payable                                                           2,902,000      795,000
-------------------------------------------------------------------------------------------------------
        Total current liabilities                                               38,928,000   25,038,000
-------------------------------------------------------------------------------------------------------

Deferred income tax liability                                                      540,000      540,000
-------------------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock of $.01 par value per share.
    Authorized 5,000,000 shares; none issued                                             0            0
  Common stock of $.01 par value per share. Authorized
    50,000,000 shares; issued and outstanding 37,938,688
    shares                                                                         379,000      379,000
  Additional paid-in capital                                                     4,424,000    4,424,000
  Retained earnings                                                            151,165,000  121,346,000
  Translation loss                                                                (207,000)    (182,000)
-------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                             155,761,000  125,967,000
-------------------------------------------------------------------------------------------------------

        Total liabilities and stockholders' equity                            $195,229,000  151,545,000
=======================================================================================================


The accompanying notes are an integral part of the financial statements.

                      FASTENAL COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Earnings

                                 (Unaudited)


                                     Nine months ended         Three months ended
                                        September 30,              September 30,
                                  --------------------------  -----------------------
                                     1997          1996        1997          1996
------------------------------------------------------------  -----------------------
Net sales                          $290,878,000  210,123,000  105,551,000  76,212,000

Cost of sales                       138,225,000   97,975,000   49,899,000  35,525,000
------------------------------------------------------------  -----------------------
        Gross profit                152,653,000  112,148,000   55,652,000  40,687,000

Operating and administrative
  expenses                          102,021,000   72,003,000   37,067,000  26,295,000
------------------------------------------------------------  -----------------------
        Operating income             50,632,000   40,145,000   18,585,000  14,392,000

Other income (expense):
  Interest income                        40,000      107,000       10,000      14,000
  Interest expense                     (699,000)     (42,000)    (199,000)    (35,000)
  Gain on disposal of property
    and equipment                       676,000      923,000       41,000     151,000
------------------------------------------------------------  -----------------------
        Total other income               17,000      988,000     (148,000)    130,000
------------------------------------------------------------  -----------------------

        Earnings before
          income taxes               50,649,000   41,133,000   18,437,000  14,522,000

Income tax expense                   20,071,000   16,563,000    7,103,000   5,830,000
------------------------------------------------------------  -----------------------

        Net earnings               $ 30,578,000   24,570,000   11,334,000   8,692,000
============================================================  =======================

Earnings per share                 $        .81          .65          .30         .23
============================================================  =======================

Weighted average shares
  outstanding                        37,938,688   37,938,688   37,938,688  37,938,688
============================================================  =======================


The accompanying notes are an integral part of the financial statements.

                      FASTENAL COMPANY AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                                 (Unaudited)

                                                                         Nine months ended
                                                                            September 30,
                                                                   ----------------------------
                                                                         1997         1996
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                                      $ 30,578,000   24,570,000
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Depreciation of property and equipment                          6,625,000    5,705,000
        Gain on disposal of property and equipment                       (676,000)    (923,000)
        Amortization of goodwill and non-compete                          165,000       78,000
        Amortization of premium on marketable securities                        0        5,000
        Changes in operating assets and liabilities:
          Trade accounts receivable                                   (19,725,000) (10,981,000)
          Inventories                                                 (11,492,000) (11,513,000)
          Other current assets                                         (1,680,000)  (1,266,000)
          Accounts payable                                              7,458,000    2,346,000
          Accrued expenses                                              2,509,000    1,358,000
          Income taxes payable                                          2,107,000   (1,327,000)
-----------------------------------------------------------------------------------------------
                  Net cash provided by operating activities            15,869,000    8,052,000
-----------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Sale of marketable securities                                                0       92,000
   Additions of property and equipment, net                           (21,438,000) (20,654,000)
   Proceeds from sale of property and equipment                         4,570,000    2,480,000
   Translation adjustment                                                 (25,000)    (111,000)
   Increase in other assets                                              (156,000)  (3,539,000)
-----------------------------------------------------------------------------------------------
                  Net cash used in investing activities               (17,049,000) (21,732,000)
-----------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Net increase in notes payable                                        1,816,000    8,766,000
   Payment of dividends                                                  (759,000)    (759,000)
-----------------------------------------------------------------------------------------------
                  Net cash provided by
                     financing activities                               1,057,000    8,007,000
-----------------------------------------------------------------------------------------------

                  Net decrease in cash and
                     cash equivalents                                    (123,000)  (5,673,000)

Cash and cash equivalents at beginning of period                          426,000    6,583,000
-----------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                           $    303,000      910,000
===============================================================================================

Supplemental disclosure of cash flow information:
   Cash paid during each period for:
      Income taxes                                                   $ 17,964,000   17,890,000
===============================================================================================
      Interest                                                       $    699,000       42,000
===============================================================================================


The accompanying notes are an integral part of the financial statements.

                       FASTENAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 1997 and 1996

                                  (Unaudited)

(1)  Basis of Presentation

  The accompanying unaudited consolidated financial statements of Fastenal Company and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information.
They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's consolidated financial statements as of and for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

First nine months of 1997 vs. 1996
----------------------------------

  Net sales for the nine months ended September 30, 1997 increased 38.4% to $290,878,000 versus the $210,123,000 recorded during the comparable 1996 period. The increase came primarily from higher unit sales as prices were relatively stable over the period. Higher unit sales came from increases in sales at existing store sites and from the addition of new store sites. The increases in sales at existing store sites are due primarily to strength in the manufacturing segment of the economy and, to a lesser extent, the introduction of new product lines at the existing sites. Sites opened in 1995 or earlier had average sales increases of 23.0%. The remainder of the 38.4% sales growth came from store sites opened in 1996 and during the first nine months of 1997. One hundred fifty-three new store sites were added from October 1996 through September 1997.

  During the first nine months of 1997, 121 new sites were opened; 94 opened as Fastenal(R) stores and 27 opened as satellite stores. The total sites at the end of the third quarter were 605, which consisted of 574 Fastenal(R) stores and 31 satellite stores.

  During the nine months ended September 30, 1997, 12.8% of net sales came from sales of the Company's FastTool(R) product line, 4.0% of net sales came from sales of the Company's SharpCut(R) product line, 2.3% of net sales came from sales of the Company's PowerFlow(R) product line, 2.1% of net sales came from sales of the Company's EquipRite(TM) product line and 1.0% of net sales came from sales of the Company's CleanChoice(TM) product line. Less than 1% of net sales came from sales of either the PowerPhase(TM) or the FastArc(TM) product line. The PowerPhase(TM) product line, introduced in 1997, consists of electrical supplies. The FastArc(TM) product line, also introduced in 1997, consists of welding supplies.

  Net earnings for the first nine months grew from $24,570,000 in 1996 to $30,578,000 in 1997, an increase of 24.5%. Net earnings increased at a slower rate than net sales primarily because of a decrease in the overall gross margin from 53.4% in the first nine months of 1996 to 52.5% in the first nine months of 1997 and because operating and administrative expenses increased at a 41.7% rate between the comparable periods, a rate higher than the rate of increase in net sales. The largest increase in operating and administrative expense came from employment costs in the store sites which increased by 50.6% over the comparable period. The Company increased its site personnel from 1,989 on December 31, 1996 to 2,683 on September 30, 1997, an increase of 34.9%. The increase in employment costs was caused primarily by the opening of new store sites and the product line expansion at existing store sites.

Third quarter of 1997 vs. 1996
------------------------------

  Net sales for the three months ended September 30, 1997 increased 38.5% to $105,551,000 versus the $76,212,000 recorded during the comparable 1996 period. As discussed earlier, the increase came primarily from higher unit sales as prices were relatively stable over the period. Higher unit sales came from increases in sales at existing store sites and from the addition of new store sites. The increases in sales at existing store sites are due primarily to strength in the manufacturing segment of the economy and, to a lesser extent, the introduction of new product lines at the existing sites. Many of the Company's customers are in the auto, machinery and processing sections of the manufacturing economy, all of which are experiencing relatively high sales rates. Sites opened in 1995 or earlier had average sales increases of 20.9%. The remainder of the 38.5% sales growth came from store sites opened in 1996 and during the first nine months of 1997.

  During the three months ended September 30, 1997, 29 new sites were opened; 28 opened as Fastenal(R) stores and 1 opened as a satellite store.

  During the three months ended September 30, 1997, 13.0% of net sales came from sales of the Company's FastTool(R) product line, 4.2% of net sales came from sales of the Company's SharpCut(R) product line, 2.5% of net sales came from sales of the Company's PowerFlow(R) product line, 2.1% of net sales came from sales of the Company's EquipRite(TM) product line and 1.1% of net sales came from sales of the Company's CleanChoice(TM) product line. Less than 1% of net sales came from sales of either the PowerPhase(TM) or the FastArc(TM) product line.

  Net earnings for the three months ended September 30 grew from $8,692,000 in 1996 to $11,334,000 in 1997, an increase of 30.4%. Net earnings increased at a slower rate than net sales primarily because of a decrease in the overall gross margin from 53.4% in the third quarter of 1996 to 52.7% in the third quarter of 1997 and because operating and administrative expenses increased at a 41.0% rate between the comparable periods, a rate higher than the rate of increase in net sales. The largest increase in operating and administrative expense came from employment costs in the store sites which increased by 49.6% over the comparable period. The Company increased its site personnel from 2,409 on June 30, 1997 to 2,683 on September 30, 1997, an increase of 11.4%. The increase in employment costs was caused primarily by the opening of new store sites and the previously discussed product line expansion at existing store sites.


Liquidity and Capital Resources
-------------------------------

  The higher level of sales during the nine month period resulted in the growth of trade accounts receivable and inventory. Property and equipment increased because of the purchase of pickup trucks and semi-tractors and trailers, and, to a lesser extent, additions for manufacturing, warehouse and data processing equipment. Cash requirements for these asset changes were satisfied from net earnings and short term borrowings.

  As of September 30, 1997, the Company had no material outstanding commitments for capital expenditures.

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

       27   Financial Data Schedule

    (b)  Reports on Form 8-K:

         No report on Form 8-K was filed by Fastenal Company during the quarter ended September 30, 1997.

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


                                    FASTENAL COMPANY


                                     /s/ Robert A. Kierlin
                                     -------------------------------
                                    (Robert A. Kierlin, President)
                                    (Duly Authorized Officer)



Date   October 30, 1997              /s/ Daniel L. Florness
       -----------------             ------------------------------
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

27     Financial Data Schedule.......................Electronically Filed