Form 10-K
period 1997-12-31
FASTENAL COMPANY
filed 1998-03-16
CIK 815556

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

 (Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _____________________ to ______________________

Commission file number 0-16125

                                FASTENAL COMPANY
                             ----------------------
             (Exact name of registrant as specified in its charter)

         Minnesota                                              41-0948415
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

    2001 Theurer Boulevard
        Winona, Minnesota                                         55987-1500
--------------------------------------------                  ------------------
(Address of principal executive offices)                         (Zip Code)

                                 (507) 454-5374
   --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 2, 1998 was $1,222,262,811. For purposes of determining this number, all executive officers and directors of the registrant as of March 2, 1998 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 2, 1998, the registrant had 37,938,688 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated by reference in Part II. Portions of the registrant's Proxy Statement for the annual meeting of shareholders to be held April 21, 1998 are incorporated by reference in Part III.


                           FORWARD LOOKING STATEMENTS

This Form 10-K, including the sections in Part I hereof captioned "Item 1. Business - Development of the Business", "Item 1. Business - Products", "Item 1. Business - Manufacturing Operations", and "Item 2. Properties", and the section in Part II hereof captioned "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding expected results of operations, new store and distribution center openings, markets for new stores, introduction of existing and new product lines, technology conversions, growth in manufacturing operations, occupancy of new facilities and capital expenditures. A discussion of certain risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements is included in the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 in the section thereof captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations", which section has been incorporated in this Form 10-K by reference. The registrant assumes no obligation to update either such forward-looking statements or the discussion of such risks and uncertainties.


                                     PART I


ITEM 1.   BUSINESS

Fastenal Company ("Fastenal Company" and, together with its wholly owned subsidiaries, Fastenal Company Services, Fastenal Company Purchasing, Fastenal Company Leasing and Fastenal Canada Company, collectively, "the Company") began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. As of December 31, 1997, the Company had 644 store sites located in 48 states and Canada and 2,676 people employed at these sites. Forty-six of these sites were satellite stores of an existing site. The Company has eight product lines. The traditional Fastenal(R) product line(1) consists of approximately 51,000 different types of threaded fasteners and other industrial and construction supplies. The FastTool(R) product line(1), which was introduced in 1993, consists of approximately 21,000 different types of tools and safety supplies. The SharpCut(R), PowerFlow(TM), EquipRite(R) and CleanChoice(R) product lines(1), which were introduced in 1996, consist of approximately 14,000 different types of metal cutting tool blades, approximately 11,000 different types of fluid transfer components and accessories for hydraulic and pneumatic power, approximately 4,000 different types of material handling and storage products, and approximately 3,000 different types of janitorial and paper products, respectively. The FastArc(TM) and PowerPhase(TM) product lines, which were introduced in 1997, consist of approximately 1,000 different types of welding supplies (excluding gas and welding machines) and approximately 1,000 different types of electrical supplies, respectively. The Company operated nine distribution centers as of December 31, 1997 from which the Company distributes products to its store sites, and operates a facility in Memphis, Tennessee to receive and package goods coming from suppliers outside of the United States.


----------------
(1) Fastenal(R), FastTool(R), SharpCut(R), PowerFlow(TM), EquipRite(R), CleanChoice(R), FastArc(TM) and PowerPhase(TM) are trademarks and/or service marks of the Company.

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

The Company opened its first store site in Winona, Minnesota, a city with a population of approximately 25,000. The following table shows the growth in the number of Company store sites during the last ten years, and the related increases in the Company's consolidated net sales during that period:

                    1988      1989      1990      1991      1992      1993      1994      1995      1996      1997
------------------------------------------------------------------------------------------------------------------

Number of
store sites
at year end           75        98       126       158       200       253       315       375       484       644

Net sales (in
thousands)       $30,441    41,190    52,290    62,305    81,263   110,307   161,886   222,555   287,691   397,992


As of December 31, 1997, the Company operated 644 store sites located in:

Alabama (12 sites)               Nebraska (6 sites)
Arizona (4 sites)                Nevada (3 sites)
Arkansas (11 sites)              New Hampshire (6 sites)
California (17 sites)            New Jersey (6 sites)
Colorado (8 sites)               New Mexico (5 sites)
Connecticut (8 sites)            New York (17 sites)
Delaware (2 sites)               North Carolina (20 sites)
Florida (17 sites)               North Dakota (6 sites)
Georgia (19 sites)               Ohio (38 sites)
Idaho (6 sites)                  Oklahoma (10 sites)
Illinois (26 sites)              Oregon (11 sites)
Indiana (23 sites)               Pennsylvania (25 sites)
Iowa (15 sites)                  Rhode Island (2 sites)
Kansas (9 sites)                 South Carolina (11 sites)
Kentucky (11 sites)              South Dakota (4 sites)
Louisiana (9 sites)              Tennessee (14 sites)
Maine (4 sites)                  Texas (50 sites)
Maryland (9 sites)               Utah (7 sites)
Massachusetts (10 sites)         Vermont (2 sites)
Michigan (28 sites)              Virginia (17 sites)
Minnesota (19 sites)             Washington (16 sites)
Mississippi (7 sites)            West Virginia (8 sites)
Missouri (13 sites)              Wisconsin (31 sites)
Montana (6 sites)                Wyoming (2 sites)

Puerto Rico (1 site)             Canada (33 sites)

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

In 1995 the Company opened nine experimental multi-product line `combination' stores in communities which were smaller (populations of approximately 8,000 to 25,000) than those in which traditional stores selling one product line were located. These stores, each of which started operations with two full-time employees, combined the Fastenal(R) and FastTool(R) product lines in a single store. The Company opened 71 of these combination stores in 1996, most of which were located in smaller communities.

In 1997, the Company began to stock all new stores with an inventory drawn from all of its product lines. This included sites in smaller communities as well as larger communities. Subsequent to a site's opening, the site personnel customize the inventory offering to that site's customer base. In addition, the Company began to introduce selected product from all of the Company's product lines into existing stores. Therefore, beginning in 1997 the Company ceased making a distinction between a traditional Fastenal(R) store and a `combination' store. The Company believes that approximately 1,000 markets in the United States and Canada (including those in which Fastenal stores are already located) have sufficient potential to justify this type of multi-product line store. Most of the future potential markets are located in smaller communities.

In 1996, the Company opened eight experimental stores that operated as satellites of existing stores. These satellites are located in communities as small as 2,000 population and are usually located within a 30 mile radius of the mother store. In most cases, the Company was already doing business in this community from the mother store, but the addition of a physical presence in the community provided sales increases from that community. The Company opened additional satellite stores in 1997. Although the Company cannot be sure of the success of these stores, the Company believes that their success could lead to approximately 500 satellite store sites in the United States and Canada.

In 1997 the Company sold products into Mexico from its existing Brownsville, El Paso and McAllen, Texas stores. The Company opened six store sites in Canada in 1995, seven in 1996, 20 in 1997, and plans to open additional store sites in Canada in 1998. The Company opened one store site in Puerto Rico in 1997 and plans to open additional store sites in Puerto Rico in 1998. The stores in Canada and Puerto Rico contributed less than 5% of the Company's consolidated net sales in 1997.

No assurance can be given that any of the expansion plans described above will be achieved, or that new stores, once opened, will be profitable.

It has been the Company's experience that near-term profitability has been adversely affected by the opening of new store sites, due to the related start-up costs and the time necessary to generate a customer base. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. As a result of this process, sales volume builds slowly and it typically requires nine to 12 months for a new store to achieve its first profitable month. Of the 44 stores opened in the first quarter of 1997, 18 were profitable in the fourth quarter of 1997.

For 1997, annual sales volumes of store sites operating at least five years ranged between approximately $300,000 and $5,200,000, with 75% of these store sites having annual sales volumes within the range of approximately $700,000 to $1,800,000. The data in the following table shows the growth in the average sales of the Company's store sites from 1996 to 1997 based on each site's age. The store sites opened in 1997 contributed approximately $18.1 million (or approximately 4.5%) of the Company's consolidated net sales in 1997, with the remainder coming from existing store sites.


  Age of
store site
   as of         Number of store
 December      sites in group as of     Average       Average        Percent
 31, 1997       December 31, 1997      sales 1996    sales 1997      change
--------------------------------------------------------------------------------
0-1 year old           160             $       --    $  113,000(1)       -- %

1-2 years old          109                 88,000(1)    361,000          --

2-3 years old           60                299,000       472,000         57.9

3-4 years old           62                405,000       534,000         32.1

4-5 years old           53                509,000       663,000         30.3

5-6 years old           42                724,000       843,000         16.4

6-7 years old           32                821,000       951,000         15.8

7-8 years old           28                959,000     1,119,000         16.7

8-9 years old           23                947,000     1,111,000         17.3

9-10 years old          17                992,000     1,087,000          9.6

10-13 years old         30              1,244,000     1,477,000         18.7

13+ years old           28              1,734,000     2,088,000         20.4


(1) Average sales includes sales of store sites open for less than the full fiscal year.

As of December 31, 1997, the Company operated distribution centers in or near Winona, Minnesota; Indianapolis, Indiana; Dallas, Texas; Atlanta, Georgia; Scranton, Pennsylvania; Fresno, California; Lakewood, Washington; Akron, Ohio; and Salt Lake City, Utah. Distribution centers are located so as to permit twice-a-week to five times-a-week delivery to Company stores using Company trucks and overnight delivery by surface common carrier. As the number of stores increases, the Company intends to add new distribution centers. The Company opened a distribution center in Winston-Salem, North Carolina in January 1998 and plans to open two to four other distribution centers during 1998.

The Company also operates a packaging facility in Memphis, Tennessee. This facility receives freight containers from foreign suppliers and repackages the items in standard packages using high speed equipment.

The Company operates a UNIX/terminal-based computer system allowing automatic data exchange between the stores and the distribution centers during regular business hours. The use of client/server technology allows the Company's network of UNIX-based machines to serve networked personal computers and workstations. During 1997 the Company began testing its Microsoft Windows NT, client/server, graphical user environment in a limited number of store locations (NT Point-of-sale system). The Company plans to convert to the NT Point-of-sale system during 1998.

PRODUCTS

Traditional Fastenal(R) Product Line

The Company's Fastenal(R) product line consists of approximately 51,000 different items, which may be divided into two broad categories: threaded fasteners, such as bolts, nuts, screws, studs, and related washers; and other industrial and construction supplies, such as paints, various pins and machinery keys, concrete anchors, batteries, sealants, metal framing systems, wire rope, stainless strut, private label stud anchors, rivets, and related accessories.

Threaded fasteners are used in most manufactured products and building projects, and in the maintenance and repair of machines and structures. Although some aspects of the threaded fastener market are common to all cities, the Company feels that each city's market is to some extent unique. Therefore, the Company opens each store with minimal base stocks of inventory, and then tailors the growing inventory to the local market demand as it develops. Threaded fasteners accounted for approximately 61%, 64%, and 65% of the Company's consolidated net sales in 1997, 1996 and 1995, respectively.

Concrete anchors make up the largest portion of the other supply items included in the Fastenal(R) product line. Most concrete anchors use threaded fasteners as part of the completed anchor assembly.

FastTool(R) Product Line

In 1993 the Company began selling a new FastTool(R) product line. This product line consists of power and hand tools, safety supplies and a tool repair service. The inventory of tools and safety supplies is comprised of approximately 21,000 different items. The Company uses its current distribution system for the FastTool(R) product line.

SharpCut(R) Product Line

Late in 1995 the Company developed a new SharpCut(R) product line which it began selling in 1996. This product line consists of metal cutting tool blades and a resharpening service. The inventory related to the SharpCut(R) product line is comprised of approximately 14,000 different items. The Company uses its current distribution system for the SharpCut(R) product line.

PowerFlow(TM) Product Line

In 1996 the Company began selling a new PowerFlow(TM) product line. This product line consists of fluid transfer components and accessories for hydraulic and pneumatic power and a hose crimping service. The inventory related to the PowerFlow(TM) product line is comprised of approximately 11,000 different items. The Company uses its current distribution system for the PowerFlow(TM) product line.

EquipRite(R) Product Line

In 1996 the Company began selling a new EquipRite(R) product line. This product line consists of material handling and related storage products and a storeroom layout design service. The inventory related to the EquipRite(R) product line is comprised of approximately 4,000 different items. The Company uses its current distribution system for the EquipRite(R) product line.

CleanChoice(R) Product Line

In 1996 the Company began selling a new CleanChoice(R) product line. This product line consists of janitorial and paper products. The inventory related to the CleanChoice(R) product line is comprised of approximately 3,000 different items. The Company uses its current distribution system for the CleanChoice(R) product line.

FastArc(TM) Product Line

In 1997 the Company began selling a new FastArc(TM) product line. This product line consists of welding supplies (excluding gas and welding machines). The inventory related to the FastArc(TM) product line is comprised of approximately 1,000 different items. The Company uses its current distribution system for the FastArc(TM) product line.

PowerPhase(TM) Product Line

In 1997 the Company began selling a new PowerPhase(TM) product line. This product line consists of electrical supplies. The inventory related to the PowerPhase(TM) product line is comprised of approximately 1,000 different items. The Company uses its current distribution system for the PowerPhase(TM) product line.

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

MANUFACTURING OPERATIONS

In 1997 approximately 95.5% of the Company's consolidated net sales were attributable to products manufactured by other companies to industry standards. The remaining amount of approximately 4.5% of the Company's consolidated net sales for 1997 related to products manufactured by, or modified in, the Company's machining shop or repaired in a tool repair center. These manufactured products consist primarily of non-standard sizes of threaded fasteners made to customers' specifications. The Company engages in manufacturing activity primarily as a service to its customers and does not expect any significant growth in the foreseeable future in the proportion of the Company's consolidated net sales attributable to manufacturing.

SOURCES OF SUPPLY

The Company uses a large number of suppliers for the approximately 106,000 standard items it distributes. Most items distributed by the Company can be purchased from several sources, although preferred sourcing is used for some items to facilitate quality control. No single supplier accounted for more than 5.0% of the Company's purchases in 1997.

CUSTOMERS AND MARKETING

The Company believes its success can be attributed to its ability to offer customers in small- to medium-sized cities a full line of products at convenient locations, and to the high quality of the Company's employees. Most of the Company's customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufacturers and maintenance and repair operations. Other users of the Company's products include farmers, truckers, railroads, mining companies, municipalities, schools, and certain retail trades. As of December 31, 1997, the Company's total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 84,000.

During each of the three years ended December 31, 1997, no one customer accounted for a significant portion of the Company's sales. The Company believes that the large number of its customers together with the varied markets that they represent provide some protection to the Company from economic downturns in a particular market.

A significant portion of the Company's sales are generated through direct calls on customers by store personnel. Because of the nature of the Company's business, the Company does not use the more expensive forms of mass media advertising such as television, radio, and newspapers. Forms of advertising used by the Company include signs and catalogs.

Late in December 1997 the Company began rolling out its new 824 page catalog. This catalog includes standard product from all of the Company's product lines.

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

EMPLOYEES

As of December 31, 1997, the Company employed a total of 4,075 full- and part-time employees, 2,676 being store managers and store employees, and the balance being employed in the Company's distribution centers, packaging facility, manufacturing operations, service operations and home office.

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


ITEM 2.  PROPERTIES

The Company owns five facilities in Winona, Minnesota: a 173,000 square foot distribution center and home office building, a 50,000 square foot manufacturing facility, a 13,000 square foot building that houses the Company's Winona store and regional training center, a 42,000 square foot building that houses rack and shelving storage and a multi-building complex purchased in 1997 with approximately 30,000 total square feet which houses several support services including, among others, the SharpCut(R) regrind department and the fabrication department. The Company also owns a 60,000 square foot distribution center in Indianapolis, Indiana, a 54,000 square foot distribution center in Atlanta, Georgia, a 50,000 square foot distribution center in Dallas, Texas, a 50,000 square foot distribution center near Scranton, Pennsylvania and a 102,000 square foot distribution center in Akron, Ohio. The buildings that house the Company's stores in Waterloo and Mason City, Iowa; St. Joseph, Missouri; Wichita Falls and Texarkana, Texas; Topeka, Kansas; and Kokomo, Indiana are also owned by the Company.

All other buildings occupied by the Company are leased. Leased stores range from approximately 1,200 to 8,000 square feet, with lease terms of up to 48 months. The Company's leases certain distribution centers as well as its packaging facility in Tennessee. These leases are as follows:


Location                           Square Feet   Lease Expiration Date    Lease Renewal Options
------------------------------------------------------------------------------------------------------
Lakewood, Washington                  40,000         February 2000        Two one-year periods*
Fresno, California                    21,500         February 1999         One one-year period*
Salt Lake City, Utah                  12,100           March 2000                  None
Winston-Salem, North Carolina         58,400          October 2000        Two one-year periods*
Memphis, Tennessee**                 115,000         December 2000         One two-year period*

*    The lease renewals can be exercised at the Company's option.
** As of December 31, 1997, the Memphis packaging center was housed in a 37,500 square foot facility. The Company expects to move into a 115,000 square foot facility in February 1998.

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

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Fastenal Company are:

          Name           Age                       Position
----------------------------------------------------------------------------

Robert A. Kierlin         58       Chairman of the Board, President, Chief
                                   Executive Officer and Director

Willard D. Oberton        39       Vice President and Chief Operating
                                   Officer

Stephen M. Slaggie        58       Secretary and Director

Daniel L. Florness        34       Treasurer, Chief Financial Officer and
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

Mr. Florness has been the Treasurer, Chief Financial Officer and Chief Accounting Officer of Fastenal Company since June 1996. From January 1987 through May 1996, Mr. Florness was employed by KPMG Peat Marwick LLP, a public accounting firm. Mr. Florness served in the capacity of manager or senior manager from July 1992 through May 1996 with that firm.

None of the above executive officers is related to any other such executive officer or to any other director of Fastenal Company.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, Common Stock Data on page 9.


ITEM 6.  SELECTED FINANCIAL DATA

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, page 2.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, pages 5-8.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, Selected Quarterly Financial Data (Unaudited) on page 9, and Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Independent Auditors' Report on pages 10-20.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information appearing under the headings "Election of Directors--Nominees and Required Vote", pages 4-5, and "Section 16(a) Beneficial Ownership Reporting Requirements", page 10, in Fastenal Company's Proxy Statement dated March 17, 1998. See also Part I hereof under the heading "Item X. Executive Officers of the Registrant".


ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the headings "Election of Directors--Board and Committee Meetings", page 5, "Executive Compensation--Summary of Compensation", page 6, and "Executive
Compensation--Compensation Committee Interlocks and Insider Participation", page 6, in Fastenal Company's Proxy Statement dated March 17, 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management", pages 2-4, in Fastenal Company's Proxy Statement dated March 17, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the information appearing under the heading "Interests of Management in Certain Transactions", page 10, in Fastenal Company's Proxy Statement dated March 17, 1998.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

a)   1.  Financial Statements:

             Consolidated Balance Sheets as of December 31, 1997 and 1996

             Consolidated Statements of Earnings for the years ended December 31, 1997, 1996, and 1995

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995

             Consolidated Statements of Cash Flows for the years ended
              December 31, 1997, 1996, and 1995

             Notes to Consolidated Financial Statements

             Independent Auditors' Report

             (Incorporated by reference to pages 10-20 of Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997)

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

              10    Description of bonus arrangement for Vice President

              13 Annual Report to Shareholders for the fiscal year ended December 31, 1997 (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)

              21    List of Subsidiaries

              27    Financial Data Schedule

             Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

b)   Reports on Form 8-K

     No report on Form 8-K was filed by Fastenal Company during the fourth quarter of the fiscal year ended December 31, 1997.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE




The Board of Directors and Stockholders
Fastenal Company:


Under date of January 23, 1998, we reported on the consolidated balance sheets of Fastenal Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                      /s/ KPMG Peat Marwick LLP

                                                          KPMG Peat Marwick LLP




Minneapolis, Minnesota
January 23, 1998

                                FASTENAL COMPANY

                Schedule VIII--Valuation and Qualifying Accounts

                  Years ended December 31, 1997, 1996, and 1995


                              "Additions"  "Additions"
                  Balance at   charged to     charged                   Balance
                  beginning    costs and     to other    "Less"         at end
Description        of year     expenses      accounts  deductions       of year
--------------------------------------------------------------------------------

Year ended
December 31, 1997
allowance for
doubtful accounts  $540,000    $1,614,000     $0        $1,494,000    $660,000

Year ended
December 31, 1996
allowance for
doubtful accounts   460,000       917,000      0           837,000     540,000

Year ended
December 31, 1995
allowance for
doubtful accounts   300,000       519,513      0           359,513     460,000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 1998

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


Date: March 16, 1998             By    /s/ Robert A. Kierlin
                                       -------------------------------------
                                       Robert A. Kierlin, President
                                          (Principal Executive Officer) and
                                           Director

Date: March 16, 1998             By    /s/ Daniel L. Florness
                                       -------------------------------------
                                       Daniel L. Florness, Treasurer
                                          (Principal Financial Officer and
                                           Principal Accounting Officer)

Date: March 16, 1998             By    /s/ Stephen M. Slaggie
                                       -------------------------------------
                                       Stephen M. Slaggie, Director

Date: March 16, 1998             By    /s/ Michael M. Gostomski
                                       -------------------------------------
                                       Michael M. Gostomski, Director

Date: March 16, 1998             By    /s/ Henry K. McConnon
                                       -------------------------------------
                                       Henry K. McConnon, Director

Date: March 16, 1998             By    /s/ John D. Remick
                                       -------------------------------------
                                       John D. Remick, Director

                                INDEX TO EXHIBITS


  3.1 Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 10-Q for the quarter ended September 30, 1993).

  3.2   Restated By-Laws of Fastenal Company (incorporated by reference to
        Exhibit 3.2 to Registration Statement No. 33-14923).

  10    Description of bonus arrangement
        for Vice President .................................Electronically Filed

  13    Annual Report to Shareholders for
        the fiscal year ended December 31, 1997
        (only those portions specifically
        incorporated by reference herein shall
        be deemed filed with the Commission)................Electronically Filed

  21    List of Subsidiaries ...............................Electronically Filed

  27    Financial Data Schedule.............................Electronically Filed