Form 10-Q
period 1998-03-31
FASTENAL COMPANY
filed 1998-04-17
CIK 815556

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ______________________

Commission file number 0-16125


                                FASTENAL COMPANY
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Minnesota                                           41-0948415
-------------------------------                      ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

        2001 Theurer Boulevard
         Winona, Minnesota                                     55987
----------------------------------------                  ----------------
(Address of principal executive offices)                     (Zip Code)

                                 (507) 454-5374
 -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         Class                                 Outstanding at April 15, 1998
-----------------------------                 --------------------------------
Common Stock, $.01 par value                            37,938,688

                                FASTENAL COMPANY

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I   Financial Information:

         Consolidated Balance Sheets as of March 31, 1998 and
             December 31, 1997                                               1

         Consolidated Statements of Earnings for the three months
             ended March 31, 1998 and 1997                                   2

         Consolidated Statements of Cash Flows for the three months ended
             March 31, 1998 and 1997                                         3

         Notes to Consolidated Financial Statements                          4

         Management's discussion and analysis of financial condition
             and results of operations                                       5-7

         Quantitative and qualitative disclosures about market risk          7

Part II  Other Information

         Item 6  Exhibits and reports on Form 8-K                            7

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        FASTENAL COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                   (Unaudited)

                                                             March 31,       December 31,
                      Assets                                   1998             1997
-----------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                            $     418,000          386,000
    Trade accounts receivable, net of
       allowance for doubtful accounts
       of $710,000 and $660,000, respectively               67,171,000       57,542,000
    Inventories                                             82,129,000       79,415,000
    Deferred income tax asset                                1,591,000        1,591,000
    Other current assets                                     6,293,000        5,237,000
-----------------------------------------------------------------------------------------
         Total current assets                              157,602,000      144,171,000

Marketable securities                                          265,000          265,000
Property and equipment, less accumulated depreciation       59,205,000       57,084,000
Other assets, less accumulated amortization                  3,606,000        3,617,000
-----------------------------------------------------------------------------------------

         Total assets                                    $ 220,678,000      205,137,000
=========================================================================================


         Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------
Current liabilities:
    Accounts payable                                     $  13,326,000       12,950,000
    Notes payable                                           11,362,000       16,303,000
    Accrued expenses                                         9,219,000        7,314,000
    Income taxes payable                                     7,612,000        1,049,000
-----------------------------------------------------------------------------------------
         Total current liabilities                          41,519,000       37,616,000
-----------------------------------------------------------------------------------------

Deferred income tax liability                                1,649,000        1,649,000
-----------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock of $.01 par value per share.
       Authorized 5,000,000 shares; none issued                      0                0
    Common stock of $.01 par value per share.
       Authorized 50,000,000 shares; issued and
       outstanding 37,938,688 shares                           379,000          379,000
    Additional paid-in capital                               4,424,000        4,424,000
    Retained earnings                                      173,048,000      161,421,000
    Translation loss                                          (341,000)        (352,000)
-----------------------------------------------------------------------------------------
         Total stockholders' equity                        177,510,000      165,872,000
-----------------------------------------------------------------------------------------

         Total liabilities and stockholders' equity      $ 220,678,000      205,137,000
=========================================================================================


The accompanying notes are an integral part of the financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                                   (Unaudited)

                                                        Three months ended
                                                             March 31,
                                              ----------------------------------
                                                   1998                  1997
--------------------------------------------------------------------------------
Net sales                                    $116,707,000            87,095,000

Cost of sales                                  55,112,000            41,259,000
--------------------------------------------------------------------------------
    Gross profit                               61,595,000            45,836,000

Operating and administrative
    expenses                                   41,221,000            31,179,000
--------------------------------------------------------------------------------
    Operating income                           20,374,000            14,657,000

Other income (expense):
    Interest income                                 3,000                15,000
    Interest expense                             (299,000)             (229,000)
    Gain on disposal of property
       and equipment                               72,000               232,000
--------------------------------------------------------------------------------
    Total other income (expense)                 (224,000)               18,000
--------------------------------------------------------------------------------

    Earnings before
       income taxes                            20,150,000            14,675,000

Income tax expense                              7,764,000             5,910,000
--------------------------------------------------------------------------------

    Net earnings                             $ 12,386,000             8,765,000
--------------------------------------------------------------------------------

Basic and diluted earnings per share         $        .33                   .23
--------------------------------------------------------------------------------

Weighted average shares
    outstanding                                37,938,688            37,938,688
--------------------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                              Three months ended
                                                                                   March 31,
                                                                     ------------------------------
                                                                           1998            1997
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net earnings                                                     $ 12,386,000       8,765,000
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
             Depreciation of property and equipment                      2,305,000       2,075,000
             Gain on disposal of property and equipment                    (72,000)       (232,000)
             Amortization of goodwill and non-compete                       55,000          55,000
             Changes in operating assets and liabilities:
                 Trade accounts receivable                              (9,629,000)    (10,678,000)
                 Inventories                                            (2,714,000)     (3,480,000)
                 Other current assets                                   (1,056,000)       (515,000)
                 Accounts payable                                          376,000       2,982,000
                 Accrued expenses                                        1,905,000       1,216,000
                 Income taxes payable                                    6,563,000       4,970,000
---------------------------------------------------------------------------------------------------
                         Net cash provided by operating activities      10,119,000       5,158,000
---------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Additions of property and equipment, net                           (6,481,000)     (9,815,000)
     Proceeds from sale of property and equipment                        2,127,000         971,000
     Translation adjustment                                                 11,000         (28,000)
     Increase in other assets                                              (44,000)        (67,000)
---------------------------------------------------------------------------------------------------
                         Net cash used in investing activities          (4,387,000)     (8,939,000)
---------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net increase (decrease) in notes payable                           (4,941,000)      4,364,000
     Payment of dividends                                                 (759,000)       (759,000)
---------------------------------------------------------------------------------------------------
                         Net cash (used in) provided by
                             financing activities                       (5,700,000)      3,605,000
---------------------------------------------------------------------------------------------------

                         Net increase (decrease) in cash and
                             cash equivalents                               32,000        (176,000)

Cash and cash equivalents at beginning of period                           386,000         426,000
---------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                            $    418,000         250,000
---------------------------------------------------------------------------------------------------


Supplemental disclosure of cash flow information:
     Cash paid during each period for:
         Income taxes                                                 $  1,201,000         940,000
---------------------------------------------------------------------------------------------------
         Interest                                                     $    290,000         229,000
---------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1998 and 1997

                                   (Unaudited)

(1) Basis of Presentation

     The accompanying unaudited consolidated financial statements of Fastenal Company and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's consolidated financial statements as of and for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's net earnings approximate comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

First Three Months of 1998 vs. 1997
-----------------------------------

     Net sales for the three months ended March 31, 1998 increased 34.0% to $116,707,000 versus the $87,095,000 recorded during the comparable 1997 period. The increase came primarily from higher unit sales, rather than from price increases. Higher unit sales came from increases in sales at existing store sites and from the addition of new store sites. The increases in sales at existing store sites are due primarily to strength in the manufacturing segment of the economy and, to a lesser extent, the introduction of new product lines at the existing sites. Sites opened in 1996 or earlier had average sales increases of 20.0%. The remainder of the 34.0% sales growth came from store sites opened in 1997 and during the first three months of 1998. One hundred sixty-two new store sites were added from April 1997 through March 1998.

     During the first three months of 1998, 46 new sites were opened; 38 opened as Fastenal(R) stores and 8 opened as satellite stores. The total sites at the end of the first quarter were 690, which consisted of 636 Fastenal(R) stores and 54 satellite stores.

     The following table indicates product lines added to the original Fastenal(R) product line, the year of introduction, and the approximate percentage of total net sales related to each product line during the three months ended March 31, 1998 and 1997:

NAME                 INTRODUCED         1998          1997
--------------       ----------        ------        ------
FastTool(R)             1993           10.9%          12.4%(1)
SharpCut(R)             1996            4.8%           3.7%
PowerFlow(TM)           1996            3.3%           2.1%
EquipRite(R)            1996            4.9%           1.9%(1)
CleanChoice(R)          1996            1.3%           1.0%
PowerPhase(TM)          1997               *             --
FastArc(TM)             1997               *             --
---------------
*    Less than 1% of net sales

(1) Some FastTool(R) products were shifted to the EquipRite(R) line in the second quarter of 1997. Restated comparable numbers were not readily available.

     Net earnings for the first three months grew from $8,765,000 in 1997 to $12,386,000 in 1998, an increase of 41.3%. Net earnings increased at a higher rate than net sales primarily because of an increase in the overall gross margin from 52.6% in the first three months of 1997 to 52.8% in the first three months of 1998 and because operating and administrative expenses increased at a 32.2% rate between the comparable periods, a rate lower than the rate of increase in net sales. Payroll costs, the largest component of operating and administrative expenses, increased 30.4% over the comparable period. The Company increased its site personnel from 2,676 on December 31, 1997 to 2,742 on March 31, 1998, an increase of 2.5%. Lower fuel costs and mild temperatures also reduced operating and administrative expenses. With the exception of the impact of a planned increase in the hiring rate for branch store personnel in the second quarter of 1998 and higher commissions paid on the net sales growth, the Company expects to hold the operating and administrative expenses in the second quarter close to the levels of the first three months of 1998.

     The financial results for the first three months of 1998 reflect impacts from the weather in North America and from the turmoil in the Asian economies.

     Adverse weather diminished net sales on the East and West coasts in the months of January and February. A major winter storm in the second week of March impacted net sales in the midsection of the continent.

     The Asian economic turmoil created three effects, one favorable and two adverse. The favorable effect came from 20% lower prices compared to the same period a year ago on low-carbon and stainless steel fasteners imported from the Far East. To the extent the Company was able to retain the cost advantage, gross margins improved. However, some of these lower costs also affected our net sales because some of the lower costs were passed on to customers in the competitive marketplace. The second negative effect was the lower net sales of our products to customers who export to the Far East.

     The Company has lowered the planned store openings for 1998 from 200 units to 180. The Company will continue to modify the planned openings throughout the year based on current results.


Liquidity and Capital Resources
-------------------------------

     The higher level of sales during the three month period resulted in the growth of trade accounts receivable and inventory. Property and equipment increased because of an addition to the Winona, Minnesota warehouse and the purchase of pickup trucks and, to a lesser extent, additions for manufacturing, warehouse and data processing equipment. Disposals of property and equipment related to the planned disposition of certain pickup trucks and semi-tractors and trailers in the normal course. Cash requirements for these asset changes were satisfied from net earnings.

-------------------------------------------

     As of March 31, 1998, the Company had a remaining commitment of approximately $1.2 million related to the expansion of the Winona, Minnesota warehouse. No other material outstanding commitments for capital expenditures exist. Management anticipates funding the Company's commitments for capital expenditures with cash generated from operations, from its borrowing capacity and, to a lesser degree, from available cash, cash equivalents, and marketable securities.

Certain Risks and Uncertainties
-------------------------------

     This discussion contains statements that are not historical in nature and that are intended to be, and are hereby identified as "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), including statements regarding planned hiring and store openings, and anticipated future operating and administrative expenses. The following factors are among those that could cause the Company's actual results to differ materially from those predicted in such forward-looking statements:
(i) a downturn in the economy, could impact sales at existing stores causing expenses to grow as a percentage of net sales, (ii) a change, from that projected, in the number of smaller communities able to support future store sites could impact the rate of new store openings, (iii) the ability of the Company to successfully attract and retain qualified personnel to staff the Company's smaller community stores could impact the hiring and the rate of new store openings, (iv) changes in government regulations related to product quality or product source traceability could impact the cost to the Company of regulatory compliance, and (v) inclement weather could impact the Company's distribution network.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

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

     27   Financial Data Schedule

     (b) Reports on Form 8-K:

          No report on Form 8-K was filed by Fastenal Company during the quarter ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FASTENAL COMPANY


                                         /S/ ROBERT A. KIERLIN
                                        -----------------------------
                                        (Robert A. Kierlin, President)
                                        (Duly Authorized Officer)




Date  APRIL 17, 1998                     /S/ DANIEL L. FLORNESS
    ------------------                  -----------------------------
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

27   Financial Data Schedule................................Electronically Filed