Form 10-Q
period 1998-06-30
FASTENAL COMPANY
filed 1998-07-20
CIK 815556

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998, or

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

                                 (507) 454-5374
  ----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
  ----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                Class                     Outstanding at July 15, 1998
     ----------------------------         ----------------------------
     Common Stock, $.01 par value                   37,938,688

                                FASTENAL COMPANY

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I Financial Information:

          Consolidated Balance Sheets as of June 30, 1998 and December
                   31, 1997                                                   1

          Consolidated Statements of Earnings for the six months and three
                   months ended June 30, 1998 and 1997                        2

          Consolidated Statements of Cash Flows for the six months ended
                   June 30, 1998 and 1997                                     3

          Notes to Consolidated Financial Statements                          4

          Management's discussion and analysis of financial condition
                   and results of operations                                 5-8

          Quantitative and qualitative disclosures about market risk          8

Part II Other Information

          Item 4  Submission of matters to a vote of security holders        8-9

          Item 6  Exhibits and reports on Form 8-K                            9

                         PART I - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                        FASTENAL COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                   (Unaudited)

                                                                         June 30,         December 31,
                           Assets                                          1998               1997
-----------------------------------------------------------------------------------------------------

Current assets:
       Cash and cash equivalents                                       $     801,000          386,000
       Trade accounts receivable, net of allowance for doubtful
             accounts of $710,000 and $660,000, respectively              71,852,000       57,542,000
       Inventories                                                        88,097,000       79,415,000
       Deferred income tax asset                                           1,591,000        1,591,000
       Other current assets                                                6,574,000        5,237,000
-----------------------------------------------------------------------------------------------------
                          Total current assets                           168,915,000      144,171,000

Marketable securities                                                        265,000          265,000
Property and equipment, less accumulated depreciation                     65,962,000       57,084,000
Other assets, less accumulated amortization                                3,570,000        3,617,000
-----------------------------------------------------------------------------------------------------

                          Total assets                                 $ 238,712,000      205,137,000
=====================================================================================================


                 Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------------

Current liabilities:
       Accounts payable                                                $  14,963,000       12,950,000
       Notes payable                                                      19,644,000       16,303,000
       Accrued expenses                                                    9,025,000        7,314,000
       Income taxes payable                                                2,061,000        1,049,000
-----------------------------------------------------------------------------------------------------
                          Total current liabilities                       45,693,000       37,616,000
-----------------------------------------------------------------------------------------------------

Deferred income tax liability                                              1,649,000        1,649,000
-----------------------------------------------------------------------------------------------------

Stockholders' equity:
       Preferred stock of $.01 par value per share
             Authorized 5,000,000 shares; none issued                              0                0
       Common stock of $.01 par value per share. Authorized
             50,000,000 shares; issued and outstanding 37,938,688
             shares                                                          379,000          379,000
       Additional paid-in capital                                          4,424,000        4,424,000
       Retained earnings                                                 187,064,000      161,421,000
       Translation loss                                                     (497,000)        (352,000)
-----------------------------------------------------------------------------------------------------
                          Total stockholders' equity                     191,370,000      165,872,000
-----------------------------------------------------------------------------------------------------

                          Total liabilities and stockholders' equity   $ 238,712,000      205,137,000
=====================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                                   (Unaudited)

                                                                Six months ended            Three months ended
                                                                    June 30,                      June 30,
                                                         ----------------------------   -------------------------
                                                              1998           1997          1998           1997
-------------------------------------------------------------------------------------   -------------------------

Net sales                                                $ 243,134,000    185,327,000   126,427,000    98,232,000

Cost of sales                                              114,601,000     88,326,000    59,489,000    47,067,000
-------------------------------------------------------------------------------------   -------------------------
                          Gross profit                     128,533,000     97,001,000    66,938,000    51,165,000

Operating and administrative
       expenses                                             85,022,000     64,954,000    43,801,000    33,775,000
-------------------------------------------------------------------------------------   -------------------------
                          Operating income                  43,511,000     32,047,000    23,137,000    17,390,000

Other income (expense):
       Interest income                                           4,000         30,000         1,000        15,000
       Interest expense                                       (597,000)      (500,000)     (298,000)     (271,000)
       Gain (loss) on disposal of property
              and equipment                                     32,000        635,000       (40,000)      403,000
-------------------------------------------------------------------------------------   -------------------------
                          Total other income (expense)        (561,000)       165,000      (337,000)      147,000
-------------------------------------------------------------------------------------   -------------------------

                          Earnings before
                                 income taxes               42,950,000     32,212,000    22,800,000    17,537,000

Income tax expense                                          16,548,000     12,968,000     8,784,000     7,058,000
-------------------------------------------------------------------------------------   -------------------------

                          Net earnings                   $  26,402,000     19,244,000    14,016,000    10,479,000
=====================================================================================   =========================

Basic and diluted earnings per share                     $         .70            .51           .37           .28
=====================================================================================   =========================

Weighted average shares
       outstanding                                          37,938,688     37,938,688    37,938,688    37,938,688
=====================================================================================   =========================

The accompanying notes are an integral part of the consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                              Six months ended
                                                                   June 30,
                                                        ----------------------------
                                                            1998             1997
------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                          $ 26,402,000      19,244,000
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation of property and equipment               4,867,000       4,219,000
      Gain on disposal of property and equipment             (32,000)       (635,000)
      Amortization of goodwill and non-compete               110,000         110,000
      Changes in operating assets and liabilities:
         Trade accounts receivable                       (14,310,000)    (15,851,000)
         Inventories                                      (8,682,000)     (3,570,000)
         Other current assets                             (1,337,000)     (1,761,000)
         Accounts payable                                  2,013,000       3,291,000
         Accrued expenses                                  1,711,000       1,899,000
         Income taxes payable                              1,012,000       1,728,000
------------------------------------------------------------------------------------
            Net cash provided by operating activities     11,754,000       8,674,000
------------------------------------------------------------------------------------

Cash flows from investing activities:
  Additions of property and equipment, net               (18,558,000)    (14,702,000)
  Proceeds from sale of property and equipment             4,845,000       3,009,000
  Translation adjustment                                    (145,000)        (23,000)
  Increase in other assets                                   (63,000)       (104,000)
------------------------------------------------------------------------------------
            Net cash used in investing activities        (13,921,000)    (11,820,000)
------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net increase in notes payable                            3,341,000       3,763,000
  Payment of dividends                                      (759,000)       (759,000)
------------------------------------------------------------------------------------
            Net cash provided by
              financing activities                         2,582,000       3,004,000
------------------------------------------------------------------------------------

            Net increase (decrease) in cash and
              cash equivalents                               415,000        (142,000)

Cash and cash equivalents at beginning of period             386,000         426,000
------------------------------------------------------------------------------------

Cash and cash equivalents at end of period              $    801,000         284,000
====================================================================================


Supplemental disclosure of cash flow information:
  Cash paid during each period for:
    Income taxes                                        $ 15,536,000      11,240,000
====================================================================================
    Interest                                            $    543,000         500,000
====================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1998 and 1997

                                   (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's consolidated financial statements as of and for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

First six months of 1998 vs. 1997
---------------------------------

         Net sales for the six months ended June 30, 1998 increased 31.2% to $243,134,000 versus the $185,327,000 recorded during the comparable 1997 period. The increase came primarily from higher unit sales as unit prices experienced some deflation in certain products. Higher unit sales came from increases in sales at existing store sites and from the addition of new store sites. The increases in sales at existing store sites are due primarily to strength in the manufacturing segment of the economy and, to a lesser extent, the introduction of new product lines at the existing sites. Sites opened in 1996 or earlier had average sales increases of 17.1%. The remainder of the 31.2% sales growth came from store sites opened in 1997 and during the first six months of 1998. One hundred fifty-one new store sites were added from July 1997 through June 1998.

         During the first six months of 1998, 83 new sites were opened; 72 opened as Fastenal(R)stores and 11 opened as satellite stores. The total sites at the end of the second quarter were 727, which consisted of 670 Fastenal(R) stores and 57 satellite stores.

         The following table indicates product lines added to the original Fastenal(R)product line, the year of introduction, and the approximate percentage of total net sales related to each product line during the six months ended June 30, 1998 and 1997:

                NAME              INTRODUCED    1998       1997
               ----------------  ------------  --------  -----------
                FastTool(R)          1993       11.6%      12.6%(1)
               ----------------  ------------  --------  -----------
                SharpCut(R)          1996        4.9%       3.9%
               ----------------  ------------  --------  -----------
                PowerFlow(R)         1996        3.4%       2.2%
               ----------------  ------------  --------  -----------
                EquipRite(R)         1996        5.0%       2.1%(1)
               ----------------  ------------  --------  -----------
                CleanChoice(R)       1996        1.4%       1.0%
               ----------------  ------------  --------  -----------
                PowerPhase(TM)       1997         *         --
               ----------------  ------------  --------  -----------
                FastArc(TM)          1997         *         --
               ----------------  ------------  --------  -----------

         *        Less than 1% of net sales

         1 Some FastTool(R) products were shifted to the EquipRite(R) line in the second quarter of 1997. Restated comparable numbers are not readily available.

         Net earnings for the first six months grew from $19,244,000 in 1997 to $26,402,000 in 1998, an increase of 37.2%. Net earnings increased at a higher rate than net sales primarily because of an increase in the overall gross margin from 52.3% in the first six months of 1997 to 52.9% in the first six months of 1998 and because operating and administrative expenses increased at a 30.9% rate between the comparable periods, a rate lower than the rate of increase in net sales. Payroll costs, the largest component of operating and administrative expenses, increased 29.6% over the comparable period. The Company increased its site personnel from 2,676 on December 31, 1997 to 2,980 on June 30, 1998, an increase of 11.4%.

         The Asian economic turmoil impacted the Company in several ways during the first six months of 1998. The Company experienced lower prices on low-carbon and stainless steel fasteners imported from the Far East when compared to the same period a year ago. To the extent the Company was able to retain the cost advantage, gross margins improved. However, some of these lower costs also affected net sales because some of the lower costs were passed on to customers in the competitive marketplace. The Company also experienced lower net sales of products to customers who export to the Far East.

         The Company has adjusted its estimated 1998 store openings from 180 to 170, the 170 represents a 30.1% increase over the average number of stores in 1997. The Company will continue to modify the planned openings throughout the year based on current results.

Second Quarter of 1998 vs. 1997
-------------------------------

         Net sales for the three months ended June 30, 1998 increased 28.7% to $126,427,000 versus the $98,232,000 recorded during the comparable 1997 period. The increase came primarily from higher unit sales as unit prices experienced some deflation in certain products. Higher unit sales came from increases in sales at existing store sites and from the addition of new store sites. The increases in sales at existing store sites are due primarily to strength in the manufacturing segment of the economy and, to a lesser extent, the introduction of new product lines at the existing sites. Sites opened in 1996 or earlier had average sales increases of 14.5%. The remainder of the 28.7% sales growth came from store sites opened in 1997 and during the first six months of 1998.

         During the three months ended June 30, 1998, 37 new sites were opened; 34 opened as Fastenal(R) stores and 3 opened as satellite stores.

         The following table indicates product lines added to the original Fastenal(R)product line, the year of introduction, and the approximate percentage of total net sales related to each product line during the three months ended June 30, 1998 and 1997:

              NAME                INTRODUCED     1998       1997
            -------------------  ------------  --------  -----------
              FastTool(R)            1993        12.2%     12.8%(1)
            -------------------  ------------  --------  -----------
              SharpCut(R)            1996         4.9%      4.1%
            -------------------  ------------  --------  -----------
              PowerFlow(R)           1996         3.4%      2.3%
            -------------------  ------------  --------  -----------
              EquipRite(R)           1996         5.1%      2.2%(1)
            -------------------  ------------  --------  -----------
              CleanChoice(R)         1996         1.4%      1.0%
            -------------------  ------------  --------  -----------
              PowerPhase(TM)         1997          *         --
            -------------------  ------------  --------  -----------
              FastArc(TM)            1997          *         --
            -------------------  ------------  --------  -----------

         *        Less than 1% of net sales

         1 Some FastTool(R) products were shifted to the EquipRite(R) line in the second quarter of 1997. Restated comparable numbers are not readily available.

         Net earnings for the three months ended June 30 grew from $10,479,000 in 1997 to $14,016,000 in 1998, an increase of 33.8%. Net earnings increased at a higher rate than net sales primarily because of an increase in the overall gross margin from 52.1% in 1997 to 52.9% in 1998. Operating and administrative expenses increased at a 29.7% rate between the comparable periods, a rate higher than the rate of increase in net sales. Payroll costs, the largest component of operating and administrative expenses, increased 28.4% over the comparable period. The Company increased its site personnel from 2,742 on March 31, 1998 to 2,980 on June 30, 1998, an increase of 8.7%.

         As discussed earlier, the financial results reflect impacts from the turmoil in the Asian economies.

Liquidity and Capital Resources
-------------------------------

         The higher level of sales during the six month period resulted in the growth of trade accounts receivable and inventory. Property and equipment increased because of an addition to the Winona, Minnesota warehouse and the purchase of pickup trucks and, to a lesser extent, additions for manufacturing, warehouse and data processing equipment. Disposals of property and equipment related to the planned disposition of certain pickup trucks and semi-tractors and trailers in the normal course. Cash requirements for these asset changes were satisfied from net earnings and short-term borrowings.

         As of June 30, 1998, the Company had no material outstanding commitments for capital expenditures.

Certain Risks and Uncertainties
-------------------------------

         This discussion contains statements that are not historical in nature and that are intended to be, and hereby are identified as, "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding planned store openings. The following factors are among those that could cause the Company's actual results to differ materially from those predicted in such forward-looking statements: (i) a downturn in the economy could impact sales at existing stores causing the Company to modify its plans for store openings, (ii) a change, from that projected, in the number of smaller communities able to support future store sites could impact the rate of new store openings, and (iii) the ability of the Company to successfully attract and retain qualified personnel to staff the Company's smaller community stores could impact the rate of new store openings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's annual meeting of shareholders held on April 21, 1998, two matters were put to a vote of the shareholders. Proxies were solicited from shareholders unable to attend the meeting. Proxy votes are included in the results that follow.

Matter 1. To elect a Board of five directors, to serve until the next regular meeting of shareholders or until their successors have been duly elected and qualified.

         The previous directors, Robert A. Kierlin, Stephen M. Slaggie, Michael
M. Gostomski, John D. Remick, and Henry K. McConnon were nominated. There were no other nominations. The five nominees each received and had withheld the number of votes set forth opposite their names below:

                                           Total Number of    Total Number of
        Name of Director                   Votes Cast For     Votes Withheld
        ----------------                   --------------     --------------
        Robert A. Kierlin                    33,727,972           92,523
        Stephen M. Slaggie                   33,728,262           92,233
        Michael M. Gostomski                 33,727,028           92,467
        John D. Remick                       33,726,317           94,542
        Henry K. McConnon                    33,724,728           95,767

         There were no abstentions or broker non-votes.

Matter 2. To ratify the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending December 31, 1998.

Voting to ratify the appointment were 33,308,686 shares. Voting against the ratification were 14,954 shares. There were no broker non-votes. Abstentions totaled 322,536 shares.

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

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K:

                  No report on Form 8-K was filed by Fastenal Company during the quarter ended June 30, 1998.

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




Date  July 20, 1998                          /s/ Daniel L. Florness
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