Form 10-Q
period 1998-09-30
FASTENAL COMPANY
filed 1998-11-05
CIK 815556

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ______________________

Commission file number 0-16125

                                FASTENAL COMPANY
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Minnesota                                     41-0948415
  -------------------------------                    -------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

         2001 Theurer Boulevard
           Winona, Minnesota                                  55987
----------------------------------------                      -----
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

                Class                         Outstanding at October 15, 1998
     ----------------------------             -------------------------------
     Common Stock, $.01 par value                       37,938,688

                                FASTENAL COMPANY

                                      INDEX

                                                                       Page No.
                                                                       --------
Part I Financial Information:

            Consolidated Balance Sheets as of September 30, 1998 and
               December 31, 1997                                             1

            Consolidated Statements of Earnings for the nine months
               and three months ended September 30, 1998 and 1997            2

            Consolidated Statements of Cash Flows for the nine months
               ended September 30, 1998 and 1997                             3

            Notes to Consolidated Financial Statements                       4

            Management's discussion and analysis of financial
               condition and results of operations                        5-10

            Quantitative and qualitative disclosures about market risk      11

Part II Other Information

            Exhibits and reports on Form 8-K                                11

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        FASTENAL COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                   (Unaudited)

                                                                         September 30,     December 31,
                   Assets                                                    1998             1997
-------------------------------------------------------------------------------------------------------
Current assets:
        Cash and cash equivalents                                       $   1,645,000          386,000
        Trade accounts receivable, net of allowance for doubtful
              accounts of $740,000 and $660,000, respectively              71,662,000       57,542,000
        Inventories                                                        91,719,000       79,415,000
        Deferred income tax asset                                           1,591,000        1,591,000
        Other current assets                                                6,048,000        5,237,000
                                                                        -------------      -----------
                           Total current assets                           172,665,000      144,171,000

Marketable securities                                                         265,000          265,000
Property and equipment, less accumulated depreciation                      67,098,000       57,084,000
Other assets, less accumulated amortization                                 3,541,000        3,617,000
                                                                        -------------      -----------

                           Total assets                                 $ 243,569,000      205,137,000
                                                                        =============      ===========


               Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------

Current liabilities:
        Accounts payable                                                $  11,823,000       12,950,000
        Notes payable                                                      12,733,000       16,303,000
        Accrued expenses                                                    9,655,000        7,314,000
        Income taxes payable                                                2,526,000        1,049,000
                                                                        -------------      -----------
                           Total current liabilities                       36,737,000       37,616,000
                                                                        -------------      -----------

Deferred income tax liability                                               1,649,000        1,649,000
                                                                        -------------      -----------

Stockholders' equity:
        Preferred stock of $.01 par value per share
              Authorized 5,000,000 shares; none issued                              0                0
        Common stock of $.01 par value per share. Authorized
              50,000,000 shares; issued and outstanding 37,938,688
              shares                                                          379,000          379,000
        Additional paid-in capital                                          4,424,000        4,424,000
        Retained earnings                                                 201,097,000      161,421,000
        Translation loss                                                     (717,000)        (352,000)
                                                                        -------------      -----------
                           Total stockholders' equity                     205,183,000      165,872,000
                                                                        -------------      -----------

                           Total liabilities and stockholders' equity   $ 243,569,000      205,137,000
                                                                        =============      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                                   (Unaudited)

                                              Nine months ended                Three months ended
                                                September 30,                    September 30,
                                       ------------------------------      ----------------------------
                                          1998               1997             1998            1997
-------------------------------------------------------------------------------------------------------
Net sales                              $ 374,483,000      290,878,000      131,349,000      105,551,000

Cost of sales                            176,435,000      138,225,000       61,834,000       49,899,000
                                       -------------      -----------      -----------      -----------
      Gross profit                       198,048,000      152,653,000       69,515,000       55,652,000

Operating and administrative
  expenses                               131,422,000      102,021,000       46,400,000       37,067,000
                                       -------------      -----------      -----------      -----------
      Operating income                    66,626,000       50,632,000       23,115,000       18,585,000

Other income (expense):
    Interest income                            4,000           40,000                0           10,000
    Interest expense                        (905,000)        (699,000)        (308,000)        (199,000)
    Gain on disposal of property
      and equipment                           43,000          676,000           11,000           41,000
                                       -------------      -----------      -----------      -----------
      Total other income (expense)          (858,000)          17,000         (297,000)        (148,000)
                                       -------------      -----------      -----------      -----------

      Earnings before
        income taxes                      65,768,000       50,649,000       22,818,000       18,437,000

Income tax expense                        25,333,000       20,071,000        8,785,000        7,103,000
                                       -------------      -----------      -----------      -----------

      Net earnings                     $  40,435,000       30,578,000       14,033,000       11,334,000
                                       =============      ===========      ===========      ===========

Basic and diluted earnings per share   $        1.07              .81              .37              .30
                                       =============      ===========      ===========      ===========

Weighted average shares
  outstanding                             37,938,688       37,938,688       37,938,688       37,938,688
                                       =============      ===========      ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                               Nine months ended
                                                                 September 30,
                                                          ----------------------------
                                                             1998             1997
--------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                           $ 40,435,000      30,578,000
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Depreciation of property and equipment               7,700,000       6,625,000
        Gain on disposal of property and equipment             (43,000)       (676,000)
        Amortization of goodwill and non-compete               165,000         165,000
        Changes in operating assets and liabilities:
           Trade accounts receivable                       (14,120,000)    (19,725,000)
           Inventories                                     (12,304,000)    (11,492,000)
           Other current assets                               (811,000)     (1,680,000)
           Accounts payable                                 (1,127,000)      7,458,000
           Accrued expenses                                  2,341,000       2,509,000
           Income taxes payable                              1,477,000       2,107,000
                                                          ------------      ----------
              Net cash provided by operating activities     23,713,000      15,869,000
                                                          ------------      ----------

Cash flows from investing activities:
   Additions of property and equipment, net                (25,298,000)    (21,438,000)
   Proceeds from sale of property and equipment              7,627,000       4,570,000
   Translation adjustment                                     (365,000)        (25,000)
   Increase in other assets                                    (89,000)       (156,000)
                                                          ------------      ----------
              Net cash used in investing activities        (18,125,000)    (17,049,000)
                                                          ------------      ----------

Cash flows from financing activities:
   Net (decrease) increase in notes payable                 (3,570,000)      1,816,000
   Payment of dividends                                       (759,000)       (759,000)
                                                          ------------      ----------
              Net cash (used in) provided by
                financing activities                        (4,329,000)      1,057,000
                                                          ------------      ----------

              Net increase (decrease) in cash and
                cash equivalents                             1,259,000        (123,000)

Cash and cash equivalents at beginning of period               386,000         426,000
                                                          ------------      ----------

Cash and cash equivalents at end of period                $  1,645,000         303,000
                                                          ============      ==========


Supplemental disclosure of cash flow information:
   Cash paid during each period for:
        Income taxes                                      $ 23,856,000      17,964,000
                                                          ============      ==========
        Interest                                          $    955,000         699,000
                                                          ============      ==========


The accompanying notes are an integral part of the consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1998 and 1997

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

First nine months of 1998 vs. 1997

     Net sales for the nine months ended September 30, 1998 increased 28.7% to $374,483,000 versus the $290,878,000 recorded during the comparable 1997 period. The increase came primarily from higher unit sales as unit prices experienced some deflation in certain products. Higher unit sales came from increases in sales at existing store sites and from the addition of new store sites. The increases in sales at existing store sites are due primarily to increases in market share and, to a lesser extent, the introduction of new product lines at the existing sites. Sites opened in 1996 or earlier had average sales increases of 15.0%. The remainder of the 28.7% sales growth came from store sites opened in 1997 and during the first nine months of 1998. One-hundred sixty new store sites were added from October 1997 through September 1998.

     During the first nine months of 1998, 121 new sites were opened; 108 opened as Fastenal(R) stores and 13 opened as satellite stores. The total sites at the end of the third quarter were 765, which consisted of 706 Fastenal(R) stores and 59 satellite stores.

     The following table indicates product lines added to the original Fastenal(R) product line, the year of introduction, and the approximate percentage of total net sales related to each product line during the nine months ended September 30, 1998 and 1997:

           Name                   Introduced      1998       1997
           --------------------------------------------------------
           FastTool(R)               1993        12.0%      12.8%(1)
           SharpCut(R)               1996         4.9%       4.0%
           PowerFlow(R)              1996         3.4%       2.3%
           EquipRite(R)              1996         5.0%       2.1%(1)
           CleanChoice(R)            1996         1.5%       1.0%
           PowerPhase(TM)            1997         *          *
           FastArc(TM)               1997         *          *

*    Less than 1% of net sales
1 Some FastTool(R)products were shifted to the EquipRite(R)line in the second and third quarters of 1997. Restated comparable numbers are not readily available.

     Net earnings for the first nine months grew from $30,578,000 in 1997 to $40,435,000 in 1998, an increase of 32.2%. Net earnings increased at a higher rate than net sales primarily because of an increase in the overall gross margin from 52.5% in the first nine months of 1997 to 52.9% in the first nine months of 1998. The impact of the gross margin increase was marginally offset because operating and administrative expenses increased at a 28.8% rate between the comparable periods, a rate slightly higher than the rate of increase in net sales. Payroll costs, the largest component of operating and administrative expenses, increased 27.5% over the comparable period. The Company increased its site personnel from 2,676 on December 31, 1997 to 3,168 on September 30, 1998, an increase of 18.4%.

     The Asian economic turmoil impacted the Company in several ways during the first nine months of 1998. The Company experienced lower prices on low-carbon and stainless steel fasteners imported from the Far East when compared to the same period a year ago. To the extent the Company was able to retain the cost advantage, gross margins improved. However, some of these lower costs also affected net sales because some of the lower costs were passed on to customers in the competitive marketplace. The Company also experienced lower net sales of products to customers who export to the Far East. See also the discussion related to the third quarter.

     Because of macro economic conditions, the Company has adjusted its estimated 1998 store openings from 180 to 130, the 130 figure represents a 23.0% increase over the average number of stores in 1997. The Company estimates its 1999 store openings at 50. The Company will continue to modify the planned openings based on current results and the strength of the industrial marketplace.

Third Quarter of 1998 vs. 1997

     Net sales for the three months ended September 30, 1998 increased 24.4% to $131,349,000 versus the $105,551,000 recorded during the comparable 1997 period. The increase came primarily from higher unit sales as unit prices experienced some deflation in certain products. Higher unit sales came from increases in sales at existing store sites and from the addition of new store sites. The increases in sales at existing store sites are due primarily to increases in market share and, to a lesser extent, the introduction of new product lines at the existing sites. Sites opened in 1996 or earlier had average sales increases of 11.2%. The remainder of the 24.4% sales growth came from store sites opened in 1997 and during the first nine months of 1998.

     During the three months ended September 30, 1998, 38 new sites were opened; 36 opened as Fastenal(R) stores and 2 opened as satellite stores.

     The following table indicates product lines added to the original Fastenal(R)product line, the year of introduction, and the approximate percentage of total net sales related to each product line during the three months ended September 30, 1998 and 1997:

     Name             Introduced     1998      1997
     -----------------------------------------------
     FastTool(R)         1993       12.8%     13.0%(1)
     SharpCut(R)         1996        4.9%      4.2%
     PowerFlow(R)        1996        3.4%      2.5%
     EquipRite(R)        1996        5.1%      2.1%(1)
     CleanChoice(R)      1996        1.6%      1.1%
     PowerPhase(TM)      1997        *         *
     FastArc(TM)         1997        *         *

*    Less than 1% of net sales
1 Some FastTool(R)products were shifted to the EquipRite(R)line in the second and third quarters of 1997. Restated comparable numbers are not readily available.

     Net earnings for the three months ended September 30 grew from $11,334,000 in 1997 to $14,033,000 in 1998, an increase of 23.8%. Net earnings increased at a lower rate than net sales primarily because the benefit from an increase in the overall gross margin from 52.7% in 1997 to 52.9% in 1998 was offset by a 25.2% increase in operating and administrative expenses, a rate higher than the rate of increase in net sales. Payroll costs, the largest component of operating and administrative expenses, increased 23.6% over the comparable period. The Company increased its site personnel from 2,980 on June 30, 1998 to 3,168 on September 30, 1998, an increase of 6.3%.

     The third quarter showed a continuing deterioration of sales in the industrial marketplace as manufacturing activity has slowed in the United States and Canada. This trend is expected to continue in the fourth quarter of 1998. Accordingly, the Company expects fourth quarter net sales to be only about 20% higher than those of the fourth quarter of 1997. Expenses in the fourth quarter will increase from those of the third quarter because the stores opened during the third quarter will incur a full quarter of expenses and new sales personnel will be added during the quarter. See also the earlier discussion related to the financial impacts from the turmoil in the Asian economies.

Liquidity and Capital Resources

     The higher level of sales during the nine month period resulted in the growth of trade accounts receivable and inventory. Property and equipment increased because of an addition to the Winona, Minnesota warehouse, the purchase of pickup trucks, and the purchase of software and hardware for the Company's information processing and, to a lesser extent, additions for manufacturing and warehouse equipment. Disposals of property and equipment related to the planned disposition of certain pickup trucks and semi-tractors and trailers in the normal course. Cash requirements for these asset changes were satisfied from net earnings and short-term borrowings. As of September 30, 1998, the Company had no material outstanding commitments for capital expenditures.

Year 2000 Discussion

State of readiness - The Company's information system can be broken down into four distinct components: (1) point-of-sale (POS) system, (2) enterprise wide information system, (3) warehouse management system, and (4) other systems/equipment. The state of readiness of each of these is as follows:

Beginning early in 1996, the Company began a rewrite of its point-of-sale system. This rewrite was, for the most part, completed in 1997. Testing began in 1997 and has continued into 1998. The Company has approximately 50 stores currently testing the new POS software. The Company plans to continue testing this software on additional stores and to begin active roll out in 1999. The Company does not plan on having all stores converted to the new POS software by the end of 1999. The Company has been modifying its legacy POS system throughout 1998 and plans to have it Year 2000 ready in the first half of 1999.

Beginning early in 1997, the Company began to investigate new enterprise wide information systems to replace its legacy enterprise wide information system. In the second quarter of 1998 the Company finalized its selection of a Year 2000 ready enterprise wide software package and hired an independent consulting firm to assist in the design and implementation of the new software package. Although the Company has significant depth within its own information system personnel, the outside firm was hired to provide additional resources related to the design and implementation of the new system and, more specifically, to assist in the design, programming, and implementation of the key interfaces between the new enterprise system and the POS and warehouse management systems. The Company plans to implement this system in the first half of 1999 for its material planning, inventory management, and financial management. The Company's current plan related to payroll processing, which is currently performed on an in-house developed system, is to implement this module of the new enterprise software in 2000. The Company has been modifying its current payroll system throughout 1998 and plans to have it Year 2000 ready in the first half of 1999.

Beginning early in 1998, the Company began to investigate new warehouse management systems to replace its legacy warehouse management system. At the same time, the Company began identifying Year 2000 issues within its current warehouse management system. The warehouse management system has relatively little date sensitive information as most of the data is limited to warehouse locations, part numbers, quantities, and other warehouse related information. The Company does not plan to replace the warehouse management system by the year 2000. The Company has begun rewriting portions of the software and plans to have it Year 2000 ready in the first half of 1999.

Beginning early in 1998, the Company began to investigate the Year 2000 readiness of other systems/equipment. These consist primarily of technology in the Company's buildings, the Company's distribution, manufacturing, and transportation equipment, and in the Company's other infrastructure. The Year 2000 Project Team is currently conducting this investigation. The Company believes, due to the age of the equipment involved, that the remediation efforts will be limited and that they will be completed by the end of the second quarter of 1999.

The Company's Year 2000 Project Team has also begun an ongoing process of evaluating suppliers regarding their plans to remediate Year 2000 issues. The Company has grouped its suppliers by the product they supply, as well as if they are a domestic or foreign supplier. The Company has chosen to mitigate its supplier risk by having multiple vendors available, when possible, for the various products supplied. No single supplier accounted for more than 5% of the Company's purchases in the nine months ended September 30, 1998.

In addition to the suppliers, the Company also relies upon governmental agencies, utility companies, telecommunication service companies, and other service providers outside of the Company's control. There can be no assurance that such governmental agencies or other third parties will not suffer a Year 2000 business disruption that could have a material adverse effect on the Company's business, financial condition, and operating results.

Costs to address the year 2000 issue - The total cost for hardware, software, and implementation related to the POS system is estimated at $8.0 million. The total cost for hardware, software, and implementation related to the enterprise wide information system is estimated at $8.0 million. The Company has approximately $2.6 million yet to spend on its new POS system and approximately $6.3 million yet to spend on the new enterprise wide information system.

The costs included above represent the total estimated costs related to the new POS and enterprise wide systems. The Company believes these costs are not, for the most part, directly related to Year 2000 issues; but rather, are new systems needed in the normal course due to the rapid growth the Company has experienced over the last several years.

The Company does not have an estimate on Year 2000 remediation costs for its warehouse management system or its other systems/equipment, but the Company believes that such costs will not have a material adverse effect on the Company's business, financial condition or operating results.

Management anticipates funding the costs to address the Year 2000 issue with cash generated from operations, from borrowing capacity and, to a lesser degree, from available cash, cash equivalents, and marketable securities.

Risks presented by the Year 2000 issue - There may be unanticipated delays in completing the Company's planned Year 2000 remediation and, as the process of inventorying the systems proceeds, the Company may identify additional systems that present a Year 2000 risk. In addition, if any third parties who provide goods or services essential to the Company's business activities fail to appropriately address their Year 2000 issues, such failure could have a material adverse effect on the Company's business, financial condition, or operating results. For example, a Year 2000 related disruption on the part of the financial institutions which process the Company's cash transactions could have a material adverse effect on the Company's business, financial condition or operating results.

Contingency plans - The Company's Year 2000 Project Team's initiatives include the development of contingency plans in the event the Company has not completed all of its remediation plans in a timely manner. In addition, the Year 2000 Project Team is in the process of developing contingency plans in the event that any third parties who provide goods or services essential to the Company's business fail to appropriately address their Year 2000 issues. The Year 2000 Project Team expects to conclude the development of these contingency plans by the end of the second quarter of 1999. The Year 2000 Project Team consists of personnel from management, information systems/technology and legal areas.

Certain Risks and Uncertainties

     This discussion contains statements that are not historical in nature and that are intended to be, and hereby are identified as, "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding the industrial marketplace, expected fourth quarter sales growth, expected fourth quarter expenses, planned store openings required remediation of the Company's Year 2000 issues, timetables for upgrading, modifying, and testing the Company's information systems, and the estimated costs of completing such upgrades and modifications. The following factors are among those that could cause the Company's actual results to differ materially from those predicted in such forward-looking statements: (i) a further downturn in the economy could impact sales at existing stores and expenses causing the Company to modify its plans for store openings, (ii) a change, from that projected, in the number of communities able to support future store sites could impact the rate of new store openings, (iii) the ability of the Company to successfully attract and retain qualified personnel to staff the Company's stores could impact the rate of new store openings and (iv) the Year 2000 issues could, as discussed earlier, effect the Company to a greater extent than currently anticipated.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

PART II -- OTHER INFORMATION

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

             27   Financial Data Schedule

        (b)  Reports on Form 8-K:

             No report on Form 8-K was filed by Fastenal Company during the quarter ended September 30, 1998.

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


                                        FASTENAL COMPANY


                                        /s/ Robert A. Kierlin
                                        ------------------------------
                                        (Robert A. Kierlin, President)
                                        (Duly Authorized Officer)




Date November 5, 1998                   /s/ Daniel L. Florness
                                        -------------------------------
                                        (Daniel L. Florness, Treasurer)
                                        (Principal Financial Officer)

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