Form 10-K
period 1998-12-31
FASTENAL COMPANY
filed 1999-03-15
CIK 815556

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                           --------------------------


                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ______________________

Commission file number 0-16125

                                FASTENAL COMPANY
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Minnesota                                         41-0948415
-------------------------------                    ---------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

       2001 Theurer Boulevard
          Winona, Minnesota                                 55987-1500
----------------------------------------                 ----------------
(Address of principal executive offices)                     (Zip Code)

                                 (507) 454-5374
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                                  $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 1, 1999 was $1,098,083,534. For purposes of determining this number, all executive officers and directors of the registrant as of March 1, 1999 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 1, 1999, the registrant had 37,938,688 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference in Part II. Portions of the registrant's Proxy Statement for the annual meeting of shareholders to be held April 20, 1999 are incorporated by reference in Part III.


                           FORWARD LOOKING STATEMENTS

This Form 10-K, including the sections in Part I hereof captioned "Item 1. Business Development of the Business", "Item 1. Business - Products", "Item 1. Business Manufacturing Operations", and "Item 2. Properties", and the section in
Part II hereof captioned "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding new store and distribution center openings, markets for new stores, introduction of existing and new product lines, foreign operations, technology conversions and Year 2000 readiness, growth in manufacturing operations, leasing of new stores and capital expenditures. A discussion of certain risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements is included in the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 in the section thereof captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations", which section has been incorporated in this Form 10-K by reference. The registrant assumes no obligation to update either such forward-looking statements or the discussion of such risks and uncertainties.


                                     PART I
ITEM 1.   BUSINESS

Fastenal Company ("Fastenal Company" and, together with its wholly owned subsidiaries, Fastenal Company Services, Fastenal Company Purchasing, Fastenal Company Leasing, Fastenal Canada Company, and Fastenal Mexico, S. de R.L. de C.V., collectively, "the Company") began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. As of December 31, 1998, the Company had 766 store sites located in 48 states, Puerto Rico, and Canada and 3,025 people employed at these sites. Forty-nine of these sites were satellite stores of an existing site.

The Company sells industrial supplies. These industrial supplies are grouped into eight product lines described further below.

The Company operated eleven distribution centers as of December 31, 1998 from which the Company distributes products to its store sites, and operates a facility in Memphis, Tennessee to receive and package goods coming from suppliers outside of the United States.

Development of the Business

Fastenal Company began in 1967 with a marketing strategy of supplying threaded fasteners to customers in small- to medium-sized cities. The Company believes its success can be attributed to its ability to offer such customers a full line of products at convenient locations, and to the high quality of the Company's employees.

The Company opened its first store site in Winona, Minnesota, a city with a population of approximately 25,000. The following table shows the number of Company store sites during each of the last ten years and the related consolidated net sales for each year during that period:

                    1998      1997      1996      1995      1994      1993     1992     1991     1990     1989
----------------------------------------------------------------------------------------------------------------
Number of
 store sites
 at year end          766       644       484       375       315       253      200      158      126       98

Net sales (in
 thousands)     $ 503,100   397,992   287,691   222,555   161,886   110,307   81,263   62,305   52,290   41,190


As of December 31, 1998, the Company operated 766 store sites located in:


Alabama          15      Iowa              17       Nebraska             6      Rhode Island       3
Arizona           4      Kansas            13       Nevada               4      South Carolina    11
Arkansas         13      Kentucky          12       New Hampshire        7      South Dakota       6
California       26      Louisiana         12       New Jersey           7      Tennessee         18
Colorado          8      Maine              6       New Mexico           5      Texas             55
Connecticut       9      Maryland           9       New York            19      Utah               8
Delaware          3      Massachusetts     10       North Carolina      23      Vermont            3
Florida          19      Michigan          34       North Dakota         7      Virginia          19
Georgia          23      Minnesota         22       Ohio                41      Washington        18
Idaho             7      Mississippi        9       Oklahoma            13      West Virginia     10
Illinois         34      Missouri          13       Oregon              14      Wisconsin         36
Indiana          29      Montana            7       Pennsylvania        30      Wyoming            3

Puerto Rico       4      Canada            42


The Company has closed only three store sites in its history.

The Company selects new locations for its stores based on their proximity to the Company's distribution network, population statistics, and employment data for manufacturing and construction. The Company intends to continue opening new store sites; however, due to the slowdown in the market and general economic conditions experienced by certain of the Company's customers, the Company has decided to decrease the rate of store openings from the rate experienced over the last several years.

The Company stocks all new stores with an inventory drawn from all of its product lines. Subsequent to a site's opening, the site personnel customize the inventory offering to that site's customer base. The Company has two types of stores: (1) the stand-alone store and (2) the satellite store. The stand-alone store is typically located in cities with a population in excess of 8,000. The Company believes that approximately 1,000 markets in the United States and Canada (including those in which existing stand-alone stores are already located) have sufficient potential to justify this type store. Most of the future potential markets for stand-alone stores are located in smaller communities. The second type, the satellite store, operates as a satellite of a stand-alone store. The satellite store is usually located within 30 miles of the stand-alone (mother) store and is typically managed by personnel at the mother store. The Company has satellite stores located in communities with a population as small as 2,000. In most cases, the Company was already doing business in this community from the mother store, but the addition of a physical presence in the community provided sales increases from that community. Of the 122 stores opened during 1998, 16 opened as satellite stores. Although the Company cannot be sure of the success of these stores, the Company believes that their success could lead to approximately 500 satellite store sites in the United States and Canada. Some of these satellite stores are expected to eventually become stand-alone stores.

The Company opened seven store sites in Canada in 1996, 20 in 1997, and nine in 1998, and plans to open additional store sites in Canada in the future. The Company opened one store site in Puerto Rico in 1997 and three in 1998, and plans to open additional store sites in Puerto Rico in the future. The stores in Canada and Puerto Rico contributed less than 5% of the Company's consolidated net sales in 1998. In 1998 the Company sold products into Mexico from its existing stores along the border between the United States and Mexico. The Company also established a Mexican subsidiary in 1998. This subsidiary is expected to employ sales personnel to sell directly into Mexico in the future.

No assurance can be given that any of the expansion plans described above will be achieved, or that new stores, once opened, will be profitable.

It has been the Company's experience that near-term profitability has been adversely affected by the opening of new store sites, due to the related start-up costs and the time necessary to generate a customer base. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. As a result of this process, sales volume builds slowly and it typically requires nine to 12 months for a new store to achieve its first profitable month. Of the 46 stores opened in the first quarter of 1998, 16 were profitable in the fourth quarter of 1998.

For 1998, annual sales volumes of store sites operating at least five years ranged between approximately $300,000 and $4,400,000, with 75% of these store sites having annual sales volumes within the range of approximately $600,000 to $1,900,000. The data in the following table shows the growth in the average sales of the Company's store sites from 1997 to 1998 based on each site's age. The store sites opened in 1998 contributed approximately $17.6 million (or approximately 3.5%) of the Company's consolidated net sales in 1998, with the remainder coming from store sites opened prior to 1998.

                        Number of store
Age of store site as  sites in group as of    Average       Average     Percent
of December 31, 1998   December 31, 1998    sales 1997    sales 1998    change
-------------------------------------------------------------------------------

0-1 year old                  122           $      --     $  144,000(1)     --%
1-2 years old                 160              113,000(1)    348,000        --
2-3 years old                 109              361,000       500,000      38.5
3-4 years old                  60              472,000       566,000      19.9
4-5 years old                  62              534,000       596,000      11.6
5-6 years old                  53              663,000       755,000      13.9
6-7 years old                  42              843,000       887,000       5.2
7-8 years old                  32              951,000     1,036,000       8.9
8-9 years old                  28            1,119,000     1,218,000       8.9
9-10 years old                 23            1,111,000     1,278,000      15.0
10-13 years old                40            1,353,000     1,529,000      13.0
13+ years old                  35            1,918,000     1,981,000       3.3

(1) Average sales include sales of store sites open for less than the full fiscal year.

As of December 31, 1998, the Company operated distribution centers in or near Winona, Minnesota; Indianapolis, Indiana; Dallas, Texas; Atlanta, Georgia; Scranton, Pennsylvania; Fresno, California; Lakewood, Washington; Akron, Ohio; Salt Lake City, Utah; Winston-Salem, North Carolina; and Kansas City, Missouri. Distribution centers are located so as to permit twice-a-week to five times-a-week deliveries to Company stores using Company trucks and overnight delivery by surface common carrier. As the number of stores increases, the Company intends to add new distribution centers.

The Company also operates a packaging facility in Memphis, Tennessee. This facility receives freight containers from foreign suppliers and repackages the items in standard packages using high-speed equipment.

The Company operates a central UNIX/terminal-based computer system allowing automatic data exchange between the stores and the distribution centers during regular business hours. The use of client/server technology allows the Company's network of UNIX-based machines to serve networked personal computers and workstations. The Company plans to convert a portion of this central processing system in 1999 to a new computer software and operating system.

At the store level, the Company currently has two point-of-sale systems. The first is a UNIX/terminal based computer system (legacy point-of-sale system) and the second is a Microsoft Windows NT system (NT Point-of-sale system). The development of the NT Point-of-sale system began in 1996. During 1997 and 1998 the Company tested its NT Point-of-sale system in a limited number of store locations. At the end of 1998, approximately 120 stores were using the NT Point-of-sale system. The Company plans to convert all but approximately 100 stores from the legacy point-of-sale system to the NT Point-of-sale system during 1999.

Trademarks

The Company conducts its business in the United States and Canada under various trademarks and service marks, including Fastenal(R), FastTool(R), SharpCut(R), PowerFlow(TM), EquipRite(R), CleanChoice(R), PowerPhase(TM) and FastArc(TM). Although the Company does not believe its operations are substantially dependent upon any of its trademarks or service marks, the Company considers its "Fastenal" name and other trademarks and service marks to be valuable to its business.

Products

The Company's original product offering in 1967 was the Fastenal(R) product line. Today, this product line consists of approximately 59,000 different stock items. This product line may be divided into two broad categories: threaded fasteners, such as bolts, nuts, screws, studs, and related washers; and other industrial and construction supplies, such as paints, various pins and machinery keys, concrete anchors, batteries, sealants, metal framing systems, wire rope, stainless strut, private label stud anchors, rivets, and related accessories.

Threaded fasteners are used in most manufactured products and building projects, and in the maintenance and repair of machines and structures. Although some aspects of the threaded fastener market are common to all cities, the Company feels that each city's market is to some extent unique. Therefore, the Company opens each store with minimal base stocks of inventory and then tailors the growing inventory to the local market demand as it develops. Threaded fasteners accounted for approximately 55%, 61%, and 64% of the Company's consolidated net sales in 1998, 1997 and 1996, respectively.

Concrete anchors make up the largest portion of the other supply items included in the Fastenal(R) product line. Most concrete anchors use threaded fasteners as part of the completed anchor assembly.

During the 1990's, the Company added seven additional product lines. These product lines are sold through the same distribution channel as the original Fastenal(R) product line and include the following:

                             Approximate
                     Year     number of
 Product line    introduced  stock items  Product line consists of:
---------------- ---------- ------------- -------------------------------------

  FastTool(R)       1993        30,000    Tools and safety supplies
  SharpCut(R)       1996        16,000    Metal cutting tool blades
  PowerFlow(TM)     1996        14,000    Fluid transfer components and
                                            accessories for hydraulic and
                                            pneumatic power
  EquipRite(R)      1996        6,000     Material handling and storage products
  CleanChoice(R)    1996        4,000     Janitorial and paper products
  PowerPhase(TM)    1997        4,000     Electrical supplies
  FastArc(TM)       1997        3,000     Welding supplies (excluding gas and
                                            welding machines)


The Company plans to add other industrial product lines in the future.

Inventory Control

The Company controls inventory by using computer systems to preset desired stock levels. The data used for this purpose is derived from reports showing sales activity by stock item for the previous three years. Computers then convert this data to typical store maximum-minimum inventory levels for each stock item. Stores can deviate from preset inventory levels as deemed appropriate by their district managers. Inventories in distribution centers are established from computerized sales data for the stores served by the respective centers.

Manufacturing Operations

In 1998 approximately 95.9% of the Company's consolidated net sales were attributable to products manufactured by other companies to industry standards. The remaining amount of approximately 4.1% of the Company's consolidated net sales for 1998 related to products manufactured by, or modified in, the Company's machining shop or repaired in a tool repair center. These manufactured products consist primarily of non-standard sizes of threaded fasteners made to customers' specifications. The Company engages in manufacturing activity primarily as a service to its customers and does not expect any significant growth in the foreseeable future in the proportion of the Company's consolidated net sales attributable to manufacturing.

Sources of Supply

The Company uses a large number of suppliers for the approximately 136,000 standard stock items it distributes. Most items distributed by the Company can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. No single supplier accounted for more than 5.0% of the Company's purchases in 1998.

Customers and Marketing

The Company believes its success can be attributed to its ability to offer customers in small- to medium-sized cities a full line of products at convenient locations, and to the high quality of the Company's employees. Most of the Company's customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufacturers and maintenance and repair operations. Other users of the Company's products include farmers, truckers, railroads, mining companies, municipalities, schools, and certain retail trades. As of December 31, 1998, the Company's total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 99,000.

During each of the three years ended December 31, 1998, no one customer accounted for a significant portion of the Company's sales. The Company believes that the large number of its customers together with the varied markets that they represent provide some protection to the Company from economic downturns in a particular market.

A significant portion of the Company's sales is generated through direct calls on customers by store personnel. Because of the nature of the Company's business, the Company does not use the more expensive forms of mass media advertising such as television, radio, and newspapers. Forms of advertising used by the Company include signs and catalogs.

In January 1999, the Company began rolling out its new 1500+ page catalog. This catalog includes standard product from all of the Company's product lines. It is the second comprehensive catalog published by the Company, the first being an 824 page catalog which was initially rolled out in late 1997.

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

Employees

As of December 31, 1998, the Company employed a total of 4,549 full- and part-time employees, 3,025 being store managers and store employees, and the balance being employed in the Company's distribution centers, packaging facility, manufacturing operations, service operations and home office.

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


ITEM 2.  PROPERTIES

The Company owns five facilities in Winona, Minnesota. These facilities are as follows:

                                                                     Approximate
Purpose                                                              Square Feet
-------------------------------------------------------------------- -----------

Distribution center and home office                                    213,000
Manufacturing facility                                                  50,000
Winona store and regional training center                               13,000
Rack and shelving storage                                               42,000
Multi-building complex which houses several support services including, among others, the SharpCut(R) regrind department, the
  FastTool(R) tool repair department and the fabrication department     30,000

The Company also owns the following facilities, excluding store locations, outside of Winona, Minnesota:

                                                                  Approximate
Purpose                       Location                            Square Feet
----------------------------- ---------------------------------- ---------------

Distribution center           Indianapolis, Indiana                  76,000
Distribution center           Atlanta, Georgia                       54,000
Distribution center           Dallas, Texas                          50,000 (1)
Distribution center           Scranton, Pennsylvania                 50,000 (2)
Distribution center           Akron, Ohio                           102,000

(1) The Dallas, Texas facility is currently being expanded to approximately 95,000 square feet.

(2) The Scranton, Pennsylvania facility is currently being expanded to approximately 80,000 square feet.

In addition, the buildings that house the Company's stores in Waterloo and Mason City, Iowa; St. Joseph, Missouri; Wichita Falls and Texarkana, Texas; Topeka, Kansas; and Kokomo, Indiana are owned by the Company. As of December 1998, the Company was in the process of purchasing store locations in Appleton, Wisconsin; Muskegon, Michigan; and Rochester, Minnesota.

All other buildings occupied by the Company are leased. Leased stores range from approximately 1,200 to 8,000 square feet, with lease terms of up to 48 months. The Company also leases the following distribution centers and packaging facility:

                                                     Approximate       Lease        Lease Renewal Options
Purpose               Location                       Square Feet  Expiration Date
--------------------- ------------------------------ ----------- ----------------- -----------------------
Distribution center   Lakewood, Washington              40,000     February 2000    Two one-year periods(1)
Distribution center   Fresno, California(2)             52,500     February 2002        Three one-year
                                                                                           periods(1)
Distribution center   Salt Lake City, Utah              12,100       March 2000              None
Distribution center   Winston-Salem, North Carolina     58,400      October 2000    Two one-year periods(1)
Packaging facility    Memphis, Tennessee               115,000     December 2000     One two-year period(1)
Distribution center   Kansas City, Missouri             40,000       April 2001      One two-year period(1)


(1) The lease renewals can be exercised at the Company's option.

(2) The Company moved to a new facility in February 1999. As of December 31, 1998 the warehouse space was approximately 21,500 square feet.

If economic conditions are suitable, the Company will, in the future, consider purchasing store sites to house its older stores. It is anticipated that all sites for new stores will continue to be leased. It is the Company's policy to negotiate relatively short lease terms to facilitate relocation of particular store operations if deemed desirable by management. It has been the Company's experience that space suitable for its needs and available for leasing is more than sufficient.


ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Fastenal Company are:

        Name                  Age                   Position
-----------------------------------------------------------------------------

Robert A. Kierlin             59                Chairman of the Board,
                                                President, Chief Executive
                                                Officer and Director

Willard D. Oberton            40                Vice President and Chief
                                                Operating Officer

Stephen M. Slaggie            59                Secretary and Director

Daniel L. Florness            35                Treasurer, Chief Financial
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

Mr. Florness has been the Treasurer, Chief Financial Officer and Chief Accounting Officer of Fastenal Company since June 1996. From January 1987 through May 1996, Mr. Florness was employed by KPMG Peat Marwick LLP, a public accounting firm. Mr. Florness served in the capacity of senior manager from July 1992 through May 1996 with that firm.

The executive officers are elected by the Board of Directors, generally for a term of one year, and serve until their successors are elected and qualified. None of the above executive officers is related to any other such executive officer or to any other director of Fastenal Company.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, Common Stock Data on page 9.


ITEM 6.   SELECTED FINANCIAL DATA

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, Six-Year Selected Financial Data on page 4.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, Management's Discussion & Analysis of Financial Condition & Results of Operations on pages 4-9.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, Market Risk Management on page 8.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, Selected Quarterly Financial Data (Unaudited) on page 9, and Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Independent Auditors' Report on pages 10-20.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information appearing under the headings "Election of Directors--Nominees and Required Vote", page 4, and "Section 16(a) Beneficial Ownership Reporting Requirements", page 11, in Fastenal Company's Proxy Statement dated March 16, 1999. See also Part I hereof under the heading "Item X. Executive Officers of the Registrant".


ITEM 11.   EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the headings "Election of Directors--Board and Committee Meetings", page 5, "Executive Compensation--Summary of Compensation", page 6, and "Executive
Compensation--Compensation Committee Interlocks and Insider Participation", page 6, in Fastenal Company's Proxy Statement dated March 16, 1999.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN
           BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management", pages 2-3, in Fastenal Company's Proxy Statement dated March 16, 1999.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K

a)  1.  Financial Statements:

          Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Earnings for the years ended December 31,
            1998, 1997, and 1996
          Consolidated Statements of Stockholders' Equity and Comprehensive
            Income for the years ended December 31, 1998, 1997, and 1996 Consolidated Statements of Cash Flows for the years ended December 31,
            1998, 1997, and 1996
          Notes to Consolidated Financial Statements
          Independent Auditors' Report

          (Incorporated by reference to pages 10-20 of Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998)

    2.  Financial Statement Schedules:

          Schedule II--Valuation and Qualifying Accounts

    3.  Exhibits:

            3.1 Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 10-Q for the quarter ended September 30, 1993)

            3.2 Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

           10.1 Description of bonus arrangement for Vice President (incorporated by reference to Exhibit 10 to Fastenal Company's Form 10-K for the year ended December 31, 1997)

           10.2  Description of bonus arrangement for Treasurer

           13 Annual Report to Shareholders for the fiscal year ended December 31, 1998 (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)

           21    List of Subsidiaries

           27    Financial Data Schedule

          Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

b)  Reports on Form 8-K

    Fastenal Company filed no report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1998.

                    Independent Auditors' Report on Schedule


The Board of Directors and Stockholders
Fastenal Company:


Under date of January 22, 1999, we reported on the consolidated balance sheets of Fastenal Company and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                   /s/ KPMG Peat Marwick LLP

                                                   KPMG Peat Marwick LLP






Minneapolis, Minnesota
January 22, 1999

                                FASTENAL COMPANY

                 Schedule II--Valuation and Qualifying Accounts

                  Years ended December 31, 1998, 1997, and 1996

                                         "Additions"   "Additions"
                            Balance at    charged to     charged                  Balance
                            beginning     costs and     to other        "Less"    at end
        Description          of year       expenses     accounts      deductions  of year
-------------------------------------------------------------------------------------------
Year ended December 31,
   1998 allowance for
   doubtful accounts         $660,000    $3,493,000       $0        $3,413,000    $740,000

Year ended December 31,
   1997 allowance for
   doubtful accounts         $540,000    $1,614,000       $0        $1,494,000    $660,000

Year ended December 31,
   1996 allowance for
   doubtful accounts         $460,000    $  917,000       $0        $  837,000    $540,000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 1999

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


Date: March 15, 1999                   By  /s/ Robert A. Kierlin
                                          ---------------------------------
                                           Robert A. Kierlin, President
                                            (Principal Executive Officer)
                                            and Director

Date: March 15, 1999                   By  /s/ Daniel L. Florness
                                          ---------------------------------
                                           Daniel L. Florness, Treasurer
                                            (Principal Financial Officer
                                            and Principal Accounting Officer)

Date: March 15, 1999                   By  /s/ Stephen M. Slaggie
                                          ---------------------------------
                                           Stephen M. Slaggie, Director

Date: March 15, 1999                   By  /s/ Michael M. Gostomski
                                          ---------------------------------
                                           Michael M. Gostomski, Director

Date: March 15, 1999                   By  /s/ Henry K. McConnon
                                          ---------------------------------
                                           Henry K. McConnon, Director

Date: March 15, 1999                   By  /s/ John D. Remick
                                          ---------------------------------
                                           John D. Remick, Director

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

3.2      Restated By-Laws of Fastenal Company
         (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923).

10.1     Description of bonus arrangement for Vice
         President (incorporated by reference to
         Exhibit 10 to Fastenal Company's Form 10-K for the year ended December 31, 1997)

10.2     Description of bonus arrangement for
         Treasurer .........................................Electronically Filed

13       Annual Report to Shareholders for the fiscal
         year ended December 31, 1998 (only those
         portions specifically incorporated by
         reference herein shall be deemed filed with
         the Commission)....................................Electronically Filed

21       List of Subsidiaries ..............................Electronically Filed

27       Financial Data
         Schedule...........................................Electronically Filed