Form 10-Q
period 1999-03-31
FASTENAL COMPANY
filed 1999-04-16
CIK 815556

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ______________________

Commission file number 0-16125

                                FASTENAL COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Minnesota                            41-0948415
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

            2001 Theurer Boulevard
                Winona, Minnesota                      55987
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

                                 (507) 454-5374
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

               Class                           Outstanding at April 15, 1999
--------------------------------------------------------------------------------
   Common Stock, $.01 par value                          37,938,688

                                FASTENAL COMPANY

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I  Financial Information:

     Consolidated Balance Sheets as of March 31, 1999 and
     December 31, 1998                                                     1

     Consolidated Statements of Earnings for the three months
     ended March 31, 1999 and 1998                                         2

     Consolidated Statements of Cash Flows for the three months
     ended March 31, 1999 and 1998                                         3

     Notes to Consolidated Financial Statements                            4

     Management's discussion and analysis of financial condition
     and results of operations                                           5-9

     Quantitative and qualitative disclosures about market risk           10


Part II  Other Information:

     Exhibits and reports on Form 8-K                                     10

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        FASTENAL COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                   (Unaudited)

                                                                   March 31,       December 31,
                        Assets                                       1999             1998
------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                  $  11,473,000        2,086,000
     Trade accounts receivable, net of allowance for doubtful
        accounts of $890,000 and $740,000, respectively            80,679,000       68,498,000
     Inventories                                                   94,051,000       93,734,000
     Deferred income tax asset                                      2,312,000        2,312,000
     Other current assets                                           6,060,000        6,637,000
------------------------------------------------------------------------------------------------
              Total current assets                                194,575,000      173,267,000

Marketable securities                                                 215,000          265,000
Property and equipment, less accumulated depreciation              76,581,000       74,212,000
Other assets, less accumulated amortization                         3,457,000        3,490,000
------------------------------------------------------------------------------------------------

              Total assets                                      $ 274,828,000      251,234,000
================================================================================================


          Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                                           $  20,996,000       17,411,000
     Notes payable                                                          0        4,055,000
     Accrued expenses                                              11,013,000        8,999,000
     Income taxes payable                                           8,387,000          343,000
------------------------------------------------------------------------------------------------
              Total current liabilities                            40,396,000       30,808,000
------------------------------------------------------------------------------------------------

Deferred income tax liability                                       2,780,000        2,780,000
------------------------------------------------------------------------------------------------

Stockholders' equity:
     Preferred stock                                                        0                0
     Common stock, 50,000,000 shares authorized
        37,938,688 shares issued and outstanding                      379,000          379,000
     Additional paid-in capital                                     4,424,000        4,424,000
     Retained earnings                                            227,514,000      213,615,000
     Accumulated other comprehensive loss                            (665,000)        (772,000)
------------------------------------------------------------------------------------------------
              Total stockholders' equity                          231,652,000      217,646,000
------------------------------------------------------------------------------------------------

              Total liabilities and stockholders' equity        $ 274,828,000      251,234,000
================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                                   (Unaudited)

                                                   Three months ended
                                                       March 31,
                                       -----------------------------------------
                                                 1999              1998
--------------------------------------------------------------------------------

Net sales                                    $ 140,634,000      116,707,000

Cost of sales                                   66,845,000       55,112,000
--------------------------------------------------------------------------------
              Gross profit                      73,789,000       61,595,000

Operating and administrative
     expenses                                   48,668,000       41,221,000
--------------------------------------------------------------------------------
              Operating income                  25,121,000       20,374,000

Other income (expense):
     Interest income                                     0            3,000
     Interest expense                              (57,000)        (299,000)
     Gain on disposal of property
        and equipment                               14,000           72,000
--------------------------------------------------------------------------------
              Total other income (expense)         (43,000)        (224,000)
--------------------------------------------------------------------------------

              Earnings before
                 income taxes                   25,078,000       20,150,000

Income tax expense                               9,663,000        7,764,000
--------------------------------------------------------------------------------

              Net earnings                   $  15,415,000       12,386,000
================================================================================

Basic and diluted earnings per share         $         .41              .33
================================================================================

Weighted average shares
     outstanding                                37,938,688       37,938,688
================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                           Three months ended
                                                                               March 31,
                                                            ----------------------------------------
                                                                          1999            1998
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                    $ 15,415,000      12,386,000
      Adjustments to reconcile net earnings to net cash
          provided by operating activities:
              Depreciation of property and equipment                     3,051,000       2,305,000
              Gain on disposal of property and equipment                   (14,000)        (72,000)
              Amortization of goodwill and non-compete                      55,000          55,000
              Changes in operating assets and liabilities:
                  Trade accounts receivable                            (12,181,000)     (9,629,000)
                  Inventories                                             (317,000)     (2,714,000)
                  Other current assets                                     577,000      (1,056,000)
                  Accounts payable                                       3,585,000         376,000
                  Accrued expenses                                       2,014,000       1,905,000
                  Income taxes payable                                   8,044,000       6,563,000
----------------------------------------------------------------------------------------------------
                          Net cash provided by operating activities     20,229,000      10,119,000
----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Additions of property and equipment, net                          (7,304,000)     (6,481,000)
      Proceeds from sale of property and equipment                       1,898,000       2,127,000
      Translation adjustment                                               107,000          11,000
      Decrease in marketable securities                                     50,000               0
      Increase in other assets                                             (22,000)        (44,000)
----------------------------------------------------------------------------------------------------
                          Net cash used in investing activities         (5,271,000)     (4,387,000)
----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Net decrease in notes payable                                     (4,055,000)     (4,941,000)
      Payment of dividends                                              (1,516,000)       (759,000)
----------------------------------------------------------------------------------------------------
                          Net cash used in
                              financing activities                      (5,571,000)     (5,700,000)
----------------------------------------------------------------------------------------------------

                          Net increase in cash and
                              cash equivalents                           9,387,000          32,000

Cash and cash equivalents at beginning of period                         2,086,000         386,000
----------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                            $ 11,473,000         418,000
====================================================================================================

Supplemental disclosure of cash flow information:
      Cash paid during each period for:
          Income taxes                                                $    986,000       1,201,000
====================================================================================================
          Interest                                                    $      7,000         290,000
====================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1999 and 1998

                                   (Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's consolidated financial statements as of and for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

First three months of 1999 vs. 1998

Net sales for the first three months grew from $116,707,000 in 1998 to $140,634,000 in 1999, an increase of 20.5%. The increase came primarily from higher unit sales as unit prices experienced some deflation in certain products. Higher unit sales came from increases in sales at existing store sites. The increases in sales at existing store sites are due primarily to increases in market share and, to a lesser extent, the introduction of new product lines at the existing sites. Sites opened in 1997 or earlier had average sales increases of 12.8%. The remainder of the 20.5% sales growth came from store sites opened in 1998 and during the first three months of 1999. Seventy-seven new store sites were added from April 1998 through March 1999.

During the first three months of 1999, 1 new site was opened; this site opened as a Fastenal(R) store. The total sites at the end of the first quarter were 767, which consisted of 708 Fastenal(R) stores and 59 satellite stores.

The following table indicates product lines added to the original Fastenal(R) product line, the year of introduction, and the approximate percentage of total net sales related to each product line during the three months ended March 31, 1999 and 1998:

          Product line                     Introduced     1999      1998
        -----------------------------------------------------------------
          Tools                               1993         12.4%   10.9%
        -----------------------------------------------------------------
          Cutting tools                       1996          5.1%    4.8%
        -----------------------------------------------------------------
          Hydraulics & pneumatics             1996          4.0%    3.3%
        -----------------------------------------------------------------
          Material handling                   1996          5.9%    4.9%
        -----------------------------------------------------------------
          Janitorial supplies                 1996          1.8%    1.3%
        -----------------------------------------------------------------
          Electrical supplies                 1997          1.1%    *
        -----------------------------------------------------------------
          Welding supplies                    1997          *       *
        -----------------------------------------------------------------
          *  Less than 1% of net sales

Net earnings for the first three months grew from $12,386,000 in 1998 to $15,415,000 in 1999, an increase of 24.5%. Net earnings increased at a higher rate than net sales primarily because operating and administrative expenses increased at an 18.1% rate between the comparable periods, a rate lower than the rate of increase in net sales. Payroll costs, the largest component of operating and administrative expenses, increased 16.3% over the comparable period. The Company increased its site personnel from 3,025 on December 31, 1998 to 3,204 on March 31, 1999, an increase of 5.9%.

The first quarter of 1999 showed a continuation of the lower sales growth rate experienced in the second half of 1998. This weakness relates to a slowdown in the manufacturing activity of customers we sell to in the U.S. and Canada. The weakness also reflects the impact of some deflation in the prices received for the sale of certain products.

Suppliers of product from the Far East have indicated price increases of about 10% will begin around May 1, 1999. The price increases relate to increases in both material and shipping costs. During late 1997 and all of 1998 the Company experienced a reduction in the prices paid for product coming from the Far East. These lower prices resulted in the deflationary impact on prices received from customers discussed above.

As was discussed in the Company's Form 10-Q for the quarter ended September 30, 1998, the Company estimates that it will open approximately 50 store sites in 1999. The majority of these openings should occur in the second, third and fourth quarters of 1999. The Company will continue to modify the planned openings throughout the year based on current results and the strength of the industrial marketplace.

Liquidity and Capital Resources

The higher level of sales during the three-month period resulted in the growth of trade accounts receivable and inventories. Property and equipment increased because of the expansion of two of the Company's distribution centers, the purchase of software and hardware for the Company's information processing, the addition of certain pickup trucks and, to a lesser extent, additions for manufacturing and warehouse equipment. Disposals of property and equipment related to the planned disposition of certain pickup trucks and semi-tractors and trailers in the normal course. Cash requirements for these asset changes were satisfied from net earnings and the proceeds of asset disposals. As of March 31, 1999, the Company had no material outstanding commitments for capital expenditures.

Year 2000 Discussion

State of Readiness - The Company's information system can be broken down into four distinct components: (1) point-of-sale (POS) system, (2) enterprise-wide information system, (3) warehouse management system, and (4) other systems/equipment. The state of readiness of each of these is as follows:

Beginning early in 1996, the Company began a rewrite of its point-of-sale system
(POS) which was, for the most part, completed in 1997. Testing began in 1997 and continued into 1998. As of March 31, 1999 the Company had approximately 250 stores operating with the new POS software. By the end of 1999 the Company expects to have all but approximately 100 stores converted to the new POS software. The Company has been modifying its legacy POS system throughout 1998 and the first quarter of 1999 and plans to have it Year 2000 ready in the first half of 1999.

Beginning early in 1997, the Company began to investigate new enterprise-wide information systems to replace its legacy enterprise-wide information system. In the second quarter of 1998 the Company finalized its selection of a Year 2000 ready enterprise-wide software package and hired an independent consulting firm to assist in the design and implementation of the new software package. Although the Company has significant depth within its own information system personnel, the outside firm was hired to provide additional resources related to the design and implementation of the new system and, more specifically, to assist in the design, programming, and implementation of the key interfaces between the new enterprise system, the POS system and the warehouse management systems. The Company plans to implement this system in the third quarter of 1999 for its material planning, inventory management, and financial management. The general ledger system went on-line January 1, 1999. The Company's plan related to payroll processing, which is currently performed on an in-house developed system, is to implement this module of the new enterprise software in 2000. The Company has been modifying its current payroll system throughout 1998 and the first quarter of 1999 and plans to have it Year 2000 ready in the first half of 1999.

Beginning early in 1998, the Company began to investigate new warehouse management systems to replace its legacy warehouse management system. At the same time, the Company began identifying Year 2000 issues within its current warehouse management system. The warehouse management system has relatively little date sensitive information as most of the data is limited to warehouse locations, part numbers, quantities, and other warehouse related information. The Company does not plan to replace the warehouse management system by the year 2000. The Company began rewriting portions of the software in 1998 and plans to have it Year 2000 ready in the first half of 1999.

Beginning early in 1998, the Company began to investigate the Year 2000 readiness of other systems/equipment. These consist primarily of technology in the Company's buildings, the Company's distribution, manufacturing, and transportation equipment, and in the Company's other infrastructure. The Company's Year 2000 Project Team is currently conducting this investigation. The Company believes, due to the age of the equipment involved, that the remediation efforts will be limited and that they will be completed in the first half of 1999.

In 1998 the Company's Year 2000 Project Team also began an ongoing process of evaluating suppliers regarding their plans to remediate Year 2000 issues. The Company has grouped its suppliers by the product they supply, as well as if they are a domestic or foreign supplier. The Company has chosen to mitigate its supplier risk by having multiple vendors available, when possible, for the various products supplied. No single supplier accounted for more than 5% of the Company's purchases in 1998 or in the first quarter of 1999.

In addition to suppliers, the Company also relies upon governmental agencies, utility companies, telecommunication service companies, financial institutions and other service providers outside of the Company's control. There can be no assurance that such governmental agencies or other third parties will not suffer a Year 2000 business disruption that could have a material adverse effect on the Company's business, financial condition, or operating results.

Costs to Address the Year 2000 Issue - The total cost for hardware, software, and implementation related to the POS system is estimated at $8.0 million. The total cost for hardware, software, and implementation related to the enterprise-wide information system is estimated at $9.0 million. The Company has approximately $4.0 million yet to spend on its new POS system and approximately $3.7 million yet to spend on the new enterprise-wide information system. The Company does not separately track internal costs incurred for the Year 2000 issue. The internal costs primarily consist of payroll and related expenses.

The costs included above represent the total estimated costs related to the new POS and enterprise-wide systems. The Company believes these costs are not, for the most part, directly related to Year 2000 issues; but rather, are new systems needed in the normal course due to the rapid growth the Company has experienced over the last several years.

The Company does not have an estimate on Year 2000 remediation costs for its warehouse management system or its other systems/equipment, but the Company believes that such costs will not have a material adverse effect on the Company's business, financial condition or operating results.

Management anticipates funding the costs to address the Year 2000 issue with cash generated from operations, from borrowing capacity, and from available cash, cash equivalents, and marketable securities.

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

Certain Risks and Uncertainties - This discussion contains statements that are not historical in nature and that are intended to be, and are hereby identified as, "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 including statements regarding planned store openings, planned technology conversions and remediation of Year 2000 issues. The following factors are among those that could cause the Company's actual results to differ materially from those predicted in such forward-looking statements: (i) a downturn in the economy could impact sales at existing stores, (ii) a change, from that projected, in the number of smaller communities able to support future store sites could impact the rate of new store openings, (iii) the ability of the Company to develop product expertise at the store level, to identify future product lines that complement existing product lines, to transport and store certain hazardous products and to otherwise integrate new product lines into the Company's existing stores and distribution network could impact sales and margins, (iv) the ability of the Company to successfully attract and retain qualified personnel to staff the Company's smaller community stores could impact sales at existing stores and the rate of new store openings, (v) changes in governmental regulations related to product quality or product source traceability could impact the cost to the Company of regulatory compliance, (vi) inclement weather could impact the Company's distribution network, (vii) foreign currency fluctuations or changes in trade relations could impact the ability of the Company to procure products overseas at competitive prices and the Company's foreign sales, (viii) disruptions caused by the implementation of the Company's new management information systems infrastructure could impact sales, (ix) unforeseen disruptions associated with "Year 2000 Computer Problems" could impact sales and the Company's ability to order and pay for product, and (x) changes in the rate of new store openings could impact expenditures for computers and other capital equipment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from changes in interest rates and foreign currency exchange rates. Changes in these factors cause fluctuations in the Company's earnings and cash flows. The Company evaluates and manages exposure to these market risks as follows:

Interest Rates - The Company has a $25 million line of credit of which $0 was outstanding at March 31, 1999. The line bears interest at .9% over the LIBOR rate.

Foreign Currency Exchange Rates - Foreign currency fluctuations can affect the Company's net investments and earnings denominated in foreign currencies. The Company's primary exchange rate exposure is with the Canadian dollar against the U.S. dollar. The Company's estimated net earnings exposure for foreign currency exchange rates was not material at March 31, 1999.

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

          27 Financial Data Schedule

     (b)  Reports on Form 8-K:

          No report on Form 8-K was filed by Fastenal Company during the quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FASTENAL COMPANY

                                            /s/ Robert A. Kierlin
                                            --------------------------------
                                            (Robert A. Kierlin, President)
                                            (Duly Authorized Officer)

Date April 16, 1999                         /s/ Daniel L. Florness
     --------------                         --------------------------------
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

     27   Financial Data Schedule........................Electronically Filed