Form 10-Q
period 1999-06-30
FASTENAL COMPANY
filed 1999-07-23
CIK 815556

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ______________________

Commission file number 0-16125

                                FASTENAL COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Minnesota                              41-0948415
----------------------------------------            -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

            2001 Theurer Boulevard
                Winona, Minnesota                      55987-1500
----------------------------------------               ----------
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

        Class                           Outstanding at July 15, 1999
   ----------------------------         ----------------------------
   Common Stock, $.01 par value                   37,938,688

                                FASTENAL COMPANY

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I  Financial Information:

     Consolidated Balance Sheets as of June 30, 1999 and
        December 31, 1998                                                  1
     Consolidated Statements of Earnings for the six months
        and three months ended June 30, 1999 and 1998                      2

     Consolidated Statements of Cash Flows for the six months
        ended June 30, 1999 and 1998                                       3

     Notes to Consolidated Financial Statements                            4

     Management's discussion and analysis of financial condition
        and results of operations                                       5-10

     Quantitative and qualitative disclosures about market risk           11


Part II  Other Information:

     Submission of matters to a vote of security holders               11-12

     Exhibits and reports on Form 8-K                                     12

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        FASTENAL COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                   (Unaudited)

                                                                               June 30,             December 31,
                            Assets                                               1999                   1998
-----------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                 $ 16,549,000            2,086,000
     Trade accounts receivable, net of allowance for doubtful
        accounts of $1,054,000 and $740,000, respectively                        86,256,000           68,498,000
     Inventories                                                                 99,589,000           93,734,000
     Deferred income tax asset                                                    2,312,000            2,312,000
     Other current assets                                                         6,012,000            6,637,000
-----------------------------------------------------------------------------------------------------------------
              Total current assets                                              210,718,000          173,267,000

Marketable securities                                                               215,000              265,000
Property and equipment, less accumulated depreciation                            74,825,000           74,212,000
Other assets, less accumulated amortization                                       3,426,000            3,490,000
-----------------------------------------------------------------------------------------------------------------

              Total assets                                                     $289,184,000          251,234,000
=================================================================================================================

                     Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                                                          $ 21,921,000           17,411,000
     Notes payable                                                                        0            4,055,000
     Accrued expenses                                                            11,859,000            8,999,000
     Income taxes payable                                                         3,764,000              343,000
-----------------------------------------------------------------------------------------------------------------
              Total current liabilities                                          37,544,000           30,808,000
-----------------------------------------------------------------------------------------------------------------

Deferred income tax liability                                                     2,780,000            2,780,000
-----------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Preferred stock                                                                      0                    0
     Common stock, 50,000,000 shares authorized
        37,938,688 shares issued and outstanding                                    379,000              379,000
     Additional paid-in capital                                                   4,424,000            4,424,000
     Retained earnings                                                          244,575,000          213,615,000
     Accumulated other comprehensive loss                                          (518,000)            (772,000)
-----------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                        248,860,000          217,646,000
-----------------------------------------------------------------------------------------------------------------

              Total liabilities and stockholders' equity                       $289,184,000          251,234,000
=================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                                   (Unaudited)

                                                      Six months ended                        Three months ended
                                                          June 30,                                  June 30,
                                             ----------------------------------  ----------------------------------------
                                                 1999                  1998                 1999                 1998
-------------------------------------------------------------------------------------------------------------------------
Net sales                                    $294,525,000           243,134,000          153,891,000          126,427,000

Cost of sales                                 139,702,000           114,601,000           72,857,000           59,489,000
--------------------------------------------------------------------------------------------------------------------------
              Gross profit                    154,823,000           128,533,000           81,034,000           66,938,000

Operating and administrative
     expenses                                 102,231,000            85,022,000           53,563,000           43,801,000
--------------------------------------------------------------------------------------------------------------------------
              Operating income                 52,592,000            43,511,000           27,471,000           23,137,000

Other income (expense):
     Interest income                              110,000                 4,000              110,000                1,000
     Interest expense                             (57,000)             (597,000)                   0             (298,000)
     Gain (loss) on disposal of property
        and equipment                             193,000                32,000              179,000              (40,000)
--------------------------------------------------------------------------------------------------------------------------
              Total other income (expense)        246,000              (561,000)             289,000             (337,000)
--------------------------------------------------------------------------------------------------------------------------

              Earnings before
                 income taxes                  52,838,000            42,950,000           27,760,000           22,800,000

Income tax expense                             20,361,000            16,548,000           10,698,000            8,784,000
--------------------------------------------------------------------------------------------------------------------------

              Net earnings                   $ 32,477,000            26,402,000           17,062,000           14,016,000
==========================================================================================================================

Basic and diluted earnings per share         $        .86                   .70                  .45                  .37
==========================================================================================================================

Weighted average shares
     outstanding                               37,938,688            37,938,688           37,938,688           37,938,688
==========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                            Six months ended
                                                                                                 June 30,
                                                                                       --------------------------------
                                                                                        1999                 1998
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                                   $ 32,477,000           26,402,000
      Adjustments to reconcile net earnings to net cash
          provided by operating activities:
              Depreciation of property and equipment                                    6,258,000            4,867,000
              Gain on disposal of property and equipment                                 (193,000)             (32,000)
              Amortization of goodwill and non-compete                                    110,000              110,000
              Changes in operating assets and liabilities:
                  Trade accounts receivable                                           (17,758,000)         (14,310,000)
                  Inventories                                                          (5,855,000)          (8,682,000)
                  Other current assets                                                    625,000           (1,337,000)
                  Accounts payable                                                      4,510,000            2,013,000
                  Accrued expenses                                                      2,860,000            1,711,000
                  Income taxes payable                                                  3,421,000            1,012,000
-----------------------------------------------------------------------------------------------------------------------
                          Net cash provided by operating activities                    26,455,000           11,754,000
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Additions of property and equipment, net                                        (10,918,000)         (18,558,000)
      Proceeds from sale of property and equipment                                      4,240,000            4,845,000
      Translation adjustment                                                              254,000             (145,000)
      Proceeds from sale of marketable securities                                          50,000                    0
      Increase in other assets                                                            (46,000)             (63,000)
-----------------------------------------------------------------------------------------------------------------------
                          Net cash used in investing activities                        (6,420,000)         (13,921,000)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Net (decrease) increase in notes payable                                         (4,055,000)           3,341,000
      Payment of dividends                                                             (1,517,000)            (759,000)
-----------------------------------------------------------------------------------------------------------------------
                          Net cash (used in) provided by
                              financing activities                                     (5,572,000)           2,582,000
-----------------------------------------------------------------------------------------------------------------------

                          Net increase in cash and
                              cash equivalents                                         14,463,000              415,000

Cash and cash equivalents at beginning of period                                        2,086,000              386,000
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                           $ 16,549,000              801,000
=======================================================================================================================

Supplemental disclosure of cash flow information:
      Cash paid during each period for:
          Income taxes                                                               $ 16,307,000           15,536,000
=======================================================================================================================
          Interest                                                                   $     87,000              543,000
=======================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1999 and 1998

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

First six months of 1999 vs. 1998
---------------------------------

Net sales for the first six months grew from $243,134,000 in 1998 to $294,525,000 in 1999, an increase of 21.1%. The increase came primarily from higher unit sales as unit prices experienced some deflation in certain products. Higher unit sales resulted primarily from increases in sales at existing store sites. The increases in sales at existing store sites are due primarily to increases in market share and, to a lesser extent, the introduction of new product lines at the existing sites. Sites opened in 1997 or earlier had average sales increases of 13.6%. The remainder of the 21.1% sales growth came from store sites opened in 1998 and during the first six months of 1999. Fifty-two new store sites were added from July 1998 through June 1999.

During the first six months of 1999, 13 new sites were opened; all sites opened as Fastenal(R) stores. The total sites at the end of the second quarter were 778, which consisted of 719 Fastenal(R) stores and 59 satellite stores.

The following table indicates product lines added to the original Fastenal(R) product line, the year of introduction, and the approximate percentage of total net sales related to each product line during the six months ended June 30, 1999 and 1998:

          Product line                   Introduced        1999        1998
        -----------------------------------------------------------------------
          Tools                             1993           12.7%      11.6%(1)
        -----------------------------------------------------------------------
          Cutting tools                     1996            5.0%       4.9%
        -----------------------------------------------------------------------
          Hydraulics & pneumatics           1996            3.9%       3.4%
        -----------------------------------------------------------------------
          Material handling                 1996            5.9%       5.0%(1)
        -----------------------------------------------------------------------
          Janitorial supplies               1996            1.7%       1.4%(1)
        -----------------------------------------------------------------------
          Electrical supplies               1997            1.1%       *   (1)
        -----------------------------------------------------------------------
          Welding supplies                  1997            *          *
        -----------------------------------------------------------------------
          Safety supplies                   1999            *          *   (1)
        -----------------------------------------------------------------------

          *    Less than 1% of net sales

          (1) During the second quarter of 1999, a safety supplies product line was added. This product line consists of product formerly included in the Tools product line and, to a lesser extent, the Material handling, Janitorial supplies, and Electrical supplies product lines. Restated comparable numbers were not readily available.

Net earnings for the first six months grew from $26,402,000 in 1998 to $32,477,000 in 1999, an increase of 23.0%. Net earnings increased at a higher rate than net sales primarily because operating and administrative expenses increased at a 20.2% rate between the comparable periods, a rate lower than the rate of increase in net sales. The Company increased its site personnel from 3,025 on December 31, 1998 to 3,352 on June 30, 1999, an increase of 10.8%.

The first half of 1999 showed a continuation of the lower sales growth rate experienced in the second half of 1998. This weakness relates to a slowdown in the manufacturing activity of customers we sell to in the U.S. and Canada. The weakness also reflects the impact of some deflation in the prices received for the sale of certain products.

     As was discussed in the Company's Form 10-Q for the quarter ended March 31, 1999, the Company estimates that it will open approximately 50 store sites in 1999. The majority of these openings should occur in the third and fourth quarters of 1999. The Company will continue to modify the planned openings throughout the year based on current results and the strength of the industrial marketplace.

Three months ended June 30, 1999 vs. 1998
-----------------------------------------

Net sales for the three months ended June 30 grew from $126,427,000 in 1998 to $153,891,000 in 1999, an increase of 21.7%. The increase came primarily from higher unit sales as unit prices experienced some deflation in certain products. Higher unit sales resulted primarily from increases in sales at existing store sites. The increases in sales at existing store sites are due primarily to increases in market share and, to a lesser extent, the introduction of new product lines at the existing sites. Sites opened in 1997 or earlier had average sales increases of 14.4%. The remainder of the 21.7% sales growth came from store sites opened in 1998 and during the first six months of 1999.

During the three months ended June 30, 1999, 12 new sites were opened; all sites opened as Fastenal(R)stores. The Company closed one store site during the quarter.

The following table indicates product lines added to the original Fastenal(R) product line, the year of introduction, and the approximate percentage of total net sales related to each product line during the three months ended June 30, 1999 and 1998:

          Product line                 Introduced     1999        1998
        -------------------------------------------------------------------
          Tools                           1993         13.0%      12.2%(1)
        -------------------------------------------------------------------
          Cutting tools                   1996          5.0%       4.9%
        -------------------------------------------------------------------
          Hydraulics & pneumatics         1996          3.9%       3.4%
        -------------------------------------------------------------------
          Material handling               1996          5.9%       5.1%(1)
        -------------------------------------------------------------------
          Janitorial supplies             1996          1.6%       1.4%(1)
        -------------------------------------------------------------------
          Electrical supplies             1997          1.1%       *   (1)
        -------------------------------------------------------------------
          Welding supplies                1997          *          *
        -------------------------------------------------------------------
          Safety supplies                 1999          *          *   (1)
        -------------------------------------------------------------------

          *    Less than 1% of net sales

          (1) During the second quarter of 1999, a safety supplies product line was added. This product line consists of product formerly included in the Tools product line and, to a lesser extent, the Material handling, Janitorial supplies, and Electrical supplies product lines. Restated comparable numbers were not readily available.

Net earnings for the three months ended June 30 grew from $14,016,000 in 1998 to $17,062,000 in 1999, an increase of 21.7%. Operating income grew 18.7% from 1998 to 1999, a rate of growth less than the net sales rate of growth. The slower rate of growth in operating income occurred primarily because operating and administrative expenses increased at a 22.3% rate, a rate greater than the net sales growth rate. Net earnings increased at the same rate as net sales primarily because the elimination of outstanding debt caused the Company to have net interest income versus net interest expense in 1998.

See discussion above related to external impacts on operations during 1999.

Liquidity and Capital Resources
-------------------------------

The higher level of sales during the six-month period resulted in the growth of trade accounts receivable and inventories. Property and equipment increased because of the expansion of two of the Company's distribution centers, the purchase of software and hardware for the Company's information processing, the addition of certain pickup trucks and, to a lesser extent, additions for manufacturing and warehouse equipment. Disposals of property and equipment related to the planned disposition of certain pickup trucks and semi-tractors and trailers in the normal course. Cash requirements for these asset changes were satisfied from net earnings and the proceeds of asset disposals. As of June 30, 1999, the Company had no material outstanding commitments for capital expenditures.

Year 2000 Discussion
--------------------

State of Readiness - The Company's information system can be broken down into four distinct components: (1) point-of-sale (POS) system, (2) enterprise-wide information system, (3) warehouse management system, and (4) other systems/equipment. The state of readiness of each of these is as follows:

Beginning early in 1996, the Company began a rewrite of its point-of-sale system
(POS) which was, for the most part, completed in 1997. Testing began in 1997 and continued into 1998. As of June 30, 1999 the Company had approximately 430 stores operating with the new POS software. By the end of 1999 the Company expects to have all stores converted to the new POS software. In the event all stores are not converted by the end of 1999, the Company has been modifying its legacy POS system throughout 1998 and the first half of 1999. These modifications were materially completed and tested as of June 30, 1999. The Company plans to continue testing its POS systems for unknown issues.

Beginning early in 1997, the Company began to investigate new enterprise-wide information systems to replace its legacy enterprise-wide information system. In the second quarter of 1998 the Company finalized its selection of a Year 2000 ready enterprise-wide software package and hired an independent consulting firm to assist in the design and implementation of the new software package. Although the Company has significant depth within its own information system personnel, the outside firm was hired to provide additional resources related to the design and implementation of the new system and, more specifically, to assist in the design, programming, and implementation of the key interfaces between the new enterprise system, the POS system and the warehouse management systems. The general ledger went on-line January 1999, the expense portion of accounts payable went on-line May 1999, and demand planning went on-line July 1999. The Company plans to implement additional pieces of the inventory management and financial management functions in the second half of 1999. The Company has been modifying its legacy inventory management and financial management systems throughout 1998 and the first half of 1999 so that any functions not implemented on the new system by the end of 1999 continue to function in the Year 2000. These modifications were materially completed and tested as of June 30, 1999. The Company's plan related to payroll processing, which is currently performed on an in-house developed system, is to implement this module of the new enterprise software in 2000. The Company has been modifying its current payroll system throughout 1998 and the first half of 1999. These modifications were materially completed as of June 30, 1999. The Company plans to continue testing these systems for unknown issues.

Beginning early in 1998, the Company began to investigate new warehouse management systems to replace its legacy warehouse management system. At the same time, the Company began identifying Year 2000 issues within its current warehouse management system. The warehouse management system has relatively little date sensitive information as most of the data is limited to warehouse locations, part numbers, quantities, and other warehouse related information. The Company does not plan to replace the warehouse management system by the year 2000. The Company began rewriting portions of this software in 1998 to have it Year 2000 ready. These modifications were materially completed and tested as of June 30, 1999. The Company plans to continue testing these systems for unknown issues.

Beginning early in 1998, the Company began to investigate the Year 2000 readiness of other systems/equipment. These consist primarily of technology in the Company's buildings, the Company's distribution, manufacturing, and transportation equipment, and in the Company's other infrastructure. The Company's Year 2000 Project Team will continue to conduct this investigation, which is materially complete, throughout 1999. The Company believes, due to the age of the equipment involved, that the remediation efforts, if any, will be limited.

In 1998 the Company's Year 2000 Project Team also began an ongoing process of evaluating suppliers regarding their plans to remediate Year 2000 issues. The Company has grouped its suppliers by the product they supply, as well as if they are a domestic or foreign supplier. The Company has chosen to mitigate its supplier risk by having multiple vendors available, when possible, for the various products supplied. No single supplier accounted for more than 5% of the Company's purchases in 1998 or in the first half of 1999.

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

Costs to Address the Year 2000 Issue - The total cost for hardware, software, and implementation related to the POS system is estimated at $8.0 million. The total cost for hardware, software, and implementation related to the enterprise-wide information system is estimated at $9.0 million. The Company has approximately $3.5 million yet to spend on its new POS system and approximately $3.2 million yet to spend on the new enterprise-wide information system. The Company does not separately track internal costs incurred for the Year 2000 issue. The internal costs primarily consist of payroll and related expenses.

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

Contingency Plans - The Company's Year 2000 Project Team's initiatives include the development of contingency plans in the event the Company has not completed all of its remediation plans in a timely manner. In addition, the Year 2000 Project Team is in a continuous process of developing contingency plans in the event that any third parties who provide goods or services essential to the Company's business fail to appropriately address their Year 2000 issues. The Company anticipates having its contingency plans materially completed by September 30, 1999; however, modifications to these plans are expected throughout 1999. The Year 2000 Project Team consists of personnel from management, information systems/technology and legal areas.

Certain Risks and Uncertainties
-------------------------------

This discussion contains statements that are not historical in nature and that are intended to be, and are hereby identified as, "forward-looking statements" under the Private Securities Litigation Reform Act of 1995, including statements regarding planned store openings, planned technology conversions and remediation of Year 2000 issues. The following factors are among those that could cause the Company's actual results to differ materially from those predicted in such forward-looking statements: (i) a downturn in the economy could impact sales at existing stores and the rate of new store openings, (ii) a change, from that projected, in the number of smaller communities able to support future store sites could impact the rate of new store openings, (iii) the ability of the Company to develop product expertise at the store level, to identify future product lines that complement existing product lines, to transport and store certain hazardous products and to otherwise integrate new product lines into the Company's existing stores and distribution network could impact sales and margins, (iv) the ability of the Company to successfully attract and retain qualified personnel to staff the Company's smaller community stores could impact sales at existing stores and the rate of new store openings, (v) changes in governmental regulations related to product quality or product source traceability could impact the cost to the Company of regulatory compliance, (vi) inclement weather could impact the Company's distribution network, (vii) foreign currency fluctuations or changes in trade relations could impact the ability of the Company to procure products overseas at competitive prices and the Company's foreign sales, (viii) disruptions caused by the implementation of the Company's new management information systems infrastructure could impact sales, (ix) unforeseen disruptions associated with "Year 2000 Computer Problems" could impact sales and the Company's ability to order and pay for product, and (x) changes in the rate of new store openings could impact expenditures for computers and other capital equipment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from changes in interest rates and foreign currency exchange rates. Changes in these factors cause fluctuations in the Company's earnings and cash flows. The Company evaluates and manages exposure to these market risks as follows:

Interest Rates - The Company has a $25 million line of credit of which $0 was outstanding at June 30, 1999. The line bears interest at .9% over the LIBOR rate.

Foreign Currency Exchange Rates - Foreign currency fluctuations can affect the Company's net investments and earnings denominated in foreign currencies. The Company's primary exchange rate exposure is with the Canadian dollar against the U.S. dollar. The Company's estimated net earnings exposure for foreign currency exchange rates was not material at June 30, 1999.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of shareholders held on April 20, 1999, two matters were put to a vote of the shareholders. Proxies were solicited from shareholders unable to attend the meeting. Proxy votes are included in the results that follow.

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

     The previous directors, Robert A. Kierlin, Stephen M. Slaggie, Michael M. Gostomski, John D. Remick, and Henry K. McConnon, were nominated. There were no other nominations. The five nominees each received and had withheld the number of votes set forth opposite their names below:

                                      Total Number of       Total Number of
         Name of Director             Votes Cast For        Votes Withheld
         ----------------             --------------        --------------
         Robert A. Kierlin               33,288,563              99,223
         Stephen M. Slaggie              33,288,405              99,381
         Michael M. Gostomski            33,283,445             104,341
         John D. Remick                  33,282,844             104,942
         Henry K. McConnon               33,283,374             104,412

     There were no abstentions or broker non-votes.

Matter 2. To ratify the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending December 31, 1999.

          Voting to ratify the appointment were 32,925,435 shares. Voting against the ratification were 19,278 shares. There were no broker non-votes. Abstentions totaled 443,073 shares.

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

              27 Financial Data Schedule

          (b) Reports on Form 8-K:

              No report on Form 8-K was filed by Fastenal Company during the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FASTENAL COMPANY

                                       /s/ Robert A. Kierlin
                                       ------------------------------------
                                       (Robert A. Kierlin, President)
                                       (Duly Authorized Officer)

Date July 23, 1999                     /s/ Daniel L. Florness
     -------------                     ------------------------------------
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