Form 10-Q
period 1999-09-30
FASTENAL COMPANY
filed 1999-10-27
CIK 815556

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999, or

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

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

           Class                                 Outstanding at October 15, 1999
----------------------------                     -------------------------------
Common Stock, $.01 par value                               37,938,688

                                FASTENAL COMPANY

                                      INDEX

                                                                                                 Page No.
                                                                                                 --------

Part I  Financial Information:

  Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998
                                                                                                    1
  Consolidated Statements of Earnings for the nine months and three months ended
      September 30, 1999 and 1998                                                                   2

  Consolidated Statements of Cash Flows for the nine months ended  September 30,
      1999 and 1998                                                                                 3

  Notes to Consolidated Financial Statements                                                        4

  Management's discussion  and  analysis of financial  condition  and results of
      operations                                                                                  5-11

  Quantitative and qualitative disclosures about market risk                                       11


Part II  Other Information:

  Exhibits and reports on Form 8-K                                                                 11


                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        FASTENAL COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                   (Unaudited)


                                                                                         September 30,         December 31,
                         Assets                                                              1999                 1998
--------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                 $          24,262,000            2,086,000
     Trade accounts receivable, net of allowance for doubtful
        accounts of $1,200,000 and $740,000, respectively                                 90,751,000           68,498,000
     Inventories                                                                          99,344,000           93,734,000
     Deferred income tax asset                                                             2,312,000            2,312,000
     Other current assets                                                                  5,818,000            6,637,000
--------------------------------------------------------------------------------------------------------------------------
              Total current assets                                                       222,487,000          173,267,000

Marketable securities                                                                        215,000              265,000
Property and equipment, less accumulated depreciation                                     78,733,000           74,212,000
Other assets, less accumulated amortization                                                3,386,000            3,490,000
--------------------------------------------------------------------------------------------------------------------------

              Total assets                                                     $         304,821,000          251,234,000
--------------------------------------------------------------------------------------------------------------------------


                     Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                                                          $          19,952,000           17,411,000
     Notes payable                                                                                 0            4,055,000
     Accrued expenses                                                                     12,695,000            8,999,000
     Income taxes payable                                                                  3,408,000              343,000
--------------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                                   36,055,000           30,808,000
--------------------------------------------------------------------------------------------------------------------------

Deferred income tax liability                                                              2,780,000            2,780,000
--------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Preferred stock                                                                               0                    0
     Common stock, 50,000,000 shares authorized
        37,938,688 shares issued and outstanding                                             379,000              379,000
     Additional paid-in capital                                                            4,424,000            4,424,000
     Retained earnings                                                                   261,665,000          213,615,000
     Accumulated other comprehensive loss                                                   (482,000)            (772,000)
--------------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                                 265,986,000          217,646,000
--------------------------------------------------------------------------------------------------------------------------

              Total liabilities and stockholders' equity                       $         304,821,000          251,234,000
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                                   (Unaudited)

                                                            Nine months ended                        Three months ended
                                                             September 30,                              September 30,
                                               ---------------------------------------    --------------------------------------
                                                       1999                  1998                 1999                 1998
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                      $    453,884,000           374,483,000          159,359,000          131,349,000

Cost of sales                                       215,814,000           176,435,000           76,112,000           61,834,000
--------------------------------------------------------------------------------------------------------------------------------
              Gross profit                          238,070,000           198,048,000           83,247,000           69,515,000

Operating and administrative
     expenses                                       157,970,000           131,422,000           55,739,000           46,400,000
--------------------------------------------------------------------------------------------------------------------------------
              Operating income                       80,100,000            66,626,000           27,508,000           23,115,000

Other income (expense):
     Interest income                                    309,000                 4,000              199,000                    0
     Interest expense                                   (57,000)             (905,000)                   0             (308,000)
     Gain on disposal of property
        and equipment                                   294,000                43,000              101,000               11,000
--------------------------------------------------------------------------------------------------------------------------------
              Total other income (expense)              546,000              (858,000)             300,000             (297,000)
--------------------------------------------------------------------------------------------------------------------------------

              Earnings before
                 income taxes                        80,646,000            65,768,000           27,808,000           22,818,000

Income tax expense                                   31,079,000            25,333,000           10,717,000            8,785,000
--------------------------------------------------------------------------------------------------------------------------------

              Net earnings                     $     49,567,000            40,435,000           17,091,000           14,033,000
--------------------------------------------------------------------------------------------------------------------------------

Basic and diluted earnings per share           $           1.31                  1.07                  .45                  .37
--------------------------------------------------------------------------------------------------------------------------------

Weighted average shares
     outstanding                                     37,938,688            37,938,688           37,938,688           37,938,688
--------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                                  Nine months ended
                                                                                                    Septmeber 30,
                                                                                      ----------------------------------------
                                                                                               1999                   1998
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                                    $       49,567,000           40,435,000
      Adjustments to reconcile net earnings to net cash
          provided by operating activities:
              Depreciation of property and equipment                                           9,112,000            7,700,000
              Gain on disposal of property and equipment                                        (294,000)             (43,000)
              Amortization of goodwill and non-compete                                           165,000              165,000
              Changes in operating assets and liabilities:
                  Trade accounts receivable                                                  (22,253,000)         (14,120,000)
                  Inventories                                                                 (5,610,000)         (12,304,000)
                  Other current assets                                                           819,000             (811,000)
                  Accounts payable                                                             2,541,000           (1,127,000)
                  Accrued expenses                                                             3,696,000            2,341,000
                  Income taxes payable                                                         3,065,000            1,477,000
------------------------------------------------------------------------------------------------------------------------------
                          Net cash provided by operating activities                           40,808,000           23,713,000
------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Additions of property and equipment, net                                               (23,219,000)         (25,298,000)
      Proceeds from sale of property and equipment                                             9,880,000            7,627,000
      Translation adjustment                                                                     290,000             (365,000)
      Proceeds from sale of marketable securities                                                 50,000                    0
      Increase in other assets                                                                   (61,000)             (89,000)
------------------------------------------------------------------------------------------------------------------------------
                          Net cash used in investing activities                              (13,060,000)         (18,125,000)
------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Net decrease in notes payable                                                           (4,055,000)          (3,570,000)
      Payment of dividends                                                                    (1,517,000)            (759,000)
------------------------------------------------------------------------------------------------------------------------------
                          Net cash used in financing activities                               (5,572,000)          (4,329,000)
------------------------------------------------------------------------------------------------------------------------------

                          Net increase in cash and
                              cash equivalents                                                22,176,000            1,259,000

Cash and cash equivalents at beginning of period                                               2,086,000              386,000
------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                            $       24,262,000            1,645,000
------------------------------------------------------------------------------------------------------------------------------


Supplemental disclosure of cash flow information:
      Cash paid during each period for:
          Income taxes                                                                $       27,381,000           23,856,000
------------------------------------------------------------------------------------------------------------------------------
          Interest                                                                    $           87,000              955,000
------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1999 and 1998

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

First nine months of 1999 vs. 1998
----------------------------------

Net sales for the first nine months of 1999 were $453,884,000, an increase of 21.2% over net sales of $374,483,000 for the comparable period in 1998. The increase came primarily from higher unit sales as unit prices experienced some deflation in certain products. Higher unit sales resulted primarily from increases in sales at existing store sites. The increases in sales at existing store sites are due primarily to increases in market share and, to a lesser extent, the introduction of new product lines at the existing sites. See discussion below related to the impact of hurricane Floyd. Sites opened in 1997 or earlier had average sales increases of 14.5%. The remainder of the 21.2% sales growth came from store sites opened in 1998 and during the first nine months of 1999. Twenty-four new store sites were added from October 1998 through September 1999.

During the first nine months of 1999, 23 new sites were opened; all sites opened as Fastenal(R) stores. The total sites at the end of the third quarter were 788, which consisted of 729 Fastenal(R) stores and 59 satellite stores.

The following table indicates product lines added to the original Fastenal(R) product line, the year of introduction, and the approximate percentage of total net sales related to each product line during the nine months ended September 30, 1999 and 1998:

          PRODUCT LINE                                   INTRODUCED          1999            1998
        ------------------------------------------- ------------------- -------------- ---------------
          Tools                                             1993              12.6%          12.0%/1/
        ------------------------------------------- ------------------- -------------- ---------------
          Cutting tools                                     1996               5.0%           4.9%
        ------------------------------------------- ------------------- -------------- ---------------
          Hydraulics & pneumatics                           1996               3.9%           3.4%
        ------------------------------------------- ------------------- -------------- ---------------
          Material handling                                 1996               5.8%           5.0%/1/
        ------------------------------------------- ------------------- -------------- ---------------
          Janitorial supplies                               1996               1.7%           1.5%/1/
        ------------------------------------------- ------------------- -------------- ---------------
          Electrical supplies                               1997               1.1%           */1/
        ------------------------------------------- ------------------- -------------- ---------------
          Welding supplies                                  1997               *              *
        ------------------------------------------- ------------------- -------------- ---------------
          Safety supplies                                   1999               *              */1/
        ------------------------------------------- ------------------- -------------- ---------------

           *    Less than 1% of net sales

      /1/ During the second quarter of 1999, a safety supplies product line was added. This product line consists of product formerly included in the Tools product line and, to a lesser extent, the Material handling, Janitorial supplies, and Electrical supplies product lines. Restated comparable numbers were not readily available.

Net earnings for the first nine months of 1999 were $49,567,000, an increase of 22.6% over net earnings of $40,435,000 for the comparable period in 1998. Operating income grew 20.2% from 1998 to 1999, a rate of growth less than the net sales rate of growth. The slower rate of growth in operating income occurred primarily because costs of sales increased at a 22.3% rate, a rate greater than the net sales growth rate. The impact of the lower gross profit was partially offset because operating expenses increased at a 20.2% rate, a rate less then the net sales growth rate. Net earnings increased at a 22.6% rate, a rate greater than the net sales growth rate, primarily because the elimination of outstanding debt caused the Company to have net interest income in 1999 versus net interest expense in 1998. The Company site personnel totaled 3,471 on September 30, 1999, an increase of 14.7% over the 3,025 on December 31, 1998.

The first nine months of 1999 showed a continuation of the lower sales growth rate experienced in the second half of 1998. This weakness relates to a slowdown in the manufacturing activity of customers we sell to in the U.S. and Canada. The weakness also reflects the impact of some deflation in the prices received for the sale of certain products. The impacts related specifically to the third quarter are discussed below.

     As was discussed in the Company's Form 10-Q for the quarter ended June 30, 1999, the Company estimated at the time that it would open approximately 50 store sites in 1999. The Company currently expects to open approximately 20 store sites in the fourth quarter of 1999. This will bring the 1999 total to approximately 43 store sites. The Company will continue to modify the planned openings throughout the year based on current results and the strength of the industrial marketplace.

Three months ended September 30, 1999 vs. 1998
----------------------------------------------

Net sales for the three months ended September 30, 1999 were $159,359,000, an increase of 21.3% over net sales of $131,349,000 for the comparable period in 1998. The increase came primarily from higher unit sales as unit prices experienced some deflation in certain products. Higher unit sales resulted primarily from increases in sales at existing store sites. The increases in sales at existing store sites are due primarily to increases in market share and, to a lesser extent, the introduction of new product lines at the existing sites. Sites opened in 1997 or earlier had average sales increases of 16.0%. The remainder of the 21.3% sales growth came from store sites opened in 1998 and during the first nine months of 1999.

During September 1999, the Company was impacted by several external factors. Hurricane Floyd reduced net sales growth in the month of September by approximately $500,000. This impact was primarily felt in North Carolina and parts of New Jersey. In addition, rising fuel costs increased transportation expenses by approximately $300,000.

The Company continues to see weakness in some sectors of United States manufacturing. Because of this, management anticipates the sales trends of the third quarter will continue throughout the fourth quarter.

During the three months ended September 30, 1999, 10 new sites were opened; all sites opened as Fastenal(R) stores.

The following table indicates product lines added to the original Fastenal(R) product line, the year of introduction, and the approximate percentage of total net sales related to each product line during the three months ended September 30, 1999 and 1998:

          PRODUCT LINE                                   INTRODUCED          1999            1998
        ------------------------------------------- ------------------- -------------- ---------------
          Tools                                             1993              12.5%          12.8%/1/
        ------------------------------------------- ------------------- -------------- ---------------
          Cutting tools                                     1996               4.9%           4.9%
        ------------------------------------------- ------------------- -------------- ---------------
          Hydraulics & pneumatics                           1996               3.9%           3.4%
        ------------------------------------------- ------------------- -------------- ---------------
          Material handling                                 1996               5.7%           5.1%/1/
        ------------------------------------------- ------------------- -------------- ---------------
          Janitorial supplies                               1996               1.7%           1.6%/1/
        ------------------------------------------- ------------------- -------------- ---------------
          Electrical supplies                               1997               1.1%           */1/
        ------------------------------------------- ------------------- -------------- ---------------
          Welding supplies                                  1997               *              *
        ------------------------------------------- ------------------- -------------- ---------------
          Safety supplies                                   1999               1.7            */1/
        ------------------------------------------- ------------------- -------------- ---------------

           *    Less than 1% of net sales

      /1/ During the second quarter of 1999, a safety supplies product line was added. This product line consists of product formerly included in the Tools product line and, to a lesser extent, the Material handling, Janitorial supplies, and Electrical supplies product lines. Restated comparable numbers were not readily available.

Net earnings for the three months ended September 30, 1999 were $17,091,000, an increase of 21.8% over net earnings of $14,033,000 for the comparable period in 1998. Operating income grew 19.0% from 1998 to 1999, a rate of growth less than the net sales rate of growth. The slower rate of growth in operating income occurred primarily because costs of sales increased at a 23.1% rate, a rate greater than the net sales growth rate. The impact of the lower gross profit was partially offset because operating expenses increased at a 20.1% rate, a rate less then the net sales growth rate. Net earnings increased at a 21.8% rate, a rate greater than the net sales growth rate, primarily because the elimination of outstanding debt caused the Company to have net interest income in 1999 versus net interest expense in 1998. The Company site personnel totaled 3,471 on September 30, 1999, an increase of 3.6% over the 3,352 on June 30, 1999.

See discussion above related to external impacts on operations during 1999.

Liquidity and Capital Resources
-------------------------------

The higher level of sales during the nine-month period resulted in the growth of trade accounts receivable and inventories. Property and equipment increased because of the expansion of two of the Company's distribution centers and its manufacturing facility, the purchase of software and hardware for the Company's information processing, the addition of certain pickup trucks and, to a lesser extent, additions for manufacturing and warehouse equipment. Disposals of property and equipment related to the planned disposition of certain pickup trucks and semi-tractors and trailers in the normal course. Cash requirements for these asset changes were satisfied from net earnings and the proceeds of asset disposals. As of September 30, 1999, the Company had no material outstanding commitments for capital expenditures.

Year 2000 Discussion
--------------------

State of Readiness - The Company's information system can be broken down into four distinct components: (1) point-of-sale (POS) system, (2) enterprise-wide information system, (3) warehouse management system, and (4) other systems/equipment. The state of readiness of each of these is as follows:

Beginning early in 1996, the Company began a rewrite of its point-of-sale system
(POS) which was, for the most part, completed in 1997. Testing began in 1997 and continued into 1998. As of September 30, 1999 the Company had approximately 635 stores operating with the new POS software. By the end of 1999 the Company expects to have all stores converted to the new POS software. In the event all stores are not converted by the end of 1999, the Company has been modifying its legacy POS system throughout 1998 and the first half of 1999. These modifications were materially completed and tested as of June 30, 1999. The Company plans to continue testing its POS systems for unknown issues.

Beginning early in 1997, the Company began to investigate new enterprise-wide information systems to replace its legacy enterprise-wide information system. In the second quarter of 1998 the Company finalized its selection of a Year 2000 ready enterprise-wide software package and hired an independent consulting firm to assist in the design and implementation of the new software package. Although the Company has significant depth within its own information system personnel, the outside firm was hired to provide additional resources related to the design and implementation of the new system and, more specifically, to assist in the design, programming, and implementation of the key interfaces between the new enterprise system, the POS system and the warehouse management systems. The general ledger went on-line January 1999, the expense portion of accounts payable went on-line May 1999, and demand planning went on-line July 1999. The Company plans to implement additional pieces of the inventory management and financial management functions in the last quarter of 1999 and the first half of 2000. The Company has been modifying its legacy inventory management and financial management systems throughout 1998 and the first half of 1999 so that any functions not implemented on the new system by the end of 1999 continue to function in the Year 2000. These modifications were materially completed and tested as of June 30, 1999. The Company's plan related to payroll processing, which is currently performed on an in-house developed system, is to implement this module of the new enterprise software in 2000. The Company has been modifying its current payroll system throughout 1998 and the first half of 1999. These modifications were materially completed as of June 30, 1999 and materially tested as of September 30, 1999. The Company plans to continue testing these systems for unknown issues.

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

Beginning early in 1998, the Company began to investigate the Year 2000 readiness of other systems/equipment. These consist primarily of technology in the Company's buildings, the Company's distribution, manufacturing, and transportation equipment, and in the Company's other infrastructure. The Company's Year 2000 Project Team will continue to conduct this investigation, which was materially complete as of June 30, 1999, throughout the rest of 1999. The Company believes, due to the age and type of equipment involved, that additional remediation efforts, if any, will be limited.

In 1998 the Company's Year 2000 Project Team also began an ongoing process of evaluating suppliers regarding their plans to remediate Year 2000 issues. The Company has grouped its suppliers by the product they supply, as well as if they are a domestic or foreign supplier. The Company has chosen to mitigate its supplier risk by having multiple vendors available, when possible, for the various products supplied. No single supplier accounted for more than 5% of the Company's purchases in 1998 or in the first three quarters of 1999.

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

Costs to Address the Year 2000 Issue - The total cost for hardware, software, and implementation related to the POS system is estimated at $8.0 million. The total cost for hardware, software, and implementation related to the enterprise-wide information system is estimated at $9.0 million. The Company has approximately $1.1 million yet to spend on its new POS system and approximately $2.3 million yet to spend on the new enterprise-wide information system. The Company does not separately track internal costs incurred for the Year 2000 issue. The internal costs primarily consist of payroll and related expenses.

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

Contingency Plans - The Company's Year 2000 Project Team's initiatives include the development of contingency plans in the event the Company has not completed all of its remediation plans in a timely manner. In addition, the Year 2000 Project Team is in a continuous process of developing contingency plans in the event that any third parties who provide goods or services essential to the Company's business fail to appropriately address their Year 2000 issues. The Company contingency plans were materially completed on September 30, 1999; however, modifications to these plans are expected throughout 1999. The Year 2000 Project Team consists of personnel from management, information systems/technology and legal areas.

The Company's contingency planning focused on: (1) defining key communication paths within the organization, (2) establishing levels of responsibility and authority in the Company's distributed workforce if a Year 2000 issue makes normal operations difficult, and (3) working throughout the entire Company to establish manual procedures to accomplish critical business processes. The contingency plan consists of a communication strategy and contact list, a redefinition of roles and responsibility for "critical" situations, and the creation of manual procedures at all levels of the Company to deal with the loss of power, the loss of phone service, or the loss computer systems. The Company also has plans to alter a number of the normal end of year activities in order to be better prepared for any problems which may arise and to increase the monitoring of inventory related to certain parts considered key items.

Certain Risks and Uncertainties
-------------------------------

This discussion contains statements that are not historical in nature and that are intended to be, and are hereby identified as, "forward-looking statements" under the Private Securities Litigation Reform Act of 1995, including statements regarding anticipated sales trends, planned store openings, planned technology conversions and remediation of Year 2000 issues. The following factors are among those that could cause the Company's actual results to differ materially from those predicted in such forward-looking statements: (i) an upturn or downturn in the economy could impact sales at existing stores and the rate of new store openings, (ii) a change, from that projected, in the number of smaller communities able to support future store sites could impact the rate of new store openings, (iii) the ability of the Company to develop product expertise at the store level, to identify future product lines that complement existing product lines, to transport and store certain hazardous products and to otherwise integrate new product lines into the Company's existing stores and distribution network could impact sales and margins, (iv) the ability of the Company to successfully attract and retain qualified personnel to staff the Company's smaller community stores could impact sales at existing stores and the rate of new store openings,

(v) changes in governmental regulations related to product quality or product source traceability could impact the cost to the Company of regulatory compliance, (vi) inclement weather could impact the Company's distribution network, (vii) foreign currency fluctuations or changes in trade relations could impact the ability of the Company to procure products overseas at competitive prices and the Company's foreign sales, (viii) disruptions caused by the implementation of the Company's new management information systems infrastructure could impact sales, (ix) unforeseen disruptions associated with "Year 2000 Computer Problems" could impact sales and the Company's ability to order and pay for product, and (x) changes in the rate of new store openings could impact expenditures for computers and other capital equipment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from changes in interest rates and foreign currency exchange rates. Changes in these factors cause fluctuations in the Company's earnings and cash flows. The Company evaluates and manages exposure to these market risks as follows:

Interest Rates - The Company has a $10 million line of credit of which $0 was outstanding at September 30, 1999. The line bears interest at .9% over the LIBOR rate.

Foreign Currency Exchange Rates - Foreign currency fluctuations can affect the Company's net investments and earnings denominated in foreign currencies. The Company's primary exchange rate exposure is with the Canadian dollar against the U.S. dollar. The Company's estimated net earnings exposure for foreign currency exchange rates was not material at September 30, 1999.

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

         27 Financial Data Schedule

     (b) Reports on Form 8-K:

         No report on Form 8-K was filed by Fastenal Company during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               FASTENAL COMPANY


                                               /s/ Robert A. Kierlin
                                               ---------------------------------
                                               (Robert A. Kierlin, President)
                                               (Duly Authorized Officer)




Date October 27, 1999                          /s/ Daniel L. Florness
     ----------------                          ---------------------------------
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