Form 10-K405
period 1999-12-31
FASTENAL COMPANY
filed 2000-03-13
CIK 815556

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-K

 (Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ______________________

Commission file number 0-16125

                                FASTENAL COMPANY
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                            41-0948415
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

       2001 Theurer Boulevard
         Winona, Minnesota                                      55987-1500
----------------------------------------                      --------------
(Address of principal executive offices)                        (Zip Code)

                                 (507) 454-5374
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 1, 2000 was $1,307,989,774. For purposes of determining this number, all executive officers and directors of the registrant as of March 1, 2000 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 1, 2000, the registrant had 37,938,688 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated by reference in Part II. Portions of the registrant's Proxy Statement for the annual meeting of shareholders to be held April 18, 2000 are incorporated by reference in Part III.


                           FORWARD LOOKING STATEMENTS

This Form 10-K, including the sections in Part I hereof captioned "Item 1. Business - Development of the Business", "Item 1. Business - Products", "Item 1. Business - Manufacturing Operations", and "Item 2. Properties", and the sections in Part II hereof captioned "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding new store and distribution center openings, markets for new stores, hiring of sales personnel, introduction of new product lines, foreign operations, technology conversions, growth in value added services, leasing of new stores, capital expenditures and dividends. A discussion of certain risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements is included in the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 in the section thereof captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations", which section has been incorporated in this Form 10-K by reference. The registrant assumes no obligation to update either such forward-looking statements or the discussion of such risks and uncertainties.


                                     PART I

ITEM 1. BUSINESS

Fastenal Company ("Fastenal Company" and, together with its wholly owned subsidiaries, Fastenal Company Services, Fastenal Company Purchasing, Fastenal Company Leasing, Fastenal Canada Company, Fastenal Mexico, S. de R.L. de C.V., and Fastenal Mexico Services, S. de R.L. de C.V., collectively, "the Company") began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. As of December 31, 1999, the Company had 809 store sites located in 48 states, Puerto Rico, and Canada and 3,670 people employed at these sites. Fifty-nine of these sites were satellite stores of an existing site.

The Company sells industrial and construction supplies. These industrial and construction supplies are grouped into nine product lines described further below.

The Company operated eleven distribution centers as of December 31, 1999 from which the Company distributes products to its store sites, and operates a facility in Memphis, Tennessee to receive and package goods coming from suppliers outside of the United States.

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

The Company opened its first store site in Winona, Minnesota, a city with a population of approximately 25,000. The following table shows the number of Company store sites during each of the last ten years and the related consolidated net sales for each year during that period:

                    1999      1998      1997      1996      1995      1994      1993     1992     1991     1990
------------------------------------------------------------------------------------------------------------------
Number of
   store sites
   at year end         809       766       644       484       375       315       253      200      158      126

Net sales (in
   thousands)    $ 609,186   503,100   397,992   287,691   222,555   161,886   110,307   81,263   62,305   52,290


As of December 31, 1999, the Company operated 809 store sites located in:


Alabama        15       Iowa             18       Nebraska          7        Rhode Island       3
Arizona        4        Kansas           14       Nevada            4        South Carolina    11
Arkansas       13       Kentucky         12       New Hampshire     8        South Dakota       6
California     33       Louisiana        12       New Jersey        7        Tennessee         18
Colorado       10       Maine            6        New Mexico        5        Texas             54
Connecticut    9        Maryland         9        New York          21       Utah               8
Delaware       3        Massachusetts    10       North Carolina    26       Vermont            3
Florida        21       Michigan         37       North Dakota      7        Virginia          20
Georgia        23       Minnesota        25       Ohio              43       Washington        19
Idaho          7        Mississippi      10       Oklahoma          13       West Virginia     10
Illinois       34       Missouri         14       Oregon            14       Wisconsin         36
Indiana        32       Montana          7        Pennsylvania      34       Wyoming            3

Puerto Rico    4        Canada           47


The Company has closed only four store sites in its history.

The Company selects new locations for its stores based on their proximity to the Company's distribution network, population statistics, and employment data for manufacturing and construction. The Company intends to continue opening new store sites and currently expects the rate of new store openings to be approximately 10 to 15% per year.

The Company stocks all new stores with an inventory drawn from all of its product lines. Subsequent to a site's opening, the site personnel customize the inventory offering to that site's customer base. The Company has two types of stores: (1) the stand-alone store and (2) the satellite store. The stand-alone store is typically located in cities with a population in excess of 8,000. The Company believes approximately 1,000 markets in the United States and Canada (including those in which existing stand-alone stores are already located) has sufficient potential to justify this type of store. Many of the future potential markets for stand-alone stores are located in smaller communities. The second type, the satellite store, operates as a satellite of a stand-alone store. The satellite store is usually located within 30 miles of the stand-alone (mother) store and is typically managed by personnel at the mother store. The Company has satellite stores located in communities with a population as small as 2,000. In most cases, the Company was already doing business in this community from the mother store, but the addition of a physical presence in the community provided sales increases from that community. Of the 44 stores opened during 1999, 10 opened as satellite stores. Although the Company cannot be sure of the success of these stores, the Company believes that their success could lead to approximately 500 satellite store sites in the United States and Canada. Some of these satellite stores are expected to eventually become stand-alone stores.

The Company opened 20 store sites in Canada in 1997, nine in 1998, and five in 1999, and plans to open additional store sites in Canada in the future. The Company opened one store site in Puerto Rico in 1997, three in 1998, and none in 1999, and plans to open additional store sites in Puerto Rico in the future. The stores in Canada and Puerto Rico contributed less than 5% of the Company's consolidated net sales in 1999. In 1999 the Company sold products into Mexico from its existing stores along the border between the United States and Mexico. The Company also established a Mexican subsidiary in 1998. This subsidiary is expected to employ sales personnel to sell directly into Mexico in the future.

No assurance can be given that any of the expansion plans described above will be achieved, or that new stores, once opened, will be profitable.

It has been the Company's experience that near-term profitability has been adversely affected by the opening of new store sites, due to the related start-up costs and the time necessary to generate a customer base. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. As a result of this process, sales volume builds slowly and it typically requires nine to 12 months for a new store to achieve its first profitable month. The one store opened in the first quarter of 1999 was profitable in the fourth quarter of 1999.

For 1999, annual sales volumes of store sites operating at least five years ranged between approximately $198,000 and $4,670,000, with 75% of these store sites having annual sales volumes within the range of approximately $453,000 to $1,951,000. The data in the following table shows the growth in the average sales of the Company's store sites from 1998 to 1999 based on each site's age. The store sites opened in 1999 contributed approximately $1.9 million (or approximately 0.3%) of the Company's consolidated net sales in 1999, with the remainder coming from store sites opened prior to 1999.

                                       Number of store
Age of store site as of     Year     sites in group as of    Average         Average      Percent
   December 31, 1999       Opened     December 31, 1999     sales 1998     sales 1999     change
-------------------------------------------------------------------------------------------------
0-1 year old                 1999             44           $     --        $   44,000(1)    -- %
1-2 years old                1998(2)         121              144,000(1)      393,000       --
2-3 years old                1997            160              348,000         470,000      35.1
3-4 years old                1996            109              500,000         595,000      19.0
4-5 years old                1995             60              566,000         666,000      17.7
5-6 years old                1994             62              596,000         678,000      13.8
6-7 years old                1993             53              755,000         836,000      10.7
7-8 years old                1992             42              887,000       1,007,000      13.5
8-9 years old                1991             32            1,036,000       1,102,000       6.4
9-10 years old               1990             28            1,218,000       1,361,000      11.7
10-11 years old              1989             23            1,278,000       1,454,000      13.8
11-14 years old           1986-1988           40            1,529,000       1,749,000      14.4
14+ years old             1967-1985           35            1,981,000       2,116,000       6.8

(1) Average sales include sales of store sites open for less than the full fiscal year.

(2) During 1999 one store site in this group closed. The 1998 average reflects 122 stores sites and the 1999 average reflects 121.5 store sites

As of December 31, 1999, the Company operated distribution centers in or near Winona, Minnesota; Indianapolis, Indiana; Dallas, Texas; Atlanta, Georgia; Scranton, Pennsylvania; Fresno, California; Lakewood, Washington; Akron, Ohio; Salt Lake City, Utah; Winston-Salem, North Carolina; and Kansas City, Missouri. Distribution centers are located so as to permit twice-a-week to five times-a-week deliveries to Company stores using Company trucks and overnight delivery by surface common carrier. As the number of stores increases, the Company intends to add new distribution centers.

The Company also operates a packaging facility in Memphis, Tennessee. This facility receives freight containers from foreign suppliers and repackages the items in standard packages using high-speed equipment.

The Company operates a central UNIX/terminal-based computer system allowing automatic data exchange between the stores and the distribution centers during regular business hours. The use of client/server technology allows the Company's network of UNIX-based machines to serve networked personal computers and workstations. The Company converted a portion of this central processing system in 1999 to a new computer software and operating system and plans to convert additional modules during 2000.

During 1999, the Company had two point-of-sale systems at the store level. The first was a UNIX/terminal based computer system (legacy point-of-sale system) and the second a Microsoft Windows NT system (NT Point-of-sale system). The development of the NT Point-of-sale system began in 1996. During 1997 and 1998 the Company tested its NT Point-of-sale system in a limited number of store locations. At the end of 1998, approximately 120 stores were using the NT Point-of-sale system. The Company converted all remaining stores from the legacy point-of-sale system to the NT Point-of-sale system during 1999.

Trademarks

The Company conducts its business in the United States and Canada under various trademarks and service marks, including Fastenal(R), FastTool(R), SharpCut(R), EquipRite(R), CleanChoice(R), PowerPhase(TM) and FastArc(TM). Although the Company does not believe its operations are substantially dependent upon any of its trademarks or service marks, the Company considers its "Fastenal" name and other trademarks and service marks to be valuable to its business.

Products

The Company's original product offering in 1967 was fasteners and other industrial and construction supplies, many of which are sold under the Fastenal(R) product name. Today, this product line consists of approximately 66,000 different stock items. This product line may be divided into two broad categories: threaded fasteners, such as bolts, nuts, screws, studs, and related washers; and other industrial and construction supplies, such as paints, various pins and machinery keys, concrete anchors, batteries, sealants, metal framing systems, wire rope, stainless strut, private label stud anchors, rivets, and related accessories.

Threaded fasteners are used in most manufactured products and building projects, and in the maintenance and repair of machines and structures. Although some aspects of the threaded fastener market are common to all cities, the Company feels that each city's market is to some extent unique. Therefore, the Company opens each store with minimal base stocks of inventory and then tailors the growing inventory to the local market demand as it develops. Threaded fasteners accounted for approximately 51%, 55%, and 61% of the Company's consolidated net sales in 1999, 1998 and 1997, respectively.

Concrete anchors make up the largest portion of the other supply items included in the Fastenal(R) product line. Most concrete anchors use threaded fasteners as part of the completed anchor assembly.

During the 1990's, the Company added eight additional product lines. These product lines are sold through the same distribution channel as the original Fastenal(R) product line and include the following:

                                          Approximate
                                Year       number of    Private label
Product line:                introduced   stock items    product name
--------------------------- ------------ ------------- ---------------

Tools                           1993         40,000     FastTool(R)
Cutting Tools                   1996         18,000     SharpCut(R)
Hydraulics and Pneumatics       1996         18,000
Material Handling               1996          7,000     EquipRite(R)
Janitorial Supplies             1996          4,000     CleanChoice(R)
Electrical Supplies             1997          5,000     PowerPhase(TM)
Welding Supplies(1)             1997          3,000     FastArc(TM)
Safety supplies                 1999          1,000

(1)  Excluding gas and welding machines.

The Company plans to add other industrial product lines in the future.

Inventory Control

The Company controls inventory by using computer systems to determine desired stock levels. The data used for this purpose is derived from reports showing sales activity by stock item for the previous three years. Computers then convert this data to typical store maximum-minimum inventory levels for each stock item. Stores can deviate from preset inventory levels as deemed appropriate by their district managers. Inventories in distribution centers are established from computerized sales data for the stores served by the respective centers.

Manufacturing and Support Services Operations

In 1999 approximately 94.8% of the Company's consolidated net sales were attributable to products manufactured by other companies to industry standards. The remaining amount of approximately 5.2% of the Company's consolidated net sales for 1999 related to products manufactured, modified or repaired by either the Company's Manufacturing Division or its Support Services. The manufactured products consist primarily of non-standard sizes of threaded fasteners made to customers' specifications. The services provided by the Support Services group include, but are not limited to, items such as tool repair, band saw blade welding and light manufacturing. The Company engages in these activities primarily as a service to its customers and does not expect any significant growth in the foreseeable future in the proportion of the Company's consolidated net sales attributable to these value added services.

Sources of Supply

The Company uses a large number of suppliers for the approximately 162,000 standard stock items it distributes. Most items distributed by the Company can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. No single supplier accounted for more than 5.0% of the Company's purchases in 1999.

Customers and Marketing

The Company believes its success can be attributed to its ability to offer customers in small to medium-sized cities a full line of products at convenient locations, and to the high quality of the Company's employees. Most of the Company's customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufacturers and maintenance and repair operations. Other users of the Company's products include farmers, truckers, railroads, mining companies, municipalities, schools, and certain retail trades. As of December 31, 1999, the Company's total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 108,000.

During each of the three years ended December 31, 1999, no one customer accounted for a significant portion of the Company's sales. The Company believes that the large number of its customers together with the varied markets that they represent provide some protection to the Company from economic downturns in a particular market.

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

Employees

As of December 31, 1999, the Company employed a total of 5,493 full and part-time employees, 3,670 being store managers and store employees, and the balance being employed in the Company's distribution centers, packaging facility, manufacturing operations, service operations and home office.

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


ITEM 2. PROPERTIES

The Company owns six facilities in Winona, Minnesota. These facilities are as follows:

                                                             Approximate
Purpose                                                      Square Feet
--------------------------------------------------------------------------

Distribution center and home office                            213,000
Manufacturing facility                                          50,000 (1)
Winona store and regional training center                       13,000
Winona support services                                         55,000 (2)
Rack and shelving storage                                       42,000
Multi-building complex which houses certain operations of
  its Manufacturing Division and its Support Services group     30,000

The Company also owns the following facilities, excluding store locations, outside of Winona, Minnesota:

                                                             Approximate
Purpose                    Location                          Square Feet
--------------------------------------------------------------------------

Distribution center        Indianapolis, Indiana                76,000 (3)
Distribution center        Atlanta, Georgia                     54,000
Distribution center        Dallas, Texas                        95,000
Distribution center        Scranton, Pennsylvania               80,000
Distribution center        Akron, Ohio                         102,000

(1) The Winona, Minnesota manufacturing facility is currently being expanded to approximately 100,000 square feet.

(2) This facility was purchased in November 1999 and is currently being renovated for future use.

(3) A new distribution center in Indianapolis, Indiana was purchased in November 1999. The new distribution center has approximately 414,000 square feet and is currently being renovated for future use. The existing facility will either be sold or leased once the distribution center operations have moved to the new location.

In addition, the buildings that house the Company's stores in Mason City, Iowa; St. Joseph, Missouri; Wichita Falls and Texarkana, Texas; Salina, Topeka, and Wichita, Kansas; Vicksburg, Mississippi; Kokomo, Indiana, Appleton, Wisconsin; Muskegon, Michigan; and Rochester, Minnesota. are owned by the Company. As of December 1999, the Company was in the process of building a store location in Elmira, New York.

All other buildings occupied by the Company are leased. Leased stores range from approximately 1,200 to 8,000 square feet, with lease terms of up to 48 months. The Company also leases the following distribution centers and packaging facility:

                                                      Approximate   Lease Expiration   Lease Renewal Options
Purpose               Location                        Square Feet         Date
--------------------- ------------------------------- ------------- ------------------ -----------------------
Distribution center   Lakewood, Washington                40,000     February 2002             None
Distribution center   Fresno, California                  52,500     February 2002        Three one-year
                                                                                             periods(1)
Distribution center   Salt Lake City, Utah                12,100     November 2002             None
Distribution center   Winston-Salem, North Carolina       58,400      October 2000     Two one-year periods(1)
Packaging facility    Memphis, Tennessee                 115,000     December 2000     One two-year period(1)
Distribution center   Kansas City, Missouri               40,000       April 2001      One two-year period(1)


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

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Fastenal Company are:

             Name             Age                Position
     --------------------------------------------------------------------------

     Robert A. Kierlin         60       Chairman of the Board, President, Chief
                                        Executive Officer and Director

     Willard D. Oberton        41       Vice President, Chief Operating Officer
                                        and Director

     Stephen M. Slaggie        60       Secretary and Director

     Daniel L. Florness        36       Treasurer, Chief Financial Officer and
                                        Chief Accounting Officer


Mr. Kierlin has been the Chairman of the Board, President and Chief Executive Officer of Fastenal Company and has served as a director of Fastenal Company since Fastenal Company's incorporation in 1968.

Mr. Oberton has been the Vice President and Chief Operating Officer of Fastenal Company since March 1997 and has served as a director of Fastenal Company since June 1999. From June 1986 through March 1997, Mr. Oberton held the position of general operations manager of Fastenal Company.

Mr. Slaggie has been the Secretary of Fastenal Company and has served as a director of Fastenal Company since 1970. He became a full-time employee of Fastenal Company in December 1987, at which time he assumed the additional duties of Shareholder Relations Director and Insurance Risk Manager. From 1970 through June 1996, Mr. Slaggie also served as the Treasurer of Fastenal Company.

Mr. Florness has been the Treasurer, Chief Financial Officer and Chief Accounting Officer of Fastenal Company since June 1996. From January 1987 through May 1996, Mr. Florness was employed by KPMG LLP, a public accounting firm. Mr. Florness served in the capacity of senior manager from July 1992 through May 1996 with that firm.

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

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, Common Stock Data on page 9.


ITEM 6. SELECTED FINANCIAL DATA

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, Six-Year Selected Financial Data on page 4.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, Management's Discussion & Analysis of Financial Condition & Results of Operations on pages 5-8.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, Market Risk Management on page 7.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, Selected Quarterly Financial Data (Unaudited) on page 9, and Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Independent Auditors' Report on pages 10-20.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information appearing under the headings "Election of Directors--Nominees and Required Vote", pages 4 and 5, and "Section 16(a) Beneficial Ownership Reporting Requirements", page 11, in Fastenal Company's Proxy Statement dated March 14, 2000. See also Part I hereof under the heading "Item X. Executive Officers of the Registrant".


ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the headings "Election of Directors--Board and Committee Meetings", page 5, "Executive Compensation--Summary of Compensation", page 6, and "Executive
Compensation--Compensation Committee Interlocks and Insider Participation", page 7, in Fastenal Company's Proxy Statement dated March 14, 2000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management", pages 2 and 3, in Fastenal Company's Proxy Statement dated March 14, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

a)   1.  Financial Statements:

             Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Earnings for the years ended December
               31, 1999, 1998, and 1997
             Consolidated Statements of Stockholders' Equity and Comprehensive
               Income for the years ended December 31, 1999, 1998, and 1997
             Consolidated Statements of Cash Flows for the years ended
               December 31, 1999, 1998, and 1997
             Notes to Consolidated Financial Statements
             Independent Auditors' Report

             (Incorporated by reference to pages 10-20 of Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999)

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

             10.1 Description of bonus arrangement for Vice President (incorporated by reference to Exhibit 10 to Fastenal Company's Form 10-K for the year ended December 31, 1997)

             10.2 Description of bonus arrangement for Treasurer (incorporated by reference to Exhibit 10.2 to Fastenal Company's Form 10-K for the year ended December 31, 1998)

             13 Annual Report to Shareholders for the fiscal year ended December 31, 1999 (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)

             21    List of Subsidiaries

             23    Consent of KPMG LLP

             27    Financial Data Schedule

             Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

b)   Reports on Form 8-K

     Fastenal Company filed no report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.

                    Independent Auditors' Report on Schedule




The Board of Directors and Stockholders
Fastenal Company:


Under date of January 19, 2000, except as to Note 4, which is as of January 25, 2000, we reported on the consolidated balance sheets of Fastenal Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                   /s/ KPMG LLP
                                                   KPMG LLP






Minneapolis, Minnesota
January 19, 2000, except as to
Note 4, which is as of January 25, 2000

                                FASTENAL COMPANY

                 Schedule II--Valuation and Qualifying Accounts

                  Years ended December 31, 1999, 1998, and 1997

                                          "Additions"    "Additions"
                             Balance at    charged to      charged                        Balance
                             beginning     costs and       to other        "Less"         at end
      Description             of year       expenses       accounts      deductions       of year
---------------------------------------------------------------------------------------------------
Year ended December 31,
   1999 allowance for
   doubtful accounts        $  740,000     $3,566,000     $        0     $2,906,000     $1,400,000

Year ended December 31,
   1998 allowance for
   doubtful accounts        $  660,000     $3,493,000     $        0     $3,413,000     $  740,000

Year ended December 31,
   1997 allowance for
   doubtful accounts        $  540,000     $1,614,000     $        0     $1,494,000     $  660,000


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2000

                                       FASTENAL COMPANY


                                       By /s/ Robert A. Kierlin
                                          --------------------------------
                                          Robert A. Kierlin, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 13, 2000                   By /s/ Robert A. Kierlin
                                          -------------------------------------
                                          Robert A. Kierlin, President
                                            (Principal Executive Officer) and
                                            Director

Date: March 13, 2000                   By /s/ Daniel L. Florness
                                          -------------------------------------
                                          Daniel L. Florness, Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

Date: March 13, 2000                   By /s/ Stephen M. Slaggie
                                          -------------------------------------
                                          Stephen M. Slaggie, Director

Date: March 13, 2000                   By /s/ Michael M. Gostomski
                                          -------------------------------------
                                          Michael M. Gostomski, Director

Date: March 13, 2000                   By /s/ Henry K. McConnon
                                          -------------------------------------
                                          Henry K. McConnon, Director

Date: March 13, 2000                   By /s/ John D. Remick
                                          -------------------------------------
                                          John D. Remick, Director

Date: March 13, 2000                   By /s/ Robert A. Hansen
                                          -------------------------------------
                                          Robert A. Hansen, Director

Date: March 13, 2000                   By /s/ Willard D. Oberton
                                          -------------------------------------
                                          Willard D. Oberton, Director

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

10.2     Description of bonus arrangement for Treasurer
         (incorporated by reference to Exhibit 10.2 to Fastenal Company's Form 10-K for the year ended
         December 31, 1998)

13       Annual Report to Shareholders for the fiscal year
         ended December 31, 1999 (only those portions
         specifically incorporated by reference herein shall
         be deemed filed with the Commission)...............Electronically Filed

21       List of Subsidiaries ..............................Electronically Filed

23       Consent of KPMG LLP ...............................Electronically Filed

27       Financial Data Schedule............................Electronically Filed