Form 10-Q
period 2000-03-31
FASTENAL COMPANY
filed 2000-04-17
CIK 815556

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ______________________

Commission file number 0-16125

                                FASTENAL COMPANY
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Minnesota                                            41-0948415
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

            2001 Theurer Boulevard
                Winona, Minnesota                              55987-1500
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No [_]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

   Class                                     Outstanding at April 15, 2000
--------------------------------------------------------------------------------
   Common Stock, $.01 par value                      37,938,688

                                FASTENAL COMPANY

                                      INDEX


                                                                       Page No.
                                                                       --------
Part I  Financial Information:

     Consolidated Balance Sheets as of March 31, 2000 and
        December 31, 1999                                                   1

     Consolidated  Statements  of Earnings for the three months ended
        March 31, 2000 and 1999                                             2

     Consolidated  Statements  of Cash Flows for the three  months
        ended  March 31, 2000 and 1999                                      3

     Notes to Consolidated Financial Statements                             4

     Management's  discussion  and  analysis of financial
        condition  and results of operations                              5-7

     Quantitative and qualitative disclosures about market risk             8


Part II  Other Information:

     Exhibits and reports on Form 8-K                                       8

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        FASTENAL COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets
                 (Amounts in thousands except share information)

                                   (Unaudited)

                                                                                March 31,         December 31,
                                    Assets                                        2000              1999
--------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                 $ 40,234               27,849
     Trade accounts receivable, net of allowance for doubtful
        accounts of $1,700 and $1,400, respectively                              97,464               84,563
     Inventories                                                                110,791              106,597
     Deferred income tax asset                                                    2,886                2,886
     Other current assets                                                         5,477                5,510
-------------------------------------------------------------------------------------------------------------
              Total current assets                                              256,852              227,405

Marketable securities                                                               146                  215
Property and equipment, less accumulated depreciation                            92,638               87,630
Other assets, less accumulated amortization                                       3,344                3,371
-------------------------------------------------------------------------------------------------------------

              Total assets                                                     $352,980              318,621
=============================================================================================================

                     Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                                                          $ 23,617               19,325
     Accrued expenses                                                            14,117               11,785
     Income taxes payable                                                        11,352                2,551
-------------------------------------------------------------------------------------------------------------
              Total current liabilities                                          49,086               33,661
-------------------------------------------------------------------------------------------------------------

Deferred income tax liability                                                     5,000                3,000
-------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Preferred stock                                                                  0                    0
     Common stock, 50,000,000 shares authorized
        37,938,688 shares issued and outstanding                                    379                  379
     Additional paid-in capital                                                   4,424                4,424
     Retained earnings                                                          294,564              277,553
     Accumulated other comprehensive loss                                          (473)                (396)
-------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                        298,894              281,960
-------------------------------------------------------------------------------------------------------------
              Total liabilities and stockholders' equity                       $352,980              318,621
=============================================================================================================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                (Amounts in thousands except earnings per share.)

                                   (Unaudited)

                                                           Three months ended
                                                              March 31,
                                                   -----------------------------
                                                        2000             1999
--------------------------------------------------------------------------------


Net sales                                      $        176,268         140,634

Cost of sales                                            84,081          66,845
-------------------------------------------------------------------------------
              Gross profit                               92,187          73,789

Operating and administrative
     expenses                                            60,152          48,668
-------------------------------------------------------------------------------
              Operating income                           32,035          25,121

Other income (expense):
     Interest income                                        639               0
     Interest expense                                         0             (57)
     (Loss) gain on disposal of
        property and equipment                              (78)             14
-------------------------------------------------------------------------------
              Total other income (expense)                  561             (43)
-------------------------------------------------------------------------------

              Earnings before
                 income taxes                            32,596          25,078

Income tax expense                                       12,550           9,663
-------------------------------------------------------------------------------

              Net earnings                     $         20,046          15,415
===============================================================================

Basic and diluted earnings per share           $            .53             .41
===============================================================================

Weighted average shares
     outstanding                                         37,939          37,939
===============================================================================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                   (Unaudited)

                                                                                       Three months ended
                                                                                           March 31,
                                                                                     ---------------------
                                                                                       2000        1999
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                                   $ 20,046      15,415
      Adjustments to reconcile net earnings to net cash
          provided by operating activities:
              Depreciation of property and equipment                                    2,717       3,051
              Loss (gain) on disposal of property and equipment                            78         (14)
              Deferred income taxes                                                     2,000           0
              Amortization of goodwill and non-compete                                     55          55
              Changes in operating assets and liabilities:
                  Trade accounts receivable                                           (12,901)    (12,181)
                  Inventories                                                          (4,194)       (317)
                  Other current assets                                                     33         577
                  Accounts payable                                                      4,292       3,585
                  Accrued expenses                                                      2,332       2,014
                  Income taxes payable                                                  8,801       8,044
----------------------------------------------------------------------------------------------------------
                          Net cash provided by operating activities                    23,259      20,229
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Additions of property and equipment, net                                        (10,447)     (7,304)
      Proceeds from sale of property and equipment                                      2,644       1,898
      Translation adjustment                                                              (77)        107
      Decrease in marketable securities                                                    69          50
      Increase in other assets                                                            (28)        (22)
----------------------------------------------------------------------------------------------------------
                          Net cash used in investing activities                        (7,839)     (5,271)
----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Net decrease in notes payable                                                         0      (4,055)
      Payment of dividends                                                             (3,035)     (1,516)
----------------------------------------------------------------------------------------------------------
                          Net cash used in
                              financing activities                                     (3,035)     (5,571)
----------------------------------------------------------------------------------------------------------

                          Net increase in cash and
                              cash equivalents                                         12,385       9,387

Cash and cash equivalents at beginning of period                                       27,849       2,086
----------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                           $ 40,234      11,473
==========================================================================================================

Supplemental disclosure of cash flow information:
      Cash paid during each period for:
          Income taxes                                                               $  1,749         986
==========================================================================================================
          Interest                                                                   $      0           7
==========================================================================================================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's consolidated financial statements as of and for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements. (Dollar amounts are in thousands.)

Three months ended March 31, 2000 vs. 1999

Net sales for the three months ended March 31, 2000 were $176,268, an increase of 25.3% over net sales of $140,634 for the comparable period in 1999. The increase came primarily from higher unit sales. Higher unit sales resulted primarily from increases in sales at existing store sites. The increases in sales at existing store sites are due primarily to increases in market share and, to a lesser extent, the introduction of new product lines at the existing sites. Sites opened in 1998 or earlier had average sales increases of 22.2%. The remainder of the 25.3% sales growth came from store sites opened in 1999 and during the first three months of 2000.

The first quarter of 2000 proved to be a successful quarter for the Company. The strong sales growth allowed additional leverage on the infrastructure of the organization during the quarter. This leverage was tempered somewhat by the impact of rising fuel costs. The impact was approximately $600 pretax (or $.01 per share after tax) of additional vehicle and freight costs. As we move into the second quarter, we will continue our planned investment in additional people and selling locations. The Company's goal of adding approximately 25% more sales personnel and approximately 100 stores for the year remains unchanged. Many of these additional personnel will be added in the second and third quarters, while the additional selling locations will be spread out over the remaining three-quarters of 2000. The Company will continue to modify these plans throughout the year based on current results and the strength of the industrial marketplace. Along with the strong results for the quarter, the Company's cash continued to grow, ending the quarter at over $40 million.

During March we announced the release of a new Internet / e-commerce site (www.fastenal.com). The response has been very strong. The four weeks since the release has seen a fourfold increase in the number of customers purchasing over the Internet and a threefold increase in Internet sales volume when compared to February 2000.

Also in March we moved into our new distribution center in Indianapolis, Indiana. While the 400,000 square foot facility is larger than our current distribution needs, the property was purchased at a very competitive price and the extra space will allow us to explore the possibility of providing logistics services to other firms. Our Manufacturing Division began utilizing its expanded Winona plant during the quarter. The expanded plant now consists of over 100,000 square feet and will allow the growing business to continue to provide high quality service to our customers.

During the three months ended March 31, 2000, 12 new sites were opened; all sites opened as Fastenal(R) stores. During the quarter the Company converted two customer sites, which had originally been reported as a store, to in-plant status. The Company began, in 1999, to designate selling locations not selling to the general public as in-plant stores. The customer sites mentioned above were converted to have a consistent classification of all selling locations within the Company.

                                      - 6 -
ITEM 2.  (continued)

The following table indicates product lines added to the original Fastenal(R) product line, the year of introduction, and the approximate percentage of total net sales related to each product line during the three months ended March 31, 2000 and 1999:

       Product line                    Introduced      2000       1999
     ------------------------------- -------------- ---------- ----------
       Tools                              1993        11.6%(1)  12.4%(1)
     ------------------------------- -------------- ---------- ----------
       Cutting tools                      1996         5.4%      5.1%
     ------------------------------- -------------- ---------- ----------
       Hydraulics & pneumatics            1996         4.6%      4.0%
     ------------------------------- -------------- ---------- ----------
       Material handling                  1996         6.0%(1)   5.9%(1)
     ------------------------------- -------------- ---------- ----------
       Janitorial supplies                1996         1.8%(1)   1.8%(1)
     ------------------------------- -------------- ---------- ----------
       Electrical supplies                1997         1.3%(1)   1.1%(1)
     ------------------------------- -------------- ---------- ----------
       Welding supplies                   1997        *         *
     ------------------------------- -------------- ---------- ----------
       Safety supplies                    1999         1.6%(1)  *(1)
     ------------------------------- -------------- ---------- ----------

     *    Less than 1% of net sales

     1 During the second quarter of 1999, a safety supplies product line was added. This product line consists of product formerly included in the Tools product line and, to a lesser extent, the Material handling, Janitorial supplies, and Electrical supplies product lines. Restated comparable numbers were not readily available.

Net earnings for the three months ended March 31, 2000 were $20,046, an increase of 30.0% over net earnings of $15,415 for the comparable period in 1999. Operating income grew 27.5% from 1999 to 2000, a rate of growth higher than the net sales rate of growth. The higher rate of growth in operating income occurred primarily because operating expenses increased at a 23.6% rate, a rate less than the net sales growth rate. Net earnings increased at a 30.0% rate, a rate greater than the operating income growth rate, primarily because the elimination of outstanding debt caused the Company to have net interest income in 2000 versus net interest expense in 1999. The Company site personnel totaled 3,853 on March 31, 2000, an increase of 5.0% over the 3,670 on December 31, 1999.

Liquidity and Capital Resources

The higher level of sales during the three-month period resulted in the growth of trade accounts receivable and inventories. Property and equipment increased because of: (1) the retrofitting of the Company's new distribution center in Indianapolis, which was originally purchased in October 1999, (2) the completion of the 50,000 square foot addition to the Company's manufacturing facility in Winona, Minnesota, (2) the purchase of software and hardware for the Company's information processing systems, (3) the addition of certain pickup trucks and
(4) the addition of manufacturing and warehouse equipment. Disposals of property and equipment related to the planned disposition of certain pickup trucks and semi-tractors and trailers in the normal course. Cash requirements for these asset changes were satisfied from net earnings and the proceeds of asset disposals. As of March 31, 2000, the Company had no material outstanding commitments for capital expenditures.

Certain Risks and Uncertainties

This discussion contains statements that are not historical in nature and that are intended to be, and are hereby identified as, "forward-looking statements" under the Private Securities Litigation Reform Act of 1995, including statements regarding planned store openings and additions of new employees. The following factors are among those that could cause the Company's actual results to differ materially from those predicted in such forward-looking statements: (i) an upturn or downturn in the economy could impact sales at existing stores and the rates of new store openings and additions of new employees, (ii) a change, from that projected, in the number of smaller communities able to support future store sites could impact the rate of new store openings and additions of new employees, (iii) the ability of the Company to develop product expertise at the store level, to identify future product lines that complement existing product lines, to transport and store certain hazardous products and to otherwise integrate new product lines into the Company's existing stores and distribution network could impact sales and margins, (iv) the ability of the Company to successfully attract and retain qualified personnel to staff the Company's smaller community stores could impact sales at existing stores and the rate of new store openings, (v) changes in governmental regulations related to product quality or product source traceability could impact the cost to the Company of regulatory compliance, (vi) inclement weather could impact the Company's distribution network, (vii) foreign currency fluctuations or changes in trade relations could impact the ability of the Company to procure products overseas at competitive prices and the Company's foreign sales, (viii) disruptions caused by the implementation of the Company's new management information systems infrastructure could impact sales, (ix) unforeseen disruptions associated with "Year 2000 Computer Problems" could impact sales and the Company's ability to order and pay for product and (x) changes in the rate of new store openings could impact expenditures for computers and other capital equipment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from changes in interest rates and foreign currency exchange rates. Changes in these factors cause fluctuations in the Company's earnings and cash flows. The Company evaluates and manages exposure to these market risks as follows:

Interest Rates - The Company has a $10 million line of credit of which $0 was outstanding at March 31, 2000. The line bears interest at 0.9% over the LIBOR rate.

Foreign Currency Exchange Rates - Foreign currency fluctuations can affect the Company's net investments and earnings denominated in foreign currencies. The Company's primary exchange rate exposure is with the Canadian dollar against the U.S. dollar. The Company's estimated net earnings exposure for foreign currency exchange rates was not material at March 31, 2000.

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

          27   Financial Data Schedule

     (b)  Reports on Form 8-K:

          No report on Form 8-K was filed by Fastenal Company during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FASTENAL COMPANY


                                        /s/ Robert A. Kierlin
                                        ----------------------------------------
                                       (Robert A. Kierlin, President)
                                       (Duly Authorized Officer)




Date   April 17, 2000                   /s/ Daniel L. Florness
       ---------------                  ----------------------------------------
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

 27       Financial Data Schedule..........................Electronically Filed