Form 10-Q
period 2000-06-30
FASTENAL COMPANY
filed 2000-07-21
CIK 815556

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ______________________

Commission file number 0-16125

                                FASTENAL COMPANY
                           --------------------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                               41-0948415
-----------------------------                                -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

      2001 Theurer Boulevard
        Winona, Minnesota                                        55987-1500
----------------------------------------                         ----------
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

          Class                                     Outstanding at July 15, 2000
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

                                FASTENAL COMPANY

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I  Financial Information:

     Consolidated Balance Sheets as of June 30, 2000 and December
          31, 1999
                                                                             1
     Consolidated  Statements  of Earnings  for the six months and the
          three months ended June 30, 2000 and 1999                          2

     Consolidated  Statements  of Cash Flows for the six months ended
          June 30, 2000 and 1999                                             3

     Notes to Consolidated Financial Statements                              4

     Management's  discussion  and  analysis of financial condition and
          results of operations                                             5-8

     Quantitative and qualitative disclosures about market risk              9


Part II  Other Information:

     Submission of matters to a vote of security holders                   9-10

     Exhibits and reports on Form 8-K                                       10

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        FASTENAL COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets
                 (Amounts in thousands except share information)

                                   (Unaudited)

                                                                   June 30,         December 31,
                             Assets                                  2000              1999
-----------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                     $  28,574          27,849
     Trade accounts receivable, net of allowance for doubtful
        accounts of $1,988 and $1,400, respectively                  105,609          84,563
     Inventories                                                     126,128         106,597
     Deferred income tax asset                                         2,886           2,886
     Other current assets                                              8,380           5,510
-----------------------------------------------------------------------------------------------
              Total current assets                                   271,577         227,405

Marketable securities                                                    143             215
Property and equipment, less accumulated depreciation                 96,519          87,630
Other assets, less accumulated amortization                            3,313           3,371
-----------------------------------------------------------------------------------------------

              Total assets                                         $ 371,552         318,621
===============================================================================================


                     Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                                              $  29,866          19,325
     Accrued expenses                                                 14,288          11,785
     Income taxes payable                                              2,678           2,551
-----------------------------------------------------------------------------------------------
              Total current liabilities                               46,832          33,661
-----------------------------------------------------------------------------------------------

Deferred income tax liability                                          5,000           3,000
-----------------------------------------------------------------------------------------------

Stockholders' equity:
     Preferred stock                                                       0               0
     Common stock, 50,000,000 shares authorized
        37,938,688 shares issued and outstanding                         379             379
     Additional paid-in capital                                        4,424           4,424
     Retained earnings                                               315,539         277,553
     Accumulated other comprehensive loss                               (622)           (396)
-----------------------------------------------------------------------------------------------
              Total stockholders' equity                             319,720         281,960
-----------------------------------------------------------------------------------------------

              Total liabilities and stockholders' equity           $ 371,552         318,621
===============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                (Amounts in thousands except earnings per share.)

                                   (Unaudited)

                                            Six months ended            Three months ended
                                                June 30,                      June 30,
                                            ----------------            -------------------
                                            2000        1999            2000         1999
-------------------------------------------------------------------------------------------

Net sales                               $ 364,857       294,525       188,589       153,891

Cost of sales                             175,008       139,702        90,927        72,857
-------------------------------------------------------------------------------------------
              Gross profit                189,849       154,823        97,662        81,034

Operating and administrative
     expenses                             124,101       102,231        63,949        53,563
-------------------------------------------------------------------------------------------
              Operating income             65,748        52,592        33,713        27,471

Other income (expense):
     Interest income                        1,129           110           490           110
     Interest expense                           0           (57)            0             0
     (Loss) gain on disposal of
        property and equipment               (119)          193           (41)          179
-------------------------------------------------------------------------------------------
              Total other income            1,010           246           449           289
-------------------------------------------------------------------------------------------

              Earnings before
                 income taxes              66,758        52,838        34,162        27,760

Income tax expense                         25,737        20,361        13,187        10,698
-------------------------------------------------------------------------------------------

              Net earnings              $  41,021        32,477        20,975        17,062
===========================================================================================

Basic and diluted earnings per share    $    1.08           .86           .55           .45
===========================================================================================

Weighted average shares
     outstanding                           37,939        37,939        37,939        37,939
===========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                   (Unaudited)

                                                                          Six months ended
                                                                              June 30,
                                                                        -------------------
                                                                         2000        1999
-------------------------------------------------------------------------------------------

Cash flows from operating activities:
      Net earnings                                                    $ 41,021      32,477
      Adjustments to reconcile net earnings to net cash
          provided by operating activities:
              Depreciation of property and equipment                     5,523       6,258
              Loss (gain) on disposal of property and equipment            119        (193)
              Deferred income taxes                                      2,000           0
              Amortization of goodwill and non-compete                     110         110
              Changes in operating assets and liabilities:
                  Trade accounts receivable                            (21,046)    (17,758)
                  Inventories                                          (19,531)     (5,855)
                  Other current assets                                  (2,870)        625
                  Accounts payable                                      10,541       4,510
                  Accrued expenses                                       2,503       2,860
                  Income taxes payable                                     127       3,421
-------------------------------------------------------------------------------------------
                          Net cash provided by operating activities     18,497      26,455
-------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Additions of property and equipment, net                         (19,731)    (10,918)
      Proceeds from sale of property and equipment                       5,200       4,240
      Translation adjustment                                              (226)        254
      Decrease in marketable securities                                     72          50
      Increase in other assets                                             (52)        (46)
-------------------------------------------------------------------------------------------
                          Net cash used in investing activities        (14,737)     (6,420)
-------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Net decrease in notes payable                                          0      (4,055)
      Payment of dividends                                              (3,035)     (1,517)
-------------------------------------------------------------------------------------------
                          Net cash used in financing activities         (3,035)     (5,572)
-------------------------------------------------------------------------------------------

                          Net increase in cash and cash equivalents        725      14,463

Cash and cash equivalents at beginning of period                        27,849       2,086
-------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                            $ 28,574      16,549
===========================================================================================


Supplemental disclosure of cash flow information:
      Cash paid during each period for:
          Income taxes                                                $ 23,610      16,307
===========================================================================================
          Interest                                                    $      0          87
===========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

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

Six months ended June 30, 2000 vs. 1999
---------------------------------------

Net sales for the six months ended June 30, 2000 were $364,857, an increase of 23.9% over net sales of $294,525 for the comparable period in 1999. The increase came primarily from higher unit sales. Higher unit sales resulted primarily from increases in sales at existing store sites. The increases in sales at existing store sites are due primarily to increases in market share and, to a lesser extent, the introduction of new product lines at the existing sites. Sites opened in 1998 or earlier had average sales increases of 20.3%. The remainder of the 23.9% sales growth came from store sites opened in 1999 and during the first six months of 2000.

The sales growth in the first six months of 2000 allowed additional leverage on the infrastructure of the organization. This leverage was tempered somewhat by the impact of rising fuel costs. The impact was approximately $1,200 pretax (or $.02 per share after tax) of additional vehicle and freight costs. As we move into the second half of 2000, we will continue our planned investment in additional people and selling locations. The Company's goal of adding approximately 25% more sales personnel and approximately 100 stores for the year remains unchanged. The Company will continue to modify these plans throughout the year based on current results and the strength of the industrial marketplace.

As we discussed last quarter, in March we moved into our new distribution center in Indianapolis, Indiana. While the 400,000 square foot facility is larger than our current distribution needs, the property was purchased at a very competitive price and the extra space will allow us to explore the possibility of providing logistics services to other firms. Our Manufacturing Division began utilizing its expanded Winona plant during the first quarter of 2000. The expanded plant now consists of over 100,000 square feet and will allow the growing business to continue to provide high quality service to our customers.

During the six months ended June 30, 2000, 34 new sites were opened; one site opened as a satellite store and the 33 remaining sites opened as Fastenal(R) stores. During the first half of 2000 the Company converted two customer sites, which had originally been reported as a store, to in-plant status. The Company began, in 1999, to designate selling locations not selling to the general public as in-plant stores. The customer sites mentioned above were converted to have a consistent classification of all selling locations within the Company.

The mix of sales during the first six months of 2000 and 1999, from the original Fastenal(R) product line (which consists primarily of threaded fasteners) and from the newer product lines, was as follows:

                                          2000            1999
        --------------------------- ----------------- ---------------
          Fastenal product line           65.8%           68.8%
        --------------------------- ----------------- ---------------
          Newer product lines             34.2%           31.2%
        --------------------------- ----------------- ---------------

The newer product lines consist of and were introduced as follows:

          Product line                          Introduced
        ---------------------------------- -------------------
          Tools                                    1993
        ---------------------------------- -------------------
          Cutting tools                            1996
        ---------------------------------- -------------------
          Hydraulics & pneumatics                  1996
        ---------------------------------- -------------------
          Material handling                        1996
        ---------------------------------- -------------------
          Janitorial supplies                      1996
        ---------------------------------- -------------------
          Electrical supplies                      1997
        ---------------------------------- -------------------
          Welding supplies                         1997
        ---------------------------------- -------------------
          Safety supplies                          1999
        ---------------------------------- -------------------

Net earnings for the six months ended June 30, 2000 were $41,021, an increase of 26.3% over net earnings of $32,477 for the comparable period in 1999. Operating income grew 25.0% from 1999 to 2000, a rate of growth higher than the net sales rate of growth. The higher rate of growth in operating income occurred primarily because operating and administrative expenses increased at a 21.4% rate, a rate less than the net sales growth rate. The benefit of this leverage was partially offset by the decrease in the Company's gross profit percent, which was 52.0% in the first half of 2000 as compared to 52.6% in the first half of 1999. This decrease in the gross margin percent is primarily attributed to (1) the impact of higher fuel costs on our in-bound freight, (2) the success the Company has experienced in growing its larger account business over the last several years, which carries slightly lower gross margins, and (3) the impact of the change in the mix of products sold. Net earnings increased at a 26.3% rate, a rate greater than the operating income growth rate, primarily because the elimination of outstanding debt early in 1999 and the build-up of cash which has been occurring since then has caused the Company to have a growing amount of net interest income. The Company site personnel totaled 4,239 on June 30, 2000, an increase of 15.5% over the 3,670 on December 31, 1999.

Three months ended June 30, 2000 vs. 1999
-----------------------------------------

Net sales for the three months ended June 30, 2000 were $188,589, an increase of 22.5% over net sales of $153,891 for the comparable period in 1999. The increase came primarily from higher unit sales. Higher unit sales resulted primarily from increases in sales at existing store sites. The increases in sales at existing store sites are due primarily to increases in market share and, to a lesser extent, the introduction of new product lines at the existing sites. Sites opened in 1998 or earlier had average sales increases of 18.6%. The remainder of the 22.5% sales growth came from store sites opened in 1999 and during the first six months of 2000.

During the three months ended June 30, 2000, 22 new sites were opened; all sites opened as Fastenal(R) stores.

The mix of sales during the second quarter of 2000 and 1999, from the original Fastenal(R) product line (which consists primarily of threaded fasteners) and from the newer product lines, was as follows:

                                             2000            1999
      -------------------------------- --------------- ---------------
        Fastenal product line                64.6%           68.5%
      -------------------------------- --------------- ---------------
        Newer product lines                  35.4%           31.5%
      -------------------------------- --------------- ---------------

Net earnings for the three months ended June 30, 2000 were $20,975, an increase of 22.9% over net earnings of $17,062 for the comparable period in 1999. Operating income grew 22.7% from 1999 to 2000, a rate of growth higher than the net sales rate of growth. The higher rate of growth in operating income occurred primarily because operating and administrative expenses increased at a 19.4% rate, a rate less than the net sales growth rate. The benefit of this leverage was partially offset by the decrease in the Company's gross profit percent, which was 51.8% in the second quarter of 2000 as compared to 52.7% in the second quarter of 1999. This decrease in the gross margin percent is primarily attributed to (1) the impact of higher fuel costs on our in-bound freight, (2) the success the Company has experienced in growing its larger account business over the last several years, which carries slightly lower gross margins, and (3) the impact of the change in the mix of products sold. Net earnings increased at a 22.9% rate, a rate greater than the operating income growth rate, primarily because the elimination of outstanding debt early in 1999 and the build-up of cash which has been occurring since then has caused the Company to have a growing amount of net interest income.

Liquidity and Capital Resources
-------------------------------

The higher level of sales during the six-month period resulted in the growth of trade accounts receivable and inventories. Property and equipment increased because of: (1) the retrofitting of the Company's new distribution center in Indianapolis, which was originally purchased in October 1999, (2) the completion of the 50,000 square foot addition to the Company's manufacturing facility in Winona, Minnesota, (3) the purchase of software and hardware for the Company's information processing systems, (4) the addition of certain pickup trucks and
(5) the addition of manufacturing and warehouse equipment. Cash requirements for these asset changes were satisfied from net earnings and the proceeds of asset disposals. Disposals of property and equipment related to the planned disposition of certain pickup trucks and semi-tractors and trailers in the normal course of business. As of June 30, 2000, the Company had no material outstanding commitments for capital expenditures.

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

Interest Rates - The Company has a $10 million line of credit of which $0 was outstanding at June 30, 2000. The line bears interest at 0.9% over the LIBOR rate.

Foreign Currency Exchange Rates - Foreign currency fluctuations can affect the Company's net investments and earnings denominated in foreign currencies. The Company's primary exchange rate exposure is with the Canadian dollar against the U.S. dollar. The Company's estimated net earnings exposure for foreign currency exchange rates was not material at June 30, 2000.

PART II -  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of shareholders held on April 18, 2000, two matters were put to a vote of the shareholders. Proxies were solicited from shareholders unable to attend the meeting. Proxy votes are included in the results that follow.

Matter 1. To elect a Board of seven directors, to serve until the next regular meeting of shareholders or until their successors have been duly elected and qualified.

The existing directors, Robert A. Kierlin, Stephen M. Slaggie, Michael M. Gostomski, John D. Remick, Henry K. McConnon, Robert A. Hanson, and Willard D. Oberton, were nominated. There were no other nominations. The seven nominees each received and had withheld the number of votes set forth opposite their names below:

                                        Total Number of      Total Number of
      Name of Director                  Votes Cast For       Votes Withheld
      ----------------                  --------------       --------------
      Robert A. Kierlin                   32,025,355            450,472
      Stephen M. Slaggie                  32,025,228            450,599
      Michael M. Gostomski                32,025,228            450,599
      John D. Remick                      32,025,178            450,649
      Henry K. McConnon                   32,025,228            450,599
      Robert A. Hanson                    32,017,605            458,222
      Willard D. Oberton                  32,024,978            450,849

There were no abstentions or broker non-votes.

Matter 2. To ratify the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 2000.

Voting to ratify the appointment were 33,364,520 shares. Voting against the ratification were 27,550 shares. There were no broker non-votes. Abstentions totaled 83,749 shares.

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

         27  Financial Data Schedule

     (b) Reports on Form 8-K:

         No report on Form 8-K was filed by Fastenal Company during the quarter ended June 30, 2000.

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


                                                 FASTENAL COMPANY


                                                 /s/ Robert A. Kierlin
                                                 ------------------------------
                                                 (Robert A. Kierlin, President)
                                                 (Duly Authorized Officer)



Date July 21, 2000                               /s/ Daniel L. Florness
     -------------                               ------------------------------
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

27        Financial Data Schedule...........................Electronically Filed