Form 10-Q
period 2000-09-30
FASTENAL COMPANY
filed 2000-10-20
CIK 815556

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           _________________________

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000, or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ______________________

Commission file number 0-16125
                               FASTENAL COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Minnesota                                       41-0948415
-------------------------------                      ------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

       2001 Theurer Boulevard
         Winona, Minnesota                             55987-1500
----------------------------------------               ----------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                             ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

          Class                                Outstanding at October 15, 2000
----------------------------                   -------------------------------
Common Stock, $.01 par value                               37,938,688

                               FASTENAL COMPANY

                                     INDEX


                                                                               Page No.
                                                                               --------
Part I  Financial Information:

  Consolidated Balance Sheets as of September 30, 2000 and
   December 31, 1999                                                                  1

  Consolidated Statements of Earnings for the nine months and the
   three months ended September 30, 2000 and 1999                                     2

  Consolidated Statements of Cash Flows for the nine months ended
   September 30, 2000 and 1999                                                        3

  Notes to Consolidated Financial Statements                                          4

  Management's discussion and analysis of financial condition and
   results of operations                                                            5-8

  Quantitative and qualitative disclosures about market risk                          9

Part II  Other Information:

  Exhibits and reports on Form 8-K                                                    9

                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                       FASTENAL COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets
                (Amounts in thousands except share information)

                                  (Unaudited)

                                                                                    September 30,         December 31,
                                    Assets                                               2000                 1999
--------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                      $         23,918               27,849
     Trade accounts receivable, net of allowance for doubtful
        accounts of $2,238 and $1,400, respectively                                          111,612               84,563
     Inventories                                                                             134,380              106,597
     Deferred income tax asset                                                                 2,886                2,886
     Other current assets                                                                     10,593                5,510
--------------------------------------------------------------------------------------------------------------------------
              Total current assets                                                           283,389              227,405

Marketable securities                                                                              0                  215
Property and equipment, less accumulated depreciation                                        101,815               87,630
Other assets, less accumulated amortization                                                    3,266                3,371
--------------------------------------------------------------------------------------------------------------------------

              Total assets                                                          $        388,470              318,621
--------------------------------------------------------------------------------------------------------------------------

                     Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                                                               $         25,305               19,325
     Accrued expenses                                                                         13,746               11,785
     Income taxes payable                                                                      3,244                2,551
--------------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                                       42,295               33,661
--------------------------------------------------------------------------------------------------------------------------

Deferred income tax liability                                                                  5,000                3,000
--------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Preferred stock                                                                               0                    0
     Common stock, 50,000,000 shares authorized
        37,938,688 shares issued and outstanding                                                 379                  379
     Additional paid-in capital                                                                4,424                4,424
     Retained earnings                                                                       336,341              277,553
     Accumulated other comprehensive gain (loss)                                                  31                 (396)
--------------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                                     341,175              281,960
--------------------------------------------------------------------------------------------------------------------------

              Total liabilities and stockholders' equity                            $        388,470              318,621
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                       FASTENAL COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Earnings
               (Amounts in thousands except earnings per share.)

                                  (Unaudited)

                                                                     Nine months ended                 Three months ended
                                                                       September 30,                      September 30,
                                                               ------------------------------      ------------------------------
                                                                   2000             1999             2000              1999
---------------------------------------------------------------------------------------------      ------------------------------
Net sales                                                   $        557,779          453,884          192,922           159,359

Cost of sales                                                        267,470          215,814           92,462            76,112
---------------------------------------------------------------------------------------------      ------------------------------
              Gross profit                                           290,309          238,070          100,460            83,247

Operating and administrative
     expenses                                                        190,984          157,970           66,883            55,739
---------------------------------------------------------------------------------------------      ------------------------------
              Operating income                                        99,325           80,100           33,577            27,508

Other income (expense):
     Interest income                                                   1,464              309              335               199
     Interest expense                                                      0              (57)               0                 0
     (Loss) gain on disposal of
        property and equipment                                          (151)             294              (32)              101
---------------------------------------------------------------------------------------------      ------------------------------
              Total other income                                       1,313              546              303               300
---------------------------------------------------------------------------------------------      ------------------------------

              Earnings before
                 income taxes                                        100,638           80,646           33,880            27,808

Income tax expense                                                    38,815           31,079           13,078            10,717
---------------------------------------------------------------------------------------------      ------------------------------

              Net earnings                                  $         61,823           49,567           20,802            17,091
---------------------------------------------------------------------------------------------      ------------------------------

Basic and diluted earnings per share                        $           1.63             1.31             0.55              0.45
---------------------------------------------------------------------------------------------      ------------------------------

Weighted average shares
     outstanding                                                      37,939           37,939           37,939            37,939
---------------------------------------------------------------------------------------------      ------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                       FASTENAL COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                            (Amounts in thousands)

                                  (Unaudited)

                                                                                                         Nine months ended
                                                                                                           September 30,
                                                                                                -----------------------------------
                                                                                                     2000               1999
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                                            $          61,823             49,567
      Adjustments to reconcile net earnings to net cash
          provided by operating activities:
              Depreciation of property and equipment                                                      8,495              9,112
              Loss (gain) on disposal of property and equipment                                             151               (294)
              Deferred income taxes                                                                       2,000                  0
              Amortization of goodwill and non-compete                                                      165                165
              Changes in operating assets and liabilities:
                  Trade accounts receivable                                                             (27,049)           (22,253)
                  Inventories                                                                           (27,783)            (5,610)
                  Other current assets                                                                   (5,083)               819
                  Accounts payable                                                                        5,980              2,541
                  Accrued expenses                                                                        1,961              3,696
                  Income taxes payable                                                                      693              3,065
-----------------------------------------------------------------------------------------------------------------------------------
                          Net cash provided by operating activities                                      21,353             40,808
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Additions of property and equipment, net                                                          (28,796)           (23,219)
      Proceeds from sale of property and equipment                                                        5,965              9,880
      Translation adjustment                                                                                427                290
      Decrease in marketable securities                                                                     215                 50
      Increase in other assets                                                                              (60)               (61)
-----------------------------------------------------------------------------------------------------------------------------------
                          Net cash used in investing activities                                         (22,249)           (13,060)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Net decrease in notes payable                                                                           0             (4,055)
      Payment of dividends                                                                               (3,035)            (1,517)
-----------------------------------------------------------------------------------------------------------------------------------
                          Net cash used in financing activities                                          (3,035)            (5,572)
-----------------------------------------------------------------------------------------------------------------------------------

                          Net (decrease) increase in cash and cash equivalents                           (3,931)            22,176

Cash and cash equivalents at beginning of period                                                         27,849              2,086
-----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                    $          23,918             24,262
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
      Cash paid during each period for:
          Income taxes                                                                        $          59,130             27,381
-----------------------------------------------------------------------------------------------------------------------------------
          Interest                                                                            $               0                 87
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                       FASTENAL COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 2000 and 1999

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

Nine months ended September 30, 2000 vs. 1999
---------------------------------------------

Net sales for the nine months ended September 30, 2000 were $557,779, an increase of 22.9% over net sales of $453,884 for the comparable period in 1999. The increase came primarily from higher unit sales. Higher unit sales resulted primarily from increases in sales at existing store sites. The increases in sales at existing store sites are due primarily to increases in market share and, to a lesser extent, the introduction of new product lines at the existing sites. Sites opened in 1998 or earlier had average sales increases of 18.7%. The remainder of the 22.9% sales growth came from store sites opened in 1999 and during the first nine months of 2000.

The sales growth in the first nine months of 2000 allowed additional leverage on the infrastructure of the organization. This leverage was tempered somewhat by the impact of rising fuel costs. The impact was approximately $1,800 pretax (or $.03 per share after tax) of additional vehicle and freight costs. As we move into the final quarter of 2000, we will continue our planned investment in additional people and selling locations. Consistent with our discussion in prior quarters, the number of store openings is modified throughout the year based on current results and the strength of the industrial marketplace.

As we discussed the last two quarters, in March we moved into our new distribution center in Indianapolis, Indiana. While the 400,000 square foot facility is larger than our current distribution needs, the property was purchased at a very competitive price and the extra space will allow us to explore the possibility of providing logistics services to other firms. Our Manufacturing Division began utilizing its expanded Winona plant during the first quarter of 2000. The expanded plant now consists of over 100,000 square feet and will allow the growing business to continue to provide high quality service to our customers.

During the nine months ended September 30, 2000, 54 new sites were opened; one site opened as a satellite store and the 53 remaining sites opened as Fastenal(R) stores. During the first quarter of 2000 the Company converted two customer sites, which had originally been reported as a store, to in-plant status. The Company began, in 1999, to designate selling locations not selling to the general public as in-plant stores. The customer sites mentioned above were converted to have a consistent classification of all selling locations within the Company.

The mix of sales during the first nine months of 2000 and 1999, from the original Fastenal(R) product line (which consists primarily of threaded fasteners) and from the newer product lines, was as follows:

                                                 2000            1999
-------------------------------------------------------------------------
   Fastenal product line                           64.9%           68.5%
-------------------------------------------------------------------------
   Newer product lines                             35.1%           31.5%
-------------------------------------------------------------------------

The newer product lines consist of and were introduced as follows:


   Product line                           Introduced
----------------------------------------------------
   Tools                                     1993
----------------------------------------------------
   Cutting tools                             1996
----------------------------------------------------
   Hydraulics & pneumatics                   1996
----------------------------------------------------
   Material handling                         1996
----------------------------------------------------
   Janitorial supplies                       1996
----------------------------------------------------
   Electrical supplies                       1997
----------------------------------------------------
   Welding supplies                          1997
----------------------------------------------------
   Safety supplies                           1999
----------------------------------------------------

Net earnings for the nine months ended September 30, 2000 were $61,823, an increase of 24.7% over net earnings of $49,567 for the comparable period in 1999. Operating income grew 24.0% from 1999 to 2000, a rate of growth higher than the net sales rate of growth. The higher rate of growth in operating income occurred primarily because operating and administrative expenses increased at a 20.9% rate, a rate less than the net sales growth rate. The benefit of this leverage was partially offset by the decrease in the Company's gross profit percent, which was 52.0% in the first nine months of 2000 as compared to 52.5% in the first nine months of 1999. This decrease in the gross margin percent is primarily attributed to (1) the impact of higher fuel costs on our in-bound freight, (2) the success the Company has experienced in growing its larger account business over the last several years, which carries slightly lower gross margins, and (3) the impact of the change in the mix of products sold. Net earnings increased at a 24.7% rate, a rate greater than the operating income growth rate, primarily because the elimination of outstanding debt early in 1999 and the subsequent build-up of cash has caused the Company to have a growing amount of net interest income. The Company site personnel totaled 4,284 on September 30, 2000, an increase of 16.7% over the 3,670 on December 31, 1999.

Three months ended September 30, 2000 vs. 1999
----------------------------------------------

Net sales for the three months ended September 30, 2000 were $192,922, an increase of 21.1% over net sales of $159,359 for the comparable period in 1999. The increase came primarily from higher unit sales. Higher unit sales resulted primarily from increases in sales at existing store sites. The increases in sales at existing store sites are due primarily to increases in market share and, to a lesser extent, the introduction of new product lines at the existing sites. Sites opened in 1998 or earlier had average sales increases of 15.7%. The remainder of the 21.1% sales growth came from store sites opened in 1999 and during the first nine months of 2000.

After a slow start at the beginning of July, the third quarter of 2000 finished with a solid August and September. Daily average sales growth rates, in 2000 versus 1999, were: July..21.1%, August..23.3% and September..24.5%. The slower start in July was primarily due to the July 4th holiday falling on a Tuesday. The one business day on Monday, July 3rd had sales about half of a normal day. The 24.5% daily growth rate in September represented the second highest daily rate gain since August 1998.

The sales growth allowed additional leverage on the infrastructure of the organization during the quarter. Consistent with the first half of 2000, the leverage was tempered somewhat by the impact of rising fuel costs. The impact was approximately $600 pretax (or $.01 per share after tax) of additional vehicle and freight costs.

During the three months ended September 30, 2000, 20 new sites were opened; all sites opened as Fastenal(R) stores.

The mix of sales during the third quarter of 2000 and 1999, from the original Fastenal(R) product line (which consists primarily of threaded fasteners) and from the newer product lines, was as follows:


                                   2000       1999
----------------------------------------------------
   Fastenal product line           63.1%      68.0%
----------------------------------------------------
   Newer product lines             36.9%      32.0%
----------------------------------------------------

Net earnings for the three months ended September 30, 2000 were $20,802, an increase of 21.7% over net earnings of $17,091 for the comparable period in 1999. Operating income grew 22.1% from 1999 to 2000, a rate of growth higher than the net sales rate of growth. The higher rate of growth in operating income occurred primarily because operating and administrative expenses increased at a 20.0% rate, a rate less than the net sales growth rate. The benefit of this leverage was partially offset by the decrease in the Company's gross profit percent, which was 52.1% in the third quarter of 2000 as compared to 52.2% in the third quarter of 1999. Net earnings increased at a 21.7% rate, a rate less than the operating income growth rate, primarily because other income remained unchanged from the comparable period in 1999.

Liquidity and Capital Resources
-------------------------------

The higher level of sales during the nine-month period resulted in the growth of trade accounts receivable and inventories. Property and equipment increased because of: (1) the retrofitting of the Company's new distribution center in Indianapolis, which was originally purchased in October 1999, (2) the completion of the 50,000 square foot addition to the Company's manufacturing facility in Winona, Minnesota, (3) the purchase or construction of certain store locations,
(4) the purchase of land for future distribution sites, (5) the purchase of software and hardware for the Company's information processing systems, (6) the addition of certain pickup trucks and (7) the addition of manufacturing and warehouse equipment. Cash requirements for these asset changes were satisfied from net earnings, cash on hand and the proceeds of asset disposals. Disposals of property and equipment related to the planned disposition of certain pickup trucks and semi-tractors and trailers in the normal course of business. As of September 30, 2000, the Company had no material outstanding commitments for capital expenditures.

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

Interest Rates - The Company has a $15 million line of credit of which $0 was outstanding at September 30, 2000. The line bears interest at 0.9% over the LIBOR rate.

Foreign Currency Exchange Rates - Foreign currency fluctuations can affect the Company's net investments and earnings denominated in foreign currencies. The Company's primary exchange rate exposure is with the Canadian dollar against the U.S. dollar. The Company's estimated net earnings exposure for foreign currency exchange rates was not material at September 30, 2000.

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

          27   Financial Data Schedule

     (b)  Reports on Form 8-K:

          No report on Form 8-K was filed by Fastenal Company during the quarter ended September 30, 2000.

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


                                    FASTENAL COMPANY


                                    /s/ Robert A. Kierlin
                                    ------------------------------
                                    (Robert A. Kierlin, President)
                                    (Duly Authorized Officer)



Date  October 20, 2000              /s/ Daniel L. Florness
      ----------------              -------------------------------
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

27     Financial Data Schedule............................Electronically Filed