Form 10-K
period 2000-12-31
FASTENAL COMPANY
filed 2001-03-05
CIK 815556

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           __________________________

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000, or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ______________________

Commission file number 0-16125

                               FASTENAL COMPANY
    ________________________________________________________________________
            (Exact name of registrant as specified in its charter)

          Minnesota                                           41-0948415
________________________________                         ___________________
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

      2001 Theurer Boulevard
        Winona, Minnesota                                      55987-1500
_________________________________________                     ___________
(Address of principal executive offices)                       (Zip Code)

                                  (507) 454-5374
                 ____________________________________________________
                 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No___
                                             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of February 21, 2001 was $1,657,177,034. For purposes of determining this number, all executive officers and directors of the registrant as of February 21, 2001 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 21, 2001, the registrant had 37,938,688 shares of Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference in Part II. Portions of the registrant's Proxy Statement for the annual meeting of shareholders to be held April 17, 2001 are incorporated by reference in Part III.


                          FORWARD LOOKING STATEMENTS

This Form 10-K, including the sections in Part I hereof captioned "Item 1. Business - Development of the Business", "Item 1. Business - Products", "Item 1. Business - Manufacturing and Support Services Operations", and "Item 2. Properties", and the sections in Part II hereof captioned "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding new store and distribution center openings, markets for new stores, expansion of foreign operations, technology conversions, introduction of new product lines, growth in manufacturing and support services, completion of construction of distribution centers, leasing of new stores, capital expenditures, funding of expansion plans, and dividends. A discussion of certain risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements is included in the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 in the section thereof captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations", which section has been incorporated in this Form 10-K by reference. The registrant assumes no obligation to update either such forward-looking statements or the discussion of such risks and uncertainties.


                                    PART I
ITEM 1. BUSINESS

Fastenal Company ("Fastenal Company" and, together with its wholly owned subsidiaries, Fastenal Company Services, Fastenal Company Purchasing, Fastenal Company Leasing, Fastenal Canada Company, Fastenal Mexico, S. de R.L. de C.V., and Fastenal Mexico Services, S. de R.L. de C.V., collectively, "the Company") began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. As of December 31, 2000, the Company had 897 store sites located in 48 states, Puerto Rico, and Canada and 4,356 people employed at these sites. Sixty-nine of these sites were satellite stores of an existing site.

The Company sells industrial and construction supplies. These industrial and construction supplies are grouped into nine product lines described further below.

The Company operated eleven distribution centers as of December 31, 2000 from which the Company distributes products to its store sites, and operates a facility in Memphis, Tennessee to receive and package goods coming from suppliers outside of the United States.

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

The Company opened its first store site in Winona, Minnesota, a city with a population of approximately 25,000. The following table shows the number of Company store sites during each of the last ten years and the related consolidated net sales for each year during that period:

                  2000    1999    1998    1997    1996    1995    1994    1993   1992   1991
----------------------------------------------------------------------------------------------
Number of
 store sites
 at year end/1/    897     809     766     644     484     375     315     253    200    158

Net sales (in
 thousands)    $ 745,740 609,186 503,100 397,992 287,691 222,555 161,886 110,307 81,263 62,305


/1/ During 2000 two "in-plant" sites, previously included in the store sites number, were reclassified to in-plant status. One of these "in-plant" sites opened in 1996 and the other opened in 1997. The store numbers above reflect the historical numbers and have not been reflected for the reclassification.

As of December 31, 2000, the Company operated 897 store sites located in:

Alabama      16   Iowa           19   Nebraska         9   Rhode Island     3
Arizona       5   Kansas         19   Nevada           4   South Carolina  13
Arkansas     12   Kentucky       14   New Hampshire    9   South Dakota     6
California   39   Louisiana      13   New Jersey      10   Tennessee       20
Colorado     10   Maine           7   New Mexico       5   Texas           56
Connecticut   9   Maryland        9   New York        24   Utah             9
Delaware      3   Massachusetts  11   North Carolina  30   Vermont          3
Florida      22   Michigan       39   North Dakota     7   Virginia        21
Georgia      26   Minnesota      30   Ohio            47   Washington      20
Idaho         8   Mississippi    11   Oklahoma        14   West Virginia   10
Illinois     34   Missouri       17   Oregon          16   Wisconsin       39
Indiana      37   Montana         7   Pennsylvania    38   Wyoming          4

Puerto Rico   5   Canada         58

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

The Company stocks all new stores with an inventory drawn from all of its product lines. Subsequent to a site's opening, the site personnel customize the inventory offering to that site's customer base. The Company has two types of stores: (1) the stand-alone store and (2) the satellite store. The stand-alone store is typically located in cities with a population in excess of 8,000. The Company believes approximately 1,000 markets in the United States and Canada (including those in which existing stand-alone stores are already located) has sufficient potential to justify this type of store. Many of the future potential markets for stand-alone stores are located in smaller communities. The second type, the satellite store, operates as a satellite of a stand-alone store. The satellite store is usually located within 30 miles of the stand-alone (mother) store and is typically managed by personnel at the mother store. The Company has satellite stores located in communities with a population as small as 2,000. In most cases, the Company was already doing business in this community from the mother store, but the addition of a physical presence in the community provided sales increases from that community. Of the 90 stores opened during 2000, three opened as satellite stores. Although the Company cannot be sure of the success of these stores, the Company believes that their success could lead to approximately 500 satellite store sites in the United States and Canada. Some of these satellite stores are expected to eventually become stand-alone stores. Of the 897 store sites operating at December 31, 2000, 828 stores were operating as stand-alone stores and 69 were operating as satellite stores.

In addition to the stand-alone and satellite stores discussed above, the Company also operates "in-plant" sites. The "in-plant" site is a selling unit located in or near a customer's facility. These sites are not included in the store count numbers.

The Company opened nine store sites in Canada in 1998, five in 1999, and eleven in 2000, and plans to open additional store sites in Canada in the future. The Company opened three store sites in Puerto Rico in 1998, none in 1999, and one in 2000, and plans to open additional store sites in Puerto Rico in the future. The stores in Canada and Puerto Rico contributed less than 5% of the Company's consolidated net sales in 2000. In 2000 the Company sold products into Mexico from its existing stores along the border between the United States and Mexico. The Company also established a Mexican subsidiary in 1998. This subsidiary employs sales personnel who sell directly into Mexico. During 2001 the Company intends to open a store site in Mexico.

No assurance can be given that any of the expansion plans described above will be achieved, or that new stores, once opened, will be profitable.

It has been the Company's experience that near-term profitability has been adversely affected by the opening of new store sites, due to the related start-up costs and the time necessary to generate a customer base. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. As a result of this process, sales volume builds slowly and it typically requires nine to 12 months for a new store to achieve its first profitable month. Of the twelve stores opened in the first quarter of 2000, seven were profitable in the fourth quarter of 2000.

For 2000, annual sales volumes of store sites operating at least five years ranged between approximately $200,000 and $5,400,000, with 75% of these store sites having annual sales volumes within the range of approximately $500,000 to $1,900,000. The data in the following table shows the growth in the average sales of the Company's store sites from 1999 to 2000 based on each site's age. The store sites opened in 2000 contributed approximately $8.5 million (or approximately 1.1%) of the Company's consolidated net sales in 2000, with the remainder coming from store sites opened prior to 2000.

                                        Number of store
 Age of store sites as of    Year     sites in group as of    Average         Average         Percent
 December 31, 2000          Opened      December 31, 2000   sales 1999       sales 2000       Change
 -----------------------------------------------------------------------------------------------------
0-1 year old                 2000             90          $         --     $     95,000/1/       -- %
1-2 years old                1999             44                44,000/1/       407,000          --
2-3 years old                1998            121/2/            393,000/2/       554,000/2/     41.0
3-4 years old                1997            159/3/            470,000/3/       613,000/3/     30.4
4-5 years old                1996            108/3/            603,000/3/       742,000/3/     23.1
5-6 years old                1995             60               666,000          800,000        20.1
6-7 years old                1994             62               678,000          799,000        17.8
7-8 years old                1993             53               836,000          942,000        12.7
8-9 years old                1992             42             1,007,000         1,199,000       19.1
9-10 years old               1991             32             1,102,000         1,197,000       8.6
10-11 years old              1990             28             1,361,000         1,518,000       11.5
11-14 years old           1987-1989           53             1,628,000         1,734,000       6.5
14+ years old             1967-1986           45             2,037,000         2,315,000       13.6

/1/ Average sales include sales of store sites open for less than the full fiscal year.

/2/  During 1999 one store site in this group closed. The 1999 average reflects
     121.5 store sites and the 2000 average reflects 121 store sites.

/3/ During 2000 two "in-plant" sites, previously included in the store sites number, were reclassified to in-plant status. The new 1999 and 2000 averages reflect the number of store sites after giving effect to such reclassification.

As of December 31, 2000, the Company operated distribution centers in or near Winona, Minnesota; Indianapolis, Indiana; Dallas, Texas; Atlanta, Georgia; Scranton, Pennsylvania; Fresno, California; Lakewood, Washington; Akron, Ohio; Salt Lake City, Utah; Winston-Salem, North Carolina; and Kansas City, Missouri. Distribution centers are located so as to permit twice-a-week to five times-a-week deliveries to Company stores using Company trucks and overnight delivery by surface common carrier. As the number of stores increases, the Company intends to add new distribution centers. The Company also operates a packaging facility in Memphis, Tennessee. This facility receives freight containers from foreign suppliers and repackages the items in standard packages using high-speed equipment.

The Company operates a central UNIX/terminal-based computer system allowing automatic data exchange between the stores and the distribution centers. The use of client/server technology allows the Company's network of UNIX-based machines to serve networked personal computers and workstations. The Company converted a portion of this central processing system in both 1999 and 2000 to a new computer software and operating system and plans to convert additional modules during 2001 and 2002. At the store level, the Company operates a proprietary point-of-sale system. This system operates on a Microsoft Windows NT system.

Trademarks

The Company conducts its business in the United States, Canada, and Puerto Rico under various trademarks and service marks, including Fastenal(R), FastTool(R), SharpCut(R), EquipRite(R), CleanChoice(R), PowerPhase(TM) and FastArc(TM). Although the Company does not believe its operations are substantially dependent upon any of its trademarks or service marks, the Company considers its "Fastenal" name and other trademarks and service marks to be valuable to its business.

Products

The Company's original product offering in 1967 was fasteners and other industrial and construction supplies, many of which are sold under the Fastenal(R) product name. Today, this product line consists of approximately 68,000 different stock items. This product line may be divided into two broad categories: threaded fasteners, such as bolts, nuts, screws, studs, and related washers; and other industrial and construction supplies, such as paints, various pins and machinery keys, concrete anchors, batteries, sealants, metal framing systems, wire rope, stainless strut, private label stud anchors, rivets, and related accessories.

Threaded fasteners are used in most manufactured products and building projects, and in the maintenance and repair of machines and structures. Although some aspects of the threaded fastener market are common to all cities, the Company feels that each city's market is to some extent unique. Therefore, the Company opens each store with minimal base stocks of inventory and then tailors the growing inventory to the local market demand as it develops. Threaded fasteners accounted for approximately 51%, 51%, and 55% of the Company's consolidated net sales in 2000, 1999 and 1998, respectively.

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

During the 1990's, the Company added eight additional product lines. These product lines are sold through the same distribution channel as the original Fastenal(R) product line and include the following:

                                      Approximate
                          Year         number of    Private label
Product line:          introduced     stock items   product name
-------------------------------------------------------------------
Tools                     1993           51,000      FastTool(R)
Cutting Tools             1996           24,000      SharpCut(R)
Hydraulics and
 Pneumatics               1996           23,000
Material Handling         1996            8,000      EquipRite(R)
Janitorial Supplies       1996            4,000      CleanChoice(R)
Electrical Supplies       1997            7,000      PowerPhase(TM)
Welding Supplies/1/       1997            7,000      FastArc(TM)
Safety supplies           1999            3,000

/1/ Excluding gas and welding machines.

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

Manufacturing and Support Services Operations

In 2000 approximately 95.3% of the Company's consolidated net sales were attributable to products manufactured by other companies to industry standards. The remaining amount of approximately 4.7% of the Company's consolidated net sales for 2000 related to products manufactured, modified or repaired by either the Company's Manufacturing Division or its Support Services. The manufactured products consist primarily of non-standard sizes of threaded fasteners made to customers' specifications. The services provided by the Support Services group include, but are not limited to, items such as tool repair, band saw blade welding and light manufacturing. The Company engages in these activities primarily as a service to its customers and expects these activities in the future to continue to contribute in the range of 5% to 10% of the Company's consolidated net sales.

Sources of Supply

The Company uses a large number of suppliers for the approximately 195,000 standard stock items it distributes. Most items distributed by the Company can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. No single supplier accounted for more than 5.0% of the Company's purchases in 2000.

Customers and Marketing

The Company believes its success can be attributed to its ability to offer customers in small to medium-sized cities a full line of products at convenient locations, and to the high quality of the Company's employees. Most of the Company's customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufacturers and maintenance and repair operations. Other users of the Company's products include farmers, truckers, railroads, mining companies, municipalities, schools, and certain retail trades. As of December 31, 2000, the Company's total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 120,000.

During each of the three years ended December 31, 2000, no one customer accounted for a significant portion of the Company's sales. The Company believes that the large number of its customers together with the varied markets that they represent provide some protection to the Company from economic downturns in a particular market.

A significant portion of the Company's sales is generated through direct calls on customers by store personnel. Because of the nature of the Company's business, the Company does not use the more expensive forms of mass media advertising such as television, radio, and newspapers. Forms of advertising used by the Company include signs, catalogs, and direct mailings.

Competition

The Company's business is highly competitive. Competitors include both large distributors located primarily in large cities and smaller distributors located in many of the same cities in which the Company has stores. The Company believes that the principal competitive factors affecting the markets for the Company's products are customer service and convenience.

Some competitors use vans to sell their products in communities away from their main warehouses, while others rely on mail order or telemarketing sales. The Company, however, believes that the convenience provided to customers by actually operating a number of stores in smaller markets, each offering a wide variety of products, is a competitive selling advantage and that the large number of stores in a given area, taken together with the Company's ability to provide frequent deliveries to such stores from centrally located distribution centers, makes possible the prompt and efficient distribution of products. Having trained personnel at each store also enhances the Company's ability to compete (see "Employees" below).

Employees

As of December 31, 2000, the Company employed a total of 6,477 full and part-time employees, 4,356 being store managers and store employees, and the balance being employed in the Company's distribution centers, packaging facility, manufacturing operations, service operations and home office.

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


ITEM 2.  PROPERTIES

The Company owns six facilities in Winona, Minnesota. These facilities are as follows:

                                                                             Approximate
Purpose                                                                      Square Feet
-------------------------------------------------------------------------------------------
Distribution center and home office                                            213,000
Manufacturing facility                                                         100,000
Winona store and regional training center                                       13,000
Winona product support and support services                                     55,000
Rack and shelving storage                                                       42,000
Multi-building complex which houses certain operations of its
 Manufacturing Division and its Support Services group                          30,000

The Company also owns the following facilities, excluding store locations, outside of Winona, Minnesota:

                                                                               Approximate
Purpose                              Location                                  Square Feet
---------------------------------------------------------------------------------------------

Distribution center                  Indianapolis, Indiana                      414,000
Distribution center                  Indianapolis, Indiana                       76,000
Distribution center                  Atlanta, Georgia                            54,000
Distribution center                  Dallas, Texas                               95,000
Distribution center                  Scranton, Pennsylvania                      80,000/1/
Distribution center                  Akron, Ohio                                102,000
Distribution center                  Kansas City, Kansas                         ------/2/

/1/ An 80,000 square foot addition to the Scranton, Pennsylvania distribution center is currently being built. The Company expects to complete construction late in the second quarter or early in the third quarter of 2001.
/2/ A new distribution center in Kansas City is currently being built. The Company expects to complete construction in third quarter of 2001.

In addition, the Company owns 31 buildings that house the Company's store locations in various cities throughout the United States.

All other buildings occupied by the Company are leased. Leased stores range from approximately 1,200 to 8,000 square feet, with lease terms of up to 48 months. The Company also leases the following distribution centers and packaging facility:

                                                           Approximate      Lease Expiration     Remaining Lease Renewal
Purpose              Location                              Square Feet           Date                   Options
------------------------------------------------------------------------------------------------------------------------
Distribution center  Lakewood, Washington                     40,000         February 2002               None
Distribution center  Fresno, California                       52,500         February 2002      Three one-year periods/1/
Distribution center  Salt Lake City, Utah                     22,000         October 2002                None
Distribution center  Winston-Salem, North Carolina            58,400         October 2002                None
Packaging facility   Memphis, Tennessee                      115,000         December 2001               None
Distribution center  Kansas City, Missouri                    40,000          April 2001        One two-year period/1,2/

/1/  The lease renewals can be exercised at the Company's option.
/2/ As previously discussed, the Company is currently in the process of building a new distribution center in Kansas City, Kansas.

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

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Fastenal Company are:

         Name                                    Age                                 Position
-------------------------------------------------------------------------------------------------------------
Robert A. Kierlin                                61                      Chairman of the Board, President,
                                                                         Chief Executive Officer and
                                                                         Director

Willard D. Oberton                               42                      Executive Vice President, Chief
                                                                         Operating Officer and Director

Nicholas J. Lundquist                            43                      Vice President of Sales

Daniel L. Florness                               37                      Treasurer, Chief Financial Officer
                                                                         and Chief Accounting Officer

Stephen M. Slaggie                               61                      Secretary and Director


Mr. Kierlin has been the Chairman of the Board, President and Chief Executive Officer of Fastenal Company and has served as a director of Fastenal Company since Fastenal Company's incorporation in 1968.

Mr. Oberton has been the Executive Vice President and Chief Operating Officer of Fastenal Company since June 2000 and has served as a director of Fastenal Company since June 1999. From March 1997 through June 2000, Mr. Oberton held the position of Vice President and Chief Operating Officer of Fastenal Company. From June 1986 through March 1997, Mr. Oberton held the position of General Operations Manager of Fastenal Company.

Mr. Lundquist has been Vice President of Sales of Fastenal Company since June 2000. From April 1997 through June 2000, Mr. Lundquist held the position of National Sales Manager of Fastenal Company. From January 1991 through March 1997, Mr. Lundquist was a Regional Manager of Fastenal Company.

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

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000, Common Stock Data on page 8.


ITEM 6.  SELECTED FINANCIAL DATA

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000, Six-Year Selected Financial Data on page 4.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000, Management's Discussion & Analysis of Financial Condition & Results of Operations on pages 5-7.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000, Market Risk Management on page 7.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000, Selected Quarterly Financial Data (Unaudited) on page 8, and Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Independent Auditors' Report on pages 9-19.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information appearing under the headings "Election of Directors--Nominees and Required Vote", pages 4 and 5, and "Section 16(a) Beneficial Ownership Reporting Compliance", page 13, in Fastenal Company's Proxy Statement dated March 6, 2001. See also Part I hereof under the heading "Item X. Executive Officers of the Registrant".


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the headings "Election of Directors--Compensation of Directors", page 6, "Executive Compensation--Summary of Compensation", page 7, "Executive Compensation-- Option/SAR Grants", pages 8 and 9, and "Executive Compensation--Compensation Committee Interlocks and Insider Participation", page 9, in Fastenal Company's Proxy Statement dated March 6, 2001.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management", pages 2-4, in Fastenal Company's Proxy Statement dated March 6, 2001.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

a)   1. Financial Statements:
          Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Earnings for the years ended
          December 31, 2000, 1999, and 1998
          Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended
            December 31, 2000, 1999, and 1998
          Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998
          Notes to Consolidated Financial Statements
          Independent Auditors' Report
          (Incorporated by reference to pages 9-19 of Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000)

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

         10.1 Description of bonus arrangement for Executive Vice President (incorporated by reference to Exhibit 10 to Fastenal Company's Form 10-K for the year ended December 31, 1997)

         10.2 Description of bonus arrangement for Treasurer (incorporated by reference to Exhibit 10.2 to Fastenal Company's Form 10-K for the year ended December 31, 1998)

         10.3  Description of bonus arrangement for Vice President of Sales

         10.4  Fastenal Company and Subsidiaries Stock Appreciation Rights Plan

         13 Annual Report to Shareholders for the fiscal year ended December 31, 2000 (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)

         21 List of Subsidiaries (incorporated by reference to Exhibit 21 to Fastenal Company's Form 10-K for the year ended December 31,
               1999)

         23    Consent of KPMG LLP

         Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

b)  Reports on Form 8-K

    Fastenal Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

                   Independent Auditors' Report on Schedule



The Board of Directors and Stockholders
Fastenal Company:


Under date of January 16, 2001 we reported on the consolidated balance sheets of Fastenal Company and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                         /s/ KPMG LLP
                                         KPMG LLP



Minneapolis, Minnesota
January 16, 2001

                               FASTENAL COMPANY

                Schedule II--Valuation and Qualifying Accounts

                 Years ended December 31, 2000, 1999, and 1998


                                          "Additions"
                            Balance at    charged to                    Balance
                            beginning     costs and      "Less"         at end
             Description     of year      expenses     deductions       of year
--------------------------------------------------------------------------------
Year ended December 31,
  2000 allowance for
  doubtful accounts        $ 1,400,000  $ 4,496,000    $ 3,658,000   $ 2,238,000

Year ended December 31,
  1999 allowance for
  doubtful accounts        $   740,000  $ 3,566,000    $ 2,906,000   $ 1,400,000

Year ended December 31,
  1998 allowance for
  doubtful accounts        $   660,000  $ 3,493,000    $ 3,413,000   $   740,000

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2001

FASTENAL COMPANY

By /s/Robert A. Kierlin
   ____________________________________________________
   Robert A. Kierlin, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 5, 2001

By /s/Robert A. Kierlin                    By  /s/Daniel L. Florness
   -----------------------------------         ---------------------------------
   Robert A. Kierlin, President            Daniel L. Florness, Treasurer
   (Principal Executive Officer) and       (Principal Financial Officer and
     Director                                 Principal Accounting Officer)




By /s/Stephen M. Slaggie                   By  /s/Michael M. Gostomski
   -----------------------------------         ---------------------------------
   Stephen M. Slaggie, Director            Michael M. Gostomski, Director


By /s/Henry K. McConnon                    By  /s/John D. Remick
   -----------------------------------         ---------------------------------
   Henry K. McConnon, Director             John D. Remick, Director


By /s/Robert A. Hansen                     By  /s/Willard D. Oberton
   -----------------------------------     -------------------------------------
   Robert A. Hansen, Director              Willard D. Oberton, Director


By /s/Reyne K. Wisecup                     By  /s/Michael J. Dolan
   -----------------------------------         ---------------------------------
   Reyne K. Wisecup, Director              Michael J. Dolan, Director

                               INDEX TO EXHIBITS


 3.1  Restated Articles of Incorporation of Fastenal
      Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 10-Q for the quarter ended September 30, 1993).

 3.2  Restated By-Laws of Fastenal Company
      (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923).

10.1 Description of bonus arrangement for Executive Vice President (incorporated by reference to Exhibit 10 to Fastenal Company's Form 10-K for the year ended December 31, 1997)

10.2  Description of bonus arrangement for Treasurer
      (incorporated by reference to Exhibit 10.2 to Fastenal Company's Form 10-K for the year ended December 31, 1998)

10.3  Description of bonus arrangement for Vice
      President of Sales................................... Electronically Filed

10.4  Fastenal Company and Subsidiaries Stock
      Appreciation Rights Plan............................. Electronically Filed

13    Annual Report to Shareholders for the fiscal
      year ended December 31, 2000 (only those
      portions specifically incorporated by reference
      herein shall be deemed filed with the Commission).... Electronically Filed

21    List of Subsidiaries
      (incorporated by reference to Exhibit 21 to Fastenal Company's Form 10-K for the year ended December 31, 1999)

23    Consent of KPMG LLP.................................. Electronically Filed