Form 10-Q
period 2001-03-31
FASTENAL COMPANY
filed 2001-04-16
CIK 815556

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001, or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission file number 0-16125

                                FASTENAL COMPANY
             (Exact name of registrant as specified in its charter)

         Minnesota                                        41-0948415
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

       2001 Theurer Boulevard
         Winona, Minnesota                             55987-1500
(Address of principal executive offices)               (Zip Code)

                                (507) 454-5374
             (Registrant's telephone number, including area code)

                                Not Applicable
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

            Class                                Outstanding at April 15, 2001
 Common Stock, $.01 par value                                37,938,688

                               FASTENAL COMPANY

                                     INDEX


                                                                                              Page No.
                                                                                              --------
Part I  Financial Information:

  Consolidated Balance Sheets as of March 31, 2001 and December
   31, 2000                                                                                      1

  Consolidated Statements of Earnings for the three months ended
   March 31, 2001 and 2000                                                                       2

  Consolidated Statements of Cash Flows for the three months ended
   March 31, 2001 and 2000                                                                       3

  Notes to Consolidated Financial Statements                                                     4

  Management's discussion and analysis of financial condition and
   results of operations                                                                        5-7

  Quantitative and qualitative disclosures about market risk                                     8

Part II  Other Information:

  Exhibits and reports on Form 8-K                                                               8

                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                       FASTENAL COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets
                (Amounts in thousands except share information)

                                  (Unaudited)


                                                                         March 31,       December 31,
                              Assets                                       2001              2000
--------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                            $     35,746            19,710
    Marketable securities                                                       3,027             4,028
    Trade accounts receivable, net of allowance for doubtful
       accounts of $2,238 and $2,238, respectively                            113,501           106,120
    Inventories                                                               145,669           143,068
    Deferred income tax asset                                                   4,060             4,060
    Other current assets                                                        9,385             7,469
--------------------------------------------------------------------------------------------------------
            Total current assets                                              311,388           284,455

Marketable securities                                                           8,032             8,969
Property and equipment, less accumulated depreciation                         110,304           105,807
Other assets, less accumulated amortization                                     3,211             3,233
--------------------------------------------------------------------------------------------------------
            Total assets                                                 $    432,935           402,464
========================================================================================================

               Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------

Current liabilities:
    Accounts payable                                                     $     21,181            19,898
    Accrued expenses                                                           14,391            13,502
    Income taxes payable                                                       14,806             3,179
--------------------------------------------------------------------------------------------------------
            Total current liabilities                                          50,378            36,579
--------------------------------------------------------------------------------------------------------

Deferred income tax liability                                                   6,627             6,627
--------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock                                                                 0                 0
    Common stock, 50,000,000 shares authorized
       37,938,688 shares issued and outstanding                                   379               379
    Additional paid-in capital                                                  4,424             4,424
    Retained earnings                                                         372,572           355,248
    Accumulated other comprehensive loss                                       (1,445)             (793)
--------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                        375,930           359,258
--------------------------------------------------------------------------------------------------------

            Total liabilities and stockholders' equity                   $    432,935           402,464
========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                       FASTENAL COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Earnings
               (Amounts in thousands except earnings per share)

                                  (Unaudited)

                                                            Three months ended
                                                                March 31,
                                                       -----------------------------
                                                           2001            2000
------------------------------------------------------------------------------------
Net sales                                              $ 201,016         176,268

Cost of sales                                             96,411          84,081
------------------------------------------------------------------------------------
             Gross profit                                104,605          92,187

Operating and administrative
    expenses                                              71,559          60,152
------------------------------------------------------------------------------------
             Operating income                             33,046          32,035

Other income (expense):
    Interest income                                          651             639
    Loss on disposal of
       property and equipment                                (85)            (78)
------------------------------------------------------------------------------------
             Total other income                              566             561
------------------------------------------------------------------------------------

             Earnings before
               income taxes                               33,612          32,596

Income tax expense                                        12,873          12,550
------------------------------------------------------------------------------------

             Net earnings                              $  20,739          20,046
------------------------------------------------------------------------------------

Basic and diluted earnings per share                   $     .55             .53
------------------------------------------------------------------------------------

Weighted average shares
    outstanding                                           37,939          37,939
------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                       FASTENAL COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                            (Amounts in thousands)

                                  (Unaudited)

                                                                              Three months ended
                                                                                   March 31,
                                                                         ------------------------
                                                                            2001            2000
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net earnings                                                        $ 20,739          20,046
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
            Depreciation of property and equipment                          3,275           2,717
            Loss on disposal of property and equipment                         85              78
            Bad debt expense                                                1,285           1,067
            Deferred income taxes                                               0           2,000
            Amortization of goodwill and non-compete                           55              55
            Changes in operating assets and liabilities:
               Trade accounts receivable                                   (8,666)        (13,968)
               Inventories                                                 (2,601)         (4,194)
               Other current assets                                        (1,916)             33
               Accounts payable                                             1,283           4,292
               Accrued expenses                                               889           2,332
               Income taxes payable                                        11,627           8,801
-------------------------------------------------------------------------------------------------
                      Net cash provided by operating activities            26,055          23,259
-------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Additions of property and equipment, net                              (8,604)        (10,447)
     Proceeds from sale of property and equipment                             747           2,644
     Translation adjustment                                                  (652)            (77)
     Net decrease in marketable securities                                  1,938              69
     Increase in other assets                                                 (33)            (28)
-------------------------------------------------------------------------------------------------
                      Net cash used in investing activities                (6,604)         (7,839)
-------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Payment of dividends                                                  (3,415)         (3,035)
-------------------------------------------------------------------------------------------------
                      Net cash used in financing activities                (3,415)         (3,035)
-------------------------------------------------------------------------------------------------

                      Net increase in cash and cash equivalents            16,036          12,385

Cash and cash equivalents at beginning of period                           19,710          27,849
-------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                               $ 35,746          40,234
-------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
     Cash paid during each period for:
        Income taxes                                                     $  1,246           1,749
-------------------------------------------------------------------------------------------------
        Interest                                                         $      0               0
-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                       FASTENAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2001 and 2000

                                  (Unaudited)

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's consolidated financial statements as of and for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(2)  Derivative Instruments and Hedging Activities

During the first quarter of 2001 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The adoption of SFAS 133 did not impact the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements. (Dollar amounts are in thousands.)

Three months ended March 31, 2001 vs. 2000
------------------------------------------

Net sales for the three months ended March 31, 2001 were $201,016, an increase of 14.0% over net sales of $176,268 for the comparable period in 2000. The increase came primarily from higher unit sales. Higher unit sales resulted primarily from increases in sales at existing store sites. The increases in sales at existing store sites are due primarily to increases in market share and the introduction of new product lines. Sites opened in 1999 or earlier had average sales increases of 9.5%. The remainder of the 14.0% sales growth came from store sites opened in 2000 and during the first three months of 2001.

The mix of sales during the first three months of 2001 and 2000, from the original Fastenal(R) product line (which consists primarily of threaded fasteners) and from the newer product lines, was as follows:

     Product line                                      2001            2000
   ---------------------------------------------------------------------------
     Fastener product line                             61.5%           67.0%
   ---------------------------------------------------------------------------
     Newer product lines                               38.5%           33.0%
   ---------------------------------------------------------------------------

The newer product lines consist of and were introduced as follows:

     Product line                                     Introduced
   ---------------------------------------------------------------
     Tools                                               1993
   ---------------------------------------------------------------
     Cutting tools                                       1996
   ---------------------------------------------------------------
     Hydraulics & pneumatics                             1996
   ---------------------------------------------------------------
     Material handling                                   1996
   ---------------------------------------------------------------
     Janitorial supplies                                 1996
   ---------------------------------------------------------------
     Electrical supplies                                 1997
   ---------------------------------------------------------------
     Welding supplies                                    1997
   ---------------------------------------------------------------
     Safety supplies                                     1999
   ---------------------------------------------------------------

Net earnings for the three months ended March 31, 2001 were $20,739, an increase of 3.5% over net earnings of $20,046 for the comparable period in 2000. Operating income grew 3.2% from 2000 to 2001, a rate of growth lower than the net sales rate of growth. The lower rate of growth in operating income occurred primarily because (1) gross margins decreased from 52.3% to 52.0% and (2) operating expenses increased at a 19.0% rate, a rate greater than the net sales growth rate. The factors behind these two changes are discussed below.

The Company branch (store site) personnel totaled 4,444 on March 31, 2001, an increase of 2.0% over the 4,356 on December 31, 2000.

The quarter began with a 20.3% growth in daily sales in January. A noticeable recovery from the 17.8% growth in daily sales experienced in December 2000. The growth in daily sales dropped to 16.4% in February and to 11.7% in March. This decline in the daily sales growth rates continues a trend, which began in November 2000. This trend mirrors the overall weakening of the industrial economy we service in North America.

The increased pressures of the competitive marketplace in a slowing economy and, to a lesser extent, change in product mix impacted our gross margin during the quarter. The gross margin was 52.0% in the first quarter of 2001 and 52.3% in the comparable period in 2000. The Company experienced negative leverage during the quarter. This was due to (1) the aforementioned decrease in gross margin,
(2) the additional expenses of planned store site openings, and (3) the added impact of increases in utility costs when compared to the same quarter in 2000.

The Company opened 22, 20, 36, and 50 new store sites during the most recent four quarters respectively, for a total of 128 (or 15.6%). While the new stores continue to build the infrastructure for future growth, the added expenses related to payroll, occupancy, and transportation costs impact the Company's ability to leverage earnings in a slowing industrial economy.

As we move into the second quarter of 2001 we will continue to open stores. The time line for slowing down the planned openings is such that openings can be altered in a short time span, usually less than 60 to 90 days. The Company is committed to continued earnings growth. As the second quarter unfolds the Company will continue to reevaluate the level of planned openings.

Liquidity and Capital Resources
-------------------------------

The higher level of sales during the three-month period resulted in the growth of trade accounts receivable and inventories. Property and equipment increased because of: (1) the construction of a new distribution center in Kansas City which we expect to occupy in late third or early fourth quarter of 2001, (2) the expansion of our distribution center in Scranton, PA, (3) the purchase of software and hardware for the Company's information processing systems, (4) the addition of certain pickup trucks and (5) the addition of manufacturing and warehouse equipment. Disposals of property and equipment related to the planned disposition of certain pickup trucks and semi-tractors and trailers in the normal course. Cash requirements for these asset changes were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of March 31, 2001, the Company had no material outstanding commitments for capital expenditures.

Management anticipates funding it current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from its borrowing capacity.

Certain Risks and Uncertainties
-------------------------------

This discussion contains statements that are not historical in nature and that are intended to be, and are hereby identified as, "forward-looking statements" under the Private Securities Litigation Reform Act of 1995, including statements regarding planned store openings, the timeline for altering planned openings, and the expected time of occupancy of the Kansas City distribution center. The following factors are among those that could impact the Company's plans and performance, and cause the Company's actual results to differ materially from those predicted in such forward-looking statements: (i) an upturn or downturn in the economy could impact sales at existing stores and the rates of new store openings and additions of new employees, (ii) an upturn or downturn in the economy, or a change in product mix, could impact gross margins, (iii) a change, from that projected, in the number of smaller communities able to support future store sites could impact the rate of new store openings and additions of new employees, (iv) the ability of the Company to develop product expertise at the store level, to identify future product lines that complement existing product lines, to transport and store certain hazardous products and to otherwise integrate new product lines into the Company's existing stores and distribution network could impact sales and margins, (v) increases or decreases in fuel and utility costs could impact distribution and occupancy expenses of the Company,
(vi) the ability of the Company to successfully attract and retain qualified personnel to staff the Company's smaller community stores could impact sales at existing stores and the rate of new store openings, (vii) changes in governmental regulations related to product quality or product source traceability could impact the cost to the Company of regulatory compliance,
(viii) inclement weather could impact the Company's distribution network, (ix) foreign currency fluctuations or changes in trade relations could impact the ability of the Company to procure products overseas at competitive prices and the Company's foreign sales, (x) disruptions caused by the implementation of the Company's new management information systems infrastructure could impact sales, and (xi) changes in the rate of new store openings could impact expenditures for computers and other capital equipment.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from changes in interest rates and foreign currency exchange rates. Changes in these factors cause fluctuations in the Company's earnings and cash flows. The Company evaluates and manages exposure to these market risks as follows:

Interest Rates - The Company has a $10 million line of credit of which $0 was outstanding at March 31, 2001. The line bears interest at 0.9% over the LIBOR rate.

Foreign Currency Exchange Rates - Foreign currency fluctuations can affect the Company's net investments and earnings denominated in foreign currencies. The Company's primary exchange rate exposure is with the Canadian dollar against the U.S. dollar. The Company's estimated net earnings exposure for foreign currency exchange rates was not material at March 31, 2001.

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

     (b)  Reports on Form 8-K:

          No report on Form 8-K was filed by Fastenal Company during the quarter ended March 31, 2001.

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


                                    FASTENAL COMPANY


                                    /s/ Robert A. Kierlin
                                    -------------------------------
                                    (Robert A. Kierlin, President)
                                    (Duly Authorized Officer)



Date   April 16, 2001               /s/ Daniel L. Florness
     ------------------             -------------------------------
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