Form 10-Q
period 2001-06-30
FASTENAL COMPANY
filed 2001-08-02
CIK 815556

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              __________________

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001, or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ______________________

Commission file number 0-16125

                               FASTENAL COMPANY
                            _______________________

            (Exact name of registrant as specified in its charter)


          Minnesota                                            41-0948415
----------------------------                              --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

     2001 Theurer Boulevard
        Winona, Minnesota                                      55987-1500
-----------------------------------                         ----------------
(Address of principal executive offices)                       (Zip Code)

                                (507) 454-5374
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
             ---------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                               Outstanding at July 15, 2001
--------------------------------                   ----------------------------
   Common Stock, $.01 par value                             37,938,688

                               FASTENAL COMPANY

                                     INDEX

                                                                                  Page No.
                                                                                  --------
Part I  Financial Information:

     Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000            1

     Consolidated Statements of Earnings for the six months
        and three months ended June 30, 2001 and 2000                                 2

     Consolidated Statements of Cash Flows for the six months
        ended June 30, 2001 and 2000                                                  3

     Notes to Consolidated Financial Statements                                       4

     Management's discussion and analysis of financial condition
        and results of operations                                                   5-8

     Quantitative and qualitative disclosures about market risk                       9

Part II  Other Information:

     Submission of matters to a vote of security holders                           9-10

     Exhibits and reports on Form 8-K                                                10

                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                       FASTENAL COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets
                (Amounts in thousands except share information)

                                  (Unaudited)


                                                                                          June 30,           December 31,
                                    Assets                                                  2001                 2000
-------------------------------------------------------------------------------------------------------------------------

Current assets:
     Cash and cash equivalents                                                    $           46,713               19,710
     Marketable securities                                                                     2,017                4,028
     Trade accounts receivable, net of allowance for doubtful
        accounts of $2,502 and $2,238, respectively                                          112,918              106,120
     Inventories                                                                             144,056              143,068
     Deferred income tax asset                                                                 4,060                4,060
     Other current assets                                                                     10,053                7,469
-------------------------------------------------------------------------------------------------------------------------
              Total current assets                                                           319,817              284,455

Marketable securities                                                                          7,120                8,969
Property and equipment, less accumulated depreciation                                        114,553              105,807
Other assets, less accumulated amortization                                                    3,180                3,233
-------------------------------------------------------------------------------------------------------------------------

              Total assets                                                        $          444,670              402,464
=========================================================================================================================


                     Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                                                             $           24,387               19,898
     Accrued expenses                                                                         15,847               13,502
     Income taxes payable                                                                      2,294                3,179
-------------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                                       42,528               36,579
-------------------------------------------------------------------------------------------------------------------------

Deferred income tax liability                                                                  6,627                6,627
-------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Preferred stock                                                                               0                    0
     Common stock, 50,000,000 shares authorized
        37,938,688 shares issued and outstanding                                                 379                  379
     Additional paid-in capital                                                                4,424                4,424
     Retained earnings                                                                       391,590              355,248
     Accumulated other comprehensive loss                                                       (878)                (793)
-------------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                                     395,515              359,258
-------------------------------------------------------------------------------------------------------------------------

              Total liabilities and stockholders' equity                          $          444,670              402,464
-------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                       FASTENAL COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Earnings
               (Amounts in thousands except earnings per share)

                                  (Unaudited)

                                                                   Six months ended                  Three months ended
                                                                       June 30,                           June 30,
                                                           --------------------------------   -------------------------------
                                                                  2001             2000             2001             2000
-------------------------------------------------------------------------------------------   -------------------------------
Net sales                                                $        405,923          364,857          204,907          188,589

Cost of sales                                                     196,012          175,008           99,601           90,927
-------------------------------------------------------------------------------------------   -------------------------------
           Gross profit                                           209,911          189,849          105,306           97,662

Operating and administrative
  expenses                                                        146,415          124,101           74,856           63,949
-------------------------------------------------------------------------------------------   -------------------------------
           Operating income                                        63,496           65,748           30,450           33,713

Other income (expense):
  Interest income                                                   1,157            1,129              506              490
  Loss on disposal of
    property and equipment                                           (217)            (119)            (132)             (41)
-------------------------------------------------------------------------------------------   -------------------------------
           Total other income                                         940            1,010              374              449
-------------------------------------------------------------------------------------------   -------------------------------

           Earnings before
             income taxes                                          64,436           66,758           30,824           34,162

Income tax expense                                                 24,679           25,737           11,806           13,187
-------------------------------------------------------------------------------------------   -------------------------------

           Net earnings                                  $         39,757           41,021           19,018           20,975
===========================================================================================   ===============================

Basic and diluted earnings per share                     $           1.05             1.08              .50              .55
===========================================================================================   ===============================

Weighted average shares
  outstanding                                                      37,939           37,939           37,939           37,939
===========================================================================================   ===============================

The accompanying notes are an integral part of the consolidated financial statements.

                       FASTENAL COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                            (Amounts in thousands)

                                  (Unaudited)


                                                                                               Six months ended
                                                                                                    June 30,
                                                                                     -----------------------------------
                                                                                             2001               2000
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                                  $          39,757             41,021
      Adjustments to reconcile net earnings to net cash
          provided by operating activities:
              Depreciation of property and equipment                                            7,092              5,523
              Loss on disposal of property and equipment                                          217                119
              Bad debt expense                                                                  2,534              2,173
              Deferred income taxes                                                                 0              2,000
              Amortization of goodwill and non-compete                                            110                110
              Changes in operating assets and liabilities:
                  Trade accounts receivable                                                    (9,332)           (23,219)
                  Inventories                                                                    (988)           (19,531)
                  Other current assets                                                         (2,584)            (2,870)
                  Accounts payable                                                              4,489             10,541
                  Accrued expenses                                                              2,345              2,503
                  Income taxes payable                                                           (885)               127
------------------------------------------------------------------------------------------------------------------------
                          Net cash provided by operating activities                            42,755             18,497
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Additions of property and equipment, net                                                (18,114)           (19,731)
      Proceeds from sale of property and equipment                                              2,059              5,200
      Translation adjustment                                                                      (63)              (196)
      Net decrease in marketable securities                                                     3,860                 72
      Increase in other assets                                                                    (57)               (52)
------------------------------------------------------------------------------------------------------------------------
                          Net cash used in investing activities                               (12,315)           (14,707)
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Payment of dividends                                                                     (3,415)            (3,035)
------------------------------------------------------------------------------------------------------------------------
                          Net cash used in financing activities                                (3,415)            (3,035)
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                           (22)               (30)
------------------------------------------------------------------------------------------------------------------------

                          Net increase in cash and cash equivalents                            27,003                725

Cash and cash equivalents at beginning of period                                               19,710             27,849
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $          46,713             28,574
------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
      Cash paid during each period for:
          Income taxes                                                              $          25,564             23,610
------------------------------------------------------------------------------------------------------------------------
          Interest                                                                  $               0                  0
------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                       FASTENAL COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 2001 and 2000

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

(3)  Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

                                         Six months ended    Three months ended
(Amounts in thousands)                        June 30,             June 30,
                                         ----------------    ------------------
                                           2001     2000        2001     2000
---------------------------------------------------------    ------------------

Net earnings                           $  39,757   41,021      19,018    20,975
Translation adjustment                       (85)    (226)        567      (149)
---------------------------------------------------------    ------------------

Total comprehensive income             $  39,672   40,795      19,585    20,826
---------------------------------------------------------    ------------------

(4)  Reclassifications

Marketable securities included in cash and cash equivalents at December 31, 2000 have been reclassified to conform to the June 30, 2001 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements. (Dollar amounts are in thousands.)

Six months ended June 30, 2001 vs. 2000
---------------------------------------

Net sales for the six months ended June 30, 2001 were $405,923, an increase of 11.3% over net sales of $364,857 for the comparable period in 2000. The increase came primarily from higher unit sales rather than increases in prices. Higher unit sales resulted primarily from increases in sales at existing store sites. The increases in sales at existing store sites are due primarily to increases in market share and the introduction of new product lines. Sites opened in 1999 or earlier had average sales increases of 5.7%. The remainder of the 11.3% sales growth came from store sites opened in 2000 and during the first six months of 2001.

The mix of sales during the first six months of 2001 and 2000, from the original Fastenal(R) product line (which consists primarily of threaded fasteners) and from the newer product lines, was as follows:

          Product line                     2001            2000
        --------------------------------------------------------
          Fastener product line            60.6%           65.8%
        --------------------------------------------------------
          Newer product lines              39.4%           34.2%
        --------------------------------------------------------

 The newer product lines consist of and were introduced as follows:

          Product line                    Introduced
        --------------------------------------------
          Tools                              1993
        --------------------------------------------
          Cutting tools                      1996
        --------------------------------------------
          Hydraulics & pneumatics            1996
        --------------------------------------------
          Material handling                  1996
        --------------------------------------------
          Janitorial supplies                1996
        --------------------------------------------
          Electrical supplies                1997
        --------------------------------------------
          Welding supplies                   1997
        --------------------------------------------
          Safety supplies                    1999
        --------------------------------------------

Net earnings for the six months ended June 30, 2001 were $39,757, a decrease of 3.1% from net earnings of $41,021 for the comparable period in 2000. Operating income decreased 3.4% from 2000 to 2001. The decrease in operating income occurred primarily because (1) gross margins decreased from 52.0% to 51.7% and
(2) operating expenses increased at an 18.0% rate, a rate greater than the net sales growth rate. The factors behind these two changes are included in the 2001 discussion below.

The Company branch (store site) personnel totaled 4,433 on June 30, 2001, an increase of 1.8% over the 4,356 on December 31, 2000.

Three months ended June 30, 2001 vs. 2000
-----------------------------------------

Net sales for the three months ended June 30, 2001 were $204,907, an increase of 8.7% over net sales of $188,589 for the comparable period in 2000. The increase came primarily from higher unit sales rather than increases in prices. Higher unit sales resulted primarily from increases in sales at existing store sites. The increases in sales at existing store sites are due primarily to increases in market share and the introduction of new product lines. Sites opened in 1999 or earlier had average sales increases of 2.2%. The remainder of the 8.7% sales growth came from store sites opened in 2000 and during the first six months of 2001.

The mix of sales during the second quarter of 2001 and 2000, from the original Fastenal(R) product line (which consists primarily of threaded fasteners) and from the newer product lines, was as follows:

          Product line                    2001            2000
        -------------------------------------------------------
          Fastener product line           59.8%           64.6%
        -------------------------------------------------------
          Newer product lines             40.2%           35.4%
        -------------------------------------------------------

Net earnings for the three months ended June 30, 2001 were $19,018, a decrease of 9.3% from net earnings of $20,975 for the comparable period in 2000. Operating income decreased 9.7% from 2000 to 2001. The decrease in operating income occurred primarily because (1) gross margins decreased from 51.8% to 51.4% and (2) operating expenses increased at a 17.1% rate, a rate greater than the net sales growth rate. The factors behind these two changes are included in the 2001 discussion below.

The Company branch (store site) personnel totaled 4,433 on June 30, 2001, a decrease of 0.2% from the 4,444 on March 31, 2001.

2001 Discussion
---------------

Note - Daily sales are defined as the sales for the month divided by the number of business days in the month.

The first six months of 2001 each had daily sales growth rates of 20.3%, 16.4%, 11.7%, 9.1%, 9.5%, and 7.7%, when compared to the same month in 2000. The January 2001 growth of 20.3% represented a noticeable recovery from the 17.8% growth in daily sales experienced in December 2000. However, the general decline in the daily sales growth rates continues a trend, which began in November 2000. This trend reflects the overall weakening of the industrial economy we service in North America.

The Company experienced negative earnings leverage (growth in earnings versus growth in sales) during the six-month and three-month periods ended June 30, 2001. This was due to (1) the decrease in gross margin, caused primarily by changes in product mix, (2) the additional expenses of store site openings (see comments below), (3) the added impact of increases in utility, motor fuel, and health care costs when compared to the same period in 2000, and (4) the increase in depreciation expense associated with addition of property and equipment, most notably software and hardware for the Company's management information system.

The Company opened 20, 36, 50, and 44 new store sites during the third and fourth quarters of 2000 and the first and second quarters of 2001, respectively, for a total of 150 (or 17.8%) over June 30, 2000. While the new stores continue to build the infrastructure for future growth, the added expenses related to payroll, occupancy, and transportation costs impact the Company's ability to leverage earnings in a slowing industrial economy.

At the end of 2000, we indicated that we expected the rate of new store openings to be approximately 10% to 15% per year (meaning that we expected to open from 90 to 135 new stores in 2001). Our current plans anticipate opening approximately 30 to 35 additional stores in 2001, which would bring our total openings for the year to the range of approximately 125 to 130. We expect the majority of these additional openings will occur in the third quarter. Planned openings can be altered in a short time span, usually less than 60 to 90 days. As the third quarter unfolds the Company will continue to reevaluate the level of planned openings.

Liquidity and Capital Resources
-------------------------------

The higher level of sales during the six-month period resulted in the growth of trade accounts receivable. Property and equipment increased because of: (1) the construction of a new distribution center in Kansas City which we expect to occupy in late third or early fourth quarter of 2001, (2) the expansion of our distribution center in Scranton, PA, (3) the purchase of software and hardware for the Company's information processing systems, (4) the addition of certain pickup trucks and (5) the addition of manufacturing and warehouse equipment. In addition to the property and equipment expansion just noted, the Company is actively increasing the number of owned locations. The number of store locations owned, versus leased, on June 30, 2001 was 40, an increase of 29.0% over the 31 locations owned on December 31, 2001. The Company expects to add to this number in the future to lower its occupancy costs. Disposals of property and equipment related to the planned disposition of certain pickup trucks and semi-tractors and trailers in the normal course.

-------------------------------

Cash requirements for these asset changes were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of June 30, 2001, the Company had no material outstanding commitments for capital expenditures.

Management anticipates funding its current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from its borrowing capacity.

Certain Risks and Uncertainties
-------------------------------

This discussion contains statements that are not historical in nature and that are intended to be, and are hereby identified as, "forward-looking statements" under the Private Securities Litigation Reform Act of 1995, including statements regarding planned store openings, the timeline for altering planned openings, the expected time of occupancy of the Kansas City distribution center, and expected increases in the number of owned stores. The following factors are among those that could impact the Company's plans and performance, and cause the Company's actual results to differ materially from those predicted in such forward-looking statements: (i) an upturn or downturn in the economy could impact sales at existing stores and the rates of new store openings and additions of new employees, (ii) an upturn or downturn in the economy, or a change in product mix, could impact gross margins, (iii) a change, from that projected, in the number of smaller communities able to support future store sites could impact the rate of new store openings and additions of new employees, (iv) the ability of the Company to develop product expertise at the store level, to identify future product lines that complement existing product lines, to transport and store certain hazardous products and to otherwise integrate new product lines into the Company's existing stores and distribution network could impact sales and margins, (v) increases or decreases in fuel and utility costs could impact distribution and occupancy expenses of the Company,
(vi) the ability of the Company to successfully attract and retain qualified personnel to staff the Company's smaller community stores could impact sales at existing stores and the rate of new store openings, (vii) changes in governmental regulations related to product quality or product source traceability could impact the cost to the Company of regulatory compliance,
(viii) inclement weather could impact the Company's distribution network, (ix) foreign currency fluctuations or changes in trade relations could impact the ability of the Company to procure products overseas at competitive prices and the Company's foreign sales, (x) disruptions caused by the implementation of the Company's new management information systems infrastructure could impact sales,
(xi) changes in the rate of new store openings could impact expenditures for computers and other capital equipment, and (xii) changes in the availability of suitable land and buildings could impact expenditures for additional owned locations which house our store sites.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from changes in interest rates and foreign currency exchange rates. Changes in these factors cause fluctuations in the Company's earnings and cash flows. The Company evaluates and manages exposure to these market risks as follows:

Interest Rates - The Company has a $10 million line of credit of which $0 was outstanding at June 30, 2001. The line bears interest at 0.9% over the LIBOR rate.

Foreign Currency Exchange Rates - Foreign currency fluctuations can affect the Company's net investments and earnings denominated in foreign currencies. The Company's primary exchange rate exposure is with the Canadian dollar against the U.S. dollar. The Company's estimated net earnings exposure for foreign currency exchange rates was not material at June 30, 2001.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of shareholders held on April 17, 2001, two matters were put to a vote of the shareholders. Proxies were solicited from shareholders unable to attend the meeting. Proxy votes are included in the results that follow.

Matter 1. To elect a Board of nine directors, to serve until the next regular
---------
          meeting of shareholders or until their successors have been duly elected and qualified.

The existing directors, Robert A. Kierlin, Stephen M. Slaggie, Michael M. Gostomski, John D. Remick, Henry K. McConnon, Robert A. Hansen, Willard D. Oberton, Reyne K. Wisecup, and Michael J. Dolan, were nominated. There were no other nominations. The nine nominees each received and had withheld the number of votes set forth opposite their names below:

----------------------------------------------------------------------------------------
                                                Total Number of       Total Number of
         Name of Director                        Votes Cast For       Votes Withheld
         ---------------                         -------------        --------------
----------------------------------------------------------------------------------------
         Robert A. Kierlin                        31,267,461             319,787
----------------------------------------------------------------------------------------
         Stephen M. Slaggie                       31,267,830             319,418
----------------------------------------------------------------------------------------
         Michael M. Gostomski                     31,586,773                 475
----------------------------------------------------------------------------------------
         John D. Remick                           31,586,773                 475
----------------------------------------------------------------------------------------
         Henry K. McConnon                        31,586,423                 825
----------------------------------------------------------------------------------------
         Robert A. Hansen                         31,575,641              11,607
----------------------------------------------------------------------------------------
         Willard D. Oberton                       31,268,971             318,277
----------------------------------------------------------------------------------------
         Reyne K. Wisecup                         31,259,977             327,271
----------------------------------------------------------------------------------------
         Michael J. Dolan                         31,583,018               4,230
----------------------------------------------------------------------------------------

There were no abstentions or broker non-votes.

Matter 2. To ratify the appointment of KPMG LLP as independent auditors for the
---------
          fiscal year ending December 31, 2001.

Voting to ratify the appointment were 31,880,043 shares. Voting against the ratification were 30,942 shares. There were no broker non-votes. Abstentions totaled 69,805 shares.


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

  (b) Reports on Form 8-K:

      No report on Form 8-K was filed by Fastenal Company during the quarter ended June 30, 2001.

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



Date  August 2, 2001                          /s/ Daniel L. Florness
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