Form 10-Q
period 2001-09-30
FASTENAL COMPANY
filed 2001-10-31
CIK 815556

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                          --------------------------

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001, or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ______________________

Commission file number 0-16125
                               FASTENAL COMPANY
               ------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Minnesota                                          41-0948415
-------------------------------                         -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

        2001 Theurer Boulevard
          Winona, Minnesota                                   55987-1500
----------------------------------------                   ----------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                               Outstanding at October 15, 2001
--------------------------------                 -------------------------------
  Common Stock, $.01 par value                           37,938,688

                               FASTENAL COMPANY

                                     INDEX


                                                                        Page No.
                                                                        --------
Part I Financial Information:

     Consolidated Balance Sheets as of September 30, 2001 and
          December 31, 2000                                                1

     Consolidated Statements of Earnings for the nine months and
          three months ended September 30, 2001 and 2000                   2

     Consolidated  Statements of Cash Flows for the nine months
          ended September 30, 2001 and 2000                                3

     Notes to Consolidated Financial Statements                           4-5

     Management's discussion and analysis of financial condition and
          results of operations                                           6-9

     Quantitative and qualitative disclosures about market risk            10


Part II  Other Information:

     Exhibits and reports on Form 8-K                                      10

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        FASTENAL COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets
                 (Amounts in thousands except share information)

                                   (Unaudited)


                                                                                    September 30,         December 31,
                                    Assets                                               2001                 2000
------------------------------------------------------------------------------------------------------------------------

Current assets:
     Cash and cash equivalents                                                      $      56,217               19,710
     Marketable securities                                                                  2,000                4,028
     Trade accounts receivable, net of allowance for doubtful
        accounts of $3,354 and $2,238, respectively                                       121,753              106,120
     Inventories                                                                          151,997              143,068
     Deferred income tax asset                                                              4,060                4,060
     Other current assets                                                                  13,437                7,469
------------------------------------------------------------------------------------------------------------------------
              Total current assets                                                        349,464              284,455

Marketable securities                                                                       7,972                8,969
Property and equipment, less accumulated depreciation                                     117,443              105,807
Other assets, less accumulated amortization                                                 3,104                3,233
------------------------------------------------------------------------------------------------------------------------

              Total assets                                                          $     477,983              402,464
========================================================================================================================


                     Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                                                               $      28,584               19,898
     Accrued expenses                                                                      19,098               13,502
     Income taxes payable                                                                  11,987                3,179
------------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                                    59,669               36,579
------------------------------------------------------------------------------------------------------------------------

Deferred income tax liability                                                               6,627                6,627
------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Preferred stock                                                                            0                    0
     Common stock, 50,000,000 shares authorized
        37,938,688 shares issued and outstanding                                              379                  379
     Additional paid-in capital                                                             4,424                4,424
     Retained earnings                                                                    408,591              355,248
     Accumulated other comprehensive loss                                                  (1,707)                (793)
------------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                                  411,687              359,258
------------------------------------------------------------------------------------------------------------------------

              Total liabilities and stockholders' equity                            $     477,983              402,464
========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                       FASTENAL COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Earnings
               (Amounts in thousands except earnings per share)

                                  (Unaudited)

                                                      Nine months ended              Three months ended
                                                        September 30,                  September 30,
                                                ----------------------------   ----------------------------
                                                    2001             2000          2001             2000
----------------------------------------------------------------------------   ----------------------------

Net sales                                       $  613,000          557,779       207,077          192,922

Cost of sales                                      297,405          267,470       101,393           92,462
----------------------------------------------------------------------------   ----------------------------
          Gross profit                             315,595          290,309       105,684          100,460

Operating and administrative
  expenses                                         225,089          190,984        78,674           66,883
----------------------------------------------------------------------------   ----------------------------
          Operating income                          90,506           99,325        27,010           33,577

Other income (expense):
  Interest income                                    1,783            1,464           626              335
  Loss on disposal of
    property and equipment                            (298)            (151)          (81)             (32)
----------------------------------------------------------------------------   ----------------------------
          Total other income                         1,485            1,313           545              303
----------------------------------------------------------------------------   ----------------------------

          Earnings before
            income taxes                            91,991          100,638        27,555           33,880

Income tax expense                                  35,233           38,815        10,554           13,078
----------------------------------------------------------------------------   ----------------------------

          Net earnings                          $   56,758           61,823        17,001           20,802
============================================================================   ============================

Basic and diluted earnings per share            $     1.50             1.63           .45              .55
----------------------------------------------------------------------------   ----------------------------

Weighted average shares
  outstanding                                       37,939           37,939        37,939           37,939
----------------------------------------------------------------------------   ----------------------------


The accompanying notes are an integral part of the consolidated financial statements.

                       FASTENAL COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                            (Amounts in thousands)

                                  (Unaudited)

                                                                           Nine months ended
                                                                             September 30,
                                                                      --------------------------
                                                                         2001           2000
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                       $     56,758        61,823
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation of property and equipment                               10,847         8,495
      Loss on disposal of property and equipment                              298           151
      Bad debt expense                                                      3,765         3,339
      Deferred income taxes                                                     0         2,000
      Amortization of goodwill and non-compete                                165           165
      Changes in operating assets and liabilities,
            net of impact of acquisition
        Trade accounts receivable                                         (12,477)      (30,388)
        Inventories                                                        (1,896)      (27,783)
        Other current assets                                               (3,883)       (5,083)
        Accounts payable                                                    6,649         5,980
        Accrued expenses                                                    2,755         1,961
        Income taxes payable                                                8,808           693
------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                     71,789        21,353
------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of business and property and equipment                        (36,786)      (28,796)
  Proceeds from sale of property and equipment                              2,844         5,965
  Translation adjustment                                                     (804)          467
  Net decrease in marketable securities                                     3,025           215
  Increase in other assets                                                    (36)          (60)
------------------------------------------------------------------------------------------------
             Net cash used in investing activities                        (31,757)      (22,209)
------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Payment of dividends                                                     (3,415)       (3,035)
================================================================================================
             Net cash used in financing activities                         (3,415)       (3,035)
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                      (110)          (40)
================================================================================================

             Net increase (decrease) in cash and cash equivalents          36,507        (3,931)

Cash and cash equivalents at beginning of period                           19,710        27,849
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $     56,217        23,918
================================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during each period for:
      Income taxes                                                   $     26,425        36,122
================================================================================================
      Interest                                                       $          0             0
================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                       FASTENAL COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)

                          September 30, 2001 and 2000

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

(3)  Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

                                        Nine months ended          Three months ended
                                          September 30,               September 30,
                                    -------------------------  --------------------------
                                      2001            2000         2001          2000
-------------------------------------------------------------  --------------------------
Net earnings                    $     56,758        61,823        17,001        20,802
Translation adjustment                  (914)          427          (829)          653
-------------------------------------------------------------  --------------------------

Total comprehensive income      $     55,844        62,250        16,172        21,455
=============================================================  ==========================


(4)  Reclassifications

Marketable securities included in cash and cash equivalents at December 31, 2000 have been reclassified to conform to the September 30, 2001 presentation.

                                                                     (Continued)

                       FASTENAL COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)

                          September 30, 2001 and 2000

                                  (Unaudited)

(5)  Acquisition

On August 31, 2001 the Company completed the acquisition of certain assets and liabilities of the retail fastener and related hardware business of two subsidiaries of Textron, Inc. The results of the acquired business have been included in the consolidated financial statements since that date. The acquired business had sales of $2,341 since the acquisition.

The purchase price, which included a cash payment at closing plus the assumption of certain liabilities, is contingent on the finalization of the closing balance sheet. The preliminary purchase price was below the book value of the net assets acquired and has been allocated to accounts receivable, inventory, and other current assets and liabilities based on the preliminary closing balance sheet.

Upon final determination of the purchase price, any negative goodwill relating to the potential excess of fair value of net assets acquired over the purchase price will be recorded as an extraordinary gain pursuant to SFAS No. 141.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements. (Dollar amounts are in thousands.)

Nine months ended September 30, 2001 vs. 2000
---------------------------------------------

Net sales for the nine months ended September 30, 2001 were $613,000, an increase of 9.9% over net sales of $557,779 for the comparable period in 2000. The increase came primarily from higher unit sales rather than increases in prices. Higher unit sales resulted primarily from the opening of new store sites and, to a lesser degree, increases in sales at existing store sites. The increases in sales at existing store sites are due primarily to increases in market share and the introduction of new product lines. Sites opened in 1999 or earlier had average sales increases of 3.2%. The remainder of the 9.9% sales growth came from store sites opened in 2000 and during the first nine months of 2001.

The mix of sales during the first nine months of 2001 and 2000, from the original Fastenal(R) product line (which consists primarily of threaded fasteners) and from the newer product lines, was as follows:

         PRODUCT LINE                        2001        2000
       -----------------------------------------------------------
         Fastener product line               59.9%*      64.9%
       -----------------------------------------------------------
         Newer product lines                 40.1%*      35.1%
       -----------------------------------------------------------
* This percentage is calculated before the impact of the August 31, 2001 acquisition discussed below.

The newer product lines consist of and were introduced as follows:

         PRODUCT LINE                   INTRODUCED
       -----------------------------------------------
         Tools                             1993
       -----------------------------------------------
         Cutting tools                     1996
       -----------------------------------------------
         Hydraulics & pneumatics           1996
       -----------------------------------------------
         Material handling                 1996
       -----------------------------------------------
         Janitorial supplies               1996
       -----------------------------------------------
         Electrical supplies               1997
       -----------------------------------------------
         Welding supplies                  1997
       -----------------------------------------------
         Safety supplies                   1999
       -----------------------------------------------

Net earnings for the nine months ended September 30, 2001 were $56,758, a decrease of 8.2% from net earnings of $61,823 for the comparable period in 2000. Operating income decreased 8.9% from 2000 to 2001. The decrease in operating income occurred primarily because (1) gross margins decreased from 52.0% to 51.5% and (2) operating expenses increased at a 17.9% rate, a rate greater than the net sales growth rate. The factors behind these two changes are included in the 2001 discussion below.

The Company branch (store site) personnel totaled 4,418 on September 30, 2001, an increase of 1.4% over the 4,356 on December 31, 2000.

Three months ended September 30, 2001 vs. 2000
----------------------------------------------

Net sales for the three months ended September 30, 2001 were $207,077, an increase of 7.3% over net sales of $192,922 for the comparable period in 2000. The increase came primarily from higher unit sales rather than increases in prices. Higher unit sales resulted from store sites opened in 2000 and during the first nine months of 2001. Sites opened in 1999 or earlier had average sales decreases of 1.7%.

The mix of sales during the third quarter of 2001 and 2000, from the original Fastenal(R) product line (which consists primarily of threaded fasteners) and from the newer product lines, was as follows:

         PRODUCT LINE                        2001        2000
       -----------------------------------------------------------
         Fastener product line               58.2%*      63.1%
       -----------------------------------------------------------
         Newer product lines                 41.8%*      36.9%
       -----------------------------------------------------------
* This percentage is calculated before the impact of the August 31, 2001 acquisition discussed below.

Net earnings for the three months ended September 30, 2001 were $17,001, a decrease of 18.3% from net earnings of $20,802 for the comparable period in 2000. Operating income decreased 19.6% from 2000 to 2001. The decrease in operating income occurred primarily because (1) gross margins decreased from 52.1% to 51.0% and (2) operating expenses increased at a 17.6% rate, a rate greater than the net sales growth rate. The factors behind these two changes are included in the 2001 discussion below.

The Company branch (store site) personnel totaled 4,418 on September 30, 2001, a decrease of 0.3% from the 4,433 on June 30, 2001.

2001 Discussion
---------------

Note - Daily sales are defined as the sales for the month divided by the number of business days in the month.

On August 31, 2001 the Company completed the acquisition of certain assets and liabilities of the retail fastener and related hardware business of two subsidiaries of Textron, Inc. The 2001 sales disclosed above include $2,341 of sales from the acquired entity. The acquired operation lowered the Company's gross margin from 51.3% to 51.0% for the quarter. For the quarter, the acquired operation did not contribute materially to the earnings of the Company.

The remaining discussion excludes the impact from the acquisition discussed above.

The first nine months of 2001 had daily sales growth rates of 20.3%, 16.4%, 11.7%, 9.1%, 9.5%, 7.7%, 7.5%, 6.1%, and 4.9% when compared to the same month in
2000. The January 2001 growth of 20.3% represented a noticeable recovery from the 17.8% growth in daily sales experienced in December 2000. However, the general decline in the daily sales growth rates continues a trend, which began in November 2000. This trend reflects the overall weakening of the industrial economy we service in North America. We believe the September sales were impacted approximately $1,500 due to the events of September 11th; and, absent this, we believe our growth in September would have been just over 7%. This would have indicated a possible bottom to the trend. The Company experienced negative earnings leverage (growth in earnings versus growth in sales) during the nine-month and three-month periods ended September 30, 2001. This was due to
(1) the decrease in gross margin, caused primarily by changes in product mix,
(2) the additional expenses of store site openings (see comments below), (3) the added impact of increases in utility, motor fuel, and health care costs when compared to the same period in 2000, and (4) the increase in depreciation expense associated with additions of property and equipment, most notably software and hardware for the Company's management information system.

The Company opened 36, 50, 44, and 25 new store sites during the fourth quarter of 2000 and the first three quarters of 2001, respectively, for a total increase of 155 store sites (or 18.0%) over September 30, 2000. While the new stores continue to build the infrastructure for future growth, the added expenses related to payroll, occupancy, and transportation costs impact the Company's ability to leverage earnings in a slowing industrial economy. As disclosed in the past, it has been the Company's experience that new stores take approximately ten to twelve months to achieve profitability.

At the end of 2000 we indicated that we expected the rate of new store openings to be approximately 10% to 15% per year (meaning that we expected to open from 90 to 135 new stores in 2001). Our current plans anticipate opening approximately eleven additional stores, which would bring our total openings for the year to approximately 130. Planned openings can be altered in a short time span, usually less than 60 to 90 days. As the fourth quarter unfolds the Company will continue to reevaluate the level of planned openings.

Liquidity and Capital Resources
-------------------------------

The higher level of sales during the nine-month period and the acquisition on August 31, 2001 resulted in the growth of trade accounts receivable. The growth of inventory and other current assets resulted primarily from the acquisition on August 31, 2001. Property and equipment increased because of: (1) the construction of a new distribution center in Kansas City which we expect to occupy in the fourth quarter of 2001, (2) the expansion of our distribution center in Scranton, PA, (3) the purchase of software and hardware for the Company's information processing systems, (4) the addition of certain pickup trucks and (5) the addition of manufacturing and warehouse equipment. In addition to the property and equipment expansion just noted, the Company is actively increasing the number of owned locations. The number of store locations owned, versus leased, on September 30, 2001 was 40, an increase of 29.0% over the 31 locations owned on December 31, 2001. The Company expects to add to this number in the future to lower its occupancy costs. Disposals of property and equipment related to the planned disposition of certain pickup trucks and semi-tractors and trailers in the normal course.

Cash requirements for these asset changes were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of September 30, 2001, the Company had no material outstanding commitments for capital expenditures.

Management anticipates funding its current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from its borrowing capacity.

Certain Risks and Uncertainties
-------------------------------

This discussion contains statements that are not historical in nature and that are intended to be, and are hereby identified as, "forward-looking statements" under the Private Securities Litigation Reform Act of 1995, including statements regarding planned store openings, the timeline for altering planned openings, the expected time of occupancy of the Kansas City distribution center, expected increases in the number of owned stores, the possible bottoming out of the decline in daily sales growth rates, and the funding of expansion plans. The following factors are among those that could impact the Company's plans and performance, and cause the Company's actual results to differ materially from those predicted in such forward-looking statements: (i) an upturn or downturn in the economy could impact sales at existing stores and the rates of new store openings and additions of new employees, (ii) an upturn or downturn in the economy, or a change in product mix, could impact gross margins, (iii) a change, from that projected, in the number of smaller communities able to support future store sites could impact the rate of new store openings and additions of new employees, (iv) the ability of the Company to develop product expertise at the store level, to identify future product lines that complement existing product lines, to transport and store certain hazardous products and to otherwise integrate new product lines into the Company's existing stores and distribution network could impact sales and margins, (v) increases or decreases in fuel and utility costs could impact distribution and occupancy expenses of the Company,
(vi) the ability of the Company to successfully attract and retain qualified personnel to staff the Company's smaller community stores could impact sales at existing stores and the rate of new store openings, (vii) changes in governmental regulations related to product quality or product source traceability could impact the cost to the Company of regulatory compliance,
(viii) inclement weather could impact the Company's distribution network, (ix) foreign currency fluctuations or changes in trade relations could impact the ability of the Company to procure products overseas at competitive prices and the Company's foreign sales, (x) disruptions caused by the implementation of the Company's new management information systems infrastructure could impact sales,
(xi) changes in the rate of new store openings could impact expenditures for computers and other capital equipment, and (xii) changes in the availability of suitable land and buildings could impact expenditures for additional owned locations which house our store sites.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from changes in interest rates and foreign currency exchange rates. Changes in these factors cause fluctuations in the Company's earnings and cash flows. The Company evaluates and manages exposure to these market risks as follows:

Interest Rates - The Company has a $10 million line of credit of which $0 was outstanding at September 30, 2001. The line bears interest at 0.9% over the LIBOR rate. The Company pays no fee for the unused portion of the line of credit.

Foreign Currency Exchange Rates - Foreign currency fluctuations can affect the Company's net investments and earnings denominated in foreign currencies. The Company's primary exchange rate exposure is with the Canadian dollar against the U.S. dollar. The Company's estimated net earnings exposure for foreign currency exchange rates was not material at September 30, 2001.

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

     (b) Reports on Form 8-K:

         No report on Form 8-K was filed by Fastenal Company during the quarter ended September 30, 2001.

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


                                                FASTENAL COMPANY


                                                  /s/ Robert A. Kierlin
                                                -------------------------------
                                                (Robert A. Kierlin, President)
                                                (Duly Authorized Officer)




Date   October 31, 2001                           /s/ Daniel L. Florness
     --------------------                       -------------------------------
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