Form 10-K
period 2001-12-31
FASTENAL COMPANY
filed 2002-03-04
CIK 815556

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001, or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ______________________

Commission file number 0-16125

                                FASTENAL COMPANY
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

            Minnesota                                         41-0948415
------------------------------------                   -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

       2001 Theurer Boulevard
          Winona, Minnesota                                   55987-1500
------------------------------------------                 ----------------
(Address of principal executive offices)                      (Zip Code)

                                 (507) 454-5374
                 -----------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of February 22, 2002 was $2,069,201,600. For purposes of determining this number, all executive officers and directors of the registrant as of February 22, 2002 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 22, 2002, the registrant had 37,938,688 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated by reference in Part II. Portions of the registrant's Proxy Statement for the annual meeting of shareholders to be held April 16, 2002 are incorporated by reference in Part III.

                           FORWARD LOOKING STATEMENTS

This Form 10-K, including the sections in Part I hereof captioned "Item 1. Business - Development of the Business", "Item 1. Business - Products", "Item 1. Business - Manufacturing and Support Services Operations", and "Item 2. Properties", and the sections in Part II hereof captioned "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding new store and distribution center openings, markets for new stores, expansion of foreign operations, technology conversions, introduction of new product lines, growth in manufacturing and support services, leasing of new stores, capital expenditures, funding of expansion plans, and dividends. A discussion of certain risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements is included in the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001 in the section thereof captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations", which section has been incorporated in this Form 10-K by reference. The registrant assumes no obligation to update either such forward-looking statements or the discussion of such risks and uncertainties.

                                     PART I

ITEM 1.   BUSINESS

Fastenal Company ("Fastenal Company" and, together with its wholly owned subsidiaries, Fastenal Company Services, Fastenal Company Purchasing, Fastenal Company Leasing, Fastenal Canada Company, Fastenal Mexico, S. de R.L. de C.V., Fastenal Mexico Services, S. de R.L. de C.V., and Fastenal Singapore P.T.E. Ltd., collectively, "the Company") began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. As of December 31, 2001, the Company had 1,025 store sites located in 50 states, Puerto Rico, Canada, Mexico and Singapore and 4,263 people employed at these sites.

The Company sells industrial and construction supplies. These industrial and construction supplies are grouped into eleven product lines described further below.

The Company operated eleven distribution centers as of December 31, 2001 from which the Company distributes products to its store sites, and operates a facility in Memphis, Tennessee to receive and package goods coming from suppliers outside of the United States. The Company also operates two packaging/processing centers that support the business acquired in 2001 (discussed later in this section).

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

The Company opened its first store site in Winona, Minnesota, a city with a population of approximately 25,000. The following table shows the number of Company store sites during each of the last ten years and the related consolidated net sales for each year during that period:

                      2001        2000       1999        1998       1997        1996        1995       1994       1993      1992
----------------------------------------------------------------------------------------------------------------------------------
Number of
   store sites at
   year end/1/        1,025        897        807         764         642        483        375         315       253       200

Net sales/2/
   (in millions)   $  818.3      755.6      618.2       511.2       404.2      292.3      226.5       164.7     112.1      82.5

     /1/ During 2000, two "in-plant" sites, previously included in the store site number, were reclassified to in-plant status. One of these "in-plant" sites opened in 1996 and the other opened in 1997. The 1999, 1998, 1997, and 1996 store numbers above were adjusted to reflect the reclassification.

     /2/ The net sales amounts for 2000 and prior years have been restated to reflect the reclassification of shipping and handling costs billed to customers and sales incentives paid to customers which were previously included in operating and administrative expenses. This reclassification reflects the adoption of Emerging Issues Task Force
         (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, and EITF 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Incentive Offers, and Offers for Free Product.

As of December 31, 2001, the Company operated 1,025 store sites located in:

Alabama              21       Indiana                40       Nebraska                  11       South Carolina        15
Alaska               1        Iowa                   22       Nevada                    5        South Dakota          7
Arizona              6        Kansas                 21       New Hampshire             9        Tennessee             24
Arkansas             14       Kentucky               17       New Jersey                12       Texas                 63
California           43       Louisiana              15       New Mexico                7        Utah                  11
Colorado             14       Maine                  7        New York                  29       Vermont               3
Connecticut          9        Maryland               11       North Carolina            33       Virginia              22
Delaware             4        Massachusetts          14       North Dakota              7        Washington            22
Florida              28       Michigan               41       Ohio                      49       West Virginia         9
Georgia              29       Minnesota              39       Oklahoma                  14       Wisconsin             44
Hawaii               1        Mississippi            12       Oregon                    18       Wyoming               5
Idaho                9        Missouri               22       Pennsylvania              47
Illinois             37       Montana                7        Rhode Island              3

Puerto Rico          6        Canada                 63       Mexico                    2        Singapore             1

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

The Company stocks all new stores with an inventory drawn from all of its product lines. Subsequent to a site's opening, the site personnel customize the inventory offering to that site's customer base. The Company has two types of stores: (1) the stand-alone store and (2) the satellite store. The stand-alone store is typically located in cities with a population in excess of 8,000. The second type, the satellite store, operates as a satellite of a stand-alone store. The satellite store is usually located within 30 miles of the stand-alone (mother) store and is typically managed by personnel at the mother store. The Company has satellite stores located in communities with a population as small as 2,000. In most cases, the Company was already doing business in this community from the mother store, but the addition of a physical presence in the community provided sales increases from that community. The Company believes, based on the demographics of the marketplace in the United States and Canada, that there is sufficient potential in those two countries to support approximately 2,000 to 2,200 total stores. Many of these stores would be in cities in which we currently operate. The Company believes most of the future stores will be stand-alone stores and that some of the satellite stores will eventually become stand-alone stores. Of the 128 stores opened during 2001, none opened as a satellite store. Of the 1,025 store sites operating at December 31, 2001, 954 stores were operating as stand-alone stores and 71 were operating as satellite stores.

In addition to the stand-alone and satellite stores discussed above, the Company also operates "in-plant" sites. The "in-plant" site is a selling unit located in or near a customer's facility. These sites are not included in the store count numbers as they represent a customer subset of the two types of stores mentioned earlier.

The Company opened the following store sites, outside the United States, in the last five years:

                                    2001        2000       1999       1998        1997
                               ------------------------------------------------------------
       Puerto Rico                     1          1          --          3          1
       Canada                          4         11           5          9         20
       Mexico                          2         --          --         --         --
       Singapore                       1         --          --         --         --

The Company plans to open additional store sites in Puerto Rico, Canada, Mexico, and Singapore in the future. The store sites located outside the United States contributed less than 5% of the Company's consolidated net sales in 2001. In all years presented, the Company also sold products into Mexico from its existing stores along the border between the United States and Mexico.

No assurance can be given that any of the expansion plans described above will be achieved, or that new stores, once opened, will be profitable.

It has been the Company's experience that near-term profitability has been adversely affected by the opening of new store sites, due to the related start-up costs and the time necessary to generate a customer base. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. As a result of this process, sales volume builds slowly and it typically requires nine to 12 months for a new store to achieve its first profitable month. Of the 50 stores opened in the first quarter of 2001, 18 were profitable in the fourth quarter of 2001.

For 2001, annual sales volumes of store sites operating at least five years ranged between approximately $165,000 and $5,939,000, with 75% of these store sites having annual sales volumes within the range of approximately $477,000 to $1,745,000. The data in the following table shows the growth in the average sales of the Company's store sites from 2000 to 2001 based on each site's age. The store sites opened in 2001 contributed approximately $21.6 million (or approximately 2.6%) of the Company's consolidated net sales in 2001, with the remainder coming from store sites opened prior to 2001 and from the 2001 acquisition.

                                              Number of store            Average
 Age of store site as of        Year        sites in group as of          sales              Average          Percent
    December 31, 2001          Opened        December 31, 2001            2000/1/          sales 2001         Change
-----------------------------------------------------------------------------------------------------------------------
0-1 year old                    2001                 128               $         --       $   169,000/2/         --%
1-2 years old                   2000                  90                     96,000/2/        399,000            --
2-3 years old                   1999                  44                    378,000           486,000          28.6
3-4 years old                   1998                 121                    561,000           627,000          11.8
4-5 years old                   1997                 159                    621,000           678,000           9.2
5-6 years old                   1996                 108                    751,000           768,000           2.3
6-7 years old                   1995                  60                    835,000           778,000          (6.8)
7-8 years old                   1994                  62                    810,000           792,000          (2.2)
8-9 years old                   1993                  53                    954,000           950,000          (0.4)
9-10 years old                  1992                  42                  1,215,000         1,225,000           0.8
10-11 years old                 1991                  32                  1,213,000         1,175,000          (3.1)
11-12 years old                 1990                  28                  1,537,000         1,312,000         (14.6)
12-15 years old               1987-1989               53                  1,770,000         1,681,000          (5.0)
15+ years old                 1967-1986               45                  2,340,000         2,293,000          (2.0)

     /1/ The average sales amounts for 2000 have been restated to reflect the reclassification of shipping and handling costs billed to customers and sales incentives paid to customers which were previously included in operating and administrative expenses. This reclassification was in accordance with Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, and EITF 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Incentive Offers, and Offers for Free Product.

     /2/ The average sales include sales of store sites open for less than the full fiscal year.

As of December 31, 2001, the Company operated distribution centers in or near Winona, Minnesota; Indianapolis, Indiana; Dallas, Texas; Atlanta, Georgia; Scranton, Pennsylvania; Fresno, California; Lakewood, Washington; Akron, Ohio; Salt Lake City, Utah; Winston-Salem, North Carolina; and Kansas City, Missouri. Distribution centers are located so as to permit twice-a-week to five times-a-week deliveries to Company stores using Company trucks and overnight delivery by surface common carrier. As the number of stores increases, the Company intends to add new distribution centers. The Company also operates a packaging facility in Memphis, Tennessee. This facility receives freight containers from foreign suppliers and repackages the items in standard packages using high-speed equipment.

On August 31, 2001, the Company acquired certain assets of two subsidiaries of Textron, Inc. These assets were used in their business of selling packaged fasteners to the retail market (Do-It-Yourself or DIY Business). The DIY Business was purchased after a prolonged period of contraction; therefore, the historical sales and earnings are not reflective of the DIY Business's current operations. The four months since the acquisition produced net sales of $8.5 million at approximately a break even level and represent, for the most part, the starting base of business. The business operates facilities in Rockford, Illinois and Goodlettsville, Tennessee (near Nashville).

The Company operates a central UNIX/terminal-based computer system allowing automatic data exchange between the stores and the distribution centers. The use of client/server technology allows the Company's network of UNIX-based machines to serve networked personal computers and workstations. During the last three years, the Company converted a portion of this central processing system to a new computer software and operating system and plans to convert additional modules during 2002. At the store level, the Company operates a proprietary point-of-sale system. This system operates on a Microsoft Windows NT system.

Trademarks

The Company conducts its business in the United States, Canada, Puerto Rico, Mexico, and Singapore under various trademarks and service marks, including Fastenal(R), FastTool(R), SharpCut(R), EquipRite(R), CleanChoice(R), PowerPhase(TM), FastArc(TM), FAS-N-IT(TM), and Anchor Wire(TM). Although the Company does not believe its operations are substantially dependent upon any of its trademarks or service marks, the Company considers its "Fastenal" name and other trademarks and service marks to be valuable to its business.

Products

The Company's original product offering in 1967 was fasteners and other industrial and construction supplies, many of which are sold under the Fastenal(R) product name. Today, this product line consists of approximately 78,000 different stock items. This product line may be divided into two broad categories: threaded fasteners, such as bolts, nuts, screws, studs, and related washers; and miscellaneous supplies, such as paints, various pins and machinery keys, concrete anchors, batteries, sealants, metal framing systems, wire rope, stainless strut, private label stud anchors, rivets, and related accessories.

Threaded fasteners are used in most manufactured products and building projects, and in the maintenance and repair of machines and structures. Although some aspects of the threaded fastener market are common to all cities, the Company feels that each city's market is to some extent unique. Therefore, the Company opens each store with minimal base stocks of inventory and then tailors the growing inventory to the local market demand as it develops. Threaded fasteners accounted for approximately 49%, 51%, and 51% of the Company's consolidated net sales in 2001, 2000 and 1999, respectively.

Concrete anchors make up the largest portion of the other supply items included in the Fastenal(R) product line. Most concrete anchors use threaded fasteners as part of the completed anchor assembly.

During the last ten years, the Company added additional product lines. The product lines introduced during the 1990's are sold through the same distribution channel as the original Fastenal(R) product line. The retail packaged product line introduced in 2001 as the result of an acquisition is sold through both a retail distribution channel and through the Company's industrial store site distribution channel. The additional product lines include the following:

                                              Approximate
                                Year        number of stock         Private label
Product line:                introduced          items              product name
-----------------------------------------------------------------------------------------------------------
Tools                           1993              58,000             FastTool(R)
Cutting tools                   1996              25,000             SharpCut(R)
Hydraulics and pneumatics       1996              24,000
Material handling               1996               9,000             EquipRite(R)
Janitorial supplies             1996               5,000             CleanChoice(R)
Electrical supplies             1997               8,000             PowerPhase(TM)
Welding supplies/1/             1997              12,000             FastArc(TM)
Safety supplies                 1999              29,000
Raw materials                   2001               6,000
Retail packaged products        2001              26,000             FAS-N-IT(TM)and Anchor Wire(TM)

/1/ Excluding gas and welding machines.

The Company plans to add other product lines in the future.

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

Manufacturing and Support Services Operations

In 2001 approximately 95.7% of the Company's consolidated net sales were attributable to products manufactured by other companies to industry standards. The remaining amount of approximately 4.3% of the Company's consolidated net sales for 2001 related to products manufactured, modified or repaired by either the Company's Manufacturing Division or its Support Services. The manufactured products consist primarily of non-standard sizes of threaded fasteners made to customers' specifications. The services provided by the Support Services group include, but are not limited to, items such as tool repair, band saw blade welding and light manufacturing. The Company engages in these activities primarily as a service to its customers and expects these activities in the future to continue to contribute in the range of 4% to 10% of the Company's consolidated net sales.

Sources of Supply

The Company uses a large number of suppliers for the approximately 280,000 standard stock items it distributes. Most items distributed by the Company can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. No single supplier accounted for more than 5.0% of the Company's purchases in 2001.

Customers and Marketing

The Company believes its success can be attributed to its ability to offer customers in small, medium, and large-sized cities a full line of products at convenient locations, and to the high quality of the Company's employees. Most of the Company's customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufacturers and maintenance and repair operations. Other users of the Company's products include farmers, truckers, railroads, mining companies, municipalities, schools, and certain retail trades. As of December 31, 2001, the Company's total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 147,000.

During each of the three years ended December 31, 2001, no one customer accounted for a significant portion of the Company's sales. The Company believes that the large number of its customers together with the varied markets that they represent provide some protection to the Company from economic downturns in a particular market.

Store personnel generate a significant portion of the Company's sales through direct calls on customers. Because of the nature of the Company's business, the Company does not use the more expensive forms of mass media advertising such as television, radio, and newspapers. Forms of advertising used by the Company include signs, catalogs, and direct mailings.

Competition

The Company's business is highly competitive. Competitors include both large distributors located primarily in large cities and smaller distributors located in many of the same cities in which the Company has stores. The Company believes that the principal competitive factors affecting the markets for the Company's products are customer service and convenience.

Some competitors use vans to sell their products in markets away from their main warehouses, while others rely on mail order or telemarketing sales. The Company, however, believes that the convenience provided to customers by actually operating a number of stores in both small and large markets, each offering a wide variety of products, is a competitive selling advantage and that the large number of stores in a given area, taken together with the Company's ability to provide frequent deliveries to such stores from centrally located distribution centers, makes possible the prompt and efficient distribution of products. Having trained personnel at each store also enhances the Company's ability to compete (see "Employees" below).

Employees

As of December 31, 2001, the Company employed a total of 6,536 full and part-time employees, 4,263 being store managers and store employees, and the balance being employed in the Company's distribution centers, packaging facilities, manufacturing operations, service operations, packaging/processing centers, and home office.

The Company believes that the quality of its employees is critical to its ability to compete successfully in the markets it currently serves and to its ability to open new stores in new markets. The Company fosters the growth and education of skilled employees throughout the organization by operating training programs and by decentralizing decision-making. Wherever possible, promotions are from within the Company. For example, most new store managers are promoted from an assistant manager's position at another store and district managers (who supervise a number of stores) are usually former store managers.

The Company's sales personnel participate in incentive bonus arrangements that place emphasis on achieving increased sales on a store and regional basis, while still attaining targeted levels of gross profit and collections. As a result, a significant portion of the Company's total employment cost varies with sales volume. The Company also pays incentive bonuses to other personnel for achieving pre-determined cost containment goals.

None of the Company's employees is subject to a collective bargaining agreement and the Company has experienced no work stoppages. The Company believes its employee relations are excellent.


ITEM 2.  PROPERTIES

The Company owns six facilities in Winona, Minnesota. These facilities are as follows:

                                                                                         Approximate
Purpose                                                                                  Square Feet
--------------------------------------------------------------------------------------------------------
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

The Company also owns the following facilities, excluding store locations, outside of Winona, Minnesota:

                                                                                         Approximate
Purpose                                    Location                                      Square Feet
--------------------------------------------------------------------------------------------------------
Distribution center                        Indianapolis, Indiana                           414,000
Distribution center                        Indianapolis, Indiana                            76,000
Distribution center                        Atlanta, Georgia                                 54,000
Distribution center                        Dallas, Texas                                    95,000
Distribution center                        Scranton, Pennsylvania                          160,000
Distribution center                        Akron, Ohio                                     102,000
Distribution center                        Kansas City, Kansas                             200,000
Packaging/processing center                Nashville, Tennessee/1/                          60,000

/1/ The Nashville facility was the result of a 2001 acquisition.

In addition, the Company owns 41 buildings that house the Company's store locations in various cities throughout the United States.

All other buildings occupied by the Company are leased. Leased stores range from approximately 1,200 to 8,000 square feet, with lease terms of up to 48 months. The Company also leases the following distribution centers, packaging facility, and packaging/processing center:

                                                                  Approximate       Lease Expiration         Remaining Lease
Purpose                   Location                                Square Feet             Date               Renewal Options
------------------------------------------------------------------------------------------------------------------------------------
Distribution center       Lakewood, Washington                        55,000         February 2004                 None
Distribution center       Fresno, California                          52,500         February 2003         Two one-year periods/1/
Distribution center       Salt Lake City, Utah                        22,000          October 2002                 None
Distribution center       Winston-Salem, North Carolina               58,400          October 2002                 None
Packaging facility        Memphis, Tennessee                         115,000         December 2003                 None
Packaging/                Rockford, Illinois/2/                      160,000         November 2006                 None
  processing center

/1/  The lease renewals can be exercised at the Company's option.
/2/  The Rockford facility was the result of a 2001 acquisition.

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

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Fastenal Company are:

            Name                     Age                          Position
      ------------------------------------------------------------------------------------------
      Robert A. Kierlin               62              Chairman of the Board, Chief Executive
                                                      Officer and Director

      Willard D. Oberton              43              President, Chief Operating Officer
                                                      and Director

      Nicholas J. Lundquist           44              Vice President of Sales

      Daniel L. Florness              38              Treasurer, Chief Financial Officer and
                                                      Chief Accounting Officer

      Stephen M. Slaggie              62              Secretary and Director

Mr. Kierlin has been the Chairman of the Board and Chief Executive Officer of Fastenal Company and has served as a director of Fastenal Company since Fastenal Company's incorporation in 1968. From 1968 through July 2001, Mr. Kierlin also served as President of Fastenal Company.

Mr. Oberton has been President and Chief Operating Officer of Fastenal Company since July 2001. From June 2000 through July 2001, Mr. Oberton was Executive Vice President and Chief Operating Officer of Fastenal Company. From March 1997 through June 2000, Mr. Oberton held the position of Vice President and Chief Operating Officer of Fastenal Company. From June 1986 through March 1997, Mr. Oberton held the position of General Operations Manager of Fastenal Company. Mr. Oberton has also served as a director of Fastenal Company since June 1999.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001, Common Stock Data on page 9.


ITEM 6.  SELECTED FINANCIAL DATA

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001, Six-Year Selected Financial Data on page 4.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001, Management's Discussion & Analysis of Financial Condition & Results of Operations on pages 5-8.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001, Market Risk Management on page 8.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated herein by reference is Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001, Selected Quarterly Financial Data (Unaudited) on page 9, and Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Report of Management & Independent Auditors' Report on pages 10-20.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information appearing under the headings "Election of Directors--Nominees and Required Vote", pages 5 and 6, and "Section 16(a) Beneficial Ownership Reporting Compliance", page 16, in Fastenal Company's Proxy Statement dated March 5, 2002. See also Part I hereof under the heading "Item X. Executive Officers of the Registrant".


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the headings "Election of Directors--Compensation of Directors", page 7, "Executive Compensation--Summary of Compensation", page 9, "Executive
Compensation--Option/SAR Grants", pages 10 and 11, and "Executive
Compensation--Compensation Committee Interlocks and Insider Participation", page 11, in Fastenal Company's Proxy Statement dated March 5, 2002.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management", pages 2-4, in Fastenal Company's Proxy Statement dated March 5, 2002.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
a) 1. Financial Statements:
        Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Earnings for the years ended December 31,
          2001, 2000, and 1999
        Consolidated Statements of Stockholders' Equity and Comprehensive Income
          for the years ended December 31, 2001, 2000, and 1999
        Consolidated Statements of Cash Flows for the years ended December 31,
          2001, 2000, and 1999
        Notes to Consolidated Financial Statements
        Report of Management & Independent Auditors' Report
        (Incorporated by reference to pages 10-20 of Fastenal Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001)

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

        10.1 Description of bonus arrangement for President/Chief Operating Officer*

        10.2 Description of bonus arrangement for Treasurer/Chief Financial Officer*

        10.3   Description of bonus arrangement for Vice President of Sales*

        10.4 Fastenal Company Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.4 to Fastenal Company's Form 10-K for the year ended December 31, 2000)*

        10.5   Amendment to Fastenal Company Stock Appreciation Rights Plan*

        13 Annual Report to Shareholders for the fiscal year ended December 31, 2001 (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)

        21     List of Subsidiaries

        23     Consent of KPMG LLP

        Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

        * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

b) Reports on Form 8-K
   Fastenal Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001.

                    Independent Auditors' Report on Schedule

The Board of Directors and Stockholders
Fastenal Company:


Under date of January 18, 2002 we reported on the consolidated balance sheets of Fastenal Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in the 2001 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                       /s/ KPMG LLP
                                                       KPMG LLP






Minneapolis, Minnesota
January 18, 2002

                                FASTENAL COMPANY

                 Schedule II--Valuation and Qualifying Accounts

                  Years ended December 31, 2001, 2000, and 1999

                                                   "Additions"
                                   Balance at       charged to                                           Balance
                                   beginning         costs and         "Other"          "Less"           at end
Description                         of year          expenses         additions       deductions         of year
--------------------------------------------------------------------------------------------------------------------
Year ended December 31,
     2001 allowance for
     doubtful accounts            $  2,238,000     $ 5,453,000       $  294,000/1/   $ 4,511,000       $  3,474,000

Year ended December 31,
     2000 allowance for
     doubtful accounts            $  1,400,000     $ 4,496,000       $        --     $ 3,658,000       $  2,238,000

Year ended December 31,
     1999 allowance for
     doubtful accounts            $    740,000     $ 3,566,000       $        --     $ 2,906,000       $  1,400,000

/1/ Represents opening allowance for doubtful accounts from 2001 acquisition.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2002

FASTENAL COMPANY

By /s/ Robert A. Kierlin
   -------------------------------------------
   Robert A. Kierlin, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 5, 2002


By /s/ Robert A. Kierlin
   -------------------------------------------
   Robert A. Kierlin, Chief Executive Officer
   (Principal Executive Officer) and
     Director


By /s/ Stephen M. Slaggie
   -------------------------------------------
   Stephen M. Slaggie, Director


By /s/ Henry K. McConnon
   -------------------------------------------
   Henry K. McConnon, Director


By /s/ Robert A. Hansen
   -------------------------------------------
   Robert A. Hansen, Director


By /s/ Reyne K. Wisecup
   -------------------------------------------
   Reyne K. Wisecup, Director


By /s/ Daniel L. Florness
   -------------------------------------------
   Daniel L. Florness, Chief Financial Officer
   (Principal Financial Officer and
     Principal Accounting Officer)


By /s/ Michael M. Gostomski
   -------------------------------------------
   Michael M. Gostomski, Director


By /s/ John D. Remick
   -------------------------------------------
   John D. Remick, Director


By /s/ Willard D. Oberton
   -------------------------------------------
   Willard D. Oberton, Director


By /s/ Michael J. Dolan
   -------------------------------------------
   Michael J. Dolan, Director

                                INDEX TO EXHIBITS

 3.1   Restated Articles of Incorporation of Fastenal Company, as amended
       (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form
       10-Q for the quarter ended September 30, 1993).

 3.2   Restated By-Laws of Fastenal Company (incorporated by reference to
       Exhibit 3.2 to Registration Statement No. 33-14923).

10.1   Description of bonus arrangement for President/Chief Operating Officer......... Electronically Filed

10.2   Description of bonus arrangement for Treasurer/Chief Financial Officer......... Electronically Filed

10.3    Description of bonus arrangement for Vice President of Sales.................. Electronically Filed

10.4 Fastenal Company Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.4 to Fastenal Company's Form 10-K for the year ended December 31, 2000)

10.5   Amendment to Fastenal Company Stock Appreciation Rights Plan................... Electronically Filed

13     Annual Report to Shareholders for the fiscal year ended December 31, 2001
       (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)........................................... Electronically Filed

21     List of Subsidiaries........................................................... Electronically Filed

23     Consent of KPMG LLP............................................................ Electronically Filed