Form 10-Q
period 2002-03-31
FASTENAL CO
filed 2002-04-15
CIK 815556

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002, or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ______________________

Commission file number 0-16125


                                FASTENAL COMPANY
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Minnesota                                  41-0948415
----------------------------------------           ---------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

        2001 Theurer Boulevard
           Winona, Minnesota                              55987-1500
----------------------------------------           ---------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (507) 454-5374
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                           Outstanding at April 15, 2002
---------------------------------            -----------------------------
  Common Stock, $.01 par value                        37,938,688

                                FASTENAL COMPANY

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I  Financial Information:

        Consolidated Balance Sheets as of March 31, 2002 and December
        31, 2001 ...........................................................1

        Consolidated Statements of Earnings for the three months ended
        March 31, 2002 and 2001 ............................................2

        Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 ......................................3

        Notes to Consolidated Financial Statements .......................4-5

        Management's discussion and analysis of financial condition and results of operations ........................................6-9

        Quantitative and qualitative disclosures about market risk .........9


Part II  Other Information:

        Exhibits and reports on Form 8-K ..................................10

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        FASTENAL COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets
                 (Amounts in thousands except share information)


                                                                           (Unaudited)
                                                                             March 31,     December 31,
                                    Assets                                     2002            2001
-------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                               $ 47,791         47,264
     Marketable securities                                                     29,232         21,258
     Trade accounts receivable, net of allowance for doubtful
        accounts of $3,467 and $3,474, respectively                           115,663        101,356
     Inventories                                                              156,932        152,706
     Deferred income tax asset                                                  4,696          4,696
     Other current assets                                                      11,687         13,961
-----------------------------------------------------------------------------------------------------
              Total current assets                                            366,001        341,241

Marketable securities                                                          13,885          9,374
Property and equipment, less accumulated depreciation                         121,753        121,607
Other assets, less accumulated amortization                                     2,984          3,022
-----------------------------------------------------------------------------------------------------

              Total assets                                                   $504,623        475,244
=====================================================================================================


                     Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                                                        $ 24,307         20,100
     Accrued expenses                                                          18,806         17,973
     Income taxes payable                                                      12,890          2,488
-----------------------------------------------------------------------------------------------------
              Total current liabilities                                        56,003         40,561
-----------------------------------------------------------------------------------------------------

Deferred income tax liability                                                   9,795          9,795
-----------------------------------------------------------------------------------------------------

Stockholders' equity:
     Preferred stock                                                                0              0
     Common stock, 50,000,000 shares authorized
        37,938,688 shares issued and outstanding                                  379            379
     Additional paid-in capital                                                 4,424          4,424
     Retained earnings                                                        435,856        421,945
     Accumulated other comprehensive loss                                      (1,834)        (1,860)
-----------------------------------------------------------------------------------------------------
              Total stockholders' equity                                      438,825        424,888
-----------------------------------------------------------------------------------------------------

              Total liabilities and stockholders' equity                     $504,623        475,244
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

                        FASTENAL COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                (Amounts in thousands except earnings per share)


                                                       (Unaudited)
                                                   Three months ended
                                                        March 31,
                                                -------------------------
                                                    2002         2001
-------------------------------------------------------------------------


Net sales                                          $214,582      203,374

Cost of sales                                       108,005       98,819
-------------------------------------------------------------------------
              Gross profit                          106,577      104,555

Operating and administrative
     expenses                                        78,367       71,509
-------------------------------------------------------------------------
              Operating income                       28,210       33,046

Other income (expense):
     Interest income                                    540          651
     Loss on disposal of
        property and equipment                          (95)         (85)
-------------------------------------------------------------------------
              Total other income                        445          566
-------------------------------------------------------------------------

              Earnings before
                 income taxes                        28,655       33,612

Income tax expense                                   10,950       12,873
-------------------------------------------------------------------------

              Net earnings                         $ 17,705       20,739
=========================================================================

Basic and diluted earnings per share               $    .47          .55
=========================================================================

Weighted average shares
     outstanding                                     37,939       37,939
=========================================================================

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                                       (Unaudited)
                                                                                    Three months ended
                                                                                         March 31,
                                                                                 ------------------------
                                                                                    2002          2001
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                                 $ 17,705       20,739
      Adjustments to reconcile net earnings to net cash
          provided by operating activities:
              Depreciation of property and equipment                                  4,072        3,275
              Loss on disposal of property and equipment                                 95           85
              Bad debt expense                                                        1,340        1,285
              Amortization of goodwill and non-compete                                   17           55
              Changes in operating assets and liabilities,
                      net of impact of acquisition
                  Trade accounts receivable                                         (15,647)      (8,666)
                  Inventories                                                        (4,226)      (2,601)
                  Other current assets                                                2,274       (1,916)
                  Accounts payable                                                    4,207        1,283
                  Accrued expenses                                                      833          889
                  Income taxes payable                                               10,402       11,627
---------------------------------------------------------------------------------------------------------
                          Net cash provided by operating activities                  21,072       26,055
---------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Purchase of property and equipment                                             (4,861)      (8,604)
      Proceeds from sale of property and equipment                                      548          747
      Translation adjustment                                                             30         (652)
      Net (increase) decrease in marketable securities                              (12,485)       2,012
      Decrease (increase) in other assets                                                21          (33)
---------------------------------------------------------------------------------------------------------
                          Net cash used in investing activities                     (16,747)      (6,530)
---------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Payment of dividends                                                           (3,794)      (3,415)
---------------------------------------------------------------------------------------------------------
                          Net cash used in financing activities                      (3,794)      (3,415)
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                  (4)         (74)
---------------------------------------------------------------------------------------------------------

                          Net increase in cash and cash equivalents                     527       16,036

Cash and cash equivalents at beginning of period                                     47,264       19,710
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $ 47,791       35,746
=========================================================================================================

Supplemental disclosure of cash flow information:
      Cash paid during each period for:
          Income taxes                                                             $    548        1,246
---------------------------------------------------------------------------------------------------------
          Interest                                                                 $      0            0
=========================================================================================================

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)

                             March 31, 2002 and 2001

                                   (Unaudited)

(1)      Basis of Presentation

The accompanying unaudited consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's consolidated financial statements as of and for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(2)      Accounting Policies

On January 2, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 142, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead tests for impairment at least annually. The change resulted in $38 less amortization for the first quarter of 2002, as compared to the same period in 2001. SFAS No. 144 did not impact the results of the Company.



                                                                     (Continued)

                        FASTENAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)

                             March 31, 2002 and 2001

                                   (Unaudited)

(3)      Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

                                                      Three months ended
                                                         March 31,
                                                   -----------------------
                                                     2002         2001
--------------------------------------------------------------------------

Net earnings                                     $  17,705       20,739
Translation adjustment                                  30         (652)
--------------------------------------------------------------------------

Total comprehensive income                       $  17,735       20,087
--------------------------------------------------------------------------


(4)      Acquisition

On August 31, 2001, the Company acquired certain assets of two subsidiaries of Textron, Inc. These assets were used in their business of selling packaged fasteners to the retail market (Do-It-Yourself or DIY Business). The purchase price consisted of a cash payment and the assumption of certain liabilities at closing. The acquisition was not material to the financial statements of the Company.

On July 1, 2001, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 141, Business Combinations. SFAS 141 requires the use of the purchase method of accounting and, accordingly, the operating results of the DIY Business have been included in the Company's consolidated financial statements since the date of acquisition. The total purchase price was allocated to tangible assets and liabilities based upon the estimate of their fair value on the acquisition date. The final purchase price remains contingent on resolution of the closing balance sheet. The final purchase price could result in tangible assets in excess of the cash paid and liabilities assumed, or negative goodwill. The negative goodwill realized, if any, will be recognized in income when the purchase price is finalized.

The DIY Business was purchased after a prolonged period of contraction; therefore, the historical sales and earnings of the DIY Business are not reflective of the DIY Business's current operations. If the business combination had occurred at the beginning of 2001, net income of the Company would not have been materially different from the amounts reported. The net sales from the DIY Business totaled $5,392 in the first quarter of 2002. The DIY Business has operated at approximately a break even level since August 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements. (Dollar amounts are in thousands.)

The following discussion refers to the term daily sales. Daily sales are defined as sales for a period of time divided by the number of days in that period of time.

Three months ended March 31, 2002 vs. 2001
------------------------------------------

Net sales for the three months ended March 31, 2002 were $214,582, an increase of 5.5% over net sales of $203,374 for the comparable period in 2001. The increase came primarily from higher unit sales rather than increases in prices, as the Company experienced some deflationary impact to pricing. Higher unit sales resulted primarily from the opening of new store sites in 2001 and 2002, as sales at older store sites generally decreased. The decrease in sales at older store sites was due to the weak economy. Sites opened in 2000 or earlier had average sales decreases of 2.8% (on a daily sales basis, this amount would have been a 1.2% decrease adjusting for the 63 business days in 2002 versus the 64 in 2001).

The mix of sales during the first three months of 2002 and 2001, from the original Fastenal(R) product line (which consists primarily of threaded fasteners) and from the newer product lines, was as follows:

          Product line                               2002         2001
         ------------------------------------------------------------------
          Fastener product line                      57.5%*       61.5%
         ------------------------------------------------------------------
          Newer product lines                        42.5%*       38.5%
         ------------------------------------------------------------------
       * This percentage is calculated before the impact of the August 2001 acquisition discussed below.

The newer product lines consist of and were introduced as follows:

          Product line                          Introduced
         ------------------------------------------------------
          Tools                                    1993
         ------------------------------------------------------
          Cutting tools                            1996
         ------------------------------------------------------
          Hydraulics & pneumatics                  1996
         ------------------------------------------------------
          Material handling                        1996
         ------------------------------------------------------
          Janitorial supplies                      1996
         ------------------------------------------------------
          Electrical supplies                      1997
         ------------------------------------------------------
          Welding supplies                         1997
         ------------------------------------------------------
          Safety supplies                          1999
         ------------------------------------------------------
          Raw materials                            2001
         ------------------------------------------------------
          Retail packaged products**               2001
         ------------------------------------------------------
      ** This product line was added as a result of the August 2001 acquisition discussed below.

                                                                     (Continued)

Net earnings for the three months ended March 31, 2002 were $17,705, a decrease of 14.6% from net earnings of $20,739 for the comparable period in 2001. Operating income decreased $4,836 (or 14.6%) from 2001 to 2002. The decrease in operating income occurred primarily because (1) gross margins decreased from 51.4% to 49.7% and (2) operating expenses increased by 9.6%, a rate greater than the net sales growth rate. The factors behind these two changes are included in the 2002 discussion below.

The Company branch (store site) personnel totaled 4,411 on March 31, 2002, an increase of 3.5% over the 4,263 on December 31, 2001.

In 2001, the Company adopted the provisions of Emerging Issues Task Force (EITF) No. 00-10, Accounting for Shipping and Handling Fees and Costs and EITF No. 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products to Be Delivered in the Future. As required by EITF 00-10 and EITF 00-22, the Company reclassified shipping and handling costs billed to customers as an increase in net sales and incentives paid to customers as a reduction of net sales. The Company also reclassified outbound shipping costs to cost of sales. These amounts had previously been included in operating and administrative expenses. The net result of the reclassification was a reduction of the gross margin percentage of 0.7% and 0.6%, in the first quarter of 2002 and 2001, respectively.

On August 31, 2001 the Company completed the acquisition of certain assets and liabilities of the retail fastener and related hardware business of two subsidiaries of Textron, Inc. The net sales for the first quarter of 2002 disclosed above include $5,392 of sales from the acquired operation. The acquired operation lowered the Company's gross margin from 50.1% to 49.7% for the quarter. For the quarter, the acquired operation did not contribute materially to the earnings of the Company.

The twelve months of 2001 and the first three months of 2002 had daily sales growth rates (excluding the impact of the August 2001 acquisition) of:

             Jan.      Feb.      Mar.     Apr.      May     June    July     Aug.     Sept.    Oct.     Nov.     Dec.
             ----      ----      ----     ----      ---     ----    ----     ----     -----    ----     ----     ----
2001        20.0%     16.2%     11.4%      9.0%     9.4%     7.6%    7.4%     5.9%     4.8%     1.0%    -0.5%     1.4%
2002         2.7%      4.8%      6.6%

The January 2001 growth of 20.0% represented a noticeable recovery from the 17.7% growth in daily sales experienced in December 2000. However, the general decline in the daily sales growth rates represented a trend, which began in November 2000. This trend reflected the overall weakening of the industrial economy we service in North America. The trend has reversed itself since December 2001, partly due to changing comparisons in the prior year and partly due to stronger month-to-month (i.e. January to February and February to March) growth rates compared to 2001.

                                                                     (Continued)

The Company experienced negative earnings leverage (growth in earnings versus growth in sales) during the three-month period ended March 31, 2002. This was due to (1) the decrease in gross margin percentage, caused primarily by changes in product mix, (2) the decrease in gross margin dollars from older stores due to decreases in net sales, (3) the additional expenses of store site openings (see comments below), (4) the added impact of increases in general and health insurance costs when compared to the same period in 2001, and (5) the increase in depreciation expense associated with additions of property and equipment, most notably software and hardware for the Company's management information system.

The Company expects to open approximately 100 to 150 new stores in 2002 (or an increase of approximately 10% to 15% over December 31, 2001). The Company opened 128 new store sites during 2001 (or an increase of 14.3% over December 31, 2000) and 24 new store sites in the first three months of 2002. While the new stores continue to build the infrastructure for future growth, the first year sales are low, and the added expenses related to payroll, occupancy, and transportation costs impact the Company's ability to leverage earnings in a weak industrial economy. As disclosed in the past, it has been the Company's experience that new stores take approximately ten to twelve months to achieve profitability. The planned openings can be altered in a short time span, usually less than 60 to 90 days. As 2002 unfolds the Company will continue to reevaluate the level of planned openings.

Critical Accounting Policies
----------------------------

A discussion of the critical accounting policies related to accounting estimates is contained in the Company's 2001 Annual Report.

Liquidity and Capital Resources
-------------------------------

The higher level of sales during the three-month period resulted in the growth of trade accounts receivable and inventory. Property and equipment increased because of: (1) the purchase of software and hardware for the Company's information processing systems, (2) the addition of certain pickup trucks and
(3) the addition of manufacturing and warehouse equipment. In addition to the property and equipment expansion just noted, the Company is actively increasing the number of owned locations to lower its occupancy costs. Disposals of property and equipment related to the planned disposition of certain pickup trucks and semi-tractors and trailers in the normal course.

Cash requirements for these asset changes were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of March 31, 2002, the Company had no material outstanding commitments for capital expenditures.

Management anticipates funding its current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from its borrowing capacity.

A discussion of the nature and amount of future cash commitments is contained in the Company's 2001 Annual Report.


                                                                     (Continued)

Certain Risks and Uncertainties
-------------------------------

This discussion contains statements that are not historical in nature and that are intended to be, and are hereby identified as, "forward-looking statements" under the Private Securities Litigation Reform Act of 1995, including statements regarding planned store openings, the timeline for altering planned openings, the time before new stores typically achieve profitability, expected increases in the number of owned stores, and the funding of expansion plans. The following factors are among those that could impact the Company's plans and performance, and cause the Company's actual results to differ materially from those predicted in such forward-looking statements: (i) an upturn or downturn in the economy could impact sales at stores and the rates of new store openings and additions of new employees, (ii) an upturn or downturn in the economy, or a change in product mix, could impact gross margins, (iii) a change, from that projected, in the number of smaller and larger communities able to support future store sites could impact the rate of new store openings and additions of new employees, (iv) the ability of the Company to develop product expertise at the store level, to identify future product lines that complement existing product lines, to transport and store certain hazardous products and to otherwise integrate new product lines into the Company's existing stores and distribution network could impact sales and margins, (v) increases or decreases in fuel and utility costs could impact distribution and occupancy expenses of the Company, (vi) the ability of the Company to successfully attract and retain qualified personnel to staff the Company's smaller community stores could impact sales at stores and the rate of new store openings, (vii) changes in governmental regulations related to product quality or product source traceability could impact the cost to the Company of regulatory compliance, (viii) inclement weather could impact the Company's distribution network, (ix) foreign currency fluctuations, changes in trade relations, or fluctuations in the relative strength of foreign economies could impact the ability of the Company to procure products overseas at competitive prices and the Company's foreign sales, (x) disruptions caused by the implementation of the Company's new management information systems infrastructure could impact sales, (xi) changes in the rate of new store openings could impact expenditures for computers and other capital equipment, and (xii) changes in the availability of suitable land and buildings could impact expenditures for additional owned locations which house our store sites.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from changes in interest rates and foreign currency exchange rates. Changes in these factors cause fluctuations in the Company's earnings and cash flows. The Company evaluates and manages exposure to these market risks as follows:

Interest Rates - The Company has a $15 million line of credit of which $0 was outstanding at March 31, 2002. The line bears interest at 0.9% over the LIBOR rate. The Company pays no fee for the unused portion of the line of credit.

Foreign Currency Exchange Rates - Foreign currency fluctuations can affect the Company's net investments and earnings denominated in foreign currencies. The Company's primary exchange rate exposure is with the Canadian dollar against the U.S. dollar. The Company's estimated net earnings exposure for foreign currency exchange rates was not material at March 31, 2002.

                                                                     (Continued)

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

     (b) Reports on Form 8-K:

         No report on Form 8-K was filed by Fastenal Company during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FASTENAL COMPANY


                                             /s/ Willard D. Oberton
                                           -------------------------------
                                           (Willard D. Oberton, President)
                                           (Duly Authorized Officer)




Date   April 15, 2002                        /s/ Daniel L. Florness
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