Form 10-Q
period 2002-06-30
FASTENAL CO
filed 2002-07-17
CIK 815556

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ___________________________
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2002, or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _____________________ to ______________________

Commission file number 0-16125

                                FASTENAL COMPANY
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Minnesota                                      41-0948415
-----------------------------------------          ---------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

         2001 Theurer Boulevard
            Winona, Minnesota                               55987-1500
-----------------------------------------          ----------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (507) 454-5374
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
          ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                             Outstanding at July 15, 2002
----------------------------------         ------------------------------------
   Common Stock, $.01 par value                        75,877,376

                                FASTENAL COMPANY

                                      INDEX

                                                                                            Page No.
                                                                                            --------
Part I  Financial Information:

     Consolidated Balance Sheets as of June 30, 2002 and December
        31, 2001                                                                                1

     Consolidated Statements of Earnings for the six months and
        three months ended June 30, 2002 and 2001                                               2

     Consolidated Statements of Cash Flows for the six months ended
        June 30, 2002 and 2001                                                                  3

     Notes to Consolidated Financial Statements                                                4-5

     Management's discussion and analysis of financial condition and
        results of operations                                                                  6-10

     Quantitative and qualitative disclosures about market risk                               10-11


Part II  Other Information:

     Submission of matters to a vote of security holders                                      11-12

     Exhibits and reports on Form 8-K                                                          12


      Note - All information contained in this report reflects the 2-for-1 stock split which occurred in May 2002.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        FASTENAL COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets
                 (Amounts in thousands except share information)

                                                                                       (Unaudited)
                                                                                         June 30,            December 31,
                                Assets                                                    2002                   2001
---------------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                                            $   46,693                47,264
  Marketable securities                                                                    28,063                21,258
  Trade accounts receivable, net of allowance for doubtful
    accounts of $3,447 and $3,474, respectively                                           122,969               101,356
  Inventories                                                                             168,038               152,706
  Deferred income tax asset                                                                 4,696                 4,696
  Other current assets                                                                      9,651                13,961
---------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                            380,110               341,241

Marketable securities                                                                      15,277                 9,374
Property and equipment, less accumulated depreciation                                     127,671               121,607
Other assets, less accumulated amortization                                                 2,924                 3,022
---------------------------------------------------------------------------------------------------------------------------

          Total assets                                                                 $  525,982               475,244
===========================================================================================================================

             Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Accounts payable                                                                     $   29,709                20,100
  Accrued expenses                                                                         19,216                17,973
  Income taxes payable                                                                      5,759                 2,488
---------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                        54,684                40,561
---------------------------------------------------------------------------------------------------------------------------

Deferred income tax liability                                                               9,795                 9,795
---------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock                                                                               0                     0
  Common stock, 100,000,000 shares authorized
    75,877,376 shares issued and outstanding                                                  759                   759
  Additional paid-in capital                                                                4,044                 4,044
  Retained earnings                                                                       457,687               421,945
  Accumulated other comprehensive loss                                                       (987)               (1,860)
---------------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                      461,503               424,888
---------------------------------------------------------------------------------------------------------------------------

          Total liabilities and stockholders' equity                                   $  525,982               475,244
===========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Earnings
    (Amounts in thousands except earnings and extraordinary gain per share)

                                                                        (Unaudited)                      (Unaudited)
                                                                     Six months ended                 Three months ended
                                                                         June 30,                          June 30,
                                                                ----------------------------    ----------------------------
                                                                   2002              2001         2002             2001
----------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $  448,066          410,816      233,484          207,442

Cost of sales                                                      226,004          201,630      117,999          102,811
----------------------------------------------------------------------------------------------------------------------------
           Gross profit                                            222,062          209,186      115,485          104,631

Operating and administrative
  expenses                                                         160,091          145,690       81,724           74,181
----------------------------------------------------------------------------------------------------------------------------
           Operating income                                         61,971           63,496       33,761           30,450

Other income (expense):
  Interest income                                                    1,111            1,157          571              506
  Loss on disposal of
    property and equipment                                            (204)            (217)        (109)            (132)
----------------------------------------------------------------------------------------------------------------------------
           Total other income                                          907              940          462              374
----------------------------------------------------------------------------------------------------------------------------

           Earnings before income taxes
              and extraordinary gain                                62,878           64,436       34,223           30,824

Income tax expense                                                  24,058           24,679       13,108           11,806
----------------------------------------------------------------------------------------------------------------------------

           Net earnings before extraordinary gain                   38,820           39,757       21,115           19,018
----------------------------------------------------------------------------------------------------------------------------

Extraordinary gain on acquisition, net of tax                          716                0          716                0
----------------------------------------------------------------------------------------------------------------------------

           Net earnings                                         $   39,536           39,757       21,831           19,018
----------------------------------------------------------------------------------------------------------------------------

Basic and diluted earnings per share
     before extraordinary gain                                  $      .51              .52          .28              .25

Basic and diluted extraordinary gain per share, net of tax             .01              .00          .01              .00
----------------------------------------------------------------------------------------------------------------------------

Basic and diluted earnings per share                            $      .52              .52          .29              .25
----------------------------------------------------------------------------------------------------------------------------

Weighted average shares
  outstanding                                                       75,877           75,877       75,877           75,877
============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                                                             (Unaudited)
                                                                                                           Six months ended
                                                                                                               June 30,
                                                                                                   ---------------------------------
                                                                                                      2002                2001
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                                                                    $  39,536             39,757
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
         Depreciation of property and equipment                                                        8,305              7,092
         Loss on disposal of property and equipment                                                      204                217
         Bad debt expense                                                                              2,858              2,534
         Amortization of goodwill and non-compete                                                         34                110
         Changes in operating assets and liabilities,
              net of impact of acquisition
            Trade accounts receivable                                                                (24,471)            (9,332)
            Inventories                                                                              (15,332)              (988)
            Other current assets                                                                       4,310             (2,584)
            Accounts payable                                                                           9,609              4,489
            Accrued expenses                                                                           1,243              2,345
            Income taxes payable                                                                       3,271               (885)
------------------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by operating activities                                            29,567             42,755
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of property and equipment                                                                (15,924)           (18,114)
   Proceeds from sale of property and equipment                                                        1,351              2,059
   Translation adjustment                                                                                705                (63)
   Net (increase) decrease in marketable securities                                                  (12,626)             3,860
   Decrease (increase) in other assets                                                                    64                (57)
------------------------------------------------------------------------------------------------------------------------------------
                 Net cash used in investing activities                                               (26,430)           (12,315)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

   Payment of dividends                                                                               (3,794)            (3,415)
------------------------------------------------------------------------------------------------------------------------------------
                 Net cash used in financing activities                                                (3,794)            (3,415)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                                   86                (22)
------------------------------------------------------------------------------------------------------------------------------------

                 Net (decrease) increase in cash and cash equivalents                                   (571)            27,003

Cash and cash equivalents at beginning of period                                                      47,264             19,710
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                         $  46,693             46,713
------------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
   Cash paid during each period for:
      Income taxes                                                                                 $  21,231             25,564
------------------------------------------------------------------------------------------------------------------------------------
      Interest                                                                                     $       0                  0
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)

                             June 30, 2002 and 2001

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

(2)      Accounting Policies

On January 2, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 142, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead tests for impairment at least annually. The change resulted in $76 and $38 less amortization for the first six months and for the second quarter of 2002, respectively, as compared to the same periods in 2001. SFAS No. 144 did not impact the results of the Company.

                                                                     (Continued)

                        FASTENAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)

                             June 30, 2002 and 2001

                                   (Unaudited)

(3)      Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

                                       Six months ended               Three months ended
                                           June 30,                        June 30,
                                   ---------------------------    ---------------------------
                                         2002          2001             2002         2001
--------------------------------------------------------------    ---------------------------
Net earnings                     $     39,536        39,757           21,831       19,018
Translation adjustment                    791           (85)             761          567
--------------------------------------------------------------    ---------------------------

Total comprehensive income       $     40,327        39,672           22,592       19,585
==============================================================    ===========================

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

On July 1, 2001, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 141, Business Combinations. SFAS 141 requires the use of the purchase method of accounting and, accordingly, the operating results of the DIY Business have been included in the Company's consolidated financial statements since the date of acquisition. The total purchase price was allocated to tangible assets and liabilities based upon the estimate of their fair value on the acquisition date. The purchase price was finalized during the second quarter of 2002. The final purchase price resulted in tangible assets in excess of the cash paid and liabilities assumed, or negative goodwill. The negative goodwill, net of tax, of $716 was recognized in earnings during the second quarter as an extraordinary gain.

The DIY Business was purchased after a prolonged period of contraction; therefore, the historical sales and earnings of the DIY Business are not reflective of the DIY Business's current operations. If the business combination had occurred at the beginning of 2001, net income of the Company would not have been materially different from the amounts reported. The net sales from the DIY Business totaled $11,130 and $5,738 in the first six months and the second quarter of 2002, respectively. The DIY Business has operated at approximately a break even level since August 31, 2001.

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

Six months ended June 30, 2002 vs. 2001

Net sales for the six months ended June 30, 2002 were $448,066, an increase of 9.1% over net sales of $410,816 for the comparable period in 2001. The increase came primarily from higher unit sales rather than increases in prices, as the Company experienced some deflationary impact to pricing. Higher unit sales resulted from the opening of new store sites in 2001 and 2002, and, to a lesser degree, increases in sales at older store sites. Sites opened in 2000 or earlier had average sales increases of 0.5% (on a daily sales basis, this amount would have been a 1.3% increase adjusting for the 127 business days in 2002 versus the 128 in 2001).

The mix of sales during the first six months of 2002 and 2001, from the original Fastenal(R) product line (which consists primarily of threaded fasteners) and from the newer product lines, was as follows:

          Product line                                  2002          2001
        -----------------------------------------------------------------------
          Fastener product line                         57.5%*        60.6%
        -----------------------------------------------------------------------
          Newer product lines                           42.5%*        39.4%
        -----------------------------------------------------------------------
* This percentage is calculated before the impact of the August 2001 acquisition discussed below.

 The product lines consist of and were introduced as follows:

          Product line                                 Introduced
        -------------------------------------------------------------
          Fasteners                                       1967
        -------------------------------------------------------------
          Tools                                           1993
        -------------------------------------------------------------
          Cutting tools                                   1996
        -------------------------------------------------------------
          Hydraulics & pneumatics                         1996
        -------------------------------------------------------------
          Material handling                               1996
        -------------------------------------------------------------
          Janitorial supplies                             1996
        -------------------------------------------------------------
          Electrical supplies                             1997
        -------------------------------------------------------------
          Welding supplies                                1997
        -------------------------------------------------------------
          Safety supplies                                 1999
        -------------------------------------------------------------
          Raw materials                                   2001
        -------------------------------------------------------------
          Retail packaged products**                      2001
        -------------------------------------------------------------
** This product line was added as a result of the August 2001 acquisition discussed below.

                                                                     (Continued)

Net earnings, in both the first six months and the second quarter of 2002, include an extraordinary gain, net of tax, of $716. The gain represents the recognition of negative goodwill resulting from the finalization of the purchase price relating to the Company's August 31, 2001 acquisition described in note 4 to the consolidated financial statements.

Net earnings for the six months ended June 30, 2002 were $39,536, a decrease of 0.6% from net earnings of $39,757 for the comparable period in 2001. Operating income decreased $1,525 (or 2.4%) from 2001 to 2002. The decrease in operating income occurred primarily because (1) gross margins decreased from 50.9% to 49.6% and (2) operating expenses increased by 9.9%, a rate greater than the net sales growth rate. The factors behind these two changes are included in the general discussion below.

Three months ended June 30, 2002 vs. 2001

Net sales for the three months ended June 30, 2002 were $233,484, an increase of 12.6% over net sales of $207,442 for the comparable period in 2001. The increase came primarily from higher unit sales rather than increases in prices, as the Company experienced some deflationary impact to pricing. Higher unit sales resulted from the opening of new store sites in 2001 and 2002, and, to a lesser degree, increases in sales at older store sites. Sites opened in 2000 or earlier had average sales increases of 3.8%.

The mix of sales during the second quarter of 2002 and 2001, from the original Fastenal(R) product line (which consists primarily of threaded fasteners) and from the newer product lines, was as follows:

        Product line                         2002            2001
      ----------------------------------------------------------------
        Fastener product line               57.5%*           59.8%
      ----------------------------------------------------------------
        Newer product lines                 42.5%*           40.2%
      ----------------------------------------------------------------
* This percentage is calculated before the impact of the August 2001 acquisition discussed below.

Net earnings for the three months ended June 30, 2002 were $21,831, an increase of 14.8% from net earnings of $19,018 for the comparable period in 2001. Operating income increased $3,311 (or 10.9%) from 2001 to 2002. The increase in operating income occurred primarily because the decrease in gross margins from 50.4% to 49.5% was offset by operating expenses increasing only by 10.2%, a rate less than the net sales growth rate. The factors behind these two changes are included in the general discussion below.

General Discussion

The Company branch (store site) personnel totaled 4,858 on June 30, 2002, an increase of 14.0% over the 4,263 on December 31, 2001 and an increase of 10.1% over the 4,411 on March 31, 2002.

                                                                     (Continued)

In 2001, the Company adopted the provisions of Emerging Issues Task Force (EITF) No. 00-10, Accounting for Shipping and Handling Fees and Costs, and EITF No. 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products to Be Delivered in the Future. As required by EITF 00-10 and EITF 00-22, the Company reclassified shipping and handling costs billed to customers as an increase in net sales and incentives paid to customers as a reduction of net sales. The Company also reclassified outbound shipping costs to cost of sales. These amounts had previously been included in operating and administrative expenses. The net result of the reclassification was a reduction of the gross margin percentage of 0.8% and 0.8%, in the first six months of 2002 and 2001, respectively, and a reduction of 0.9% and 1.0% in the second quarter of 2002 and 2001, respectively.

On August 31, 2001 the Company completed the acquisition of certain assets and liabilities of the retail fastener and related hardware business of two subsidiaries of Textron, Inc. The net sales for the first six months of 2002 and for the second quarter of 2002 disclosed above include $11,130 and $5,738, respectively, of sales from the acquired operation. The acquired operation lowered the Company's gross margin from 50.0% to 49.6% for the first six months of 2002 and lowered the Company's gross margin from 49.9% to 49.5% for the second quarter of 2002. For the first six months and for the second quarter, the ongoing activities of the acquired operation did not contribute materially to the earnings of the Company.

The twelve months of 2001 and the first six months of 2002 had daily sales growth rates (as compared to the comparable month in the preceding year, and excluding the impact of the August 2001 acquisition) of:

        Jan.     Feb.    Mar.    Apr.   May   June    July  Aug.  Sept.  Oct.  Nov.   Dec.
        ----     ----    ----    ----   ---   ----    ----  ----  -----  ----  ----   ----
2001    20.0%    16.2%   11.4%   9.0%   9.4%   7.6%   7.4%  5.9%   4.8%  1.0%  -0.5%  1.4%
2002     2.7%     4.8%    6.0%   9.3%   9.4%  11.0%

The general decline in the daily sales growth rates through November 2001 represented a trend which began in November 2000. This trend reflected the overall weakening of the industrial economy we service in North America. The trend has reversed itself since December 2001, partly due to changing comparisons in the prior year and partly due to stronger month-to-month (i.e. April to May and May to June) growth rates compared to 2001.

For the first six months of 2002, the Company experienced negative earnings leverage (growth in earnings versus growth in sales). This was due to (1) the decrease in gross margin percentage, caused primarily by changes in product mix,
(2) the decrease in gross margin dollars from older stores due to decreases in net sales, (3) the additional expenses of store site openings (see comments below), (4) the added impact of increases in general and health insurance costs when compared to the same period in 2001, and (5) the increase in depreciation expense associated with additions of property and equipment, most notably software and hardware for the Company's management information system.

                                                                     (Continued)

The Company expects to open approximately 140 to 170 new stores in 2002 (or an increase of approximately 14% to 17% over December 31, 2001). This represents an increase in planned new store openings. The range published last quarter was 100 to 150 stores for the year (or an increase of approximately 10% to 15% over December 31, 2001). The Company opened 128 new store sites during 2001 (or an increase of 14.3% over December 31, 2000) and 77 new store sites in the first six months of 2002. While new stores continue to build the infrastructure for future growth, the first year sales are low, and the added expenses related to payroll, occupancy, and transportation costs impact the Company's ability to leverage earnings in a weakened industrial economy. As disclosed in the past, it has been the Company's experience that new stores take approximately ten to twelve months to achieve profitability. The planned openings can be altered in a short time span, usually less than 60 to 90 days. As 2002 unfolds the Company will continue to reevaluate the level of planned openings.

Critical Accounting Policies

A discussion of the critical accounting policies related to accounting estimates is contained in the Company's 2001 Annual Report.

Liquidity and Capital Resources

The higher level of sales during the six-month period resulted in the growth of trade accounts receivable and inventory. Property and equipment increased because of: (1) the purchase of software and hardware for the Company's information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of buildings to house the Atlanta distribution center (relocating from an existing location in Atlanta) and to house the Toronto distribution center (a new distribution center opening early in 2003) and (4) the addition of manufacturing and warehouse equipment. In addition to the property and equipment expansion just noted, the Company is actively increasing the number of owned locations to lower its occupancy costs. Disposals of property and equipment related to the planned disposition of certain pickup trucks and semi-tractors and trailers in the normal course.

Cash requirements for these asset changes were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of June 30, 2002, the Company had no material outstanding commitments for capital expenditures.

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

Interest Rates - The Company has a $15 million line of credit of which $0 was outstanding at June 30, 2002. The line bears interest at 0.9% over the LIBOR rate. The Company pays no fee for the unused portion of the line of credit.

                                                                     (Continued)

Foreign Currency Exchange Rates - Foreign currency fluctuations can affect the Company's net investments and earnings denominated in foreign currencies. The Company's primary exchange rate exposure is with the Canadian dollar against the U.S. dollar. The Company's estimated net earnings exposure for foreign currency exchange rates was not material at June 30, 2002.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of shareholders held on April 16, 2002, two matters were put to a vote of the shareholders. Proxies were solicited from shareholders unable to attend the meeting. Proxy votes are included in the results that follow.

Matter 1. To elect a Board of nine directors, to serve until the next regular meeting of shareholders or until their successors have been duly elected and qualified.

The existing directors, Robert A. Kierlin, Stephen M. Slaggie, Michael M. Gostomski, John D. Remick, Henry K. McConnon, Robert A. Hansen, Willard D. Oberton, Reyne K. Wisecup, and Michael J. Dolan, were nominated. There were no other nominations. The nine nominees each received and had withheld the number of votes set forth opposite their names below:

--------------------------------------------------------------------------------
                                      Total Number of        Total Number of
      Name of Director                 Votes Cast For         Votes Withheld
--------------------------------------------------------------------------------
      Robert A. Kierlin                  66,039,040             3,870,548
--------------------------------------------------------------------------------
      Stephen M. Slaggie                 66,017,948             3,891,640
--------------------------------------------------------------------------------
      Michael M. Gostomski               69,434,824               474,764
--------------------------------------------------------------------------------
      John D. Remick                     69,180,660               728,928
--------------------------------------------------------------------------------
      Henry K. McConnon                  69,438,424               471,164
--------------------------------------------------------------------------------
      Robert A. Hansen                   69,152,842               756,746
--------------------------------------------------------------------------------
      Willard D. Oberton                 66,027,320             3,882,268
--------------------------------------------------------------------------------
      Reyne K. Wisecup                   66,336,218             3,573,370
--------------------------------------------------------------------------------
      Michael J. Dolan                   69,144,632               764,956
--------------------------------------------------------------------------------

There were no abstentions or broker non-votes.

                                                                     (Continued)

Matter 2.   To ratify the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 2002.

Voting to ratify the appointment were 69,444,082 shares. Voting against the ratification were 4,766 shares. There were no broker non-votes. Abstentions totaled 460,740 shares.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        3.1 Restated Articles of Incorporation of Fastenal Company, as amended prior to May 10, 2002 (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 10-Q for the quarter ended September 30,
            1993)

        3.2 Articles of Amendment to Restated Articles of Incorporation of Fastenal Company effective May 10, 2002 (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-88170)

        3.3 Restated By-Laws of Fastenal Company (incorporated by reference to
            Exhibit 3.2 to Registration Statement No. 33-14923)

    (b) Reports on Form 8-K:

        No report on Form 8-K was filed by Fastenal Company during the quarter ended June 30, 2002.

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

                                                FASTENAL COMPANY


                                                 /s/ Willard D. Oberton
                                                -------------------------------
                                                (Willard D. Oberton, President)
                                                (Duly Authorized Officer)


Date   July 17, 2002                             /s/ Daniel L. Florness
     -----------------                          -------------------------------
                                                (Daniel L. Florness, Treasurer)
                                                (Principal Financial Officer)

                                INDEX TO EXHIBITS

3.1 Restated Articles of Incorporation of Fastenal Company, as amended prior to May 10, 2002 (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 10-Q for the quarter ended September 30, 1993).

3.2 Articles of Amendment to Restated Articles of Incorporation of Fastenal Company effective May 10, 2002 (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-88170).

3.3    Restated By-Laws of Fastenal Company (incorporated by reference to
       Exhibit 3.2 to Registration Statement No. 33-14923).