Form 10-Q
period 2002-09-30
FASTENAL CO
filed 2002-10-29
CIK 815556

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________________ to
______________________

Commission file number 0-16125

                                FASTENAL COMPANY
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Minnesota                               41-0948415
------------------------------------------     -------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

       2001 Theurer Boulevard
           Winona, Minnesota                          55987-1500
------------------------------------------     -------------------------
(Address of principal executive offices)              (Zip Code)

                                 (507) 454-5374
    ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
    ------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----     -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                          Yes  X     No
                                             -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

        Class                            Outstanding at October 15, 2002
--------------------------------         -------------------------------
   Common Stock, $.01 par value                   75,877,376

                                FASTENAL COMPANY

                                      INDEX

                                                                       Page No.

Part I  Financial Information:

   Consolidated Balance Sheets as of September 30, 2002 and
     December 31, 2001                                                    1

   Consolidated Statements of Earnings for the nine months and
     three months ended September 30, 2002 and 2001                       2

   Consolidated Statements of Cash Flows for the nine months
     ended September 30, 2002 and 2001                                    3

   Notes to Consolidated Financial Statements                           4-5

   Management's discussion and analysis of financial condition and
     results of operations                                              6-10

   Quantitative and qualitative disclosures about market risk            11

   Controls and procedures                                               11


Part II  Other Information:

   Exhibits and reports on Form 8-K                                      12


      Note - All information contained in this report reflects the 2-for-1 stock split which occurred in May 2002.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        FASTENAL COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets
                 (Amounts in thousands except share information)

                                                                        (Unaudited)
                                                                       September 30,         December 31,
                                    Assets                                 2002                  2001
-------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                            $  25,485                47,264
     Marketable securities                                                   30,721                21,258
     Trade accounts receivable, net of allowance for doubtful
        accounts of $3,811 and $3,474, respectively                         121,802               101,356
     Inventories                                                            184,904               152,706
     Deferred income tax asset                                                4,696                 4,696
     Other current assets                                                    14,297                13,961
----------------------------------------------------------------------------------------------------------
              Total current assets                                          381,905               341,241

Marketable securities                                                        18,844                 9,374
Property and equipment, less accumulated depreciation                       135,991               121,607
Other assets, less accumulated amortization                                   2,904                 3,022
----------------------------------------------------------------------------------------------------------

              Total assets                                                $ 539,644               475,244
==========================================================================================================

                     Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                                                     $  26,422                20,100
     Accrued expenses                                                        20,380                17,973
     Income taxes payable                                                     3,505                 2,488
----------------------------------------------------------------------------------------------------------
              Total current liabilities                                      50,307                40,561
----------------------------------------------------------------------------------------------------------

Deferred income tax liability                                                 9,795                 9,795
----------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Preferred stock                                                              0                     0
     Common stock, 100,000,000 shares authorized
        75,877,376 shares issued and outstanding                                759                   759
     Additional paid-in capital                                               4,044                 4,044
     Retained earnings                                                      476,804               421,945
     Accumulated other comprehensive loss                                    (2,065)               (1,860)
----------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                    479,542               424,888
----------------------------------------------------------------------------------------------------------

              Total liabilities and stockholders' equity                  $ 539,644               475,244
==========================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                   FASTENAL COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Earnings
     (Amounts in thousands except earnings and extraordinary gain per share)

                                                              (Unaudited)                  (Unaudited)
                                                           Nine months ended            Three months ended
                                                             September 30,                September 30,
                                                       --------------------------   ---------------------------
                                                           2002         2001           2002            2001
---------------------------------------------------------------------------------------------------------------
Net sales                                                $ 686,152      620,213        238,086       209,397

Cost of sales                                              347,021      306,253        121,017       104,623
-------------------------------------------------------------------------------------------------------------
              Gross profit                                 339,131      313,960        117,069       104,774

Operating and administrative
     expenses                                              246,551      223,454         86,460        77,764
-------------------------------------------------------------------------------------------------------------
              Operating income                              92,580       90,506         30,609        27,010

Other income (expense):
     Interest income                                         1,578        1,783            467           626
     Loss on disposal of
        property and equipment                                (295)        (298)           (91)          (81)
-------------------------------------------------------------------------------------------------------------
              Total other income                             1,283        1,485            376           545
-------------------------------------------------------------------------------------------------------------

              Earnings before income taxes
                 and extraordinary gain                     93,863       91,991         30,985        27,555

Income tax expense                                          35,926       35,233         11,868        10,554
-------------------------------------------------------------------------------------------------------------

              Net earnings before extraordinary gain        57,937       56,758         19,117        17,001
-------------------------------------------------------------------------------------------------------------

Extraordinary gain on acquisition, net of tax                  716            0              0             0
-------------------------------------------------------------------------------------------------------------

              Net earnings                               $  58,653       56,758         19,117        17,001
=============================================================================================================

Basic and diluted earnings per share
     before extraordinary gain                           $     .76          .75            .25           .22

Basic and diluted extraordinary gain per share, net
     of tax                                                    .01          .00            .00           .00
-------------------------------------------------------------------------------------------------------------

Basic and diluted earnings per share                     $     .77          .75            .25           .22
=============================================================================================================

Weighted average shares
     outstanding                                            75,877       75,877         75,877        75,877
=============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                                           (Unaudited)
                                                                                        Nine months ended
                                                                                          September 30,
                                                                                  ------------------------------
                                                                                       2002          2001
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                                   $  58,653        56,758
      Adjustments to reconcile net earnings to net cash
          provided by operating activities:
              Depreciation of property and equipment                                    12,513        10,847
              Loss on disposal of property and equipment                                   295           298
              Bad debt expense                                                           4,273         3,765
              Amortization of goodwill and non-compete                                      50           165
              Changes in operating assets and liabilities,
                      net of impact of acquisition
                  Trade accounts receivable                                            (24,719)      (12,477)
                  Inventories                                                          (32,198)       (1,896)
                  Other current assets                                                    (336)       (3,883)
                  Accounts payable                                                       6,322         6,649
                  Accrued expenses                                                       2,407         2,755
                  Income taxes payable                                                   1,017         8,808
-------------------------------------------------------------------------------------------------------------
                          Net cash provided by operating activities                     28,277        71,789
-------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Purchase of property and equipment                                               (29,243)      (36,786)
      Proceeds from sale of property and equipment                                       2,051         2,844
      Translation adjustment                                                              (212)         (804)
      Net (increase) decrease in marketable securities                                 (18,933)        3,025
      Decrease (increase) in other assets                                                   68           (36)
-------------------------------------------------------------------------------------------------------------
                          Net cash used in investing activities                        (46,269)      (31,757)
-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Payment of dividends                                                              (3,794)       (3,415)
-------------------------------------------------------------------------------------------------------------
                          Net cash used in financing activities                         (3,794)       (3,415)
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                      7          (110)
-------------------------------------------------------------------------------------------------------------

                          Net (decrease) increase in cash and cash equivalents         (21,779)       36,507

Cash and cash equivalents at beginning of period                                        47,264        19,710
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $  25,485        56,217
=============================================================================================================

Supplemental disclosure of cash flow information:
      Cash paid during each period for:
          Income taxes                                                               $  35,353        26,425
=============================================================================================================
          Interest                                                                   $       0             0
=============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                        FASTENAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)

                           September 30, 2002 and 2001

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

(2)      Accounting Policies

On January 2, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 142, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead tests for impairment at least annually. The change resulted in $114 and $38 less amortization for the first nine months and for the third quarter of 2002, respectively, as compared to the same periods in 2001. SFAS No. 144 did not impact the results of the Company.

(3)      Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

                                 Nine months ended        Three months ended
                                   September 30,            September 30,
                                 --------------------    --------------------
                                   2002      2001          2002       2001
-----------------------------------------------------    --------------------

Net earnings                   $  58,653    56,758        19,117     17,001
Translation adjustment              (205)     (914)       (1,078)      (829)
-----------------------------------------------------    --------------------

Total comprehensive income     $  58,448    55,844        18,039     16,172
-----------------------------------------------------    --------------------


                                                                   (Continued)

                        FASTENAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)

                           September 30, 2002 and 2001

                                   (Unaudited)

(4)      Acquisition of Business and Disposition of Business

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

The DIY Business was purchased after a prolonged period of contraction; therefore, the historical sales and earnings of the DIY Business are not reflective of the DIY Business's current operations. If the business combination had occurred at the beginning of 2001, net income of the Company would not have been materially different from the amounts reported. The net sales from the DIY Business totaled $16,819 and $2,351 in the first nine months of 2002 and 2001, respectively, and $5,689 and $2,351 in the third quarter of 2002 and 2001, respectively. The DIY Business has operated at approximately a break even level since August 31, 2001.

On October 3, 2002, the Company sold the DIY Business to The Hillman Group, Inc. The Company will recognize the resulting gain of approximately $6,000 to $7,000 in the fourth quarter of 2002.

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

Nine months ended September 30, 2002 vs. 2001
---------------------------------------------

Net sales for the nine months ended September 30, 2002 were $686,152, an increase of 10.6% over net sales of $620,213 for the comparable period in 2001. The increase came primarily from higher unit sales rather than increases in prices, as the Company experienced some deflationary impact to pricing. Higher unit sales resulted from the opening of new store sites in 2001 and 2002, and, to a lesser degree, increases in sales at older store sites. Sites opened in 2000 or earlier had average sales increases of 2.2% (on a daily sales basis, this amount was also a 2.2% increase as both 2002 and 2001 had 191 business days in the first nine months).

The mix of sales during the first nine months of 2002 and 2001, from the original Fastenal(R) product line (which consists primarily of threaded fasteners) and from the newer product lines, was as follows:

          Product line                        2002        2001
        -----------------------------------------------------------
          Fastener product line               57.0%*      59.9%*
        -----------------------------------------------------------
          Newer product lines                 43.0%*      40.1%*
        -----------------------------------------------------------

* This percentage is calculated before the impact of the August 2001 acquisition discussed below. This acquired business was disposed of in October 2002.

 The product lines consist of and were introduced as follows:

          Product line                          Introduced
        ------------------------------------------------------
          Fasteners                                1967
        ------------------------------------------------------
          Tools                                    1993
        ------------------------------------------------------
          Cutting tools                            1996
        ------------------------------------------------------
          Hydraulics & pneumatics                  1996
        ------------------------------------------------------
          Material handling                        1996
        ------------------------------------------------------
          Janitorial supplies                      1996
        ------------------------------------------------------
          Electrical supplies                      1997
        ------------------------------------------------------
          Welding supplies                         1997
        ------------------------------------------------------
          Safety supplies                          1999
        ------------------------------------------------------
          Raw materials                            2001
        ------------------------------------------------------
          Retail packaged products**               2001
        ------------------------------------------------------

** This product line was added as a result of the August 2001 acquisition discussed below. This acquired business was disposed of in October 2002.

                                                                    (Continued)

Net earnings in the first nine months of 2002 include an extraordinary gain, net of tax, of $716 recognized during the second quarter. The gain represents the recognition of negative goodwill resulting from the finalization of the purchase price relating to the Company's August 31, 2001 acquisition described in note 4 to the consolidated financial statements.

Net earnings for the nine months ended September 30, 2002 were $58,653, an increase of 3.3% from net earnings of $56,758 for the comparable period in 2001. Operating income increased $2,074 (or 2.3%) from 2001 to 2002. The increase in operating income occurred primarily because the decrease in gross margins from 50.6% to 49.4% was offset by operating expenses increasing only by 10.3%, a rate less than the net sales growth rate. The factors behind these two changes are included in the general discussion below.

Three months ended September 30, 2002 vs. 2001
----------------------------------------------

Net sales for the three months ended September 30, 2002 were $238,086, an increase of 13.7% over net sales of $209,397 for the comparable period in 2001. The increase came primarily from higher unit sales rather than increases in prices, as the Company experienced some deflationary impact to pricing. Higher unit sales resulted from the opening of new store sites in 2001 and 2002, and, to a lesser degree, increases in sales at older store sites. Sites opened in 2000 or earlier had average sales increases of 5.6% (on a daily sales basis, this amount would have been a 4.0% increase as the third quarter of 2002 had 64 business days versus the 63 business days in 2001).

The mix of sales during the third quarter of 2002 and 2001, from the original Fastenal(R) product line (which consists primarily of threaded fasteners) and from the newer product lines, was as follows:

          Product line                         2002         2001
        -------------------------------------------------------------
          Fastener product line                56.1%*       58.2%*
        -------------------------------------------------------------
          Newer product lines                  43.9%*       41.8%*
        -------------------------------------------------------------

* This percentage is calculated before the impact of the August 2001 acquisition discussed below. This acquired business was disposed of in October 2002.

Net earnings for the three months ended September 30, 2002 were $19,117, an increase of 12.4% from net earnings of $17,001 for the comparable period in 2001. Operating income increased $3,599 (or 13.3%) from 2001 to 2002. The increase in operating income occurred primarily because the decrease in gross margins from 50.0% to 49.2% was offset by operating expenses increasing only by 11.2%, a rate less than the net sales growth rate. The factors behind these two changes are included in the general discussion below.

                                                                    (Continued)

General Discussion
------------------

The Company branch (store site) personnel totaled 4,966 on September 30, 2002, an increase of 16.5% over the 4,263 on December 31, 2001 and an increase of 2.2% over the 4,858 on June 30, 2002.

In 2001, the Company adopted the provisions of Emerging Issues Task Force (EITF) No. 00-10, Accounting for Shipping and Handling Fees and Costs, and EITF No. 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products to Be Delivered in the Future. As required by EITF 00-10 and EITF 00-22, the Company reclassified shipping and handling costs billed to customers as an increase in net sales and incentives paid to customers as a reduction of net sales. The Company also reclassified outbound shipping costs to cost of sales. These amounts had previously been included in operating and administrative expenses. The net result of the reclassification was a reduction of the gross margin percentage of 1.0% and 0.9%, in the first nine months of 2002 and 2001, respectively, and a reduction of 1.2% and 1.0% in the third quarter of 2002 and 2001, respectively.

On August 31, 2001 the Company completed the acquisition of certain assets and liabilities of the retail fastener and related hardware business of two subsidiaries of Textron, Inc. The net sales for the first nine months of 2002 and for the third quarter of 2002 disclosed above include $16,819 and $5,689, respectively, of sales from the acquired operation. The acquired operation lowered the Company's gross margin from 49.9% to 49.4% for the first nine months of 2002 and lowered the Company's gross margin from 49.6% to 49.2% for the third quarter of 2002. For the first nine months and for the third quarter, the ongoing activities of the acquired operation did not contribute materially to the earnings of the Company. The acquired operation was disposed of on October 3, 2002.

The twelve months of 2001 and the first nine months of 2002 had daily sales growth rates (as compared to the comparable month in the preceding year, and excluding the impact of the August 2001 acquisition) of:

            Jan.      Feb.      Mar.     Apr.      May     June     July      Aug.     Sept.     Oct.      Nov.     Dec.
            ----      ----      ----     ----      ---     ----     ----      ----     -----     ----      ----     ----
2001       20.0%     16.2%     11.4%      9.0%     9.4%     7.6%     7.4%     5.9%      4.8%      1.0%    -0.5%      1.4%
2002        2.7%      4.8%      6.0%      9.3%     9.4%    11.0%     8.7%    10.4%     12.5%

The daily sales growth rates above represent several trends. The first being a downward trend in the first eleven months of 2001, which reflected the overall weakening of the industrial economy we service in North America. This trend reversed itself from December 2001 to June 2002; this was partly due to changing comparisons in the prior year and partly due to stronger month-to-month (i.e. April to May and May to June) growth rates compared to 2001. During July 2002, the daily sales growth rate decreased and began to improve again in August 2002 and September 2002.

                                                                    (Continued)

For the first nine months of 2002, the Company experienced negative earnings leverage (growth in earnings versus growth in sales). This was due to (1) the decrease in gross margin percentage, caused primarily by changes in product mix,
(2) the decrease in gross margin dollars from older stores due to decreases in net sales, (3) the additional expenses of store site openings (see comments below), (4) the additional payroll expenses associated with employee additions in the first half of the year in anticipation of continued improvements in the daily sales growth rate trends mentioned earlier, (5) the added impact of increases in insurance costs when compared to the same period in 2001, and (6) the increase in depreciation expense associated with additions of property and equipment, most notably software and hardware for the Company's management information system.

The Company expects to open approximately 140 to 170 new stores in 2002 (or an increase of approximately 14% to 17% over December 31, 2001). The Company opened 114 new store sites in the first nine months of 2002 (or an increase of 11.1% over December 31, 2001) and opened 128 new store sites during 2001 (or an increase of 14.3% over December 31, 2000). While the new stores continue to build the infrastructure for future growth, the first year sales are low, and the added expenses related to payroll, occupancy, and transportation costs impact the Company's ability to leverage earnings in a weakened industrial economy. As disclosed in the past, it has been the Company's experience that new stores take approximately ten to twelve months to achieve profitability. The planned openings can be altered in a short time span, usually less than 60 to 90 days. The Company will continue to reevaluate the level of planned openings through the balance of the year.

Critical Accounting Policies
----------------------------

A discussion of the critical accounting policies related to accounting estimates is contained in the Company's 2001 Annual Report.

Liquidity and Capital Resources
-------------------------------

The higher level of sales during the nine-month period resulted in the growth of trade accounts receivable and inventory. Property and equipment increased because of: (1) the purchase of software and hardware for the Company's information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of buildings to house the Atlanta distribution center (relocating from an existing location in Atlanta) and to house the Toronto distribution center (a new distribution center opening early in 2003), and (4) the addition of manufacturing and warehouse equipment. In addition to the property and equipment expansion just noted, the Company is actively increasing the number of owned locations to lower its occupancy costs. Disposals of property and equipment related to the planned disposition of certain pickup trucks and semi-tractors and trailers in the normal course.

Cash requirements for these asset changes were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of September 30, 2002, the Company had no material outstanding commitments for capital expenditures.

                                                                     (Continued)

Management anticipates funding its current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from its borrowing capacity.

A discussion of the nature and amount of future cash commitments is contained in the Company's 2001 Annual Report.

Certain Risks and Uncertainties
-------------------------------

This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, "forward-looking statements" under the Private Securities Litigation Reform Act of 1995, including statements regarding planned store and distribution center openings, the timeline for altering planned openings, the gain to be realized from the disposed business unit, the time before new stores typically achieve profitability, expected increases in the number of owned stores, and the funding of expansion plans. The following factors are among those that could impact the Company's plans and performance, and cause the Company's actual results to differ materially from those predicted in such forward-looking statements: (i) an upturn or downturn in the economy could impact sales at stores and the rates of new store openings and additions of new employees, (ii) an upturn or downturn in the economy, or a change in product mix, could impact gross margins, (iii) a change, from that projected, in the number of smaller and larger communities able to support future store sites could impact the rate of new store openings and additions of new employees, (iv) the ability of the Company to develop product expertise at the store level, to identify future product lines that complement existing product lines, to transport and store certain hazardous products and to otherwise integrate new product lines into the Company's existing stores and distribution network could impact sales and margins, (v) increases or decreases in fuel and utility costs could impact distribution and occupancy expenses of the Company, (vi) the ability of the Company to successfully attract and retain qualified personnel to staff the Company's smaller community stores could impact sales at stores and the rate of new store openings, (vii) changes in governmental regulations related to product quality or product source traceability could impact the cost to the Company of regulatory compliance,
(viii) inclement weather could impact the Company's distribution network, (ix) foreign currency fluctuations, changes in trade relations, or fluctuations in the relative strength of foreign economies could impact the ability of the Company to procure products overseas at competitive prices and the Company's foreign sales, (x) disruptions caused by the implementation of the Company's new management information systems infrastructure could impact sales, (xi) changes in the rate of new store openings could impact expenditures for computers and other capital equipment, (xii) changes in the availability of suitable land and buildings could impact expenditures for additional owned locations which house our store sites, and (xiii) finalization of the estimates used could cause the gain on the disposed business to change.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from changes in interest rates and foreign currency exchange rates. Changes in these factors cause fluctuations in the Company's earnings and cash flows. The Company evaluates and manages exposure to these market risks as follows:

Interest Rates - The Company has a $15 million line of credit of which $0 was outstanding at September 30, 2002. The line bears interest at 0.9% over the LIBOR rate. The Company pays no fee for the unused portion of the line of credit.

Foreign Currency Exchange Rates - Foreign currency fluctuations can affect the Company's net investments and earnings denominated in foreign currencies. The Company's primary exchange rate exposure is with the Canadian dollar against the U.S. dollar. The Company's estimated net earnings exposure for foreign currency exchange rates was not material at September 30, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - Based on their evaluation, as of a date within 90 days prior to the date of the filing of this Form 10-Q, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), the principal executive officer and the principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls - Subsequent to the date of their evaluation, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

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

                  99.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K:

                  No report on Form 8-K was filed by Fastenal Company during the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              FASTENAL COMPANY


                                              /s/ Willard D. Oberton
                                              ----------------------------------
                                              (Willard D. Oberton, President)
                                              (Duly Authorized Officer)




Date   October 29, 2002                       /s/ Daniel L. Florness
     --------------------                     ----------------------------------
                                              (Daniel L. Florness, Treasurer)
                                              (Principal Financial Officer)

CERTIFICATIONS
--------------

I, Robert A. Kierlin, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Fastenal Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date   October 29, 2002                 /s/ Robert A. Kierlin
     --------------------               ----------------------------------------
                                        (Robert A. Kierlin, CEO)
                                        (Principal Executive Officer)

CERTIFICATIONS
--------------

I, Daniel L. Florness, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Fastenal Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date   October 29, 2002                 /s/ Daniel L. Florness
     --------------------               --------------------------------------
                                        (Daniel L. Florness, Treasurer)
                                        (Principal Financial Officer)

                                INDEX TO EXHIBITS

   3.1   Restated Articles of Incorporation of     (Incorporated by reference to
         Fastenal Company, as amended prior to           Exhibit 3.1 to Fastenal
         May 10, 2002                                Company's Form 10-Q for the
                                                     quarter ended September 30,
                                                                           1993)

   3.2   Articles of Amendment to Restated         (Incorporated by reference to
         Articles of Incorporation of                Exhibit 4.2 to Registration
         Fastenal Company effective May 10, 2002        Statement No. 333-88170)

   3.3   Restated By-Laws of Fastenal Company      (Incorporated by reference to
                                                     Exhibit 3.2 to Registration
                                                         Statement No. 33-14923)

  99.1   Certification under Section 906 of the             Electronically Filed
         Sarbanes-Oxley Act of 2002