Form 10-K
period 2002-12-31
FASTENAL CO
filed 2003-02-26
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-16125

FASTENAL COMPANY

(Exact name of registrant as specified in its charter)

Minnesota	41-0948415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Theurer Boulevard Winona, Minnesota	55987-1500
(Address of principal executive offices)	(Zip Code)

(507) 454-5374

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒  No  ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,260,304,477, based on the closing sale price of the Common Stock on that date. For purposes of determining this number, all executive officers and directors of the registrant as of June 28, 2002 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 3, 2003, the registrant had 75,877,376 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference in Part II. Portions of the registrant’s Proxy Statement for the annual meeting of shareholders to be held April 15, 2003 are incorporated by reference in Part III.

FORWARD LOOKING STATEMENTS

This Form 10-K, including the sections in Part I hereof captioned “Item 1. Business – Development of the Business”, “Item 1. Business – Products”, “Item 1. Business – Manufacturing and Support Services Operations”, and “Item 2. Properties”, and the sections in Part II hereof captioned “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding new store and distribution center openings, markets for new stores, expansion of foreign operations, the typical time period for new stores to achieve their first profitable month, technology conversions, introduction of new product lines, growth in manufacturing and support services, protection from economic downturns provided by the number and type of the Company’s customers, expected increased leasing of vehicles, expecting leasing of new stores, the leveling off of sales growth and the variability of sales at older stores, capital expenditures, funding of expansion plans, and dividends. A discussion of certain risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements is included in the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 in the section thereof captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which section has been incorporated in this Form 10-K by reference. The registrant assumes no obligation to update either such forward-looking statements or the discussion of such risks and uncertainties.

PRESENTATION OF DOLLAR AMOUNTS

All dollar amounts in this Form 10-K are presented in thousands unless otherwise noted.

PART I

ITEM 1. BUSINESS

Fastenal Company (“Fastenal Company” and, together with its wholly owned subsidiaries, Fastenal Company Services, Fastenal Company Purchasing, Fastenal Company Leasing, Fastenal Canada Company, Fastenal Mexico, S. de R.L. de C.V., Fastenal Mexico Services, S. de R.L. de C.V., and Fastenal Singapore P.T.E. Ltd., collectively, “the Company”) began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. As of December 31, 2002, the Company had 1,169 store sites located in 50 states, Puerto Rico, Canada, Mexico and Singapore and 4,743 people employed at these sites.

The Company sells industrial and construction supplies in a wholesale and retail fashion. As of December 31, 2002 these industrial and construction supplies were grouped into ten product lines described further below.

The Company operated eleven distribution centers as of December 31, 2002 from which the Company distributes products to its store sites, and operates a facility in Memphis, Tennessee to receive and distribute products coming from suppliers involved in the Company’s ‘Customer Service Project’ (CSP).

Development of the Business

Fastenal Company began in 1967 with a marketing strategy of supplying threaded fasteners to customers in small, medium-sized, and, in subsequent years, large cities. The Company believes its success can be attributed to its ability to offer its customers a full line of products at convenient locations and to the high quality of the Company’s employees.

The Company opened its first store site in Winona, Minnesota, a city with a population of approximately 25,000. The following table shows the number of Company store sites at the end of each of the last ten years and the related consolidated net sales for each year during the last ten years:

	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993
Number of store sites at year end	1,169	1,025	897	807	764	642	483	375	315	253
Net sales (in millions)	$905.4	818.3	755.6	618.2	511.2	404.2	292.3	226.5	164.7	112.1

As of December 31, 2002, the Company operated 1,169 store sites located in:

United States	1,088	Mexico	2
Puerto Rico	7	Singapore	1
Canada	71

The Company has closed only four stores in its history.

The Company selects new locations for its stores based on their proximity to the Company’s distribution network, population statistics, and employment data for manufacturing and construction. The Company intends to continue opening new store sites and currently expects the rate of new store openings to be approximately 14 to 16% per year.

The Company stocks all new stores with an inventory drawn from all of its product lines. Subsequent to a site’s opening, the site personnel may customize the inventory offering to that site’s customer base.

For several years, the Company had two types of stores: (1) the stand-alone store and (2) the satellite store. The stand-alone store was typically located in cities with a population in excess of 8,000. The second type, the satellite store, operated as a satellite of a stand-alone store. The satellite store was usually located within 30 miles of the stand-alone (mother) store and was typically managed by personnel at the mother store. The Company had satellite stores located in communities with a population as small as 2,000. The Company discontinued this distinction at the end of 2002. Of the 144 stores opened during 2002, none opened as a satellite store. The Company believes, based on the demographics of the marketplace in the United States and Canada, that there is sufficient potential in those two countries to support approximately 2,000 to 2,200 total stores. Many of the new store sites would be in cities in which we currently operate.

In addition to the stores discussed above, the Company also operates “in-plant” sites. The “in-plant” site is a selling unit located in or near a customer’s facility. These sites are not included in the store count numbers as they represent a customer subset of a store.

The Company opened the following store sites, outside the United States, in the last five years:

	2002	2001	2000	1999	1998
Puerto Rico	1	1	1	—	3
Canada	7	4	11	5	9
Mexico	—	2	—	—	—
Singapore	—	1	—	—	—

During 2002, the Company began operating an “in-plant” site in the Dominican Republic. The Company plans to open additional store sites in Puerto Rico, Canada, Mexico, and Singapore in the future. The store sites located outside the United States contributed less than 5% of the Company’s consolidated net sales in 2002. In all years presented, the Company also sold products into Mexico from its existing stores along the border between the United States and Mexico.

No assurance can be given that any of the expansion plans described above will be achieved, or that new stores, once opened, will be profitable.

It has been the Company’s experience that near-term profitability has been adversely affected by the opening of new store sites, due to the related start-up costs and the time necessary to generate a customer base. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. As a result of this process, sales volume builds slowly and it typically requires nine to 12 months for a new store to achieve its first profitable month. Of the 24 stores opened in the first quarter of 2002, 10 were profitable in the fourth quarter of 2002.

For 2002, annual sales volumes of store sites operating at least five years ranged between approximately $175 and $7,061, with 75% of these store sites having annual sales volumes within the range of approximately $417 to $1,640. The data in the following table shows the growth in the average sales of the Company’s store sites from 2001 to 2002 based on each site’s age (dollar amounts in thousands). The store sites opened in 2002 contributed approximately $18.6 (or approximately 2.1%) of the Company’s consolidated net sales in 2002, with the remainder coming from store sites opened prior to 2002 and from the acquisition of the DIY Business discussed below.

Age of store site as of December 31, 2002	Year Opened	Number of store sites in group as of December 31, 2002	Average sales 2001	Average sales 2002	Percent Change
0–1 year old	2002	144	$ —	$ 129 [1]	— %
1–2 years old	2001	128	169 [1]	440	—
2–3 years old	2000	90	399	519	30.1
3–4 years old	1999	44	486	600	23.5
4–5 years old	1998	121	627	676	7.8
5–6 years old	1997	159	678	712	5.0
6–7 years old	1996	108	768	797	3.8
7–8 years old	1995	60	778	812	4.4
8–9 years old	1994	62	792	796	0.5
9–10 years old	1993	53	950	898	(5.5)
10–11 years old	1992	42	1,225	1,163	(5.1)
11–12 years old	1991	32	1,175	1,166	(0.8)
12–15 years old	1988-1990	68	1,449	1,342	(7.4)
15+ years old	1967-1987	58	2,249	2,349	4.4

[1]	The average sales include sales of store sites open for less than the full fiscal year.

As of December 31, 2002, the Company operated distribution centers in or near Winona, Minnesota; Indianapolis, Indiana; Dallas, Texas; Atlanta, Georgia; Scranton, Pennsylvania; Fresno, California; Seattle, Washington; Akron, Ohio; Salt Lake City, Utah; Winston-Salem, North Carolina; and Kansas City, Missouri. Distribution centers are located so as to permit twice-a-week to five times-a-week deliveries to Company stores using Company trucks and overnight delivery by surface common carrier. As the number of stores increases, the Company intends to add new distribution centers. The Company also operates a centralized distribution center in Memphis, Tennessee. This facility consolidates inventory for the ‘Customer Service Project’ (CSP) and ships it to existing stores, for use in conversion to the CSP format, and also to new stores.

On August 31, 2001, the Company acquired certain assets of two subsidiaries of Textron, Inc. These assets were used in their business of selling packaged fasteners to the retail market (Do-It-Yourself or DIY Business). The DIY Business was purchased after a prolonged period of contraction; therefore, the historical sales and earnings were not reflective of the DIY Business’s operations at the time it was acquired by the Company. The DIY Business was subsequently sold to The Hillman Group, Inc. on October 3, 2002. The DIY Business produced net sales of $16,974 and $8,526 during the approximately nine months and four months, respectively, that it was operated by the Company in 2002 and 2001. The DIY Business had facilities in Rockford, Illinois and Goodlettsville, Tennessee (near Nashville).

The Company operates a central UNIX/terminal-based computer system allowing automatic data exchange between the stores and the distribution centers. The use of client/server technology allows the Company’s network of UNIX-based machines to serve networked personal computers and workstations. During the last four years, the Company has been converting a portion of this central processing system to a new computer software and operating system and plans to convert additional modules during 2003. At the store level, the Company operates a proprietary point-of-sale system. This system operates on a Microsoft Windows NT system.

Trademarks

The Company conducts its business in the United States, Canada, Puerto Rico, Mexico, and Singapore under various trademarks and service marks, including Fastenal®, FastTool®, SharpCut®, EquipRite®, CleanChoice®, PowerPhase™, and FastArc™. During 2002 and 2001, the Company also operated the DIY Business under the trademarks FAS-N-IT™, and Anchor Wire™. The Anchor Wire™ trademark was sold with the sale of the DIY Business in October 2002. Although the Company does not believe its operations are substantially dependent upon any of its trademarks or service marks, the Company considers its “Fastenal” name and other trademarks and service marks to be valuable to its business.

Products

The Company’s original product offering in 1967 was fasteners and other industrial and construction supplies, many of which are sold under the Fastenal® product name. Today, the fastener product line consists of approximately 169,000 different stock items. This product line consists of two broad categories: threaded fasteners, such as bolts, nuts, screws, studs, and related washers; and miscellaneous supplies, such as paints, various pins and machinery keys, concrete anchors, batteries, sealants, metal framing systems, wire rope, strut, private label stud anchors, rivets, and related accessories.

Threaded fasteners are used in most manufactured products and building projects, and in the maintenance and repair of machines and structures. Many aspects of the threaded fastener market are common to all cities; variations from city to city that do exist typically relate to the types of businesses operating in a market or to the environmental conditions in a market. Therefore, the Company opens each store with a broad selection of base stocks of inventory and then allows the local store and district leaders to tailor the additional inventory to the local market demand as it develops. Threaded fasteners accounted for approximately 46%, 49%, and 51% of the Company’s consolidated net sales in 2002, 2001 and 2000, respectively.

Concrete anchors make up the largest portion of the other supply items included in the Fastenal® product line. Most concrete anchors use threaded fasteners as part of the completed anchor assembly.

During the last ten years, the Company added additional product lines. The product lines introduced during the 1990’s are sold through the same distribution channel as the original Fastenal® product line. The additional product lines include the following:

Product line[1]:	Year introduced	Approximate number of stock items	Private label product name
Tools	1993	67,000	FastTool	®
Cutting tools	1996	29,000	SharpCut	®
Hydraulics and pneumatics	1996	34,000
Material handling	1996	10,000	EquipRite	®
Janitorial supplies	1996	5,000	CleanChoice	®
Electrical supplies	1997	10,000	PowerPhase	™
Welding supplies [2]	1997	17,000	FastArc	™
Safety supplies	1999	9,000
Raw materials (metals)	2001	6,000

[1]	During 2002 and 2001, the Company sold product in an eleventh product line called ‘Retail packaged product’. This product line was added with the 2001 acquisition of the DIY Business. The DIY Business was sold in 2002. This product line is now included in the other product lines and represents a subset of the type of products included in our CSP conversion.
[2]	Excluding gas and welding machines.

The Company plans to add other product lines in the future.

Inventory Control

The Company controls inventory by using computer systems, sales personnel, product managers, and vendor information to determine desired stock levels. The data used for this determination is derived from sales activity from all of Company’s stores, from individual stores, and from geographic areas; it is also derived from vendor information and from customer demographic information. The computer system monitors the inventory level for all stock items and triggers replenishment, or prompts a buyer, as necessary based on an established minimum-maximum level. All stores stock a base inventory and may expand beyond preset inventory levels as deemed appropriate by their district managers. Inventories in distribution centers are established from computerized data for the stores served by the respective centers.

Manufacturing and Support Services Operations

In 2002 approximately 95.7% of the Company’s consolidated net sales were attributable to products manufactured by other companies to industry standards. The remaining amount of approximately 4.3% of the Company’s consolidated net sales for 2002 related to products manufactured, modified or repaired by either the Company’s Manufacturing Division or its Support Services. The manufactured products consist primarily of non-standard sizes of threaded fasteners made to customers’ specifications. The services provided by the Support Services group include, but are not limited to, items such as tool repair, band saw blade welding, third-party logistics, and light manufacturing. The Company engages in these activities primarily as a service to its customers and expects these activities in the future to continue to contribute in the range of 4% to 10% of the Company’s consolidated net sales.

Sources of Supply

The Company uses a large number of suppliers for the approximately 356,000 standard stock items it distributes. Most items distributed by the Company can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. No single supplier accounted for more than 5.0% of the Company’s purchases in 2002.

Customers and Marketing

The Company believes its success can be attributed to its ability to offer customers in small, medium, and large-sized cities a full line of products at convenient locations, and to the high quality of the Company’s employees. Most of the Company’s customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufacturers and maintenance and repair operations. Other users of the Company’s products include farmers, truckers, railroads, mining companies, municipalities, schools, and certain retail trades. As of December 31, 2002, the Company’s total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 159,000.

During each of the three years ended December 31, 2002, no one customer accounted for a significant portion of the Company’s sales. The Company believes that the large number of its customers together with the varied markets that they represent provide some protection to the Company from economic downturns in a particular market.

Store personnel generate a significant portion of the Company’s sales through direct calls on customers. Because of the nature of the Company’s business, the Company does not use the more expensive forms of mass media advertising such as television, radio, and newspapers. Forms of advertising used by the Company include signs, catalogs, and direct mailings.

Competition

The Company’s business is highly competitive. Competitors include both large distributors located primarily in large cities and smaller distributors located in many of the same cities in which the Company has stores. The Company believes that the principal competitive factors affecting the markets for the Company’s products are customer service and convenience.

Some competitors use vans to sell their products in markets away from their main warehouses, while others rely on mail order or telemarketing sales. The Company, however, believes that the convenience provided to customers by operating stores in small, medium, and large markets, each offering a wide variety of products, is a competitive selling advantage and that the large number of stores in a given area, taken together with the Company’s ability to provide frequent deliveries to such stores from centrally located distribution centers, makes possible the prompt and efficient distribution of products. Having trained personnel at each store also enhances the Company’s ability to compete (see “Employees” below).

Employees

As of December 31, 2002, the Company employed a total of 7,108 full and part-time employees, 4,743 being store managers and store employees, and the balance being employed in the Company’s distribution centers, manufacturing operations, service operations, and home office.

The Company believes that the quality of its employees is critical to its ability to compete successfully in the markets it currently serves and to its ability to open new stores in new markets. The Company fosters the growth and education of skilled employees throughout the organization by operating training programs and by decentralizing decision-making. Wherever possible, promotions are from within the Company. For example, most new store managers are promoted from an assistant manager’s position at another store and district managers (who supervise a number of stores) are usually former store managers.

The Company’s sales personnel participate in incentive bonus arrangements that place emphasis on achieving increased sales on a store and regional basis, while still attaining targeted levels of gross profit and collections. As a result, a significant portion of the Company’s total employment cost varies with sales volume. The Company also pays incentive bonuses to other personnel for achieving pre-determined cost containment goals.

None of the Company’s employees is subject to a collective bargaining agreement and the Company has experienced no work stoppages. The Company believes its employee relations are excellent.

Posting of Periodic and Current Reports

Fastenal Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through the Company’s website at www.fastenal.com as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission.

ITEM 2. PROPERTIES

The Company owns six facilities in Winona, Minnesota. These facilities are as follows:

Purpose	Approximate Square Feet
Distribution center and home office	213,000
Manufacturing facility	100,000
Winona store and regional training center	13,000
Winona product support and support services facility	55,000
Rack and shelving storage	42,000
Multi-building complex which houses certain operations of the Manufacturing Division and the Support Services group	30,000

The Company also owns the following facilities, excluding store locations, outside of Winona, Minnesota:

Purpose	Location	Approximate Square Feet
Distribution center	Indianapolis, Indiana	414,000
Distribution center	Indianapolis, Indiana	76,000
Distribution center [1]	Atlanta, Georgia	198,000
Distribution center	Atlanta, Georgia	54,000
Distribution center	Dallas, Texas	95,000
Distribution center	Scranton, Pennsylvania	160,000
Distribution center	Akron, Ohio	102,000
Distribution center	Kansas City, Kansas	200,000
Distribution center [1]	Toronto, Ontario, Canada	62,000

[1]	New buildings added in 2002, scheduled to become operational in 2003.

In addition, the Company owns 70 buildings that house the Company’s store locations in various cities throughout North America and is currently in the process of building or renovating another 23 owned store locations.

All other buildings occupied by the Company are leased. Leased stores range from approximately 1,200 to 8,000 square feet, with lease terms of up to 48 months. The Company also leases the following distribution centers:

Purpose	Location	Approximate Square Feet	Lease Expiration Date	Remaining Lease Renewal Options
Distribution center	Seattle, Washington	55,000	February 2004	None
Distribution center	Fresno, California	52,500	February 2004	One one-year period [1]
Distribution center	Salt Lake City, Utah	22,000	October 2003	None
Distribution center	Winston-Salem, North Carolina	58,400	October 2003	None
Centralized distribution center	Memphis, Tennessee	115,000	December 2003	None

[1]	The lease renewal can be exercised at the Company’s option.

If economic conditions are suitable, the Company will, in the future, consider purchasing store sites to house its older stores. It is anticipated that all sites for new stores will continue to be leased. It is the Company’s policy to negotiate relatively short lease terms to facilitate relocation of particular store operations if deemed desirable by management. It has been the Company’s experience that space suitable for its needs and available for leasing is more than sufficient.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Fastenal Company are:

Name	Age	Position
Robert A. Kierlin	63	Chairman of the Board
Willard D. Oberton	44	Chief Executive Officer, President, and Director
Nicholas J. Lundquist	45	Executive Vice-President and Chief Operating Officer
Daniel L. Florness	39	Executive Vice-President, Treasurer, and Chief Financial Officer
Steven L. Appelwick	43	Vice-President – Product Procurement, Marketing, and Logistics
Stephen M. Slaggie	63	Secretary and Director

Mr. Kierlin has been Chairman of the Board of Fastenal Company and has served as a director of Fastenal Company since its incorporation in 1968. Mr. Kierlin also served as Chief Executive Officer of Fastenal Company from 1968 through December 2002 and as President of Fastenal Company from 1968 through July 2001.

Mr. Oberton has been Chief Executive Officer and President of Fastenal Company since December 2002. From July 2001 through December 2002, Mr. Oberton was President and Chief Operating Officer of Fastenal Company. From June 2000 through July 2001, Mr. Oberton was Executive Vice-President and Chief Operating Officer of Fastenal Company. From March 1997 through June 2000, Mr. Oberton held the position of Vice-President and Chief Operating Officer of Fastenal Company. Mr. Oberton has also served as a director of Fastenal Company since June 1999.

Mr. Lundquist has been Executive Vice-President and Chief Operating Officer of Fastenal Company since December 2002. From June 2000 through December 2002, Mr. Lundquist was Vice-President of Sales of Fastenal Company. From April 1997 through June 2000, Mr. Lundquist held the position of National Sales Manager of Fastenal Company.

Mr. Florness has been the Executive Vice-President, Treasurer, and Chief Financial Officer of Fastenal Company since December 2002. From June 1996 to November 2002, Mr. Florness was the Treasurer and Chief Financial Officer of Fastenal Company.

Mr. Appelwick has been Vice-President – Product Procurement, Marketing, and Logistics of Fastenal Company since December 2002. From August 2001 through December 2002, Mr. Appelwick was Operations Manager of Fastenal Company. From August 1999 through July 2001, Mr. Appelwick held the position of Business Development/Logistics Manager of Fastenal Company. From 1995 through July 1999, Mr. Appelwick served as Distribution Manager of Fastenal Company.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2002, Common Stock Data on page 9.

ITEM 6. SELECTED FINANCIAL DATA

Incorporated herein by reference is Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2002, Six-Year Selected Financial Data on page 4.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                OPERATIONS

Incorporated herein by reference is Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2002, Management’s Discussion & Analysis of Financial Condition & Results of Operations on pages 5 to 8.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Incorporated herein by reference is Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2002, Market Risk Management on page 8.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated herein by reference is Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2002, Selected Quarterly Financial Data (Unaudited) on page 9, and Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Independent Auditors’ Report on pages 10 to 20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL                 DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information appearing under the headings “Election of Directors—Nominees and Required Vote”, pages 5 to 6, and “Section 16(a) Beneficial Ownership Reporting Compliance”, page 23, in Fastenal Company’s Proxy Statement dated February 27, 2003. See also Part I hereof under the heading “Item X. Executive Officers of the Registrant”.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the headings “Election of Directors—Compensation of Directors”, page 7, “Executive Compensation—Summary of Compensation”, pages 9 to 10, “Executive Compensation—Option/SAR Grants”, pages 10 to 13, and “Executive Compensation—Compensation Committee Interlocks and Insider Participation”, page 13, in Fastenal Company’s Proxy Statement dated February 27, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED                   STOCKHOLDER MATTERS

Incorporated herein by reference is the information appearing under the heading “Security Ownership of Principal Shareholders and Management”, pages 2 to 4, and “Executive Compensation – Option/SAR Grants”, pages 10 to 13, in Fastenal Company’s Proxy Statement dated February 27, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation, as of a date within 90 days prior to the date of the filing of this Form 10-K, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended), the principal executive officer and the principal financial officer of Fastenal Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by Fastenal Company in the reports that it files or submits under such Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

Subsequent to the date of their evaluation, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls, including any corrective action with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

.

(a)1. Financal Statements:

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Earnings for the years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

Notes to Consolidated Financial Statements

Independent Auditors’ Report

(Incorporated by reference to pages 10 to 20 of Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2002)

2. Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

3. Exhibits:

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 1993)

3.2	Articles of Amendment to Restated Articles of Incorporation of Fastenal Company effective May 10, 2002 (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-88170)

3.3	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

10.1	Description of bonus arrangement for Chief Executive Officer and President*

10.2	Description of bonus arrangement for Executive Vice-President, Treasurer and Chief Financial Officer*

10.3	Description of bonus arrangement for Executive Vice-President and Chief Operating Officer*

10.4	Fastenal Company Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.4 to Fastenal Company’s Form 10-K for the year ended December 31, 2000)*

10.5	Amendment to Fastenal Company Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.5 to Fastenal Company’s Form 10-K for the year ended December 31, 2001)*

10.6	Description of bonus arrangement for Vice-President – Product Procurement, Marketing, and Logistics*

10.7	Robert A. Kierlin Stock Option Plan (incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-52765)*

10.8	Amendment to Robert A. Kierlin Stock Option Plan (incorporated by reference to Exhibit 99.2 to Registration Statement No. 333-52765)*

13	Annual Report to Shareholders for the fiscal year ended December 31, 2002 (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to Fastenal Company’s Form 10-K for the year ended December 31, 2001)

23	Consent of KPMG LLP

Copies of Exhibits will be furnished upon request and payment of the Company’s reasonable expenses in furnishing the Exhibits.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to     Item 15(c).

b)	Reports on Form 8-K

Fastenal Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2002.

Independent Auditors’ Report on Schedule

The Board of Directors and Stockholders

Fastenal Company:

Under date of January 17, 2003 we reported on the consolidated balance sheets of Fastenal Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in the 2002 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota

January 17, 2003

FASTENAL COMPANY

Schedule II—Valuation and Qualifying Accounts

Years ended December 31, 2002, 2001, and 2000

(Amounts in thousands)

Description	Balance at beginning of year	“Additions” charged to costs and expenses		“Other” additions (deductions)		“Less” deductions		Balance at end of year

Year ended December 31, 2002

Allowance for doubtful accounts	$3,474	5,189		(219	) [1]	4,901		3,543
Insurance reserves	$2,371	24,732	[3]	—		21,140	[4]	5,963

Year ended December 31, 2001

Allowance for doubtful accounts	$2,238	5,453		294	[2]	4,511		3,474
Insurance reserves	$1,577	17,548	[3]	—		16,754	[4]	2,371

Year ended December 31, 2000

Allowance for doubtful accounts	$1,400	4,496		—		3,658		2,238
Insurance reserves	$1,072	13,27	[3]	—		12,766	[4]	1,577

[1]	Represents ending allowance for doubtful accounts from the sale of the DIY Business in 2002.
[2]	Represents opening allowance for doubtful accounts from the acquisition of the DIY Business in 2001.
[3]	Includes costs and expenses incurred for premiums and claims related to health and general insurance.
[4]	Includes costs and expenses paid for premiums and claims related to health and general insurance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 26, 2003

FASTENAL COMPANY

By:	/s/ Willard D. Oberton
Willard D. Oberton, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:February 26, 2003

By:	/s/ Willard D. Oberton	By:	/s/ Daniel L. Florness
	Willard D. Oberton, Chief Executive Officer (Principal Executive Officer) and Director		Daniel L. Florness, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Robert A. Kierlin	By:	/s/ Michael M. Gostomski
	Robert A. Kierlin, Director		Michael M. Gostomski, Director

By:	/s/ Stephen M. Slaggie	By:	/s/ John D. Remick
	Stephen M. Slaggie, Director		John D. Remick, Director

By:	/s/ Henry K. McConnon	By:	/s/ Robert A. Hansen
	Henry K. McConnon, Director		Robert A. Hansen, Director

By:	/s/ Reyne K. Wisecup	By:	/s/ Michael J. Dolan
	Reyne K. Wisecup, Director		Michael J. Dolan, Director

CERTIFICATIONS

I, Willard D. Oberton, certify that:

1.	I have reviewed this annual report on Form 10-K of Fastenal Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	February 26, 2003	/s/ Willard D. Oberton
(Willard D. Oberton, CEO)
(Principal Executive Officer)

CERTIFICATIONS

I,	Daniel L. Florness, certify that:

1.	I have reviewed this annual report on Form 10-K of Fastenal Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date February 26, 2003	/s/ Daniel L. Florness (Daniel L. Florness, Treasurer) (Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 1993).

3.2	Articles of Amendment to Restated Articles of Incorporation of Fastenal Company (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-88170).

3.3	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923).

10.1	Descriptionof bonus arrangement for Chief Executive Officer and President ... Electronically Filed

10.2

Description of bonus arrangement for Executive Vice-President, Treasurer and Chief Financial Officer ................................................................................ Electronically Filed

10.3	Description of bonus arrangement for Executive Vice-President and Chief Operating Officer ............................................................................... Electronically Filed

10.4	Fastenal Company Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.4 to Fastenal Company’s Form 10-K for the year ended December 31, 2000).

10.5	Amendment to Fastenal Company Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.5 to Fastenal Company’s Form 10-K for the year ended December 31, 2001).

10.6

Description of bonus arrangement for Vice President – Product Procurement,

Marketing, and Logistics ...................................................................................... Electronically Filed

10.7	Robert A. Kierlin Stock Option Plan (incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-52765).

10.8	Amendment to Robert A. Kierlin Stock Option Plan (incorporated by reference to Exhibit 99.2 to Registration Statement No. 333-52765).

13

Annual Report to Shareholders for the fiscal year ended December 31, 2002

(only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)

............................................................................................................................. Electronically Filed

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to Fastenal Company’s Form 10-K for the year ended December 31, 2001).

23	Consentof KPMG LLP ........................................................................................ Electronically Filed