Form 10-Q
period 2003-03-31
FASTENAL CO
filed 2003-04-17
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission	file number 0-16125

FASTENAL COMPANY

(Exact name of registrant as specified in its charter)

Minnesota	41-0948415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Theurer Boulevard Winona, Minnesota	55987-1500
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     X         No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at April 16, 2003
Common Stock, $.01 par value	75,877,376

FASTENAL COMPANY

Note – All information contained in this report reflects the 2-for-1 stock split which occurred in May 2002.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

Assets	Unaudited March 31, 2003	December 31, 2002

Current assets:
Cash and cash equivalents	$18,801	14,296
Marketable securities	25,753	37,062
Trade accounts receivable, net of allowance for doubtful accounts of $3,600 and $3,543, respectively	120,042	105,553
Inventories	232,682	217,262
Deferred income tax asset	5,868	5,868
Other current assets	13,873	14,607
Refundable income taxes	1,838	1,838

Total current assets	418,857	396,486

Marketable securities	12,131	15,340
Property and equipment, less accumulated depreciation	153,743	144,252
Other assets, less accumulated amortization	3,009	2,930

Total assets	$587,740	559,008

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$23,679	25,783
Accrued expenses	24,774	21,281
Income taxes payable	10,573	—

Total current liabilities	59,026	47,064

Deferred income tax liability	12,073	12,073

Stockholders’ equity:
Preferred stock	—	—
Common stock, 100,000,000 shares authorized 75,877,376 shares issued and outstanding	759	759
Additional paid-in capital	7,472	7,472
Retained earnings	508,181	493,693
Accumulated other comprehensive loss	229	(2,053)

Total stockholders’ equity	516,641	499,871

Total liabilities and stockholders’ equity	$587,740	559,008

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	(Unaudited) Three months ended March 31,
	2003	2002
Net sales	$235,843	214,582

Cost of sales	119,146	108,005

Gross profit	116,697	106,577

Operating and administrative expenses	85,969	78,367
Loss on sale of property and equipment	131	95

Operating income	30,597	28,115

Interest income	263	540

Earnings before income taxes	30,860	28,655

Income tax expense	11,819	10,950

Net earnings	19,041	17,705

Basic and diluted net earnings per share	$0.25	0.23

Weighted average shares outstanding	75,877	75,877

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	(Unaudited) Three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$19,041	17,705
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	4,874	4,072
Loss on sale of property and equipment	131	95
Bad debt expense	1,404	1,340
Amortization of non-compete agreement	17	17
Changes in operating assets and liabilities, net of acquisition and sale of the DIY Business:
Trade accounts receivable	(15,893)	(15,647)
Inventories	(15,420)	(4,226)
Other current assets	734	2,274
Accounts payable	(2,104)	4,207
Accrued expenses	3,493	833
Income taxes, net	10,573	10,402
Other	2,114	30

Net cash provided by operating activities	8,964	21,102

Cash flows from investing activities:
Purchase of property and equipment	(15,064)	(4,861)
Proceeds from sale of property and equipment	568	548
Net decrease (increase) in marketable securities	14,518	(12,485)
Decrease (increase) in other assets	(96)	21

Net cash used in investing activities	(74)	(16,777)

Cash flows from financing activities:
Payment of dividends	(4,553)	(3,794)

Net cash used in financing activities	(4,553)	(3,794)

Effect of exchange rate changes on cash	168	(4)

Net increase in cash and cash equivalents	4,505	527

Cash and cash equivalents at beginning of period	14,296	47,264

Cash and cash equivalents at end of period	$18,801	47,791

Supplemental disclosure of cash flow information:
Cash paid during each period for:
Income taxes	$1,246	548

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

March 31, 2003 and 2002

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company’s consolidated financial statements as of and for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(2)	Accounting Policies

On January 1, 2003 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit and Disposal Activities, and also adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established fair value as the objective for initial measurement of the liability. FIN No. 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. SFAS No. 146 and FIN No. 45 did not impact the financial position or results of the Company.

In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to FASB Statement 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 on January 1, 2003.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

March 31, 2003 and 2002

(Unaudited)

(3)	Stockholders’ Equity and Stock Based Compensation

Certain employees of the Company have been granted options under the Robert A. Kierlin Stock Option Plan. This plan was sponsored by the Company’s founder and does not involve a commitment by the Company. The Company’s net earnings and net earnings per share would have been as follows if the Company had elected to recognize compensation expense consistent with the methodology prescribed in SFAS No. 123, Accounting for Stock-Based Compensation.

	Three months ended March 31,
	2003	2002
Reported net earnings	$19,041	17,705
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	479	857

Pro forma net earnings	$18,562	16,848

Reported basic and diluted earnings per share	$.25	.23
Pro forma basic and diluted earnings per share	$.24	.22

The fair value of each stock option is estimated as of the grant date using the Black-Scholes option-pricing model. The assumptions used and the estimated fair values are as follows:

Year of grant	Risk-free interest rate	Expected life of option in years	Expected dividend yield	Expected stock volatility	Estimated fair value of stock option
2002	4.5%	2.66	0.2%	27.03%	$6.65
2001	5.0%	2.75	0.2%	37.66%	$8.07

On April 15, 2003, the shareholders of the Company approved the Fastenal Company Stock Option Plan (Stock Option Plan). The aggregate number of authorized and unissued shares for which options may be granted and which may be purchased upon the exercise of options granted under the Stock Option Plan was set at 3,793,865.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

March 31, 2003 and 2002

(Unaudited)

(4)	Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Three months ended March 31,
	2003	2002
Net earnings	$19,041	17,705
Translation adjustment	2,282	26

Total comprehensive income	$21,323	17,731

(5)	Acquisition of Business and Disposition of Business

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

SFAS No. 141, Business Combinations, requires the use of the purchase method of accounting and, accordingly, the operating results of the DIY Business were included in the Company’s consolidated financial statements from the date of acquisition through the date of sale. The net sales from the DIY Business totaled $5,392 in the first three months of 2002. The DIY Business operated at approximately a break even level.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s financial position and operating results during the periods included in the accompanying consolidated financial statements. (Dollar amounts are in thousands.)

The following discussion refers to the term daily sales. Daily sales are defined as sales for a period of time divided by the number of days in that period of time.

Three months ended March 31, 2003 vs. 2002

Net sales for the three-month period ended March 31, 2003 totaled $235,843, an increase of 9.9% over net sales of $214,582 in the first quarter of 2002. The first quarter of 2002 included net sales of $5,392 from the Company’s DIY Business, which was disposed of in October 2002. Adjusting for the DIY Business sale, growth in net sales of the remaining business was 12.8% from 2002 to 2003. Management included the adjusted growth rate above because we believe it provides a consistent presentation of the growth experienced in the organic branch-based business. The increase came primarily from higher unit sales rather than increases in prices, as the Company experienced some deflationary impact to pricing. Higher unit sales resulted from the opening of new store sites in 2002 and 2003, and, to a lesser degree, increases in sales at older store sites. Sites opened in 2001 or earlier had average sales increases of 6.7%.

The mix of sales during the first quarter of 2003 and 2002, from the original Fastenal® product line (which consists primarily of threaded fasteners), from the newer product lines, and from the DIY Business, was as follows:

Product line	2003	2002*		2002
Fastener product line	55.2%	57.5	%*	56.1%
Newer product lines	44.8%	42.5	%*	41.4%
DIY Business	—	—		2.5%

The 2002* column above reflects the percentage of sales excluding the DIY Business. The 2002 column above reflects the percentage of sales including the DIY Business. Management included the 2002* column above because we believe it provides a consistent presentation of the organic branch-based business during the period in which the DIY Business was owned and operated.

Net earnings increased from $17,705 in the first quarter of 2002 to $19,041 in the first quarter of 2003, an increase of 7.5%. Earnings per share increased from $.23 to $.25 for the comparable periods. The factors behind changes in gross margin and in operating expenses are included in the general discussion below.

(Continued)

ITEM	2. (Continued)

On August 31, 2001 the Company completed the acquisition of certain assets and liabilities of the retail fastener and related hardware business of two subsidiaries of Textron, Inc. (referred to in this report as the DIY Business). The net sales for the first three months of 2002 disclosed above include $5,392 of sales from the acquired operation. For the first three months of 2002, the ongoing activities of the acquired operation did not contribute materially to the earnings of the Company. The acquired operation was disposed of on October 3, 2002.

During the first quarter of 2003, Fastenal opened 36 new sites, bringing the total number of sites to 1,205. There were 4,703 site employees as of March 31, 2003, a decrease of 0.8% from December 31, 2002.

General Discussion

The twelve months of 2001 and 2002 and the three months of 2003, excluding the DIY Business, had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2001	20.0%	16.2%	11.4%	9.0%	9.4%	7.6%	7.4%	5.9%	4.8%	1.0%	-0.5%	1.4%
2002	2.7%	4.8%	6.0%	9.3%	9.4%	11.0%	8.7%	10.4%	12.5%	13.3%	17.9%	11.6%
2003	13.3%	10.3%	14.5%

The twelve months of 2001 and 2002 and the three months of 2003, including the DIY Business, had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2001	20.0%	16.2%	11.4%	9.0%	9.4%	7.6%	7.4%	5.9%	8.7%	4.1%	2.5%	5.1%
2002	5.6%	7.1%	8.9%	12.0%	12.3%	13.7%	11.6%	13.1%	11.0%	10.2%	14.3%	7.8%
2003	10.2%	7.9%	11.5%

The first table reflects growth rates of Fastenal excluding $16,974 and $8,526 of DIY Business net sales from January 1, 2002 to October 3, 2002 and from August 31, 2001 to December 31, 2001, respectively (the period of time the DIY Business was owned). Management included the first table above because we believe it provides a consistent presentation of the growth rates of the organic branch-based business before, during, and after the period in which the DIY Business was owned and operated.

The daily sales growth rates in the first table above represent several trends. The first being a downward trend in the first eleven months of 2001 which reflected the overall weakening of the industrial economy we service in North America. This trend reversed itself from December 2001 to June 2002; this was partly due to changing comparisons in the prior year and partly due to stronger month-to-month (i.e. April to May and May to June) growth rates compared to 2001. During July 2002, the daily sales growth rate decreased, began to improve again in August 2002 through November 2002, and slipped in December 2002, the final month of the year. The first quarter of 2003 continued the choppy trend in net sales growth experienced in the second half of 2002.

(Continued)

ITEM 2. (Continued)

Fastenal’s gross margins in the first quarter of 2003 and 2002 were 49.5% and 49.7%, respectively. The change in the gross margin percent resulted from several factors. The DIY Business operated at a lower gross margin, approximately 30%, so the sale of this business caused an improvement in the overall gross margin. This improvement was offset by (1) increases in freight costs primarily due to changes in fuel prices and (2) the influence of increases in sales to certain large accounts and to certain large sales, which were made at lower margins.

Fastenal’s operating expenses grew at a rate of 9.7%, a rate that is less than the net sales growth rate of 9.9% discussed above. This was due to (1) the removal of the operating expenses associated with the DIY Business and (2) improvements in payroll and payroll related expenses. The improvement in payroll and payroll related expenses represents the continued focus on managing our headcount to the levels considered necessary to open new stores, to service growing sales, and to operate stores with the CSP format (discussed below).

The Company expects to open approximately 150 to 185 new stores in 2003 (or an increase over December 31, 2002 of approximately 12% to 16%). The Company opened 128 new store sites during 2001 (or an increase over December 31, 2000 of 14.3%) and 144 new store sites in 2002 (or an increase over December 31, 2001 of 14.0%). While the new stores continue to build the infrastructure for future growth, the first year sales are low, and the added expenses related to payroll, occupancy, and transportation costs impact the Company’s ability to leverage earnings in a weakened industrial economy. As disclosed in the past, it has been the Company’s experience that new stores take approximately ten to twelve months to achieve profitability. The planned openings can be altered in a short time span, usually less than 60 to 90 days. The Company will continue to evaluate the level of planned openings in 2003.

During 2002, the Company began its Customer Service Project (CSP). This project centers on stocking a broader inventory in each of our stores and displaying it so our customers can service themselves. The impact of this project on our inventory will vary from store to store. The inventory stocked under a CSP format consists of a core stocking level of approximately $55,000 per location. Existing stores stock some, but not all, of the inventory stocked under the CSP format. The existing stores converted have experienced increases in their inventory levels as they fill out the product selection. New stores, prior to the CSP, opened with approximately $25,000 of inventory per location, and would grow this amount to approximately $50,000 after operating for twelve months. On March 31, 2003, the Company had approximately 370 stores operating under this format. This number consisted of 254 existing stores and 116 new stores. The Company currently intends to continue converting stores at the rate experienced over the last several months of approximately 60 to 80 stores per month.

Critical Accounting Policies

A discussion of the critical accounting policies related to accounting estimates is contained in the Company’s 2002 Annual Report.

(Continued)

ITEM 2. (Continued)

Liquidity and Capital Resources

The higher level of sales during the three-month period resulted in the growth of trade accounts receivable and inventory. The inventory balance was impacted by the continued rollout of the CSP. Property and equipment increased because of: (1) the purchase of software and hardware for the Company’s information processing systems, (2) the addition of certain pickup trucks, (3) the renovation of the Atlanta distribution center (a relocation of the existing distribution center which became operational in the first quarter of 2003) and renovations of the new Toronto distribution center (a new distribution center opening mid 2003), and (4) the addition of manufacturing and warehouse equipment. In addition to the property and equipment expansion just noted, the Company is actively increasing the number of owned locations to lower its occupancy costs. Disposals of property and equipment related to the planned disposition of certain pickup trucks and semi-tractors and trailers in the normal course.

Cash requirements for these asset changes were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of March 31, 2003, the Company had no material outstanding commitments for capital expenditures.

Management anticipates funding its current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from its borrowing capacity.

A discussion of the nature and amount of future cash commitments is contained in the Company’s 2002 Annual Report.

Certain Risks and Uncertainties

This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding planned store and distribution center openings, the timeline for altering planned openings, the time before new stores typically achieve profitability, expected increases in the number of owned stores, the continuance of our ‘customer service project’ and the funding of expansion plans. The following factors are among those that could impact the Company’s plans and performance, and cause the Company’s actual results to differ materially from those predicted in such forward-looking statements: (i) an upturn or downturn in the economy could impact sales at stores, the rate of new store and distribution center openings, additions of new employees, and the time it typically takes a new store to achieve profitability, (ii) an upturn or downturn in the economy, or a change in product mix, could impact gross margins, (iii) a change, from that projected, in the number of smaller and larger communities able to support future store sites could impact the rate of new store openings and additions of new employees, (iv) the ability of the Company to develop product expertise at the store level, to identify future product lines that complement existing product lines, to transport and store certain hazardous products and to otherwise integrate new product lines into the Company’s existing stores and distribution network could impact sales and margins, (v) increases or decreases in fuel and utility costs could impact distribution and occupancy expenses of the Company, (vi) the ability of the Company to successfully attract and retain qualified

ITEM 2. (Continued)

personnel to staff the Company’s smaller community stores could impact sales at stores and the rate of new store openings, (vii) changes in governmental regulations related to product quality or product source traceability could impact the cost to the Company of regulatory compliance, (viii) inclement weather could impact the Company’s distribution network, (ix) foreign currency fluctuations, changes in trade relations, or fluctuations in the relative strength of foreign economies could impact the ability of the Company to procure products overseas at competitive prices and the Company’s foreign sales, (x) disruptions caused by the implementation of the Company’s new management information systems infrastructure could impact sales, (xi) changes in the rate of new store openings could impact expenditures for computers and other capital equipment, (xii) changes in the availability of suitable land and buildings could impact expenditures for additional owned locations which house our store sites, which in turn could alter the Company’s plans to increase the number of owned locations, and (xiii) disruption related to the ‘CSP’ implementation could cause expenses and inventory investments to increase, which in turn could cause the Company to reevaluate implementation of the project.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from changes in interest rates and foreign currency exchange rates. Changes in these factors cause fluctuations in the Company’s earnings and cash flows. The Company evaluates and manages exposure to these market risks as follows:

Interest Rates – The Company has a $15 million line of credit of which $0 was outstanding at March 31, 2003. The line bears interest at 0.9% over the LIBOR rate. The Company pays no fee for the unused portion of the line of credit.

Foreign Currency Exchange Rates – Foreign currency fluctuations can affect the Company’s net investments and earnings denominated in foreign currencies. The Company’s primary exchange rate exposure is with the Canadian dollar against the U.S. dollar. The Company’s estimated net earnings exposure for foreign currency exchange rates was not material at March 31, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Based on their evaluation, as of a date within 90 days prior to the date of the filing of this Form 10-Q, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), the principal executive officer and the principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls – Subsequent to the date of their evaluation, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II— OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

3.1	Restated Articles of Incorporation of Fastenal Company, as amended prior to May 10, 2002 (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 1993)

3.2	Articles of Amendment to Restated Articles of Incorporation of Fastenal Company effective May 10, 2002 (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-88170)

3.3	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

99.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Fastenal Company filed one report on Form 8-K during the quarter ended March 31, 2003. This report was dated February 26, 2003 and contained the Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer of Fastenal Company regarding the Annual Report on Form 10-K of Fastenal Company for the fiscal year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

/s/ WILLARD D. OBERTON
(Willard D. Oberton, Chief Executive Officer) (Duly Authorized Officer)

Date April 17, 2003	/s/ DANIEL L. FLORNESS
(Daniel L. Florness, Chief Financial Officer) (Principal Financial Officer)

CERTIFICATIONS

I, Willard D. Oberton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fastenal Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date April 17, 2003	/s/ WILLARD D. OBERTON
(Willard D. Oberton, Chief Executive Officer) (Principal Executive Officer)

CERTIFICATIONS

I, Daniel L. Florness, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fastenal Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date April 17, 2003	/s/ DANIEL L. FLORNESS
(Daniel L. Florness, Chief Financial Officer) (Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended prior to May 10, 2002	(Incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 1993)

3.2	Articles of Amendment to Restated Articles of Incorporation of Fastenal Company effective May 10, 2002	(Incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-88170)

3.3	Restated By-Laws of Fastenal Company	(Incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

99.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed