Form 10-Q
period 2003-06-30
FASTENAL CO
filed 2003-08-06
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003, or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒        No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at August 6, 2003
Common Stock, $.01 par value	75,877,376

FASTENAL COMPANY

Note—All information contained in this report reflects the 2-for-1 stock split which occurred in May 2002.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

	Unaudited June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$36,840	14,296
Marketable securities	22,857	37,062
Trade accounts receivable, net of allowance for doubtful accounts of $3,866 and $3,543, respectively	127,397	105,553
Inventories	227,960	217,262
Deferred income tax asset	5,868	5,868
Other current assets	15,974	14,607
Refundable income taxes	—	1,838

Total current assets	436,896	396,486
Marketable securities	15,165	15,340
Property and equipment, less accumulated depreciation	156,655	144,252
Other assets, less accumulated amortization	3,020	2,930

Total assets	$611,736	559,008

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,033	25,783
Accrued expenses	27,133	21,281
Income taxes payable	7,128	—

Total current liabilities	58,294	47,064

Deferred income tax liability	12,073	12,073

Stockholders’ equity:
Preferred stock	—	—
Common stock, 100,000,000 shares authorized 75,877,376 shares issued and outstanding	759	759
Additional paid-in capital	7,472	7,472
Retained earnings	530,108	493,693
Accumulated other comprehensive gain (loss)	3,030	(2,053)

Total stockholders’ equity	541,369	499,871

Total liabilities and stockholders’ equity	$611,736	559,008

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	(Unaudited) Six months ended June 30,		(Unaudited) Three months ended June 30,
	2003	2002	2003	2002
Net sales	$484,955	448,066	249,112	233,484
Cost of sales	244,884	226,004	125,738	117,999

Gross profit	240,071	222,062	123,374	115,485
Operating and administrative expenses	174,075	160,091	88,106	81,724
Loss on sale of property and equipment	154	204	23	109

Operating income	65,842	61,767	35,245	33,652
Interest income	556	1,111	293	571

Earnings before income taxes and extraordinary gain	66,398	62,878	35,538	34,223
Income tax expense	25,430	24,058	13,611	13,108

Net earnings before extraordinary gain	40,968	38,820	21,927	21,115

Extraordinary gain on acquistion, net of tax	—	716	—	716

Net earnings	40,968	39,536	21,927	21,831

Basic and diluted net earnings per share before extraordinary gain	$0.54	0.51	0.29	0.28

Basic and diluted extraordinary gain per share, net of tax	$—	0.01	—	0.01

Basic and diluted net earnings per share	$0.54	0.52	0.29	0.29

Weighted average shares outstanding	75,877	75,877	75,877	75,877

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	(Unaudited) Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$40,968	39,536
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	9,996	8,305
Loss on sale of property and equipment	154	204
Bad debt expense	2,899	2,858
Amortization of non-compete agreement	34	34
Changes in operating assets and liabilities, net of acquisition and sale of the DIY Business:
Trade accounts receivable	(24,743)	(24,471)
Inventories	(10,698)	(15,332)
Other current assets	(1,367)	4,310
Accounts payable	(1,750)	9,609
Accrued expenses	5,852	1,243
Income taxes, net	8,966	3,271
Other	4,713	705

Net cash provided by operating activities	35,024	30,272

Cash flows from investing activities:
Purchase of property and equipment	(24,188)	(15,924)
Proceeds from sale of property and equipment	1,635	1,351
Net decrease (increase) in marketable securities	14,380	(12,626)
Decrease (increase) in other assets	(124)	64

Net cash used in investing activities	(8,297)	(27,135)

Cash flows from financing activities:
Payment of dividends	(4,553)	(3,794)

Net cash used in financing activities	(4,553)	(3,794)

Effect of exchange rate changes on cash	370	86

Net increase (decrease) in cash and cash equivalents	22,544	(571)
Cash and cash equivalents at beginning of period	14,296	47,264

Cash and cash equivalents at end of period	$36,840	46,693

Supplemental disclosure of cash flow information:
Cash paid during each period for:
Income taxes	$16,464	21,231

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

June 30, 2003 and 2002

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

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

(2)    Stockholders’ Equity and Stock-Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. As of June 30, 2003, the Company has two stock-based employee compensation plans.

Certain employees of the Company have been granted options to purchase common stock of the Company under the Robert A. Kierlin Stock Option Plan (RAK Option Plan). The RAK Option Plan was sponsored by the Company’s founder and does not involve a commitment by the Company. Mr. Kierlin granted options under the RAK Option Plan in 2002, 2001, and 2000. The options issued in 2002 will become exercisable on June 1, 2004 and will expire on November 30, 2004. The options issued in 2001 became exercisable on July 1, 2003 and will expire on December 31, 2003. The options issued in 2000 expired on December 31, 2002.

On April 15, 2003, the shareholders of the Company approved the Fastenal Company Stock Option Plan (Fastenal Option Plan). The aggregate number of authorized and unissued shares of common stock of the Company for which options may be granted and which may be purchased upon the exercise of options granted under the Fastenal Option Plan was set at 3,793,865. The Company granted options to purchase 465,075 shares of common stock of the Company under the Fastenal Option Plan in May 2003. These options will become exercisable on June 1, 2006 and will expire on November 30, 2006. The exercise price for the granted options is $40 per share.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

June 30, 2003 and 2002

(Unaudited)

The Company accounts for these two plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income as all options to purchase common stock of the Company granted under these two plans had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Six months ended June 30,		Three months ended June 30,
	2003	2002	2003	2002
Reported net earnings	$40,968	39,536	21,927	21,831
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,042	1,715	563	858

Pro forma net earnings	$39,926	37,821	21,364	20,973

Reported basic and diluted earnings per share	$.54	.52	.29	.29
Pro forma basic and diluted earnings per share	$.53	.50	.28	.28

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

June 30, 2003 and 2002

(Unaudited)

The fair value of each stock option is estimated as of the grant date using the Black-Scholes option-pricing model. The assumptions used and the estimated fair values are as follows:

Year of grant	Risk-free interest rate	Expected life of option in years	Expected dividend yield	Expected stock volatility	Estimated fair value of stock option
2003	4.5%	3.42	0.2%	30.33%	$7.56
2002	4.5%	2.66	0.2%	27.03%	$6.65
2001	5.0%	2.75	0.2%	37.66%	$8.07

The total number of option shares excluded from the calculation of potentially dilutive securities and weighted average shares outstanding because the exercise price exceeded the average market price for the six and three months ended June 30, 2003 was 465,075. As previously indicated, the Company issued these options in May 2003.

(3)    Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Six months ended June 30,		Three months ended June 30,
	2003	2002	2003	2002
Net earnings	$40,968	39,536	$21,927	21,831
Translation adjustment	5,083	791	2,801	761

Total comprehensive income	$46,051	40,327	24,728	22,592

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

June 30, 2003 and 2002

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

SFAS No. 141, Business Combinations, requires the use of the purchase method of accounting and, accordingly, the operating results of the DIY Business were included in the Company’s consolidated financial statements from the date of acquisition through the date of sale. The net sales from the DIY Business totaled $11,130 and $5,738 in the first six months and second quarter of 2002, respectively. The DIY Business operated at approximately a break even level.

(5)    Accounting Policies

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 in 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under Emerging Issues Task Force (EITF) No. 94-3 such liabilities were recognized at the commitment date of an exit plan. The adoption of SFAS No. 146 has not had an impact on the Company’s financial statements as of June 30, 2003.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

June 30, 2003 and 2002

(Unaudited)

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 amends existing guidance on reporting gains and losses on extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions related to the rescission of SFAS No. 4 were effective for fiscal years beginning after May 15, 2002. The provisions related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the Company’s financial statements.

In November 2002, the FASB reached a consensus on EITF Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. EITF Issue No. 02-16 addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor and how to measure that consideration in its income statement. Certain provisions of EITF No. 02-16 were effective November 22, 2002 and other provisions were effective after December 31, 2002. This EITF did not have a material impact on the Company’s financial statements.

In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on disclosure requirements for obligations by a guarantor under certain guarantees. This interpretation also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation undertaken in issuing a guarantee. The Company will apply the provisions of Interpretation No. 45 for initial recognition and measurement provisions to guarantees issued or modified after December 31, 2002, as required. The Company did not have any guarantees, including indirect guarantees of indebtedness of others, as of June 30, 2003, which would require disclosure under FIN No. 45.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123 with respect to stock-based compensation. SFAS No. 148 also amends the disclosure requirements in SFAS No. 123. Other than the additional disclosure requirements that have been provided in the accompanying notes to the financial statements, SFAS No. 148 did not affect the Company, as the fair value measurement provisions of SFAS No. 123 were not adopted.

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

Six months ended June 30, 2003 vs. 2002

Net sales for the six-month period ended June 30, 2003 totaled $484,955, an increase of 8.2% over net sales of $448,066 in the first quarter of 2002. The first six months of 2002 included net sales of $11,130 from the Company’s DIY Business, which was disposed of in October 2002. Adjusting for the DIY Business sale, growth in net sales of the remaining business was 11.0% from 2002 to 2003. Management included the adjusted growth rate above because we believe it provides a consistent presentation of the growth experienced in the Company’s organic branch-based business and ongoing operations. The increase came primarily from higher unit sales rather than increases in prices, as the Company experienced some deflationary impact to pricing. Higher unit sales resulted from the opening of new store sites in 2002 and 2003, and, to a lesser degree, increases in sales at older store sites. Sites opened in 2001 or earlier had average sales increases of 4.6%.

The mix of sales during the first six months of 2003 and 2002, from the original Fastenal® product line (which consists primarily of threaded fasteners), from the newer product lines, and from the DIY Business, was as follows:

Product line	2003	2002*		2002
Fastener product line	55.0%	57.5	%*	56.1%
Newer product lines	45.0%	42.5	%*	41.4%
DIY Business	—	—		2.5%

The 2002* column above reflects the percentage of sales excluding the DIY Business. The 2002 column above reflects the percentage of sales including the DIY Business. Management included the 2002* column above because we believe it provides a consistent presentation of the Company’s organic branch-based business and ongoing operations during the period in which the DIY Business was owned and operated.

Net earnings increased from $39,536 in the first six months of 2002 to $40,968 in the first six months of 2003, an increase of 3.6%. Earnings per share increased from $.52 to $.54 for the comparable periods. The first six months of 2002 included an extraordinary gain on acquisition, net of tax, of $716. Net earnings before extraordinary gain increased from $38,820 in the first six months of 2002 to $40,968 in the first six months of 2003, an increase of 5.5%. Earnings per share before extraordinary gain increased from $.51 to $.54 for the comparable periods. The factors behind changes in gross margin and in operating expenses are included in the general discussion below.

(Continued)

ITEM 2.    (Continued)

On August 31, 2001 the Company completed the acquisition of certain assets and liabilities of the retail fastener and related hardware business of two subsidiaries of Textron, Inc. (referred to in this report as the DIY Business). For the first six months of 2002, the ongoing activities of the acquired operation did not contribute materially to the operating earnings of the Company. The acquired operation was disposed of on October 3, 2002.

During the first six months of 2003, Fastenal opened 71 new sites, bringing the total number of sites to 1,240. There were 4,690 site employees as of June 30, 2003, a decrease of 1.1% from December 31, 2002.

Three months ended June 30, 2003 vs. 2002

Net sales for the three-month period ended June 30, 2003 totaled $249,112, an increase of 6.7% over net sales of $233,484 in the second quarter of 2002. The second quarter of 2002 included net sales of $5,738 from the Company’s DIY Business, which was disposed of in October 2002. Adjusting for the DIY Business sale, growth in net sales of the remaining business was 9.4% from 2002 to 2003. Management included the adjusted growth rate above because we believe it provides a consistent presentation of the growth experienced in the Company’s organic branch-based business and ongoing operations. The increase came primarily from higher unit sales rather than increases in prices, as the Company experienced some deflationary impact to pricing. Higher unit sales resulted from the opening of new store sites in 2002 and 2003, and, to a lesser degree, increases in sales at older store sites. Sites opened in 2001 or earlier had average sales increases of 2.7%.

The mix of sales during the second quarter of 2003 and 2002, from the original Fastenal® product line (which consists primarily of threaded fasteners), from the newer product lines, and from the DIY Business, was as follows:

Product line	2003	2002*		2002
Fastener product line	54.8%	57.5	%*	56.1%
Newer product lines	45.2%	42.5	%*	41.4%
DIY Business	—	—		2.5%

The 2002* column above reflects the percentage of sales excluding the DIY Business. The 2002 column above reflects the percentage of sales including the DIY Business. Management included the 2002* column above because we believe it provides a consistent presentation of the Company’s organic branch-based business and ongoing operations during the period in which the DIY Business was owned and operated.

Net earnings increased from $21,831 in the second quarter of 2002 to $21,927 in the second quarter of 2003, and were relatively flat on a percentage basis. Earnings per share were $.29 for both periods. The second quarter of 2002 included an extraordinary gain on acquisition, net of tax, of $716. Net earnings before extraordinary gain increased from $21,115 in the second quarter of 2002 to $21,927 in the second quarter of 2003, an increase of 3.8%. Earnings per share before extraordinary gain increased from $.28 to $.29 for the comparable periods. The factors behind changes in gross margin and in operating expenses are included in the general discussion below.

(Continued)

ITEM 2.    (Continued)

General Discussion

The twelve months of 2001 and 2002 and the first six months of 2003, excluding the DIY Business, had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2001	20.0%	16.2%	11.4%	9.0%	9.4%	7.6%	7.4%	5.9%	4.8%	1.0%	-0.5%	1.4%
2002	2.7%	4.8%	6.0%	9.3%	9.4%	11.0%	8.7%	10.4%	12.5%	13.3%	17.9%	11.6%
2003	13.3%	10.3%	14.5%	9.9%	9.5%	8.5%

The twelve months of 2001 and 2002 and the first six months of 2003, including the DIY Business, had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2001	20.0%	16.2%	11.4%	9.0%	9.4%	7.6%	7.4%	5.9%	8.7%	4.1%	2.5%	5.1%
2002	5.6%	7.1%	8.9%	12.0%	12.3%	13.7%	11.6%	13.1%	11.0%	10.2%	14.3%	7.8%
2003	10.2%	7.9%	11.5%	7.2%	6.7%	6.0%

The first table reflects growth rates of Fastenal excluding $16,974 and $8,526 of DIY Business net sales from January 1, 2002 to October 3, 2002 and from August 31, 2001 to December 31, 2001, respectively (the period of time the DIY Business was owned). Management included the first table above because we believe it provides a consistent presentation of the growth rates of the Company’s organic branch-based business and ongoing operations before, during, and after the period in which the DIY Business was owned and operated.

The daily sales growth rates in the first table above represent several trends. The first being a downward trend in the first eleven months of 2001 which reflected the overall weakening of the industrial economy we service in North America. This trend reversed itself from December 2001 to June 2002; this was partly due to changing comparisons in the prior year and partly due to stronger month-to-month (i.e. April to May and May to June) growth rates compared to 2001. During July 2002, the daily sales growth rate decreased, began to improve again in August 2002 through November 2002, and slipped in December 2002, the final month of the year. The first six months of 2003 continued the choppy trend in net sales growth experienced in the second half of 2002.

Fastenal’s gross margins in the first six months of 2003 and 2002 were 49.5% and 49.6%, respectively. The change in the gross margin percent resulted from several factors. The DIY Business operated at a lower gross margin, approximately 30%, so the sale of this business caused an improvement in the overall gross margin. This improvement was offset by (1) increases in freight costs primarily due to changes in fuel prices and (2) the influence of increases in sales to certain large accounts and to certain large sales, which were made at lower margins.

(Continued)

ITEM 2.    (Continued)

Fastenal’s operating expenses in the first six months grew at a rate of 8.7%, a rate that approximated the net sales growth rate of 8.2% discussed above.

The Company previously indicated it expects to open approximately 150 to 185 new stores in 2003 (or an increase over December 31, 2002 of approximately 12% to 16%). The Company currently expects it will be in the lower end of the range. The Company opened 128 new store sites during 2001 (or an increase over December 31, 2000 of 14.3%) and 144 new store sites in 2002 (or an increase over December 31, 2001 of 14.0%). While the new stores continue to build the infrastructure for future growth, the first year sales are low, and the added expenses related to payroll, occupancy, and transportation costs impact the Company’s ability to leverage earnings in a weakened industrial economy. As disclosed in the past, it has been the Company’s experience that new stores take approximately ten to twelve months to achieve profitability. The planned openings can be altered in a short time span, usually less than 60 to 90 days. The Company will continue to reevaluate the level of planned openings in 2003.

During 2002, the Company began its Customer Service Project (CSP). This project centers on stocking a broader inventory in each of our stores and displaying it so our customers can service themselves. The impact of this project on our inventory will vary from store to store. The inventory stocked under a CSP format consists of a core stocking level of approximately $55,000 per location. Existing stores stock some, but not all, of the inventory stocked under the CSP format. The existing stores converted have experienced increases in their inventory levels as they fill out the product selection. New stores, prior to the CSP, opened with approximately $25,000 of inventory per location, and would grow this amount to approximately $50,000 after operating for twelve months. On June 30, 2003, the Company had approximately 552 stores operating under this format. This number consisted of 401 existing stores and 151 new stores. The Company currently intends to convert stores at the rate of approximately 40 to 50 stores per month through the last six months of 2003.

While Fastenal continues to feel the impacts of the weakened industrial economy, we noted the following during the first six months of 2003: (1) the inventory increases experienced in 2002, and again in the first quarter of 2003, stopped, and inventory decreased in June 2003, (2) the $2,137 sequential increase in operating expenses experienced from first to second quarter was the lowest sequential increase in operating expenses experienced in the last five years, (3) cash provided by operating activities strengthened from the first to second quarter, and (4) the store conversion project (the Customer Service Project, or CSP) that began in 2002 continues to approach the 50% completion point.

Critical Accounting Policies

A discussion of the critical accounting policies related to accounting estimates is contained in the Company’s 2002 Annual Report.

(Continued)

ITEM 2.    (Continued)

Liquidity and Capital Resources

The higher level of sales during the six-month period resulted in the growth of trade accounts receivable and inventory. The inventory balance was also impacted by the continued rollout of the CSP. Property and equipment increased because of: (1) the purchase of software and hardware for the Company’s information processing systems, (2) the addition of certain pickup trucks, (3) the renovation of the Atlanta distribution center (a relocation of the existing distribution center which became operational in the first quarter of 2003) and renovations of the new Toronto distribution center (a new distribution center which began operations in July 2003), (4) the impact of the CSP, and (5) the addition of manufacturing and warehouse equipment. In addition to the property and equipment expansion just noted, the Company is actively increasing the number of owned locations to lower its occupancy costs. Disposals of property and equipment related to the planned disposition of certain pickup trucks and semi-tractors and trailers in the normal course.

Cash requirements for these asset changes were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of June 30, 2003, the Company had no material outstanding commitments for capital expenditures. Management anticipates funding its current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from its borrowing capacity.

A discussion of the nature and amount of future cash commitments is contained in the Company’s 2002 Annual Report.

Certain Risks and Uncertainties

This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding planned store openings, the timeline for altering planned openings, the time before new stores typically achieve profitability, expected increases in the number of owned stores, the continuance of our ‘customer service project’ conversion and the funding of expansion plans. The following factors are among those that could impact the Company’s plans and performance, and cause the Company’s actual results to differ materially from those predicted in such forward-looking statements: (i) an upturn or downturn in the economy could impact sales at stores, the rate of new store and distribution center openings, additions of new employees, and the time it typically takes a new store to achieve profitability, (ii) an upturn or downturn in the economy, or a change in product mix, could impact gross margins, (iii) a change, from that projected, in the number of smaller and larger communities able to support future store sites could impact the rate of new store openings and additions of new employees, (iv) the ability of the Company to develop product expertise at the store level, to identify future product lines that complement existing product lines, to transport and store certain hazardous products and to otherwise integrate new product lines into the Company’s existing stores and distribution network could impact sales and margins,

(Continued)

ITEM 2.    (Continued)

(v) increases or decreases in fuel and utility costs could impact distribution and occupancy expenses of the Company, (vi) the ability of the Company to successfully attract and retain qualified personnel to staff the Company’s smaller community stores could impact sales at stores and the rate of new store openings, (vii) changes in governmental regulations related to product quality or product source traceability could impact the cost to the Company of regulatory compliance, (viii) inclement weather could impact the Company’s distribution network, (ix) foreign currency fluctuations, changes in trade relations, or fluctuations in the relative strength of foreign economies could impact the ability of the Company to procure products overseas at competitive prices and the Company’s foreign sales, (x) disruptions caused by the implementation of the Company’s new management information systems infrastructure could impact sales, (xi) changes in the rate of new store openings could impact expenditures for computers and other capital equipment, (xii) changes in the availability of suitable land and buildings could impact expenditures for additional owned locations which house our store sites, which in turn could alter the Company’s plans to increase the number of owned locations, and (xiii) disruption related to the ‘CSP’ implementation could cause expenses and inventory investments to increase, which in turn could cause the Company to reevaluate implementation of the project.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not yet determined the impact the adoption of FIN No. 46 will have on its financial statements.

In 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging, and No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments. The Company is required to adopt this statement for transactions occurring after June 2003. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of the SFAS No. 150 on July 1, 2003. The adoption of SFAS No. 149 and SFAS No. 150 will not have an impact on the Company’s financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from changes in interest rates and foreign currency exchange rates. Changes in these factors cause fluctuations in the Company’s earnings and cash flows. The Company evaluates and manages exposure to these market risks as follows:

Interest Rates—The Company has a $15 million line of credit of which $0 was outstanding at June 30, 2003. The line bears interest at 0.9% over the LIBOR rate. The Company pays no fee for the unused portion of the line of credit.

Foreign Currency Exchange Rates—Foreign currency fluctuations can affect the Company’s net investments and earnings denominated in foreign currencies. The Company’s primary exchange rate exposure is with the Canadian dollar against the U.S. dollar. The Company’s estimated net earnings exposure for foreign currency exchange rates was not material at June 30, 2003.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of shareholders held on April 15, 2003, three matters were put to a vote of the shareholders. Proxies were solicited from shareholders unable to attend the meeting. Proxy votes are included in the results that follow.

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

The existing directors, Robert A. Kierlin, Stephen M. Slaggie, Michael M. Gostomski, John D. Remick, Henry K. McConnon, Robert A. Hansen, Willard D. Oberton, Reyne K. Wisecup, and Michael J. Dolan, were nominated. There were no other nominations. The nine nominees each received and had withheld the number of votes set forth opposite their names below:

Name of Director	Total Number of Votes Cast For	Total Number of Votes Withheld
Robert A. Kierlin	64,117,045	7,635,586
Stephen M. Slaggie	63,999,933	7,752,698
Michael M. Gostomski	71,498,266	254,365
John D. Remick	71,486,057	266,574
Henry K. McConnon	71,496,552	256,079
Robert A. Hansen	71,454,295	298,336
Willard D. Oberton	63,987,520	7,765,111
Reyne K. Wisecup	64,710,244	7,042,387
Michael J. Dolan	71,497,713	254,918

There were no abstentions or broker non-votes.

Matter 2.	To approve the Fastenal Company Stock Option Plan, which provides eligible participants the opportunity to receive awards of stock options.

Voting to ratify the appointment were 70,047,547 shares. Voting against the ratification were 1,467,802 shares. There were no broker non-votes. Abstentions totaled 237,282 shares.

Matter 3.	To ratify the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 2003.

Voting to adopt were 71,056,512 shares. Voting against the adoption were 587,880 shares. There were no broker non-votes. Abstentions totaled 108,239 shares.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1	Restated Articles of Incorporation of Fastenal Company, as amended prior to May 10, 2002 (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 1993)

3.2	Articles of Amendment to Restated Articles of Incorporation of Fastenal Company effective May 10, 2002 (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-88170)

3.3	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

10.1	Fastenal Company Stock Option Plan (incorporated by reference to Exhibit A to Fastenal Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 15, 2003)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

Fastenal Company filed two reports on Form 8-K during the quarter ended June 30, 2003. The first Form 8-K was filed on April 14, 2003 and contained a copy of the earnings press release issued on April 11, 2003. The second Form 8-K was filed on April 17, 2003 and contained slides presented at the Annual Meeting of Shareholders of Fastenal Company held on April 15, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

/S/ WILLARD D. OBERTON
(Willard D. Oberton, Chief Executive Officer)
(Duly Authorized Officer)

/S/ DANIEL L. FLORNESS
(Daniel L. Florness, Chief Financial Officer)
(Principal Financial Officer)

Date August 6, 2003

INDEX TO EXHIBITS

3.1 Restated Articles of Incorporation of Fastenal Company, as amended prior to May 10, 2002	(Incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 1993)

3.2 Articles of Amendment to Restated Articles of Incorporation of Fastenal Company effective May 10, 2002	(Incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-88170)

3.3 Restated By-Laws of Fastenal Company	(Incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

10.1 Fastenal Company Stock Option Plan	(Incorporated by reference to Exhibit A to Fastenal Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 15, 2003)

31 Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32 Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed