Form 10-Q
period 2003-09-30
FASTENAL CO
filed 2003-11-12
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 0-16125

FASTENAL COMPANY

(Exact name of registrant as specified in its charter)

Minnesota	41-0948415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Theurer Boulevard Winona, Minnesota (Address of principal executive offices)	55987-1500 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X           No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class Common Stock, $.01 par value	Outstanding at November 7, 2003 75,877,376

FASTENAL COMPANY

Note – All information contained in this report reflects the 2-for-1 stock split which occurred in May 2002.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

Assets	Unaudited September 30, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$55,127	14,296
Marketable securities	24,668	37,062
Trade accounts receivable, net of allowance for doubtful accounts of $4,070 and $3,543, respectively	137,864	105,553
Inventories	219,810	217,262
Deferred income tax asset	5,868	5,868
Other current assets	15,991	14,607
Refundable income taxes	—	1,838

Total current assets	459,328	396,486

Marketable securities	13,519	15,340
Property and equipment, less accumulated depreciation	159,882	144,252
Other assets, less accumulated amortization	3,045	2,930

Total assets	$635,774	559,008

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,631	25,783
Accrued expenses	22,212	21,281
Income taxes payable	7,126	—

Total current liabilities	58,969	47,064

Deferred income tax liability	12,073	12,073

Stockholders’ equity:
Preferred stock	—	—
Common stock, 100,000,000 shares authorized 75,877,376 shares issued and outstanding	759	759
Additional paid-in capital	7,472	7,472
Retained earnings	553,370	493,693
Accumulated other comprehensive gain (loss)	3,131	(2,053)

Total stockholders’ equity	564,732	499,871

Total liabilities and stockholders’ equity	$635,774	559,008

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	(Unaudited) Nine months ended September 30,		(Unaudited) Three months ended September 30,
	2003	2002	2003	2002
Net sales	$743,285	686,152	258,330	238,086
Cost of sales	376,707	347,021	131,823	121,017

Gross profit	366,578	339,131	126,507	117,069

Operating and administrative expenses	263,157	246,551	89,082	86,460
Loss on sale of property and equipment	192	295	38	91

Operating income	103,229	92,285	37,387	30,518
Interest income	870	1,578	314	467

Earnings before income taxes and extraordinay gain	104,099	93,863	37,701	30,985
Income tax expense	39,869	35,926	14,439	11,868

Net earnings before extraordinary gain	64,230	57,937	23,262	19,117

Extraordinary gain on acquistion, net of tax	—	716	—	—

Net earnings	64,230	58,653	23,262	19,117

Basic and diluted net earnings per share before extraordinary gain	$0.85	0.76	0.31	0.25

Basic and diluted extraordinary gain per share, net of tax	$—	0.01	—	—

Basic and diluted net earnings per share	$0.85	0.77	0.31	0.25

Basic and diluted weighted average shares outstanding	75,877	75,877	75,877	75,877

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	(Unaudited) Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$64,230	58,653
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	15,107	12,513
Loss on sale of property and equipment	192	295
Bad debt expense	4,449	4,273
Amortization of non-compete agreement	50	50
Changes in operating assets and liabilities:
Trade accounts receivable	(36,760)	(24,719)
Inventories	(2,548)	(32,198)
Other current assets	(1,384)	(336)
Accounts payable	3,848	6,322
Accrued expenses	931	2,407
Income taxes, net	8,964	1,017
Other	4,804	(212)

Net cash provided by operating activities	61,883	28,065

Cash flows from investing activities:
Purchase of property and equipment	(34,010)	(29,243)
Proceeds from sale of property and equipment	3,081	2,051
Net decrease (increase) in marketable securities	14,215	(18,933)
Decrease (increase) in other assets	(165)	68

Net cash used in investing activities	(16,879)	(46,057)

Cash flows from financing activities:
Payment of dividends	(4,553)	(3,794)

Net cash used in financing activities	(4,553)	(3,794)

Effect of exchange rate changes on cash	380	7

Net increase (decrease) in cash and cash equivalents	40,831	(21,779)
Cash and cash equivalents at beginning of period	14,296	47,264

Cash and cash equivalents at end of period	$55,127	25,485

Supplemental disclosure of cash flow information:
Cash paid during each period for:
Income taxes	$30,905	35,353

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

September 30, 2003 and 2002

(Unaudited)

(1)        Basis of Presentation

The accompanying unaudited consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as ‘the Company’ or ‘Fastenal’) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company’s consolidated financial statements as of and for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

(2)        Stockholders’ Equity and Stock-Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. As of September 30, 2003, the Company has two stock option employee compensation plans.

Certain employees of the Company have been granted options to purchase common stock of the Company under the Robert A. Kierlin Stock Option Plan (RAK Option Plan). The RAK Option Plan was sponsored by the Company’s founder and does not involve a commitment by the Company. Mr. Kierlin granted options under the RAK Option Plan in 2002, 2001, and 2000. The options issued in 2002 will become exercisable on June 1, 2004 and will expire on November 30, 2004. The options issued in 2001 became exercisable on July 1, 2003 and will expire on December 31, 2003. The options issued in 2000, not previously exercised, expired on December 31, 2002.

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

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

September 30, 2003 and 2002

(Unaudited)

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to the Fastenal Option Plan:

	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002
Basic—weighted shares outstanding	$75,877	75,877	75,877	75,877
Weighted shares assumed upon exercise of stock options	--	--	--	--

Diluted—weighted shares outstanding	$75,877	75,877	75,877	75,877

The table above reflects no dilution from the potentially dilutive option securities granted in May 2003 as the exercise price has continued to exceed the average market price for each month in the relevant period during which options were outstanding.

The Company accounts for both the RAK Option Plan and the Fastenal Option Plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income as all options to purchase common stock of the Company granted under these two plans had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for all awards:

	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002
Reported net earnings	$64,230	58,653	23,262	19,117
Stock-based employee compensation expense, net of related tax effects	1,398	2,195	356	479

Pro forma net earnings	$62,832	56,458	22,906	18,638

Reported basic and diluted net earnings per share	$.85	.77	.31	.25
Pro forma basic and diluted net earnings per share	$.83	.74	.30	.25

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

September 30, 2003 and 2002

(Unaudited)

The fair value of each stock option is estimated as of the grant date using the Black-Scholes option-pricing model. The assumptions used and the estimated fair values are as follows:

Year of grant	Risk-free interest rate	Expected life of option in years	Expected dividend yield	Expected stock volatility	Estimated fair value of stock option
2003	4.5%	3.42	0.2%	30.33%	$7.56
2002	4.5%	2.66	0.2%	27.03%	$6.65
2001	5.0%	2.75	0.2%	37.66%	$8.07

(3)	Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002
Net earnings	$64,230	58,653	$23,262	19,117
Translation adjustment	5,184	(205)	101	(1,078)

Total comprehensive income	$69,414	58,448	23,464	18,039

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

September 30, 2003 and 2002

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

SFAS No. 141, Business Combinations, requires the use of the purchase method of accounting and, accordingly, the operating results of the DIY Business were included in the Company’s consolidated financial statements from the date of acquisition through the date of sale. The net sales from the DIY Business totaled $16,819 and $5,689 in the first nine months and third quarter of 2002, respectively. The DIY Business operated at approximately a break even level.

(5)    Recent Accounting Pronouncements

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under Emerging Issues Task Force (EITF) No. 94-3 such liabilities were recognized at the commitment date of an exit plan. The adoption of SFAS No. 146 did not have an impact on the Company’s financial statements.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

September 30, 2003 and 2002

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

In November 2002, the FASB reached a consensus on EITF Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. EITF Issue No. 02-16 addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor and how to measure that consideration in its income statement. Certain provisions of EITF Issue No. 02-16 were effective November 22, 2002 and other provisions were effective after December 31, 2002. This EITF did not have a material impact on the Company’s financial statements.

In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on disclosure requirements for obligations by a guarantor under certain guarantees. This interpretation also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation undertaken in issuing a guarantee. The Company will apply the provisions of FIN No. 45 for initial recognition and measurement provisions to guarantees issued or modified after December 31, 2002, as required. The Company does not have any guarantees, including indirect guarantees of indebtedness of others, which would require disclosure under FIN No. 45.

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

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

September 30, 2003 and 2002

(Unaudited)

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires an entity to consolidate a variable interest entity (VIE) if it is designated as the primary beneficiary of that VIE even if the entity does not have a majority of voting interests. A VIE is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any VIE created after January 31, 2003. For a VIE created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period ending after December 15, 2003. The adoption of FIN No. 46 has not had an impact on the Company’s financial statements.

In 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments. The Company was required to adopt this statement for transactions occurring after June 2003. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of the SFAS No. 150 on July 1, 2003. The adoption of SFAS No. 149 and SFAS No. 150 did not have an impact on the Company’s financial statements.

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

Net sales— Net sales were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002
Net sales	$743,285	686,152	258,330	238,086
Percentage change	8.3%		8.5%

The nine months and three months ended September 30, 2002 included net sales of $16,819 and $5,689, respectively, from Fastenal’s DIY Business, which was disposed of in October 2002. Excluding the DIY Business, net sales and growth in net sales would have been as follows:

	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002
Net sales (excluding DIY Business)	$743,285	669,333	258,330	232,397
Percentage change	11.0%		11.2%

Management included the net sales (excluding DIY Business) and the corresponding growth rate above because we believe it provides a consistent presentation of the growth experienced in Fastenal’s organic branch-based business and ongoing operations.

The increases in net sales in both periods came primarily from higher unit sales rather than increases in prices, as Fastenal experienced some deflationary impact to pricing. Higher unit sales resulted from the opening of new store sites in 2002 and 2003, and, to a lesser degree, increases in sales at older store sites. Sites opened in 2001 or earlier had average sales increases of 4.6% for both the nine months and three months ended September 30, 2003.

The mix of sales from the original Fastenal® product line (which consists primarily of threaded fasteners), from the newer product lines, and from the DIY Business, was as follows for the nine months ended September 30, 2003:

Product line	2003	2002(1)		2002
Fastener product line	54.9%	57.0	%(1)	55.6%
Newer product lines	45.1%	43.0	%(1)	41.9%
DIY Business	—	—		2.5%

(Continued)

ITEM 2. (Continued)

The sales mix was as follows for the three months ended September 30, 2003:

Product line	2003	2002(1)		2002
Fastener product line	54.7%	56.1	%(1)	54.8%
Newer product lines	45.3%	43.9	%(1)	42.8%
DIY Business	—	—		2.4%

The 2002(1) column above reflects the percentage of sales excluding the DIY Business. The 2002 column above reflects the percentage of sales including the DIY Business. Management included the 2002(1) column above because we believe it provides a consistent presentation of Fastenal’s organic branch-based business and ongoing operations during the period in which the DIY Business was owned and operated.

Gross profit margins—Gross profit margins in the first nine months of 2003 and 2002 were 49.3% and 49.4%, respectively. Gross profit margins in the three months ended September 30, 2003 and 2002 were 49.0% and 49.2%, respectively. The change in the gross margin percent resulted from several factors. The DIY Business operated at a lower gross margin, approximately 30%, so the sale of this business caused an improvement in the overall gross margin. This improvement was more than offset by (1) the influence of increases in sales to certain large accounts and of certain large sales, which were made at lower margins, (2) the influence of changes in product mix, and (3) the slowdown in growth of inventories which has lowered the savings to Fastenal related to vendor incentives, including vendor freight allowances.

Operating and administrative expenses—Operating and administrative expenses, as a percentage of net sales, in the first nine months of 2003 and 2002 were 35.4% and 35.9%, respectively. Operating and administrative expenses, as a percentage of net sales, in the three months ended September 30, 2003 and 2002 were 34.5% and 36.3%, respectively. The change in the percent resulted primarily from tight management of employee numbers throughout the organization. There were 4,690 store employees as of September 30, 2003, a decrease of 1.1% from December 31, 2002.

Net earnings—Net earnings and net earnings per share were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002

Net earnings	$64,230	58,653	23,262	19,117
Percentage change	9.5%		21.7%

Basic and diluted net earnings per share	$.85	.77	.31	.25
Percentage change	10.4%		24.0%

The first nine months of 2002 included an extraordinary gain on acquisition, net of tax, of $716. Net earnings before extraordinary gain in the first nine months of 2003 increased 10.9% over the same period in 2002.

(Continued)

ITEM 2. (Continued)

The Company increased its net earnings in both the nine months and the three months ended September 30, 2003 over the same periods in 2002 due primarily to: (1) the aforementioned growth in net sales and (2) the tight management of employee numbers throughout the organization which caused operating and administrative expenses to grow at a rate less that the growth in net sales.

On August 31, 2001 Fastenal completed the acquisition of certain assets and liabilities of the retail fastener and related hardware business of two subsidiaries of Textron, Inc. (referred to in this report as the DIY Business). For the first nine months of 2002 and for the three months ended September 30, 2002, the ongoing activities of the acquired operation did not contribute materially to the operating earnings of Fastenal. The acquired operation was disposed of on October 3, 2002.

General Discussion—The twelve months of 2001 and 2002 and the first nine months of 2003, excluding the DIY Business, had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2001	20.0%	16.2%	11.4%	9.0%	9.4%	7.6%	7.4%	5.9%	4.8%	1.0%	-0.5%	1.4%
2002	2.7%	4.8%	6.0%	9.3%	9.4%	11.0%	8.7%	10.4%	12.5%	13.3%	17.9%	11.6%
2003	13.3%	10.3%	14.5%	9.9%	9.5%	8.5%	11.0%	11.4%	10.8%

The twelve months of 2001 and 2002 and the first nine months of 2003, including the DIY Business, had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2001	20.0%	16.2%	11.4%	9.0%	9.4%	7.6%	7.4%	5.9%	8.7%	4.1%	2.5%	5.1%
2002	5.6%	7.1%	8.9%	12.0%	12.3%	13.7%	11.6%	13.1%	11.0%	10.2%	14.3%	7.8%
2003	10.2%	7.9%	11.5%	7.2%	6.7%	6.0%	8.2%	8.8%	8.4%

The first table reflects growth rates of Fastenal excluding $16,974 and $8,526 of DIY Business net sales from January 1, 2002 to October 3, 2002 and from August 31, 2001 to December 31, 2001, respectively (the period of time the DIY Business was owned). Management included the first table above because we believe it provides a consistent presentation of the growth rates of Fastenal’s organic branch-based business and ongoing operations before, during, and after the period in which the DIY Business was owned and operated.

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

(Continued)

ITEM 2. (Continued)

During July 2002, the daily sales growth rate decreased, began to improve again in August 2002 through November 2002, and slipped in December 2002, the final month of the year. The first six months of 2003 continued the choppy trend in net sales growth experienced in the second half of 2002, while the July to September time frame in 2003 represents some stabilization in the growth rates experienced. The choppy trend, which the Company experienced from July 2002 until June 2003, reflects the alternating strengthening and weakening in the industrial economy during that period, while the July 2003 to September 2003 stabilization in growth rates reflects stabilization in the industrial economy during that period.

Fastenal previously indicated it expects to open approximately 150 to 185 new stores in 2003 (or an increase over December 31, 2002 of approximately 12% to 16%). During the first nine months of 2003, Fastenal opened 106 new stores. During the first nine months of 2003, Fastenal closed six stores. Fastenal operated 1,269 stores as of September 30, 2003.

Fastenal opened 128 new store sites during 2001 (or an increase over December 31, 2000 of 14.3%) and 144 new store sites in 2002 (or an increase over December 31, 2001 of 14.0%). While the new stores continue to build the infrastructure for future growth, the first year sales are low, and the added expenses related to payroll, occupancy, and transportation costs impact Fastenal’s ability to leverage earnings in a weakened industrial economy. As disclosed in the past, it has been Fastenal’s experience that new stores take approximately ten to twelve months to achieve profitability. The planned openings can be altered in a short time span, usually less than 60 to 90 days.

During 2002, Fastenal began its Customer Service Project (CSP). This project centers on stocking a broader inventory in each of our stores and displaying it so our customers can service themselves. The impact of this project on our inventory will vary from store to store. The inventory stocked under a CSP format consists of a core stocking level of approximately $55 per location. Existing stores stock some, but not all, of the inventory stocked under the CSP format. The existing stores converted have experienced increases in their inventory levels as they fill out the product selection. New stores, prior to the CSP, opened with approximately $25 of inventory per location, and would grow this amount to approximately $50 after operating for twelve months. On September 30, 2003, Fastenal had approximately 701 stores operating under this format. This number consisted of 515 existing stores and 186 new stores. Fastenal currently intends to convert stores at the rate of approximately 40 to 50 stores per month through the last three months of 2003, and into 2004.

While Fastenal continues to feel the impacts of the weakened industrial economy, we noted the following during the first nine months of 2003: (1) the inventory increases experienced in 2002, and again in the first quarter of 2003, stopped, and inventory decreased beginning June 2003 due to reduction in inventory levels at our distribution centers, (2) cash provided by operating activities strengthened over the same period in 2002 primarily due to the reduction in inventory growth, and (3) the store conversion project (the Customer Service Project, or CSP) that began in 2002 surpassed the 50% completion point in August 2003.

Critical Accounting Policies— A discussion of the critical accounting policies related to accounting estimates is contained in the Company’s 2002 Annual Report.

     (Continued)

ITEM 2. (Continued)

Liquidity and Capital Resources—

Cash flow activity for the nine-month period was as follows:

	2003	2002

Net cash provided by operating activities	$61,883	28,065
Net cash used in investing activities	16,879	46,057
Net cash used in financing activities	4,553	3,794

Net cash provided by operating activities increased primarily due to the change in the growth of inventory in the two periods. The increase in inventory in 2002 was approximately $30,000 more than in 2003. The change in inventory growth was primarily related to the aforementioned CSP initiative.

Net cash used in investing activities decreased primarily due to changes in marketable securities, as expenditures for property and equipment were similar in both years.

Property and equipment expenditures in 2003 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the renovation of the Atlanta distribution center (a relocation of the existing distribution center which became operational in the first quarter of 2003) and renovations of the new Toronto distribution center (a new distribution center which became operational in July 2003), (4) the purchase of signage, shelving, and other fixed assets related to the implementation of the CSP, and (5) the addition of manufacturing and warehouse equipment. In addition to the property and equipment expansion just noted, the Company is actively increasing the number of owned locations to lower its occupancy costs. Disposals of property and equipment related to the planned disposition of certain pickup trucks and semi-tractors and trailers in the normal course and from the disposal of the building formerly used to house the Company’s Atlanta distribution center.

Cash requirements for these asset changes were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of September 30, 2003, the Company had no material outstanding commitments for capital expenditures. Management anticipates funding its current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from its borrowing capacity.

Net cash used in financing activities were entirely related to the payment of dividends.

A discussion of the nature and amount of future cash commitments is contained in Company’s 2002 Annual Report.

(Continued)

ITEM	2. (Continued)

Certain Risks and Uncertainties— This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding planned store openings, the timeline for altering planned openings, the time before new stores typically achieve profitability, expected increases in the number of owned stores, the continuance of our ‘customer service project’ conversion and the funding of expansion plans. The following factors are among those that could impact the Company’s plans and performance, and cause the Company’s actual results to differ materially from those predicted in such forward-looking statements: (i) an upturn or downturn in the economy could impact sales at stores, the rate of new store and distribution center openings, additions of new employees, and the time it typically takes a new store to achieve profitability, (ii) an upturn or downturn in the economy, or a change in product mix, could impact gross margins, (iii) a change, from that projected, in the number of smaller and larger communities able to support future store sites could impact the rate of new store openings and additions of new employees, (iv) the ability of the Company to develop product expertise at the store level, to identify future product lines that complement existing product lines, to transport and store certain hazardous products and to otherwise integrate new product lines into the Company’s existing stores and distribution network could impact sales and margins, (v) increases or decreases in fuel and utility costs could impact distribution and occupancy expenses of the Company, (vi) the ability of the Company to successfully attract and retain qualified personnel to staff the Company’s smaller community stores could impact sales at stores and the rate of new store openings, (vii) changes in governmental regulations related to product quality or product source traceability could impact the cost to the Company of regulatory compliance, (viii) inclement weather could impact the Company’s distribution network, (ix) foreign currency fluctuations, changes in trade relations, or fluctuations in the relative strength of foreign economies could impact the ability of the Company to procure products overseas at competitive prices and the Company’s foreign sales, (x) disruptions caused by the implementation of the Company’s new management information systems infrastructure could impact sales, (xi) changes in the rate of new store openings could impact expenditures for computers and other capital equipment, (xii) changes in the availability of suitable land and buildings could impact expenditures for additional owned locations which house our store sites, which in turn could alter the Company’s plans to increase the number of owned locations, and (xiii) disruption related to the ‘CSP’ implementation could cause expenses and inventory investments to increase, which in turn could cause the Company to reevaluate implementation of the project.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from changes in interest rates and foreign currency exchange rates. Changes in these factors cause fluctuations in the Company’s earnings and cash flows. The Company evaluates and manages exposure to these market risks as follows:

Interest Rates—The Company has a $15 million line of credit of which $0 was outstanding at September 30, 2003. The line bears interest at 0.9% over the LIBOR rate. The Company pays no fee for the unused portion of the line of credit.

Foreign Currency Exchange Rates—Foreign currency fluctuations can affect the Company’s net investments and earnings denominated in foreign currencies. The Company’s primary exchange rate exposure is with the Canadian dollar against the U.S. dollar. The Company’s estimated net earnings exposure for foreign currency exchange rates was not material at September 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Reports on Form 8-K:

Fastenal Company filed two reports on Form 8-K during the quarter ended September 30, 2003. The first Form 8-K was filed on July 14, 2003 and furnished a copy of the earnings press release issued on July 11, 2003. The July 11, 2003 earnings press release also announced the upcoming web release on July 18, 2003. The second Form 8-K was filed on July 21, 2003 and furnished a copy of a web release posted on the Company’s web site on July 18, 2003 concerning the Customer Service Project (CSP).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

/s/ Willard D. Oberton
(Willard D. Oberton, Chief Executive Officer) (Duly Authorized Officer)

Date	November 10, 2003	/s/ Daniel L. Florness
(Daniel L. Florness, Chief Financial Officer) (Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended prior to May 10, 2002	(Incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 1993)

3.2	Articles of Amendment to Restated Articles of Incorporation of Fastenal Company effective May 10, 2002	(Incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-88170)

3.3	Restated By-Laws of Fastenal Company	(Incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed