Form 10-K
period 2003-12-31
FASTENAL CO
filed 2004-02-25
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 0-16125

FASTENAL COMPANY

(Exact name of registrant as specified in its charter)

Minnesota	41-0948415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Theurer Boulevard Winona, Minnesota	55987-0978
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,034,704,833, based on the closing sale price of the Common Stock on that date. For purposes of determining this number, all executive officers and directors of the registrant as of June 30, 2003 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 2, 2004, the registrant had 75,877,376 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference in Part II. Portions of the registrant’s Proxy Statement for the annual meeting of shareholders to be held April 20, 2004 are incorporated by reference in Part III.

FORWARD LOOKING STATEMENTS

This Form 10-K, including the sections in Part I hereof captioned “Item 1. Business – Development of the Business”, “Item 1. Business – Products”, “Item 1. Business – Manufacturing and Support Services Operations”, and “Item 2. Properties”, and the sections in Part II hereof captioned “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding new store and distribution center openings, markets for new stores, expansion of foreign operations, the typical time period for new stores to achieve their first profitable month, technology conversions, introduction of new product lines, growth in manufacturing and support services, protection from economic downturns provided by the number and type of the Company’s customers, expected leasing of new stores, the implementation of the Company’s Customer Service Project (CSP) and its anticipated impact on the Company’s inventory stocking model, inventory turns, and cash flows, the leveling off of sales growth and the variability of sales at older stores, capital expenditures, funding of expansion plans, and dividends. A discussion of certain risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements is included in the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 in the section thereof captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which section has been incorporated in this Form 10-K by reference. The registrant assumes no obligation to update either such forward-looking statements or the discussion of such risks and uncertainties.

PRESENTATION OF DOLLAR AMOUNTS

All dollar amounts in this Form 10-K are presented in thousands unless otherwise noted.

PART I

ITEM 1.	BUSINESS

Fastenal Company (“Fastenal Company” and, together with its wholly owned subsidiaries, Fastenal Company Services, Fastenal Company Purchasing, Fastenal Company Leasing, Fastenal Canada Company, Fastenal Mexico, S. de R.L. de C.V., Fastenal Mexico Services, S. de R.L. de C.V., Fastenal Singapore P.T.E. Ltd., Fastenal Asia Pacific, Limited., FASTCO (Shanghai) Trading Co., Ltd., and Fastenal Europe, B.V., collectively, “the Company”) began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. As of December 31, 2003, the Company had 1,314 store sites located in 50 states, Puerto Rico, Canada, Mexico and Singapore and 4,835 people employed at these sites.

The Company sells industrial and construction supplies in a wholesale and retail fashion. As of December 31, 2003 these industrial and construction supplies were grouped into ten product lines described further below.

The Company operated twelve distribution centers as of December 31, 2003 from which the Company distributes products to its store sites, and operates within its Indianapolis, Indiana facility and operation to receive and distribute products coming from suppliers involved in the Company’s ‘Customer Service Project’ (CSP).

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

The Company opened its first store site in Winona, Minnesota, a city with a population of approximately 25,000. The following table shows the number of Company store sites at the end of each of the last ten years and the related consolidated net sales for each year during the last ten years:

	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994
Number of store sites at year end	1,314	1,169	1,025	897	807	764	642	483	375	315
Net sales (in millions)	$994.9	905.4	818.3	755.6	618.2	511.2	404.2	292.3	226.5	164.7

As of December 31, 2003, the Company operated store sites in:

Geographic location	Number
United States	1,222
Puerto Rico	7
Canada	80
Mexico	4
Singapore	1

The Company has closed only ten stores in its history; three of these locations were subsequently reopened when the expansion of the Company’s product line or the expansion of the Company’s distribution network improved the profitability of the location.

The Company selects new locations for its stores based on their proximity to the Company’s distribution network, population statistics, and employment data for manufacturing and construction. The Company intends to continue opening new store sites and currently expects the rate of new store openings to be approximately 12 to 16% per year.

The Company stocks all new stores with an inventory drawn from all of its product lines. Subsequent to opening, the store personnel may supplement the inventory offering to customize the selection to the needs of its customer base.

The Company believes, based on the demographics of the marketplace in the United States and Canada, that there is sufficient potential in those two countries to support approximately 2,200 total stores. Many of the new store sites would be in cities in which the Company currently operates. The Company has not operated outside of the United States and Canada long enough to assess the market potential of those markets.

In addition to the stores discussed above, the Company also operates “in-plant” sites. An “in-plant” site is a selling unit located in or near a customer’s facility that sells product solely to that customer. These sites are not included in the store count numbers as they represent a customer subset of a store.

The Company opened the following store sites, outside the United States, in the last five years:

	2003	2002	2001	2000	1999
Puerto Rico	—	1	1	1	—
Canada	9	7	4	11	5
Mexico	2	—	2	—	—
Singapore	—	—	1	—	—

During 2002, the Company began operating an “in-plant” site in the Dominican Republic. The Company plans to open additional store sites in Puerto Rico, Canada, Mexico, and Singapore in the future. The store sites located outside the United States contributed less than 5% of the Company’s consolidated net sales in 2003. In addition to operating store sites in Mexico, the Company also sells products into that country from its existing stores along the border between the United States and Mexico.

No assurance can be given that any of the expansion plans described above will be achieved, or that new stores, once opened, will be profitable.

It has been the Company’s experience that near-term profitability has been adversely affected by the opening of new store sites, due to the related start-up costs and the time necessary to generate a customer base. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. As a result of this process, sales volume builds slowly and it typically requires nine to 12 months for a new store to achieve its first profitable month. Of the 36 stores opened in the first quarter of 2003, 20 were profitable in the fourth quarter of 2003.

For 2003, annual sales volumes of stores operating at least five years ranged between approximately $108 and $5,948, with 75% of these stores having annual sales volumes within the range of approximately $331 to $2,040. The data in the following table shows the growth in the average sales of the Company’s stores from 2002 to 2003 based on the age of each store. The stores opened in 2003 contributed approximately $19,478 (or approximately 2.0%) of the Company’s consolidated net sales in 2003, with the remainder coming from store sites opened prior to 2003.

Age of store site as of December 31, 2003	Year opened	Number of store sites in group as of December 31, 2003		Average sales 2002		Average sales 2003		Percent Change
0–1 year old	2003	151		$—		$129	[1]	—%
1–2 years old	2002	143	[2]	129	[1]	416		—
2–3 years old	2001	128		440		558		26.8
3–4 years old	2000	89	[2]	519		576		11.0
4–5 years old	1999	44		600		632		5.3
5–6 years old	1998	120	[2]	676		727		7.5
6–7 years old	1997	157	[2]	712		745		4.6
7–8 years old	1996	107	[2]	797		834		4.6
8–9 years old	1995	60		812		860		5.9
9–10 years old	1994	62		796		812		2.0
10–11 years old	1993	53		898		930		3.6
11–12 years old	1992	42		1,163		1,260		8.3
12–16 years old	1988-1991	100		1,286		1,281		(0.4)
16+ years old	1967-1987	58		2,349		2,377		1.2

[1]	The average sales include sales of store sites open for less than the full fiscal year.

[2]	The company closed six stores in 2003. Each group closed one store in 2003, except the 1997 group, which closed two stores. The 2003 average is calculated assuming the store number existed half of the year.

As of December 31, 2003, the Company operated distribution centers in or near Winona, Minnesota; Indianapolis, Indiana; Dallas, Texas; Atlanta, Georgia; Scranton, Pennsylvania; Fresno, California; Seattle, Washington; Akron, Ohio; Salt Lake City, Utah; Winston-Salem, North Carolina; Kansas City, Kansas; and Toronto, Ontario. The Toronto facility was added in 2003. Distribution centers are located so as to permit twice-a-week to five times-a-week deliveries to Company stores using Company trucks and overnight delivery by surface common carrier. As the number of stores increases, the Company intends to add new distribution centers. The Company also operates a centralized distribution center within the Indianapolis, Indiana facility. This facility consolidates inventory for the ‘Customer Service Project’ (CSP) and ships it to existing stores, for use in conversion to the CSP format, and also to new stores.

On August 31, 2001, the Company acquired certain assets of two subsidiaries of Textron, Inc. These assets were used in their business of selling packaged fasteners to the retail market (Do-It-Yourself or DIY Business). The DIY Business was purchased after a prolonged period of contraction; therefore, the historical sales and earnings were not reflective of the DIY Business’s operations at the time it was acquired by the Company. The DIY Business was subsequently sold to The Hillman Group, Inc. on October 3, 2002. The DIY Business produced net sales of $16,974 and $8,526 during the approximately nine months and four months, respectively, that it was operated by the Company in 2002 and 2001 (or approximately 1.9% and 1.0% of total net sales in each year, respectively). The DIY Business had facilities in Rockford, Illinois and Goodlettsville, Tennessee (near Nashville).

The Company operates a central UNIX/terminal-based computer system allowing automatic data exchange between the stores and the distribution centers. The use of client/server technology allows the Company’s network of UNIX-based machines to serve networked personal computers and workstations. During the last five years, the Company has been converting a portion of this central processing system to a new computer software and operating system and plans to convert additional modules during 2004. At the store level, the Company operates a proprietary point-of-sale system. This system operates on a Microsoft Windows NT system.

Trademarks

The Company conducts its business in the United States, Canada, Puerto Rico, Mexico, and Singapore under various trademarks and service marks, including Fastenal®, FastTool®, SharpCut®, EquipRite®, CleanChoice®, PowerPhase™, and FastArc™. During 2002 and 2001, the Company also operated the DIY Business under the trademarks FAS-N-IT™ and Anchor Wire™. The Anchor Wire™ trademark was sold with the sale of the DIY Business in October 2002. Although the Company does not believe its operations are substantially dependent upon any of its trademarks or service marks, the Company considers its “Fastenal” name and other trademarks and service marks to be valuable to its business.

Products

The Company’s original product offering in 1967 was fasteners and other industrial and construction supplies, many of which are sold under the Fastenal® product name. Today, the fastener product line consists of approximately 212,000 different stock items. This product line consists of two broad categories: threaded fasteners, such as bolts, nuts, screws, studs, and related washers; and miscellaneous supplies, such as paints, various pins and machinery keys, concrete anchors, batteries, sealants, metal framing systems, wire rope, strut, private-label stud anchors, rivets, and related accessories.

Threaded fasteners are used in most manufactured products and building projects, and in the maintenance and repair of machines and structures. Many aspects of the threaded fastener market are common to all cities; variations from city to city that do exist typically relate to the types of businesses operating in a market or to the environmental conditions in a market. Therefore, the Company opens each store with a broad selection of base stocks of inventory and then allows the local store and district leaders to tailor the additional inventory to the local market demand as it develops. Threaded fasteners accounted for approximately 45%, 46%, and 49% of the Company’s consolidated net sales in 2003, 2002 and 2001, respectively.

Concrete anchors make up the largest portion of the other supply items included in the Fastenal® product line. Most concrete anchors use threaded fasteners as part of the completed anchor assembly.

Since 1993, the Company added additional product lines. These product lines are sold through the same distribution channel as the original Fastenal® product line. The additional product lines include the following:

Product line[1]:	Year introduced	Approximate number of stock items	Private label product name
Tools	1993	76,000	FastTool®
Cutting tools	1996	62,000	SharpCut®
Hydraulics and pneumatics	1996	35,000
Material handling	1996	10,000	EquipRite®
Janitorial supplies	1996	8,000	CleanChoice®
Electrical supplies	1997	10,000	PowerPhase™
Welding supplies[2]	1997	19,000	FastArc™
Safety supplies	1999	9,000
Raw materials (metals)	2001	7,000

[1]	During 2002 and 2001, the Company sold product in an eleventh product line called ‘Retail packaged product’. This product line was added with the 2001 acquisition of the DIY Business. The DIY Business was sold in 2002. This product line is now included in the other product lines and represents a subset of the type of products included in our CSP conversion.

[2]	The Company does not sell welding gases.

The Company plans to add other product lines in the future.

Inventory Control

The Company determines its inventory stocking levels through its computer systems, its sales personnel at the store, district, and region level, and its product managers. The data used for this determination is derived from sales activity from all of Company’s stores, from individual stores, and from geographic areas; it is also derived from vendor information and from customer demographic information. The computer system monitors the inventory level for all stock items and triggers replenishment, or prompts a buyer to purchase, as necessary based on an established minimum-maximum level. All stores stock a base inventory and may expand beyond preset inventory levels as deemed appropriate by their district managers. Inventories in distribution centers are established from computerized data for the stores served by the respective centers.

Manufacturing and Support Services Operations

In 2003 approximately 95.2% of the Company’s consolidated net sales were attributable to products manufactured by other companies to industry standards. The remaining 4.8% of the Company’s consolidated net sales for 2003 related to products manufactured, modified or repaired by either the Company’s Manufacturing Division or its Support Services. The manufactured products consist primarily of non-standard sizes of threaded fasteners made to customers’ specifications. The services provided by the Support Services group include, but are not limited to, items such as tool repair, band saw blade welding, third-party logistics, and light manufacturing. The Company engages in these activities primarily as a service to its customers and expects these activities in the future to continue to contribute in the range of 4% to 10% of the Company’s consolidated net sales.

Sources of Supply

The Company uses a large number of suppliers for the approximately 448,000 standard stock items it distributes. Most items distributed by the Company can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. No single supplier accounted for more than 5% of the Company’s purchases in 2003.

Geographic Information

Information regarding the Company’s revenues and certain of the Company’s assets by geographic location is set forth in note 10 to the Notes to Consolidated Financial Statements contained in Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2003, which is incorporated herein by reference. Foreign currency fluctuations, changes in trade relations, or fluctuations in the relative strength of foreign economies could impact the Company’s ability to procure products overseas at competitive prices and the Company’s foreign sales.

Customers and Marketing

The Company believes its success can be attributed to its ability to offer customers in small, medium, and large-sized cities a full line of products at convenient locations, and to the high quality of the Company’s employees. Most of the Company’s customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufacturers and maintenance and repair operations. Other users of the Company’s products include farmers, truckers, railroads, mining companies, federal, state and local governmental entities, schools, and certain retail trades. As of December 31, 2003, the Company’s total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 176,000.

During each of the three years ended December 31, 2003, no one customer accounted for a significant portion of the Company’s sales. The Company believes that the large number of its customers together with the varied markets that they represent provide some protection to the Company from economic downturns in a particular market.

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

Employees

As of December 31, 2003, the Company employed a total of 6,851 full and part-time employees, 4,835 being store managers and store employees, and the balance being employed in the Company’s distribution centers, manufacturing operations, service operations, and home office.

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

Posting of Periodic and Current Reports

Fastenal Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on or through the Company’s website at www.fastenal.com as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

The Company owns six facilities in Winona, Minnesota. These facilities are as follows:

Purpose	Approximate Square Feet
Distribution center and home office	213,000
Manufacturing facility	100,000
Winona store and regional training center	13,000
Winona product support and support services facility	55,000
Rack and shelving storage	42,000
Multi-building complex which houses certain operations of the Manufacturing Division and the Support Services group	30,000

The Company also owns the following facilities, excluding store locations, outside of Winona, Minnesota:

Purpose	Location	Approximate Square Feet
Distribution center	Indianapolis, Indiana	414,000
Distribution center	Indianapolis, Indiana	76,000
Distribution center	Atlanta, Georgia	198,000
Distribution center	Dallas, Texas	95,000
Distribution center	Scranton, Pennsylvania	160,000
Distribution center	Akron, Ohio	102,000
Distribution center	Kansas City, Kansas	200,000
Distribution center	Toronto, Ontario, Canada	62,000
Distribution center[1]	Greensboro, North Carolina	250,000

[1]	New building purchased in 2003, scheduled to become operational in 2004.

In addition, the Company owns 159 buildings that house the Company’s store locations in various cities throughout North America and is currently in the process of building or renovating another 15 owned store locations.

All other buildings occupied by the Company are leased. Leased stores range from approximately 1,200 to 8,000 square feet, with lease terms of up to 48 months. The Company also leases the following distribution centers:

Purpose	Location	Approximate Square Feet	Lease Expiration Date	Remaining Lease Renewal Options
Distribution center	Seattle, Washington	55,000	March 2008	None
Distribution center	Fresno, California	52,500	February 2005	None
Distribution center	Salt Lake City, Utah	22,000	December 2004	None
Distribution center	Winston-Salem, North Carolina[1]	58,400	October 2004	None

[1]	This operation will move into the recently purchased facility in Greensboro during 2004.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Fastenal Company are:

Name	Age	Position
Willard D. Oberton	45	Chief Executive Officer, President, and Director

Nicholas J. Lundquist	46	Executive Vice-President and Chief Operating Officer

Daniel L. Florness	40	Executive Vice-President, Treasurer, and Chief Financial Officer

Steven L. Appelwick	44	Vice-President – Product Procurement, Marketing, and Logistics

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Incorporated herein by reference is Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2003, Common Stock Data on page 13.

ITEM 6.	SELECTED FINANCIAL DATA

Incorporated herein by reference is Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2003, Six-Year Selected Financial Data on page 4.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference is Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2003, Management’s Discussion & Analysis of Financial Condition & Results of Operations on pages 5 to 12.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Incorporated herein by reference is Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2003, Market Risk Management on page 10.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated herein by reference is Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2003, Selected Quarterly Financial Data (Unaudited) on page 13, and Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Independent Auditors’ Report on pages 14 to 28.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer of Fastenal Company, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information appearing under the headings “Election of Directors—Nominees and Required Vote”, pages 5 to 6, “Election of Directors—Committee Matters”, page 7, and “Section 16(a) Beneficial Ownership Reporting Compliance”, page 19, in Fastenal Company’s Proxy Statement dated March 2, 2004. See also Part I hereof under the heading “Item X. Executive Officers of the Registrant”.

On January 19, 2004, the Board of Directors of Fastenal Company adopted a supplement to the Company’s existing Standards of Conduct designed to qualify the Standards of Conduct as a code of ethics within the meaning of Item 406(b) of Regulation S-K promulgated by the Securities and Exchange Commission (“Code of Ethics”). The Standards of Conduct, as supplemented, apply to all directors, officers, and employees of the Company, including without limitation the chief executive officer, chief financial officer, principal accounting officer, and controller (if any) of Fastenal Company, and persons performing similar functions (“Senior Financial Officers”). Those portions of the Standards of Conduct, as supplemented, that constitute a required element of a Code of Ethics are available on the Company’s website at www.fastenal.com. In the event the Company amends or waives any portion of the Standards of Conduct, as supplemented, that constitutes a required element of a Code of Ethics and such amendment or waiver applies to any of the Senior Financial Officers, the Company intends to post on its website, within five business days after the date of such amendment or waiver, a brief description of such amendment or waiver, the name of each Senior Financial Officer to whom the amendment or waiver applies, and the date of the amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the headings “Election of Directors—Compensation of Directors and Committee Members”, page 9, “Executive Compensation—Summary of Compensation”, pages 12 to 13, “Executive Compensation—Option/SAR Grants”, pages 13 to 14, and “Executive Compensation—Compensation Committee Interlocks and Insider Participation”, page 14, in Fastenal Company’s Proxy Statement dated March 2, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is the information appearing under the heading “Security Ownership of Principal Shareholders and Management”, pages 2 to 4, in Fastenal Company’s Proxy Statement dated March 2, 2004.

Executive Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excludes Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	420,000	$40.00	3,373,865
Equity Compensation Plans Not Approved by Security Holders(1)	532,000	35.00	0

Total	952,000	$37.21	3,373,865

(1)	In 2000, the Chairman of the Board of Fastenal Company established a stock option plan under which he has granted to a broad group of employees of the Company options to purchase shares of Common Stock of Fastenal Company owned by him. The Chairman has the sole right to establish criteria for participation of employees in the plan, to grant options under the plan, to specify the number of shares covered by each option, and to determine the exercise price of each option (provided that the exercise price cannot be less than the fair market value of a share of Common Stock of Fastenal Company on the most recent trading day preceding the date of grant). In general, each option granted under the Chairman’s plan expires on the last day of November or December of the second calendar year after the year in which the option is granted and is exercisable during the six-month period ending on the expiration date. If the holder of an option ceases to be employed by the Company, other than as a result of his or her death, before the option first becomes exercisable, the option will expire at the time such holder’s employment is terminated. If the holder of an option ceases to be employed by the Company, other than as a result of death, on or after the date the option first becomes exercisable, the option will expire on the earlier of 90 days after the date of termination of the holder’s employment or the end of the term of the option. If the holder of an option dies while in the employ of the Company, the option will be exercisable by the legal representative of the holder’s estate or by his or her heirs during the same period as the option could have been exercised by the holder had he or she lived and remained employed by the Company. The Chairman indicated in 2003 that he does not intend to grant any further options under his plan. Since the Chairman’s plan was backed solely by shares of Common Stock owned by him, the shareholders of Fastenal Company were not asked to approve that plan at the time it was established.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is the information appearing under the heading “Independent Auditors’ Fees and Services”, pages 10 to 11, in Fastenal Company’s Proxy Statement dated March 2, 2004.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) 1. Financial Statements:

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Earnings for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

Independent Auditors’ Report

(Incorporated by reference to pages 14 to 28 of Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2003)

    2. Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

    3. Exhibits:

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 1993)

3.2	Articles of Amendment to Restated Articles of Incorporation of Fastenal Company effective May 10, 2002 (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-88170)

3.3	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

10.1	Description of bonus arrangement for Chief Executive Officer and President (incorporated by reference to Exhibit 10.1 to Fastenal Company’s Form 10-K for the year ended December 31, 2002)*

10.2	Description of bonus arrangement for Executive Vice-President, Treasurer and Chief Financial Officer (incorporated by reference to Exhibit 10.2 to Fastenal Company’s Form 10-K for the year ended December 31, 2002)*

10.3	Description of bonus arrangement for Executive Vice-President and Chief Operating Officer (incorporated by reference to Exhibit 10.3 to Fastenal Company’s Form 10-K for the year ended December 31, 2002)*

10.4	Fastenal Company Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.4 to Fastenal Company’s Form 10-K for the year ended December 31, 2000)*

10.5	Amendment to Fastenal Company Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.5 to Fastenal Company’s Form 10-K for the year ended December 31, 2001)*

10.6	Description of bonus arrangement for Vice-President – Product Procurement, Marketing, and Logistics (incorporated by reference to Exhibit 10.6 to Fastenal Company’s Form 10-K for the year ended December 31, 2002)*

10.7	Robert A. Kierlin Stock Option Plan (incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-52765)*

10.8	Amendment to Robert A. Kierlin Stock Option Plan (incorporated by reference to Exhibit 99.2 to Registration Statement No. 333-52765)*

    3. Exhibits (continued):

10.9	Fastenal Company Stock Option Plan (incorporated by reference to Exhibit A to Fastenal Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 15, 2003)*

13	Annual Report to Shareholders for the fiscal year ended December 31, 2003 (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)

21	List of Subsidiaries

23	Consent of KPMG LLP

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

Copies of Exhibits will be furnished upon request and payment of the Company’s reasonable expenses in furnishing the Exhibits.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c).

b)	Reports on Form 8-K

Fastenal Company filed two reports on Form 8-K and one amendment on Form 8-K/A during the quarter ended December 31, 2003. The first Form 8-K was filed on October 13, 2003 and furnished a copy of the earnings press release issued on October 10, 2003. The October 10, 2003 earnings press release also announced the upcoming web release on October 17, 2003. The second Form 8-K was filed on October 20, 2003 and furnished a copy of a web release posted on the Company’s web site on October 17, 2003 concerning the Customer Service Project (CSP). The Form 8-K/A was filed on October 30, 2003 and furnished a copy of an amended web release posted on the Company’s web site on October 30, 2003 concerning the CSP. The amendment provided a correction to CSP converted store operating statistics previously released on October 17, 2003.

Independent Auditors’ Report on Schedule

The Board of Directors and Stockholders

Fastenal Company:

Under date of January 19, 2004 we reported on the consolidated balance sheets of Fastenal Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in the 2003 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota

January 19, 2004

FASTENAL COMPANY

Schedule II—Valuation and Qualifying Accounts

Years ended December 31, 2003, 2002, and 2001

(Amounts in thousands)

Description	Balance at beginning of year	“Additions” charged to costs and expenses		“Other” additions (deductions)		“Less” deductions		Balance at end of year
Year ended December 31, 2003
Allowance for doubtful accounts	$3,543	5,857		—		5,330		4,070
Insurance reserves	$5,963	19,723	[1]	—		21,857	[4]	3,829
Year ended December 31, 2002
Allowance for doubtful accounts	$3,474	5,189		(219)[2]		4,901		3,543
Insurance reserves	$2,371	24,732	[1]	—		21,140	[4]	5,963
Year ended December 31, 2001
Allowance for doubtful accounts	$2,238	5,453		294	[3]	4,511		3,474
Insurance reserves	$1,577	17,548	[1]	—		16,754	[4]	2,371

[1]	Includes costs and expenses incurred for premiums and claims related to health and general insurance.

[2]	Represents ending allowance for doubtful accounts from the sale of the DIY Business in 2002.

[3]	Represents opening allowance for doubtful accounts from the acquisition of the DIY Business in 2001.

[4]	Includes costs and expenses paid for premiums and claims related to health and general insurance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2004

FASTENAL COMPANY

By	/s/ Willard D. Oberton

Willard D. Oberton, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 25, 2004

By	/s/ Willard D. Oberton	By	/s/ Daniel L. Florness

	Willard D. Oberton, Chief Executive Officer (Principal Executive Officer) and Director		Daniel L. Florness, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By	/s/ Robert A. Kierlin	By	/s/ Michael M. Gostomski

	Robert A. Kierlin, Director		Michael M. Gostomski, Director

By	/s/ Stephen M. Slaggie	By	/s/ John D. Remick

	Stephen M. Slaggie, Director		John D. Remick, Director

By	/s/ Henry K. McConnon	By	/s/ Robert A. Hansen

	Henry K. McConnon, Director		Robert A. Hansen, Director

By	/s/ Reyne K. Wisecup	By	/s/ Michael J. Dolan

	Reyne K. Wisecup, Director		Michael J. Dolan, Director

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 1993).

3.2	Articles of Amendment to Restated Articles of Incorporation of Fastenal Company (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-88170)

3.3	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

10.1	Description of bonus arrangement for Chief Executive Officer and President (incorporated by reference to Exhibit 10.1 to Fastenal Company’s Form 10-K for the year ended December 31, 2002)

10.2	Description of bonus arrangement for Executive Vice-President, Treasurer and Chief Financial Officer (incorporated by reference to Exhibit 10.2 to Fastenal Company’s Form 10-K for the year ended December 31, 2002)

10.3	Description of bonus arrangement for Executive Vice-President and Chief Operating Officer (incorporated by reference to Exhibit 10.3 to Fastenal Company’s Form 10-K for the year ended December 31, 2002))

10.4	Fastenal Company Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.4 to Fastenal Company’s Form 10-K for the year ended December 31, 2000)

10.5	Amendment to Fastenal Company Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.5 to Fastenal Company’s Form 10-K for the year ended December 31, 2001)

10.6	Description of bonus arrangement for Vice President – Product Procurement, Marketing, and Logistics (incorporated by reference to Exhibit 10.6 to Fastenal Company’s Form 10-K for the year ended December 31, 2002)

10.7	Robert A. Kierlin Stock Option Plan (incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-52765)

10.8	Amendment to Robert A. Kierlin Stock Option Plan (incorporated by reference to Exhibit 99.2 to Registration Statement No. 333-52765)

10.9	Fastenal Company Stock Option Plan (incorporated by reference to Exhibit A to Fastenal Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 15, 2003)

13	Annual Report to Shareholders for the fiscal year ended December 31, 2003 (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)	Electronically Filed

21	List of Subsidiaries	Electronically Filed

23	Consent of KPMG LLP	Electronically Filed

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed