Form 10-Q
period 2004-03-31
FASTENAL CO
filed 2004-04-30
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004, or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at April 27, 2004
Common Stock, $.01 par value	75,877,376

FASTENAL COMPANY

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance sheets

(Amounts in thousands except share information)

Assets	(Unaudited) March 31, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$53,088	49,750
Marketable securities	22,602	21,142
Trade accounts receivable, net of allowance for doubtful accounts of $4,302 and $4,070, respectively	151,192	128,756
Inventories	240,929	232,884
Deferred income tax asset	4,154	4,154
Other current assets	14,714	17,446
Refundable income taxes	-	64

Total current assets	486,679	454,196
Marketable securities	28,580	24,725
Property and equipment, less accumulated depreciation	171,853	169,553
Other assets, less accumulated amortization	3,115	3,069

Total assets	$690,227	651,543

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,878	40,124
Accrued expenses	24,501	20,817
Income taxes payable	15,979	-

Total current liabilities	83,358	60,941

Deferred income tax liability	13,862	13,862

Stockholders’ equity:
Preferred stock	-	-
Common stock, 100,000,000 shares authorized 75,877,376 shares issued and outstanding	759	759
Additional paid-in capital	9,445	9,445
Retained earnings	578,643	561,878
Accumulated other comprehensive income	4,160	4,658

Total stockholders’ equity	593,007	576,740

Total liabilities and stockholders’ equity	$690,227	651,543

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	(Unaudited) Three months ended March 31,
	2004	2003
Net sales	$284,206	235,843
Cost of sales	141,227	119,146

Gross profit	142,979	116,697

Operating and administrative expenses	97,453	85,969
Loss on sale of property and equipment	396	131

Operating income	45,130	30,597

Interest income	248	263

Earnings before income taxes	45,378	30,860

Income tax expense	17,231	11,819

Net earnings	28,147	19,041

Basic and diluted net earnings per share	$0.37	0.25

Basic weighted average shares outstanding	75,877	75,877

Diluted weighted average shares outstanding	75,965	75,877

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	(Unaudited) Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$28,147	19,041
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	5,533	4,874
Loss on sale of property and equipment	396	131
Bad debt expense	1,603	1,404
Amortization of non-compete agreement	17	17
Changes in operating assets and liabilities:
Trade accounts receivable	(24,039)	(15,893)
Inventories	(8,045)	(15,420)
Other current assets	2,732	734
Accounts payable	2,754	(2,104)
Accrued expenses	3,684	3,493
Income taxes, net	16,043	10,573
Other	(476)	2,114

Net cash provided by operating activities	28,349	8,964

Cash flows from investing activities:
Purchase of property and equipment	(10,147)	(15,064)
Proceeds from sale of property and equipment	1,918	568
Net (increase) decrease in marketable securities	(5,315)	14,518
Increase in other assets	(63)	(96)

Net cash used in investing activities	(13,607)	(74)

Cash flows from financing activities:
Payment of dividends	(11,382)	(4,553)

Net cash used in financing activities	(11,382)	(4,553)

Effect of exchange rate changes on cash	(22)	168

Net increase in cash and cash equivalents	3,338	4,505

Cash and cash equivalents at beginning of period	49,750	14,296

Cash and cash equivalents at end of period	$53,088	18,801

Supplemental disclosure of cash flow information:
Cash paid during each period for:
Income taxes	$1,188	1,246

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

March 31, 2004 and 2003

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as the Company or Fastenal) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company’s consolidated financial statements as of and for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(2)	Stockholders’ Equity and Stock-Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation —Transition and Disclosure. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. As of March 31, 2004, the Company has two stock option employee compensation plans.

Certain employees of the Company have been granted options to purchase common stock of the Company under the Robert A. Kierlin Stock Option Plan (RAK Option Plan). The RAK Option Plan was sponsored by the Company’s founder and does not involve a commitment by the Company. Mr. Kierlin granted options under the RAK Option Plan in 2002, 2001, and 2000. The options issued in 2002 will become exercisable on June 1, 2004 and will expire on November 30, 2004. The options issued in 2001 and 2000, not previously exercised, expired on December 31, 2003 and 2002, respectively.

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

March 31, 2004 and 2003

(Unaudited)

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to the Fastenal Option Plan:

	Three months ended March 31,
	2004	2003
Basic—weighted shares outstanding	75,877	75,877
Weighted shares assumed upon exercise of stock options	88	—

Diluted—weighted shares outstanding	75,965	75,877

The table above reflects dilution from the potentially dilutive option securities granted in May 2003 as the average market price exceeded the exercise price during the relevant period during which options were outstanding.

The Company accounts for both the RAK Option Plan and the Fastenal Option Plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net earnings as all options to purchase common stock of the Company granted under these two plans had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for all awards:

	Three months ended March 31,
	2004	2003
Reported net earnings	$28,147	19,041
Stock-based employee compensation expense, net of related tax effects	358	479

Pro forma net earnings	$27,789	18,562

Reported basic and diluted net earnings per share	$.37	.25
Pro forma basic and diluted net earnings per share	$.37	.24

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

March 31, 2004 and 2003

(Unaudited)

The fair value of each stock option is estimated as of the grant date using the Black-Scholes option-pricing model. The assumptions used and the estimated fair values are as follows:

Year of grant	Risk-free interest rate	Expected life of option in years	Expected dividend yield	Expected stock volatility	Estimated fair value of stock option

2003	4.5%	3.42	0.2%	30.33%	$7.56
2002	4.5%	2.66	0.2%	27.03%	$6.65
2001	5.0%	2.75	0.2%	37.66%	$8.07

(3)	Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Three months ended March 31,
	2004	2003

Net earnings	$28,147	19,041
Translation adjustment	(498)	2,282

Total comprehensive income	$27,649	21,323

(4)	Operating Leases with Guarantees

The Company leases certain pick-up trucks under operating leases. These leases typically have a 72 month term and include an early buy out clause the Company generally exercises, thereby giving the leases an effective term of 12-15 months. Certain operating leases for vehicles contain residual value guarantee provisions, which could become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration, of the leases that contain residual value guarantees, is approximately $5,780. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

March 31, 2004 and 2003

(Unaudited)

(5)	Recent Accounting Pronouncements

In 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. The consolidation requirements of FIN 46 are effective for the first reporting period ending after December 15, 2003 for entities considered to be special-purpose entities. The consolidation requirements for all other entities subject to FIN 46 are effective for financial statements of the first reporting period ending after March 15, 2004. We do not have any ownership or other interest in any variable interest entities as of March 31, 2004. We will apply the consolidation requirements of FIN 46 in future periods should an interest in a variable interest entity be acquired.

(Continued)

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

Business Overview—Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. Most of the Company’s customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufactures (OEM) and maintenance and repair operations (MRO). Other users of the Company’s product include farmers, truckers, railroads, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our customers are primarily located in North America.

Financial Overview—Over the past three years the global manufacturing recession negatively impacted the Company’s performance, and that of the industry as a whole. This negative impact of the economy has reversed itself since July 2003. The impact of the economy is best reflected in the growth performance of our stores greater than five years old. These stores are more cyclical due to the increased market share they enjoy in their local markets. The net sales growth rate of stores more than five years old was as follows:

	Three months ended March 31,
	2004	2003

Growth percentage	11.2%	4.1%

Our stores that are two to five years old are also impacted by the economy, but to a lesser degree. The net sales growth rate of our stores that are two to five years old was as follows:

	Three months ended March 31,
	2004	2003

Growth percentage	24.9%	23.1%

Combined these two groups represent a consistent “same store” view of our business. These stores, which are more than two years old, had net sales growth rates as follows:

	Three months ended March 31,
	2004	2003

Growth percentage	13.6%	6.7%

(Continued)

ITEM 2. (Continued)

Net sales—Net sales were as follows:

	Three months ended March 31,
	2004	2003

Net sales	$284,206	235,843
Percentage change	20.5%

The increases in net sales in both periods came primarily from higher unit sales, the benefit of one additional selling day (with respect to 2004 only), and to a lesser degree, increases in prices. Price increases, due to inflation in steel pricing, added approximately 2% to sales during the quarter. The higher unit sales resulted from increases in sales at older store sites (discussed earlier) and the opening of new store sites in 2003 and 2004.

The mix of sales from the original Fastenal® product line (which consists primarily of threaded fasteners) and from the newer product lines was as follows:

Product line	Three months ended March 31,
	2004	2003

Fastener product line	55.0%	55.2%
Newer product lines	45.0%	44.8%

Gross profit margins—Gross profit margins were:

	Three months ended March 31,
	2004	2003

Gross profit margins	50.3%	49.5%

The improvement in gross profit margins resulted primarily from three factors. The largest factor relates to the impact of rising steel prices. As a reseller of industrial products, primarily steel-based industrial products, Fastenal has been forced to increase its selling prices. These increases resulted in approximately 2% of additional sales dollars in the first quarter of 2004. To date, the price increases relate primarily to CSP (defined below) products, to changes in our wholesale (or list) pricing, and, to a lesser degree, to increases in the selling prices to our key account customers; the latter being less immediate. The short-term gross profit margin benefited from these changes as the increased cost of new inventory, still on the shelf, is included in ending inventory, and will impact cost of sales over the three to six month ‘turn’ period between purchase and sale of the product. Most of this short-term benefit will be eliminated as the year progresses; however, Fastenal’s ability to continue raising its prices in reaction to inbound cost increases should allow us to retain some of the increased gross profit margin.

(Continued)

ITEM 2. (Continued)

The second factor impacting gross profit margins relates to vendor incentive programs, including vendor freight allowances and rebates. The third factor impacting gross profit margins relates to improvements in freight costs, primarily inbound. The strengthening economy and the related increase in selling activity positively impacted these last two items. We expect the current economic activity, and its impact on our sales growth rates, will continue to maintain the improvement related to vendor incentives and freight costs.

Operating and administrative expenses—Operating and administrative expenses, as a percentage of net sales, were:

	Three months ended March 31,
	2004	2003

Operating and administrative expenses	34.3%	36.5%

The change in the percent resulted primarily from tight management of employee numbers throughout the organization. There were 5,014 store employees as of March 31, 2004, an increase of 3.7% from December 31, 2003 and an increase of 3.4% over March 31, 2003. As was previously discussed in our 2003 annual report, payroll and related expenses represent approximately 70% of operating and administrative expenses. Effective management of this expense allows us to leverage the sales growth more effectively.

Net earnings—Net earnings and net earnings per share were as follows:

	Three months ended March 31,
	2004	2003

Net earnings	$28,147	19,041
Percentage change	47.8%

Basic and diluted net earnings per share	$.37	.25
Percentage change	48.0%

The Company increased its net earnings in the first quarter primarily due to the aforementioned: (1) growth in net sales, (2) improvements in gross profit margins and (2) the tight management of employee numbers throughout the organization which caused operating and administrative expenses to grow at a rate less that the growth in net sales.

(Continued)

ITEM 2. (Continued)

General Discussion—The twelve months of 2001, 2002, and 2003 and the first three months of 2004, excluding the DIY Business, had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2001	20.0%	16.2%	11.4%	9.0%	9.4%	7.6%	7.4%	5.9%	4.8%	1.0%	-0.5%	1.4%
2002	2.7%	4.8%	6.0%	9.3%	9.4%	11.0%	8.7%	10.4%	12.5%	13.3%	17.9%	11.6%
2003	13.3%	10.3%	14.5%	9.9%	9.5%	8.5%	11.0%	11.4%	10.8%	13.9%	14.5%	16.9%
2004	16.1%	20.1%	19.1%

The twelve months of 2001, 2002, and 2003 and the first three months of 2004, including the DIY Business, had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2001	20.0%	16.2%	11.4%	9.0%	9.4%	7.6%	7.4%	5.9%	8.7%	4.1%	2.5%	5.1%
2002	5.6%	7.1%	8.9%	12.0%	12.3%	13.7%	11.6%	13.1%	11.0%	10.2%	14.3%	7.8%
2003	10.2%	7.9%	11.5%	7.2%	6.7%	6.0%	8.2%	8.8%	8.4%	13.7%	14.5%	16.9%
2004	16.1%	20.1%	19.1%

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

During July 2002, the daily sales growth rate decreased, began to improve again in August 2002 through November 2002, and slipped in December 2002, the final month of the year. The first six months of 2003 continued the choppy trend in net sales growth experienced in the second half of 2002, while the July 2003 to March 2004 time frame represents some stabilization and improvement in the growth rates. The choppy trend, which the Company experienced from July 2002 until June 2003, reflects the alternating strengthening and weakening in the industrial economy during that period, while the July 2003 to March 2004 improvement reflects continued strengthening in the economy as it relates to the customers we sell to in North America and the impact of the CSP initiative (as discussed below). See also the impact of price increases included in the gross profit discussion earlier.

(Continued)

ITEM 2. (Continued)

As discussed in previous public statements, the Company’s goal is to continue opening approximately 10% to 15% new stores each year (calculated on the ending number of stores in the previous year). On December 31, 2003, the Company operated 1,314 stores; therefore, as previously announced, we expect to open approximately 135 to 200 new stores in 2004. The Company would consider raising that number if the economy continues to improve as we have seen over the last nine months. The Company opened 151 new stores in 2003 (or an increase over December 31, 2002 of 12.9%) and 144 new store sites in 2002 (or an increase over December 31, 2001 of 14.0%). While the new stores continue to build the infrastructure for future growth, the first year sales are low, and the added expenses related to payroll, occupancy, and transportation costs do impact the Company’s ability to leverage earnings. As disclosed in the past, it has been the Company’s experience that new stores take approximately ten to twelve months to achieve profitability. The planned openings can be altered in a short time span, usually less than 60 to 90 days.

During 2002, Fastenal began its Customer Service Project (CSP). This project centers on stocking a broader inventory in each of our stores and displaying it so our customers can service themselves. The impact of this project on our inventory will vary from store to store. The inventory stocked under a CSP format consists of a core stocking level of approximately $55 per location. Existing stores stock some, but not all, of the inventory stocked under the CSP format. The existing stores converted have experienced increases in their inventory levels as they fill out the product selection. New stores, prior to the CSP, opened with approximately $25 of inventory per location, and would grow this amount to approximately $50 after operating for twelve months. On March 31, 2004, Fastenal had approximately 995 stores operating under this format. Fastenal currently intends to convert stores at the rate of approximately 20 to 40 stores per month through 2004.

Critical Accounting Policies—A discussion of the critical accounting policies related to accounting estimates is contained in the Company’s 2003 Annual Report.

(Continued)

ITEM 2. (Continued)

Liquidity and Capital Resources—

Cash flow activity was as follows:

	Three months ended March 31,
	2004	2003

Net cash provided by operating activities	$28,349	8,964
Net cash used in investing activities	13,607	74
Net cash used in financing activities	11,382	4,553

Net cash provided by operating activities increased due to the growth in net earnings, the reduced growth in inventories, the growth in accounts payable, and the growth in income taxes payable. The latter is a first quarter item that typically reverses in the second quarter when two estimated tax payments become due. The decrease in inventory growth from 2003 to 2004 was primarily related to the aforementioned CSP initiative. The cash flow impacts of these items were partially offset due to the increase in trade accounts receivable. The growth in trade accounts was driven by the growth in sales and by the two additional business days in March 2004 versus March 2003.

Net cash used in investing activities increased primarily due to changes in marketable securities, with a partial offset from the decrease in property and equipment expenditures.

Property and equipment expenditures in 2004 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the renovations of the North Carolina distribution center (a relocation of the existing distribution center which will became operational in the future), (4) the purchase of signage, shelving, and other fixed assets related to the implementation of the CSP, and (5) the addition of manufacturing and warehouse equipment. In addition to the property and equipment expansion just noted, the Company has increased the number of owned locations to lower its occupancy costs. Disposals of property and equipment related to the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business and from the disposal of the building formerly used to house the Company’s Indianapolis distribution center.

Cash requirements for these asset changes were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of March 31, 2004, the Company had no material outstanding commitments for capital expenditures. Management anticipates funding its current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from its borrowing capacity.

Net cash used in financing activities were entirely related to the payment of dividends.

A discussion of the nature and amount of future cash commitments is contained in Company’s 2003 Annual Report.

(Continued)

ITEM 2. (Continued)

Certain Risks and Uncertainties—This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding planned store openings, the timeline for altering planned openings, the time before new stores typically achieve profitability, the continuance of our ‘customer service project’ conversion, the continuance of Fastenal’s ability to raise prices in reaction to inbound cost increases, the continuance of the improvements related to vendor incentives and freight costs, future operation of the relocated North Carolina distribution center, and the funding of expansion plans. The following factors are among those that could impact the Company’s plans and performance, and cause the Company’s actual results to differ materially from those predicted in such forward-looking statements: (i) an upturn or downturn in the economy could impact sales at stores, the rate of new store and distribution center openings, additions of new employees, and the time it typically takes a new store to achieve profitability, (ii) an upturn or downturn in the economy, or a change in product mix, could impact gross margins and the Company’s ability to earn vendor incentives and leverage freight costs, (iii) a change, from that projected, in the number of smaller and larger communities able to support future store sites could impact the rate of new store openings and additions of new employees, (iv) the ability of the Company to develop product expertise at the store level, to identify future product lines that complement existing product lines, to transport and store certain hazardous products and to otherwise integrate new product lines into the Company’s existing stores and distribution network could impact sales and margins, (v) increases or decreases in fuel and utility costs could impact distribution and occupancy expenses of the Company, (vi) the ability of the Company to successfully attract and retain qualified personnel to staff the Company’s smaller community stores could impact sales at stores and the rate of new store openings, (vii) changes in governmental regulations related to product quality or product source traceability could impact the cost to the Company of regulatory compliance, (viii) inclement weather could impact the Company’s distribution network, (ix) foreign currency fluctuations, changes in trade relations, or fluctuations in the relative strength of foreign economies could impact the ability of the Company to procure products overseas at competitive prices and the Company’s foreign sales, (x) disruptions caused by the implementation of the Company’s new management information systems infrastructure could impact sales, (xi) changes in the rate of new store openings could impact expenditures for computers and other capital equipment, (xii) changes in the availability of suitable land and buildings could impact expenditures for additional owned locations which house our store sites, which in turn could alter the Company’s plans to increase the number of owned locations, (xiii) disruption related to the ‘CSP’ implementation could cause expenses and inventory investments to increase, which in turn could cause the Company to reevaluate implementation of the project, (xiv) changes in stocking and buying patterns related to product, both domestic and imported, could result in the Company being unable to reduce its distribution center inventories to the extent anticipated and the Company failing to achieve inventory turns in the future similar to those before the CSP initiative began and could have a negative impact on cash flows from investing activities, and (xv) actions of competitors, suppliers, and customers could impact the Company’s ability to raise prices.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from changes in interest rates, foreign currency exchange rates, and commodity steel pricing. Changes in these factors cause fluctuations in the Company’s earnings and cash flows. The Company evaluates and manages exposure to these market risks as follows:

Interest Rates— The Company has a $15 million line of credit of which $0 was outstanding at March 31, 2004. The line bears interest at 0.9% over the LIBOR rate. The Company pays no fee for the unused portion of the line of credit.

Foreign Currency Exchange Rates— Foreign currency fluctuations can affect the Company’s net investments and earnings denominated in foreign currencies. The Company’s primary exchange rate exposure is with the Canadian dollar against the U.S. dollar. The Company’s estimated net earnings exposure for foreign currency exchange rates was not material at March 31, 2004.

Commodity Steel Pricing— The Company buys and sells various types of steel products; these products consist primarily of different types of threaded fasteners. During the last decade, there has been nominal movement in overall product pricing, with some deflation occurring in the wake of the economic crisis of the Far East markets that occurred in the late 1990’s. The trend has reversed to inflation over the last twelve months. The Company is exposed to the impacts of commodity steel pricing and its related ability to pass through the impacts to its end customers.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures— As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer of Fastenal, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Reports on Form 8-K:

Fastenal Company filed one report on Form 8-K during the quarter ended March 31, 2004. This Form 8-K was filed on January 27, 2004 and furnished a copy of the earnings press release issued on January 20, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

/s/ Willard D. Oberton
(Willard D. Oberton, Chief Executive Officer) (Duly Authorized Officer)

Date April 30, 2004	/s/ Daniel L. Florness
(Daniel L. Florness, Chief Financial Officer) (Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended prior to May 10, 2002	(Incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended March 31, 1993)

3.2	Articles of Amendment to Restated Articles of Incorporation of Fastenal Company effective May 10, 2002	(Incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-88170)

3.3	Restated By-Laws of Fastenal Company	(Incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed