Form 10-Q
period 2004-06-30
FASTENAL CO
filed 2004-07-26
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004,

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at July 26, 2004
Common Stock, $.01 par value	75,877,376

FASTENAL COMPANY

PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

	(Unaudited) June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$42,701	49,750
Marketable securities	19,656	21,142
Trade accounts receivable, net of allowance for doubtful accounts of $4,693 and $4,070, respectively	163,946	128,756
Inventories	262,032	232,884
Deferred income tax asset	4,154	4,154
Other current assets	16,815	17,446
Refundable income taxes	—	64

Total current assets	509,304	454,196

Marketable securities	37,717	24,725
Property and equipment, less accumulated depreciation	177,611	169,553
Other assets, less accumulated amortization	3,146	3,069

Total assets	$727,778	651,543

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$48,261	40,124
Accrued expenses	28,327	20,817
Income taxes payable	10,888	—

Total current liabilities	87,476	60,941

Deferred income tax liability	13,862	13,862

Stockholders’ equity:
Preferred stock	—	—
Common stock, 100,000,000 shares authorized 75,877,376 shares issued and outstanding	759	759
Additional paid-in capital	9,445	9,445
Retained earnings	613,475	561,878
Accumulated other comprehensive income	2,761	4,658

Total stockholders’ equity	626,440	576,740

Total liabilities and stockholders’ equity	$727,778	651,543

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	(Unaudited) Six months ended June 30,		(Unaudited) Three months ended June 30,
	2004	2003	2004	2003
Net sales	$594,349	484,955	310,143	249,112

Cost of sales	294,163	244,884	152,936	125,738

Gross profit	300,186	240,071	157,207	123,374

Operating and administrative expenses	198,646	174,075	101,193	88,106
Loss on sale of property and equipment	512	154	116	23

Operating income	101,028	65,842	55,898	35,245

Interest income	531	556	283	293

Earnings before income taxes	101,559	66,398	56,181	35,538

Income tax expense	38,580	25,430	21,349	13,611

Net earnings	62,979	40,968	34,832	21,927

Basic and diluted net earnings per share	$0.83	0.54	0.46	0.29

Basic weighted average shares outstanding	75,877	75,877	75,877	75,877

Diluted weighted average shares outstanding	75,968	75,877	75,981	75,877

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	(Unaudited) Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$62,979	40,968
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	11,224	9,996
Loss on sale of property and equipment	512	154
Bad debt expense	3,362	2,899
Amortization of non-compete agreement	34	34
Changes in operating assets and liabilities:
Trade accounts receivable	(38,552)	(24,743)
Inventories	(29,148)	(10,698)
Other current assets	631	(1,367)
Accounts payable	8,137	(1,750)
Accrued expenses	7,510	5,852
Income taxes, net	10,952	8,966
Other	(1,802)	4,713

Net cash provided by operating activities	35,839	35,024

Cash flows from investing activities:
Purchase of property and equipment	(23,015)	(24,188)
Proceeds from sale of property and equipment	3,221	1,635
Net (increase) decrease in marketable securities	(11,506)	14,380
Increase in other assets	(111)	(124)

Net cash used in investing activities	(31,411)	(8,297)

Cash flows from financing activities:
Payment of dividends	(11,382)	(4,553)

Net cash used in financing activities	(11,382)	(4,553)

Effect of exchange rate changes on cash	(95)	370

Net increase (decrease) in cash and cash equivalents	(7,049)	22,544

Cash and cash equivalents at beginning of period	49,750	14,296

Cash and cash equivalents at end of period	$42,701	36,840

Supplemental disclosure of cash flow information:
Cash paid during each period for:
Income taxes	$27,628	16,464

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

June 30, 2004 and 2003

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

(2) Stockholders’ Equity and Stock-Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. As of June 30, 2004, the Company has two stock option employee compensation plans.

Certain employees of the Company have been granted options to purchase common stock of the Company under the Robert A. Kierlin Stock Option Plan (RAK Option Plan). The RAK Option Plan was sponsored by the Company’s founder and does not involve a commitment by the Company. Mr. Kierlin granted options under the RAK Option Plan in 2002, 2001, and 2000. The options issued in 2002 became exercisable on June 1, 2004 and will expire on November 30, 2004. The options issued in 2001 and 2000, not previously exercised, expired on December 31, 2003 and 2002, respectively.

On April 15, 2003, the shareholders of the Company approved the Fastenal Company Stock Option Plan (Fastenal Option Plan). The aggregate number of authorized and unissued shares of common stock of the Company for which options may be granted and which may be purchased upon the exercise of options granted under the Fastenal Option Plan was set at 3,793,865. The Company granted options to purchase 465,075 shares of common stock of the Company under the Fastenal Option Plan in May 2003. These options will become exercisable on June 1, 2006 and will expire on November 30, 2006. The exercise price for the granted options is $40 per share. No options have been granted in 2004.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

June 30, 2004 and 2003

(Unaudited)

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to the Fastenal Option Plan:

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
Basic—weighted shares outstanding	75,877	75,877	75,877	75,877
Weighted shares assumed upon exercise of stock options	91	—	104	—

Diluted—weighted shares outstanding	75,968	75,877	75,981	75,877

The dilutive impact summarized above relates to periods when the average market price of Company stock exceeded the exercise price of the potentially dilutive option securities granted in May 2003. The Company has granted no other potentially dilutive options securities.

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

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
Reported net earnings	$62,979	40,968	34,832	21,927
Stock-based employee compensation expense, net of related tax effects	716	1,042	358	563

Pro forma net earnings	$62,263	39,926	34,474	21,364

Reported basic and diluted net earnings per share	$.83	.54	.46	.29
Pro forma basic and diluted net earnings per share	$.82	.53	.45	.28

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

June 30, 2004 and 2003

(Unaudited)

The fair value of each stock option is estimated as of the grant date using the Black-Scholes option-pricing model. The assumptions used and the estimated fair values are as follows:

Year of grant	Risk-free interest rate	Expected life of option in years	Expected dividend yield	Expected stock volatility	Estimated fair value of stock option
2003	4.5%	3.42	0.2%	30.33%	$7.56
2002	4.5%	2.66	0.2%	27.03%	$6.65
2001	5.0%	2.75	0.2%	37.66%	$8.07

(3) Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
Net earnings	$62,979	40,968	34,832	21,927
Translation adjustment	(1,583)	5,083	(1,085)	2,801
Change in marketable securities	(314)	—	(314)	—

Total comprehensive income	$61,082	46,051	33,433	24,728

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

June 30, 2004 and 2003

(Unaudited)

(4) Unrealized Investment Losses

The following table shows our investment’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2004:

	Less than 12 months		12 months or more		Total
Description	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Federal mortgage backed security	$10,819	(170)	—	—	$10,819	(170)
State and municipal bonds	19,861	—	—	—	19,861	—
Corporate bonds	9,058	(144)	—	—	9,058	(144)
Certificates of deposit or money market	17,635	—	—	—	17,635	—

Total	$57,373	(314)	—	—	$57,373	(314)

As was disclosed in our 2003 Annual Report, the Company classifies these securities as available-for-sale. Available-for-sale securities are recorded at fair value based on current market value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings, but are included in comprehensive income, and are reported as a separate component of stockholders’ equity until realized.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

June 30, 2004 and 2003

(Unaudited)

(5) Operating Leases with Guarantees

The Company leases certain pick-up trucks under operating leases. These leases typically have a 72 month term and include an early buy out clause the Company generally exercises, thereby giving the leases an effective term of 12-15 months. Certain operating leases for vehicles contain residual value guarantee provisions, which could become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration, of the leases that contain residual value guarantees, is approximately $6,214. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.

(6) Recent Accounting Pronouncements

In 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 was subsequently revised in December 2003 by the issuance of FIN 46R to provide additional guidance on the application and scope of FIN 46. FIN 46 and 46R provide accounting requirements for a business enterprise to consolidate related entities in which it is determined to be the primary beneficiary as a result of its variable economic interests. The interpretation provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary.

The interpretations outline consolidation and disclosure requirements for variable interest entities. We do not have any ownership or other interest in any variable interest entities as of June 30, 2004. We will apply the consolidation requirements in future periods should an interest in a variable interest entity be acquired.

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

Business Overview— Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. Most of the Company’s customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufactures (OEM) and maintenance and repair operations (MRO). Other users of the Company’s product include farmers, truckers, railroads, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our customers are primarily located in North America.

Financial Overview— Over the past three years the global manufacturing recession negatively impacted the Company’s performance, and that of the industry as a whole. This negative impact of the economy has reversed itself since July 2003. The impact of the economy is best reflected in the growth performance of our stores greater than five years old. These stores are more cyclical due to the increased market share they enjoy in their local markets. The net sales growth rate of stores more than five years old was as follows:

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
Growth percentage	14.4%	2.2%	17.5%	0.5%

Our stores that are two to five years old are also impacted by the economy, but to a lesser degree. The net sales growth rate of our stores that are two to five years old was as follows:

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
Growth percentage	24.3%	18.8%	23.8%	15.0%

Combined these two groups represent a consistent “same store” view of our business. These stores, which are more than two years old, had net sales growth rates as follows:

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
Growth percentage	16.2%	4.6%	18.7%	2.7%

(Continued)

ITEM 2. (Continued)

Net sales— Net sales were as follows:

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
Net sales	$594,349	484,955	310,143	249,112
Percentage change	22.6%		24.5%

The increases in net sales in both periods came primarily from higher unit sales, the benefit of one additional selling day (with respect to the six months ended June 30, 2004 only), and to a lesser degree, increases in prices. Price increases, due to inflation in steel pricing, added approximately 2.5% to sales during the six and three month periods in 2004. The higher unit sales resulted from increases in sales at older store sites (discussed earlier) and the opening of new store sites in 2003 and 2004.

The mix of sales from the original Fastenal® product line (which consists primarily of threaded fasteners) and from the newer product lines was as follows:

	Six months ended June 30,		Three months ended June 30,
Product line	2004	2003	2004	2003
Fastener product line	55.4%	55.0%	55.8%	54.9%
Newer product lines	44.6%	45.0%	44.2%	45.1%

Gross profit margins— Gross profit margins were:

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
Gross profit margins	50.5%	49.5%	50.7%	49.5%

The improvement in gross profit margins resulted primarily from four factors. The largest factor relates to the impact of rising steel prices. As a reseller of industrial products, primarily steel-based industrial products, Fastenal has been forced to increase its selling prices. These increases resulted in approximately 2.5% of additional sales dollars in the first half of 2004. To date, the price increases relate primarily to CSP (defined below) products, to changes in our wholesale (or list) pricing, and, to a lesser degree, to increases in the selling prices to our key account customers; the latter being less immediate. The short-term gross profit margin benefited from these changes as the increased cost of new inventory, still on the shelf, is included in ending inventory, and will impact cost of sales over the three to six month ‘turn’ period between purchase and sale of the product. Some of this short-term benefit will be eliminated as the year progresses; however, Fastenal’s ability to continue raising its prices in reaction to inbound cost increases should allow us to retain some of the increased gross profit margin.

(Continued)

ITEM 2. (Continued)

The second factor impacting gross profit margins relates to the strength in our fastener product line in the current economy. As previously discussed, this product line grew as a percentage of sales and enjoys the highest gross profit margin percentage of all of our product lines. The third factor impacting gross profit margins relates to vendor incentive programs, including vendor freight allowances and rebates. The fourth factor impacting gross profit margins relates to improvements in freight costs, primarily inbound. The strengthening economy and the related increase in selling activity positively impacted these last two items. We expect the current economic activity, and its impact on our sales growth rates, will continue to maintain the improvement related to vendor incentives and freight costs.

Operating and administrative expenses— Operating and administrative expenses, as a percentage of net sales, were:

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
Operating and administrative expenses	33.4%	35.9%	32.6%	35.4%

The change in the percent resulted primarily from tight management of employee numbers throughout the organization. There were 5,297 store employees as of June 30, 2004, an increase of 9.6% from December 31, 2003 and an increase of 13.5% over June 30, 2003. As was previously discussed in our 2003 annual report, payroll and related expenses have historically represented approximately 70% of operating and administrative expenses. Effective management of this expense allows us to leverage the sales growth more effectively.

Net earnings— Net earnings and net earnings per share were as follows:

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
Net earnings	$62,979	40,968	34,832	21,927
Percentage change	53.7%		58.9%

Basic and diluted net earnings per share	$.83	.54	.46	.29
Percentage change	53.7%		58.6%

The Company increased its net earnings in the second quarter primarily due to the aforementioned: (1) growth in net sales, (2) improvements in gross profit margins and (2) the tight management of employee numbers throughout the organization which caused operating and administrative expenses to grow at a rate less than the growth in net sales.

(Continued)

ITEM 2. (Continued)

General Discussion— The twelve months of 2001, 2002, and 2003 and the first six months of 2004, excluding the DIY Business (which we acquired on August 31, 2001 and disposed of on October 3, 2002), had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2001	20.0%	16.2%	11.4%	9.0%	9.4%	7.6%	7.4%	5.9%	4.8%	1.0%	-0.5%	1.4%
2002	2.7%	4.8%	6.0%	9.3%	9.4%	11.0%	8.7%	10.4%	12.5%	13.3%	17.9%	11.6%
2003	13.3%	10.3%	14.5%	9.9%	9.5%	8.5%	11.0%	11.4%	10.8%	13.9%	14.5%	16.9%
2004	16.1%	20.1%	19.1%	22.1%	25.6%	25.7%

The twelve months of 2001, 2002, and 2003 and the first six months of 2004, including the DIY Business, had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2001	20.0%	16.2%	11.4%	9.0%	9.4%	7.6%	7.4%	5.9%	8.7%	4.1%	2.5%	5.1%
2002	5.6%	7.1%	8.9%	12.0%	12.3%	13.7%	11.6%	13.1%	11.0%	10.2%	14.3%	7.8%
2003	10.2%	7.9%	11.5%	7.2%	6.7%	6.0%	8.2%	8.8%	8.4%	13.7%	14.5%	16.9%
2004	16.1%	20.1%	19.1%	22.1%	25.6%	25.7%

The first table reflects growth rates of Fastenal excluding $16,974 and $8,526 of DIY Business net sales from January 1, 2002 to October 3, 2002 and from August 31, 2001 to December 31, 2001, respectively (the period of time the DIY Business was owned). Management included the first table above because we believe it provides a consistent presentation of the growth rates of Fastenal’s branch-based business and ongoing operations before, during, and after the period in which the DIY Business was owned and operated.

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

During July 2002, the daily sales growth rate decreased, began to improve again in August 2002 through November 2002, and slipped in December 2002, the final month of the year. The first six months of 2003 continued the choppy trend in net sales growth experienced in the second half of 2002, while the July 2003 to June 2004 time frame represents initial stabilization and then continued improvement in the growth rates.

The choppy trend, which the Company experienced from July 2002 until June 2003, reflects the alternating strengthening and weakening in the industrial economy during that period, while the July 2003 to June 2004 improvement reflects continued strengthening in the economy as it relates to the customers we sell to in North America and the impact of the CSP initiative (as discussed below). See also the impact of price increases included in the gross profit discussion earlier.

(Continued)

ITEM 2. (Continued)

As discussed in previous public statements, the Company’s long-term goal has been to continue opening approximately 10% to 15% new stores each year (calculated on the ending number of stores in the previous year). Given the economic strength we are currently experiencing, the Company expects its 2004 new store openings to be in a range of 13% to 18% (calculated on the same base as above). On December 31, 2003, the Company operated 1,314 stores; therefore, we currently expect to open approximately 170 to 240 new stores in 2004. The Company would consider raising or lowering that number if the economy were to change over the remaining six months of 2004. The Company opened 127 stores in the first six months of 2004.

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

During 2002, Fastenal began its Customer Service Project (CSP). This project centers on stocking a broader inventory in each of our stores and displaying it so our customers can service themselves. The impact of this project on our inventory will vary from store to store. The inventory stocked under a CSP format consists of a core stocking level of approximately $55 per location. Existing stores stock some, but not all, of the inventory stocked under the CSP format. The existing stores converted have experienced increases in their inventory levels as they fill out the product selection. New stores, prior to the CSP, opened with approximately $25 of inventory per location, and would grow this amount to approximately $50 after operating for twelve months. On June 30, 2004, Fastenal had approximately 1,149 stores operating under the CSP format. Fastenal currently intends to convert stores at the rate of approximately 20 to 40 stores per month through 2004.

Critical Accounting Policies— A discussion of the critical accounting policies related to accounting estimates is contained in the Company’s 2003 Annual Report.

(Continued)

ITEM 2. (Continued)

Liquidity and Capital Resources—

Cash flow activity was as follows:

	Six months ended June 30,
	2004	2003
Net cash provided by operating activities	$35,839	35,024
Net cash used in investing activities	$31,411	8,297
Net cash used in financing activities	$11,382	4,553

Net cash provided by operating activities was consistent with the prior year as the growth in net earnings was offset by the net growth in trade accounts receivable, inventory, and accounts payable. The 2003 amount was also impacted by increases in the value of assets in our foreign operations, primarily Canada, due to changes in currency exchange rates. The growth in trade accounts receivable, inventory, and accounts payable was driven by the growth in sales, by the store openings, and by the expanded direct inventory purchases and, in the case of trade accounts receivable only, by the one additional business day in June 2004 versus June 2003. The inventory increase related to the store openings for the six months and related to the expanded direct purchasing was approximately $7,000 and $5,000, respectively.

Net cash used in investing activities increased primarily due to changes in marketable securities, as property and equipment expenditures were consistent in both periods.

Property and equipment expenditures in 2004 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the renovations of the North Carolina distribution center (a relocation of the existing distribution center which became operational in the second quarter), (4) the purchase of signage, shelving, and other fixed assets related to the implementation of the CSP, and (5) the addition of manufacturing and warehouse equipment. In addition to the property and equipment expansion just noted, the Company has increased the number of owned locations to lower its occupancy costs. Disposals of property and equipment related to the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business and from the disposal of the building formerly used to house the Company’s Indianapolis distribution center.

Cash requirements for these asset changes were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of June 30, 2004, the Company had no material outstanding commitments for capital expenditures. Management anticipates funding its current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from its borrowing capacity.

Net cash used in financing activities were entirely related to the payment of dividends.

A discussion of the nature and amount of future cash commitments is contained in Company’s 2003 Annual Report.

(Continued)

ITEM 2. (Continued)

Certain Risks and Uncertainties— This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding planned store openings, the timeline for altering planned openings, the time before new stores typically achieve profitability, the continuance of our ‘customer service project’ conversion, the continuance of Fastenal’s ability to raise prices in reaction to inbound cost increases, the continuance of the improvements related to vendor incentives and freight costs, and the funding of expansion plans. The following factors are among those that could impact the Company’s plans and performance, and cause the Company’s actual results to differ materially from those predicted in such forward-looking statements: (i) an upturn or downturn in the economy could impact sales at stores, the rate of new store and distribution center openings, additions of new employees, and the time it typically takes a new store to achieve profitability, (ii) an upturn or downturn in the economy, a change in product mix, or the impact of changes in steel prices, could impact gross margins and the Company’s ability to earn vendor incentives and leverage freight costs, (iii) a change, from that projected, in the number of smaller and larger communities able to support future store sites could impact the rate of new store openings and additions of new employees, (iv) the ability of the Company to develop product expertise at the store level, to identify future product lines that complement existing product lines, to transport and store certain hazardous products and to otherwise integrate new product lines into the Company’s existing stores and distribution network could impact sales and margins, (v) increases or decreases in fuel and utility costs could impact distribution and occupancy expenses of the Company, (vi) the ability of the Company to successfully attract and retain qualified personnel to staff the Company’s smaller community stores could impact sales at stores and the rate of new store openings, (vii) changes in governmental regulations related to product quality or product source traceability could impact the cost to the Company of regulatory compliance, (viii) inclement weather could impact the Company’s distribution network, (ix) foreign currency fluctuations, changes in trade relations, or fluctuations in the relative strength of foreign economies could impact the ability of the Company to procure products overseas at competitive prices and the Company’s foreign sales, (x) disruptions caused by the implementation of the Company’s new management information systems infrastructure could impact sales, (xi) changes in the rate of new store openings could impact expenditures for computers and other capital equipment, (xii) changes in the availability of suitable land and buildings could impact expenditures for additional owned locations which house our store sites, which in turn could alter the Company’s plans to increase the number of owned locations, (xiii) disruption related to the ‘CSP’ implementation could cause expenses and inventory investments to increase, which in turn could cause the Company to reevaluate implementation of the project, (xiv) changes in stocking and buying patterns related to product, both domestic and imported, could result in the Company being unable to reduce its distribution center inventories to the extent anticipated and the Company failing to achieve inventory turns in the future similar to those before the CSP initiative began and could have a negative impact on cash flows from investing activities, and (xv) actions of competitors, suppliers, and customers could impact the Company’s ability to raise prices.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from changes in interest rates, foreign currency exchange rates, and commodity steel pricing. Changes in these factors cause fluctuations in the Company’s earnings and cash flows. The Company evaluates and manages exposure to these market risks as follows:

Interest Rates— The Company has a $15 million line of credit of which $0 was outstanding at June 30, 2004. The line bears interest at 0.9% over the LIBOR rate. The Company pays no fee for the unused portion of the line of credit.

Foreign Currency Exchange Rates— Foreign currency fluctuations can affect the Company’s net investments and earnings denominated in foreign currencies. The Company’s primary exchange rate exposure is with the Canadian dollar against the U.S. dollar. The Company’s estimated net earnings exposure for foreign currency exchange rates was not material at June 30, 2004.

Commodity Steel Pricing— The Company buys and sells various types of steel products; these products consist primarily of different types of threaded fasteners. During the last decade, there has been nominal movement in overall product pricing, with some deflation occurring in the wake of the economic crisis of the Far East markets that occurred in the late 1990’s. The trend has reversed to inflation over the last twelve to fifteen months. The Company is exposed to the impacts of commodity steel pricing and its related ability to pass through the impacts to its end customers.

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

PART II—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of shareholders held on April 15, 2004, three matters were put to a vote of the shareholders. Proxies were solicited from shareholders unable to attend the meeting. Proxy votes are included in the results that follow.

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

The existing directors, Robert A. Kierlin, Stephen M. Slaggie, Michael M. Gostomski, John D. Remick, Henry K. McConnon, Robert A. Hansen, Willard D. Oberton, Reyne K. Wisecup, and Michael J. Dolan, were nominated. There were no other nominations. The nine nominees each received and had withheld the number of votes set forth opposite their names below:

Name of Director	Total Number of Votes Cast For	Total Number of Votes Withheld
Robert A. Kierlin	57,011,385	12,693,285
Stephen M. Slaggie	56,900,331	12,804,339
Michael M. Gostomski	67,530,339	2,174,331
John D. Remick	67,515,817	2,188,853
Henry K. McConnon	67,524,609	2,180,061
Robert A. Hansen	67,513,738	2,190,932
Willard D. Oberton	56,982,196	12,722,474
Reyne K. Wisecup	56,854,878	12,849,792
Michael J. Dolan	67,527,309	2,177,361

There were no broker non-votes. Abstentions totaled 2,158,429 shares.

Matter 2.	To ratify the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 2004.

Voting to adopt were 69,541,536 shares. Voting against the adoption were 88,866 shares. There were no broker non-votes. Abstentions totaled 74,268 shares.

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

Fastenal Company filed one report on Form 8-K during the quarter ended June 30, 2004. This Form 8-K was filed on April 13, 2004 and furnished a copy of the earnings press release issued on April 13, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

/s/ Willard D. Oberton
(Willard D. Oberton, Chief Executive Officer)
(Duly Authorized Officer)

Date July 26, 2004	/s/ Daniel L. Florness
(Daniel L. Florness, Chief Financial Officer)
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended prior to May 10, 2002	(Incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 1993)

3.2	Articles of Amendment to Restated Articles of Incorporation of Fastenal Company effective May 10, 2002	(Incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-88170)

3.3	Restated By-Laws of Fastenal Company	(Incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed