Form 10-Q
period 2004-09-30
FASTENAL CO
filed 2004-10-21
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004, or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at October 20, 2004
Common Stock, $.01 par value	75,877,376

FASTENAL COMPANY

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

	(Unaudited) September 30, 2004	December 31, 2003
Assets

Current assets:
Cash and cash equivalents	$26,032	49,750
Marketable securities	7,583	21,142
Trade accounts receivable, net of allowance for doubtful accounts of $5,183 and $4,070, respectively	170,265	128,756
Inventories	289,910	232,884
Deferred income tax asset	4,154	4,154
Other current assets	22,073	17,446
Refundable income taxes	—	64

Total current assets	520,017	454,196

Marketable securities	36,219	24,725
Property and equipment, less accumulated depreciation	185,715	169,553
Other assets, less accumulated amortization	3,202	3,069

Total assets	$745,153	651,543

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$47,242	40,124
Accrued expenses	29,439	20,817
Income taxes payable	9,566	—

Total current liabilities	86,247	60,941

Deferred income tax liability	13,862	13,862

Stockholders’ equity:
Preferred stock	—	—
Common stock, 100,000,000 shares authorized 75,877,376 shares issued and outstanding	759	759
Additional paid-in capital	9,445	9,445
Retained earnings	629,247	561,878
Accumulated other comprehensive income	5,593	4,658

Total stockholders’ equity	645,044	576,740

Total liabilities and stockholders’ equity	$745,153	651,543

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	(Unaudited) Nine months ended September 30,		(Unaudited) Three months ended September 30,
	2004	2003	2004	2003
Net sales	$920,027	743,285	325,678	258,330

Cost of sales	456,281	376,707	162,118	131,823

Gross profit	463,746	366,578	163,560	126,507

Operating and administrative expenses	306,461	263,157	107,815	89,082
Loss on sale of property and equipment	564	192	52	38

Operating income	156,721	103,229	55,693	37,387

Interest income	892	870	361	314

Earnings before income taxes	157,613	104,099	56,054	37,701

Income tax expense	59,893	39,869	21,313	14,439

Net earnings	97,720	64,230	34,741	23,262

Basic and diluted net earnings per share	$1.29	0.85	0.46	0.31

Basic weighted average shares outstanding	75,877	75,877	75,877	75,877

Diluted weighted average shares outstanding	75,981	75,877	76,009	75,877

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	(Unaudited) Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$97,720	64,230
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	17,304	15,107
Loss on sale of property and equipment	564	192
Bad debt expense	5,022	4,449
Amortization of non-compete agreement	50	50
Changes in operating assets and liabilities:
Trade accounts receivable	(46,531)	(36,760)
Inventories	(57,026)	(2,548)
Other current assets	(4,627)	(1,384)
Accounts payable	7,118	3,848
Accrued expenses	8,622	931
Income taxes, net	9,630	8,964
Other	878	4,804

Net cash provided by operating activities	38,724	61,883

Cash flows from investing activities:
Purchase of property and equipment	(37,994)	(34,010)
Proceeds from sale of property and equipment	3,964	3,081
Net decrease in marketable securities	2,065	14,215
Increase in other assets	(183)	(165)

Net cash used in investing activities	(32,148)	(16,879)

Cash flows from financing activities:
Payment of dividends	(30,351)	(4,553)

Net cash used in financing activities	(30,351)	(4,553)

Effect of exchange rate changes on cash	57	380

Net (decrease) increase in cash and cash equivalents	(23,718)	40,831

Cash and cash equivalents at beginning of period	49,750	14,296

Cash and cash equivalents at end of period	$26,032	55,127

Supplemental disclosure of cash flow information:
Cash paid during each period for:
Income taxes	$50,263	30,905

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

September 30, 2004 and 2003

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

(2) Stockholders’ Equity and Stock-Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. As of September 30, 2004, the Company has two stock option employee compensation plans.

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

September 30, 2004 and 2003

(Unaudited)

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to the Fastenal Option Plan:

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Basic—weighted shares outstanding	75,877	75,877	75,877	75,877
Weighted shares assumed upon exercise of stock options	104	—	132	—

Diluted—weighted shares outstanding	75,981	75,877	76,009	75,877

The dilutive impact summarized above relates to periods when the average market price of Company stock exceeded the exercise price of the potentially dilutive option securities granted in May 2003. The Company has granted no other potentially dilutive option securities.

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

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Reported net earnings	$97,720	64,230	34,741	23,262
Stock-based employee compensation expense, net of related tax effects	803	1,398	87	356

Pro forma net earnings	$96,917	62,832	34,654	22,906

Reported basic and diluted net earnings per share	$1.29	.85	.46	.31
Pro forma basic and diluted net earnings per share	$1.28	.83	.46	.30

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

September 30, 2004 and 2003

(Unaudited)

The fair value of each stock option is estimated as of the grant date using the Black-Scholes option-pricing model. The assumptions used and the estimated fair values are as follows:

Year of grant	Risk-free interest rate	Expected life of option in years	Expected dividend yield	Expected stock volatility	Estimated fair value of stock option
2003	4.5%	3.42	0.2%	30.33%	$7.56
2002	4.5%	2.66	0.2%	27.03%	$6.65
2001	5.0%	2.75	0.2%	37.66%	$8.07

(3) Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Net earnings	$$97,720	64,230	$34,741	23,262
Translation adjustment	1,019	5,184	2,602	101
Change in marketable securities	(84)	—	230	—

Total comprehensive income	$98,655	69,414	37,573	23,363

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

September 30, 2004 and 2003

(Unaudited)

(4) Unrealized Investment Losses

The following table shows gross unrealized losses and fair value for our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004:

	Less than 12 months		12 months or more		Total
Description	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Federal mortgage backed security	$10,967	(29)	—	—	$10,967	(29)
State and municipal bonds	17,651	—	—	—	17,651	—
Corporate bonds	12,524	(55)	—	—	12,524	(55)
Certificates of deposit or money market	2,660	—	—	—	2,660	—

Total	$43,802	(84)	—	—	$43,802	(84)

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

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

September 30, 2004 and 2003

(Unaudited)

(5) Operating Leases with Guarantees

The Company leases certain pick-up trucks under operating leases. These leases typically have a 72 month term and include an early buy out clause the Company generally exercises, thereby giving the leases an effective term of 12-15 months. Certain operating leases for vehicles contain residual value guarantee provisions, which could become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration, of the leases that contain residual value guarantees, is approximately $6,421. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.

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

The interpretations outline consolidation and disclosure requirements for variable interest entities. We do not have any ownership or other interest in any variable interest entities as of September 30, 2004. We will apply the consolidation requirements in future periods should an interest in a variable interest entity be acquired.

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

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Growth percentage	15.2%	2.5%	16.8%	3.1%

Our stores that are two to five years old are also impacted by the economy, but to a lesser degree. The net sales growth rate of our stores that are two to five years old was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Growth percentage	24.4%	16.7%	24.8%	13.2%

Combined these two groups represent a consistent “same store” view of our business. These stores, which are more than two years old, had net sales growth rates as follows:

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Growth percentage	16.9%	4.6%	18.4%	4.6%

(Continued)

ITEM 2. (Continued)

Net sales— Net sales were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Net sales	$920,027	743,285	325,678	258,330
Percentage change	23.8%		26.1%

The increases in net sales in both the nine month and three month periods came primarily from higher unit sales, the benefit of one additional selling day (with respect to the nine months ended September 30, 2004 only), and to a lesser degree, increases in prices. Price increases, due to inflation in steel pricing, added approximately 2.5% and 4.5% to sales during the nine and three month periods in 2004, respectively. The higher unit sales resulted from increases in sales at older store sites (discussed earlier) and the opening of new store sites in 2003 and 2004.

The mix of sales from the original Fastenal® product line (which consists primarily of threaded fasteners) and from the newer product lines was as follows:

	Nine months ended September 30,		Three months ended September 30,
Product line	2004	2003	2004	2003
Fastener product line	55.6%	54.9%	56.0%	54.7%
Newer product lines	44.4%	45.1%	44.0%	45.3%

Gross profit margins— Gross profit margins were:

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Gross profit margins	50.4%	49.3%	50.2%	49.0%

The improvement in gross profit margins resulted primarily from four factors. The largest factor is the impact of rising steel prices. As a reseller of industrial products, primarily steel-based industrial products, Fastenal has been forced to increase its selling prices. These increases resulted in approximately 2.5% of additional sales dollars in the first nine months of 2004. To date, the price increases relate primarily to CSP (defined below) products, to changes in our wholesale (or list) pricing, and, to a lesser degree, to increases in the selling prices to our key account customers; the latter being less immediate. The short-term gross profit margin benefited from these changes as the increased cost of new inventory, still on the shelf, is included in ending inventory, and will impact cost of sales over the three to six month ‘turn’ period between purchase and sale of the product. Some of this short-term benefit has been eliminated as the year progresses. Fastenal’s ability to continue raising its prices in reaction to inbound cost increases should allow us to retain some of the increased gross profit margin.

(Continued)

ITEM 2. (Continued)

The second factor impacting gross profit margins is the strength in our fastener product line in the current economy. As previously discussed, this product line grew as a percentage of sales and enjoys the highest gross profit margin percentage of all of our product lines. The third factor impacting gross profit margins is vendor incentive programs, including vendor freight allowances and rebates. The fourth factor impacting gross profit margins is improvements in freight costs, primarily inbound. The strengthening economy and the related increase in selling activity positively impacted these last two items. We expect the current economic activity, and its impact on our sales growth rates, will continue to maintain the improvement related to vendor incentives and freight costs.

Operating and administrative expenses— Operating and administrative expenses, as a percentage of net sales, were:

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Operating and administrative expenses	33.3%	35.4%	33.1%	34.5%

The change in the percent resulted primarily from tight management of employee numbers throughout the organization. There were 5,464 store employees as of September 30, 2004, an increase of 13.0% from December 31, 2003 and an increase of 16.2% over September 30, 2003. As was previously discussed in our 2003 annual report, payroll and related expenses have historically represented approximately 70% of operating and administrative expenses. Effective management of this expense allows us to leverage the sales growth more effectively.

Income Taxes - The income tax expense and effective tax rate is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Income Tax Expense	$59,893	36,869	$21,313	14,439
Percentage of Earnings Before Income Tax	38.0%	38.3%	38.0%	38.3%

The effective tax rate for the nine months ended September 30, 2004 was 38.0% compared to 38.3% for the same period last year. The effective tax rate for the nine-month and three-month periods in 2004 decreased by 0.3 percentage point from the same period in 2003. The rate decrease is attributable to increased benefits from our tax planning initiatives.

Net earnings— Net earnings and net earnings per share were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Net earnings	$97,720	64,230	$34,741	23,262
Percentage change	52.1%		49.3%

Basic and diluted net earnings per share	$1.29	.85	.46	.31
Percentage change	51.8%		48.4%

The Company increased its net earnings in the nine and three month periods primarily due to the aforementioned: (1) growth in net sales, (2) improvements in gross profit margins and (2) the tight management of employee numbers throughout the organization which caused operating and administrative expenses to grow at a rate less than the growth in net sales.

(Continued)

ITEM 2. (Continued)

General Discussion— The twelve months of 2001, 2002, and 2003 and the first nine months of 2004, excluding the DIY Business (which we acquired on August 31, 2001 and disposed of on October 3, 2002), had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2001	20.0%	16.2%	11.4%	9.0%	9.4%	7.6%	7.4%	5.9%	4.8%	1.0%	-0.5%	1.4%
2002	2.7%	4.8%	6.0%	9.3%	9.4%	11.0%	8.7%	10.4%	12.5%	13.3%	17.9%	11.6%
2003	13.3%	10.3%	14.5%	9.9%	9.5%	8.5%	11.0%	11.4%	10.8%	13.9%	14.5%	16.9%
2004	16.1%	20.1%	19.1%	22.1%	25.6%	25.7%	27.0%	24.9%	26.2%

The twelve months of 2001, 2002, and 2003 and the first nine months of 2004, including the DIY Business, had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2001	20.0%	16.2%	11.4%	9.0%	9.4%	7.6%	7.4%	5.9%	8.7%	4.1%	2.5%	5.1%
2002	5.6%	7.1%	8.9%	12.0%	12.3%	13.7%	11.6%	13.1%	11.0%	10.2%	14.3%	7.8%
2003	10.2%	7.9%	11.5%	7.2%	6.7%	6.0%	8.2%	8.8%	8.4%	13.7%	14.5%	16.9%
2004	16.1%	20.1%	19.1%	22.1%	25.6%	25.7%	27.0%	24.9%	26.2%

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

During July 2002, the daily sales growth rate decreased, began to improve again in August 2002 through November 2002, and slipped in December 2002, the final month of the year. The first six months of 2003 continued the choppy trend in net sales growth experienced in the second half of 2002, while the July 2003 to September 2004 time frame represents initial stabilization and overall strengthening in the growth rates.

The choppy trend, which the Company experienced from July 2002 until June 2003, reflects the alternating strengthening and weakening in the industrial economy during that period, while the July 2003 to September 2004 overall improvement reflects continued strengthening in the economy as it relates to the customers we sell to in North America and the impact of the CSP initiative (as discussed below). See also the impact of price increases included in the net sales and gross profit discussions earlier.

(Continued)

ITEM 2. (Continued)

As discussed in previous public statements, the Company’s long-term goal has been to continue opening approximately 10% to 15% new stores each year (calculated on the ending number of stores in the previous year). Given the economic strength we are experiencing, in July the Company increased its expectations for 2004 new store openings to a range of 13% to 18% (calculated on the same base as above). On December 31, 2003, the Company operated 1,314 stores; therefore, we expected to open approximately 170 to 240 new stores in 2004. The Company opened 189 stores in the first nine months of 2004.

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

During 2002, Fastenal began its Customer Service Project (CSP). This project centers on stocking a broader inventory in each of our stores and displaying it so our customers can service themselves. The impact of this project on our inventory will vary from store to store. The inventory stocked under a CSP format consists of a core stocking level of approximately $55 per location. Existing stores stock some, but not all, of the inventory stocked under the CSP format. The existing stores converted have experienced increases in their inventory levels as they fill out the product selection. New stores, prior to the CSP, opened with approximately $25 of inventory per location, and would grow this amount to approximately $50 after operating for twelve months. On September 30, 2004, Fastenal had approximately 1,289 stores operating under the CSP format. Fastenal currently intends to convert stores at the rate of approximately 20 to 40 stores per month through 2004 and into 2005.

Critical Accounting Policies— A discussion of the critical accounting policies related to accounting estimates is contained in the Company’s 2003 Annual Report.

(Continued)

ITEM	2. (Continued)

Liquidity and Capital Resources—

Cash flow activity was as follows:

	Nine months ended September 30,
	2004	2003
Net cash provided by operating activities	$38,724	61,883
Net cash used in investing activities	$32,148	16,879
Net cash used in financing activities	$30,351	4,553

Net cash provided by operating activities has declined from the prior year as the growth in net earnings was more than offset by the net growth in trade accounts receivable, inventory, and accounts payable. The inventory increase had the most significant impact when compared to 2003. The 2003 amount was also impacted by increases in the value of assets in our foreign operations, primarily Canada, due to changes in currency exchange rates. The growth in trade accounts receivable, inventory, and accounts payable was driven by growth in sales, by price inflation on inbound product, by store openings, and by expanded direct inventory purchases.

Net cash used in investing activities increased primarily due to changes in marketable securities and property and equipment expenditures.

Property and equipment expenditures in 2004 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the renovations of the North Carolina distribution center (a relocation of the existing distribution center which became operational in the second quarter), (4) the purchase of signage, shelving, and other fixed assets related to the implementation of the CSP, (5) the addition of manufacturing and warehouse equipment, (6) the expansion of the Kansas City distribution center (which began in March 2004), and (7) the refurbishing of the Product Support Center in Winona, Minnesota (which began in May 2004). In addition to the property and equipment expansion just noted, the Company has increased the number of owned locations to lower its occupancy costs. Disposals of property and equipment consist of the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business and the disposal of the building formerly used to house the Company’s Indianapolis distribution center.

Cash requirements for these asset changes were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of September 30, 2004, the Company had no material outstanding commitments for capital expenditures. Management anticipates funding its current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from its borrowing capacity.

Net cash used in financing activities consisted entirely of the payment of dividends.

A discussion of the nature and amount of future cash commitments is contained in Company’s 2003 Annual Report.

(Continued)

ITEM 2. (Continued)

Certain Risks and Uncertainties— This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding planned store openings, the timeline for altering planned openings, the time before new stores typically achieve profitability, the continuance of our ‘customer service project’ conversion, the continuance of Fastenal’s ability to raise prices in reaction to inbound cost increases, the continuance of the improvements related to vendor incentives and freight costs, and the funding of expansion plans. The following factors are among those that could impact the Company’s plans and performance, and cause the Company’s actual results to differ materially from those predicted in such forward-looking statements: (i) an upturn or downturn in the economy could impact sales at stores, the rate of new store and distribution center openings, additions of new employees, and the time it typically takes a new store to achieve profitability, (ii) an upturn or downturn in the economy, a change in product mix, or changes in steel prices, could impact gross margins and the Company’s ability to earn vendor incentives and leverage freight costs, (iii) a change, from that projected, in the number of smaller and larger communities able to support future store sites could impact the rate of new store openings and additions of new employees, (iv) the ability of the Company to develop product expertise at the store level, to identify future product lines that complement existing product lines, to transport and store certain hazardous products and to otherwise integrate new product lines into the Company’s existing stores and distribution network could impact sales and margins, (v) increases or decreases in fuel and utility costs could impact distribution and occupancy expenses of the Company, (vi) the ability of the Company to successfully attract and retain qualified personnel to staff the Company’s smaller community stores could impact sales at stores and the rate of new store openings, (vii) changes in governmental regulations related to product quality or product source traceability could impact the cost to the Company of regulatory compliance, (viii) inclement weather could impact the Company’s distribution network, (ix) foreign currency fluctuations, changes in trade relations, or fluctuations in the relative strength of foreign economies could impact the ability of the Company to procure products overseas at competitive prices and the Company’s foreign sales, (x) disruptions caused by the implementation of the Company’s new management information systems infrastructure could impact sales, (xi) changes in the rate of new store openings could impact expenditures for computers and other capital equipment, (xii) changes in the availability of suitable land and buildings could impact expenditures for additional owned locations which house our store sites, which in turn could alter the Company’s plans regarding the number of owned locations, (xiii) disruption related to the ‘CSP’ implementation could cause expenses and inventory investments to increase, which in turn could cause the Company to reevaluate implementation of the project, and (xiv) actions of competitors, suppliers, and customers could impact the Company’s ability to raise prices.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from changes in interest rates, foreign currency exchange rates, and commodity steel pricing. Changes in these factors cause fluctuations in the Company’s earnings and cash flows. The Company evaluates and manages exposure to these market risks as follows:

Interest Rates— The Company has a $15 million line of credit of which $0 was outstanding at September 30, 2004. The line bears interest at 0.9% over the LIBOR rate. The Company pays no fee for the unused portion of the line of credit.

Foreign Currency Exchange Rates— Foreign currency fluctuations can affect the Company’s net investments and earnings denominated in foreign currencies. The Company’s primary exchange rate exposure is with the Canadian dollar against the U.S. dollar. The Company’s estimated net earnings exposure for foreign currency exchange rates was not material at September 30, 2004.

Commodity Steel Pricing— The Company buys and sells various types of steel products; these products consist primarily of different types of threaded fasteners. During the last decade, there has been nominal movement in overall product pricing, with some deflation occurring in the wake of the economic crisis of the Far East markets that occurred in the late 1990’s. The trend has reversed to inflation over the last fifteen to eighteen months. The Company is exposed to the impacts of commodity steel pricing and its related ability to pass through the impacts to its end customers.

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

Fastenal Company filed one report on Form 8-K during the quarter ended September 30, 2004. This Form 8-K was filed on July 13, 2004 and furnished a copy of the earnings press release issued on July 13, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

/s/ Willard D. Oberton
(Willard D. Oberton, Chief Executive Officer)
(Duly Authorized Officer)

Date October 21, 2004	/s/ Daniel L. Florness
(Daniel L. Florness, Chief Financial Officer)
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended prior to May 10, 2002	(Incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 1993)

3.2	Articles of Amendment to Restated Articles of Incorporation of Fastenal Company effective May 10, 2002	(Incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-88170)

3.3	Restated By-Laws of Fastenal Company	(Incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed