Form 10-K
period 2004-12-31
FASTENAL CO
filed 2005-03-01
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004, or

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,483,233,566, based on the closing sale price of the Common Stock on that date. For purposes of determining this number, all executive officers and directors of the registrant as of June 30, 2004 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 1, 2005, the registrant had 75,877,376 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated by reference in Parts I and II. Portions of the registrant’s Proxy Statement for the annual meeting of shareholders to be held April 19, 2005 are incorporated by reference in Part III.

FORWARD LOOKING STATEMENTS

This Form 10-K, including the sections in Part I hereof captioned “Item 1. Business – Development of the Business”, “Item 1. Business – Products”, “Item 1. Business – Manufacturing and Support Services Operations”, and “Item 2. Properties”, and the sections in Part II hereof captioned “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding new store and distribution center openings, markets for new stores, expansion of foreign operations, the typical time period for new stores to achieve their first profitable month, technology conversions, introduction of new product lines, growth in manufacturing and support services, protection from economic downturns provided by the number and type of the Company’s customers, expected leasing of new stores, retention of gross profit margin improvements, the implementation of the Company’s Customer Service Project (CSP) and its anticipated impact on the Company’s inventory stocking model, inventory turns, and cash flows, the leveling off of sales growth and the variability of sales at older stores, growth in inventory, capital expenditures, expected purchases of additional store locations, funding of expansion plans, and dividends. A discussion of certain risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements is included in the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 in the section thereof captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which section has been incorporated in this Form 10-K by reference. The registrant assumes no obligation to update either such forward-looking statements or the discussion of such risks and uncertainties.

PRESENTATION OF DOLLAR AMOUNTS

All dollar amounts in this Form 10-K are presented in thousands unless otherwise noted.

PART I

ITEM 1. BUSINESS

Fastenal Company (“Fastenal Company” and, together with its wholly owned subsidiaries, Fastenal Company Services, Fastenal Company Purchasing, Fastenal Company Leasing, Fastenal Canada Company, Fastenal Mexico S. de R.L. de C.V., Fastenal Mexico Services S. de R.L. de C.V., Fastenal Singapore P.T.E. Ltd., Fastenal Asia Pacific, Limited., FASTCO (Shanghai) Trading Co., Ltd., and Fastenal Europe, B.V., collectively, “the Company”) began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. As of December 31, 2004, the Company had 1,533 store sites located in 50 states, Puerto Rico, Canada, Mexico, Singapore, and the Netherlands, and 5,502 people employed at these sites.

The Company sells industrial and construction supplies in a wholesale and retail fashion. As of December 31, 2004 these industrial and construction supplies were grouped into ten product lines described further below.

The Company operated twelve distribution centers as of December 31, 2004 from which the Company distributes products to its store sites.

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

The Company opened its first store site in Winona, Minnesota, a city with a population of approximately 25,000. The following table shows the number of Company store sites at the end of each of the last ten years and the related consolidated net sales for each year during the last ten years:

	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995
Number of store sites at year end	1,533	1,314	1,169	1,025	897	807	764	642	483	375

Net sales (in millions)	$1,238.5	994.9	905.4	818.3	755.6	618.2	511.2	404.2	292.3	226.5

As of December 31, 2004, the Company operated store sites in:

Geographic location	Number
United States	1,421
Puerto Rico	8
Canada	95
Mexico	7
Singapore	1
Netherlands	1

The Company has closed only ten stores in its history; three of these locations were subsequently reopened when the expansion of the Company’s product line or the expansion of the Company’s distribution network improved the profitability of the locations.

The Company selects new locations for its stores based on their proximity to the Company’s distribution network, population statistics, and employment data for manufacturing and construction. The Company intends to continue opening new store sites and currently expects the rate of new store openings to be approximately 13 to 18% per year.

The Company stocks all new stores with an inventory drawn from all of its product lines. Subsequent to opening, the store personnel may supplement the inventory offering to customize the selection to the needs of its customer base.

The Company believes, based on the demographics of the marketplace in the United States and Canada, that there is sufficient potential in those two countries to support at least 2,500 total stores. Many of the new store sites would be in cities in which the Company currently operates. The Company has not operated outside of the United States and Canada long enough to assess the market potential of those markets.

In addition to the stores discussed above, the Company also operates “in-plant” sites. An “in-plant” site is a selling unit located in or near a customer’s facility that sells product solely to that customer. These sites are not included in the store count numbers as they represent a customer subset of a store.

The Company opened the following store sites, outside the United States, in the last five years:

	2004	2003	2002	2001	2000
Puerto Rico	1	—	1	1	1
Canada	16	9	7	4	11
Mexico	3	2	—	2	—
Singapore	—	—	—	1	—
Netherlands	1	—	—	—	—

During 2002, the Company began operating an “in-plant” site in the Dominican Republic. The Company plans to open additional store sites in Puerto Rico, Canada, Mexico, Singapore, and the Netherlands in the future. The store sites located outside the United States contributed approximately 6% of the Company’s consolidated net sales in 2004.

No assurance can be given that any of the expansion plans described above will be achieved, or that new stores, once opened, will be profitable.

It has been the Company’s experience that near-term profitability has been adversely affected by the opening of new store sites, due to the related start-up costs and the time necessary to generate a customer base. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. As a result of this process, sales volume builds slowly and it typically requires nine to 12 months for a new store to achieve its first profitable month. Of the 49 stores opened in the first quarter of 2004, 21 were profitable in the fourth quarter of 2004.

For 2004, annual sales volumes of stores operating at least five years ranged between approximately $137 and $7,290, with 75% of these stores having annual sales volumes within the range of approximately $449 to $1,760. The data in the following table shows the growth in the average sales of the Company’s stores from 2003 to 2004 based on the age of each store. The stores opened in 2004 contributed approximately $31,500 (or approximately 2.5%) of the Company’s consolidated net sales in 2004, with the remainder coming from store sites opened prior to 2004.

Age of store site as of December 31, 2004	Year opened	Number of store sites in group as of December 31, 2004		Average sales 2003		Average sales 2004		Percent Change
0–1 year old	2004	219		$—		$143	[1]	—%
1–2 years old	2003	151		129	[1]	430		—
2–3 years old	2002	143	[2]	416		551		32.7
3–4 years old	2001	128		558		708		27.0
4–5 years old	2000	89	[2]	576		659		14.3
5–6 years old	1999	44		632		764		20.9
6–7 years old	1998	120	[2]	727		864		18.9
7–8 years old	1997	157	[2]	745		885		18.7
8–9 years old	1996	107	[2]	834		951		14.0
9–10 years old	1995	60		855		989		15.7
10–11 years old	1994	62		812		917		13.0
11–12 years old	1993	53		930		1,094		17.5
12–16 years old	1989-1992	125		1,280		1,416		10.6
16+ years old	1967-1988	75		2,121		2,465		16.6

[1]	The average sales include sales of store sites open for less than the full fiscal year.
[2]	The company closed six stores in 2003. Each age group closed one store in 2003, except the 1997 group, which closed two stores. The 2003 average is calculated assuming the store number existed half of the year. No stores were closed during 2004.

As of December 31, 2004, the Company operated distribution centers in or near Winona, Minnesota; Indianapolis, Indiana; Dallas, Texas; Atlanta, Georgia; Scranton, Pennsylvania; Fresno, California; Seattle, Washington; Akron, Ohio; Salt Lake City, Utah; Winston-Salem, North Carolina; Kansas City, Kansas; and Toronto, Ontario. Distribution centers are located so as to permit twice-a-week to five times-a-week deliveries to Company stores using Company trucks and overnight delivery by surface common carrier. As the number of stores increases, the Company intends to add new distribution centers.

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

The Company operates a central UNIX/terminal-based computer system allowing automatic data exchange between the stores and the distribution centers. The use of client/server technology allows the Company’s network of UNIX-based machines to serve networked personal computers and workstations. During the last six years, the Company has been converting a portion of this central processing system to a new computer software and operating system and plans to convert additional modules during 2005. At the store level, the Company operates a proprietary point-of-sale system. This system operates on a Microsoft Windows operating system.

Trademarks

The Company conducts its business in the United States, Canada, Puerto Rico, Mexico, Singapore, and the Netherlands under various trademarks and service marks, including Fastenal®, EquipRite®, CleanChoice®, PowerPhase™, and FastArc™. During 2002 and 2001, the Company also operated the DIY Business under the trademarks FAS-N-IT™ and Anchor Wire™. The Anchor Wire™ trademark was sold with the sale of the DIY Business in October 2002. Although the Company does not believe its operations are substantially dependent upon any of its trademarks or service marks, the Company considers its “Fastenal” name and other trademarks and service marks to be valuable to its business.

Products

The Company’s original product offering in 1967 was fasteners and other industrial and construction supplies, many of which are sold under the Fastenal® product name. Today, the fastener product line consists of approximately 251,000 different stock items. This product line consists of two broad categories: threaded fasteners, such as bolts, nuts, screws, studs, and related washers; and miscellaneous supplies, such as paints, various pins and machinery keys, concrete anchors, batteries, sealants, metal framing systems, wire rope, strut, private-label stud anchors, rivets, and related accessories.

Threaded fasteners are used in most manufactured products and building projects, and in the maintenance and repair of machines and structures. Many aspects of the threaded fastener market are common to all cities; variations from city to city that do exist typically relate to the types of businesses operating in a market or to the environmental conditions in a market. Therefore, the Company opens each store with a broad selection of base stocks of inventory and then allows the local store and district leaders to tailor the additional inventory to the local market demand as it develops. Threaded fasteners accounted for approximately 46%, 45%, and 46% of the Company’s consolidated net sales in 2004, 2003, and 2002, respectively.

Concrete anchors make up the largest portion of the miscellaneous supply items included in the Fastenal® product line. Most concrete anchors use threaded fasteners as part of the completed anchor assembly.

Since 1993, the Company added additional product lines. These product lines are sold through the same distribution channel as the original Fastenal® product line. The additional product lines include the following:

Product line[1]:	Year introduced	Approximate number of stock items	Private label product name
Tools	1993	85,000	FastTool
Cutting tools	1996	70,000	SharpCut
Hydraulics and pneumatics	1996	37,000	Fastenal®
Material handling	1996	10,000	EquipRite®
Janitorial supplies	1996	9,000	CleanChoice®
Electrical supplies	1997	13,000	PowerPhase™
Welding supplies[2]	1997	21,000	FastArc™
Safety supplies	1999	11,000	Fastenal®
Raw materials (metals)	2001	8,000	Fastenal®

[1]	During 2002 and 2001, the Company sold product in an eleventh product line called ‘Retail packaged product’. This product line was added with the 2001 acquisition of the DIY Business. The DIY Business was sold in 2002. This product line is now included in the other product lines and represents a subset of the type of products included in our CSP conversion.
[2]	The Company does not sell welding gases.

The Company plans to add other product lines in the future.

Inventory Control

The Company determines its inventory stocking levels through its computer systems, its sales personnel at the store, district, and region levels, and its product managers. The data used for this determination is derived from sales activity from all of Company’s stores, from individual stores, and from geographic areas; it is also derived from vendor information and from customer demographic information. The computer system monitors the inventory level for all stock items and triggers replenishment, or prompts a buyer to purchase, as necessary based on an established minimum-maximum level. All stores stock a base inventory and may expand beyond preset inventory levels as deemed appropriate by their district managers. Inventories in distribution centers are established from computerized data for the stores served by the respective centers.

Manufacturing and Support Services Operations

In 2004 approximately 94.8% of the Company’s consolidated net sales were attributable to products manufactured by other companies to industry standards. The remaining 5.2% of the Company’s consolidated net sales for 2004 related to products manufactured, modified or repaired by either the Company’s Manufacturing Division or its Support Services. The manufactured products consist primarily of non-standard sizes of threaded fasteners made to customers’ specifications. The services provided by the Support Services group include, but are not limited to, items such as tool repair, band saw blade welding, third-party logistics, and light manufacturing. The Company engages in these activities primarily as a service to its customers and expects these activities in the future to continue to contribute in the range of 4% to 10% of the Company’s consolidated net sales.

Sources of Supply

The Company uses a large number of suppliers for the approximately 515,000 standard stock items it distributes. Most items distributed by the Company can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. No single supplier accounted for more than 5% of the Company’s purchases in 2004.

Geographic Information

Information regarding the Company’s revenues and certain of the Company’s assets by geographic location is set forth in note 11 to the Notes to Consolidated Financial Statements contained in Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2004, which is incorporated herein by reference. Foreign currency fluctuations, changes in trade relations, or fluctuations in the relative strength of foreign economies could impact the Company’s ability to procure products overseas at competitive prices and the Company’s foreign sales.

Customers and Marketing

The Company believes its success can be attributed to its ability to offer customers in small, medium, and large-sized cities a full line of products at convenient locations, and to the high quality of the Company’s employees. Most of the Company’s customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufacturers and maintenance and repair operations. Other users of the Company’s products include farmers, truckers, railroads, mining companies, federal, state and local governmental entities, schools, and certain retail trades. As of December 31, 2004, the Company’s total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 204,000.

During each of the past three years ended December 31, 2004, no one customer accounted for a significant portion of the Company’s sales. The Company believes that the large number of its customers together with the varied markets that they represent provide some protection to the Company from economic downturns in a particular market.

Store personnel generate a significant portion of the Company’s sales through direct calls on customers. Because of the nature of the Company’s business, the Company makes limited use of the more expensive forms of mass media advertising such as television, radio, and newspapers. Forms of advertising used by the Company include signs, catalogs, and direct mailings.

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

Employees

As of December 31, 2004, the Company employed a total of 7,946 full and part-time employees, 5,502 being store managers and store employees, and the balance being employed in the Company’s distribution centers, manufacturing operations, service operations, and home office.

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

The Company’s sales personnel participate in incentive bonus arrangements that place emphasis on achieving increased sales on a store and regional basis, while still attaining targeted levels of gross profit and collections. As a result, a significant portion of the Company’s total employment cost varies with sales volume. The Company also pays incentive bonuses to its leadership personnel based on one or more of the following factors: sales growth, profit growth, profitability, and return on assets, and to its other personnel for achieving pre-determined cost containment goals.

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

ITEM 2. PROPERTIES

The Company owns six facilities in Winona, Minnesota. These facilities are as follows:

Purpose	Approximate Square Feet
Distribution center and home office	213,000
Manufacturing facility	100,000
Winona store	13,000
Winona product support and support services facility	55,000
Rack and shelving storage	42,000
Multi-building complex which houses certain operations of the Manufacturing Division and the Support Services group	30,000

The Company also owns the following facilities, excluding store locations, outside of Winona, Minnesota:

Purpose	Location	Approximate Square Feet
Distribution center	Indianapolis, Indiana	414,000
Distribution center	Atlanta, Georgia	198,000
Distribution center	Dallas, Texas	95,000
Distribution center	Scranton, Pennsylvania	160,000
Distribution center	Akron, Ohio	102,000
Distribution center	Kansas City, Kansas	300,000
Distribution center	Toronto, Ontario, Canada	62,000
Distribution center	Greensboro, North Carolina	250,000

In addition, the Company owns 169 buildings that house the Company’s store locations in various cities throughout North America and is currently in the process of building or renovating another 27 owned store locations for future use.

All other buildings occupied by the Company are leased. Leased stores range from approximately 1,200 to 8,000 square feet, with lease terms of up to 48 months. The Company also leases the following distribution centers:

Purpose	Location	Approximate Square Feet	Lease Expiration Date	Remaining Lease Renewal Options
Distribution center	Seattle, Washington	55,000	March 2008	None
Distribution center	Fresno, California	52,500	February 2006	None
Distribution center	Salt Lake City, Utah	22,000	March 2005	None

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Fastenal Company are:

Name	Age	Position
Willard D. Oberton	46	Chief Executive Officer, President, and Director
Nicholas J. Lundquist	47	Executive Vice-President and Chief Operating Officer
Daniel L. Florness	41	Executive Vice-President and Chief Financial Officer
Steven L. Appelwick	45	Vice-President – Product Procurement, Marketing, and Logistics

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

Mr. Florness has been Executive Vice-President and Chief Financial Officer of Fastenal Company since December 2002. From June 1996 to November 2002, Mr. Florness was the Chief Financial Officer of Fastenal Company.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Incorporated herein by reference is Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2004, Common Stock Data on page 6.

ITEM 6. SELECTED FINANCIAL DATA

Incorporated herein by reference is Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2004, Six-Year Selected Financial Data on page 5.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference is Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2004, Management’s Discussion & Analysis of Financial Condition & Results of Operations on pages 8 to 16.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Incorporated herein by reference is Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2004, Market Risk Management on page 14.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated herein by reference is Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2004, Selected Quarterly Financial Data (Unaudited) on page 6, Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 17 to 31, and Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Supplemental Schedule on page 33.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM	9A. CONTROLS AND PROCEDURES

Incorporated herein by reference is Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2004, Management Report on Internal Control over Financial Reporting on page 32 and Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on page 34.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information appearing under the headings “Election of Directors—Nominees and Required Vote”, pages 6 to 7, “Election of Directors—Committee Matters”, page 8, and “Section 16(a) Beneficial Ownership Reporting Compliance”, page 18, in Fastenal Company’s Proxy Statement dated February 28, 2005. See also Part I hereof under the heading “Item X. Executive Officers of the Registrant”.

On January 19, 2004, the Board of Directors of Fastenal Company adopted a supplement to the Company’s existing Standards of Conduct designed to qualify the Standards of Conduct as a code of ethics within the meaning of Item 406(b) of Regulation S-K promulgated by the Securities and Exchange Commission (“Code of Ethics”). The Standards of Conduct, as supplemented, apply to all directors, officers, and employees of the Company, including without limitation the chief executive officer, chief financial officer, principal accounting officer, and controller (if any) of Fastenal Company, and persons performing similar functions (“Senior Financial Officers”). Those portions of the Standards of Conduct, as supplemented, that constitute a required element of a Code of Ethics are available without charge by submitting a request to the Company pursuant to the directions detailed on the Company’s website at www.fastenal.com. In the event the Company amends or waives any portion of the Standards of Conduct, as supplemented, that constitutes a required element of a Code of Ethics and such amendment or waiver applies to any of the Senior Financial Officers, the Company intends to post on its website, within four business days after the date of such amendment or waiver, a brief description of such amendment or waiver, the name of each Senior Financial Officer to whom the amendment or waiver applies, and the date of the amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the headings “Election of Directors—Compensation of Directors and Committee Members”, page 10, “Executive Compensation—Summary of Compensation”, pages 13 to 14, “Executive Compensation—Option/SAR Grants”, page 14, and “Executive Compensation—Compensation Committee Interlocks and Insider Participation”, page 14, in Fastenal Company’s Proxy Statement dated February 28, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is the information appearing under the heading “Security Ownership of Principal Shareholders and Management”, pages 3 to 5, in Fastenal Company’s Proxy Statement dated February 28, 2005.

Executive Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excludes Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	420,000	$40.00	3,373,865
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Total	420,000	$40.00	3,373,865

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is the information appearing under the heading “Independent Auditors’ Fees and Services”, pages 11 to 12, in Fastenal Company’s Proxy Statement dated February 28, 2005.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a	)	1.	Financial Statements:

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Earnings for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Supplemental Schedule

(Incorporated by reference to pages 17 to 31 and page 33 of Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2004)

		2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

		3.	Exhibits:

			3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 1993)

			3.2	Articles of Amendment to Restated Articles of Incorporation of Fastenal Company effective May 10, 2002 (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-88170)

			3.3	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

			10.1	Description of bonus arrangement for Chief Executive Officer and President, Executive Vice-President and Chief Financial Officer, Executive Vice-President and Chief Operating Officer, and Executive Vice-President – Product Procurement, Marketing, and Logistics *

3.	Exhibits (continued):

	10.2	Fastenal Company Stock Option Plan (incorporated by reference to Exhibit A to Fastenal Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 15, 2003)*

	13	Annual Report to Shareholders for the fiscal year ended December 31, 2004 (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)

	21	List of Subsidiaries

	31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

Copies of Exhibits will be furnished upon request and payment of the Company’s reasonable expenses in furnishing the Exhibits.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c).

FASTENAL COMPANY

Schedule II—Valuation and Qualifying Accounts

Years ended December 31, 2004, 2003, and 2002

(Amounts in thousands)

Description	Balance at beginning of year	“Additions” charged to costs and expenses		“Other” additions (deductions)	“Less” deductions		Balance at end of year
Year ended December 31, 2004

Allowance for doubtful accounts	$4,070	6,931		—	5,820		5,181
Insurance reserves	$3,829	23,481	[1]	—	20,842	[3]	6,468

Year ended December 31, 2003

Allowance for doubtful accounts	$3,543	5,857		—	5,330		4,070
Insurance reserves	$5,963	19,723	[1]	—	21,857	[3]	3,829

Year ended December 31, 2002

Allowance for doubtful accounts	$3,474	5,189		(219)[2]	4,901		3,543
Insurance reserves	$2,371	24,732	[1]	—	21,140	[3]	5,963

[1]	Includes costs and expenses incurred for premiums and claims related to health and general insurance.
[2]	Represents ending allowance for doubtful accounts from the sale of the DIY Business in 2002.
[3]	Includes costs and expenses paid for premiums and claims related to health and general insurance.
*	See accompanying Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Supplemental Schedule incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2005

FASTENAL COMPANY

By	/s/ Willard D. Oberton
Willard D. Oberton, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 28, 2005

By	/s/ Willard D. Oberton	By	/s/ Daniel L. Florness
	Willard D. Oberton, Chief Executive Officer		Daniel L. Florness, Chief Financial Officer
	(Principal Executive Officer) and		(Principal Financial Officer and
	Director		Principal Accounting Officer)

By	/s/ Robert A. Kierlin	By	/s/ Michael M. Gostomski
	Robert A. Kierlin, Director		Michael M. Gostomski, Director

By	/s/ Stephen M. Slaggie	By	/s/ John D. Remick
	Stephen M. Slaggie, Director		John D. Remick, Director

By	/s/ Henry K. McConnon	By	/s/ Robert A. Hansen
	Henry K. McConnon, Director		Robert A. Hansen, Director

By	/s/ Reyne K. Wisecup	By	/s/ Michael J. Dolan
	Reyne K. Wisecup, Director		Michael J. Dolan, Director

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 1993)

3.2	Articles of Amendment to Restated Articles of Incorporation of Fastenal Company effective May 10, 2002 (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-88170)

3.3	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

10.1	Description of bonus arrangement for Chief Executive Officer and President, Executive Vice-President and Chief Financial Officer, Executive Vice-President and Chief Operating Officer, and Executive Vice-President - Product Procurement, Marketing, and Logistics	Electronically Filed

10.2	Fastenal Company Stock Option Plan (incorporated by reference to Exhibit A to Fastenal Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 15, 2003)

13	Annual Report to Shareholders for the fiscal year ended December 31, 2004 (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)	Electronically Filed

21	List of Subsidiaries	Electronically Filed

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed