Form 10-Q
period 2005-03-31
FASTENAL CO
filed 2005-04-21
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005, or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at April 18, 2005
Common Stock, $.01 par value	75,877,376

FASTENAL COMPANY

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

	(Unaudited) March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$65,995	33,503
Marketable securities	2,487	5,496
Trade accounts receivable, net of allowance for doubtful accounts of $5,486 and $5,181, respectively	183,431	162,500
Inventories	310,404	307,333
Deferred income tax asset	6,494	6,494
Other current assets	20,286	22,740

Total current assets	589,097	538,066

Marketable securities	18,730	35,468
Property and equipment, less accumulated depreciation	197,329	193,446
Other assets, less accumulated amortization	3,260	3,254

Total assets	$808,416	770,234

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,111	39,276
Accrued expenses	34,982	31,633
Income taxes payable	19,201	274

Total current liabilities	97,294	71,183

Deferred income tax liability	14,682	14,682

Stockholders’ equity:
Preferred stock	—	—
Common stock, 100,000,000 shares authorized 75,877,376 shares issued and outstanding	759	759
Additional paid-in capital	13,693	13,693
Retained earnings	676,026	662,517
Accumulated other comprehensive income	5,962	7,400

Total stockholders’ equity	696,440	684,369

Total liabilities and stockholders’ equity	$808,416	770,234

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	(Unaudited) Three months ended March 31,
	2005	2004
Net sales	$353,809	284,206

Cost of sales	176,436	141,227

Gross profit	177,373	142,979

Operating and administrative expenses	117,697	97,453
Loss on sale of property and equipment	248	396

Operating income	59,428	45,130

Interest income	299	248

Earnings before income taxes	59,727	45,378

Income tax expense	22,696	17,231

Net earnings	$37,031	28,147

Basic and diluted net earnings per share	$0.49	0.37

Basic weighted average shares outstanding	75,877	75,877

Diluted weighted average shares outstanding	75,994	75,965

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	(Unaudited) Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$37,031	28,147
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	6,646	5,533
Loss on sale of property and equipment	248	396
Bad debt expense	1,687	1,603
Amortization of non-compete agreement	17	17
Changes in operating assets and liabilities:
Trade accounts receivable	(22,618)	(24,039)
Inventories	(3,071)	(8,045)
Other current assets	2,454	2,732
Accounts payable	3,835	2,754
Accrued expenses	3,349	3,684
Income taxes, net	18,927	16,043
Other	(1,410)	(476)

Net cash provided by operating activities	47,095	28,349

Cash flows from investing activities:
Purchase of property and equipment	(12,266)	(10,147)
Proceeds from sale of property and equipment	1,489	1,918
Net decrease (increase) in marketable securities	19,747	(5,315)
Increase in other assets	(23)	(63)

Net cash provided by (used in) investing activities	8,947	(13,607)

Cash flows from financing activities:
Payment of dividends	(23,522)	(11,382)

Net cash used in financing activities	(23,522)	(11,382)

Effect of exchange rate changes on cash	(28)	(22)

Net increase in cash and cash equivalents	32,492	3,338

Cash and cash equivalents at beginning of period	33,503	49,750

Cash and cash equivalents at end of period	$65,995	53,088

Supplemental disclosure of cash flow information:
Cash paid during each period for:
Income taxes	$3,769	1,188

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

March 31, 2005 and 2004

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as the Company or Fastenal) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company’s consolidated financial statements as of and for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(2) Stockholders’ Equity and Stock-Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. As of March 31, 2005, the Company has one stock option employee compensation plan.

On April 15, 2003, the shareholders of the Company approved the Fastenal Company Stock Option Plan (Fastenal Option Plan). The aggregate number of authorized and unissued shares of common stock of the Company for which options may be granted and which may be purchased upon the exercise of options granted under the Fastenal Option Plan was set at 3,793,865. The Company granted options to purchase 465,075 shares of common stock of the Company under the Fastenal Option Plan in May 2003. These options will become exercisable on June 1, 2006 and will expire on November 30, 2006. The exercise price for the granted options is $40 per share. No options have been granted since the original grant in May 2003.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

March 31, 2005 and 2004

(Unaudited)

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to the Fastenal Option Plan:

	Three months ended March 31,
	2005	2004
Basic—weighted shares outstanding	75,877,376	75,877,376
Weighted shares assumed upon exercise of stock options	116,251	87,905

Diluted—weighted shares outstanding	75,993,627	75,965,281

The dilutive impact summarized above relates to periods when the average market price of Company stock exceeded the exercise price of the potentially dilutive option securities granted in May 2003. The Company has granted no other potentially dilutive option securities.

The Company accounts for its stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net earnings as all options to purchase common stock of the Company had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

March 31, 2005 and 2004

(Unaudited)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for all awards:

	Three months ended March 31,
	2005	2004
Reported net earnings	$37,031	28,147
Stock-based employee compensation expense, net of related tax effects	126	358

Pro forma net earnings	$36,905	27,789

Reported basic and diluted net earnings per share	$.49	.37

Pro forma basic and diluted net earnings per share	$.49	.37

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

The 2003 grant was under the Fastenal Option Plan. The 2002 grant was under a plan sponsored by the Company’s founder, Robert A. Kierlin (RAK Option Plan). There have been no options outstanding under the RAK Option Plan since November 30, 2004.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

March 31, 2005 and 2004

(Unaudited)

(3) Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Three months ended March 31,
	2005	2004
Net earnings	$37,031	28,147
Translation adjustment	(1,302)	(498)
Change in marketable securities	(136)	—

Total comprehensive income	35,593	27,649

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

March 31, 2005 and 2004

(Unaudited)

(4) Unrealized Investment Losses

The following table shows, as of March 31, 2005, the gross unrealized gains and losses and the fair value of the Company’s investments. This information is aggregated by the investment category and the length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
Description	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
Federal mortgage backed security	$—	—	9,798	(202)	$9,798	(202)
State and municipal bonds	—	—	4,376	—	4,376	—
Corporate bonds	—	—	4,556	66	4,556	66
Certificates of deposit or money market	2,487	—	—	—	2,487	—

Total	$2,487	—	18,730	(136)	$21,217	(136)

As was disclosed in our 2004 Annual Report, the Company classifies these securities as available-for-sale. Available-for-sale securities are recorded at fair value based on current market value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings, but are included in comprehensive income, and are reported as a separate component of stockholders’ equity until realized.

The unrealized losses on the Company’s investments at the end of the period were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of the fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2005.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

March 31, 2005 and 2004

(Unaudited)

(5) Operating Leases with Guarantees

The Company leases certain pick-up trucks under operating leases. These leases typically have a 72 month term and include an early buy out clause the Company generally exercises, thereby giving the leases an effective term of 12-15 months. Certain operating leases for vehicles contain residual value guarantee provisions, which could become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration, of the leases that contain residual value guarantees, is approximately $8,985. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.

(6) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Compensation, which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. On April 14, 2005, the Securities and Exchange Commission issued a release announcing the adoption of a new rule delaying the required implementation of SFAS No. 123R. Under this new rule, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The impact on net earnings as a result of the adoption of SFAS No. 123R, from a historical perspective, can be found in Note 2 to the Consolidated Financial Statements in this Quarterly Report and in Note 1 to the Consolidated Financial Statements contained in our 2004 Annual Report. We are currently evaluating the provisions of SFAS No. 123R and will adopt it in the first quarter of 2006, as required.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 is an amendment to APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We are currently evaluating the provisions of SFAS No. 153 and will adopt it on July 1, 2005, as required.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

March 31, 2005 and 2004

(Unaudited)

On February 7, 2005, the Securities and Exchange Commission issued a letter regarding the Office of the Chief Accountant’s views on certain accounting issues and their application under generally accepted accounting principles relating to operating leases. Of specific concern was the appropriate accounting for leases, leasehold improvements, rent commencement, deferred rent, and other items. The Company conducted a review of its accounting policies applicable to leases, leasehold improvements, rent commencement, deferred rent, and other items. The Company determined that it had correctly applied the accounting rules with respect to operating lease transactions and this letter did not impact financial results for the year ended December 31, 2004 nor the quarter ended March 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s financial position and operating results during the periods included in the accompanying consolidated financial statements. (Dollar amounts are in thousands.)

The following discussion refers to the term daily sales. Daily sales are defined as sales for a period of time divided by the number of business days in that period of time.

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

Financial Overview— In the first several years of this decade, the global manufacturing recession negatively impacted the Company’s performance, and that of the industry as a whole. This negative impact of the economy has reversed itself since July 2003. The impact of the economy is best reflected in the growth performance of our stores greater than five years old. These stores are more cyclical due to the increased market share they enjoy in their local markets. The net sales growth rate of stores more than five years old was as follows:

	Three months ended March 31,
	2005	2004
Growth percentage	13.7%	11.2%

Our stores that are two to five years old are also impacted by the economy, but to a lesser degree. The net sales growth rate of our stores that are two to five years old was as follows:

	Three months ended March 31,
	2005	2004
Growth percentage	29.9%	24.9%

Combined these two groups represent a consistent “same store” view of our business. These stores, which are more than two years old, had net sales growth rates as follows:

	Three months ended March 31,
	2005	2004
Growth percentage	16.7%	13.6%

Note: The age groups above are measured as of the last day of each respective year.

(Continued)

ITEM 2. (Continued)

Sales Growth— Net sales were as follows:

	Three months ended March 31,
	2005	2004
Net sales	$353,809	284,206
Percentage change	24.5%

The increases in net sales in the three month periods came primarily from higher unit sales, and to a lesser degree, increases in prices. Price increases, due to inflation in steel pricing, added approximately 1% to sales during the three month period in 2005. The higher unit sales resulted from increases in sales at older store sites (discussed earlier) and the opening of new store sites in 2004 and 2005.

The mix of sales from the original Fastenal® product line (which consists primarily of threaded fasteners) and from the newer product lines was as follows:

	Three months ended March 31,
Product line	2005	2004
Fastener product line	55.0%	55.0%
Newer product lines	45.0%	45.0%

The twelve months of 2001, 2002, 2003, 2004 and the first three months of 2005, excluding the DIY Business (which we acquired on August 31, 2001 and disposed of on October 3, 2002), had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2001	20.0%	16.2%	11.4%	9.0%	9.4%	7.6%	7.4%	5.9%	4.8%	1.0%	-0.5%	1.4%
2002	2.7%	4.8%	6.0%	9.3%	9.4%	11.0%	8.7%	10.4%	12.5%	13.3%	17.9%	11.6%
2003	13.3%	10.3%	14.5%	9.9%	9.5%	8.5%	11.0%	11.4%	10.8%	13.9%	14.5%	16.9%
2004	16.1%	20.1%	19.1%	22.1%	25.6%	25.7%	27.0%	24.9%	26.2%	27.6%	25.0%	27.4%
2005	26.2%	25.1%	22.5%

The twelve months of 2001, 2002, 2003, 2004 and the first three months of 2005, including the DIY Business, had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2001	20.0%	16.2%	11.4%	9.0%	9.4%	7.6%	7.4%	5.9%	8.7%	4.1%	2.5%	5.1%
2002	5.6%	7.1%	8.9%	12.0%	12.3%	13.7%	11.6%	13.1%	11.0%	10.2%	14.3%	7.8%
2003	10.2%	7.9%	11.5%	7.2%	6.7%	6.0%	8.2%	8.8%	8.4%	13.7%	14.5%	16.9%
2004	16.1%	20.1%	19.1%	22.1%	25.6%	25.7%	27.0%	24.9%	26.2%	27.6%	25.0%	27.4%
2005	26.2%	25.1%	22.5%

The first table reflects growth rates of Fastenal excluding $16,974 and $8,526 of DIY Business net sales from January 1, 2002 to October 3, 2002 and from August 31, 2001 to December 31, 2001, respectively (the period of time the DIY Business was owned). Management has included the first table above because we believe it provides a consistent presentation of the growth rates of the organic store-based business and ongoing operations before, during, and after the period in which the DIY Business was owned and operated.

(Continued)

ITEM 2. (Continued)

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

During July 2002, the daily sales growth rate decreased, began to improve again in August 2002 through November 2002, and slipped in December 2002, the final month of the year. The first six months of 2003 continued the choppy trend in net sales growth experienced in the second half of 2002, while the July 2003 to March 2005 time frame generally represents improvement followed by stabilization in the growth rates. The choppy trend, which the Company experienced from July 2002 until June 2003, reflects the alternating strengthening and weakening in the industrial economy during that period, while the July 2003 to March 2005 general improvement and stabilization reflects continued strengthening in the economy as it relates to the customers we sell to in North America and the impact of the Fastenal store initiative (see reference below regarding CSP). The 2004 period was also impacted by inflation in the steel based products we sell.

STATEMENT OF EARNINGS INFORMATION (percentage of net sales):

	Three months ended March 31,
	2005	2004
Net sales	100.0%	100.0%
Gross profit margin	50.1%	50.3%

Operating and administrative expenses	33.3%	34.3%
Loss on sale of property and equipment	0.1%	0.1%
Operating income	16.8%	15.9%

Interest income	0.1%	0.1%
Earnings before income taxes	16.9%	16.0%

Note – Certain amounts do not foot due to rounding differences.

Gross profit margins for the first quarter of 2005 and the first quarter of 2004 were similar. The slight contraction in 2005 was caused by the greater inflation cost in the steel based products flowing through cost of sales. The impact was expected, and reflects product costs in the last three to six month ‘turn period’ of inventory in a ‘first-in, first-out’ inventory costing model.

(Continued)

ITEM 2. (Continued)

Operating and administrative expenses grew at a slower rate than net sales growth during the quarter. This was primarily due to the tight management of employee numbers throughout the organization in all of 2004 and the first quarter of 2005. As discussed in our 2004 Annual Report, payroll and related expenses have historically represented approximately 70% of operating and administrative expenses. Effective management of this expense allows us to leverage the sales growth more effectively. This tight management was significant, given the store expansion (discussed later). We will continue to manage headcount in a similar fashion and expect to maintain most of the labor efficiency.

Income taxes, as a percentage of earnings before income taxes, were approximately 38.0% in the first three months of 2005 and 2004. This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate.

Net earnings— Net earnings and net earnings per share were as follows:

	Three months ended March 31,
	2005	2004
Net earnings	$37,031	28,147
Percentage change	31.6%

Basic and diluted net earnings per share	$.49	.37
Percentage change	32.4%

The Company increased its net earnings in the three month periods primarily due to the aforementioned: (1) growth in net sales and (2) the tight management of employee numbers throughout the organization which caused operating and administrative expenses to grow at a rate less than the growth in net sales.

(Continued)

ITEM 2. (Continued)

WORKING CAPITAL:

Two components of working capital, accounts receivable and inventories, improved during the first quarter of 2005. The March 2004-to-March 2005 percentage growth (i.e. year over year) and the year-to-date dollar growth were as follows:

March 2004-to-March 2005 percentage growth
Accounts receivable		21.3%
Inventories		28.8%

	Three months ended March 31,
Dollar growth	2005	2004
Accounts receivable	$22,618	24,039
Inventories	$3,071	8,045

The improvements stem from our initiatives to improve working capital. These initiatives include (1) the establishment of a centralized call center to facilitate accounts receivable management (this facility became operational early in 2005) and (2) the tight management of all inventory amounts not identified as either expected store inventory (see reference below regarding CSP), new expanded inventory, or inventory necessary for upcoming store openings.

STORE OPENINGS:

As discussed in previous public statements, the Company’s goal is to continue opening approximately 13% to 18% new stores each year (calculated on the ending number of stores in the previous year). On December 31, 2004, the Company operated 1,533 stores; therefore, as previously announced, we expect to open approximately 200 to 275 new stores in 2005. The Company opened 219 new stores in 2004 (or an increase over December 31, 2003 of 16.7%) and 151 new store sites in 2003 (or an increase over December 31, 2002 of 12.9%). While the new stores continue to build the infrastructure for future growth, the first year sales are low, and the added expenses related to payroll, occupancy, and transportation costs do impact the Company’s ability to leverage earnings. As disclosed in the past, it has been the Company’s experience that new stores take approximately ten to twelve months to achieve profitability. The planned openings can be altered in a short time span, usually less than 60 to 90 days.

In addition to the planned store expansion, we continued our ‘customer service project’ (or CSP) in 2005. As of March 31, 2005, approximately 93% of our stores were operating in a CSP fashion. Since the CSP format represents the stocking model in substantially all of our locations, we now refer to these converted locations simply as stores with our expected inventory stocking model, versus the CSP designation. Consistent with our operating philosophy, we intend to continue identifying products and store display themes to position our stores to the Fastenal goal of being ‘the best industrial and construction supplier in each local market in which we operate’.

Critical Accounting Policies— A discussion of the critical accounting policies related to accounting estimates is contained in the Company’s 2004 Annual Report.

(Continued)

ITEM 2. (Continued)

Liquidity and Capital Resources—

Cash flow activity was as follows:

	Three months ended March 31,
	2005	2004
Net cash provided by operating activities	$47,095	28,349
Net cash provided by (used in) investing activities	$8,947	(13,607)
Net cash used in financing activities	$23,522	11,382

Net cash provided by operating activities has increased from the prior year as the growth in net earnings was aided by improving trends in working capital management (discussed earlier).

Net cash provided by (used in) investing activities reversed primarily due to changes in marketable securities as property and equipment expenditures were similar in both periods.

Property and equipment expenditures in the first quarter of 2005 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of signage, shelving, and other fixed assets related to the implementation of the CSP, (4) the addition of manufacturing and warehouse equipment, and (5) the expansion or improvement of certain owned or leased store properties. Disposals of property and equipment consist of the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business.

Cash requirements for these asset changes were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of March 31, 2005, the Company had no material outstanding commitments for capital expenditures. Management anticipates funding its current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from its borrowing capacity.

Net cash used in financing activities consisted entirely of the payment of dividends.

A discussion of the nature and amount of future cash commitments is contained in the Company’s 2004 Annual Report.

(Continued)

ITEM	2. (Continued)

Certain Risks and Uncertainties— This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding management of headcount and maintenance of labor efficiency, planned store openings, the timeline for altering planned openings, the time before new stores typically achieve profitability, and the funding of expansion plans. The following factors are among those that could cause the Company’s actual results to differ materially from those predicted in such forward-looking statements: (i) an upturn or downturn in the economy could impact sales at existing stores, the rates of new store openings, additions of new employees, and the time it typically takes a new store to achieve profitability, (ii) an upturn or downturn in the economy, a change in product mix, a change in inbound inventory costs, a change in the ability to increase selling prices in response to increased inventory costs, and a change in expected inventory buying patterns could impact gross margins, (iii) a change, from that projected, in the number of markets able to support future store sites could impact the rates of new store openings and additions of new employees, (iv) the ability of the Company to develop product expertise at the store level, to identify future products and product lines that complement existing products and product lines, to transport and store certain hazardous products and to otherwise integrate new products and product lines into the Company’s existing stores and distribution network could impact sales and margins, (v) increases or decreases in fuel and utility costs could impact distribution and occupancy expenses of the Company, (vi) the ability of the Company to successfully attract and retain qualified personnel to staff the Company’s stores could impact sales at existing stores and the rate of new store openings, (vii) changes in governmental regulations related to product quality or product source traceability could impact the cost to the Company of regulatory compliance, (viii) inclement weather could impact the Company’s distribution network, (ix) foreign currency fluctuations, changes in trade relations, or fluctuations in the relative strength of foreign economies could impact the ability of the Company to procure products overseas at competitive prices and the Company’s foreign sales, (x) changes in the rate of new store openings could impact expenditures for computers and other capital equipment, (xi) changes in the stocking and buying patterns related to product, both domestic and imported, could result in the Company being unable to reduce its distribution center inventories to the extent anticipated and the Company failing to achieve inventory turns in the future similar to those before the CSP initiative began and have a negative impact on cash flows from investing activities, (xii) actions of competitors, suppliers, and customers could impact the Company’s ability to raise prices, and (xiii) a change in the number of markets able to support future store sites could change the management of headcount, which in turn, together with changes in sales growth and store openings, could impact labor efficiency.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from changes in interest rates, foreign currency exchange rates, and commodity steel pricing. Changes in these factors cause fluctuations in the Company’s earnings and cash flows. The Company evaluates and manages exposure to these market risks as follows:

Interest Rates— The Company has a $10 million line of credit of which $0 was outstanding at March 31, 2005. The line bears interest at 0.9% over the LIBOR rate. The Company pays no fee for the unused portion of the line of credit.

Foreign Currency Exchange Rates— Foreign currency fluctuations can affect the Company’s net investments and earnings denominated in foreign currencies. The Company’s primary exchange rate exposure is with the Canadian dollar against the U.S. dollar. The Company’s estimated net earnings exposure for foreign currency exchange rates was not material at March 31, 2005.

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

FASTENAL COMPANY

/s/ Willard D. Oberton
(Willard D. Oberton, Chief Executive Officer)
(Duly Authorized Officer)

Date April 21, 2005	/s/ Daniel L. Florness
(Daniel L. Florness, Chief Financial Officer)
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended prior to May 10, 2002	(Incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 1993)

3.2	Articles of Amendment to Restated Articles of Incorporation of Fastenal Company effective May 10, 2002	(Incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-88170)

3.3	Restated By-Laws of Fastenal Company	(Incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed