Form 10-Q
period 2005-06-30
FASTENAL CO
filed 2005-07-21
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005, or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at July 18, 2005
Common Stock, $.01 par value	75,527,376

FASTENAL COMPANY

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

	(Unaudited) June 30, 2005	December 31, 2004
Assets

Current assets:
Cash and cash equivalents	$39,645	33,503
Marketable securities	2,248	5,496
Trade accounts receivable, net of allowance for doubtful accounts of $5,466 and $5,181, respectively	195,124	162,500
Inventories	333,504	307,333
Deferred income tax asset	6,494	6,494
Other current assets	17,459	22,740

Total current assets	594,474	538,066

Marketable securities	18,270	35,468
Property and equipment, less accumulated depreciation	204,353	193,446
Other assets, less accumulated amortization	3,271	3,254

Total assets	$820,368	770,234

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$43,553	39,276
Accrued expenses	37,354	31,633
Income taxes payable	4,076	274

Total current liabilities	84,983	71,183

Deferred income tax liability	14,682	14,682

Stockholders’ equity:
Common stock, 100,000,000 shares authorized 75,527,376, and 75,877,376 shares issued and outstanding, respectively	755	759
Additional paid-in capital	—	13,693
Retained earnings	715,631	662,517
Accumulated other comprehensive income	4,317	7,400

Total stockholders’ equity	720,703	684,369

Total liabilities and stockholders’ equity	$820,368	770,234

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	(Unaudited) Six months ended June 30,		(Unaudited) Three months ended June 30,
	2005	2004	2005	2004
Net sales	$737,072	594,349	383,263	310,143

Cost of sales	365,891	294,163	189,456	152,936

Gross profit	371,181	300,186	193,807	157,207

Operating and administrative expenses	239,571	198,646	121,873	101,193
Loss on sale of property and equipment	452	512	204	116

Operating income	131,158	101,028	71,730	55,898

Interest income	581	531	281	283

Earnings before income taxes	131,739	101,559	72,011	56,181

Income tax expense	50,060	38,580	27,364	21,349

Net earnings	$81,679	62,979	44,647	34,832

Basic and diluted net earnings per share	$1.08	0.83	0.59	0.46

Basic weighted average shares outstanding	75,748	75,877	75,618	75,877

Diluted weighted average shares outstanding	75,856	75,968	75,720	75,981

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	(Unaudited) Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$81,679	62,979
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	13,885	11,224
Loss on sale of property and equipment	452	512
Bad debt expense	3,392	3,362
Amortization of non-compete agreement	34	34
Changes in operating assets and liabilities:
Trade accounts receivable	(36,016)	(38,552)
Inventories	(26,171)	(29,148)
Other current assets	5,281	631
Accounts payable	4,277	8,137
Accrued expenses	5,721	7,510
Income taxes, net	3,802	10,952
Other	(2,832)	(1,802)

Net cash provided by operating activities	53,504	35,839

Cash flows from investing activities:
Purchase of property and equipment	(28,116)	(23,015)
Proceeds from sale of property and equipment	2,872	3,221
Net decrease (increase) in marketable securities	20,446	(11,506)
Increase in other assets	(52)	(111)

Net cash used in investing activities	(4,850)	(31,411)

Cash flows from financing activities:
Purchase of common stock	(18,739)	—
Payment of dividends	(23,522)	(11,382)

Net cash used in financing activities	(42,261)	(11,382)

Effect of exchange rate changes on cash	(251)	(95)

Net increase (decrease) in cash and cash equivalents	6,142	(7,049)

Cash and cash equivalents at beginning of period	33,503	49,750

Cash and cash equivalents at end of period	$39,645	42,701

Supplemental disclosure of cash flow information:
Cash paid during each period for:
Income taxes	$46,258	27,628

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

June 30, 2005 and 2004

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

(2) Stockholders’ Equity and Stock-Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. As of June 30, 2005, the Company has one stock option employee compensation plan.

In April 2003, the shareholders of the Company approved the Fastenal Company Stock Option Plan (Fastenal Option Plan). The aggregate number of authorized and unissued shares of common stock of the Company for which options may be granted and which may be purchased upon the exercise of options granted under the Fastenal Option Plan was set at 3,793,865. The Company granted options to purchase 465,075 shares of common stock of the Company under the Fastenal Option Plan in May 2003. These options will become exercisable in June 2006 and will expire six month later in November 2006. The exercise price for the granted options is $40 per share. No options have been granted since the original grant in May 2003.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

June 30, 2005 and 2004

(Unaudited)

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to the Fastenal Option Plan:

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Basic - weighted shares outstanding	75,747,532	75,877,376	75,617,689	75,877,376
Weighted shares assumed upon exercise of stock options	108,481	91,083	102,151	104,078

Diluted - weighted shares outstanding	75,856,013	75,968,459	75,719,840	75,981,454

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

June 30, 2005 and 2004

(Unaudited)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for all awards:

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Reported net earnings	$81,679	62,979	44,647	34,832
Stock-based employee compensation expense, net of related tax effects	252	716	126	358

Pro forma net earnings	$81,427	62,263	44,521	34,474

Reported basic and diluted net earnings per share	$1.08	.83	.59	.46
Pro forma basic and diluted net earnings per share	$1.07	.82	.59	.45

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

The 2003 grant was under the Fastenal Option Plan. The 2002 grant was under a plan sponsored by the Company’s founder, Robert A. Kierlin (RAK Option Plan). There have been no options outstanding under the RAK Option Plan since November 2004.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

June 30, 2005 and 2004

(Unaudited)

(3) Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Net earnings	$81,679	62,979	$44,647	34,832
Translation adjustment	(2,988)	(1,583)	(1,686)	(1,085)
Change in marketable securities	(95)	(314)	41	(314)

Total comprehensive income	$78,596	61,082	43,002	33,433

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

June 30, 2005 and 2004

(Unaudited)

(4) Unrealized Investment Losses

The following table shows, as of June 30, 2005, the fair value and the gross unrealized gains and losses of the Company’s investments. This information is aggregated by the investment category and the length of time that individual securities have been in a continuous unrealized gain or loss position.

	Less than 12 months		12 months or more		Total
Description	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
Federal mortgage backed security	$—	—	9,833	(167)	$9,833	(167)
State and municipal bonds	250	—	3,875	—	4,125	—
Corporate bonds	—	—	4,562	71	4,562	71
Certificates of deposit or money market	1,998	—	—	—	1,998	—

Total	$2,248	—	18,270	(95)	$20,518	(95)

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

The unrealized losses on the Company’s investments at the end of the period were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of the fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2005.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

June 30, 2005 and 2004

(Unaudited)

(5) Operating Leases with Guarantees

The Company leases certain pick-up trucks under operating leases. These leases typically have a 72 month term and include an early buy out clause the Company generally exercises, thereby giving the leases an effective term of 12-15 months. Certain operating leases for vehicles contain residual value guarantee provisions, which could become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration, of the leases that contain residual value guarantees, is approximately $8,126. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.

(6)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Compensation, which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. In April 2005, the Securities and Exchange Commission issued a release announcing the adoption of a new rule delaying the required implementation of SFAS No. 123R. Under this new rule, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The impact on net earnings as a result of the adoption of SFAS No. 123R, from a historical perspective, can be found in Note 2 to the Consolidated Financial Statements in this Quarterly Report and in Note 1 to the Consolidated Financial Statements contained in our 2004 Annual Report. We are currently evaluating the provisions of SFAS No. 123R and will adopt it in the first quarter of 2006, as required.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information)

June 30, 2005 and 2004

(Unaudited)

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 is an amendment to APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 was adopted, as required, by the Company on July 1, 2005. The provisions of SFAS No. 153 did not have a material impact on the Company when adopted.

In February 2005, the Securities and Exchange Commission issued a letter regarding the Office of the Chief Accountant’s views on certain accounting issues and their application under generally accepted accounting principles relating to operating leases. Of specific concern was the appropriate accounting for leases, leasehold improvements, rent commencement, deferred rent, and other items. The Company conducted a review of its accounting policies applicable to leases, leasehold improvements, rent commencement, deferred rent, and other items. The Company determined that it had correctly applied the accounting rules with respect to operating lease transactions and this letter did not impact financial results for the year ended December 31, 2004 or the six month or three month periods ended June 30, 2005.

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

Business Overview— Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of over 1,600 Company owned stores. Most of the Company’s customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufactures (OEM) and maintenance and repair operations (MRO). Other users of the Company’s product include farmers, truckers, railroads, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our stores and customers are primarily located in North America.

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

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Growth percentage	13.1%	14.4%	12.5%	17.5%

Our stores that are two to five years old are also impacted by the economy, but to a lesser degree. The net sales growth rate of our stores that are two to five years old was as follows:

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Growth percentage	26.9%	24.3%	24.1%	23.8%

Combined these two groups represent a consistent “same store” view of our business. These stores, which are more than two years old, had net sales growth rates as follows:

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Growth percentage	15.6%	16.2%	14.7%	18.7%

Note: The age groups above are measured as of the last day of each respective year.

(Continued)

ITEM 2. (Continued)

Sales Growth— Net sales were as follows:

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Net sales	$737,072	594,349	383,263	310,143
Percentage change	24.0%		23.6%

The increases in net sales in the six and three month periods came primarily from higher unit sales, and to a lesser degree, increases in prices. Price increases, due to inflation in steel pricing, added approximately 1% to sales during the six month period in 2005. The higher unit sales resulted from increases in sales at older store sites (discussed earlier) and the opening of new store sites in 2004 and 2005.

The mix of sales from the original Fastenal® product line (which consists primarily of threaded fasteners) and from the newer product lines was as follows:

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Product line
Fastener product line	54.7%	55.4%	54.3%	55.8%
Newer product lines	45.3%	44.6%	45.7%	44.2%

The twelve months of 2004 and the first six months of 2005 had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2004	16.1%	20.1%	19.1%	22.1%	25.6%	25.7%	27.0%	24.9%	26.2%	27.6%	25.0%	27.4%
2005	26.2%	25.1%	22.5%	26.6%	22.9%	21.2%

The January 2004 to June 2005 time frame generally represents improvement followed by stabilization in the growth rates. The January 2004 to June 2005 general improvement and stabilization reflects continued strengthening in the economy as it relates to the customers we sell to in North America and the impact of the Fastenal standard inventory stocking model (see reference below regarding CSP). The 2004 period, and to a lesser extent, the 2005 period were also impacted by inflation in the steel based products we sell.

(Continued)

ITEM 2. (Continued)

Statement of Earnings Information (percentage of net sales):

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit margin	50.4%	50.5%	50.6%	50.7%

Operating and administrative expenses	32.5%	33.4%	31.8%	32.6%
Loss on sale of property and equipment	0.1%	0.1%	0.1%	0.1%

Operating income	17.8%	17.0%	18.7%	18.0%

Interest income	0.1%	0.1%	0.1%	0.1%

Earnings before income taxes	17.9%	17.1%	18.8%	18.1%

Gross profit margins for the first half and second quarter of 2005 and 2004 were similar. The slight contraction in 2005 for both periods was caused by the greater inflation cost in the steel based products flowing through cost of sales. The impact was expected, and reflects product costs in the last three to six month ‘turn period’ of inventory in a ‘first-in, first-out’ inventory costing model. This impact was partially offset by an improvement in the gross profit associated with net freight revenue in the second quarter of 2005.

(Continued)

ITEM 2. (Continued)

Operating and administrative expenses grew at a slower rate than net sales growth during the first half and second quarter of 2005. This was primarily due to the tight management of employee numbers throughout the organization in all of 2004 and the first half of 2005. As discussed in our 2004 Annual Report, payroll and related expenses have historically represented approximately 70% of operating and administrative expenses. Effective management of this expense allows us to leverage the sales growth more effectively. This tight management was significant, given the store expansion (discussed later). We will continue to manage headcount in a similar fashion and expect to maintain most of the labor efficiency.

Income taxes, as a percentage of earnings before income taxes, were approximately 38.0% in the first six months of 2005 and 2004, respectively. This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate.

Net earnings— Net earnings and net earnings per share were as follows:

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Net earnings	$81,679	62,979	$44,647	34,832
Percentage change	29.7%		28.2%

Basic and diluted net earnings per share	$1.08	.83	$.59	.46
Percentage change	30.1%		28.2%

The Company increased its net earnings in the first half and second quarter of 2005 primarily due to the aforementioned: (1) growth in net sales and (2) tight management of employee numbers throughout the organization which caused operating and administrative expenses to grow at a rate less than the growth in net sales.

(Continued)

ITEM 2. (Continued)

Working Capital:

Two components of working capital, accounts receivable and inventories, improved during the first half of 2005. The June 2004-to-June 2005 percentage growth (i.e. year over year) and the year-to-date dollar growth were as follows:

June 2004-to-June 2005 percentage growth
Accounts receivable	19.0%
Inventories	27.3%

	Six months ended June 30,		Three months ended June 30,
Dollar growth	2005	2004	2005	2004
Accounts receivable	$32,624	35,190	11,693	12,754
Inventories	$26,171	29,148	23,100	21,103

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

Store Openings:

As discussed in previous public statements, the Company’s goal is to continue opening approximately 13% to 18% new stores each year (calculated on the ending number of stores in the previous year). On December 31, 2004, the Company operated 1,533 stores; therefore, as previously announced, we expect to open approximately 200 to 275 new stores in 2005. The Company estimates there is potential market opportunity in North America to support approximately 3,500 stores.

The Company opened 136 and 127 stores in the first six months of 2005 and 2004, respectively. This represents an increase of 8.8% and 9.7% from the previous year-end numbers, respectively. The Company opened 219 new stores in 2004 (or an increase over December 31, 2003 of 16.7%) and 151 new store sites in 2003 (or an increase over December 31, 2002 of 12.9%). While the new stores continue to build the infrastructure for future growth, the first year sales are low, and the added expenses related to payroll, occupancy, and transportation costs do impact the Company’s ability to leverage earnings. As disclosed in the past, it has been the Company’s experience that new stores take approximately ten to twelve months to achieve profitability. The planned openings can be altered in a short time span, usually less than 60 to 90 days.

(Continued)

ITEM 2. (Continued)

In addition to the planned store expansion, we continued our ‘customer service project’ (or CSP) in 2005. As of June 30, 2005, approximately 95% of our stores were operating in a CSP fashion. Since the CSP format represents the stocking model in substantially all of our locations, during the first quarter of 2005 we began to refer to these converted locations simply as stores with our expected inventory stocking model, versus the CSP designation. Consistent with our operating philosophy, we intend to continue identifying products and store display themes to position our stores to the Fastenal goal of being ‘the best industrial and construction supplier in each local market in which we operate’. We expect to convert 25 locations to the CSP II format in 2005. The CSP II format represents a further expansion of the Fastenal standard inventory stocking model at the store level.

Stock Repurchase:

In April 2005, the Company issued a press release announcing its board of directors had authorized purchases by the Company of up to 380,000 shares of its common stock. The Company purchased 350,000 shares of its outstanding stock at approximately $53.50 per share in late April 2005.

Critical Accounting Policies— A discussion of the critical accounting policies related to accounting estimates is contained in the Company’s 2004 Annual Report.

(Continued)

ITEM 2. (Continued)

Liquidity and Capital Resources—

Cash flow activity was as follows:

	Six months ended June 30,
	2005	2004
Net cash provided by operating activities	$53,504	35,839
Net cash used in investing activities	$4,850	31,411
Net cash used in financing activities	$42,461	11,382

Net cash provided by operating activities has increased from the prior year as the growth in net earnings was aided by improving trends in working capital management (discussed earlier).

Net cash used in investing activities decreased primarily due to changes in marketable securities as property and equipment expenditures were similar in both periods.

Property and equipment expenditures in the first six months of 2005 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings and conversion of existing stores to the expected inventory stocking model (formerly referred to at CSP), (4) the addition of manufacturing and warehouse equipment, and (5) the expansion or improvement of certain owned or leased store properties. Disposals of property and equipment consist of the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business.

Cash requirements for these asset changes were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of June 30, 2005, the Company had no material outstanding commitments for capital expenditures. Management anticipates funding its current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from its borrowing capacity.

Net cash used in financing activities consisted of the payment of dividends and the cash outflow needed to fund the stock repurchase discussed earlier.

A discussion of the nature and amount of future cash commitments is contained in the Company’s 2004 Annual Report.

(Continued)

ITEM 2. (Continued)

Certain Risks and Uncertainties— This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding management of headcount and maintenance of labor efficiency, planned store openings, the timeline for altering planned openings, the time before new stores typically achieve profitability, and the funding of expansion plans. The following factors are among those that could cause the Company’s actual results to differ materially from those predicted in such forward-looking statements: (i) an upturn or downturn in the economy could impact sales at existing stores, the rates of new store openings, additions of new employees, the time it typically takes a new store to achieve profitability, the conversion of stores to the CSP II format, market opportunity in North America, and the anticipated CSP II implementation, (ii) an upturn or downturn in the economy, a change in product mix, a change in inbound inventory costs, a change in the ability to increase selling prices in response to increased inventory costs, and a change in inventory buying patterns could impact gross margins, (iii) a change, from that projected, in the number of markets able to support future store sites could impact the rates of new store openings, additions of new employees, and the ultimate number of stores, (iv) the ability of the Company to develop product expertise at the store level, to identify future products and product lines that complement existing products and product lines, to transport and store certain hazardous products and to otherwise integrate new products and product lines into the Company’s existing stores and distribution network could impact sales and margins, (v) increases or decreases in fuel and utility costs could impact distribution and occupancy expenses of the Company, (vi) the ability of the Company to successfully attract and retain qualified personnel to staff the Company’s stores could impact sales at existing stores and the rate of new store openings, (vii) changes in governmental regulations related to product quality or product source traceability could impact the cost to the Company of regulatory compliance, (viii) inclement weather could impact the Company’s distribution network, (ix) foreign currency fluctuations, changes in trade relations, or fluctuations in the relative strength of foreign economies could impact the ability of the Company to procure products overseas at competitive prices and the Company’s foreign sales, (x) changes in the rate of new store openings could impact expenditures for computers and other capital equipment, (xi) changes in the stocking and buying patterns related to product, both domestic and imported, could result in the Company being unable to reduce its distribution center inventories to the extent anticipated and the Company failing to achieve inventory turns in the future similar to those before the CSP initiative began and have a negative impact on cash flows from investing activities, (xii) actions of competitors, suppliers, and customers could impact the Company’s ability to raise prices, (xiii) disruption related to the CSP II implementation could cause expenses and investments to increase, which in turn could cause the Company to reevaluate implementation of the project, (xiv) a change in the number of markets able to support future store sites could change the management of headcount, which in turn, together with changes in sales growth and store openings, could impact labor efficiency, and (xv) changes in marketplace dynamics could cause the ultimate number of North American stores to change from the current estimate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from changes in interest rates, foreign currency exchange rates, and commodity steel pricing. Changes in these factors cause fluctuations in the Company’s earnings and cash flows. The Company evaluates and manages exposure to these market risks as follows:

Interest Rates— The Company has a $10 million line of credit of which $0 was outstanding at June 30, 2005. The line bears interest at 0.9% over the LIBOR rate. The Company pays no fee for the unused portion of the line of credit.

Foreign Currency Exchange Rates— Foreign currency fluctuations can affect the Company’s net investments and earnings denominated in foreign currencies. The Company’s primary exchange rate exposure is with the Canadian dollar against the U.S. dollar. The Company’s estimated net earnings exposure for foreign currency exchange rates was not material at June 30, 2005.

Commodity Steel Pricing— The Company is subject to commodity price risk with respect to purchases of steel-based products. This risk centers on (1) fluctuations of supply and demand and (2) foreign currency fluctuations intervention, primarily in Southeast Asia. Steel-based products represent approximately two-thirds of the Company’s product mix. Most of the steel-based products sold are threaded fasteners which are manufactured using steel as a primary raw material. The remaining steel-based products include, but are not limited to, cutting tools, hand tools and the metals product lines. As a result, the Company is exposed to the impact of commodity steel pricing and its related ability to pass through the impact to its end customers. During the last decade, there has been nominal movement in overall product pricing, with some deflation occurring in the wake of the economic crisis of the Far East markets that occurred in the late 1990’s. The trend has reversed to inflation since late 2003.

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

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
April 2005	350,000	$53.50	350,000	30,000

[1]	On April 22, 2005, the Company announced that its board of directors had authorized purchases by the Company of up to 380,000 shares of its common stock. All of the purchases described in the table were made pursuant to this authorization. The authorization did not have an expiration date, but the Company does not currently intend to make any further purchases under this authorization.

PART II—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of shareholders held in April 2005, two matters were put to a vote of the shareholders. Proxies were solicited from shareholders unable to attend the meeting. Proxy votes are included in the results that follow.

Matter 1.	To elect a Board of nine directors, to serve until the next regular meeting of shareholders or until their successors have been duly elected and qualified.

The existing nine directors were nominated. There were no other nominations. The nine nominees each received and had withheld the number of votes set forth opposite their names below:

Name of Director	Total Number of Votes Cast For	Total Number of Votes Withheld
Robert A. Kierlin	58,345,279	11,413,590
Stephen M. Slaggie	58,534,109	11,224,760
Michael M. Gostomski	67,684,602	2,074,267
John D. Remick	67,780,698	1,978,171
Henry K. McConnon	67,787,462	1,971,407
Robert A. Hansen	68,325,587	1,433,282
Willard D. Oberton	58,419,897	11,338,972
Reyne K. Wisecup	58,345,261	11,413,608
Michael J. Dolan	68,390,242	1,368,627

There were no broker non-votes. Abstentions totaled 1,360,415 shares.

Matter 2.	To ratify the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 2005.

Voting to adopt were 69,623,289 shares. Voting against the adoption were 87,374 shares. There were no broker non-votes. Abstentions totaled 48,206 shares.

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

FASTENAL COMPANY

/s/ Willard D. Oberton
(Willard D. Oberton, Chief Executive Officer)
(Duly Authorized Officer)

Date July 21, 2005	/s/ Daniel L. Florness
(Daniel L. Florness, Chief Financial Officer)
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended prior to May 10, 2002	(Incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 1993)

3.2	Articles of Amendment to Restated Articles of Incorporation of Fastenal Company effective May 10, 2002	(Incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-88170)

3.3	Restated By-Laws of Fastenal Company	(Incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed