Form 10-Q
period 2005-09-30
FASTENAL CO
filed 2005-10-24
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005,

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at October 18, 2005
Common Stock, $.01 par value	75,527,376

FASTENAL COMPANY

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

	(Unaudited) September 30, 2005	December 31, 2004
Assets

Current assets:
Cash and cash equivalents	$32,029	33,503
Marketable securities	280	5,496
Trade accounts receivable, net of allowance for doubtful accounts of $4,866 and $5,181, respectively	204,340	162,500
Inventories	352,086	307,333
Deferred income tax asset	6,494	6,494
Other current assets	26,160	22,740

Total current assets	621,389	538,066

Marketable securities	13,508	35,468
Property and equipment, less accumulated depreciation	209,971	193,446
Other assets, less accumulated amortization	3,326	3,254

Total assets	$848,194	770,234

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$40,980	39,276
Accrued expenses	43,054	31,633
Income taxes payable	1,178	274

Total current liabilities	85,212	71,183

Deferred income tax liability	14,682	14,682

Stockholders’ equity:
Common stock, 100,000,000 shares authorized 75,527,376, and 75,877,376 shares issued and outstanding, respectively	755	759
Additional paid-in capital	—	13,693
Retained earnings	738,188	662,517
Accumulated other comprehensive income	9,357	7,400

Total stockholders’ equity	748,300	684,369

Total liabilities and stockholders’ equity	$848,194	770,234

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	(Unaudited) Nine months ended September 30,		(Unaudited) Three months ended September 30,
	2005	2004	2005	2004
Net sales	$1,139,290	920,027	402,218	325,678

Cost of sales	565,763	456,281	199,872	162,118

Gross profit	573,527	463,746	202,346	163,560

Operating and administrative expenses	368,173	306,461	128,602	107,815
Gain (loss) on sale of property and equipment	(313)	(564)	139	(52)

Operating income	205,041	156,721	73,883	55,693

Interest income	846	892	265	361

Earnings before income taxes	205,887	157,613	74,148	56,054

Income tax expense	78,237	59,893	28,177	21,313

Net earnings	$127,650	97,720	45,971	34,741

Basic net earnings per share	$1.69	1.29	0.61	0.46

Diluted net earnings per share	$1.68	1.29	0.61	0.46

Basic weighted average shares outstanding	75,673	75,877	75,527	75,877

Diluted weighted average shares outstanding	75,784	75,981	75,646	76,009

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	(Unaudited) Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$127,650	97,720
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	21,627	17,304
Loss on sale of property and equipment	313	564
Bad debt expense	4,482	5,022
Amortization of non-compete agreement	50	50
Changes in operating assets and liabilities:
Trade accounts receivable	(46,322)	(46,531)
Inventories	(44,753)	(57,026)
Other current assets	(3,420)	(4,627)
Accounts payable	1,704	7,118
Accrued expenses	11,421	8,622
Income taxes, net	904	9,630
Other	1,921	878

Net cash provided by operating activities	75,577	38,724

Cash flows from investing activities:
Purchase of property and equipment	(42,382)	(37,994)
Proceeds from sale of property and equipment	3,917	3,964
Net decrease in marketable securities	27,176	2,065
Increase in other assets	(124)	(183)

Net cash used in investing activities	(11,413)	(32,148)

Cash flows from financing activities:
Purchase of common stock	(18,739)	—
Payment of dividends	(46,935)	(30,351)

Net cash used in financing activities	(65,674)	(30,351)

Effect of exchange rate changes on cash	36	57

Net decrease in cash and cash equivalents	(1,474)	(23,718)

Cash and cash equivalents at beginning of period	33,503	49,750

Cash and cash equivalents at end of period	$32,029	26,032

Supplemental disclosure of cash flow information:
Cash paid during each period for:
Income taxes	$77,333	50,263

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

September 30, 2005 and 2004

(Unaudited)

(1) Summary of Significant Accounting Policies

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

Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the report period. Actual results could differ from these estimates.

(2) Stockholders’ Equity and Stock-Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. As of September 30, 2005, the Company has one stock option employee compensation plan.

On April 15, 2003, the shareholders of the Company approved the Fastenal Company Stock Option Plan (Fastenal Option Plan). The aggregate number of authorized and unissued shares of common stock of the Company for which options may be granted and which may be purchased upon the exercise of options granted under the Fastenal Option Plan was set at 3,794. The Company granted options to purchase 465 shares of common stock of the

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

September 30, 2005 and 2004

(Unaudited)

Company under the Fastenal Option Plan in May 2003. These options will become exercisable on June 1, 2006 and will expire on November 30, 2006. The exercise price for the granted options is $40 per share. No options have been granted since the original grant in May 2003.

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to the Fastenal Option Plan:

	Nine months ended September 30,		Three months ended September 30,
	2005	2004	2005	2004
Basic—weighted shares outstanding	75,673	75,877	75,527	75,877
Weighted shares assumed upon exercise of stock options	111	104	119	132

Diluted—weighted shares outstanding	75,784	75,981	75,646	76,009

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

(Amounts in thousands except per share information)

September 30, 2005 and 2004

(Unaudited)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for all awards:

	Nine months ended September 30,		Three months ended September 30,
	2005	2004	2005	2004
Reported net earnings	$127,650	97,720	45,971	34,741
Stock-based employee compensation expense, net of related tax effects	378	803	126	87

Pro forma net earnings	$127,272	96,917	45,845	34,654

Reported basic net earnings per share	$1.69	1.29	.61	.46

Reported diluted net earnings per share	1.68	1.29	.61	.46

Pro forma basic and diluted net earnings per share	$1.68	1.28	.61	.46

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

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

September 30, 2005 and 2004

(Unaudited)

(3) Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2005	2004	2005	2004
Net earnings	$127,650	97,720	$45,971	34,741
Translation adjustment	2,156	1,019	5,144	2,602
Change in marketable securities	(199)	(84)	(104)	230

Total comprehensive income	$129,607	98,655	51,011	37,573

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

September 30, 2005 and 2004

(Unaudited)

(4) Unrealized Investment Losses

The following table shows, as of September 30, 2005, the fair value and the gross unrealized gains and losses of the Company’s investments. This information is aggregated by the investment category and the length of time that individual securities have been in a continuous unrealized gain or loss position.

	Less than 12 months		12 months or more		Total
Description	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
Federal mortgage backed security	$—	—	9,801	(199)	$9,801	(199)
State and municipal bonds	3,900	—	—	—	3,900	—
Certificates of deposit or money market	87	—	—	—	87	—

Total	$3,987	—	9,801	(199)	$13,788	(199)

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

The unrealized losses on the Company’s investments at the end of the period were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of the fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2005.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

September 30, 2005 and 2004

(Unaudited)

(5) Operating Leases with Guarantees

The Company leases certain pick-up trucks under operating leases. These leases typically have a 72 month term and include an early buy out clause the Company generally exercises, thereby giving the leases an effective term of 12-15 months. Certain operating leases for vehicles contain residual value guarantee provisions, which could become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration, of the leases that contain residual value guarantees, is approximately $7,831. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.

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

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

September 30, 2005 and 2004

(Unaudited)

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 is an amendment to APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We adopted the provisions of SFAS No. 153 on July 1, 2005; the adoption of SFAS No. 153 did not have a material impact on the financial statements.

In February 2005, the Securities and Exchange Commission issued a letter regarding the Office of the Chief Accountant’s views on certain accounting issues and their application under generally accepted accounting principles relating to operating leases. Of specific concern was the appropriate accounting for leases, leasehold improvements, rent commencement, deferred rent, and other items. The Company conducted a review of its accounting policies applicable to leases, leasehold improvements, rent commencement, deferred rent, and other items. The Company determined that it had correctly applied the accounting rules with respect to operating lease transactions and this letter did not impact financial results for the year ended December 31, 2004 nor the nine month or three month periods ended September 30, 2005.

In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used of as the adjustment of previously issued financial statements to reflect a change in the report entity. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We are required to adopt the provision of SFAS 154 as of June 1, 2006, although earlier adoption is permitted.

(7) Subsequent Event – Stock Split

On October 11, 2005, we announced that our Board of Directors had approved a two-for-one stock split. Shareholders of record as of October 31, 2005, will receive one additional share for every share owned. The additional shares will be distributed on November 10, 2005.

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

Business Overview— Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of over 1,700 Company owned stores. Most of the Company’s customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufactures (OEM) and maintenance and repair operations (MRO). Other users of the Company’s product include farmers, truckers, railroads, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our stores and customers are primarily located in North America.

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

	Nine months ended September 30,		Three months ended September 30,
	2005	2004	2005	2004
Growth percentage	12.8%	15.2%	12.7%	16.8%

Our stores that are two to five years old are also impacted by the economy, but to a lesser degree. The net sales growth rate of our stores that are two to five years old was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2005	2004	2005	2004
Growth percentage	24.7%	24.4%	21.3%	24.8%

Combined these two groups represent a consistent “same store” view of our business. These stores, which are more than two years old, had net sales growth rates as follows:

	Nine months ended September 30,		Three months ended September 30,
	2005	2004	2005	2004
Growth percentage	15.0%	16.9%	14.4%	18.4%

Note: The age groups above are measured as of the last day of each respective year.

(Continued)

ITEM 2. (Continued)

Sales Growth— Net sales were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2005	2004	2005	2004
Net sales	$1,139,290	920,027	402,218	325,678
Percentage change	23.8%		23.5%

The increases in net sales in the nine and three month periods came primarily from higher unit sales, and to a lesser degree, increases in prices. Price increases, due to inflation in steel pricing, added approximately 1% to sales during the nine month period in 2005. The higher unit sales resulted from increases in sales at older store sites (discussed earlier) and the opening of new store sites in 2004 and 2005.

The mix of sales from the original Fastenal® product line (which consists primarily of threaded fasteners) and from the newer product lines was as follows:

	Nine months ended September 30,		Three months ended September 30,
Product line	2005	2004	2005	2004
Fastener product line	54.1%	55.6%	52.9%	56.0%
Newer product lines	45.9%	44.4%	47.1%	44.0%

The twelve months of 2004 and the first nine months of 2005 had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2004	16.1%	20.1%	19.1%	22.1%	25.6%	25.7%	27.0%	24.9%	26.2%	27.6%	25.0%	27.4%
2005	26.2%	25.1%	22.5%	26.6%	22.9%	21.2%	21.8%	21.7%	26.8%

The January 2004 to September 2005 time frame generally represents improvement followed by stabilization in the daily sales trends. The January 2004 to June 2005 general improvement and stabilization reflects continued strengthening in the economy as it relates to the customers we sell to in North America and the impact of the Fastenal standard inventory stocking model (see reference below regarding Customer Service Project, or CSP). The 2004 period, and to a lesser extent, the 2005 period were also impacted by inflation in the steel based products we sell.

Impact of Current Initiatives: During 2005, Fastenal has been actively pursuing several initiatives to improve its operational performance. These include: (1) a new freight model, (2) tactical changes to our working capital model, and (3) an expanded store model called CSP II.

(Continued)

ITEM 2. (Continued)

The freight model represents a focused effort to haul a higher percentage of our products utilizing the Fastenal trucking network (which operates at a substantial savings to external service providers because of our ability to leverage our existing routes) and to charge freight more consistently in our various operating units. Despite an increase of approximately 37.1% in per gallon diesel fuel costs from the third quarter of 2004 to the third quarter of 2005, this new freight model positively impacted the third quarter by approximately $1,500 of additional operating margin.

The tactical changes to our working capital model include the establishment of a central call center for accounts receivable collection and the establishment of financial business rules for the purchasing of products outside the standard stocking model (formerly referred to as CSP) at the store. The balance sheet impacts of these changes are described below in the working capital discussion.

The CSP II store model represents an expansion of the core stocking items and sales personnel in an existing store with the goal of driving additional product sales to existing customers, target customers, and specific geographic areas within established markets. During the third quarter, 22 stores were converted to the CSP II format. The balance sheet impacts of these conversions are described below in the working capital discussion.

Impact of Hurricanes and Fuel Prices during the Quarter: During the third quarter of 2005, two hurricanes (Katrina and Rita) dramatically impacted the gulf coast of North America. The first of these two hurricanes had a meaningful impact on Fastenal from the immediate disaster. This includes: (1) dislocated employees (thankfully, we lost no employees), (2) the complete destruction of four stores, (3) a meaningful impact to another eleven stores due to wind damage, water damage, power outages, or communication failures, and (4) a lesser impact to approximately fifteen additional stores due to storms that were spawned by the hurricane. In the aftermath of the hurricanes, we have assisted our dislocated employees with temporary housing, vehicles, food, and clothing. This thanks to gifts from Fastenal, its shareholder base, and its employee base. Despite the impact to Fastenal, we were able to react to the needs of our customers and experienced an increase over planned sales of approximately $4,000 in this geographic area during the quarter. While much of this business was at a lower gross margin, it helped supplement the pay of our personnel impacted most by the hurricane.

Rising fuel prices did take a toll on the nine month period and quarter ended September 30, 2005. During 2004, our vehicle fuel costs averaged approximately $895, $1,028, and $1,134 per month in the first, second, and third quarters, respectively. Our fleet consists of a variety of distribution vehicles as well as store delivery vehicles. During 2005, vehicle fuel costs have averaged approximately $1,248, $1,500, and $1,677 per month in the first, second, and third quarters, respectively. These increases relate to the rising fuel costs, the freight initiative discussed earlier, and to the increase in sales and store locations. These increases were greatly reduced during the third quarter by a very effective conservation effort by our store personnel. The related increases in heating costs have not yet resulted in a meaningful impact in 2005 due to the seasonal nature of the expense.

(Continued)

ITEM 2. (Continued)

Statement of Earnings Information (percentage of net sales):

	Nine months ended September 30,		Three months ended September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit margin	50.3%	50.4%	50.3%	50.2%

Operating and administrative expenses	32.3%	33.3%	32.0%	33.1%
Loss on sale of property and equipment	0.0%	0.1%	0.0%	0.1%

Operating income	18.0%	17.0%	18.4%	17.1%

Interest income	0.1%	0.1%	0.1%	0.1%

Earnings before income taxes	18.1%	17.1%	18.4%	17.2%

Gross profit margins for the first nine months and the third quarter of 2005 and 2004 were similar. The slight contraction in 2005 for the nine month period was caused by the greater inflation cost in the steel based products flowing through cost of sales. The impact was expected, and reflects product costs in the last three to six month ‘turn period’ of inventory in a ‘first-in, first-out’ inventory costing model. This impact was partially offset by an improvement in the gross profit associated with net freight revenue which began during the second quarter of 2005.

Operating and administrative expenses grew at a slower rate than net sales growth during the quarter. This was primarily due to the tight management of employee numbers throughout the organization in all of 2004 and the nine months of 2005. As discussed in our 2004 Annual Report, payroll and related expenses have historically represented approximately 70% of operating and administrative expenses. Effective management of this expense allows us to leverage the sales growth more effectively. This tight management was significant, given the store expansion (discussed later). We will continue to manage headcount in a similar fashion and expect to maintain most of the labor efficiency.

Income taxes, as a percentage of earnings before income taxes, were approximately 38.0% in the first nine months of 2005 and 2004, respectively. This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate.

(Continued)

ITEM 2. (Continued)

Net earnings— Net earnings and net earnings per share were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2005	2004	2005	2004
Net earnings	$127,650	97,720	$45,971	34,741
Percentage change	30.6%		32.3%

Basic net earnings per share	$1.69	1.29	.61	.46
Percentage change	31.0%		32.6%

Diluted net earnings per share	$1.68	1.29	.61	.46
Percentage change	30.2%		32.6%

The Company increased its net earnings in the nine and three month periods ended September 30, 2005 primarily due to the aforementioned: (1) growth in net sales and (2) tight management of employee numbers throughout the organization which caused operating and administrative expenses to grow at a rate less than the growth in net sales.

Working Capital:

Two components of working capital, accounts receivable and inventories, improved during the first nine months of 2005. The September 2004-to-September 2005 percentage growth (i.e. year over year) and the year-to-date dollar growth were as follows:

September 2004-to-September 2005 percentage growth
Accounts receivable	20.0%
Inventories	21.5%

	Nine months ended September 30,		Three months ended September 30,
Dollar growth	2005	2004	2005	2004
Accounts receivable	$46,322	46,531	10,306	11,341
Inventories	$44,753	57,026	18,582	27,878

These two assets were impacted by our initiatives to improve working capital. These initiatives include (1) the establishment of a centralized call center to facilitate accounts receivable management (this facility became operational early in 2005) and (2) the tight management of all inventory amounts not identified as either expected store inventory (see reference below regarding CSP), new expanded inventory, or inventory necessary for upcoming store openings.

The accounts receivable increase of 20.0% represents a meaningful lag behind the 26.8% and 23.5% sales increase in the month of September 2005 and the third quarter 2005, respectively. The portion of accounts receivable not related to September sales grew 13.3% from 2004 to 2005.

(Continued)

ITEM 2. (Continued)

The inventory increase for the first nine months of 2005 was higher than we had expected at the start of the year. The $16,000 of additional inventory, year-to-date, for store openings and store conversions was expected. However, during the third quarter of 2005, we did add inventory related to the post hurricane recovery and the CSP II initiative. These two items amounted to $1,500 and $3,000, respectively. Our goal is to remove the hurricane build-up by year end.

Overall, our initiatives are having a positive impact on accounts receivable and inventory. Our 2005 goals center on our ability to move the ratio of annual sales to accounts receivable and inventory (Annual Sales: AR&I) back to better than a 3.0:1 ratio (we were 2.6:1 at the end of 2004). Historically, we have been able to achieve a 20% after tax return on total assets (our internal goal) when our Annual Sales: AR&I ratio is at or above 3.0:1. An important component of this goal involves holding inventory growth to 15% from December 2004 to December 2005 (or hold inventory growth to $46,100). This will prove a challenge for us in the last quarter of the year; however, the 15% inventory growth target is still our 2005 goal, and we believe we can still be close to this goal.

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

In addition to the planned store expansion, we continued our ‘customer service project’ (or CSP) in 2005. As of September 30, 2005, more than 96% of our stores were operating in a CSP fashion. Since the CSP format represents the stocking model in substantially all of our locations, during the first quarter of 2005 we began to refer to these converted locations simply as stores with our expected inventory stocking model, versus the CSP designation. Consistent with our operating philosophy, we intend to continue identifying products and store display themes to position our stores to the Fastenal goal of being ‘the best industrial and construction supplier in each local market in which we operate’. In June 2005 we disclosed our intention to convert 25 locations to the CSP II format. The CSP II format represents a further expansion of the Fastenal standard inventory stocking model at the store level. As of September 30, 2005, 22 stores had been converted to the CSP II format.

(Continued)

ITEM 2. (Continued)

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

Liquidity and Capital Resources—

Cash flow activity was as follows:

	Nine months ended September 30,
	2005	2004
Net cash provided by operating activities	$75,577	38,724
Net cash used in investing activities	$11,413	32,148
Net cash used in financing activities	$65,674	30,351

Net cash provided by operating activities has increased from the prior year as the growth in net earnings was aided by improving trends in working capital management (discussed earlier).

Net cash used in investing activities decreased primarily due to changes in marketable securities as property and equipment expenditures were similar in both periods.

Property and equipment expenditures in the first nine months of 2005 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings and conversion of existing stores to the expected inventory stocking model (formerly referred to at CSP) or to the CSP II stocking model, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, and (6) the expansion of Fastenal’s distribution/trucking fleet. Disposals of property and equipment consist of the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business. During 2005, Fastenal has disposed of the real estate relating to several store locations.

Cash requirements for these asset changes were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of September 30, 2005, the Company had no material outstanding commitments for capital expenditures. Management anticipates funding its current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from its borrowing capacity.

(Continued)

ITEM 2. (Continued)

Net cash used in financing activities consisted of the payment of dividends and the cash outflow needed to fund the stock repurchase discussed earlier.

A discussion of the nature and amount of future cash commitments is contained in the Company’s 2004 Annual Report.

Certain Risks and Uncertainties— This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding management of headcount and maintenance of labor efficiency, working capital goals, ratios of returns when working capital is appropriately managed, targets for 2005 inventory growth and expectations regarding achievement of those targets, planned store openings, the timeline for altering planned openings, the time before new stores typically achieve profitability, planned conversion of stores to the CSP II format, and the funding of expansion plans. The following factors are among those that could cause the Company’s actual results to differ materially from those predicted in such forward-looking statements: (i) an upturn or downturn in the economy could impact sales at existing stores, the rates of new store openings, additions of new employees, the time it typically takes a new store to achieve profitability, and the conversion of stores to the CSP II format, (ii) an upturn or downturn in the economy, a change in product mix, a change in inbound inventory costs, a change in the ability to increase selling prices in response to increased inventory costs, and a change in inventory buying patterns could impact gross margins, (iii) a change, from that projected, in the number of markets able to support future store sites could impact the rates of new store openings and additions of new employees, (iv) the ability of the Company to develop product expertise at the store level, to identify future products and product lines that complement existing products and product lines, to transport and store certain hazardous products and to otherwise integrate new products and product lines into the Company’s existing stores and distribution network could impact sales and margins, (v) increases or decreases in fuel and utility costs could impact distribution and occupancy expenses of the Company, (vi) the ability of the Company to successfully attract and retain qualified personnel to staff the Company’s stores could impact sales at existing stores and the rate of new store openings, (vii) changes in governmental regulations related to product quality or product source traceability could impact the cost to the Company of regulatory compliance, (viii) inclement weather could impact the Company’s distribution network, (ix) foreign currency fluctuations, changes in trade relations, or fluctuations in the relative strength of foreign economies could impact the ability of the Company to procure products overseas at competitive prices and the

(Continued)

ITEM 2. (Continued)

Company’s foreign sales, (x) changes in the rate of new store openings could impact expenditures for computers and other capital equipment, (xi) changes in the stocking and buying patterns related to product, both domestic and imported, could result in the Company being unable to reduce its distribution center inventories to the extent anticipated and the Company failing to achieve inventory turns in the future similar to those before the CSP initiative began and have a negative impact on cash flows from investing activities, (xii) actions of competitors, suppliers, and customers could impact the Company’s ability to raise prices, (xiii) disruption related to the “CSP II” implementation could cause expenses and investments to increase, which in turn could cause the Company to reevaluate implementation of the project, (xiv) a change in the economy from that currently being experience, a change in buying patterns, a change in forecast or a change in vendor production lead times could cause working capital (including inventory) to change from expected amounts, and (xv) a change in the number of markets able to support future store sites could change the management of headcount, which in turn, together with changes in sales growth and store openings, could impact labor efficiency.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from changes in interest rates, foreign currency exchange rates, and commodity steel pricing. Changes in these factors cause fluctuations in the Company’s earnings and cash flows. The Company evaluates and manages exposure to these market risks as follows:

Interest Rates— The Company has a $25 million line of credit of which $0 was outstanding at September 30, 2005. The line bears interest at 0.9% over the LIBOR rate. The Company pays no fee for the unused portion of the line of credit.

Foreign Currency Exchange Rates— Foreign currency fluctuations can affect the Company’s net investments and earnings denominated in foreign currencies. The Company’s primary exchange rate exposure is with the Canadian dollar against the U.S. dollar. The Company’s estimated net earnings exposure for foreign currency exchange rates was not material at September 30, 2005.

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

FASTENAL COMPANY

/s/ Willard D. Oberton
(Willard D. Oberton, Chief Executive Officer)
(Duly Authorized Officer)

Date October 20, 2005	/s/ Daniel L. Florness
(Daniel L. Florness, Chief Financial Officer)
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	Electronically Filed

3.2	Restated By-Laws of Fastenal Company	(Incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed