Form 10-K
period 2005-12-31
FASTENAL CO
filed 2006-02-23
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005,

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated, filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒                Accelerated Filer  ☐                Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,797,432,074, based on the closing sale price of the Common Stock on that date. For purposes of determining this number, all executive officers and directors of the registrant as of June 30, 2005 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 1, 2006, the registrant had 151,054,752 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 are incorporated by reference in Parts I and II. Portions of the registrant’s Proxy Statement for the annual meeting of shareholders to be held April 18, 2006 are incorporated by reference in Part III.

FORWARD LOOKING STATEMENTS

This Form 10-K, including the sections in Part I hereof captioned “Item 1. Business – Development of the Business”, “Item 1. Business – Products”, “Item 1. Business – Manufacturing and Support Services Operations”, and “Item 2. Properties”, and the sections in Part II hereof captioned “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding the payment of dividends, the leveling off of sales growth and the variability of sales at older stores, management of headcount and retention of labor efficiency, capital expenditures, purchases of store locations, funding of expansion plans, the expansion of foreign operations, new store and distribution center openings, markets for new stores, the typical time period for new stores to achieve their first profitable month, introduction of new product lines, growth in manufacturing and support services, protection from economic downturns provided by the number or type of the Company’s customers, and the expected leasing of new stores. A discussion of certain risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements are described later in this report under the heading entitled “Item 1A. Risk Factors.” and is included in the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 in the section thereof captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which section has been incorporated in this Form 10-K by reference. The registrant assumes no obligation to update either such forward-looking statements or the discussion of such risks and uncertainties.

PRESENTATION OF DOLLAR AMOUNTS

All dollar amounts in this Form 10-K are presented in thousands, except for per share dollar amounts or unless otherwise noted.

PART I

ITEM 1.	BUSINESS

Fastenal Company [“Fastenal Company” and, together with its wholly owned subsidiaries, Fastenal Company Services (this entity merged with Fastenal Company Purchasing during 2005), Fastenal Company Purchasing, Fastenal Company Leasing, Fastenal Canada Company, Fastenal Mexico S. de R.L. de C.V., Fastenal Mexico Services S. de R.L. de C.V., Fastenal Singapore P.T.E. Ltd., Fastenal Asia Pacific, Limited., FASTCO (Shanghai) Trading Co., Ltd., Fastenal IP Company, and Fastenal Europe, B.V., collectively, “the Company”] began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. As of December 31, 2005, the Company had 1,755 store sites located in 50 states, Puerto Rico, Canada, Mexico, Singapore, China, and the Netherlands, and employed 6,392 people at these sites.

The Company sells industrial and construction supplies in a wholesale and retail fashion. As of December 31, 2005 these industrial and construction supplies were grouped into ten product lines described further below. The Company’s Internet address for corporate and investor information is www.fastenal.com. The information contained on this web site or connected to the Company’s web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

The Company operated twelve distribution centers in North America as of December 31, 2005 from which the Company distributes products to its store sites.

Development of the Business

Fastenal Company began in 1967 with a marketing strategy of supplying threaded fasteners to customers in small, medium-sized, and, in subsequent years, large cities. The Company believes its success can be attributed to its ability to offer its customers a full line of products at convenient locations and to the high quality of the Company’s employees.

The Company opened its first store site in Winona, Minnesota, a city with a population of approximately 25,000. The following table shows the consolidated net sales for each year during the last ten years and the number of Company store sites at the end of each of the last ten years:

	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996
Net sales (in millions)	$1,523.3	1,238.5	994.9	905.4	818.3	755.6	618.2	511.2	404.2	292.3
Number of store sites at year end	1,755	1,533	1,314	1,169	1,025	897	807	764	642	483

As of December 31, 2005 and 2004, respectively, the Company operated store sites in:

Geographic location	2005	2004
United States	1,619	1,421
Puerto Rico	8	8
Canada	112	95
Mexico	12	7
Singapore	1	1
Netherlands	2	1
China	1	0

	1,755	1,533

The Company has closed only ten stores in its history; three of these locations were subsequently reopened when the expansion of the Company’s product line or the expansion of the Company’s distribution network improved the profitability of the locations.

The Company selects new locations for its stores based on their proximity to the Company’s distribution network, population statistics, and employment data for manufacturing and construction. The Company intends to continue opening new store sites and currently expects the rate of new store openings to be approximately 13 to 18% per year (calculated on the ending number of stores in the previous year).

The Company stocks all new stores with an inventory drawn from all of its product lines. Subsequent to opening, the store personnel may supplement the inventory offering to customize the selection to the needs of its customer base.

The Company believes, based on the demographics of the marketplace in North America, that there is sufficient potential in this geographic area to support at least 3,500 total stores. Many of the new store sites would be in cities in which the Company currently operates. The Company has not operated outside of North America long enough to assess the market potential of those markets.

In addition to the stores discussed above, the Company also operates “in-plant” sites. An “in-plant” site is a selling unit located in or near a customer’s facility that sells product solely to that customer. These sites are not included in the store count numbers as they represent a customer subset of a store.

The Company opened the following store sites in the last five years:

	2005	2004	2003	2002	2001
United States	198	198	140	136	120
Puerto Rico	—	1	—	1	1
Canada	17	16	9	7	4
Mexico	5	3	2	—	2
Singapore	—	—	—	—	1
Netherlands	1	1	—	—	—
China	1	—	—	—	—

Total openings	222	219	151	144	128

The Company plans to open additional store sites outside of the United States in the future. The store sites located outside the United States contributed approximately 6% of the Company’s consolidated net sales in 2005 with approximately 83% of this amount attributable to our Canadian operations.

No assurance can be given that any of the expansion plans described above will be achieved, or that new stores, once opened, will be profitable.

It has been the Company’s experience that near-term profitability has been adversely affected by the opening of new store sites, due to the related start-up costs and the time necessary to generate a customer base. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. As a result of this process, sales volume builds slowly and it typically requires nine to 12 months for a new store to achieve its first profitable month. Of the 74 stores opened in the first quarter of 2005, 26 were profitable in the fourth quarter of 2005.

For 2005, annual sales volumes of stores operating at least five years ranged between approximately $119 and $9,070, with 75% of these stores having annual sales volumes within the range of approximately $447 to $1,830. The data in the following table shows the growth in the average sales of the Company’s stores from 2004 to 2005 based on the age of each store. The stores opened in 2005 contributed approximately $35,500 (or approximately 2.3%) of the Company’s consolidated net sales in 2005, with the remainder coming from store sites opened prior to 2005.

Age of store site as of December 31, 2005	Year opened	Number of store sites in group as of December 31, 2005	Average sales 2004		Average sales 2005		Percent Change
0–1 year old	2005	222	$—		$160	[1]	—%
1–2 years old	2004	219	143	[1]	515		—
2–3 years old	2003	151	430		578		34.5
3–4 years old	2002	143	551		646		17.2
4–5 years old	2001	128	708		840		18.6
5–6 years old	2000	89	659		735		11.5
6–7 years old	1999	44	764		899		17.7
7–8 years old	1998	120	864		1,004		16.2
8–9 years old	1997	157	885		1,018		15.1
9–10 years old	1996	107	951		1,055		10.9
10–11 years old	1995	60	989		1,068		8.0
11–12 years old	1994	62	917		1,074		17.1
12–16 years old	1990-1993	155	1,294		1,451		12.1
16+ years old	1967-1989	98	2,237		2,389		6.8

[1]	The average sales include sales of store sites open for less than the full fiscal year.

As of December 31, 2005, the Company operated distribution centers in or near Winona, Minnesota; Indianapolis, Indiana; Dallas, Texas; Atlanta, Georgia; Scranton, Pennsylvania; Fresno, California; Seattle, Washington; Akron, Ohio; Salt Lake City, Utah; Greensboro, North Carolina; Kansas City, Kansas; and Toronto, Ontario. Distribution centers are located so as to permit twice-a-week to five times-a-week deliveries to Company stores using Company trucks and overnight delivery by surface common carrier. Approximately 85% of the Company’s stores receive five time-a-week delivery. As the number of stores increases, the Company intends to add new distribution centers.

The Company operates a central UNIX/terminal-based computer system allowing automatic data exchange between the stores and the distribution centers. The use of client/server technology allows the Company’s network of UNIX-based machines to serve networked personal computers and workstations. During the last several years, the Company has been converting a portion of this central processing system to a new computer software and operating system and plans to convert additional modules during 2006. At the store level, the Company operates a proprietary point-of-sale system. This system operates on a Microsoft Windows operating system.

Trademarks and Service Marks

The Company conducts its business under various trademarks and service marks, including Fastenal® with various designs or tag lines, FAS-N-IT®, FNL®, Blackstone™, and FNL G9™. Although the Company does not believe its operations are substantially dependent upon any of its trademarks or service marks, the Company considers its ‘Fastenal’ name and other trademarks and service marks to be valuable to its business.

Products

The Company’s original product offering was fasteners and other industrial and construction supplies, many of which are sold under the Fastenal® product name. This product line consists of two broad categories: threaded fasteners, such as bolts, nuts, screws, studs, and related washers; and miscellaneous supplies, such as paints, various pins and machinery keys, concrete anchors, batteries, sealants, metal framing systems, wire rope, strut, private-label stud anchors, rivets, and related accessories.

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

Threaded fasteners accounted for approximately 90% of the fastener product line sales in 2005, 2004, and 2003. Concrete anchors make up the largest portion of the miscellaneous supply items included in the Fastenal® product line. Most concrete anchors use threaded fasteners as part of the completed anchor assembly.

Since 1993, the Company added additional product lines. These product lines are sold through the same distribution channel as the original Fastenal® product line. The Company’s product lines include the following:

Product line:	Year introduced	Approximate number of stock items	Private label product name
Fasteners	1967	271,000	Fastenal®
Tools and equipment	1993	98,000	FastTool
Cutting tools and abrasives	1996	87,000	SharpCut
Hydraulics, pneumatics, plumbing and HVAC	1996	43,000	Fastenal®
Material handling, storage, and packaging	1996	9,000	EquipRite
Janitorial supplies, chemical, and paints	1996	12,000	CleanChoice
Electrical supplies	1997	16,000	PowerPhase
Welding supplies[1]	1997	22,000	FastArc
Safety supplies	1999	15,000	Fastenal®
Metals, alloys, and materials	2001	8,000	Fastenal®

[1]	The Company does not sell welding gases.

The Company plans to add other product lines in the future.

Inventory Control

The Company determines its inventory stocking levels through its computer systems, its sales personnel at the store, district, and region levels, and its product managers. The data used for this determination is derived from sales activity from all of the Company’s stores, from individual stores, and from geographic areas; it is also derived from vendor information and from customer demographic information. The computer system monitors the inventory level for all stock items and triggers replenishment, or prompts a buyer to purchase, as necessary, based on an established minimum-maximum level. All stores stock a base inventory and may expand beyond preset inventory levels as deemed appropriate by their district managers. Inventories in distribution centers are established from computerized data for the stores served by the respective centers.

Manufacturing and Support Services Operations

In 2005, approximately 95.1% of the Company’s consolidated net sales were attributable to products manufactured by other companies to industry standards. The remaining 4.9% of the Company’s consolidated net sales for 2005 related to products manufactured, modified or repaired by either the Company’s Manufacturing Division or its Support Services. The manufactured products consist primarily of non-standard sizes of threaded fasteners made to customers’ specifications. The services provided by the Support Services group include, but are not limited to, items such as tool repair, band saw blade welding, third-party logistics, and light manufacturing. The Company engages in these activities primarily as a service to its customers and expects these activities in the future to continue to contribute in the range of 4% to 10% of the Company’s consolidated net sales.

Sources of Supply

The Company uses a large number of suppliers for the approximately 580,000 standard stock items it distributes. Most items distributed by the Company can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. No single supplier accounted for more than 5% of the Company’s purchases in 2005.

Geographic Information

Information regarding the Company’s revenues and certain of the Company’s assets by geographic location is set forth in note 10 to the Notes to Consolidated Financial Statements contained in Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2005, which is incorporated herein by reference. Foreign currency fluctuations, changes in trade relations, or fluctuations in the relative strength of foreign economies could impact the Company’s ability to procure products overseas at competitive prices and the Company’s foreign sales.

Customers and Marketing

The Company believes its success can be attributed to its ability to offer customers in small, medium, and large-sized cities a full line of products at convenient locations, and to the high quality of the Company’s employees. Most of the Company’s customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufacturers and maintenance and repair operations. Other users of the Company’s products include farmers, truckers, railroads, mining companies, federal, state and local governmental entities, schools, and certain retail trades. As of December 31, 2005, the Company’s total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 232,000.

During each of the past three years ended December 31, 2005, no one customer accounted for a significant portion of the Company’s sales. The Company believes that the large number of its customers together with the varied markets that they represent provide some protection to the Company from economic downturns in a particular market.

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

Employees

As of December 31, 2005, the Company employed a total of 9,306 full and part-time employees, 6,392 being store managers and store employees, and the balance being employed in the Company’s distribution centers, manufacturing operations, service operations, and home office.

The Company believes the quality of its employees is critical to its ability to compete successfully in the markets it currently serves and to its ability to open new stores in new markets. The Company fosters the growth and education of skilled employees throughout the organization by operating training programs (see Fastenal School of Business below) and by decentralizing decision-making. Wherever possible, promotions are from within the Company. For example, most new store managers are promoted from an outside sales position or from an assistant manager’s position at another store; and district managers (who supervise a number of stores) are usually former store managers.

The Fastenal School of Business (FSB) is a comprehensive corporate university which fosters Fastenal employees’ continual development and business success through education. FSB provides core curricula focused on key competencies determined to be critical to successful Fastenal employees performance as well as provide specialized educational tracks within various institutes of learning. These institutes of learning are advanced levels that provide specific concentrations of education and development and have been designed to focus on the critical aspects of our business. These institutes provide a focused educational experience to enhance employee performance in relevant business areas such as leadership, effective store best practices, sales and marketing, product education, and distribution.

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

None of the Company’s employees is subject to a collective bargaining agreement and the Company has experienced no work stoppages. The Company believes its employee relations are good.

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

ITEM 1A.	RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the following factors should be considered in evaluating our business. Our operating results depend upon many factors and are subject to various risks and uncertainties. The material risks and uncertainties known to us which may cause the operating results to vary from anticipated results or which may negatively affect our operating results and profitability are as follows:

A downturn in the economy and other factors may affect customer spending, which could harm our operating results.

In general, our sales represent spending on discretionary items or consumption needs by our customers. This spending is affected by many factors, including, among others:

•	general business conditions,

•	interest rates,

•	inflation,

•	the availability of consumer credit,

•	taxation,

•	fuel prices and electrical power rates,

•	unemployment trends,

•	terrorist attacks and acts of war, and

•	other matters that influence consumer confidence and spending.

A downturn in either the national or local economy where our stores operate or changes in any of the other factors described above could negatively impact sales at our established stores (more than two years old) and their level of profitability.

Our current estimate for total store market potential in North America could be incorrect.

One of our primary growth strategies is to grow our business through the introduction of stores into new markets. Based on a snapshot of current marketplace demographics in the U.S., Canada, and Mexico, we currently estimate there is potential market opportunity in North America to support approximately 3,500 stores. We cannot guarantee that our market potential estimates are accurate or that we will open stores to reach the full market opportunity. In addition, a particular local market’s ability to support a store may change because of a change in our store format or the presence of a competitor’s store.

We may be unable to meet our goals regarding new store openings.

Our growth is primarily dependent on our ability to attract new customers, and the most effective way to attract new customers is by opening new stores. Our current business strategy focuses on opening stores at a rate of approximately 13% to 18% each year, which is consistent with our historical average. Failure to open stores at this rate could negatively impact our long-term growth.

Neither our current business strategy that focuses on stores with an industrial-leaning retail look and feel nor our new business strategy of opening certain stores with additional product selection has been proven successful on a long-term basis.

In 2002, we began implementing our current business strategy that focuses on store locations with an industrial-leaning retail look and feel, which we refer to as the Customer Service Project or CSP. The viability of this business strategy has not been proven on a long-term basis. We recently transitioned from opening CSP stores to expanding certain stores with additional product selection, which requires an additional $62 thousand in inventory, two additional sales specialists and two additional vehicles in each store. We refer to this new, larger store format as CSP2. The results we achieved at our CSP format stores may not be indicative of the results we achieve at our CSP2 format stores. The new format increases our operating costs per store, but may not lead to proportionately increased revenues per store. Our mix of higher and lower margin merchandise in the CSP2 stores differs from the merchandise mix in our smaller stores and, therefore, may negatively impact our gross margins in our larger format stores. In addition, we may not carry the appropriate merchandise mix during our busiest seasons in our larger format stores. We cannot assure our success in operating the CSP2 format stores on a profitable basis. If a CSP2 format store is unprofitable, the impact on our financial results could be greater than the impact of an unprofitable smaller format store.

Lower volume orders and changes in our customers and product mix could cause our gross margin percentage to fluctuate or decline in the future.

From time to time, we have experienced changes in product mix and inbound inventory costs. For example, marketing activities to existing customers and needs communicated to us from existing and prospective customers have caused us to change our product mix in the past. When we change our product mix, there can be no assurance that we will be able to maintain our historical gross margins. Furthermore, there is no assurance that we will be able to continue to incrementally increase our gross margin percentage by varying product mix as we have over the last several years. Changes in our customers, product mix, or the volume of our orders could cause our gross margin percentage to fluctuate or decline.

Opening stores in new markets presents increased risks that may prevent us from being profitable in these new locations.

We intend to open stores in new markets pursuant to our growth strategy. New stores do not typically achieve operating results comparable to our existing stores until after several years of operation, and stores in new markets face additional challenges to achieving profitability. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. In new markets, we have less familiarity with local customer preferences, and customers in these markets are less familiar with Fastenal’s name and capabilities. In addition, entry into new markets may bring us into competition with new, unfamiliar competitors. We cannot assure success in operating our stores in new markets on a profitable basis.

New store openings may negatively impact our operating results.

While new stores build the infrastructure for future growth, the first year sales in new stores are low, and the added expenses related to payroll, occupancy, and transportation costs can impact our ability to leverage earnings. It has been our experience that new stores take approximately ten to twelve months to achieve profitability. We cannot assure you that we will be successful in operating our new stores on a profitable basis.

Our ability to develop product expertise at the store level, identify future products and product lines that complement existing products and product lines, and integrate new products and product lines into our stores and distribution network could impact sales and margins.

One of our growth strategies is to continue to lead our industry in product selection and expertise at the store level by enhancing existing product selection and by developing and marketing new product selections that respond to customer needs. We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which we compete or trends in new products.

Increases in energy costs and the cost of raw materials used in our products could impact our cost of goods and distribution and occupancy expenses, which may result in lower operating margins.

Costs of raw materials used in our products (i.e. steel) and energy costs have been rising during the last several years, which has resulted in increased production costs for our vendors. Those vendors typically look to pass their increased costs along to us through price increases. The fuel costs of our distribution operation are rising as well. While we typically try to pass increased vendor prices and fuel costs through to our customers or to modify our activities to mitigate the impact, we may not be successful. Failure to fully pass these increased prices and costs through to our customers or to modify our activities to mitigate the impact would have an adverse effect on our operating margins.

Our ability to successfully attract and retain qualified personnel to staff our stores could impact labor costs, sales at existing stores, and the rate of new store openings.

Our success depends in part upon our ability to attract, motivate, and retain a sufficient number of qualified employees, including store managers and store associates, who understand and appreciate our culture and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the industry is high. If we are unable to hire and retain personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and product knowledge, our sales could be materially adversely affected. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may also delay the planned openings of new stores. Any such delays, any material increases in employee turnover rates at existing stores, or any increases in labor costs could have a material adverse effect on our business, financial condition or operating results.

Inclement weather and other disruptions to the transportation network could impact our distribution system.

Our ability to provide efficient distribution of core business products to our store network is an integral component of our overall business strategy. Disruptions at distribution centers or shipping ports, due to events such as the hurricanes of 2005 and the longshoreman’s strike on the West Coast in 2002, may affect our ability to both maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations. In addition, severe weather conditions could adversely affect demand for our products in particularly hard hit regions.

We are exposed to foreign currency exchange rate risk, and changes in foreign exchange rates could increase our costs to procure products and our foreign sales.

Because the functional currency related to most of our foreign operations is the applicable local currency, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers and purchases from suppliers denominated in foreign currencies. In addition, fluctuations in the relative strength of foreign economies could impact our ability to procure products overseas at competitive prices and our foreign sales. Our primary exchange rate exposure is with the Canadian Dollar.

We may not be able to compete effectively against our competitors, which could harm our business and operating results.

The industrial, construction, and maintenance supply industry, although consolidating, still remains a large, fragmented industry that is highly competitive. We believe that sales of industrial, construction, and maintenance industry supplies will become more concentrated over the next few years, which may make the industry even more competitive. Our current or future competitors include companies with similar or greater market presence, name recognition, and financial, marketing, and other resources, and we believe they will continue to challenge us with their product selection, financial resources, and services. Increased competition in markets in which we have stores or the adoption by competitors of aggressive pricing strategies and sale methods could cause us to lose market share or to reduce our prices or increase our spending, thus eroding our margins.

Our revenues and net income may be adversely affected by the economic conditions, political situations and changing laws and regulations in foreign countries, over which we have no control.

We obtain certain of our products, and our suppliers obtain certain of their products, from China, Taiwan, South Korea, Mexico and other foreign countries. Our vendors could discontinue selling products manufactured in foreign countries at any time for reasons that may or may not be in our control or the vendor’s control, including foreign government regulations, political unrest, war, disruption or delays in shipments, changes in local economic conditions and trade issues. Our operating results and inventory levels could suffer if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

The industrial, construction, and maintenance supply industry is consolidating, which could cause it to become more competitive and could negatively impact our business.

The industrial, construction and maintenance supply industry in North America is currently consolidating. This consolidation is being driven by customer needs and supplier capabilities, which could cause the industry to become more competitive as greater economies of scale are achieved by suppliers. Customers are increasingly aware of the total costs of fulfillment and of the need to have consistent sources of supply at multiple locations. We believe these customer needs could result in fewer suppliers as the remaining suppliers become larger and capable of being a consistent source of supply.

There can be no assurance that we will be able in the future to take advantage effectively of the trend toward consolidation. The trend in our industry toward consolidation could make it more difficult for us to maintain operating margins. Furthermore, as our industrial and construction customers face increased foreign competition, and potentially lose business to foreign competitors or shift their operations overseas in an effort to reduce expenses, we may face increased difficulty in growing and maintaining our market share and growth prospects.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

The Company owns six facilities in Winona, Minnesota. These facilities are as follows:

Purpose	Approximate Square Feet
Distribution center and home office	213,000
Manufacturing facility	100,000
Winona store	13,000
Winona product support and support services facility	55,000
Rack and shelving storage	42,000
Multi-building complex which houses certain operations of the distribution group and home office support group	30,000

The Company also owns the following facilities, excluding store locations, outside of Winona, Minnesota:

Purpose	Location	Approximate Square Feet
Distribution center	Indianapolis, Indiana	414,000
Distribution center	Atlanta, Georgia	198,000
Distribution center	Dallas, Texas	95,000
Distribution center	Scranton, Pennsylvania	160,000
Distribution center	Akron, Ohio	102,000
Distribution center	Kansas City, Kansas	300,000
Distribution center	Toronto, Ontario, Canada	62,000
Distribution center	Greensboro, North Carolina	250,000
Distribution center[1]	Modesto, California	320,000

[1]	This facility was acquired in November 2005. This facility is expected to become operational in the latter half of 2006 as a replacement to the current leased facility in Fresno, California.

In addition, the Company owns 172 buildings that house the Company’s store locations in various cities throughout North America and is currently in the process of building or renovating another 14 owned store locations for future use.

All other buildings occupied by the Company are leased. Leased stores range from approximately 3,500 to 10,000 square feet, with lease terms of up to 60 months (most lease term are for 36 months). The Company also leases the following distribution centers:

Purpose	Location	Approximate Square Feet	Lease Expiration Date	Remaining Lease Renewal Options
Distribution center	Seattle, Washington	55,000	March 2008	None
Distribution center	Fresno, California	52,500	February 2006[1]	None
Distribution center	Salt Lake City, Utah	22,000	July 2012	None

[1]	This facility will be relocated to our new owned facility in Modesto, California during 2006. The lease will be on a month-to-month basis until the move occurs.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Fastenal Company are:

Name	Employee of Fastenal since	Age	Position
Willard D. Oberton	1980	47	Chief Executive Officer, President, and Director
Nicholas J. Lundquist	1979	48	Executive Vice-President and Chief Operating Officer
Daniel L. Florness	1996	42	Executive Vice-President and Chief Financial Officer
Steven L. Appelwick	1981	46	Vice-President – Product Development, Supply Chain, Global Procurement, and Trading

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

Mr. Appelwick has been a Vice-President with responsibilities for Product Development, Supply Chain, Global Procurement and Trading of Fastenal Company since December 2002. From August 2001 through December 2002, Mr. Appelwick was Operations Manager of Fastenal Company. From August 1999 through July 2001, Mr. Appelwick held the position of Business Development/Logistics Manager of Fastenal Company.

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
AND ISSUER PURCHASES OF EQUITY SECURITIES

Incorporated herein by reference is Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2005, Common Stock Data on page 6.

ITEM 6.	SELECTED FINANCIAL DATA

Incorporated herein by reference is Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2005, Six-Year Selected Financial Data on page 5.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference is Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2005, Management’s Discussion & Analysis of Financial Condition & Results of Operations on pages 8 to 17.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Incorporated herein by reference is Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2005, Market Risk Management on page 15.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated herein by reference is Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2005, Selected Quarterly Financial Data (Unaudited) on page 6, Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 18 to 32, and Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Supplemental Schedule on page 34.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Incorporated herein by reference is Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2005, Management Report on Internal Control over Financial Reporting on page 33 and Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on page 35.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information appearing under the headings “Election of Directors—Nominees and Required Vote”, pages 6 to 7, “Election of Directors—Committee Matters”, page 8, and “Section 16(a) Beneficial Ownership Reporting Compliance”, page 18, in Fastenal Company’s Proxy Statement dated February 22, 2006. See also Part I hereof under the heading “Item X. Executive Officers of the Registrant”.

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

Incorporated herein by reference is the information appearing under the headings “Election of Directors—Compensation of Directors and Committee Members”, page 10, “Executive Compensation—Summary of Compensation”, page 13, “Executive Compensation—Option Grants”, page 14, and “Executive Compensation—Compensation Committee Interlocks and Insider Participation”, page 14, in Fastenal Company’s Proxy Statement dated February 22, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is the information appearing under the heading “Security Ownership of Principal Shareholders and Management”, pages 3 to 5, in Fastenal Company’s Proxy Statement dated February 22, 2006.

Executive Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excludes Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	646,000	$20.00	6,941,730
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Total	646,000	$20.00	6,941,730

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is the information appearing under the heading “Independent Auditors’ Fees and Services”, pages 11 to 12, in Fastenal Company’s Proxy Statement dated February 22, 2006.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1.	Financial Statements:

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Earnings for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Supplemental Schedule

(Incorporated by reference to pages 18 to 32 and page 34 of Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2005)

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

3.	Exhibits:

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

10.1	Description of bonus arrangement for Chief Executive Officer and President, Executive Vice-President and Chief Financial Officer, Executive Vice-President and Chief Operating Officer, and Executive Vice-President—Product Procurement, Supply Chain, Global Procurement and Trading (incorporated by reference to Item 1.01 to Fastenal Company’s Current Report on Form 8-K filed January 23, 2006)*

10.2	Fastenal Company Stock Option Plan (incorporated by reference to Exhibit A to Fastenal Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 15, 2003)*

13	Annual Report to Shareholders for the fiscal year ended December 31, 2005 (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)

21	List of Subsidiaries

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

Copies of Exhibits will be furnished upon request and payment of the Company’s reasonable expenses in furnishing the Exhibits.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c).

FASTENAL COMPANY

Schedule II—Valuation and Qualifying Accounts

Years ended December 31, 2005, 2004, and 2003

(Amounts in thousands)

Description	Balance at beginning of year	“Additions” charged to costs and expenses		“Other” additions (deductions)	“Less” deductions		Balance at end of year
Year ended December 31, 2005
Allowance for doubtful accounts	$5,181	5,933		—	7,239		3,875
Insurance reserves	$6,698	32,190	[1]	—	26,355	[2]	12,533
Year ended December 31, 2004
Allowance for doubtful accounts	$4,070	6,931		—	5,820		5,181
Insurance reserves	$3,829	23,481	[1]	—	20,612	[2]	6,698
Year ended December 31, 2003
Allowance for doubtful accounts	$3,543	5,857		—	5,330		4,070
Insurance reserves	$5,963	19,723	[1]	—	21,857	[2]	3,829

[1]	Includes costs and expenses incurred for premiums and claims related to health and general insurance.

[2]	Includes costs and expenses paid for premiums and claims related to health and general insurance.

See accompanying Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Supplemental Schedule incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2006

FASTENAL COMPANY

By	/s/ Willard D. Oberton
Willard D. Oberton, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 22, 2006

By	/s/ Willard D. Oberton	By	/s/ Daniel L. Florness
	Willard D. Oberton, Chief Executive Officer (Principal Executive Officer) and Director		Daniel L. Florness, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By	/s/ Robert A. Kierlin	By	/s/ Michael M. Gostomski
	Robert A. Kierlin, Director		Michael M. Gostomski, Director

By	/s/ Stephen M. Slaggie	By	/s/ John D. Remick
	Stephen M. Slaggie, Director		John D. Remick, Director

By	/s/ Henry K. McConnon	By	/s/ Robert A. Hansen
	Henry K. McConnon, Director		Robert A. Hansen, Director

By	/s/ Reyne K. Wisecup	By	/s/ Michael J. Dolan
	Reyne K. Wisecup, Director		Michael J. Dolan, Director

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

10.1	Description of bonus arrangement for Chief Executive Officer and President, Executive Vice-President and Chief Financial Officer, Executive Vice-President and Chief Operating Officer, and Executive Vice-President - Product Procurement, Supply Chain, Global Procurement and Trading (incorporated by reference to Item 1.01 to Fastenal Company’s Current Report on Form 8-K filed January 23, 2006)

10.2	Fastenal Company Stock Option Plan (incorporated by reference to Exhibit A to Fastenal Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 15, 2003)

13	Annual Report to Shareholders for the fiscal year ended December 31, 2005 (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)	Electronically Filed

21	List of Subsidiaries	Electronically Filed

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed