Form 10-Q
period 2006-03-31
FASTENAL CO
filed 2006-04-25
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006,

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at April 18, 2006
Common Stock, $.01 par value	151,054,752

FASTENAL COMPANY

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

	(Unaudited) March 31, 2006
		December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$69,118	56,204
Marketable securities	781	669
Trade accounts receivable, net of allowance for doubtful accounts of $3,164 and $3,875, respectively	212,517	183,556
Inventories	371,095	361,561
Deferred income tax asset	9,925	9,925
Other current assets	36,734	37,093

Total current assets	700,170	649,008

Marketable securities	13,163	13,228
Property and equipment, less accumulated depreciation	236,655	224,448
Other assets, less accumulated amortization	3,384	3,351

Total assets	$953,372	890,035

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$54,845	38,572
Accrued expenses	51,088	50,258
Income taxes payable	29,986	2,708

Total current liabilities	135,919	91,538

Deferred income tax liability	16,085	14,948

Stockholders’ equity:
Common stock, 200,000,000 shares authorized 151,054,752 shares issued and outstanding	1,511	1,511
Additional paid-in capital	168	—
Retained earnings	794,241	776,598
Accumulated other comprehensive income	5,448	5,440

Total stockholders’ equity	801,368	783,549

Total liabilities and stockholders’ equity	$953,372	890,035

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	(Unaudited) Three months ended March 31,
	2006	2005
Net sales	$431,703	353,809

Cost of sales	214,216	179,047

Gross profit	217,487	174,762

Operating and administrative expenses	140,512	115,086
Loss on sale of property and equipment	35	248

Operating income	76,940	59,428

Interest income	388	299

Earnings before income taxes	77,328	59,727

Income tax expense	29,474	22,696

Net earnings	$47,854	37,031

Basic and diluted net earnings per share	$0.32	0.24

Basic weighted average shares outstanding	151,055	151,754

Diluted weighted average shares outstanding	151,390	151,988

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	(Unaudited) Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$47,854	37,031
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	7,592	6,646
Loss on sale of property and equipment	35	248
Bad debt expense	837	1,687
Deferred income taxes	1,137	—
Stock based compensation	168	—
Amortization of non-compete agreement	17	17
Changes in operating assets and liabilities:
Trade accounts receivable	(29,798)	(22,618)
Inventories	(9,534)	(3,071)
Other current assets	359	2,454
Accounts payable	16,273	3,835
Accrued expenses	830	3,349
Income taxes, net	27,278	18,927
Other	(30)	(1,410)

Net cash provided by operating activities	63,018	47,095

Cash flows from investing activities:
Purchase of property and equipment	(20,986)	(12,266)
Proceeds from sale of property and equipment	1,152	1,489
Net (increase)/decrease in marketable securities	(47)	19,747
Increase in other assets	(50)	(23)

Net cash (used in) provided by investing activities	(19,931)	8,947

Cash flows from financing activities:
Payment of dividends	(30,211)	(23,522)

Net cash used in financing activities	(30,211)	(23,522)

Effect of exchange rate changes on cash	38	(28)

Net increase in cash and cash equivalents	12,914	32,492

Cash and cash equivalents at beginning of period	56,204	33,503

Cash and cash equivalents at end of period	$69,118	65,995

Supplemental disclosure of cash flow information:
Cash paid during each period for:
Income taxes	$2,196	3,769

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

March 31, 2006 and 2005

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as the Company or Fastenal) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company’s consolidated financial statements as of and for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(2) Stockholders’ Equity and Stock-Based Compensation

On April 15, 2003, the shareholders of the Company approved the Fastenal Company Stock Option Plan (Fastenal Option Plan). The aggregate number of authorized and unissued shares of common stock of the Company for which options may be granted and which may be purchased upon the exercise of options granted under the Fastenal Option Plan was set at 7,588. The Company granted options to purchase 930 shares of common stock of the Company under the Fastenal Option Plan in May 2003 (646 of these options are currently outstanding). These options will become exercisable on June 1, 2006 and will expire on November 30, 2006. The exercise price for the granted options is $20 per share. No options have been granted since the original grant in May 2003. During the first quarter of 2006 and 2005, the Company had no stock-based employee compensation plans other than the Fastenal Option Plan.

Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations. Accordingly, no stock-based employee compensation cost was reflected in net earnings prior to January 1, 2006 as all options to purchase common stock of the Company had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

March 31, 2006 and 2005

(Unaudited)

Effective January 1, 2006, the Company began recording compensation expense associated with stock-based awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No.123R) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS No. 123R supercedes APB No. 25, and amends SFAS No. 95 Statement of Cash Flows. Generally, the approach in SFAS No.123R is similar to the approach described in SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). However, SFAS No. 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. The stock-based compensation expense amount recorded was $168 (pre-tax amount) in the first quarter of 2006.

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to the Fastenal Option Plan:

	Three months ended March 31
	2006	2005
Basic—weighted shares outstanding	151,055	151,755
Weighted shares assumed upon exercise of stock options	335	233

Diluted—weighted shares outstanding	151,390	151,988

The dilutive impact summarized above relates to periods when the average market price of Company stock exceeded the exercise price of the potentially dilutive option securities granted in May 2003. As indicated earlier, the Company has granted no other potentially dilutive option securities.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

March 31, 2006 and 2005

(Unaudited)

The fair value of each stock option was estimated as of the grant date using the Black-Scholes option-pricing model. The assumptions used and the estimated fair values are as follows:

Year of grant	Risk-free interest rate	Expected life of option in years	Expected dividend yield	Expected stock volatility	Estimated fair value of stock option
2003	4.5%	3.42	0.2%	30.33%	$3.55

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in the previous year:

Three months ended March 31, 2005
Reported net earnings	$37,031
Stock-based employee compensation expense, net of related tax effects	126

Pro forma net earnings	$36,905

Reported basic and diluted net earnings per share	$.24

Pro forma basic and diluted net earnings per share	$.24

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

March 31, 2006 and 2005

(Unaudited)

(3) Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Three months ended March 31,
	2006	2005
Net earnings	$47,854	37,031
Translation adjustment	277	(1,302)
Change in marketable securities	(269)	(136)

Total comprehensive income	$47,862	35,593

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

March 31, 2006 and 2005

(Unaudited)

(4) Unrealized Investment Gains and Losses

The following table shows, as of March 31, the fair value and the gross unrealized gains and losses of the Company’s investments. This information is aggregated by the investment category and the length of time that individual securities have been in a continuous unrealized gain or loss position.

	March 31, 2006
	Less than 12 months		12 months or more		Total
Description	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
Federal mortgage backed security	$—	—	9,731	(269)	$9,731	(269)
State and municipal bonds	—	—	3,432	—	3,432	—
Corporate bonds	—	—	—	—	—	—
Certificates of deposit or money market	781	—	—	—	781	—

Total	$781	—	13,163	(269)	$13,944	(269)

	March 31, 2005
	Less than 12 months		12 months or more		Total
Description	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
Federal mortgage backed security	$—	—	9,798	(202)	$9,798	(202)
State and municipal bonds	—	—	4,376	—	4,376	—
Corporate bonds	—	—	4,556	66	4,556	66
Certificates of deposit or money market	2,487	—	—	—	2,487	—

Total	$2,487	—	18,730	(136)	$21,217	(136)

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

March 31, 2006 and 2005

(Unaudited)

As was disclosed in our 2005 Annual Report to Shareholders, the Company classifies these securities as available-for-sale. Available-for-sale securities are recorded at fair value based on current market value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings, but are included in comprehensive income, and are reported as a separate component of stockholders’ equity until realized.

The unrealized losses on the Company’s investments at the end of the periods were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of the fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2006 and March 31, 2005.

(5) Operating Leases with Guarantees

The Company leases certain pick-up trucks under operating leases. These leases typically have a 72 month term and include an early buy out clause the Company generally exercises, thereby giving the leases an effective term of 12-15 months. Certain operating leases for vehicles contain residual value guarantee provisions, which could become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration, of the leases that contain residual value guarantees, is approximately $10,481 at March 31, 2006. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.

(6) Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes (APB No. 20), and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used. SFAS No. 154 also requires that a change in depreciation, amortization, or

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

March 31, 2006 and 2005

(Unaudited)

(6) Recent Accounting Pronouncements continued

depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We are required to adopt the provision of SFAS No. 154 as of June 1, 2006, although earlier adoption is permitted. We are currently evaluating the provisions of SFAS No. 154.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s financial position and operating results during the periods included in the accompanying consolidated financial statements. (Dollar amounts are in thousands except where otherwise noted.)

The following discussion refers to the term daily sales. Daily sales are defined as sales for a period of time divided by the number of business days in that period of time.

Business Overview— Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of over 1,800 company owned stores. Most of the Company’s customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufactures (OEM) and maintenance and repair operations (MRO). Other users of the Company’s product include farmers, truckers, railroads, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our stores and customers are primarily located in North America.

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

	Three months ended March 31,
	2006	2005
Growth percentage	10.8%	13.7%

Our stores that are two to five years old are also impacted by the economy, but to a lesser degree. The net sales growth rate of our stores that are two to five years old was as follows:

	Three months ended March 31,
	2006	2005
Growth percentage	31.1%	29.9%

(Continued)

ITEM 2. (Continued)

Combined these two groups represent a consistent “same store” view of our business. These stores, which are more than two years old, had net sales growth rates as follows:

	Three months ended March 31,
	2006	2005
Growth percentage	14.6%	16.7%

Note: The age groups above are measured as of the last day of each respective year.

Sales Growth— Net sales were as follows:

	Three months ended March 31,
	2006	2005
Net sales	$431,703	353,809
Growth percentage	22.0%	24.5%

The increases in net sales in both three month periods came primarily from higher unit sales, and to a lesser degree in the first quarter of 2005, increases in prices. Price increases, due to inflation in steel pricing, added approximately 1% to sales during the first quarter of 2005. The higher unit sales resulted from increases in sales at older store sites (discussed earlier) and the opening of new store sites in 2005 and 2006.

The mix of sales from the original Fastenal® product line (which consists primarily of threaded fasteners) and from the newer product lines was as follows:

	Three months ended March 31,
Product line	2006	2005
Fastener product line	52.3%	55.0%
Newer product lines	47.7%	45.0%

Daily sales growth rates for the twelve months of 2004 and 2005, and the first three months of 2006, were as follows (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2004	16.1%	20.1%	19.1%	22.1%	25.6%	25.7%	27.0%	24.9%	26.2%	27.6%	25.0%	27.4%
2005	26.2%	25.1%	22.5%	26.6%	22.9%	21.2%	21.8%	21.7%	26.8%	22.7%	21.7%	17.0%
2006	23.9%	21.3%	21.1%

The January 2004 to November 2005 time frame generally represents improvement followed by stabilization in our daily sales trends. The January 2004 to November 2005 general improvement and stabilization reflects continued strengthening in the economy as it relates to the customers we

(Continued)

ITEM 2. (Continued)

sell to in North America and the impact of the Fastenal standard inventory stocking model (see reference below regarding the Customer Service Project, or CSP). The 2004 period and the first half of 2005 were positively impacted by inflation in the steel based products we sell. The December 2005 daily sales growth rate was weaker than we expected; however, we believe this was an abnormality due to the following reasons (1) historically we have seen fluctuations in December’s daily sales growth rates due to the presence of the various holidays and their impact on our customers’ buying patterns and (2) December 2004 experienced strong growth, which creates a more difficult comparison in the next year. In 2005, item (2) is also noticeable in months such as May, June, July, and, to a lesser degree, October. The noticeable exception to item (2) is the month of September, which experienced stronger growth due to the demand generated by Hurricane Katrina. The continued strong growth in the January 2006 to March 2006 time frame generally represents a continuation of the strong environments experienced in 2004 and 2005. The March 2006 growth was impacted by the correction of an error during the quarter. This correction, which is immaterial to our financial statements, was recorded as a reduction in the March 2006 sales of $1,623. This error accumulated over the last five years. We disclosed it in the interest of transparency to our sales amounts; we apologize for the previous error.

Statement of Earnings Information (percentage of net sales) —

	Three months ended March 31,
	2006	2005
Net sales	100.0%	100.0%
Gross profit margin	50.4%	49.4%

Operating and administrative expenses	32.6%	32.5%
Loss on sale of property and equipment	0.0%	(0.1)%

Operating income	17.8%	16.8%

Interest income	0.1%	0.1%

Earnings before income taxes	17.9%	16.9%

Note – Amounts may not foot due to rounding difference.

Reclassification note— Historically, we have included certain of our internal trucking costs in operating and administrative expenses. These costs include items such as driver pay, truck depreciation, and the cost of our transfer stations and transfer trucks. Historically, we felt this classification was appropriate for a distribution business; however, we now believe our distribution operation has many characteristics of an outside trucking firm. Our costs associated with outside trucking, such as small parcel and less-than-truckload (or LTL) shipping have historically been included in cost of goods sold. We have reclassified the distribution expenses discussed above from operating and administrative expenses to costs of goods sold as we believe it provides a more accurate presentation for the readers of our financial statements; and have also reclassified the 2005 presentation to consistently reflect the new classification. This

(Continued)

ITEM 2. (Continued)

reclassification lowered the gross profit margin and the operating and administrative expense percentages above by 0.7% points in first three months of 2005. (Note – this reclassification was first discussed in our 2005 Annual Report to Shareholders.)

Gross profit margins for the first three months of 2006 increased over the same period in 2005. The improvement was driven by our freight initiative (discussed later) and by improvements in our direct sourcing operations.

Operating and administrative expenses grew at a rate approximately the same as the net sales growth rate during the first three months of 2006. This was primarily due to the tight management of employee numbers throughout the organization in all of 2005 and the first three months of 2006. As discussed in our 2005 Annual Report to Shareholders, payroll and related expenses have historically represented approximately 70% of operating and administrative expenses. Effective management of this expense allows us to leverage the sales growth more effectively. This tight management was significant, given the store expansion (discussed later). We will continue to manage headcount in a similar fashion and expect to maintain most of the labor efficiency. The operating and administrative expenses in the first quarter of 2006 include $168 of expenses related to the adoption of new stock option accounting rules. This expense will also occur in the second quarter of 2006, but will then cease as all outstanding options will be vested on June 1, 2006.

Income taxes, as a percentage of earnings before income taxes, were approximately 38.1% and 38.0% in 2006 and 2005, respectively. This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and based on the level of profits in those jurisdictions.

Net earnings— Net earnings and net earnings per share were as follows:

	Three months ended March 31,
	2006	2005
Net earnings	$47,854	37,031
Growth percentage	29.2%	31.6%

Basic net earnings per share	$.32	.24
Growth percentage	33.3%	32.4%

Diluted net earnings per share	$.32	.24
Growth percentage	33.3%	32.4%

The Company increased its net earnings in the three month periods primarily due to the aforementioned growth in the gross margin percentage.

(Continued)

ITEM 2. (Continued)

Impact of Current Initiatives— During 2005 and the first three months of 2006, Fastenal has been actively pursuing several initiatives to improve its operational performance. These include: (1) a new freight model, (2) tactical changes to our working capital model, and (3) an expanded store model called CSP2.

The freight model represents a focused effort to haul a higher percentage of our products utilizing the Fastenal trucking network (which operates at a substantial savings to external service providers because of our ability to leverage our existing routes) and to charge freight more consistently in our various operating units. This initiative positively impacted the latter two-thirds of 2005 and the first quarter of 2006 despite the fact that we experienced year-over-year increases of approximately 31.7% and 30.7%, respectively, in per gallon diesel fuel costs.

The tactical changes to our working capital model include the establishment of a central call center for accounts receivable collection and the establishment of financial business rules for the purchasing of products outside the standard stocking model (formerly referred to as CSP) at our store locations. The balance sheet impacts of these changes are described below in the working capital discussion.

The CSP2 store model represents an expansion of the core stocking items and sales personnel in an existing store with the goal of driving additional product sales to existing customers, target customers, and specific geographic areas within established markets. During the first quarter of 2006, 44 stores were converted to the CSP2 format. This resulted in 74 stores converted to the CSP2 format since the beginning of the third quarter of 2005. The balance sheet impacts of these conversions are described below in the working capital discussion.

Impact of Fuel Prices During the Quarter— Rising fuel prices continued to take a toll during the quarter ended March 31, 2006. Our fleet consists of a variety of distribution vehicles as well as store delivery vehicles. Our vehicle fuel costs averaged approximately $1,248 per month in the first quarter of 2005. During the first quarter of 2006, vehicle fuel costs have averaged approximately $1,864 per month. This increase resulted from rising fuel costs, the freight initiative discussed earlier, and the increase in sales and store locations.

(Continued)

ITEM 2. (Continued)

Working Capital— Two components of working capital, accounts receivable and inventories, improved as compared with sales growth in the first quarter of 2006. The March 2005 to March 2006 percentage growth (i.e. year over year) and the year-to-date dollar increase was as follows:

	March 31,
Annual rate of growth	2006	2005
Accounts receivable (gross)	14.2%	21.5%
Inventories	19.6%	28.8%

	Three Months Ended March 31,
Dollar growth for the period	2006	2005
Accounts receivable (gross)	$28,250	21,236
Inventories	$9,534	3,071

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

The accounts receivable increase of 14.2% represents a meaningful lag behind the 21.1% and 22.0% sales increase in March 2006 and in the first quarter of 2006, respectively. We continue to be pleased with the improvements in accounts receivable during 2005 and the first three months of 2006, and with the related reduction in bad debt expense when compared to historical amounts.

The inventory increase of 19.6% represents a lag behind the 22.0% sales increase in the first quarter of 2006. The increase of $9,532 since December 31, 2005 primarily consists of approximately $4,400 for new stores and $2,600 for CSP2 conversions.

Overall, our initiatives are having a positive impact on accounts receivable and inventory. As we indicated in earlier communications, our 2006 goals center on our ability to move the ratio of annual sales to accounts receivable and inventory (Annual Sales: AR&I) back to better than a 3.0:1 ratio (on December 31, 2005, we had a ratio of 2.8:1). Historically, we have been able to achieve a 20% after tax return on total assets (our internal goal) when our Annual Sales: AR&I ratio is at or above 3.0:1.

(Continued)

ITEM 2. (Continued)

Store Openings— As discussed in previous public statements, the Company’s goal is to continue opening approximately 13% to 18% new stores each year (calculated on the ending number of stores in the previous year). On December 31, 2005, the Company operated 1,755 stores; therefore, we expect to open approximately 228 to 316 new stores in 2006. The Company opened 222 new stores in 2005 and 219 new stores in 2004, or an increase over the previous December of 14.5% and 16.7%, respectively. While the new stores continue to build the infrastructure for future growth, the first year sales are low, and the added expenses related to payroll, occupancy, and transportation costs do impact the Company’s ability to leverage earnings. As disclosed previously, it has been the Company’s experience that new stores take approximately ten to twelve months to achieve profitability. The planned openings can be altered in a short time span, usually less than 60 to 90 days.

In June 2002, we began our ‘customer service project’ (or CSP). This project centered on stocking all of our stores with a consistent base of product and with a consistent merchandising scheme. This project was 97% complete on December 31, 2005 and is expected to be completed during 2006 as the last 55 stores are converted. Since the CSP format represents the stocking model in substantially all of our locations, during the first quarter of 2005 we began to refer to these converted locations simply as stores with our expected inventory stocking model, versus the CSP designation. Consistent with our operating philosophy, we intend to continue identifying products and store display themes to position our stores to the Fastenal goal of being ‘the best industrial and construction supplier in each local market in which we operate’. In June 2005 we disclosed our intention to convert locations to the CSP2 format. The CSP2 format represents a further expansion of the Fastenal standard inventory stocking model at the store level. As of March 31, 2006, 74 stores had been converted to the CSP2 format. Of these stores, 30 were converted in the latter half of 2005 and 44 were converted in the first quarter of 2006. We expect to convert approximately 40 to 50 additional stores, per quarter, to the CSP2 format throughout the remainder of 2006.

Critical Accounting Policies— A discussion of the critical accounting policies related to accounting estimates is contained in the Company’s 2005 Annual Report to Shareholders.

(Continued)

ITEM 2. (Continued)

Liquidity and Capital Resources—

Cash flow activity was as follows:

	Three months ended March 31,
	2006	2005
Net cash provided by operating activities	$63,018	47,095
Net cash (used in) provided by investing activities	$(19,931)	8,947
Net cash used in financing activities	$30,211	23,522

Net cash provided by operating activities has increased from the prior year as the growth in net earnings was aided by improving trends in working capital management (discussed earlier).

Net cash used in investing activities changed primarily due to changes in marketable securities and property and equipment.

Property and equipment expenditures in the first three months of 2006 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings and conversion of existing stores to the expected inventory stocking model (formerly referred to at CSP) or to the CSP2 stocking model, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, and (6) the expansion of Fastenal’s distribution/trucking fleet. Disposals of property and equipment consisted of the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business and the disposition of real estate relating to several store locations.

Cash requirements for these expenditures were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of March 31, 2006, the Company had no material outstanding commitments for capital expenditures. Management anticipates funding its current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from its borrowing capacity.

Net cash used in financing activities consisted of the payment of dividends.

A discussion of the nature and amount of future cash commitments is contained in the Company’s 2005 Annual Report to Shareholders.

(Continued)

ITEM 2. (Continued)

Certain Risks and Uncertainties— This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding management of headcount and maintenance of labor efficiency, working capital goals and returns on total assets when working capital is appropriately managed, planned store openings and the timeline for altering planned openings, the time before new stores typically achieve profitability, the completion of the CSP initiative, planned conversions of stores to the CSP2 format, and the funding of expansion plans. The following factors are among those that could cause the Company’s actual results to differ materially from those predicted in such forward-looking statements: (i) an upturn or downturn in the economy could impact the rate of new store openings, the time it typically takes a new store to achieve profitability, and the CSP and CSP2 rollout, (ii) a change, from that projected, in the number of markets able to support future store sites and the ability of the Company to successfully attract and retain qualified personnel to staff the Company’s stores could impact the rate of new store openings, (iii) disruption related to the CSP2 implementation could cause expenses and investments to increase, which in turn could cause the Company to reevaluate implementation of the project, (iv) a change in accounts receivable collections, a change in the economy from that currently being experienced, a change in buying patterns, a change in forecast or a change in vendor production lead times could cause working capital (including inventory) and rates of return on assets to change from expected amounts, and (v) a change in the number of markets served by sales specialists and a change in the number of markets able to support future store sites could change the management of headcount, which in turn, together with changes in sales growth and store openings, could impact labor efficiency. A discussion of other risks and uncertainties which could cause the Company’s operating results to vary from anticipated results or which could materially adversely affect the Company’s business, financial condition or operating results is included in the Company’s most recently filed Annual Report on Form 10-K (Item 1A of Part I).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from changes in interest rates, foreign currency exchange rates, and commodity steel pricing. Changes in these factors cause fluctuations in the Company’s earnings and cash flows. The Company evaluates and manages exposure to these market risks as follows:

Interest Rates— The Company has a $10 million line of credit of which $0 was outstanding at March 31, 2006. The line bears interest at 0.9% over the LIBOR rate. The Company pays no fee for the unused portion of the line of credit.

Foreign Currency Exchange Rates— Foreign currency fluctuations can affect the Company’s net investments and earnings denominated in foreign currencies. The Company’s primary exchange rate exposure is with the Canadian dollar against the U.S. dollar. The Company’s estimated net earnings exposure for foreign currency exchange rates was not material at March 31, 2006.

Commodity Steel Pricing— The Company buys and sells various types of steel products; these products consist primarily of different types of threaded fasteners. During the last decade, there has been nominal movement in overall product pricing, with some deflation occurring in the wake of the economic crisis of the Far East markets that occurred in the late 1990’s. This trend reversed to inflation in the period from late 2003 to the early part of 2005. The Company is exposed to the impacts of commodity steel pricing and its related ability to pass through the impacts to its end customers.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures— As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer of Fastenal, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding disclosure. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in our most recently filed Annual Report on Form 10-K (Item 1A of Part I). There has been no material change in those risk factors.

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

FASTENAL COMPANY

/s/ Willard D. Oberton
(Willard D. Oberton, Chief Executive Officer)
(Duly Authorized Officer)

Date April 25, 2006	/s/ Daniel L. Florness
(Daniel L. Florness, Chief Financial Officer)
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	(Incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company	(Incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed