Form 10-Q
period 2006-06-30
FASTENAL CO
filed 2006-07-21
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006,

or

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐     Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at July 19, 2006
Common Stock, $.01 par value	150,918,247

FASTENAL COMPANY

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

	(Unaudited) June 30, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$42,792	56,204
Marketable securities	7,027	669
Trade accounts receivable, net of allowance for doubtful accounts of $2,790 and $3,875, respectively	228,061	183,556
Inventories	395,030	361,561
Deferred income tax asset	9,534	9,925
Refundable income taxes	1,618	—
Other current assets	39,937	37,093

Total current assets	723,999	649,008

Marketable securities	7,098	13,228
Property and equipment, less accumulated depreciation	245,985	224,448
Other assets, less accumulated amortization	3,451	3,351

Total assets	$980,533	890,035

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$55,769	38,572
Accrued expenses	57,481	50,258
Income taxes payable	—	2,708

Total current liabilities	113,250	91,538

Deferred income tax liability	17,029	14,948

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 200,000,000 shares authorized 150,993,120 shares issued and outstanding	1,510	1,511
Additional paid-in capital	3,765	—
Retained earnings	836,602	776,598
Accumulated other comprehensive income	8,377	5,440

Total stockholders’ equity	850,254	783,549

Total liabilities and stockholders’ equity	$980,533	890,035

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	(Unaudited) Six months ended June 30,		(Unaudited) Three months ended June 30,
	2006	2005	2006	2005
Net sales	$890,520	737,072	458,817	383,263

Cost of sales	444,028	371,518	229,812	192,471

Gross profit	446,492	365,554	229,005	190,792

Operating and administrative expenses	286,593	233,944	146,081	118,858
Loss on sale of property and equipment	150	452	115	204

Operating income	159,749	131,158	82,809	71,730

Interest income	798	581	410	281

Earnings before income taxes	160,547	131,739	83,219	72,011

Income tax expense	61,180	50,060	31,706	27,364

Net earnings	$99,367	81,679	51,513	44,647

Basic and diluted net earnings per share	$0.66	0.54	0.34	0.30

Basic weighted average shares outstanding	151,055	151,496	151,055	151,236

Diluted weighted average shares outstanding	151,396	151,712	151,402	151,440

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	(Unaudited) Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$99,367	81,679
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	15,061	13,885
Loss on sale of property and equipment	150	452
Bad debt expense	1,740	3,392
Deferred income taxes	2,472	—
Stock based compensation	279	—
Amortization of non-compete agreement	34	34
Changes in operating assets and liabilities:
Trade accounts receivable	(46,245)	(36,016)
Inventories	(33,469)	(26,171)
Other current assets	(2,844)	5,281
Accounts payable	17,197	4,277
Accrued expenses	7,223	5,721
Income taxes, net	(4,326)	3,802
Other	2,781	(2,832)

Net cash provided by operating activities	59,420	53,504

Cash flows from investing activities:
Purchase of property and equipment	(39,084)	(28,116)
Proceeds from sale of property and equipment	2,336	2,872
Net (increase)/decrease in marketable securities	(228)	20,446
Increase in other assets	(134)	(52)

Net cash used in investing activities	(37,110)	(4,850)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,767	—
Purchase of common stock	(9,434)	(18,739)
Payment of dividends	(30,211)	(23,522)

Net cash used in financing activities	(35,878)	(42,261)

Effect of exchange rate changes on cash	156	(251)

Net (decrease) increase in cash and cash equivalents	(13,412)	6,142

Cash and cash equivalents at beginning of period	56,204	33,503

Cash and cash equivalents at end of period	$42,792	39,645

Supplemental disclosure of cash flow information:
Cash paid during each period for:
Income taxes	$65,506	46,258

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

June 30, 2006 and 2005

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

(2) Stockholders’ Equity and Stock-Based Compensation

On April 15, 2003, the shareholders of the Company approved the Fastenal Company Stock Option Plan (Fastenal Option Plan). The aggregate number of authorized and unissued shares of common stock of the Company for which options may be granted and which may be purchased upon the exercise of options granted under the Fastenal Option Plan was set at 7,588. The Company granted options to purchase 930 shares of common stock of the Company under the Fastenal Option Plan in May 2003 (631 of these options are currently outstanding at June 30, 2006). These options became exercisable on June 1, 2006 and will expire on November 30, 2006. The exercise price for the granted options is $20 per share. No options have been granted since the original grant in May 2003. During the first six months of 2006 and 2005, the Company had no stock-based employee compensation plans other than the Fastenal Option Plan.

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

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

June 30, 2006 and 2005

(Unaudited)

Effective January 1, 2006, the Company began recording compensation expense associated with stock-based awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No.123R) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS No. 123R supercedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No.123R is similar to the approach described in SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). However, SFAS No. 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. The stock-based compensation expense amount recorded was $279 (pre-tax amount) in first six months of 2006 and $111 (pre-tax amount) in the second quarter of 2006.

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to the Fastenal Option Plan:

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
Basic - weighted shares outstanding	151,055	151,496	151,055	151,236
Weighted shares assumed upon exercise of stock options	341	216	347	204

Diluted - weighted shares outstanding	151,396	151,712	151,402	151,440

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

June 30, 2006 and 2005

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

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in the previous year:

	Six months ended June 30, 2005	Three months ended June 30, 2005
Reported net earnings	$81,679	44,647
Stock-based employee compensation expense, net of related tax effects	252	126

Pro forma net earnings	$81,427	44,521

Reported basic and diluted net earnings per share	$.54	.30

Pro forma basic and diluted net earnings per share	$.54	.29

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

June 30, 2006 and 2005

(Unaudited)

(3) Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
Net earnings	$99,367	81,679	$51,513	44,647
Translation adjustment	3,208	(2,988)	2,931	(1,686)
Change in marketable securities	(271)	(95)	(2)	41

Total comprehensive income	$102,304	78,596	54,442	43,002

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

June 30, 2006 and 2005

(Unaudited)

(4) Unrealized Investment Gains and Losses

The following table shows, as of June 30, the fair value and the gross unrealized gains and losses of the Company’s investments. This information is aggregated by the investment category and the length of time that individual securities have been in a continuous unrealized gain or loss position.

June 30, 2006

	Less than 12 months		12 months or more		Total
Description	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
Federal mortgage backed security	$—	—	9,729	(271)	$9,729	(271)
State and municipal bonds	—	—	3,249	—	3,249	—
Corporate bonds	—	—	—	—	—	—
Certificates of deposit or money market	1,147	—	—	—	1,147	—

Total	$1,147	—	12,978	(271)	$14,125	(271)

June 30, 2005

	Less than 12 months		12 months or more		Total
Description	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
Federal mortgage backed security	$—	—	9,833	(166)	$9,833	(166)
State and municipal bonds	250	—	3,875	—	4,125	—
Corporate bonds	—	—	4,562	71	4,562	71
Certificates of deposit or money market	1,998	—	—	—	1,998	—

Total	$2,248	—	18,270	(95)	$20,518	(95)

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

June 30, 2006 and 2005

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

The unrealized losses on the Company’s investments at the end of the periods were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of the fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2006 and June 30, 2005.

(5) Operating Leases with Guarantees

The Company leases certain pick-up trucks under operating leases. These leases typically have a 72 month term and include an early buy out clause the Company generally exercises, thereby giving the leases an effective term of 12-15 months. Certain operating leases for vehicles contain residual value guarantee provisions, which could become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration, of the leases that contain residual value guarantees, is approximately $10,731 at June 30, 2006. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.

(6) Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes (APB No. 20), and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used. SFAS No. 154 also requires that a change in depreciation, amortization, or

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

June 30, 2006 and 2005

(Unaudited)

depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We adopted the provisions of SFAS No. 154 as of June 1, 2006, as required. The adoption of this Statement did not have a material impact on our consolidated results of operations or financial condition for the six month and three month periods ending June 30, 2006.

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

Business Overview— Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of over 1,800 company owned stores. Most of the Company’s customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance and repair operations (MRO). Other users of the Company’s product include farmers, truckers, railroads, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our stores and customers are primarily located in North America.

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

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
Growth percentage	11.0%	13.1%	9.8%	12.5%

Our stores that are two to five years old are also impacted by the economy, but to a lesser degree. The net sales growth rate of our stores that are two to five years old was as follows:

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
Growth percentage	29.0%	26.9%	26.5%	24.1%

(Continued)

ITEM 2. (Continued)

Combined these two groups represent a consistent “same store” view of our business. These stores, which are more than two years old, had net sales growth rates as follows:

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
Growth percentage	14.3%	15.6%	13.0%	14.7%

Note: The age groups above are measured as of the last day of each respective year.

Sales Growth— Net sales were as follows:

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
Net sales	$890,520	737,072	458,817	383,263
Percentage change	20.8%		19.7%

The increases in net sales in both the six and three month periods came primarily from higher unit sales, and to a lesser degree in the first quarter of 2005, increases in prices. Price increases, due to inflation in steel pricing, added approximately 1% to sales during the first quarter of 2005. The higher unit sales resulted from increases in sales at older store sites (discussed earlier) and the opening of new store sites in 2005 and 2006.

The mix of sales from the original Fastenal® product line (which consists primarily of threaded fasteners) and from the newer product lines was as follows:

	Six months ended June 30,		Three months ended June 30,
Product line	2006	2005	2006	2005
Fastener product line	51.9%	54.7%	51.6%	54.3%
Newer product lines	48.1%	45.3%	48.4%	45.7%

Daily sales growth rates for the twelve months of 2004 and 2005, and the first six months of 2006, were as follows (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2004	16.1%	20.1%	19.1%	22.1%	25.6%	25.7%	27.0%	24.9%	26.2%	27.6%	25.0%	27.4%
2005	26.2%	25.1%	22.5%	26.6%	22.9%	21.2%	21.8%	21.7%	26.8%	22.7%	21.7%	17.0%
2006	23.9%	21.3%	21.1%	19.1%	19.2%	20.6%

The January 2004 to November 2005 time frame generally represents improvement followed by stabilization in our daily sales trends. The January 2004 to November 2005 general improvement

(Continued)

ITEM 2. (Continued)

and stabilization reflects continued strengthening in the economy as it relates to the customers we sell to in North America and the impact of the Fastenal standard inventory stocking model (see reference below regarding the Customer Service Project, or CSP). The 2004 period was positively impacted by inflation in the steel based products we sell. The December 2005 daily sales growth rate was weaker than we expected; however, we believe this was an abnormality due to the following reasons (1) historically we have seen fluctuations in December’s daily sales growth rates due to the presence of the various holidays and their impact on our customers’ buying patterns and (2) December 2004 experienced strong growth, which creates a more difficult comparison in the next year. In 2005, item (2) is also noticeable in months such as May, June, July, and, to a lesser degree, October. The noticeable exception to item (2) is the month of September, which experienced stronger growth due to the demand generated by Hurricane Katrina. The continued strong growth in the January 2006 to March 2006 time frame generally represents a continuation of the strong environments experienced in 2004 and 2005. The first two months of the second quarter of 2006 experienced weaker sales growth than we expected. The April 2006 growth was negatively impacted by Easter (which fell in March last year), but was still weaker than we expected. The quarter finished on a positive note with June’s daily sales growth rate above 20%.

Statement of Earnings Information (percentage of net sales) —

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit margin	50.1%	49.6%	49.9%	49.8%

Operating and administrative expenses	32.2%	31.7%	31.8%	31.0%
Loss on sale of property and equipment	0.1%	0.1%	0.1%	0.1%

Operating income	17.9%	17.8%	18.0%	18.7%

Interest income	0.1%	0.1%	0.1%	0.1%

Earnings before income taxes	18.0%	17.9%	18.1%	18.8%

Note – Amounts may not foot due to rounding difference.

Gross profit margins for the first half and second quarter of 2006 increased over the same period in 2005. The improvement was driven by our freight initiative (discussed later) and by improvements in our direct sourcing operations.

Operating and administrative expenses grew faster than the net sales growth rate during the first half and second quarter of 2006. This was primarily due to (1) the initiatives (most notably the CSP2 conversions) discussed below and their impact on employee numbers throughout the organization in the first six months of 2006, (2) the impact of rising fuel costs, and (3) increases in occupancy costs. The slower sales growth in the second quarter, from what we had planned, did not allow us to leverage the operating and administrative expenses.

(Continued)

ITEM 2. (Continued)

The 2006 operating and administrative expenses include $279 of expenses related to the adoption of new stock option accounting rules. This expense occurred in the first five months of 2006, but ceased on June 1, 2006 as all outstanding options became vested.

Income taxes, as a percentage of earnings before income taxes, were approximately 38.1% and 38.0% in 2006 and 2005, respectively. This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and based on the level of profits in those jurisdictions.

Net earnings— Net earnings and net earnings per share were as follows:

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
Net earnings	$99,367	81,679	$51,513	44,647
Percentage change	21.7%		15.4%

Basic and diluted net earnings per share	$.66	.54	.34	.30
Percentage change	22.2%		13.3%

The Company increased its net earnings in the six and three month periods primarily due to the aforementioned growth in the gross margin percentage.

(Continued)

ITEM 2. (Continued)

Impact of Current Initiatives — During 2005 and the first six months of 2006, Fastenal has been actively pursuing several initiatives to improve its operational performance. These include: (1) a new freight model, (2) tactical changes to our working capital model, and (3) an expanded store model called CSP2.

The freight model represents a focused effort to haul a higher percentage of our products utilizing the Fastenal trucking network (which operates at a substantial savings to external service providers because of our ability to leverage our existing routes) and to charge freight more consistently in our various operating units. This initiative positively impacted the latter two-thirds of 2005 and the first six months of 2006 despite the fact we experienced year-over-year increases of approximately 31.7% and 27.7%, respectively, in per gallon diesel fuel costs.

The tactical changes to our working capital model include the establishment of a central call center for accounts receivable collection and the establishment of financial business rules for the purchasing of products outside the standard stocking model (formerly referred to as CSP) at the store. The balance sheet impacts of these changes are described below in the working capital discussion.

The CSP2 store model represents an expansion of the core stocking items and sales personnel in an existing store with the goal of driving additional product sales to existing customers, target customers, and specific geographic areas within established markets. During the first six months of 2006, 93 stores were converted to the CSP2 format. This resulted in 123 stores converted to the CSP2 format since the third quarter of 2005. The balance sheet impacts of these conversions are described below in the working capital discussion.

The stores converted to the CSP2 format as of March 31, 2006 (74 stores) had the following daily sales and active account growth rates in the three months ended June 30 and March 31, 2006. Also included for comparative purposes are the same statistics for our stores in the 10+ year age and 5+ year age categories.

	Three Months Ended June 30, 2006			Three Months Ended March 31, 2006
	CSP 2 Group	10+ Year Group	5+ Year Group	CSP 2 Group	10+ Year Group	5+ Year Group
Daily Sales Growth	11.5%	7.6%	10.0%	15.5%	10.4%	12.7%
Active Account Growth[1]	13.0%	4.0%	6.3%	10.3%	4.7%	6.7%
Average Monthly Sales per Store	$175	$135	$110	$167	$130	$106

[1]	We define active accounts for the quarter as the average number of customers purchasing product in each monthly period within the quarter. The active account growth is defined as the growth in the average number of active accounts for a quarter versus the same period in the prior year.

(Continued)

ITEM 2. (Continued)

Impact of Fuel Prices During the Quarter — Rising fuel prices continue to take a toll on the quarter and six month period ended June 30, 2006. Our total vehicle fuel costs averaged approximately $1,248 and $1,500 per month in the first and second quarters of 2005, respectively. Our fleet consists of a variety of distribution vehicles as well as store delivery vehicles. During the first and second quarters of 2006, total vehicle fuel costs have averaged approximately $1,864 and $2,096 per month, respectively. These increases result from the rising fuel costs, the freight initiative discussed earlier, and to the increase in sales and store locations.

Working Capital — Two components of working capital, accounts receivable and inventories, improved during the first half of 2006. The June 2005-to-June 2006 percentage growth (i.e. year over year) and the year-to-date dollar growth were as follows:

June 2005-to-June 2006 percentage growth
Accounts receivable	16.9%
Inventories	18.4%

	Six Months Ended June 30,		Three Months Ended June 30,
Dollar growth	2006	2005	2006	2005
Accounts receivable	$43,420	32,909	15,170	11,673
Inventories	$33,469	26,171	23,935	23,100

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

The accounts receivable increase of 16.9% represents a meaningful lag behind the 20.6% and 19.7% sales increase in June 2006 and in the second quarter of 2006, respectively. We continue to be pleased with the improvements in accounts receivable during 2005 and the first six months of 2006, and with the related reduction in bad debt expense when compared to historical amounts.

The inventory increase of 18.4% represents a lag behind the 20.6% and 19.7% sales increase in June 2006 and in the second quarter of 2006, respectively. The increase of $33,469 since December 31, 2005 primarily relates to approximately $8,000 for new stores, $6,300 for CSP2 conversions, and approximately $18,000 for current stocking initiatives and sales growth at our hub and store locations.

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

In June 2002, we began our ‘customer service project’ (or CSP). This project centered on stocking all of our stores with a consistent base of product and with a consistent merchandising scheme. This project was 97% complete on December 31, 2005 and will be completed during 2006 as the last 55 stores are converted. Since the CSP format represents the stocking model in substantially all of our locations, during the first quarter of 2005 we began to refer to these converted locations simply as stores with our expected inventory stocking model, versus the CSP designation. Consistent with our operating philosophy, we intend to continue identifying products and store display themes to position our stores to the Fastenal goal of being ‘the best industrial and construction supplier in each local market in which we operate’. In June 2005 we disclosed our intention to convert locations to the CSP2 format. The CSP2 format represents a further expansion of the Fastenal standard inventory stocking model at the store level. As of June 30, 2006, 123 stores had been converted to the CSP2 format. Of these stores, 30 were converted in the latter half of 2005 and 93 were converted in the first half of 2006. We expect to convert additional stores to the CSP2 format throughout the remainder of 2006.

Impacts of Known Trends and Prior Events On The Upcoming Quarter — Our business is influenced by the number of business days in each period (month, quarter, and year). During the third quarter of 2006, the July 4th holiday will create a ‘lone day’ on Monday July 3rd; historically, ‘lone days’ are slow as many of our customers shut down operations for an extended four day weekend. In addition, September’s growth will be influenced by fewer selling days (20 versus 21 in 2005) and by the additional sales (approximately $4,000) that occurred in 2005 due to hurricane Katrina.

Stock Repurchase — In June 2006, the Company issued a press release announcing its Board of Directors had authorized purchases by the Company of up an additional 500,000 shares of its common stock (over and above previously authorized amounts). The Company purchased 250,000 shares of its outstanding stock at approximately $37.73 per share in late June 2006.

(Continued)

ITEM 2. (Continued)

Critical Accounting Policies— A discussion of the critical accounting policies related to accounting estimates is contained in the Company’s 2005 Annual Report to Shareholders.

Liquidity and Capital Resources—

Cash flow activity was as follows:

	Six months ended June 30,
	2006	2005
Net cash provided by operating activities	$59,420	53,504
Net cash used in investing activities	$37,110	4,850
Net cash used in financing activities	$35,878	42,461

Net cash provided by operating activities has increased from the prior year as the growth in net earnings was aided by improving trends in working capital management (discussed earlier).

Net cash used in investing activities changed primarily due to changes in marketable securities and property and equipment.

Property and equipment expenditures in the first six months of 2006 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings and conversion of existing stores to the expected inventory stocking model (formerly referred to as CSP) or to the CSP2 stocking model, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, and (6) the expansion of Fastenal’s distribution/trucking fleet. Disposals of property and equipment consisted of the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business and the disposition of real estate relating to several store locations.

Cash requirements for these expenditures were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of June 30, 2006, the Company had no material outstanding commitments for capital expenditures. Management anticipates funding its current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from its borrowing capacity.

Net cash used in financing activities consisted of the payment of dividends and cash outflow needed to fund the stock repurchase discussed earlier. This was partially offset in 2006 by employee stock purchases related to the Fastenal Stock Option Plan.

A discussion of the nature and amount of future cash commitments is contained in the Company’s 2005 Annual Report to Shareholders.

(Continued)

ITEM 2. (Continued)

Certain Risks and Uncertainties— This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding working capital goals and returns on total assets when working capital is appropriately managed, planned store openings and the timeline for altering planned openings, the time before new stores typically achieve profitability, the completion of the CSP initiative, planned conversions of stores to the CSP2 format, and the funding of expansion plans. The following factors are among those that could cause the Company’s actual results to differ materially from those predicted in such forward-looking statements: (i) an upturn or downturn in the economy could impact the rate of new store openings, the time it typically takes a new store to achieve profitability, and the CSP and CSP2 rollout, (ii) a change, from that projected, in the number of markets able to support future store sites and the ability of the Company to successfully attract and retain qualified personnel to staff the Company’s stores could impact the rate of new store openings, (iii) disruption related to the CSP2 implementation could cause expenses and investments to increase, which in turn could cause the Company to reevaluate implementation of the project, and (iv) a change in accounts receivable collections, a change in the economy from that currently being experienced, a change in buying patterns, a change in forecast or a change in vendor production lead times could cause working capital (including inventory) and rates of return on assets to change from expected amounts. A discussion of other risks and uncertainties which could cause the Company’s operating results to vary from anticipated results or which could materially adversely affect the Company’s business, financial condition or operating results is included in the Company’s most recently filed Annual Report on Form 10-K (Item 1A of Part I).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from changes in interest rates, foreign currency exchange rates, and commodity steel pricing. Changes in these factors cause fluctuations in the Company’s earnings and cash flows. The Company evaluates and manages exposure to these market risks as follows:

Interest Rates— The Company has a $10 million line of credit of which $0 was outstanding at June 30, 2006. The line bears interest at 0.9% over the LIBOR rate. The Company pays no fee for the unused portion of the line of credit.

Foreign Currency Exchange Rates— Foreign currency fluctuations can affect the Company’s net investments and earnings denominated in foreign currencies. The Company’s primary exchange rate exposure is with the Canadian dollar against the U.S. dollar. The Company’s estimated net earnings exposure for foreign currency exchange rates was not material at June 30, 2006.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
June 1, 2006 to June 30, 2006	250,000	$37.73	250,000	310,000	[2]

[1]	On June 13, 2006, the Company announced that its board of directors had authorized purchases by the Company of up to an additional 500,000 shares of its common stock (over and above previously authorized amounts). All of the purchases described in the table were made pursuant to this authorization. The authorization did not have an expiration date.
[2]	Includes 60,000 remaining shares from a previously disclosed April 2005 board of director’s authorization and 250,000 remaining shares from the June 13, 2006 board of director’s authorization. The Company may continue to make repurchases under both authorizations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of shareholders held on April 18, 2006, two matters were put to a vote of the shareholders. Proxies were solicited from shareholders unable to attend the meeting. Proxy votes are included in the results that follow.

Matter 1.	To elect a Board of nine directors, to serve until the next regular meeting of shareholders or until their successors have been duly elected and qualified.

The existing nine directors were nominated. There were no other nominations. The nine nominees each received and had withheld the number of votes set forth opposite their names below:

Name of Director	Total Number of Votes Cast For	Total Number of Votes Withheld
Robert A. Kierlin	110,346,625	25,005,239
Stephen M. Slaggie	110,126,217	25,225,647
Michael M. Gostomski	133,096,622	2,255,242
John D. Remick	133,081,527	2,270,337
Henry K. McConnon	131,196,959	4,154,905
Robert A. Hansen	133,675,538	1,676,326
Willard D. Oberton	110,139,850	25,212,014
Reyne K. Wisecup	133,692,249	1,659,615
Michael J. Dolan	109,857,472	25,494,392

There were no broker non-votes. Abstentions totaled 1,617,455 shares.

Matter 2.	To ratify the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 2006.

Voting to adopt were 131,932,929 shares. Voting against the adoption were 3,348,446 shares. There were no broker non-votes. Abstentions totaled 70,489 shares.

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

FASTENAL COMPANY

/s/ Willard D. Oberton
(Willard D. Oberton, Chief Executive Officer)
(Duly Authorized Officer)

Date July 21, 2006	/s/ Daniel L. Florness
(Daniel L. Florness, Chief Financial Officer)
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	(Incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company	(Incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed