Form 10-Q
period 2006-09-30
FASTENAL CO
filed 2006-10-24
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006, or

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

Large Accelerated Filer  ☒             Accelerated Filer  ☐            Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at October 20, 2006
Common Stock, $.01 par value	150,953,929

FASTENAL COMPANY

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

	(Unaudited) September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$7,438	56,204
Marketable securities	6,305	669
Trade accounts receivable, net of allowance for doubtful accounts of $2,332 and $3,875, respectively	232,091	183,556
Inventories	418,695	361,561
Deferred income tax asset	9,534	9,925
Other current assets	50,026	37,093

Total current assets	724,089	649,008

Marketable securities	7,953	13,228
Property and equipment, less accumulated depreciation	261,732	224,448
Other assets, less accumulated amortization	3,496	3,351

Total assets	$997,270	890,035

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,514	38,572
Accrued expenses	59,266	50,258
Income taxes payable	59	2,708

Total current liabilities	107,839	91,538

Deferred income tax liability	17,029	14,948

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 200,000,000 shares authorized 150,953,929, and 151,054,752 shares issued and outstanding, respectively	1,510	1,511
Additional paid-in capital	5,803	—
Retained earnings	856,980	776,598
Accumulated other comprehensive income	8,109	5,440

Total stockholders’ equity	872,402	783,549

Total liabilities and stockholders’ equity	$997,270	890,035

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	(Unaudited) Nine months ended September 30,		(Unaudited) Three months ended September 30,
	2006	2005	2006	2005
Net sales	$1,360,608	1,139,290	470,088	402,218
Cost of sales	676,881	574,612	232,853	203,095

Gross profit	683,727	564,678	237,235	199,123
Operating and administrative expenses	436,628	359,324	150,035	125,379
Gain (loss) on sale of property and equipment	(176)	(313)	(26)	139

Operating income	246,923	205,041	87,174	73,883
Interest income	1,024	846	226	265

Earnings before income taxes	247,947	205,887	87,400	74,148
Income tax expense	94,479	78,237	33,299	28,177

Net earnings	$153,468	127,650	54,101	45,971

Basic and diluted net earnings per share	$1.02	0.84	0.36	0.30

Basic weighted average shares outstanding	151,005	151,346	150,907	151,054

Diluted weighted average shares outstanding	151,172	151,568	151,007	151,292

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	(Unaudited) Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$153,468	127,650
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	22,942	21,627
Loss on sale of property and equipment	176	313
Bad debt expense	2,708	4,482
Deferred income taxes	2,472	—
Stock based compensation	279	—
Amortization of non-compete agreement	50	50
Changes in operating assets and liabilities:
Trade accounts receivable	(51,243)	(46,322)
Inventories	(57,134)	(44,753)
Other current assets	(12,933)	(3,420)
Accounts payable	9,942	1,704
Accrued expenses	9,008	11,421
Income taxes, net	(2,649)	904
Other	2,584	1,921

Net cash provided by operating activities	79,670	75,577

Cash flows from investing activities:
Purchase of property and equipment	(63,576)	(42,382)
Proceeds from sale of property and equipment	3,174	3,917
Net (increase)/decrease in marketable securities	(361)	27,176
Increase in other assets	(195)	(124)

Net cash used in investing activities	(60,958)	(11,413)

Cash flows from financing activities:
Proceeds from exercise of stock options	7,460	—
Tax benefits from exercise of stock options	2,815	—
Purchase of common stock	(17,289)	(18,739)
Payment of dividends	(60,548)	(46,935)

Net cash used in financing activities	(67,562)	(65,674)

Effect of exchange rate changes on cash	84	36

Net decrease in cash and cash equivalents	(48,766)	(1,474)
Cash and cash equivalents at beginning of period	56,204	33,503

Cash and cash equivalents at end of period	$7,438	32,029

Supplemental disclosure of cash flow information:
Cash paid during each period for:
Income taxes	$97,128	77,333

The	accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

September 30, 2006 and 2005

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

(2) Stockholders’ Equity and Stock-Based Compensation

On April 15, 2003, the shareholders of the Company approved the Fastenal Company Stock Option Plan (Fastenal Option Plan). The aggregate number of authorized and unissued shares of common stock of the Company for which options may be granted and which may be purchased upon the exercise of options granted under the Fastenal Option Plan was set at 7,588. The Company granted options to purchase 930 shares of common stock of the Company under the Fastenal Option Plan in May 2003 (260 of these options are currently outstanding at September 30, 2006). These options became exercisable on June 1, 2006 and will expire on November 30, 2006. The exercise price for the granted options is $20 per share. No options have been granted since the original grant in May 2003. During the first nine months of 2006 and 2005, the Company had no stock-based employee compensation plans other than the Fastenal Option Plan.

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

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

September 30, 2006 and 2005

(Unaudited)

Effective January 1, 2006, the Company began recording compensation expense associated with stock-based awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No.123R) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS No. 123R supercedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No.123R is similar to the approach described in SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). However, SFAS No. 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. The stock-based compensation expense amount recorded was $279 (pre-tax amount) in first nine months of 2006.

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to the Fastenal Option Plan:

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
Basic - weighted shares outstanding	151,005	151,346	150,907	151,054
Weighted shares assumed upon exercise of stock options	167	222	100	238

Diluted - weighted shares outstanding	151,172	151,568	151,007	151,292

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

September 30, 2006 and 2005

(Unaudited)

The fair value of each stock option was estimated as of the grant date using the Black-Scholes option-pricing model. The assumptions used and the estimated fair values are as follows:

Year of grant	Risk-free interest rate	Expected life of option in years	Expected dividend yield	Expected stock volatility	Estimated fair value of stock option
2003	4.5%	3.42	0.2%	30.33%	$3.55

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R in the previous year:

	Nine months ended September 30, 2005	Three months ended September 30, 2005

Reported net earnings	$127,650	45,971
Stock-based employee compensation expense, net of related tax effects	378	126

Pro forma net earnings	$127,272	45,845

Reported basic and diluted net earnings per share	$.84	.30

Pro forma basic and diluted net earnings per share	$.84	.30

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

September 30, 2006 and 2005

(Unaudited)

(3) Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
Net earnings	$153,468	127,650	$54,101	45,971
Translation adjustment	2,875	2,156	(333)	5,144
Change in marketable securities	(206)	(199)	65	(104)

Total comprehensive income	$156,137	129,607	$53,833	51,011

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

September 30, 2006 and 2005

(Unaudited)

(4) Unrealized Investment Gains and Losses

The following table shows, as of September 30, the fair value and the gross unrealized gains and losses of the Company’s investments. This information is aggregated by the investment category and the length of time that individual securities have been in a continuous unrealized gain or loss position.

	September 30, 2006
	Less than 12 months		12 months or more		Total
Description	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
Federal mortgage backed security	$—	—	9,794	(206)	$9,794	(206)
State and municipal bonds	—	—	3,055	—	3,055	—
Certificates of deposit or money market	1,409	—	—	—	1,409	—

Total	$1,409	—	12,849	(206)	$14,258	(206)

	September 30, 2005
	Less than 12 months		12 months or more		Total
Description	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
Federal mortgage backed security	$—	—	9,801	(199)	$9,801	(199)
State and municipal bonds	3,900	—	—	—	3,900	—
Certificates of deposit or money market	87	—	—	—	87	—

Total	$3,987	—	9,801	(199)	$13,788	(199)

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

September 30, 2006 and 2005

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

The unrealized losses on the Company’s investments at the end of the periods were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of the fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2006 and September 30, 2005.

(5) Operating Leases with Guarantees

The Company leases certain pick-up trucks under operating leases. These leases typically have a 72 month term and include an early buy out clause the Company generally exercises, thereby giving the leases an effective term of 12-15 months. Certain operating leases for vehicles contain residual value guarantee provisions, which could become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration, of the leases that contain residual value guarantees, is approximately $9,973 at September 30, 2006. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.

(6) Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes (APB No. 20), and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used. SFAS No. 154 also requires that a change in depreciation,

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

September 30, 2006 and 2005

(Unaudited)

amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We adopted the provisions of SFAS No. 154 as of June 1, 2006, as required. The adoption of this Statement did not have a material impact on our consolidated financial condition or results of operations as of or for the nine month and three month periods ending September 30, 2006.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We will adopt the provisions of this interpretation during the first quarter of 2007, as required. We are currently evaluating the requirements of FIN No. 48 and have not yet determined the impact on our consolidated financial condition or results of operations.

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

Business Overview— Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of over 1,900 company owned stores. Most of the Company’s customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance and repair operations (MRO). Other users of the Company’s product include farmers, truckers, railroads, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our stores and customers are primarily located in North America.

Financial Overview— In the first several years of this decade, the global manufacturing recession negatively impacted the Company’s performance, and that of the industry as a whole. This negative impact of the economy has reversed itself since July 2003. The impact of the economy is best reflected in the growth performance of our stores greater than five years old. (Store sites opened as follows: 2006 group – opened 2001 and earlier, and 2005 group – opened 2000 and earlier). These stores are more cyclical due to the increased market share they enjoy in their local markets. The daily net sales growth rate of stores more than five years old was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
Growth percentage	10.5%	12.8%	9.8%	12.7%

Our stores that are two to five years old are also impacted by the economy, but to a lesser degree. The daily net sales growth rate of our stores that are two to five years old was as follows (Store sites opened as follows: 2006 group – opened in 2002, 2003, and 2004, and 2005 group – opened in 2001, 2002, and 2003):

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
Growth percentage	26.0%	24.7%	20.7%	21.3%

(Continued)

ITEM 2. (Continued)

Combined these two groups represent a consistent “same store” view of our business (Store sites opened as follows: 2006 group – opened 2004 and earlier, and 2005 group – opened 2003 and earlier). These stores, which are more than two years old, had net daily sales growth rates as follows:

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
Growth percentage	13.5%	15.0%	11.9%	14.4%

Note: The age groups above are measured as of the last day of each respective year.

Sales Growth— Net sales were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
Net sales	$1,360,608	1,139,290	470,088	402,218
Percentage change	19.4%		16.9%

The growth in net sales in the third quarter of 2006 was negatively impacted by two factors. First, the third quarter of 2005 contained 64 business days, while the third quarter of 2006 contained 63 days. Second, the third quarter of 2005 contained approximately $4,000 of incremental sales related to the aftermath of Hurricane Katrina (discussed below). The increases in net sales in both the nine and three month periods came primarily from higher unit sales, and to a lesser degree, increases in prices. The higher unit sales resulted from increases in sales at older store sites (discussed earlier) and the opening of new store sites in 2005 and 2006.

The mix of sales from the original Fastenal® product line (which consists primarily of threaded fasteners) and from the newer product lines was as follows:

	Nine months ended September 30,		Three months ended September 30,
Product line	2006	2005	2006	2005
Fastener product line	51.7%	54.1%	51.2%	52.9%
Newer product lines	48.3%	45.9%	48.8%	47.1%

(Continued)

ITEM 2. (Continued)

Daily sales growth rates for the twelve months of 2004 and 2005, and the first nine months of 2006, were as follows (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2004	16.1%	20.1%	19.1%	22.1%	25.6%	25.7%	27.0%	24.9%	26.2%	27.6%	25.0%	27.4%
2005	26.2%	25.1%	22.5%	26.6%	22.9%	21.2%	21.8%	21.7%	26.8%	22.7%	21.7%	17.0%
2006	23.9%	21.3%	21.1%	19.1%	19.2%	20.6%	19.7%	20.7%	16.1%

The January 2004 to November 2005 time frame generally represents improvement followed by stabilization in our daily sales trends. The January 2004 to November 2005 general improvement and stabilization reflects continued strengthening in the economy as it relates to the customers we sell to in North America and the impact of the Fastenal standard inventory stocking model (see reference below regarding the Customer Service Project, or CSP). The 2004 period was positively impacted by inflation in the steel based products we sell. The December 2005 daily sales growth rate was weaker than we expected; however, we believe this was an abnormality due to the following reasons (1) historically we have seen fluctuations in December’s daily sales growth rates due to the presence of the various holidays and their impact on our customers’ buying patterns and (2) December 2004 experienced strong growth, which creates a more difficult comparison in the next year. In 2005, item (2) is also noticeable in months such as May, June, July, and, to a lesser degree, October. The noticeable exception to item (2) is the month of September, which experienced stronger growth due to the demand generated by Hurricane Katrina. The continued strong growth in the January 2006 to March 2006 time frame generally represents a continuation of the strong environments experienced in 2004 and 2005. The first two months of the second quarter of 2006 experienced weaker sales growth than we expected. The April 2006 growth was negatively impacted by Easter (which occurred in March last year), but was still weaker than we expected. The June to August 2006 time frame represents stronger sales activity than the preceding two to three month period. Our business is influenced by the number of business days in each period (month, quarter, and year). During July 2006, the July 4th holiday created a ‘lone day’ on Monday July 3rd; historically, ‘lone days’ are slow as many of our customers shut down operations for an extended four day weekend. In addition, September’s growth was influenced by fewer selling days (20 versus 21 in 2005) and by the additional sales (approximately $4,000) that occurred in 2005 due to Hurricane Katrina. The daily sales growth amount in the final month of the quarter appears weaker due to the difficult comparison with Hurricane Katrina’s added sales in September 2005; however, the increase in our daily sales number from August 2006 to September 2006, of 4.1%, is consistent with historical norms.

(Continued)

ITEM 2. (Continued)

Statement of Earnings Information (percentage of net sales) —

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit margin	50.3%	49.6%	50.5%	49.5%

Operating and administrative expenses	32.1%	31.5%	31.9%	31.2%
Gain (loss) on sale of property and equipment	(0.0)%	(0.0)%	(0.0)%	0.1%

Operating income	18.1%	18.0%	18.5%	18.4%

Interest income	0.1%	0.1%	0.1%	0.1%

Earnings before income taxes	18.2%	18.1%	18.6%	18.4%

Note – Amounts may not foot due to rounding difference.

Gross profit margins for the first nine months and third quarter of 2006 increased over the same periods in 2005. The improvement was driven by our freight initiative (discussed later) and by improvements in our direct sourcing operations.

Operating and administrative expenses grew faster than the net sales growth rate during the first nine months and third quarter of 2006. This was primarily due to (1) the previously mentioned initiatives (most notably the CSP2 conversions) and their impact on employee numbers throughout the organization in the first nine months of 2006, (2) the impact of rising fuel costs, and (3) increases in occupancy costs. In addition, the loss of a business day and the related sales in the third quarter negatively impacted our ability to leverage operating and administrative expenses.

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

(Continued)

ITEM 2. (Continued)

Net earnings— Net earnings and net earnings per share were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
Net earnings	$153,468	127,650	$54,101	45,971
Percentage change	20.2%		17.7%

Basic and diluted net earnings per share	$1.02	.84	.36	.30
Percentage change	21.4%		20.0%

The Company increased its net earnings in the nine and three month periods primarily due to the aforementioned growth in sales and in the gross margin percentage.

Impact of Current Initiatives — During 2005 and the first nine months of 2006, Fastenal has been actively pursuing several initiatives to improve its operational performance. These include: (1) a new freight model, (2) tactical changes to our working capital model, and (3) an expanded store model called CSP2.

The freight model represents a focused effort to haul a higher percentage of our products utilizing the Fastenal trucking network (which operates at a substantial savings to external service providers because of our ability to leverage our existing routes) and to charge freight more consistently in our various operating units. This initiative positively impacted the latter two-thirds of 2005 and the first nine months of 2006 despite the fact we experienced year-over-year increases of approximately 31.7% and 21.8%, respectively, in per gallon diesel fuel costs. The diesel fuel per gallon did soften in September as our average price per gallon dropped below $2.90.

The tactical changes to our working capital model include the establishment of a central call center for accounts receivable collection and the establishment of financial business rules for the purchasing of products outside the standard stocking model (formerly referred to as CSP) at the store. The balance sheet impacts of these changes are described below in the working capital discussion.

The CSP2 store model represents an expansion of the core stocking items and sales personnel in an existing store with the goal of driving additional product sales to existing customers, target customers, and specific geographic areas within established markets. During the first nine months of 2006, 135 stores were converted to the CSP2 format. This resulted in 165 stores converted to the CSP2 format since the third quarter of 2005. The balance sheet impacts of these conversions are described below in the working capital discussion.

(Continued)

ITEM 2. (Continued)

The stores converted to the CSP2 format as of March 31, 2006 (74 stores) had the following daily sales and active account growth rates in the three months ended September 30 and June 30, 2006. Also included for comparative purposes are the same statistics for our stores in the 10+ year age and 5+ year age categories.

	Three Months Ended September 30, 2006			Three Months Ended June 30, 2006
	CSP 2 Group	10+ Year Group	5+ Year Group	CSP 2 Group	10+ Year Group	5+ Year Group
Daily Sales Growth	15.0%	7.8%	9.8%	11.5%	7.8%	10.0%
Active Account Growth[1]	14.2%	4.5%	7.0%	13.0%	3.8%	6.3%
Average Monthly Sales per Store (approximate)	$175	$135	$110	$175	$135	$110

1We define active accounts for the quarter as the average number of customers purchasing product in each monthly period within the quarter. The active account growth is defined as the growth in the average number of active accounts for a quarter versus the same period in the prior year.

Impact of Fuel Prices During the Quarter — Rising fuel prices continue to take a toll on the quarter and nine month periods ended September 30, 2006. Our total vehicle fuel costs (in thousands) averaged approximately $1,248, $1,500, and $1,677 per month in the first, second, and third quarters of 2005, respectively. Our fleet consists of a variety of distribution vehicles as well as store delivery vehicles. During the first, second, and third quarters of 2006, total vehicle fuel costs (in thousands) averaged approximately $1,864, $2,096 and $2,150 per month, respectively. These increases result from rising fuel costs, the freight initiative discussed earlier, and the increase in sales and store locations.

Working Capital — The September 2005-to-September 2006 percentage growth (i.e. year over year) and the year-to-date dollar growth related to accounts receivable and inventories were as follows:

September 2005-to-September 2006 percentage growth

Accounts receivable	13.6%
Inventories	18.9%

	Nine Months Ended September 30,		Three Months Ended September 30,
Dollar growth	2006	2005	2006	2005
Accounts receivable	$46,992	41,526	3,572	8,636
Inventories	$57,134	44,753	23,665	18,582

(Continued)

ITEM 2. (Continued)

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

The accounts receivable increase of 13.6% represents a meaningful lag behind the 16.1% daily sales increase in September 2006 and the 16.9% sales increase in the third quarter of 2006. We continue to be pleased with the improvements in accounts receivable during 2005 and the first nine months of 2006, and with the related reduction in bad debt expense when compared to historical amounts.

The inventory increase of 18.9% is slightly ahead of the 16.1% daily sales increase in September 2006 and the 16.9% sales increase in the third quarter of 2006. The increase of $57,000 since December 31, 2005 primarily relates to approximately $13,000 for new stores, $10,000 for CSP2 conversions, and $34,000 for current stocking initiatives and sales growth at our hub and store locations.

Overall, our initiatives are having a positive impact on accounts receivable and inventory. As we indicated in earlier communications, our goal centers on our ability to move the ratio of annual sales to accounts receivable and inventory (Annual Sales: AR&I) back to better than a 3.0:1 ratio (on December 31, 2005, we had a ratio of 2.8:1). Historically, we have been able to achieve a 20% after tax return on total assets (our internal goal) when our Annual Sales: AR&I ratio is at or above 3.0:1. This is a stated long-term goal of the organization. We believe we will not achieve this goal by the end of 2006.

Store Openings— As discussed in previous public statements, the Company’s plan is to continue opening approximately 13% to 18% new stores each year (calculated on the ending number of stores in the previous year). On December 31, 2005, the Company operated 1,755 stores; therefore, we expect to open approximately 228 to 316 new stores in 2006. The Company opened 222 new stores in 2005 and 219 new stores in 2004, or an increase over the previous December of 14.5% and 16.7%, respectively. While the new stores continue to build the infrastructure for future growth, the first year sales are low, and the added expenses related to payroll, occupancy, and transportation costs do impact the Company’s ability to leverage earnings. As disclosed previously, it has been the Company’s experience that new stores take approximately ten to twelve months to achieve profitability. The planned openings can be altered in a short time span, usually less than 60 to 90 days.

(Continued)

ITEM 2. (Continued)

In June 2002, we began our ‘customer service project’ (or CSP). This project centered on stocking all of our stores with a consistent base of product and with a consistent merchandising scheme. Since the CSP format represents the stocking model in substantially all of our locations, during the first quarter of 2005 we began to refer to these converted locations simply as stores with our expected inventory stocking model, versus the CSP designation. Consistent with our operating philosophy, we intend to continue identifying products and store display themes to position our stores to the Fastenal goal of being ‘the best industrial and construction supplier in each local market in which we operate’. In June 2005 we disclosed our intention to convert locations to the CSP2 format. The CSP2 format represents a further expansion of the Fastenal standard inventory stocking model at the store level. As of September 30, 2006, 165 stores had been converted to the CSP2 format. Of these stores, 30 were converted in the latter half of 2005 and 135 were converted in the first nine months of 2006. We expect to convert additional stores to the CSP2 format throughout the remainder of 2006.

Stock Repurchase — In June 2006, the Company issued a press release announcing its Board of Directors had authorized purchases by the Company of up to an additional 500,000 shares of its common stock (over and above previously authorized amounts). The Company has purchased 474,000 shares of its outstanding stock at approximately an average price of $36.49 per share since the beginning of this repurchase plan. The two outstanding authorizations allow for the purchase by the Company of up to 86,000 additional shares of its common stock in the future.

Critical Accounting Policies— A discussion of the critical accounting policies related to accounting estimates is contained in the Company’s 2005 Annual Report to Shareholders.

(Continued)

ITEM 2. (Continued)

Liquidity and Capital Resources—

Cash flow activity was as follows:

	Nine months ended September 30,
	2006	2005
Net cash provided by operating activities	$79,670	75,577
Net cash used in investing activities	$60,958	11,413
Net cash used in financing activities	$67,562	65,674

Net cash provided by operating activities has increased from the prior year as the growth in net earnings was aided by improving trends in working capital management (discussed earlier).

Net cash used in investing activities changed primarily due to changes in marketable securities and property and equipment.

Property and equipment expenditures in the nine months of 2006 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings and conversion of existing stores to the expected inventory stocking model (formerly referred to as CSP) or to the CSP2 stocking model, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, (6) the expansion of Fastenal’s distribution/trucking fleet, and (7) cost related to the relocation of our Fresno, California distribution center (approximately 52,500 square feet) to our new Modesto, California distribution center (approximately 320,000 square feet). Disposals of property and equipment consisted of the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business and the disposition of real estate relating to several store locations.

Cash requirements for these expenditures were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of September 30, 2006, the Company had no material outstanding commitments for capital expenditures. Management anticipates funding its current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from its borrowing capacity.

Net cash used in financing activities consisted of the payment of dividends and cash outflow needed to fund the stock repurchase discussed earlier. This was partially offset in 2006 by employee stock purchases related to the Fastenal Option Plan.

A discussion of the nature and amount of future cash commitments is contained in the Company’s 2005 Annual Report to Shareholders.

(Continued)

ITEM 2. (Continued)

Certain Risks and Uncertainties— This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding working capital goals and returns on total assets when working capital is appropriately managed, planned store openings and the timeline for altering planned openings, the time before new stores typically achieve profitability, planned conversions of stores to the CSP2 format, and the funding of expansion plans. The following factors are among those that could cause the Company’s actual results to differ materially from those predicted in such forward-looking statements: (i) an upturn or downturn in the economy could impact the rate of new store openings, the time it typically takes a new store to achieve profitability, and the CSP2 rollout, (ii) a change, from that projected, in the number of markets able to support future store sites and the ability of the Company to successfully attract and retain qualified personnel to staff the Company’s stores could impact the rate of new store openings, (iii) disruption related to the CSP2 implementation could cause expenses and investments to increase, which in turn could cause the Company to reevaluate implementation of the project, and (iv) a change in accounts receivable collections, a change in the economy from that currently being experienced, a change in buying patterns, a change in forecast or a change in vendor production lead times could cause working capital (including inventory) and rates of return on assets to change from expected amounts. A discussion of other risks and uncertainties which could cause the Company’s operating results to vary from anticipated results or which could materially adversely affect the Company’s business, financial condition or operating results is included in the Company’s most recently filed Annual Report on Form 10-K (Item 1A of Part I).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from changes in interest rates, foreign currency exchange rates, and commodity steel pricing. Changes in these factors cause fluctuations in the Company’s earnings and cash flows. The Company evaluates and manages exposure to these market risks as follows:

Interest Rates— The Company has two lines of credit totaling $40 million of which $0 was outstanding at September 30, 2006. The line bears interest at 0.9% over the LIBOR rate. The Company pays no fee for the unused portion of the line of credit.

Foreign Currency Exchange Rates— Foreign currency fluctuations can affect the Company’s net investments and earnings denominated in foreign currencies. The Company’s primary exchange rate exposure is with the Canadian dollar against the U.S. dollar. The Company’s estimated net earnings exposure for foreign currency exchange rates was not material at September 30, 2006.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES1

(information reflects two-for-one stock split effect in November 2005)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
July 2006	100,000	$34.15	100,000	210,000
August 2006	124,000	$35.85	124,000	86,000[2]
Total	224,000	$35.09	224,000

[1]	On April 22, 2005, the Company announced that its board of directors had authorized purchases by the Company of up to 760,000 shares of its common stock. On June 13, 2006, the Company announced that its board of directors had authorized purchases by the Company of up to an additional 500,000 shares of its common stock (over and above previously authorized amounts). All of the purchases described in the table were made pursuant to this second authorization. The authorizations do not have an expiration date.
[2]	Includes 60,000 remaining shares from the April 2005 board of director’s authorization and 26,000 remaining shares from the June 2006 board of director’s authorization. The Company may continue to make repurchases under both authorizations.

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

/s/ Willard D. Oberton
(Willard D. Oberton, Chief Executive Officer)
(Duly Authorized Officer)

Date October 24, 2006	/s/ Daniel L. Florness
(Daniel L. Florness, Chief Financial Officer)
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	(Incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company	(Incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed