Form 10-K
period 2006-12-31
FASTENAL CO
filed 2007-02-23
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006,

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 0-16125

FASTENAL COMPANY

(Exact name of registrant as specified in its charter)

Minnesota	41-0948415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Theurer Boulevard Winona, Minnesota	55987-0978
(Address of principal executive offices)	(Zip Code)

(507) 454-5374

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g): None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Yes  ☐    No  ☒

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,081,426,291, based on the closing sale price of the Common Stock on that date. For purposes of determining this number, all executive officers and directors of the registrant as of June 30, 2006 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 1, 2007, the registrant had 151,206,712 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 are incorporated by reference in Parts I and II. Portions of the registrant’s Proxy Statement for the annual meeting of shareholders to be held Tuesday, April 17, 2007 are incorporated by reference in Part III.

FORWARD LOOKING STATEMENTS

This Form 10-K, including the sections in Part I hereof captioned “Item 1. Business – Development of the Business”, “Item 1. Business – Products”, “Item 1. Business – Manufacturing and Support Services Operations”, and “Item 2. Properties”, and the sections in Part II hereof captioned “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding the payment of dividends, the leveling off of sales growth and the variability of sales at older stores, management of headcount and retention of labor efficiency, capital expenditures, purchases of store locations and the expected leasing of new stores, funding of expansion plans, the expansion of foreign operations, new store and distribution center openings, markets for new stores, the opening of store in new formats, the typical time period for new stores to achieve their first profitable month and operating results comparable to our existing stores, introduction of new product lines, growth in manufacturing and support services, and protection from economic downturns provided by the number or type of customers. Certain risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements are described later in this Form 10-K under the heading entitled “Item 1A. Risk Factors” and in the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 in the section thereof captioned “Management’s Discussion & Analysis of Financial Condition & Results of Operations”, which section has been incorporated in this Form 10-K by reference. The registrant assumes no obligation to update either such forward-looking statements or the discussion of such risks and uncertainties.

PRESENTATION OF DOLLAR AMOUNTS

All dollar amounts in this Form 10-K are presented in thousands, except for per share dollar amounts or unless otherwise noted.

PART I

ITEM 1.	BUSINESS

Fastenal Company (“Fastenal” and, together with our wholly owned subsidiaries, hereinafter referred to as Fastenal or by terms such as we, our, or us) began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. As of December 31, 2006, we had 2,000 store sites located in 50 states, Puerto Rico, Canada, Mexico, Singapore, China, and the Netherlands, and employed 7,174 people at these sites.

We sell industrial and construction supplies in a wholesale and retail fashion. As of December 31, 2006 these industrial and construction supplies were grouped into ten product lines described further below. Our Internet address for corporate and investor information is www.fastenal.com. The information contained on this website or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

We operated twelve distribution centers in North America as of December 31, 2006 from which we distribute products to our store sites.

Development of the Business

Fastenal began in 1967 with a marketing strategy of supplying threaded fasteners to customers in small, medium-sized, and, in subsequent years, large cities. We believe our success can be attributed to our ability to offer our customers a full line of products at convenient locations and to the high quality of our employees.

We opened our first store site in Winona, Minnesota, a city with a population of approximately 25,000. The following table shows our consolidated net sales for each fiscal year during the last ten years and the number of our store sites at the end of each of the last ten years:

	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997
Net sales (in millions)	$1,809.3	1,523.3	1,238.5	994.9	905.4	818.3	755.6	618.2	511.2	404.2
Number of store sites at year end	2,000	1,755	1,533	1,314	1,169	1,025	897	807	764	642

As of December 31, 2006 and 2005, respectively, we operated store sites in:

Geographic location	2006	2005
United States	1,829	1,619
Puerto Rico	8	8
Canada	137	112
Mexico	22	12
Singapore	1	1
Netherlands	2	2
China	1	1

	2,000	1,755

We have closed only ten stores in our history. Three of these locations were subsequently reopened when the expansion of our product line or the expansion of our distribution network improved the profitability of the locations.

We select new locations for our stores based on their proximity to our distribution network, population statistics, and employment data for manufacturing and construction. We intend to continue opening new store sites and currently expect the rate of new store openings to be approximately 13% to 18% per year (calculated on the ending number of stores in the previous year).

We stock all new stores with inventory drawn from all of our product lines. Subsequent to opening, store personnel may supplement the inventory offering to customize the selection to the needs of our local customer base.

We currently have several versions of store locations. The majority of our stores operate under our ‘expected inventory’ format. This format was also referred to as the CSP (or Customer Service Project) format. Since 2005 we have also had a CSP2 format. This format is an expansion of the stocking pattern of the first type. We had 199 of this type of store at December 31, 2006. During 2006 we created two new formats called the ‘strategic account store’ and CSP3. The ‘strategic account store’ format focuses on the needs of strategic customers in the local markets and stocks product to serve this need. We had five of this type of store at December 31, 2006. The CSP3 store format is a prototype store to test the potential expansion of our current standard product offerings. We had one of this type of store at December 31, 2006 and plan to open seven to nine more in 2007.

We believe, based on the demographics of the marketplace in North America, that there is sufficient potential in this geographic area to support at least 3,500 total stores. Many of the new store sites may be in cities in which we currently operate. Fastenal has not operated outside of North America long enough to assess the market potential of those markets.

In addition to the store types discussed above, we also operate “in-plant” sites. An “in-plant” site is a selling unit located in or near a customer’s facility that sells product solely to that customer. These sites are not included in the store count numbers as they represent a customer subset of a store.

We opened the following store sites in the last five years:

	2006	2005	2004	2003	2002
United States	210	198	198	140	135
Puerto Rico	—	—	1	—	1
Canada	25	17	16	9	7
Mexico	10	5	3	2	—
Singapore	—	—	—	—	—
Netherlands	—	1	1	—	—
China	—	1	—	—	—

Total openings	245	222	219	151	143

We plan to open additional store sites outside of the United States in the future. The store sites located outside the United States contributed approximately 7% of our consolidated net sales in 2006 with approximately 78% of this amount attributable to our Canadian operations.

No assurance can be given that any of the expansion plans described above will be achieved, or that new stores, once opened, will be profitable.

It has been our experience that near-term profitability has been adversely affected by the opening of new store sites. This adverse effect is due to the start-up costs and the time necessary to generate a customer base. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. As a result of this process, sales volume builds slowly and it typically requires nine to 12 months for a new store to achieve its first profitable month. Of the 73 stores opened in the first quarter of 2006, 32 were profitable in the fourth quarter of 2006.

For 2006, annual sales volumes of stores operating at least five years ranged between approximately $250 and $12,233, with 75% of these stores having annual sales volumes within the range of approximately $498 to $1,895. The data in the following table shows the growth in the average sales of our stores from 2005 to 2006 based on the age of each store. The stores opened in 2006 contributed approximately $32,920 (or approximately 1.8%) of our consolidated net sales in 2006, with the remainder coming from store sites opened prior to 2006.

Age of store site as of December 31, 2006	Year opened	Number of store sites in group as of December 31, 2006	Average sales 2005[1]		Average sales 2006		Percent Change
0–1 year old	2006	245	$—		$134	[2]	—%
1–2 years old	2005	222	162	[2]	492		—
2–3 years old	2004	219	501		647		29.2
3–4 years old	2003	151	575		684		19.0
4–5 years old	2002	143	643		743		15.6
5–6 years old	2001	128	841		978		16.3
6–7 years old	2000	89	752		811		7.9
7–8 years old	1999	44	898		991		10.4
8–9 years old	1998	120	996		1,146		15.1
9–10 years old	1997	157	1,032		1,135		10.0
10–11 years old	1996	107	1,062		1,108		4.3
11–12 years old	1995	60	1,085		1,206		11.2
12–16 years old	1991-1994	189	1,279		1,396		9.1
16+ years old	1967-1990	126	2,244		2,419		7.8

[1]

During 2006, we began to directly allocate all sales adjustments (primarily customer rebates) to the individual selling locations identified in this table. The 2005 presentation has been adjusted to reflect this change.

[2]	The average sales include sales of store sites open for less than the full fiscal year.

As of December 31, 2006, we operated distribution centers in or near Winona, Minnesota; Indianapolis, Indiana; Dallas, Texas; Atlanta, Georgia; Scranton, Pennsylvania; Modesto, California; Seattle, Washington; Akron, Ohio; Salt Lake City, Utah; Greensboro, North Carolina; Kansas City, Kansas; and Toronto, Ontario. These twelve distribution centers give us over 2.2 million square feet of distribution capacity. These distribution centers are located so as to permit twice-a-week to five times-a-week deliveries to our stores using our trucks and overnight delivery by surface common carrier. Approximately 85% of our stores receive deliveries five times-a-week. As the number of stores increases, we intend to add new distribution centers.

We operate a central UNIX/terminal-based computer system allowing automatic data exchange between our stores and our distribution centers. This system consists of both customized and purchased software. The use of client/server technology allows our network of UNIX-based machines to serve networked personal computers and workstations and is provided to authorized users via a dedicated Wide Area Network (WAN). At the store level, we operate a proprietary point-of-sale (POS) system that operates on a Microsoft Windows operating system. The data exchange between the centrally located systems and POS is monitored and controlled centrally.

Trademarks and Service Marks

We conduct business under various trademarks and service marks, including Fastenal® with various designs or tag lines, FAS-N-IT®, FNL®, Blackstone™, and FNL G9™. Although we do not believe our operations are substantially dependent upon any of our trademarks or service marks, we consider the ‘Fastenal’ name and other trademarks and service marks to be valuable to our business.

Products

Our original product offerings were fasteners and other industrial and construction supplies, many of which are sold under the Fastenal® product name. This product line, which we refer to as the fastener product line, consists of two broad categories: threaded fasteners, such as bolts, nuts, screws, studs, and related washers; and miscellaneous supplies, such as paints, various pins and machinery keys, concrete anchors, batteries, sealants, metal framing systems, wire rope, strut, private-label stud anchors, rivets, and related accessories.

Threaded fasteners are used in most manufactured products and building projects, and in the maintenance and repair of machines and structures. Many aspects of the threaded fastener market are common to all cities. Variations from city to city that do exist typically relate to the types of businesses operating in a market or to the environmental conditions in a market. Therefore, we open each store with a broad selection of base stocks of inventory and then allow the local store and district leaders to tailor the additional inventory to the local market demand as it develops.

Threaded fasteners accounted for approximately 90% of the fastener product line sales in 2006, 2005, and 2004 and approximately 46%, 48%, and 50% of our consolidated net sales in 2006, 2005, and 2004, respectively. Concrete anchors make up the largest portion of the miscellaneous supply items included in the fastener product line. Most concrete anchors use threaded fasteners as part of the completed anchor assembly.

Since 1993, we have added additional product lines. These product lines are sold through the same distribution channel as the original fastener product line. Our product lines include the following:

Product line:	Year introduced	Approximate number of stock items	Private label product name
Fasteners	1967	306,000	Fastenal®, FNL G9™
Tools and equipment	1993	110,000	FastTool, Blackstone™
Cutting tools and abrasives	1996	127,000	SharpCut, Blackstone™
Hydraulics, pneumatics, plumbing and HVAC	1996	47,000	Fastenal®
Material handling, storage, and packaging	1996	9,000	EquipRite
Janitorial supplies, chemicals, and paints	1996	12,000	CleanChoice, Blackstone™
Electrical supplies	1997	24,000	PowerPhase, Blackstone™
Welding supplies[1]	1997	26,000	FastArc, Blackstone™
Safety supplies	1999	19,000	Fastenal®
Metals, alloys, and materials	2001	9,000	Fastenal®

[1]	We do not sell welding gases.

We plan to continue to add other product lines in the future.

Inventory Control

Our inventory stocking levels are determined using our computer systems, our sales personnel at the store, district, and region levels, and our product managers. The data used for this determination is derived from sales activity from all of our stores, from individual stores, and from geographic areas. It is also derived from vendor information and from customer demographic information. The computer system monitors the inventory level for all stock items and triggers replenishment, or prompts a buyer to purchase, as necessary, based on an established minimum-maximum level. All stores stock a base inventory and may expand beyond preset inventory levels as deemed appropriate by their district managers. Inventories in distribution centers are established from computerized data for the stores served by the respective centers.

Manufacturing and Support Services Operations

In 2006, approximately 94.8% of our consolidated net sales were attributable to products manufactured by other companies to industry standards. The remaining 5.2% of our consolidated net sales for 2006 related to products manufactured, modified or repaired by our manufacturing division or our support services. The manufactured products consist primarily of non-standard sizes of threaded fasteners made to customers’ specifications. The services provided by the support services group include, but are not limited to, items such as tool repair, band saw blade welding, third-party logistics, and light manufacturing. We engage in these activities primarily as a service to our customers and expect these activities in the future to continue to contribute in the range of 4% to 10% of our consolidated net sales.

Sources of Supply

We use a large number of suppliers for the approximately 689,000 standard stock items we distribute. Most items distributed by our network can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. No single supplier accounted for more than 5% of our purchases in 2006.

Geographic Information

Information regarding our revenues and certain assets by geographic location is set forth in note 8 to the Notes to Consolidated Financial Statements contained in our annual report for the fiscal year ended December 31, 2006, which is incorporated herein by reference. Foreign currency fluctuations, changes in trade relations, or fluctuations in the relative strength of foreign economies could impact our ability to procure products overseas at competitive prices and our foreign sales.

Customers and Marketing

We believe our success can be attributed to our ability to offer customers a full line of quality products at convenient locations, and to the superior service orientation and expertise of our employees. Most of our customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufacturers and maintenance and repair operations. Other users of our products include farmers, truckers, railroads, mining companies, federal, state and local governmental entities, schools, and certain retail trades. As of December 31, 2006, our total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 275,000.

During each of the three years ended December 31, 2006, no one customer accounted for a significant portion of our sales. We believe that our large number of customers together with the varied markets that they represent, provide some protection to us from economic downturns in a particular market.

Store personnel generate a significant portion of our sales through direct calls on customers. Because of the nature of our business, we make limited use of the more expensive forms of mass media advertising such as television, radio, and newspapers. The forms of advertising we use include signs, catalogs, and direct mailings.

Competition

Our business is highly competitive. Competitors include both large distributors located primarily in large cities and smaller distributors located in many of the same cities in which we have stores. We believe that the principal competitive factors affecting the markets for our products are customer service and convenience.

Some competitors use vans to sell their products in markets away from their main warehouses, while others rely on mail order or telemarketing sales. We, however, believe that the convenience provided to customers by operating stores in small, medium, and large markets, each offering a wide variety of products, is a competitive selling advantage and that the large number of stores in a given area, taken together with our ability to provide frequent deliveries to such stores from centrally located distribution centers, makes possible the prompt and efficient distribution of products. Having trained personnel at each store also enhances our ability to compete (see “Employees” below).

Employees

As of December 31, 2006, we employed a total of 10,415 full and part-time employees, 7,174 being store managers and store employees, and the balance being employed in our distribution centers, manufacturing operations, service operations, and home office.

We believe the quality of our employees is critical to our ability to compete successfully in the markets we currently serve and to our ability to open new stores in new markets. We foster the growth and education of skilled employees throughout the organization by operating training programs (see the description of the Fastenal School of Business below) and by decentralizing decision-making. Wherever possible, promotions are from within our organization. For example, most new store managers are promoted from an outside sales position or from an assistant manager’s position, and district managers (who supervise a number of stores) are usually former store managers.

The Fastenal School of Business develops and delivers a comprehensive array of industry and company specific education and training programs that are offered to all Fastenal employees. Our school of business provides core curricula focused on key competencies determined to be critical to the success of our employees’ performance. In addition, we provide specialized educational tracks within various institutes of learning. These institutes of learning are advanced levels that provide specific concentrations of education and development and have been designed to focus on the critical aspects of our business. These institutes provide a focused educational experience to enhance employee performance in relevant business areas such as leadership, effective store best practices, sales and marketing, product education, and distribution.

Our sales personnel participate in incentive bonus arrangements that place emphasis on achieving increased sales on a store and regional basis, while still attaining targeted levels of gross profit and collections. As a result, a significant portion of our total employment cost varies with sales volume. We also pay incentive bonuses to our leadership personnel based on one or more of the following factors: sales growth, profit growth (before and after taxes), profitability, and return on assets, and to our other personnel for achieving pre-determined cost containment goals. None of our employees are subject to a collective bargaining agreement and we have experienced no work stoppages. We believe our employee relations are good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, are available free of charge on or through our website at www.fastenal.com as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.

ITEM 1A.	RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the following factors should be considered in evaluating our business. Our operating results depend upon many factors and are subject to various risks and uncertainties. The material risks and uncertainties known to us which may cause the operating results to vary from anticipated results or which may negatively affect our operating results and profitability are as follows:

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

In 2002, we began implementing our current business strategy that focuses on store locations with an industrial-leaning retail look and feel, which we refer to as the Customer Service Project or CSP. The viability of this business strategy has not been proven on a long-term basis. We recently transitioned from opening CSP stores to expanding certain stores with additional product selection, which requires an additional $62 thousand in inventory, two additional sales specialists and two additional vehicles in each store. We refer to this new, larger store format as CSP2. The results we achieved at our CSP format stores may not be indicative of the results we will achieve at our CSP2 format stores. The new format increases our operating costs per store, but may not lead to proportionately increased revenues per store. Our mix of higher and lower margin merchandise in the CSP2 stores differs from the merchandise mix in our smaller stores and, therefore, may negatively impact our gross margins in our larger format stores. In addition, we may not carry the appropriate merchandise mix during the appropriate time of year in our larger format stores. We cannot assure our success in operating the CSP2 format stores on a profitable basis. If a CSP2 format store is unprofitable, the impact on our financial results could be greater than the impact of an unprofitable smaller format store.

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

While new stores build the infrastructure for future growth, the first year sales in new stores are low, and the added expenses relating to payroll, occupancy, and transportation costs can impact our ability to leverage earnings. It has been our experience that new stores take approximately ten to twelve months to achieve profitability. We cannot assure you that we will be successful in operating our new stores on a profitable basis.

The ability to identify new products and products lines, and integrate them into our store and distribution network, may impact our ability to compete and our sales and margins.

Our success depends in part on our ability to develop product expertise at the store level and identify future products and product lines that complement existing products and product lines and that respond to our customer’s needs. We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which we compete or trends in new products. In addition, our ability to integrate new products and product lines into our stores and distribution network could impact sales and margins.

Increases in energy costs and the cost of raw materials used in our products could impact our cost of goods and distribution and occupancy expenses, which may result in lower operating margins.

Costs of raw materials used in our products (e.g., steel) and energy costs have been rising during the last several years, which has resulted in increased production costs for our vendors. Those vendors typically look to pass their increased costs along to us through price increases. The fuel costs of our distribution operation have risen as well. While we typically try to pass increased vendor prices and fuel costs through to our customers or to modify our activities to mitigate the impact, we may not be successful. Failure to fully pass these increased prices and costs through to our customers or to modify our activities to mitigate the impact would have an adverse effect on our operating margins.

Our ability to successfully attract and retain qualified personnel to staff our stores could impact labor costs, sales at existing stores, and the rate of new store openings.

Our success depends in part on our ability to attract, motivate, and retain a sufficient number of qualified employees, including store managers and store associates, who understand and appreciate our culture and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the industry is high. If we are unable to hire and retain personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and product knowledge, our sales could be materially adversely affected. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may also delay the planned openings of new stores. Any such delays, any material increases in employee turnover rates at existing stores, or any increases in labor costs, could have a material adverse effect on our business, financial condition or operating results.

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

Our revenues and net income may be adversely affected by economic conditions, political situations, and changing laws and regulations in foreign countries, over which we have no control.

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

The industrial, construction and maintenance supply industry in North America is consolidating. This consolidation is being driven by customer needs and supplier capabilities, which could cause the industry to become more competitive as greater economies of scale are achieved by suppliers. Customers are increasingly aware of the total costs of fulfillment and of the need to have consistent sources of supply at multiple locations. We believe these customer needs could result in fewer suppliers as the remaining suppliers become larger and capable of being a consistent source of supply.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

We own seven facilities in Winona, Minnesota. These facilities are as follows:

Purpose	Approximate Square Feet
Distribution center and home office	213,000
Manufacturing facility	100,000
Computer support center	13,000
Winona store	15,000
Winona product support and support services facility	55,000
Rack and shelving storage	42,000
Multi-building complex which houses certain operations of the distribution group and home office support group	30,000

We also own the following facilities, excluding store locations, outside of Winona, Minnesota:

Purpose	Location	Approximate Square Feet
Distribution center	Indianapolis, Indiana	414,000
Distribution center	Atlanta, Georgia	198,000
Distribution center	Dallas, Texas	95,000
Distribution center	Scranton, Pennsylvania	160,000
Distribution center	Akron, Ohio	102,000
Distribution center	Kansas City, Kansas	300,000
Distribution center	Toronto, Ontario, Canada	62,000
Distribution center	Greensboro, North Carolina	250,000
Distribution center[1]	Modesto, California	320,000

[1]

This facility was acquired in November 2005. We moved into this facility in December 2006. This facility replaced a leased facility in Fresno, California. We continue to be on a month-to-month lease in the Fresno facility until all warehouse equipment is removed.

In addition, we own 177 buildings that house our store locations in various cities throughout North America and are in the process of building or renovating another 15 owned store locations for future use.

All other buildings we occupy are leased. Leased stores range from approximately 3,500 to 10,000 square feet, with lease terms of up to 60 months (most lease term are for 36 to 48 months). We also lease the following:

Purpose	Location	Approximate Square Feet	Lease Expiration Date	Remaining Lease Renewal Options
Distribution center	Seattle, Washington	55,000	March 2008	None
Distribution center	Salt Lake City, Utah	22,000	July 2012	None
New store processing center	LaCrosse, Wisconsin	48,750	June 2009	None

If economic conditions are suitable, we will, in the future, consider purchasing store sites to house our older stores. It is anticipated that all sites for new stores will continue to be leased. It is our policy to negotiate relatively short lease terms to facilitate relocation of particular store operations, if deemed desirable. Our experience has been that space suitable for our needs and available for leasing is more than sufficient.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Fastenal Company are:

Name	Employee of Fastenal since	Age	Position
Willard D. Oberton	1980	48	Chief Executive Officer, President, and Director
Nicholas J. Lundquist	1979	49	Executive Vice-President and Chief Operating Officer
Daniel L. Florness	1996	43	Executive Vice-President and Chief Financial Officer
Steven L. Appelwick	1981	47	Vice-President – Product Development, Supply Chain, Global Procurement, and Trading

Mr. Oberton has been our chief executive officer and president since December 2002. From July 2001 through December 2002, Mr. Oberton was our president and chief operating officer. Mr. Oberton has also served as one our directors since June 1999.

Mr. Lundquist has been our executive vice-president and chief operating officer since December 2002. From June 2000 through December 2002, Mr. Lundquist was our vice-president of sales.

Mr. Florness has been our executive vice-president and chief financial officer since December 2002. From June 1996 to November 2002, Mr. Florness was our chief financial officer.

Mr. Appelwick has been our vice-president with responsibilities for product development, supply chain, global procurement and trading since December 2002. From August 2001 through December 2002, Mr. Appelwick was our operations manager.

The executive officers are elected by our board of directors, for a term of one year, and serve until their successors are elected and qualified. None of our executive officers are related to any other such executive officer or to any of our other directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Incorporated herein by reference is our annual report to shareholders for the fiscal year ended December 31, 2006, Common Stock Data on page 6.

ITEM 6.	SELECTED FINANCIAL DATA

Incorporated herein by reference is our annual report to shareholders for the fiscal year ended December 31, 2006, Six-Year Selected Financial Data on page 5.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference is our annual report to shareholders for the fiscal year ended December 31, 2006, Management’s Discussion & Analysis of Financial Condition & Results of Operations on pages 9 to 19.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Incorporated herein by reference is our annual report to shareholders for the fiscal year ended December 31, 2006, Market Risk Management on pages 17 to 18.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated herein by reference is our annual report to shareholders for the fiscal year ended December 31, 2006, Selected Quarterly Financial Data (Unaudited) on page 6, Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 20 to 33, and Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Supplemental Schedule on page 35.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Incorporated herein by reference is our annual report to shareholders for the fiscal year ended December 31, 2006, Management Report on Internal Control over Financial Reporting on page 34 and Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on page 36.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Incorporated herein by reference is the information appearing under the headings “Proposal 1 - Election of Directors—Nominees and Required Vote”, pages 4 to 5, “Corporate Governance – Audit Committee”, pages 18 to 19, and “Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance”, page 22, in our proxy statement dated February 23, 2007. See also Part I hereof under the heading “Item X. Executive Officers of the Registrant”.

On January 19, 2004, our board of directors adopted a supplement to our existing standards of conduct designed to qualify the standards of conduct as a code of ethics within the meaning of Item 406(b) of Regulation S-K promulgated by the SEC (“Code of Ethics”). The standards of conduct, as supplemented, apply to all of our directors, officers, and employees, including without limitation our chief executive officer, chief financial officer, principal accounting officer, and controller (if any), and persons performing similar functions (“Senior Financial Officers”). Those portions of the standards of conduct, as supplemented, that constitute a required element of a Code of Ethics are available without charge by submitting a request to us pursuant to the directions detailed on our website at www.fastenal.com. In the event we amend or waive any portion of the standards of conduct, as supplemented, that constitutes a required element of a Code of Ethics and such amendment or waiver applies to any of our Senior Financial Officers, we intend to post on our website, within four business days after the date of such amendment or waiver, a brief description of such amendment or waiver, the name of each Senior Financial Officer to whom the amendment or waiver applies, and the date of the amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the headings “Corporate Governance—Compensation Committee Interlocks and Insider Participation”, page 21, “Corporate Governance—Compensation Committee Report”, page 21, and “Executive Compensation”, pages 23 to 29, in our proxy statement dated February 23, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is the information appearing under the heading “Security Ownership of Principal Shareholders and Management”, pages 16 to 17, in our proxy statement dated February 23, 2007.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excludes Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	0	0	6,961,770
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Total	0	0	6,961,770

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference is the information appearing under the headings “Corporate Governance – Board Matters”, page 18, “Corporate Governance – Related Person Transaction Approval Policy”, page 19, “Corporate Governance – Transactions with Related Persons”, page 20, and “Corporate Governance – Director Nominations Policy”, pages 21 to 22, in our proxy statement dated February 23, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is the information appearing under the heading “Audit and Related Fees”, page 30, in our proxy statement dated February 23, 2007.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1. Financial Statements:

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Earnings for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Supplemental Schedule

(Incorporated by reference to pages 20 to 33 and page 35 of Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2006)

2.	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

3.	Exhibits:

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

10.1	Description of Bonus Arrangements for Executive Officers (incorporated by reference to the information appearing under the heading “Executive Compensation – Compensation Discussion and Analysis”, page 23 to 26, in Fastenal Company’s Proxy Statement dated February 23, 2007)*

10.2	Fastenal Company Stock Option Plan (incorporated by reference to Exhibit A to Fastenal Company’s Proxy Statement dated February 27, 2003)*

13	Annual Report to Shareholders for the fiscal year ended December 31, 2006 (only those portions specifically incorporated by reference herein shall be deemed filed with the SEC)

21	List of Subsidiaries

23	Consent of KPMG LLP

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

We will furnish copies of these Exhibits upon request and payment of our reasonable expenses in furnishing the Exhibits.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c).

FASTENAL COMPANY

Schedule II—Valuation and Qualifying Accounts

Years ended December 31, 2006, 2005, and 2004

(Amounts in thousands)

Description	Balance at beginning of year	“Additions” charged to costs and expenses		“Other” additions (deductions)	“Less” deductions		Balance at end of year
Year ended December 31, 2006
Allowance for doubtful accounts	$3,875	3,722		—	5,478		2,119
Insurance reserves	$12,533	34,131	[1]	—	29,002	[2]	17,662
Year ended December 31, 2005
Allowance for doubtful accounts	$5,181	5,933		—	7,239		3,875
Insurance reserves	$6,698	32,190	[1]	—	26,355	[2]	12,533
Year ended December 31, 2004
Allowance for doubtful accounts	$4,070	6,931		—	5,820		5,181
Insurance reserves	$3,829	23,481	[1]	—	20,612	[2]	6,698

[1]	Includes costs and expenses incurred for premiums and claims related to health and general insurance.

[2]	Includes costs and expenses paid for premiums and claims related to health and general insurance.

See accompanying Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Supplemental Schedule incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2007

FASTENAL COMPANY

By	/s/ Willard D. Oberton
Willard D. Oberton, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 23, 2007

By	/s/ Willard D. Oberton	By	/s/ Daniel L. Florness
	Willard D. Oberton, Chief Executive Officer (Principal Executive Officer) and Director		Daniel L. Florness, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By	/s/ Robert A. Kierlin	By	/s/ Michael M. Gostomski
	Robert A. Kierlin, Director		Michael M. Gostomski, Director

By	/s/ Stephen M. Slaggie	By	/s/ John D. Remick
	Stephen M. Slaggie, Director		John D. Remick, Director

By	/s/ Henry K. McConnon	By	/s/ Robert A. Hansen
	Henry K. McConnon, Director		Robert A. Hansen, Director

By	/s/ Reyne K. Wisecup	By	/s/ Michael J. Dolan
	Reyne K. Wisecup, Director		Michael J. Dolan, Director

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

10.1	Description of Bonus Arrangements for Executive Officers (incorporated by reference to the information appearing under the heading “Executive Compensation - Compensation Discussion and Analysis”, pages 23 to 26, in Fastenal Company’s Proxy Statement dated February 23, 2007)

10.2	Fastenal Company Stock Option Plan (incorporated by reference to Exhibit A to Fastenal Company’s Proxy Statement dated February 27, 2003)

13	Annual Report to Shareholders for the fiscal year ended December 31, 2006 (only those portions specifically incorporated by referenceherein shall be deemed filed with the SEC)	Electronically Filed

21	List of Subsidiaries	Electronically Filed

23	Consent of KPMG LLP	Electronically Filed

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed