Form 10-Q
period 2007-03-31
FASTENAL CO
filed 2007-05-01
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007, or

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at April 20, 2007
Common Stock, $.01 par value	151,106,512

FASTENAL COMPANY

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

	(Unaudited) March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$59,388	19,346
Marketable securities	9,924	10,835
Trade accounts receivable, net of allowance for doubtful accounts of $2,272 and $2,119, respectively	238,657	209,532
Inventories	446,192	455,997
Deferred income tax assets	11,709	11,709
Other current assets	57,041	60,357

Total current assets	822,911	767,776

Marketable securities	2,769	3,695
Property and equipment, less accumulated depreciation	265,902	264,030
Other assets, less accumulated amortization	3,604	3,515

Total assets	$1,095,186	1,039,016

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,814	41,371
Accrued expenses	61,920	61,544
Income taxes payable	33,343	981

Total current liabilities	140,077	103,896

Deferred income tax liabilities	13,027	13,027

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 200,000,000 shares authorized, 151,106,712 and 151,206,712 shares issued and outstanding, respectively	1,511	1,512
Additional paid-in capital	9,263	12,697
Retained earnings	924,999	902,550
Accumulated other comprehensive income	6,309	5,334

Total stockholders’ equity	942,082	922,093

Total liabilities and stockholders’ equity	$1,095,186	1,039,016

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	(Unaudited) Three months ended March 31,
	2007	2006
Net sales	$489,157	431,703

Cost of sales	239,642	214,216

Gross profit	249,515	217,487

Operating and administrative expenses	160,851	140,512
Loss on sale of property and equipment	115	35

Operating income	88,549	76,940

Interest income	222	388

Earnings before income taxes	88,771	77,328

Income tax expense	34,738	29,474

Net earnings	$54,033	47,854

Basic and diluted net earnings per share	$0.36	0.32

Basic weighted average shares outstanding	151,179	151,055

Diluted weighted average shares outstanding	151,179	151,390

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	(Unaudited) Three Months ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$54,033	47,854
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	9,226	8,035
Loss on sale of property and equipment	115	35
Bad debt expense	1,516	837
Deferred income taxes	—	1,137
Stock based compensation	—	168
Amortization of non-compete agreement	17	17
Changes in operating assets and liabilities:
Trade accounts receivable	(30,641)	(29,798)
Inventories	9,805	(9,532)
Other current assets	3,316	359
Accounts payable	3,443	16,271
Accrued expenses	376	830
Income taxes payable	32,362	27,278
Other	887	(30)

Net cash provided by operating activities	84,455	63,461

Cash flows from investing activities:
Purchase of property and equipment	(12,697)	(21,429)
Proceeds from sale of property and equipment	1,484	1,152
Net decrease (increase) in marketable securities	1,837	(47)
Increase in other assets	(106)	(50)

Net cash used in investing activities	(9,482)	(20,374)

Cash flows from financing activities:
Purchase of common stock	(3,435)	—
Payment of dividends	(31,584)	(30,211)

Net cash used in financing activities	(35,019)	(30,211)

Effect of exchange rate changes on cash	88	38

Net increase in cash and cash equivalents	40,042	12,914

Cash and cash equivalents at beginning of period	19,346	56,204

Cash and cash equivalents at end of period	$59,388	69,118

Supplemental disclosure of cash flow information:
Cash paid during each period for:
Income taxes	$2,376	2,196

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

March 31, 2007 and 2006

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as the Company, Fastenal, or by terms such as we, our, or us) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company’s consolidated financial statements as of and for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(2)	Stockholders’ Equity and Stock-Based Compensation

On April 15, 2003, our shareholders approved the Fastenal Company Stock Option Plan (Fastenal Option Plan). The aggregate number of shares of our common stock that were made available for issuance upon the exercise of options under the Fastenal Option Plan, on a split adjusted basis, was 7,588. During the first three months of 2007 and 2006, we had no stock-based employee compensation plans other than the Fastenal Option Plan.

Our Board of Directors granted options to purchase 930 shares of our common stock under the Fastenal Option Plan in May 2003. No other options had been granted under the Fastenal Option plan as of March 31, 2007. Any unexercised options from the May 2003 grant expired on November 30, 2006. As a result, at March 31, 2007 there were no options outstanding. However, on April 17, 2007, the Compensation Committee of our Board of Directors approved the grant, effective at the close of business that day, of options to purchase approximately 2.2 million shares of our common stock at a strike price of $45 per share. These options have terms of either five, seven, or eight years.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

March 31, 2007 and 2006

(Unaudited)

Effective January 1, 2006, we began recording compensation expense associated with stock-based awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No.123R) as interpreted by SEC Staff Accounting Bulletin No. 107. The stock-based compensation expense amount recorded was $0 and $168, (pre-tax amount) in first three months of 2007 and 2006, respectively.

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to the Fastenal Option Plan:

	Three months ended March 31,
	2007	2006
Basic—weighted shares outstanding	151,179	151,055
Weighted shares assumed upon exercise of stock options	—	335

Diluted—weighted shares outstanding	151,179	151,390

The dilutive impact summarized above relates to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive option securities then outstanding.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

March 31, 2007 and 2006

(Unaudited)

(3)	Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Three months ended March 31,
	2007	2006
Net earnings	$54,033	47,854
Translation adjustment	1,052	277
Change in marketable securities	(77)	(269)

Total comprehensive income	$55,008	47,862

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

March 31, 2007 and 2006

(Unaudited)

(4)	Unrealized Investment Gains and Losses

The following tables show the fair value and the gross unrealized gains and losses of our investments. This information is aggregated by the investment category and maturity of the investment.

	March 31, 2007
	Less than 12 months		12 months or more		Total
Description	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
Federal mortgage backed security	$9,924	(77)	—	—	$9,924	(77)
State and municipal bonds	—	—	2,769	—	2,769	—
Certificates of deposit or money market	—	—	—	—	—	—

Total	$9,924	(77)	2,769	—	$12,693	(77)

	March 31, 2006
	Less than 12 months		12 months or more		Total
Description	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
Federal mortgage backed security	$—	—	9,731	(269)	$9,731	(269)
State and municipal bonds	—	—	3,432	—	3,432	—
Certificates of deposit or money market	781	—	—	—	781	—

Total	$781	—	13,163	(269)	$13,944	(269)

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

March 31, 2007 and 2006

(Unaudited)

As was disclosed in our 2006 Annual Report to Shareholders, we classify these securities as available-for-sale. Available-for-sale securities are recorded at fair value based on current market value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings, but are included in comprehensive income, and are reported as a separate component of stockholders’ equity until realized.

The unrealized losses on our investments at the end of the periods were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality and because we have the ability and intent to hold these investments until recovery of the fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2007 and 2006.

(5)	Operating Leases with Guarantees

We lease certain pick-up trucks under operating leases. These leases typically have a 72-month term and include an early buy out clause we generally exercise, thereby giving the leases an effective term of 12-15 months. Certain operating leases for vehicles contain residual value guarantee provisions, which could become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration, of the leases that contain residual value guarantees, is approximately $10,663 at March 31, 2007. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote, except for a $2,284 loss on disposal reserve provided at March 31, 2007.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

March 31, 2007 and 2006

(Unaudited)

(6)	Income Taxes

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). This interpretation, as required to be adopted on January 1, 2007, clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Implementation of FIN No. 48 on January 1, 2007 resulted in no adjustment to the liability for unrecognized tax benefits. As of the date of adoption the total amount of unrecognized tax benefits was $3,041. Included in this liability for unrecognized tax benefits is an estimate for interest and penalties totaling $703, both of which we classify as a component of income tax expense. Fastenal Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, all states, and various foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before, in the case of United States Federal and non-United States examinations, 2004 and in the case of state and local examinations, 2001.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements. (Dollar amounts are in thousands except for per share amounts and where otherwise noted.)

The following discussion refers to the term daily sales. Daily sales are defined as sales for a period of time divided by the number of business days in that period of time.

Business Overview— Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of over 2,000 company owned stores. Most of our customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance and repair operations (MRO). Other users of our product include farmers, truckers, railroads, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our stores and customers are primarily located in North America.

Financial Overview— In the first several years of this decade, the global manufacturing recession negatively impacted our performance, and that of the industry as a whole. This negative impact of the economy reversed itself starting in July 2003. However, the economy we sell into has weakened since the fall of 2006. The impact of the economy is best reflected in the growth performance of our stores greater than five years old. (Store sites opened as follows: 2007 group – opened 2002 and earlier, and 2006 group – opened 2001 and earlier). These stores are more cyclical due to the increased market share they enjoy in their local markets. The daily net sales growth rate of stores more than five years old was as follows:

	Three months ended March 31,
	2007	2006
Growth percentage	5.5%	10.8%

Our stores that are two to five years old are also impacted by the economy, but to a lesser degree. The daily net sales growth rate of our stores that are two to five years old was as follows (Store sites opened as follows: 2007 group – opened in 2003, 2004, and 2005, and 2006 group – opened in 2002, 2003, and 2004):

	Three months ended March 31,
	2007	2006
Growth percentage	16.3%	31.1%

(Continued)

ITEM 2. (Continued)

Combined these two groups represent a consistent “same store” view of our business (Store sites opened as follows: 2007 group – opened 2005 and earlier, and 2006 group – opened 2004 and earlier). These stores, which are more than two years old, had net daily sales growth rates as follows:

	Three months ended March 31,
	2007	2006
Growth percentage	7.6%	14.6%

Note: The age groups above are measured as of the last day of each respective year.

Sales Growth— Net sales were as follows:

	Three months ended March 31,
	2007	2006
Net sales	$489,157	431,703
Percentage change	13.3%	22.0%

The increase in net sales in the three month period came primarily from higher unit sales, and to a lesser degree, increases in prices. The higher unit sales resulted from increases in sales at older store sites (discussed earlier) and the opening of new store sites in 2006 and 2007.

The mix of sales from the original Fastenal® product line (which consists primarily of threaded fasteners) and from the newer product lines was as follows:

	Three months ended March 31,
Product line	2007	2006
Fastener product line	50.8%	52.3%
Newer product lines	49.2%	47.7%

(Continued)

ITEM 2. (Continued)

Daily sales growth rates for the twelve months of 2005 and 2006, and the first three months of 2007, were as follows (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	26.2%	25.1%	22.5%	26.6%	22.9%	21.2%	21.8%	21.7%	26.8%	22.7%	21.7%	17.0%
2006	23.9%	21.3%	21.1%	19.1%	19.2%	20.6%	19.7%	20.7%	16.1%	15.9%	16.3%	17.7%
2007	12.6%	11.8%	15.5%

The January 2005 to November 2005 time frame generally represents improvement followed by stabilization in our daily sales trends. The January 2005 to November 2005 general improvement and stabilization reflects a continuation of the improvements we saw beginning in 2003 in the economy as it relates to the customers we sell to in North America and the impact of the Fastenal standard inventory stocking model (see reference below regarding the Customer Service Project, or CSP). The December 2005 daily sales growth rate was weaker than we expected; however, we believe this was an abnormality due to the following reasons (1) historically we have seen fluctuations in December’s daily sales growth rates due to the presence of the various holidays and their impact on our customers’ buying patterns and (2) December 2004 experienced strong growth, which creates a more difficult comparison in the next year. In 2005, item (2) is also noticeable in months such as May, June, July, and, to a lesser degree, October. The noticeable exception to item (2) is the month of September, which experienced stronger growth due to the demand generated by Hurricane Katrina. The continued strong growth in the January 2006 to March 2006 time frame generally represents a continuation of the strong environments experienced in 2004 and 2005. The first two months of the second quarter of 2006 experienced weaker sales growth than we expected. The April 2006 growth was negatively impacted by Easter (which occurred in March during 2005), but was still weaker than we expected. The June to August 2006 time frame represents stronger sales activity than the preceding two to three month period. The daily sales growth amount in September 2006 appears weaker due to the difficult comparison with Hurricane Katrina’s added sales in September 2005 (approximately $4,000 impact); however, the increase in our daily sales number from August 2006 to September 2006, of 4.1%, is consistent with historical norms. The final three months of 2006 continued in the same variable fashion as the previous six months. The October growth number was negatively impacted by the difficult comparison with Hurricane Katrina’s added sales in October 2005 (approximately $1,500 impact). The months of November and December, like the months of April and May, were weaker than expected. The first two months of 2007 were weaker than expected; however, they also had fairly challenging comparisons from 2006. The month of March 2007 improved relative to January 2007 and February 2007.

(Continued)

ITEM 2. (Continued)

Statement of Earnings Information (percentage of net sales) —

	Three Months Ended March 31,
	2007	2006
Net sales	100.0%	100.0%
Gross profit margin	51.0%	50.4%

Operating and administrative expenses	32.9%	32.5%
Gain (loss) on sale of property and equipment	0.0%	0.0%

Operating income	18.1%	17.8%

Interest income	0.0%	0.1%

Earnings before income taxes	18.1%	17.9%

Note – Amounts may not foot due to rounding difference.

Gross profit margins for the first three months of 2007 increased over the same period in 2006. The improvement was driven by our freight initiative (discussed below) and by improvements in our direct sourcing operations.

Operating and administrative expenses for the first three months of 2007 grew faster, compared to the same period in 2006, than the net sales growth. This was primarily due to increases in occupancy costs due to store openings, and to a lesser extent, the initiatives discussed below (most notably, the CSP2 conversions). The operating and administrative expenses were helped by payroll and related expenses, which grew slightly slower than sales growth.

The 2006 operating and administrative expenses include $168 of expenses related to the adoption of new stock option accounting rules. This expense occurred in the first five months of 2006, but ceased on June 1, 2006 as all outstanding options became vested.

Income taxes, as a percentage of earnings before income taxes, were approximately 39.1% in 2007 and 38.1% in 2006. During the first quarter of 2007, we implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48) as discussed above. This implementation did not have an impact on earnings. We had a discrete event during the first quarter which resulted in recognition of approximately $827 of additional tax. Absent this event, our tax rate would have been 38.2% for the quarter. On April 9, 2007, a jurisdiction in which we operate passed legislation which impacted their income tax rate. This event will be treated as a discrete item in the second quarter of 2007 and will increase our core income tax rate by 0.1% to approximately 38.3%. This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and based on the level of profits in those jurisdictions.

(Continued)

ITEM 2. (Continued)

Net earnings— Net earnings and net earnings per share were as follows:

	Three months ended March 31,
	2007	2006
Net earnings	$54,033	47,854
Percentage change	12.9%	29.2%

Basic and diluted net earnings per share	$.36	.32
Percentage change	12.5%	33.3%

We increased our net earnings in the three month periods primarily due to the aforementioned growth in sales and in the gross margin percentage.

Impact of Current Initiatives — During the last several years, we have been actively pursuing several initiatives to improve our operational performance. These include: (1) a new freight model, (2) tactical changes to our working capital model, (3) an expanded store model called CSP2, and (4) a ‘master stocking hub’ distribution model.

The freight model represents a focused effort to haul a higher percentage of our products utilizing the Fastenal trucking network (which operates at a substantial savings to external service providers because of our ability to leverage our existing routes) and to charge freight more consistently in our various operating units. This initiative positively impacted the latter two-thirds of 2005, all of 2006, and the first three months of 2007 despite the fact we experienced year-over-year increases of approximately 31.7% and 5.3%, respectively, in per gallon diesel fuel costs during the first two periods. The diesel fuel cost per gallon did soften in the last four months of 2006 as our average price per gallon dropped below $2.90, and the average price per gallon dropped to $2.59 in the first three months of 2007. Given the nature of our distribution business, the continuation of lower fuel prices did translate into cost savings in our business during the first three months of 2007.

The tactical changes to our working capital model include the establishment of a central call center for accounts receivable collection and the establishment of financial business rules for the purchasing of products outside the standard stocking model (formerly referred to as CSP) at our stores. The balance sheet impacts of these changes are described below in the working capital discussion.

The CSP2 store model represents an expansion of the core stocking items and sales personnel in an existing store with the goal of driving additional product sales to existing customers, target customers, and specific geographic areas within established markets. During the first three months of 2007, 39 stores were converted to the CSP2 format. This resulted in 232 stores converted to the CSP2 format since the third quarter of 2005, plus six stores opened with the CSP2 format.

(Continued)

ITEM 2. (Continued)

The ‘master stocking hub’ distribution model represents our ‘everything in the catalog’ location. Historically, we have stocked a core selection of products (approximately 5,500 stock keeping units, or SKU’s) plus customer specific products at each of our store locations. Our distribution centers would stock the core selection, plus other products with sufficient sales history to warrant stocking in a distribution center. Our stores would utilize their local or distribution center inventory to satisfy most of their customers’ needs and would then directly purchase additional items to satisfy the rest of their customers’ needs. When analyzing this local (or store) spending we noted the following: (1) this is an inefficient transaction for our store, (2) because it is a ‘one off’ purchase, we don’t always benefit from good price negotiation, (3) our freight costs on these transactions are meaningfully higher than our average transaction, and (4) in many cases, we have sufficient volume at the ‘company-wide’ level to warrant stocking an item somewhere. These and other factors convinced us to turn our Indianapolis, IN distribution center (DC) from a regional DC into both a regional DC and a North American ‘master stocking hub’. This will allow all of our locations easy access to a wide variety of product already in the network. This will also allow us to turn the four points noted above into a competitive advantage at the store level. In the future, as volume justifies it, we anticipate our Modesto, CA distribution center will assume a similar role for our stores west of the Rocky Mountains.

Impact of Fuel Prices During the Quarter — Rising fuel prices did take a toll on the year ended December 31, 2006, but there was some relief in the final four months that continued into the first quarter of 2007. During the first quarter of 2006, our total vehicle fuel costs averaged approximately $1.9 million per month. During the first quarter of 2007, total vehicle fuel costs averaged approximately $2.1 million per month. The increase, which was slightly less than our sales increase, resulted from variations in fuel costs, the freight initiative discussed earlier, and the increase in sales and store locations. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of goods and the fuel utilized in our store delivery vehicles which is included in operating and administrative expenses.

(Continued)

ITEM 2. (Continued)

Working Capital — The year-over-year dollar and the year-to-date dollar and percentage growth related to accounts receivable and inventories were as follows:

	Balance at March 31,		Twelve Month Dollar Change March 31,		Twelve Month Percentage Change March 31,
Year-over-year change	2007	2006	2007	2006	2007	2006
Accounts receivable, net	$238,657	212,517	$26,140	29,086	12.3%	15.9%
Inventories	$446,192	371,095	$75,097	60,691	20.2%	19.5%

	Three Month Dollar Change March 31,		Three Month Percentage Change March 31,
Year-to-date change	2007	2006	2007	2006
Accounts receivable, net	$29,125	28,961	13.9%	15.8%
Inventories	$(9,805)	9,534	(2.2)%	2.6%

These two assets were impacted by our initiatives to improve working capital. These initiatives include (1) the establishment of a centralized call center to facilitate accounts receivable management (this facility became operational early in 2005) and (2) the tight management of all inventory amounts not identified as either expected store inventory (see reference below regarding CSP), new expanded inventory, inventory necessary for upcoming store openings, or inventory necessary for our ‘master stocking hub’.

The accounts receivable increase of 15.9% from March 31, 2005 to March 31, 2006 represents a lag behind the 21.1% daily sales increase in March 2006. The accounts receivable increase of 12.3% from March 31, 2006 to March 31, 2007 also represents a lag behind the daily sales increase of 15.5% in March 2007. We continue to be pleased with the improvements in accounts receivable during 2006 and 2007, and with the related reduction in bad debt expense when compared to historical amounts.

The inventory increase from March 31, 2006 to March 31, 2007 of 20.2% is greater than sales growth from the first quarter of 2006 to the first quarter of 2007. The decrease in inventory since December 2006 relates to our conscious decision to limit the growth of inventory in the future, to halt growth or decrease inventory in the short-term, and to get everybody on the same page related to execution of this decision. We were pleased with the progress in inventory, but have much work ahead of us.

(Continued)

ITEM 2. (Continued)

As we indicated in earlier communications, our goals center on our ability to move the ratio of annual sales to accounts receivable and inventory (Annual Sales: AR&I) back to better than a 3.0:1 ratio (on December 31, 2006 and 2005, we had a ratio of 2.7:1 and 2.8:1, respectively). Historically, we have been able to achieve a 20% after tax return on total assets (our internal goal) when our Annual Sales: AR&I ratio is at or above 3.0:1. While the incremental investments in 2006 did not allow us to improve our ratio (these investments include CSP2 conversions and our master stocking hub model); we believe our initiatives are having a positive impact on accounts receivable and inventory. In the first three months of 2007, we have made considerable improvement as detailed above. We need to execute better on the inventory portion of these working capital initiatives for all of 2007. As discussed in last quarter’s release, this need has been communicated throughout our organization.

Store Openings and Format— At our annual shareholders meeting on April 17, 2007 and our Inventory Day Presentation on April 24, 2007, we presented an operational strategy we call our “Pathway to Profit and Shareholder Wealth” plan. In these presentations, we outlined our strategy to increase our average sales per store. This strategy includes the following: (1) increasing the number of outside sales people, (2) slowing the growth of non-sales personnel relative to sales growth, and (3) opening stores at a rate of approximately 7 to 10% per year (calculated on the ending number of stores in the previous year). On December 31, 2006, we operated 2,000 stores; therefore, we expect to open approximately 140 to 200 stores in 2007. We opened 73 stores in the first quarter of 2007.

We opened 245 new stores in 2006, 222 new stores in 2005, and 219 new stores in 2004, or an increase over the previous December of 14.0%, 14.5% and 16.7%, respectively. While the new stores continue to build the infrastructure for future growth, the first year sales are low, and the added expenses related to payroll, occupancy, and transportation costs do impact our ability to leverage earnings. As disclosed previously, it has been our experience that new stores take approximately ten to twelve months to achieve profitability. The planned openings can be altered in a short time span, usually less than 60 to 90 days.

In June 2002, we began our ‘customer service project’ (or CSP). This project centered on stocking all of our stores with a consistent base of product and with a consistent merchandising scheme. Since this CSP format represents the stocking model in substantially all of our locations, during the first quarter of 2005 we began to refer to these converted locations simply as stores with our expected inventory stocking model, versus the CSP designation. Consistent with our operating philosophy, we intend to continue identifying products and store display themes to position our stores to the Fastenal goal of being ‘the best industrial and construction supplier in each local market in which we operate’. In June 2005 we disclosed our intention to convert locations to the CSP2 format. The CSP2 format represents a further expansion of the Fastenal standard inventory stocking model at the store level. As of March 31, 2007, 238 stores were operating under the CSP2 format. Of these stores, 39 were converted during the first three

(Continued)

ITEM 2. (Continued)

months of 2007, 163 were converted during 2006, 30 were converted in the latter half of 2005, and another six were opened with the CSP2 format (one in 2005 and five in 2006). We expect to convert and/or open additional stores with the CSP2 format in 2007. In our 2006 Annual Report to Shareholders, we discussed our CSP3 format. The CSP3 format represents a ‘test’ expansion of the store format. We expect to have approximately ten stores with this format at the end of 2007. At March 31, 2007 we have four stores with this format. Three were converted in the first three months of 2007 and one was converted in 2006.

Stock Repurchase — On January 18, 2007, we issued a press release announcing our Board of Directors had authorized purchases by us of up to an additional 1,000,000 shares of our common stock (over and above previously authorized amounts). During the first three months of 2007, we purchased 100,000 shares of our outstanding stock at an average price of approximately $34.35 per share. With this new authorization, we have remaining authority to purchase up to approximately 986,000 additional shares of our common stock.

Critical Accounting Policies— A discussion of the critical accounting policies related to accounting estimates is contained in our 2006 Annual Report to Shareholders.

(Continued)

ITEM 2. (Continued)

Liquidity and Capital Resources—

Cash flow activity was as follows:

	Three months ended March 31,
	2007	2006
Net cash provided by operating activities	$84,455	63,461
Net cash used in investing activities	$9,482	20,374
Net cash used in financing activities	$35,019	30,211

Net cash provided by operating activities has increased from the prior year as the growth in net earnings was aided by improving trends in working capital management (discussed earlier).

Net cash used in investing activities changed primarily due to changes in marketable securities and property and equipment.

Property and equipment expenditures in the first three months of 2007 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings and conversion of existing stores to the CSP2 stocking model, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, and (6) the expansion of Fastenal’s distribution/trucking fleet. Disposals of property and equipment consisted of the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business and the disposition of real estate relating to several store locations.

Cash requirements for these expenditures were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of March 31, 2007, we had no material outstanding commitments for capital expenditures. We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from our borrowing capacity.

Net cash used in financing activities consisted of the payment of dividends and cash outflow needed to fund the stock repurchase discussed earlier.

A discussion of the nature and amount of future cash commitments is contained in our 2006 Annual Report to Shareholders.

(Continued)

ITEM 2. (Continued)

Certain Risks and Uncertainties— This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding planned store openings, planned conversions of stores to the CSP2 and CSP3 formats, the expected future change in Modesto, California regarding its proposed status as a ‘master stocking hub’, and the funding of expansion plans. The following factors are among those that could cause the Company’s actual results to differ materially from those predicted in such forward-looking statements: (i) an upturn or downturn in the economy could impact the conversion of stores to the CSP2 and CSP3 formats, (ii) disruption related to the CSP2 or CSP3 implementation could cause expenses and investments to increase, which in turn could cause us to reevaluate implementation of those projects, (iii) our ability to develop an operational model to evaluate our CSP3 project may impact the number of CSP3 stores we open, (iv) a change in our growth west of the Rocky Mountains, or a change in need, could alter our plans regarding Modesto, California, and (v) a change, from that projected, in the number of markets able to support future store sites, the success of the additional outside sales people, and our ability to successfully attract and retain qualified personnel to staff our stores could impact the rate of new stores openings. A discussion of other risks and uncertainties which could cause the Company’s operating results to vary from anticipated results or which could materially adversely affect the Company’s business, financial condition or operating results is included in the Company’s most recently filed Annual Report on Form 10-K (Item 1A of Part I) and in the Company’s most recent Annual Report to Shareholders (under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). We assume no obligation to update any forward looking statements or any discussions of risks and uncertainities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks from changes in interest rates, foreign currency exchange rates, and commodity steel pricing. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:

Interest Rates— We have two lines of credit totaling $40 million of which $0 was outstanding at March 31, 2007. Each of the lines bears interest at 0.9% over the LIBOR rate. We pay no fee for the unused portion of the lines of credit.

Foreign Currency Exchange Rates— Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at March 31, 2007.

Commodity Steel Pricing— We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. During the last decade, there has been nominal movement in overall steel pricing, with some deflation occurring in the wake of the economic crisis of the Far East markets that occurred in the late 1990’s. This trend reversed to inflation in the period from late 2003 to the early part of 2005. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures— As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer of Fastenal, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding disclosure. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES1

(information reflects a two-for-one stock split effect in November 2005)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
March 2007	100,000	$34.35	100,000	986,000	[2]

[1]

On April 22, 2005, we announced that our Board of Directors had authorized purchases by us of up to 760,000 shares of our common stock. On June 13, 2006, we announced that our Board of Directors had authorized purchases by us of up to an additional 500,000 shares of our common stock (over and above previously authorized amounts). On January 18, 2007, we announced that our board of directors had authorized purchases by us of up to an additional 1,000,000 shares of our common stock (over and above previously authorized amounts). The authorizations do not have an expiration date. All of the purchases described in the table were made pursuant to these authorizations to the extent necessary to use up any remaining authorizations on a first-in, first-out (or FIFO) basis.

[2]	The remaining 986,000 shares are related to the January 2007 authorization. We may continue to make repurchases under this authorization.

ITEM 6.	EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

/s/ Willard D. Oberton
(Willard D. Oberton, Chief Executive Officer)
(Duly Authorized Officer)

Date May 1, 2007	/s/ Daniel L. Florness
(Daniel L. Florness, Chief Financial Officer)
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	(Incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company	(Incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed