Form 10-Q
period 2007-06-30
FASTENAL CO
filed 2007-07-31
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007, or

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at July 20, 2007
Common Stock, $.01 par value	150,572,512

FASTENAL COMPANY

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

	(Unaudited)
	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$57,330	19,346
Marketable securities	4,145	10,835
Trade accounts receivable, net of allowance for doubtful accounts of $2,517 and $2,119, respectively	255,101	209,532
Inventories	471,561	455,997
Deferred income tax assets	11,427	11,709
Other current assets	57,185	60,357

Total current assets	856,749	767,776

Marketable securities	2,190	3,695
Property and equipment, less accumulated depreciation	266,359	264,030
Other assets, less accumulated amortization	3,730	3,515

Total assets	$1,129,028	1,039,016

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,452	41,371
Accrued expenses	66,030	61,544
Income taxes payable	5,857	981

Total current liabilities	129,339	103,896

Deferred income tax liabilities	14,001	13,027

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 200,000,000 shares authorized,
150,572,512 and 151,206,712 shares issued and outstanding, respectively	1,506	1,512
Additional paid-in capital	383	12,697
Retained earnings	972,120	902,550
Accumulated other comprehensive income	11,679	5,334

Total stockholders’ equity	985,688	922,093

Total liabilities and stockholders’ equity	$1,129,028	1,039,016

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	(Unaudited) Six months ended June 30,		(Unaudited) Three months ended June 30,
	2007	2006	2007	2006
Net sales	$1,008,863	890,520	519,706	458,817
Cost of sales	497,879	444,028	258,237	229,812

Gross profit	510,984	446,492	261,469	229,005

Operating and administrative expenses	325,112	286,593	164,261	146,081
Gain (loss) on sale of property and equipment	83	(150)	198	(115)

Operating income	185,955	159,749	97,406	82,809

Interest income	676	798	454	410

Earnings before income taxes	186,631	160,547	97,860	83,219

Income tax expense	72,342	61,180	37,604	31,706

Net earnings	$114,289	99,367	60,256	51,513

Basic and diluted net earnings per share	$0.76	0.66	0.40	0.34

Basic weighted average shares outstanding	151,084	151,055	150,989	151,055

Diluted weighted average shares outstanding	151,084	151,396	150,989	151,402

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	(Unaudited) Six Months ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$114,289	99,367
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	18,600	15,988
(Gain) loss on sale of property and equipment	(83)	150
Bad debt expense	3,097	1,740
Deferred income taxes	1,256	2,472
Stock based compensation	383	279
Amortization of non-compete agreement	34	34
Changes in operating assets and liabilities:
Trade accounts receivable	(48,666)	(46,245)
Inventories	(15,564)	(33,469)
Other current assets	3,172	(2,844)
Accounts payable	16,081	17,197
Accrued expenses	4,486	7,223
Income taxes payable	4,876	(4,326)
Other	5,812	2,781

Net cash provided by operating activities	107,773	60,347

Cash flows from investing activities:
Purchase of property and equipment	(24,816)	(40,011)
Proceeds from sale of property and equipment	3,970	2,336
Net decrease (increase) in marketable securities	8,195	(228)
Increase in other assets	(249)	(134)

Net cash used in investing activities	(12,900)	(38,037)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	3,767
Purchase of common stock	(25,847)	(9,434)
Payment of dividends	(31,584)	(30,211)

Net cash used in financing activities	(57,431)	(35,878)

Effect of exchange rate changes on cash	542	156

Net increase (decrease) in cash and cash equivalents	37,984	(13,412)

Cash and cash equivalents at beginning of period	19,346	56,204

Cash and cash equivalents at end of period	$57,330	42,792

Supplemental disclosure of cash flow information:
Cash paid during each period for:
Income taxes	$67,466	65,506

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

June 30, 2007 and 2006

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

On April 15, 2003, our shareholders approved the Fastenal Company Stock Option Plan (Fastenal Option Plan). The aggregate number of shares of our common stock that were made available for issuance upon the exercise of options under the Fastenal Option Plan, on a split adjusted basis, was 7,588. During the first six months of 2007 and 2006, we had no stock-based employee compensation plans other than the Fastenal Option Plan.

Our Board of Directors granted options to purchase 930 shares of our common stock under the Fastenal Option Plan in May 2003. Any unexercised options from the May 2003 grant expired on November 30, 2006. On April 17, 2007, the Compensation Committee of our Board of Directors approved the grant, effective at the close of business that day, of options to purchase approximately 2.2 million shares of our common stock at a strike price of $45 per share. These options have a contractual term of either five, seven, or eight years. No options under this grant were vested as of June 30, 2007. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. The stock-based compensation expense for

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

June 30, 2007 and 2006

(Unaudited)

the six month periods ended June 30, 2007 and 2006 was $383 and $279, respectively. Unrecognized compensation expense related to outstanding stock options as of June 30, 2007 was $17,740, pre-tax, and is expected to be recognized over a weighted average period of 8.49 years and will be adjusted for any future changes in estimated forefeitures

The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the following table. The expected life is most significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time over which the employee groups will exercise their options, which is based on historical experience with similar grants. Expected volatilities are based on the movement of the company's stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate is based on the U.S. Treasury rate over the expected life at the time of grant. Dividend yield is estimated over the expected life based on our dividend policy, historical dividends paid, expected increase in future cash dividends, and expected increase in our stock price. The following table illustrates the assumptions for the options granted this year and for the options granted in 2003 which were outstanding in 2006.

	Options Granted
	April 2007	May 2003
Weighted-Average expected life of option in years	4.85	3.42
Weighted-average volatility	31.59%	30.33%
Risk-free interest rate	4.61%	4.5%
Expected dividend yield	1.0%	0.2%
Weighted-average expected fair value of stock option	$11.36	$3.55

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

June 30, 2007 and 2006

(Unaudited)

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to the Fastenal Option Plan:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Basic - weighted shares outstanding	151,084	151,055	150,989	151,055
Weighted shares assumed upon exercise of stock options	—	341	—	347

Diluted - weighted shares outstanding	151,084	151,396	150,989	151,402

The dilutive impact summarized above relates to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive option securities then outstanding.

(3)	Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Net earnings	$114,289	99,367	$60,256	51,513
Translation adjustment	6,392	3,208	5,340	2,931
Change in marketable securities	(47)	(271)	30	(2)

Total comprehensive income	$120,634	102,304	$65,626	54,442

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

June 30, 2007 and 2006

(Unaudited)

(4)	Unrealized Investment Gains and Losses

The following tables show the fair value and the gross unrealized gains and losses of our investments. This information is aggregated by the investment category and maturity of the investment.

June 30, 2007
	Less than 12 months		12 months or more		Total
Description	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
Federal mortgage backed security	$4,145	(47)	—	—	$4,145	(47)
State and municipal bonds	—	—	2,190	—	2,190	—

Total	$4,145	(47)	2,190	—	$6,335	(47)

June 30, 2006
	Less than 12 months		12 months or more		Total
Description	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
Federal mortgage backed security	$—	—	9,729	(271)	$9,729	(271)
State and municipal bonds	—	—	3,249	—	3,249	—
Certificates of deposit or money market	1,147	—	—	—	1,147	—

Total	$1,147	—	12,978	(271)	$14,125	(271)

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

June 30, 2007 and 2006

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

The unrealized losses on our investments at the end of the periods were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality and because we have the ability and intent to hold these investments until recovery of the fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2007 and 2006.

(5)	Operating Leases with Guarantees

We lease certain pick-up trucks under operating leases. These leases typically have a 72-month term and include an early buy out clause we generally exercise, thereby giving the leases an effective term of 12-15 months. Certain operating leases for vehicles contain residual value guarantee provisions, which could become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration, of the leases that contain residual value guarantees, is approximately $11,246 at June 30, 2007. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote, except for a $2,360 loss on disposal reserve provided at June 30, 2007.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information)

June 30, 2007 and 2006

(Unaudited)

(6)	Income Taxes

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). This interpretation, which we adopted on January 1, 2007, clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Implementation of FIN No. 48 on January 1, 2007 resulted in no adjustment to our recorded liability for unrecognized tax benefits. As of the date of adoption the total amount of unrecognized tax benefits was $3,041. Included in this liability for unrecognized tax benefits is an estimate for interest and penalties totaling $703, both of which we classify as a component of income tax expense.

During the six months ended June 30, 2007, we reduced the $3,041 liability discussed above by approximately $750, of which approximately $176 was for interest and penalties. This reduction was due to the settlement of certain state jurisdiction tax positions.

Fastenal Company or one of its subsidiaries files income tax returns in the United States Federal jurisdiction, all states, and various foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2004, in the case of United States Federal and non-United States examinations, and 2001 in the case of state and local examinations.

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

The following discussion refers to the term daily sales. Daily sales are defined as net sales for a period of time divided by the number of business days in that period of time.

Business Overview — Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of over 2,100 company owned stores. Most of our customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance and repair operations (MRO). Other users of our product include farmers, truckers, railroads, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our stores and customers are primarily located in North America.

Financial Overview — In the first several years of this decade, the global manufacturing recession negatively impacted our performance, and that of the industry as a whole. This negative impact of the economy reversed itself starting in July 2003. However, the economy we sell into has weakened since the middle of 2006. The impact of the economy is best reflected in the growth performance of our stores greater than five years old. (Store sites opened as follows: 2007 group – opened 2002 and earlier, and 2006 group – opened 2001 and earlier). These stores are more cyclical due to the increased market share they enjoy in their local markets. The daily sales growth rate of stores more than five years old was as follows:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Growth percentage	5.4%	11.0%	5.3%	9.8%

Our stores that are two to five years old are also impacted by the economy, but to a lesser degree. The daily sales growth rate of our stores that are two to five years old was as follows (Store sites opened as follows: 2007 group – opened in 2003, 2004, and 2005, and 2006 group – opened in 2002, 2003, and 2004):

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Growth percentage	13.4%	29.0%	10.8%	26.5%

(Continued)

ITEM 2.	(Continued)

Combined these two groups represent a consistent “same store” view of our business (Store sites opened as follows: 2007 group – opened 2005 and earlier, and 2006 group – opened 2004 and earlier). These stores, which are more than two years old, had daily sales growth rates as follows:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Growth percentage	7.0%	14.3%	6.4%	13.0%

Note: The age groups above are measured as of the last day of each respective year.

Sales Growth — Net sales were as follows:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Net sales	$1,008,863	890,520	519,706	458,817
Percentage change	13.3%	20.8%	13.3%	19.7%

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

The mix of sales from the original Fastenal® product line (which consists primarily of threaded fasteners) and from the newer product lines was as follows:

	Six months ended June 30,		Three months ended June 30,
Product line	2007	2006	2007	2006
Fastener product line	51.1%	51.9%	51.5%	51.6%
Newer product lines	48.9%	48.1%	48.5%	48.4%

(Continued)

ITEM 2.	(Continued)

Daily sales growth rates for the twelve months of 2005 and 2006, and the first six months of 2007, were as follows (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	26.2%	25.1%	22.5%	26.6%	22.9%	21.2%	21.8%	21.7%	26.8%	22.7%	21.7%	17.0%
2006	23.9%	21.3%	21.1%	19.1%	19.2%	20.6%	19.7%	20.7%	16.1%	15.9%	16.3%	17.7%
2007	12.6%	11.8%	15.5%	12.0%	13.2%	14.8%

The January 2005 to November 2005 time frame generally represents improvement followed by stabilization in our daily sales trends. The January 2005 to November 2005 general improvement and stabilization reflects a continuation of the improvements we saw beginning in 2003 in the economy as it relates to the customers we sell to in North America and the impact of the Fastenal standard inventory stocking model (see reference below regarding the Customer Service Project, or CSP). The December 2005 daily sales growth rate was weaker than we expected; however, we believe this was an abnormality due to the following reasons (1) historically we have seen fluctuations in December’s daily sales growth rates due to the presence of the various holidays and their impact on our customers’ buying patterns and (2) December 2004 experienced strong growth, which creates a more difficult comparison in the next year. In 2005, item (2) is also noticeable in months such as May, June, July, and, to a lesser degree, October. The noticeable exception to item (2) is the month of September, which experienced stronger growth due to the demand generated by Hurricane Katrina. The continued strong growth in the January 2006 to March 2006 time frame generally represents a continuation of the strong environments experienced in 2004 and 2005. The first two months of the second quarter of 2006 experienced weaker sales growth than we expected. The April 2006 growth was negatively impacted by Easter (which occurred in March during 2005), but was still weaker than we expected. The June to August 2006 time frame represents stronger sales activity than the preceding two to three month period. The daily sales growth amount in September 2006 appears weaker due to the difficult comparison with Hurricane Katrina’s added sales in September 2005 (approximately $4,000 impact); however, the increase in our daily sales number from August 2006 to September 2006, of 4.1%, is consistent with historical norms. The final three months of 2006 continued in the same variable fashion as the previous six months. The October growth number was negatively impacted by the difficult comparison with Hurricane Katrina’s added sales in October 2005 (approximately $1,500 impact). The months of November and December, like the months of April and May, were weaker than expected. The first five months of 2007 continued the trend of a weak economic environment as experienced during 2006 (as described above). The month of March 2007 improved relative to January and February 2007. The month of June 2007 improved relative to April and May 2007. The June improvement was meaningful as it came in a month with fairly challenging comparisons from 2006.

(Continued)

ITEM 2.	(Continued)

Statement of Earnings Information (percentage of net sales) —

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit margin	50.6%	50.1%	50.3%	49.9%
Operating and administrative expenses	32.2%	32.2%	31.6%	31.8%
Gain (loss) on sale of property and equipment	0.0%	(0.1)%	0.1%	(0.1)%

Operating income	18.4%	17.9%	18.7%	18.0%

Interest income	0.1%	0.1%	0.1%	0.1%

Earnings before income taxes	18.5%	18.0%	18.8%	18.1%

Note – Amounts may not foot due to rounding difference.

Gross profit margins for the first half and second quarter of 2007 increased over the same period in 2006. The improvement was driven by our freight initiative (discussed later) and by improvements in our direct sourcing operations.

During the second quarter of 2007, we implemented the final piece of our enterprise wide computer system (also known as ERP). This component processes procurement and payment activities for our distribution centers. Our legacy system was designed and originally built in the late 1980’s and contained many manual processes. Our new system, which incorporates many business enhancements, also allows us to procure, process, and pay using automated processes such as electronic data interchange (or EDI). During the quarter, as a result of the implementation, we discovered $2,900 of additional outstanding liabilities for unpaid inventory which negatively impacted the quarter’s gross margin trend by 0.6%.

Operating and administrative expenses for the first half of 2007 grew at the same pace as net sales growth, compared to the same period in 2006. Similar to the last several years, we experienced negative leverage in occupancy costs (due to store openings and site conversions to a CSP2 format). However, our initiatives described later allowed us to leverage our total operating and administrative expenses.

(Continued)

ITEM 2.	(Continued)

The operating and administrative expenses for the first half of 2007 and 2006 include $383 and $279, respectively, of additional compensation expense related to the adoption of new stock option accounting rules. The 2007 expense relates to new options granted in April 2007. We anticipate these options, which span five to seven years, will result in compensation expense of approximately $227 per month for the next five years, which will drop slightly in the remaining two years. The 2006 expense occurred in the first five months of 2006, but ceased on June 1, 2006 as those outstanding options, which were granted in January 2003, became vested. No other stock based compensation was outstanding during these periods.

Income taxes, as a percentage of earnings before income taxes were approximately 38.8% and 38.1% for the first six months of 2007 and 2006, respectively. During the first quarter of 2007, we implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). As defined in FIN No. 48, we had a discrete event in each of the first and second quarters of 2007 which resulted in recognition of approximately $827 and $124 of additional tax, respectively. Absent these discrete events, our tax rate would have been 38.3% for the first six months of 2007. This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and based on the level of profits in those jurisdictions.

Net earnings — Net earnings and net earnings per share were as follows:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Net earnings	$114,289	99,367	$60,256	51,513
Percentage change	15.0%	21.7%	17.0%	15.4%

Basic and diluted net earnings per share	$.76	.66	$.40	.34
Percentage change	15.2%	22.2%	17.6%	13.3%

We increased our net earnings in the three month periods primarily due to the aforementioned growth in sales and in the gross margin percentage.

Impact of Current Initiatives — During the last several years, we have been actively pursuing several initiatives to improve our operational performance. These include: (1) a new freight model, (2) tactical changes to our working capital model, (3) an expanded store model called CSP2, and (4) a ‘master stocking hub’ distribution model. Note: See introduction of a fifth initiative in our ‘Pathway to Profit and Shareholder Wealth’ discussion later in this report.

(Continued)

ITEM 2.	(Continued)

The freight model represents a focused effort to haul a higher percentage of our products utilizing the Fastenal trucking network (which operates at a substantial savings to external service providers because of our ability to leverage our existing routes) and to charge freight more consistently in our various operating units. This initiative positively impacted the latter two-thirds of 2005, all of 2006, and the first six months of 2007 despite the fact we experienced year-over-year increases of approximately 31.7% and 5.3%, respectively, in per gallon diesel fuel costs during the first two periods. The diesel fuel cost per gallon did soften in the last four months of 2006 as our average price per gallon dropped below $2.90, and the average price per gallon dropped to $2.59 in the first three months of 2007 but increased to $2.85 per gallon during the second quarter of 2007. Given the nature of our distribution business, the changing fuel prices did translate into cost savings in our business during the first quarter of 2007; but started to have a negative impact during the latter part of the second quarter of 2007.

The tactical changes to our working capital model include the establishment of a central call center for accounts receivable collection and the establishment of financial business rules for the purchasing of products outside the standard stocking model (formerly referred to as CSP) at the store. The balance sheet impacts of these changes are described below in the working capital discussion.

The CSP2 store model represents an expansion of the core stocking items and sales personnel in an existing store with the goal of driving additional product sales to existing customers, target customers, and specific geographic areas within established markets. During the first six months of 2007, 64 stores were converted to the CSP2 format. This resulted in 257 stores converted to the CSP2 format since the third quarter of 2005, plus six stores opened with the CSP2 format.

The ‘master stocking hub’ distribution model represents our ‘everything in the catalog’ location. Historically, we have stocked a core selection of products (approximately 6,500 stock keeping units, or SKU’s) plus customer specific products at each of our store locations. Our distribution centers would stock the core selection, plus other products with sufficient sales history to warrant stocking in a distribution center. Our stores would utilize their local or distribution center inventory to satisfy most of their customers’ needs and would then directly purchase additional items to satisfy the rest of their customers’ needs. When analyzing this local (or store) spending we noted the following: (1) this is an inefficient transaction for our store, (2) we don’t always benefit from good price negotiation because it is a ‘one off’ purchase, (3) our freight costs on these transactions are meaningfully higher than our average transaction, and (4) in many cases, we have sufficient volume at the ‘Company-wide’ level to warrant stocking it somewhere. These and other factors convinced us to turn our Indianapolis, IN distribution center (DC) from a regional DC into both a regional DC and a North American ‘master stocking hub’. This will allow all of our locations easy access to a wide variety of product already in the network. This will also allow us to turn the four points noted above into a competitive advantage at the store level. In the future, as volume justifies it, we anticipate our Modesto, CA distribution center will assume a similar role for our stores west of the Rocky Mountains.

(Continued)

ITEM 2.	(Continued)

Impact of Fuel Prices During the Quarter — Rising fuel prices did take a toll on the year ended December 31, 2006, but there was some relief in the final four months that continued into the first quarter of 2007. During the second quarter of 2007, we began to see significant increases in fuel costs again. During the first and second quarter of 2006, our total vehicle fuel costs averaged approximately $1.9 million and $2.1 million per month, respectively. During the first quarter and second quarter of 2007, total vehicle fuel costs averaged approximately $2.1 million and $2.5 million per month, respectively. The rate of increase, which was higher than the rate of our sales increase, resulted from variations in fuel costs in the second quarter of 2007 and the increase in sales and store locations. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of goods and the fuel utilized in our store delivery vehicles which is included in operating and administrative expenses.

Working Capital — The year-over-year and the year-to-date dollar and percentage growth related to accounts receivable and inventories were as follows:

Year-over-year change	Balance at June 30,		Twelve Month Dollar Change June 30,		Twelve Month Percentage Change June 30,
	2007	2006	2007	2006	2007	2006
Accounts receivable, net	$255,101	228,061	$27,040	32,937	11.9%	16.9%
Inventories	$471,561	395,030	$76,531	61,526	19.4%	18.4%

Year-to-date change			Six Month Dollar Change June 30,		Six Month Percentage Change June 30,
			2007	2006	2007	2006
Accounts receivable, net			$45,569	44,505	21.7%	24.2%
Inventories			$15,564	33,469	3.4%	9.3%

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

(Continued)

ITEM 2.	(Continued)

The accounts receivable increase of 16.9% from June 30, 2005 to June 30, 2006 represents a lag behind the 20.6% daily sales increase in June 2006. The accounts receivable increase of 11.9% from June 30, 2006 to June 30, 2007 also represents a lag behind the daily sales increase of 14.8% in June 2007. We continue to be pleased with the improvements in accounts receivable during 2006 and 2007, and with the related reduction in bad debt expense when compared to historical amounts.

The inventory increase from June 30, 2006 to June 30, 2007 of 19.4% is greater than sales growth for the first six months of 2006 to the first six months of 2007. The modest increase of inventory since December 2006 relates to our conscious decision to limit the growth of inventory in the future, to halt growth or decrease inventory in the short-term, and to get everybody on the same page related to execution of this decision. We were pleased with the progress in inventory, but have much work ahead of us.

As we indicated in earlier communications, our goals center on our ability to move the ratio of annual sales to accounts receivable and inventory (Annual Sales: AR&I) back to better than a 3.0:1 ratio (on December 31, 2006 and 2005, we had a ratio of 2.7:1 and 2.8:1, respectively). Historically, we have been able to achieve a 20% after tax return on total assets (our internal goal) when our Annual Sales: AR&I ratio is at or above 3.0:1. While the incremental investments in 2006 did not allow us to improve our ratio (these investments include CSP2 conversions and our master stocking hub model); we believe our initiatives are having a positive impact on accounts receivable and inventory. In the first six months of 2007, we have made considerable improvement as detailed above. We need to execute better on the inventory portion of these working capital initiatives for all of 2007. As discussed during the last quarter’s report, this need has been communicated throughout our organization. Please also refer to our discussion on ‘Pathway to Profit and Shareholder Wealth’ contained later in this report.

Store Openings and Format — In June 2002, we began our ‘customer service project’ (or CSP). This project centered on stocking all of our stores with a consistent base of product and with a consistent merchandising scheme. Since this CSP format represents the stocking model in substantially all of our locations, during the first quarter of 2005 we began to refer to these converted locations simply as stores with our expected inventory stocking model, versus the CSP designation. Consistent with our operating philosophy, we intend to continue identifying products and store display themes to position our stores to the Fastenal goal of being ‘the best industrial and construction supplier in each local market in which we operate’. In June 2005 we disclosed our intention to convert locations to the CSP2 format. The CSP2 format represents a further expansion of the Fastenal standard inventory stocking model at the store level. As of June 30, 2007, 263 stores were operating under the CSP2 format. Of these stores, 64 were converted during the first six months of 2007, 163 were converted during 2006, 30 were converted in the latter half of 2005, and another six were opened with the CSP2 format (one in 2005 and five in 2006). We expect to convert and/or open additional stores with the CSP2 format in 2007. In our 2006 Annual Report, we discussed our CSP3 format. The CSP3 format represents a ‘test’ expansion of the store format. We expect to have approximately ten stores with this format at the end of 2007. At June 30, 2007 we have six stores with this format. Five were converted in the first six months of 2007 and one was converted in 2006.

(Continued)

ITEM 2.	(Continued)

Pathway to Profit and Shareholder Wealth — During April 2007 we disclosed our intention to alter the growth drivers of our business. For most of the current decade, we have used store openings as the primary growth driver of our business (opening approximately 14% new stores each year). In the future, we intend to add outside sales personnel into existing stores at a faster rate than historical patterns. We intend to fund this sales force expansion with the occupancy savings generated by opening stores at the rate of 7% to 10% per year (we expect to open approximately 8% new stores in 2007 or approximately 160 stores) versus the historical rate of approximately 14%. Our goal is four-fold: (1) to continue growing our business at a similar rate with the new sales investment model, (2) to grow the sales of our average store from $80 thousand per month (today) to $130 thousand per month (five years), (3) to enhance the profitability of the overall business by capturing the natural expense leverage that has historically occurred in our existing stores as their sales grow, and (4) to increase the returns of our business due to the enhanced profitability described in (3) above and due to the more efficient use of working capital (primarily inventory) as our average store size increases.

Stock Repurchase and Dividends — On January 18, 2007, we issued a press release announcing our Board of Directors had authorized purchases by us of up to an additional 1,000,000 shares of our common stock (over and above previously authorized amounts). On July 11, 2007, we issued a press release announcing our Board of Directors had authorized us to purchase an additional 1,000,000 shares of our common stock (over and above previously authorized amounts). During the first six months of 2007, we purchased 634,200 shares of our outstanding stock at an average price of approximately $40.76 per share. With the new authorizations in 2007, we have remaining authority to purchase up to approximately 1,452,000 additional shares of our common stock.

During the first half of 2007 we paid dividends totaling $31,584 (or $0.21 per share) to our shareholders. On July 11, 2007, we issued a press release announcing our Board of Directors had declared a second dividend for 2007, which will be paid during the third quarter of 2007, of $0.23 per share.

Critical Accounting Policies — A discussion of the critical accounting policies related to accounting estimates is contained in our 2006 Annual Report to Shareholders.

(Continued)

ITEM 2.	(Continued)

Liquidity and Capital Resources —

Cash flow activity was as follows:

	Six months ended June 30,
	2007	2006
Net cash provided by operating activities	$107,773	60,347
Net cash used in investing activities	$12,900	38,037
Net cash used in financing activities	$57,431	35,878

Cash flow activity as a percentage of net earnings was as follows:

	Six months ended June 30,
	2007	2006
Net cash provided by operating activities	94.3%	60.7%
Net cash used in investing activities	11.3%	38.2%
Net cash used in financing activities	50.3%	36.1%

Net cash provided by operating activities has increased from the prior year as the growth in net earnings was aided by improving trends in working capital management (discussed earlier).

Net cash used in investing activities changed primarily due to changes in marketable securities and property and equipment.

Property and equipment expenditures in the first six months of 2007 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings and conversion of existing stores to the CSP2 stocking model, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, and (6) the expansion of Fastenal’s distribution/trucking fleet. Disposals of property and equipment consisted of the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business and the disposition of real estate relating to several store locations.

Cash requirements for these expenditures were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of June 30, 2007, we had no material outstanding commitments for capital expenditures. We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from our borrowing capacity.

(Continued)

ITEM 2.	(Continued)

Net cash used in financing activities consisted of the payment of dividends and cash outflow needed to fund the stock repurchase discussed earlier.

A discussion of the nature and amount of future cash commitments is contained in our 2006 Annual Report to Shareholders.

Certain Risks and Uncertainties — This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding the addition of outside sales personnel at existing stores and the funding of that expansion, the ability to grow average store sales and capture resulting leverage, planned store openings, the expected amount of future compensation expense resulting from existing stock options, planned conversions of stores to the CSP2 and CSP3 formats, the expected future change in Modesto, California regarding its proposed status as a ‘master stocking hub’, and the funding of expansion plans. The following factors are among those that could cause the Company’s actual results to differ materially from those predicted in such forward-looking statements: (i) an upturn or downturn in the economy could impact the conversion of stores to the CSP2 and CSP3 formats, could cause store openings to change from that expected, and could impact the rate at which additional outside sales personnel are added and our ability to grow average store sales, (ii) disruption related to the CSP2 or CSP3 implementation could cause expenses and investments to increase, which in turn could cause us to reevaluate implementation of those projects, (iii) our ability to develop an operational model to evaluate our CSP3 project may impact the number of CSP3 stores we open, (iv) a change in our growth west of the Rocky Mountains, or a change in need, could alter our plans regarding Modesto, California, (v) a change, from that projected, in the number of markets able to support future store sites, the success of the additional outside sales people, and our ability to successfully attract and retain qualified personnel to staff our stores could impact the rate of new stores openings, and (vi) a change in accounting for stock-based compensation or the assumptions used could change the amount of stock-based compensation recognized. A discussion of other risks and uncertainties which could cause the Company’s operating results to vary from anticipated results or which could materially adversely affect the Company’s business, financial condition or operating results is included in the Company’s most recently filed Annual Report on Form 10-K (Item 1A of Part I) and in the Company’s most recent Annual Report to Shareholders (under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). We assume no obligation to update any forward looking statements or any discussions of risks and uncertainities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks from changes in interest rates, foreign currency exchange rates, commodity steel pricing, and commodity fuel prices. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:

Interest Rates — We have two lines of credit totaling $40 million of which $0 was outstanding at June 30, 2007. Each of the lines bears interest at 0.9% over the LIBOR rate. We pay no fee for the unused portion of the lines of credit.

Foreign Currency Exchange Rates — Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at June 30, 2007.

Commodity Steel Pricing — We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. During the last decade, there has been nominal movement in overall steel pricing, with some deflation occurring in the wake of the economic crisis of the Far East markets that occurred in the late 1990’s. This trend reversed to inflation in the period from late 2003 to the early part of 2005. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.

Commodity Fuel Prices — We have market risk for changes in unleaded gasoline and diesel fuel; however, this risk is largely mitigated by our ability to pass freight cost to our customers and the efficiency of our trucking distribution network.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer of Fastenal, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding disclosure. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
April 2007	—	—	—	986,000
May 2007	129,200	$41.73	129,200	856,800
June 2007	405,000	$42.02	405,000	451,800	[2]

Total	534,200	$41.96	534,200

[1]

On April 22, 2005, we announced that our Board of Directors had authorized purchases by us of up to 760,000 shares of our common stock. On June 13, 2006, we announced that our Board of Directors had authorized purchases by us of up to an additional 500,000 shares of our common stock (over and above previously authorized amounts). On January 18, 2007, we announced that our Board of Directors had authorized purchases by us of up to an additional 1,000,000 shares of our common stock (over and above previously authorized amounts). All of the purchases described in the table (as well as purchases made in prior periods) were made pursuant to these authorizations to the extent necessary to use up any remaining authorizations on a first-in, first-out (or FIFO) basis.

On July 11, 2007, we announced our board of directors had authorized purchases by us of up to an additional 1,000,000 shares of our common stock (over and above previously authorized amounts). If included in the table above, this authorization would increase our total available authorization to 1,451,800 shares.

[2]	The remaining 451,800 shares are related to the January 2007 authorization. We may continue to make repurchases under this authorization.

None of the above-described authorizations have an expiration date.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of shareholders held on April 17, 2007, four matters were put to a vote of the shareholders. Proxies were solicited from shareholders unable to attend the meeting. Proxy votes are included in the results that follow.

Matter 1.	To elect a Board of nine directors, to serve until the next regular meeting of shareholders or until their successors have been duly elected and qualified.

Eight of the existing nine directors were nominated. John D. Remick retired from the board effective April 17, 2007, and the Board nominated Hugh L. Miller to fill the seat vacated by Mr. Remick. There were no other nominations. The nine nominees each received and had withheld the number of votes set forth opposite their names below:

Name of Director	Total Number of Votes Cast For	Total Number of Votes Withheld
Robert A. Kierlin*	118,656,959	21,533,499
Stephen M. Slaggie*	125,197,054	14,993,404
Michael M. Gostomski*	139,104,477	1,085,881
Henry K. McConnon*	139,105,087	1,085,371
Robert A. Hansen*	139,444,969	745,489
Willard D. Oberton	120,634,763	19,555,695
Reyne K. Wisecup	121,223,058	18,967,400
Michael J. Dolan*	139,446,328	738,130
Hugh L. Miller*	139,438,679	751,779

*	Independent director as defined under the listing standards of The NASDAQ Global Select Market.

There were no broker non-votes. Abstentions totaled 710,924 shares.

Matter 2.	To approve amendments to and restatement of the existing Fastenal Company Stock Option Plan.

Voting to adopt were 101,167,072 shares. Voting against the adoption were 7,363,205 shares. There were 31,345,862 broker non-votes shares. Abstentions totaled 314,319 shares.

Matter 3.	To approve the proposed Fastenal Company Incentive Plan.

Voting to adopt were 106,253,645 shares. Voting against the adoption were 2,215,458 shares. There were 31,345,862 broker non-votes shares. Abstentions totaled 375,493 shares.

Matter 4.	To ratify the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 2007.

Voting to adopt were 136,303,664 shares. Voting against the adoption were 3,764,837 shares. There were no broker non-votes. Abstentions totaled 121,977 shares.

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

FASTENAL COMPANY

/s/ Willard D. Oberton
(Willard D. Oberton, Chief Executive Officer)
(Duly Authorized Officer)

Date July 31, 2007	/s/ Daniel L. Florness
(Daniel L. Florness, Chief Financial Officer)
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	(Incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company	(Incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14923)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed