Form 10-K
period 2007-12-31
FASTENAL CO
filed 2008-02-21
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007, or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,505,741,736, based on the closing sale price of the Common Stock on that date. For purposes of determining this number, all executive officers and directors of the registrant as of June 30, 2007 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 1, 2008, the registrant had 149,120,712 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 are incorporated by reference in Parts I and II. Portions of the registrant’s Proxy Statement for the annual meeting of shareholders to be held Tuesday, April 15, 2008 is incorporated by reference in Part III.

FORWARD LOOKING STATEMENTS

This Form 10-K, including the sections in Part I hereof captioned “Item 1. Business – Development of the Business”, “Item 1. Business – Products”, “Item 1. Business – Manufacturing and Support Services Operations”, and “Item 2. Properties”, and the sections in Part II hereof captioned “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding (1) the outcome of our new long-term growth strategy, ‘Pathway to Profit’, including planned decreases in the rate of new store openings, planned additions to our outside sales personnel, the expected funding if such additions out of cost savings resulting from the slowing of the rate of new store openings, the growth in average store sales expected to result from this strategy, our ability to capture leverage expected to result from this strategy (including expected decreases in the growth of support personnel and expected working capital efficiencies), and our ability to achieve our goals regarding pretax earnings and return on assets, (2) the payment of dividends, (3) working capital goals and expected returns on total assets when working capital is appropriately managed, (4) capital expenditures, (5) the expansion of foreign operations, (6) new store openings, (7) markets for new stores, (8) growth in manufacturing and support services, (9) protection from economic downturns provided by the number or type of customers, (10) our ability to mitigate the effects of rising fuel prices, and (11) funding of expansion plans. Certain risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements are described later in this Form 10-K under the heading entitled “Item 1A. Risk Factors” and in the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 in the section thereof captioned “Management’s Discussion & Analysis of Financial Condition & Results of Operations”, which section has been incorporated in this Form 10-K by reference. The registrant assumes no obligation to update either such forward-looking statements or the discussion of such risks and uncertainties.

PRESENTATION OF DOLLAR AMOUNTS

All dollar amounts in this Form 10-K are presented in thousands, except for per share dollar amounts or unless otherwise noted.

PART I

ITEM 1.	BUSINESS

Fastenal Company (“Fastenal” and, together with our wholly owned subsidiaries, hereinafter referred to as Fastenal or by terms such as we, our, or us) began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. As of December 31, 2007, we had 2,160 store locations located in 50 states, Puerto Rico, Canada, Mexico, Singapore, China, and the Netherlands, and employed 8,617 people at these stores.

We sell industrial and construction supplies in a wholesale and retail fashion. As of December 31, 2007 these industrial and construction supplies were grouped into ten product lines described further below. Our Internet address for corporate and investor information is www.fastenal.com. The information contained on this website or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

We operated 13 distribution centers in North America as of December 31, 2007 from which we distribute products to our store locations.

Development of the Business

Fastenal began in 1967 with a marketing strategy of supplying threaded fasteners to customers in small, medium-sized, and, in subsequent years, large cities. We believe our success can be attributed to our ability to offer our customers a full line of products at convenient locations and to the high quality of our employees.

We opened our first store in Winona, Minnesota, a city with a population of approximately 25,000. The following table shows our consolidated net sales for each fiscal year during the last ten years and the number of our store locations at the end of each of the last ten years:

	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998
Net sales (in millions)	$2,061.8	1,809.3	1,523.3	1,238.5	994.9	905.4	818.3	755.6	618.2	511.2
Number of stores at year end	2,160	2,000	1,755	1,533	1,314	1,169	1,025	897	807	764

As of December 31, 2007 and 2006, respectively, we operated store locations in:

Geographic location	2007	2006
United States	1,969	1,829
Puerto Rico	8	8
Canada	148	137
Mexico	31	22
Singapore	1	1
Netherlands	2	2
China	1	1

	2,160	2,000

We have closed only eleven stores in our history. Three of these locations were subsequently reopened when the expansion of our product line or the expansion of our distribution network improved the profitability of the locations.

We select new locations for our stores based on their proximity to our distribution network, population statistics, and employment data for manufacturing and construction. We intend to continue opening new store locations and currently expect the rate of new store openings to be approximately 7% to 10% per year (calculated on the ending number of stores in the previous year).

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

We believe, based on the demographics of the marketplace in North America, that there is sufficient potential in this geographic area to support at least 3,500 total stores. Many of the new store locations may be in cities in which we currently operate. Fastenal has not operated outside of North America long enough to assess the market potential of those markets.

In addition to the store types discussed above, we also operate “in-plant” sites. An “in-plant” site is a selling unit located in or near a customer’s facility that sells product solely to that customer. These sites are not included in the store count numbers as they represent a customer subset of a store.

We opened the following stores in the last five years:

	2007	2006	2005	2004	2003
United States	141	210	198	198	140
Puerto Rico	—	—	—	1	—
Canada	11	25	17	16	9
Mexico	9	10	5	3	2
Singapore	—	—	—	—	—
Netherlands	—	—	1	1	—
China	—	—	1	—	—

Total openings	161	245	222	219	151

We plan to open additional stores outside of the United States in the future. The stores located outside the United States contributed approximately 8% of our consolidated net sales in 2007 with approximately 78% of this amount attributable to our Canadian operations.

No assurance can be given that any of the expansion plans described above will be achieved, or that new store locations, once opened, will be profitable.

It has been our experience that near-term profitability has been adversely affected by the opening of new store locations. This adverse effect is due to the start-up costs and the time necessary to generate a customer base. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. As a result of this process, sales volume builds slowly and it typically requires nine to 12 months for a new store to achieve its first profitable month. Of the 73 stores opened in the first quarter of 2007, 28 were profitable in the fourth quarter of 2007.

The data in the following table shows the growth in the average sales of our stores from 2006 to 2007 based on the age of each store. The stores opened in 2007 contributed approximately $35,432 (or approximately 1.7%) of our consolidated net sales in 2007, with the remainder coming from stores opened prior to 2007.

Age of stores on December 31, 2007	Year opened	Number of stores in group on December 31, 2007		Average sales 2006[1]		Average sales 2007		Percent Change
0–1 year old	2007	161		$—		$220	[1]	—%
1–2 years old	2006	245		134	[1]	486		—
2–3 years old	2005	222		492		597		21.3
3–4 years old	2004	219		647		703		8.7
4–5 years old	2003	151		684		740		8.2
5–6 years old	2002	142	[2]	743		823		10.8
6–7 years old	2001	128		978		1,084		10.8
7–8 years old	2000	89		811		933		15.0
8–9 years old	1999	44		991		1,174		18.4
9–10 years old	1998	120		1,146		1,170		2.1
10–11 years old	1997	157		1,135		1,206		6.3
11–12 years old	1996	107		1,108		1,127		1.7
12–16 years old	1992-1995	217		1,298		1,313		1.2
16+ years old	1967-1991	158		2,273		2,424		6.6

[1]	The average sales include sales of stores open for less than the full fiscal year.
[2]	We closed one store in this category during 2007. The 2007 average is calculated assuming the store number existed half of the year

As of December 31, 2007, we operated distribution centers in or near Winona, Minnesota; Indianapolis, Indiana; Dallas, Texas; Atlanta, Georgia; Scranton, Pennsylvania; Modesto, California; Seattle, Washington; Akron, Ohio; Salt Lake City, Utah; Greensboro, North Carolina; Kansas City, Kansas; Toronto, Ontario (Canada) and Monterrey, Nuevo Leon (Mexico). These 13 distribution centers give us over 2.2 million square feet of distribution capacity. These distribution centers are located so as to permit twice-a-week to five times-a-week deliveries to our stores using our trucks and overnight delivery by surface common carrier. Approximately 76% of our stores receive deliveries five times-a-week, with 80% of these deliveries arriving by 7:00 a.m. As the number of stores increases, we intend to add new distribution centers.

We provide centralized UNIX based computer systems to support Corporate, e-business, and Distribution Center business functions. The systems consist of both customized and purchased software. At the store level, we operate a proprietary point-of-sale (POS) system that operates on a Microsoft Windows operating system. System access is provided to authorized users via a dedicated Wide Area Network (WAN). The data exchange between the centrally located systems and POS is monitored and controlled centrally.

Trademarks and Service Marks

We conduct business under various trademarks and service marks, including Fastenal® with various designs or tag lines, FAS-N-IT®, FNL®, Blackstone™, Rock River Anchors®, BlueGlobal®, Fastenal Racing® and FNL G9®. Although we do not believe our operations are substantially dependent upon any of our trademarks or service marks, we consider the ‘Fastenal’ name and other trademarks and service marks to be valuable to our business.

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

Threaded fasteners accounted for approximately 90% of the fastener product line sales in 2007, 2006, and 2005 and approximately 46%, 46%, and 48% of our consolidated net sales in 2007, 2006, and 2005, respectively. Concrete anchors make up the largest portion of the miscellaneous supply items included in the fastener product line. Most concrete anchors use threaded fasteners as part of the completed anchor assembly.

Since 1993, we have added additional product lines. These product lines are sold through the same distribution channel as the original fastener product line. Our product lines include the following:

Product line:	Year introduced	Approximate number of stock items	Private label product name
Fasteners	1967	349,000	Fastenal®, FNL G9®, Rock River Anchors®
Tools and equipment	1993	119,000	FastTool, Blackstone™
Cutting tools and abrasives	1996	204,000	SharpCut, Blackstone™
Hydraulics, pneumatics, plumbing and HVAC	1996	49,000	Fastenal®
Material handling, storage, and packaging	1996	12,000	EquipRite
Janitorial supplies, chemicals, and paints	1996	13,000	CleanChoice, Blackstone™
Electrical supplies	1997	19,000	PowerPhase, Blackstone™
Welding supplies[1]	1997	28,000	FastArc, Blackstone™
Safety supplies	1999	23,000	Fastenal®, Body Guard
Metals, alloys, and materials	2001	9,000	Fastenal®

[1]	We do not sell welding gases.

We plan to continue to add other product lines in the future.

Inventory Control

Our inventory stocking levels are determined using our computer systems, our sales personnel at the store, district, and region levels, and our product managers. The data used for this determination is derived from sales activity from all of our stores, from individual stores, and from geographic areas. It is also derived from vendor information and from customer demographic information. The computer system monitors the inventory level for all stock items and triggers replenishment, or prompts a buyer to purchase, as necessary, based on an established minimum-maximum level. All stores stock a base inventory and may expand beyond preset inventory levels as deemed appropriate by their district managers. Inventories in distribution centers are established from computerized data for the stores served by the respective centers. Inventory quantities are continually re-balanced utilizing an automated store-to-store transfer mechanism called ‘inventory re-distribution’.

Manufacturing and Support Services Operations

In 2007, approximately 94.8% of our consolidated net sales were attributable to products manufactured by other companies to industry standards. The remaining 5.2% of our consolidated net sales for 2007 related to products manufactured, modified or repaired by our manufacturing division or our support services. The manufactured products consist primarily of non-standard sizes of threaded fasteners made to customers’ specifications. The services provided by the support services group include, but are not limited to, items such as tool repair, band saw blade welding, third-party logistics, and light manufacturing. We engage in these activities primarily as a service to our customers and expect these activities in the future to continue to contribute in the range of 4% to 10% of our consolidated net sales.

Sources of Supply

We use a large number of suppliers for the approximately 825,000 standard stock items we distribute. Most items distributed by our network can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. No single supplier accounted for more than 5% of our purchases in 2007.

Geographic Information

Information regarding our revenues and certain assets by geographic location is set forth in note 8 to the Notes to Consolidated Financial Statements contained in our annual report for the fiscal year ended December 31, 2007, which is incorporated herein by reference. Foreign currency fluctuations, changes in trade relations, or fluctuations in the relative strength of foreign economies could impact our ability to procure products overseas at competitive prices and our foreign sales.

Customers and Marketing

We believe our success can be attributed to our ability to offer customers a full line of quality products at convenient locations, and to the superior service orientation and expertise of our employees. Most of our customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufacturers and maintenance and repair operations. Other users of our products include farmers, truckers, railroads, mining companies, federal, state and local governmental entities, schools, and certain retail trades. As of December 31, 2007, our total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 314,000.

During each of the three years ended December 31, 2007, no one customer accounted for a significant portion of our sales. We believe that our large number of customers together with the varied markets that they represent, provide some protection to us from economic downturns.

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

Employees

As of December 31, 2007, we employed a total of 12,013 full and part-time employees, 8,617 being store managers and store employees, and the balance being employed in our distribution centers, manufacturing operations, service operations, and home office.

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

In addition to the other information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the following factors should be considered in evaluating our business. Our operating results depend upon many factors and are subject to various risks and uncertainties. The material risks and uncertainties known to us which may cause the operating results to vary from anticipated results or which may negatively affect our operating results and profitability are as follows:

A downturn in the economy and other factors may affect customer spending, which could harm our operating results.

In general, our sales represent spending on discretionary items or consumption needs by our customers. This spending is affected by many factors, including, among others:

•	general business conditions,

•	interest rates,

•	inflation,

•	the liquidity in credit markets,

•	taxation,

•	fuel prices and electrical power rates,

•	unemployment trends,

•	terrorist attacks and acts of war, and

•	other matters that influence customer confidence and spending.

A downturn in either the national or local economy where our stores operate or changes in any of the other factors described above could negatively impact sales at our established stores (open more than two years) and their level of profitability.

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

Our growth is primarily dependent on our ability to attract new customers; and historically, the most effective way to attract new customers has been opening new stores. Our current business strategy focuses on opening stores at a rate of approximately 7% to 10% each year. Failure to open stores at this rate could negatively impact our long-term growth.

Neither our current business strategy of expanding certain stores with additional product selection or our new business strategy of reducing our rate of new store openings and using the money saved to add outside sales personnel to existing stores has proven successful on a long-term basis.

In 2002, we began implementing our current business strategy that focuses on store locations with a consistent wholesale merchandising theme, which we refer to as the Customer Service Project or CSP. The viability of this business strategy has not been proven on a long-term basis. In June 2005 we disclosed our intention to convert locations to the CSP2 format. These stores have an additional investment which includes an additional $62,000 in inventory, two additional sales specialists and two additional vehicles in each store. As discussed earlier in this report, during the third quarter of 2007 we chose to modify the CSP2 expansion from a ‘one size fits all’ approach to an ‘a la carte’ approach. This will emphasize inventory expansion based on local customer demographics and based on local product knowledge within our sales force. The results we achieved at our CSP format stores may not be indicative of the results we will achieve at our a la carte format stores. The a la carte format increases our operating costs per store, but may not lead to proportionately increased revenues per store. Our mix of higher and lower margin merchandise in the a la carte stores differs from the merchandise mix in our smaller stores and, therefore, may negatively impact our gross margins in our a la carte format stores. In addition, we may not carry the appropriate merchandise mix during the appropriate time of year in our a la carte format stores. We cannot assure our success in operating the a la carte format stores on a profitable basis. If the a la carte format store is unprofitable, the impact on our financial results could be greater than the impact of an unprofitable smaller format store.

In April 2007, we introduced our ‘Pathway to Profit’ strategy. This strategy involves slowing our annual new store openings from our historical rate of 13% to 18% to approximately 7% to 10%. The funds saved by opening fewer stores will be invested in additional outside sales personnel, with the goal of increasing our average annual per store sales, capturing earnings leverage, and increasing our pretax operating margin. In a normal economic cycle, we believe that, over a five year period, we can grow our average store sales to $125,000 per month and grow our pretax operating margin from 18% to 23%. However, we cannot assure these results. A downturn in the economy, difficulty in successfully attracting and retaining qualified outside sales personnel, and failure to successfully change our selling process could impact our ability to grow average store sales, capture earnings leverage, and achieve expected pretax earnings results.

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

We intend to open stores in new markets pursuant to our growth strategy. New stores do not typically achieve operating results comparable to our existing stores until after several years of operation, and stores in new markets face additional challenges to achieving profitability. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. In new markets, we have less familiarity with local customer preferences and customers in these markets are less familiar with Fastenal’s name and capabilities. In addition, entry into new markets may bring us into competition with new, unfamiliar competitors. We cannot assure success in operating our stores in new markets on a profitable basis.

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

Costs of raw materials used in our products (e.g., steel) and energy costs have been rising during the last several years, which has resulted in increased production costs for our vendors. These vendors typically look to pass their increased costs along to us through price increases. The fuel costs of our distribution operation have risen as well. While we typically try to pass increased vendor prices and fuel costs through to our customers or to modify our activities to mitigate the impact, we may not be successful. Failure to fully pass these increased prices and costs through to our customers or to modify our activities to mitigate the impact would have an adverse effect on our operating margins.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

We own seven facilities in Winona, Minnesota. These facilities are as follows:

Purpose	Approximate Square Feet
Distribution center and home office	213,000
Manufacturing facility	100,000
Computer support center	13,000
Winona store	15,000
Winona product support and support services facility	55,000
Rack and shelving storage	42,000
Multi-building complex which houses certain operations of the distribution group and home office support group	30,000

We also own the following facilities, excluding store locations, outside of Winona, Minnesota:

Purpose	Location	Approximate Square Feet
Distribution center	Indianapolis, Indiana	414,000
Distribution center	Atlanta, Georgia	198,000
Distribution center	Dallas, Texas	95,000	[1]
Distribution center	Scranton, Pennsylvania	160,000
Distribution center	Akron, Ohio	102,000
Distribution center	Kansas City, Kansas	300,000
Distribution center	Toronto, Ontario, Canada	62,000
Distribution center	Greensboro, North Carolina	250,000
Distribution center	Modesto, California	320,000

In addition, we own 173 buildings that house our store locations in various cities throughout North America and are in the process of building or renovating another 7 owned store locations for future use.

[1]	We are in the process of building another distribution center in the Dallas, Texas area to replace this facility. We expect the new facility, when completed, will be approximately 300,000 square feet.

All other buildings we occupy are leased. Leased stores range from approximately 3,500 to 10,000 square feet, with lease terms of up to 60 months (most lease term are for 36 to 48 months). We also lease the following:

Purpose	Location	Approximate Square Feet	Lease Expiration Date	Remaining Lease Renewal Options
Distribution center	Seattle, Washington	55,000	April 2011	None
Distribution center	Salt Lake City, Utah	22,000	July 2012	None
Distribution center	Monterrey, Nuevo Leon, Mexico	14,000	September 2008	None
New store processing center	LaCrosse, Wisconsin	48,750	June 2009	None

If economic conditions are suitable, we will, in the future, consider purchasing store locations to house our older stores. It is anticipated the majority of new store locations will continue to be leased. It is our policy to negotiate relatively short lease terms to facilitate relocation of particular store operations, if deemed desirable. Our experience has been that space suitable for our needs and available for leasing is more than sufficient.

ITEM 3.	LEGAL PROCEEDINGS

On October 18, 2007, a complaint was filed in the United States District Court for the Northern District of California against Fastenal Company on behalf of two former employees claiming to represent all employees employed in the store position of Assistant General Manager in the United States within three years prior to the filing date (four years for California employees). The suit alleges Fastenal misclassified its Assistant General Managers as exempt for purposes of the overtime provisions of the Fair Labor Standards Act (FLSA) and California and Pennsylvania state statutes. This suit also alleges that Assistant General Managers in California did not receive sufficient meal breaks and paid rest periods under the California Labor Code. The complaint seeks overtime pay, meal and rest period penalties, liquidated damages, restitution, attorneys’ fees, costs and interest. The plaintiffs seek class action status. This action is in a preliminary stage. We are not currently able to predict the outcome of this action or reasonably estimate a range of potential loss. We intend to vigorously defend this action.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Fastenal Company are:

Name	Employee of Fastenal since	Age	Position
Willard D. Oberton	1980	49	Chief Executive Officer, President, and Director
Daniel L. Florness	1996	44	Executive Vice President and Chief Financial Officer
Nicholas J. Lundquist	1979	50	Executive Vice President-Sales
Leland J. Hein	1985	47	Executive Vice President-Sales
Steven A. Rucinski	1980	50	Executive Vice President-Sales
Reyne K. Wisecup	1988	45	Executive Vice President-Human Resources and Director
James C. Jansen	1992	37	Executive Vice President-Internal Operations

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

Mr. Lundquist has been our executive vice president—sales since November 2007. Mr. Lundquist’s responsibilities include complete sales and operational oversight over a substantial portion of our business. From December 2002 to November 2007, Mr. Lundquist was our executive vice president and chief operating officer. From June 2000 through December 2002, Mr. Lundquist was our vice-president of sales.

Mr. Hein was elected as executive vice president—sales in November 2007. Mr. Hein’s responsibilities under this new role include complete sales and operational oversight over a substantial portion of our business. Prior to December 2007, Mr. Hein served in various sales roles, most recently serving as a regional vice president in our Winona and Kansas City based regions.

Mr. Rucinski was elected as executive vice president—sales in November 2007. Mr. Rucinski’s responsibilities under this new role include complete sales and operational oversight over a substantial portion of our business. Prior to December 2007, Mr. Rucinski served in various sales roles, most recently serving as a senior vice president of strategic accounts.

Ms. Wisecup was elected as executive vice president—human resources in November 2007. During her tenure with Fastenal, she has served in various support roles, most recently serving as director of employee development. Ms. Wisecup’s responsibilities will be similar under this new role. Ms. Wisecup has served as one of our directors since 2000.

Mr. Jansen was elected as executive vice president—internal operations in November 2007. Mr. Jansen’s responsibilities expanded at that time to include product and merchandising development as well as systems development. Since June 2005, Mr. Jansen served as director of systems development (this role encompassed both information systems and distribution systems development). Prior to June 2005, Mr. Jansen was the regional vice president of our regional business unit based in Dallas, Texas.

The executive officers are elected by our board of directors, for a term of one year, and serve until their successors are elected and qualified. None of our executive officers are related to any other such executive officer or to any of our other directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Incorporated herein by reference is our annual report to shareholders for the fiscal year ended December 31, 2007, Common Stock Data on page 6 and Performance Graph on page 8.

ITEM 6.	SELECTED FINANCIAL DATA

Incorporated herein by reference is our annual report to shareholders for the fiscal year ended December 31, 2007, Six-Year Selected Financial Data on page 5.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference is our annual report to shareholders for the fiscal year ended December 31, 2007, Management’s Discussion & Analysis of Financial Condition & Results of Operations on pages 9 to 20.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Incorporated herein by reference is our annual report to shareholders for the fiscal year ended December 31, 2007, Market Risk Management on page 19.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated herein by reference is our annual report to shareholders for the fiscal year ended December 31, 2007, Selected Quarterly Financial Data (Unaudited) on page 6, Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 21 to 37, and Report of Independent Registered Public Accounting Firm on page 39.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Incorporated herein by reference is our annual report to shareholders for the fiscal year ended December 31, 2007, Management Report on Internal Control over Financial Reporting on page 38 and Report of Independent Registered Public Accounting Firm on page 39.

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

Incorporated herein by reference is the information appearing under the headings “Proposal 1—Election of Directors—Nominees and Required Vote”, pages 4 to 5, “Corporate Governance – Audit Committee”, pages 9 to 10, and “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance”, page 13, in our proxy statement dated February 21, 2008. See also Part I hereof under the heading “Item X. Executive Officers of the Registrant”.

There were no material changes to the procedures by which security holders may recommend nominees to the board of directors since our last report.

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

Incorporated herein by reference is the information appearing under the headings “Corporate Governance —– Compensation Committee Interlocks and Insider Participation”, page 12, “Corporate Governance — Compensation Committee Report”, page 12, and “Executive Compensation”, pages 14 to 21, in our proxy statement dated February 21, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is the information appearing under the heading “Security Ownership of Principal Shareholders and Management”, pages 7 to 8, in our proxy statement dated February 21, 2008.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	2,140,000	$45	4,821,770
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Total	2,140,000	$45	4,821,770

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference is the information appearing under the headings “Corporate Governance – Board Matters”, page 9, “Corporate Governance – Related Person Transaction Approval Policy”, page 10, “Corporate Governance – Transactions with Related Persons”, page 11, and “Corporate Governance – Director Nominations Policy”, pages 12 to 13, in our proxy statement dated February 21, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is the information appearing under the heading “Audit and Related Fees”, page 23, in our proxy statement dated February 21, 2008.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1. Financial Statements:

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Earnings for the years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(Incorporated by reference to pages 21 to 37 and page 39 of Fastenal Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2007)

2. Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

3. Exhibits:

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company, as amended

10.1	Description of Bonus Arrangements for Executive Officers (incorporated by reference to the information appearing under the heading “Executive Compensation – Compensation Discussion and Analysis”, pages 14 to 17, in Fastenal Company’s Proxy Statement dated February 21, 2008)*

10.2	Fastenal Company Stock Option Plan (incorporated by reference to Exhibit A to Fastenal Company’s Proxy Statement dated February 23, 2007)*

13	Annual Report to Shareholders for the fiscal year ended December 31, 2007 (only those portions specifically incorporated by reference herein shall be deemed filed with the SEC)

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

We will furnish copies of these Exhibits upon request and payment of our reasonable expenses in furnishing the Exhibits.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c).

FASTENAL COMPANY

Schedule II—Valuation and Qualifying Accounts

Years ended December 31, 2007, 2006, and 2005

(Amounts in thousands)

Description	Balance at beginning of year	“Additions” charged to costs and expenses		“Other” additions (deductions)	“Less” deductions		Balance at end of year
Year ended December 31, 2007

Allowance for doubtful accounts	$2,119	5,343		—	5,197		2,265
Insurance reserves	$17,662	56,939	[1]	—	55,604	[2]	18,997

Year ended December 31, 2006
Allowance for doubtful accounts	$3,875	3,722		—	5,478		2,119
Insurance reserves	$12,533	34,131	[1]	—	29,002	[2]	17,662

Year ended December 31, 2005

Allowance for doubtful accounts	$5,181	5,933		—	7,239		3,875
Insurance reserves	$6,698	32,190	[1]	—	26,355	[2]	12,533

[1]	Includes costs and expenses incurred for premiums and claims related to health and general insurance.
[2]	Includes costs and expenses paid for premiums and claims related to health and general insurance.

See accompanying Report of Independent Registered Public Accounting Firm incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 2008

FASTENAL COMPANY

By	/s/ Willard D. Oberton
Willard D. Oberton, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 21, 2008

By	/s/ Willard D. Oberton	By	/s/ Daniel L. Florness
	Willard D. Oberton, Chief Executive Officer (Principal Executive Officer) and Director		Daniel L. Florness, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By	/s/ Robert A. Kierlin	By	/s/ Michael M. Gostomski
	Robert A. Kierlin, Director		Michael M. Gostomski, Director

By	/s/ Stephen M. Slaggie	By	/s/ Henry K. McConnon
	Stephen M. Slaggie, Director		Henry K. McConnon, Director

By	/s/ Robert A. Hansen	By	/s/ Michael J. Dolan
	Robert A. Hansen, Director		Michael J. Dolan, Director

By	/s/ Reyne K. Wisecup	By	/s/ Hugh L. Miller
	Reyne K. Wisecup, Director		Hugh L. Miller, Director

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	Incorporated by Reference
3.2	Restated By-Laws of Fastenal Company, as amended	Electronically Filed
10.1	Description of Bonus Arrangements for Executive Officers	Incorporated by Reference
10.2	Fastenal Company Stock Option Plan	Incorporated by Reference
13	Annual Report to Shareholders for the fiscal year ended December 31, 2007 (only those portions specifically incorporated by reference herein shall be deemed filed with the SEC)	Electronically Filed
21	List of Subsidiaries	Electronically Filed
23	Consent of Independent Registered Public Accounting Firm	Electronically Filed
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed
32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed