Form 10-Q
period 2008-03-21
FASTENAL CO
filed 2008-04-25
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008, or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at April 20, 2008
Common Stock, $.01 par value	149,120,712

FASTENAL COMPANY

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

	(Unaudited) March 31, 2008	December 31, 2007
Assets

Current assets:
Cash and cash equivalents	$75,212	57,220
Marketable securities	207	159
Trade accounts receivable, net of allowance for doubtful accounts of $2,229 and $2,265, respectively	273,360	236,331
Inventories	494,360	504,592
Deferred income tax assets	14,702	14,702
Other current assets	60,534	67,767

Total current assets	918,375	880,771

Marketable securities	1,924	1,950
Property and equipment, less accumulated depreciation	298,553	276,627
Other assets, less accumulated amortization	3,723	3,713

Total assets	$1,222,575	1,163,061

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$59,573	55,353
Accrued expenses	66,690	75,565
Income taxes payable	40,851	6,873

Total current liabilities	167,114	137,791

Deferred income tax liabilities	15,109	15,109

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 200,000,000 shares authorized, 149,120,712 shares issued and outstanding, respectively	1,491	1,491
Additional paid-in capital	900	227
Retained earnings	1,026,864	996,050
Accumulated other comprehensive income	11,097	12,393

Total stockholders’ equity	1,040,352	1,010,161

Total liabilities and stockholders’ equity	$1,222,575	1,163,061

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	(Unaudited) Three months ended March 31,
	2008	2007
Net sales	$566,210	489,157

Cost of sales	269,580	239,642

Gross profit	296,630	249,515

Operating and administrative expenses	186,562	160,851
Loss on sale of property and equipment	104	115

Operating income	109,964	88,549

Interest income	221	222

Earnings before income taxes	110,185	88,771

Income tax expense	42,091	34,738

Net earnings	$68,094	54,033

Basic and diluted net earnings per share	$0.46	0.36

Basic weighted average shares outstanding	149,121	151,179

Diluted weighted average shares outstanding	149,121	151,179

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	(Unaudited) Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$68,094	54,033
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	9,524	9,226
Loss on sale of property and equipment	104	115
Bad debt expense	1,895	1,516
Stock based compensation	673	—
Amortization of non-compete agreement	17	17
Changes in operating assets and liabilities:
Trade accounts receivable	(38,924)	(30,641)
Inventories	10,232	9,805
Other current assets	7,233	3,316
Accounts payable	4,220	3,443
Accrued expenses	(8,875)	376
Income taxes payable	33,978	32,362
Other	(1,435)	887

Net cash provided by operating activities	86,736	84,455

Cash flows from investing activities:
Purchase of property and equipment	(32,641)	(12,697)
Proceeds from sale of property and equipment	1,087	1,484
Net (increase) decrease in marketable securities	(22)	1,837
Increase in other assets	(27)	(106)

Net cash used in investing activities	(31,603)	(9,482)

Cash flows from financing activities:
Purchase of common stock	—	(3,435)
Payment of dividends	(37,280)	(31,584)

Net cash used in financing activities	(37,280)	(35,019)

Effect of exchange rate changes on cash	139	88

Net increase in cash and cash equivalents	17,992	40,042
Cash and cash equivalents at beginning of period	57,220	19,346

Cash and cash equivalents at end of period	$75,212	59,388

Supplemental disclosure of cash flow information:
Cash paid during each period for:
Income taxes	$8,113	2,376

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

March 31, 2008 and 2007

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as the Company, Fastenal, or by terms such as we, our, or us) have been prepared in accordance with United States generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the notes to consolidated financial statements included in our consolidated financial statements as of and for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(2)	Stockholders’ Equity and Stock-Based Compensation

On April 17, 2007, the Compensation Committee of our Board of Directors approved the grant under our employee stock option plan, effective at the close of business that day, of options to purchase approximately 2.2 million shares of our common stock at a strike price of $45 per share. The closing stock price on the date of grant was $40.30 per share. These options vest and become exercisable over a period of up to eight years. Each option will terminate, to the extent not previously exercised, 13 months after the end of the relevant vesting period. No options under this grant were vested as of March 31, 2008. Compensation expense equal to the grant date fair value will be recognized for these awards over the vesting period. The stock-based compensation expense for the three month periods ended March 31, 2008 and 2007 was $673 and $0, respectively. Unrecognized compensation expense related to outstanding stock options as of March 31, 2008 was $15,535, pre-tax, and is expected to be recognized over a weighted average period of 6.45 years. Any future changes in estimated forefeitures will impact this amount.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

March 31, 2008 and 2007

(Unaudited)

The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the following table. The expected life is the most significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time over which the employee groups will exercise their options, which is based on historical experience with similar grants. Expected volatilities are based on the movement of the Company’s stock over the most recent historical period equivalent to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury rate over the expected life at the time of grant. The dividend yield is estimated over the expected life based on our current dividend payout, historical dividends paid, and expected future cash dividends. The following table illustrates the assumptions for the options granted in 2007.

Options Granted
April 2007
Weighted-average expected life of option in years	4.9
Weighted-average volatility	31.6%
Risk-free interest rate	4.6%
Expected dividend yield	1.0%
Weighted-average grant date fair value of stock option	$11.36

On April 15, 2008 (subsequent event), the Compensation Committee of our Board of Directors approved the grant under our employee stock option plan, effective at the close of business that day, of options to purchase approximately 300 thousand shares of our common stock at a strike price of $54 per share. The closing stock price on the date of grant was $48.70 per share. These options vest and become exercisable over a period of up to eight years. Each option will terminate, to the extent not previously exercised, 13 months after the end of the relevant vesting period.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

March 31, 2008 and 2007

(Unaudited)

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to our employee stock option plan:

	Three months ended March 31,
	2008	2007
Basic - weighted shares outstanding	149,121	151,179
Weighted shares assumed upon exercise of stock options	—	—

Diluted - weighted shares outstanding	149,121	151,179

The dilutive impact summarized above relates to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive option securities then outstanding.

(3)	Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Three months ended March 31,
	2008	2007
Net earnings	$68,094	54,033
Translation adjustment	(1,269)	1,052
Change in marketable securities	(27)	(77)

Total comprehensive income	$66,798	55,008

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

March 31, 2008 and 2007

(Unaudited)

(4)	Unrealized Investment Gains and Losses

The following tables show the fair value and the gross unrealized gains and losses of our investments. This information is aggregated by the investment category and maturity of the investment.

March 31, 2008
	Current		Non-Current		Total
Description	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
State and municipal bonds	$158	—	1,924	(27)	2,082	(27)
Certificates of deposit or money market	49	—	—	—	49	—

Total	$207	—	1,924	(27)	$2,131	(27)

March 31, 2007
	Current		Non-Current		Total
Description	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
Federal mortgage backed security	$9,924	(77)	—	—	$9,924	(77)
State and municipal bonds	—	—	2,769	—	2,769	—

Total	$9,924	(77)	2,769	—	$12,693	(77)

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

March 31, 2008 and 2007

(Unaudited)

As was disclosed in our 2007 annual report to shareholders, we classify these securities as available-for-sale. Available-for-sale securities are recorded at fair value based on current market value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings, but are included in comprehensive income, and are reported as a separate component of stockholders’ equity until realized.

The unrealized losses on our investments at the end of the periods were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality and because we have the ability and intent to hold these investments until recovery of the fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2008 and 2007.

(5)	Operating Leases with Guarantees

We lease certain pick-up trucks under operating leases. These leases typically have a 72-month term and include an early buy out clause we generally exercise, thereby giving the leases an effective term of 15-20 months. Certain operating leases for vehicles contain residual value guarantee provisions, which could become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration, of the leases that contain residual value guarantees, is approximately $12,623 at March 31, 2008. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote, except for a $2,613 loss on disposal reserve provided at March 31, 2008.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

March 31, 2008 and 2007

(Unaudited)

(6)	Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). This interpretation, which we adopted on January 1, 2007, clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Implementation of FIN No. 48 on January 1, 2007 resulted in no adjustment to our recorded liability for unrecognized tax benefits. Included in this liability is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense.

During the three months ended March 31, 2008, there were no changes to the total gross unrecognized tax benefits of $5,143.

Fastenal, or one of its subsidiaries, files income tax returns in the United States Federal jurisdiction, all states, and various local and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2005, in the case of United States Federal and non-United States examinations, and 2002 in the case of state and local examinations.

(7)	Subsequent Event

On April 15, 2008, the Compensation Committee of our Board of Directors approved the grant, effective at the close of business that day, of options to purchase approximately 300 thousand shares of our common stock at a strike price of $54 per share. This grant was discussed in footnote (2) ‘Stockholders’ Equity and Stock-Based Compensation’.

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

Business Overview — Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of over 2,200 company owned stores. Most of our customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance and repair operations (MRO). Other users of our product include farmers, truckers, railroads, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our stores and customers are primarily located in North America.

Financial Overview — During 2007 and the first three months of 2008, the weakness of the global industrial environment negatively impacted our business. During most of 2006, the strength of the global industrial environment positively impacted our performance. The impact of the economy is best reflected in the growth performance of our stores opened greater than ten years ago (store sites opened as follows: 2008 group – opened 1998 and earlier, and 2007 group – opened 1997 and earlier) and opened greater than five years ago (store sites opened as follows: 2008 group – opened 2003 and earlier, and 2007 group – opened 2002 and earlier). These two groups of stores are more cyclical due to the increased market share they enjoy in their local markets. The stores opened greater than two years ago represent a consistent “same store” view of our business (store sites opened as follows: 2008 group – opened 2006 and earlier, and 2007 group – opened 2005 and earlier). The daily sales growth rate for each of these groups was as follows:

	Three months ended March 31,
Store Age	2008	2007
Opened greater than 10 years ago	6.7%	4.6%
Opened greater than 5 years ago	9.1%	5.5%
Opened greater than 2 years ago	11.8%	7.6%

Note: The age groups above are measured as of the last day of each respective year.

(Continued)

ITEM 2.	(Continued)

Sales Growth — Net sales and growth rates in net sales were as follows:

	Three months ended March 31,
	2008	2007
Net sales	$566,210	489,157
Percentage change	15.8%	13.3%

The increase in net sales in the three month period in 2008 came primarily from higher unit sales, and to a lesser degree, increases in prices. The higher unit sales resulted from increases in sales at older store locations (discussed earlier) and the opening of new store locations in 2007 and 2008.

The mix of sales from the original fastener product line and from the newer product lines was as follows:

	Three months ended March 31,
Product line	2008	2007
Fastener product line	50.2%	50.8%
Newer product lines	49.8%	49.2%

(Continued)

ITEM 2.	(Continued)

Daily sales growth rates for the twelve months of 2006 and 2007, and the first three months of 2008, were as follows (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2006	23.9%	21.3%	21.1%	19.1%	19.2%	20.6%	19.7%	20.7%	16.1%	15.9%	16.3%	17.7%
2007	12.6%	11.8%	15.5%	12.0%	13.2%	14.8%	13.9%	13.4%	13.7%	14.7%	15.2%	16.8%
2008	15.6%	15.0%	16.9%

The strong growth in the January 2006 to March 2006 time frame generally represents a continuation of the strong environments experienced in 2004 and 2005. The first two months of the second quarter of 2006 experienced weaker sales growth than we expected. The April 2006 growth was negatively impacted by Easter (which occurred in March during 2005), but was still weaker than we expected. The June to August 2006 time frame represents stronger sales activity than the preceding two to three month period. The daily sales growth amount in September 2006 appears weaker due to the difficult comparison with Hurricane Katrina’s added sales in September 2005 (approximately $4,000 impact); however, the increase in our daily sales number from August 2006 to September 2006, of 4.1%, is consistent with historical norms. The final three months of 2006 continued in the same variable fashion as the previous six months. The October growth number was negatively impacted by the difficult comparison with Hurricane Katrina’s added sales in October 2005 (approximately $1,500 impact). The months of November and December 2006, like the months of April and May 2006, were weaker than expected. The first five months of 2007 continued the trend of a weak economic environment as experienced during 2006 (as described above). The month of March 2007 improved relative to January and February 2007. The month of June 2007 improved relative to April and May 2007. The June improvement was meaningful as it came in a month with fairly challenging comparisons from 2006. Unfortunately, the strength in June moderated in the third quarter. This pulled our daily sales growth rate from the 14.8% in June to 13.5% in the third quarter of 2007. This moderation reflected a continuation of the weaker economic environment experienced in four of the first five months of the year. The final three months of 2007 continued in the same variable fashion as the previous nine months but showed consistent improvement from the third quarter daily sales growth rate of 13.5%. This improvement remained in the first three months of 2008. We believe the improvement in the final months of 2007 and the first three months of 2008 were driven, in part, by our ‘pathway to profit’ initiative described below.

(Continued)

ITEM 2.	(Continued)

Pathway To Profit — During April 2007 we disclosed our intention to alter the growth drivers of our business. For most of the last decade, we have used store openings as the primary growth driver of our business (opening approximately 14% new stores each year). As announced in April 2007, we intend to add outside sales personnel into existing stores at a faster rate than historical patterns. We intend to fund this sales force expansion with the occupancy savings generated by opening stores at the rate of 7% to 10% per year (we opened approximately 8.1% new stores in 2007 or 161 stores) versus the historical rate of approximately 14%. Our goal is four-fold: (1) to continue growing our business at a similar rate with the new outside sales investment model, (2) to grow the sales of our average store to $125 thousand per month during the five year period from 2007 to 2012, (3) to enhance the profitability of the overall business by capturing the natural expense leverage that has historically occurred in our existing stores as their sales grow, and (4) to improve the performance of our business due to the more efficient use of working capital (primarily inventory) as our average store size increases.

Store Count and Full-Time Equivalent (FTE) Headcount Growth — In response to the ‘pathway to profit’, we have increased our year-over-year store count and FTE head count as follows:

	March 2008	December 2007	September 2007	June 2007	March 2007
Store count	6.8%	8.1%	9.7%	12.5%	13.4%

Store personnel - FTE	18.5%	18.8%	18.4%	13.7%	13.0%
Distribution and manufacturing personnel - FTE	10.9%	7.7%	12.8%	9.2%	8.9%
Administrative and sales support personnel - FTE	(5.9)%	1.5%	2.1%	4.4%	15.2%

Total - FTE	13.5%	14.1%	15.0%	11.5%	12.5%

(Continued)

ITEM 2.	(Continued)

Store Size and Profitability1 — Approximately 90% and 91% of our sales in the first quarter of 2008 and 2007, respectively, were generated by our stores included in the table set forth below. Our remaining sales related to (1) our in-plant locations, (2) our direct Fastenal Cold Heading business, or (3) our direct import business. Our average store, excluding the business not sold through a store, had sales of $71,600 per month in the first quarter of 2007. This average grew to $76,800 per month in the first quarter of 2008. The average age, number of stores and pre-tax margin data by store size for the first quarter of 2008 and 2007, respectively, was as follows:

Three months ended March 31, 2008
Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Margin Percentage
$0 to 30,000	2.6	384	17.3%	(20.2)%
$30,001 to 60,000	5.2	718	32.4%	10.3%
$60,001 to 100,000	7.8	555	25.1%	20.9%
$100,001 to $150,000	10.1	342	15.5%	25.4%
Over $150,000	13.3	214	9.7%	27.4%

Total		2,213	100.0%

Three months ended March 31, 2007
Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Margin Percentage
$0 to 30,000	1.9	428	20.7%	(22.0)%
$30,001 to 60,000	5.0	664	32.0%	10.9%
$60,001 to 100,000	7.5	493	23.8%	20.7%
$100,001 to $150,000	9.6	307	14.8%	23.8%
Over $150,000	13.6	181	8.7%	25.7%

Total		2,073	100.0%

Note - Amounts may not foot due to rounding difference.

As we indicated in April 2007, our goal during the five year period from 2007 to 2012 is to increase the sales of our average store to approximately $125,000 per month by 2012. This will shift the store mix emphasis from the first three categories ($0 to $30,000, $30,001 to $60,000, and $60,001 to $100,000) to the last three categories ($60,001 to 100,000, $100,001 to $150,000, and over $150,000), and we believe this will allow us to leverage our fixed cost and increase our overall productivity.

1Note - Dollar amounts in this section are presented in whole dollars, not thousands.

(Continued)

ITEM 2.	(Continued)

Impact of Fuel Prices During the Quarter — Rising fuel prices negatively impacted the year ended December 31, 2007 and the first quarter of 2008. During the first quarter of 2007, our total vehicle fuel costs averaged approximately $2.1 million per month. During the first quarter of 2008, our total vehicle fuel costs averaged approximately $2.9 million per month. The increase resulted from variations in fuel costs, the freight initiative discussed below, increases in product sales, and the increase in the number of vehicles necessary to support additional sales personnel and to support additional store locations. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of goods and the fuel utilized in our store delivery vehicles which is included in operating and administrative expenses (the split is approximately 50:50 between distribution and store use).

In 2005, we introduced our new freight model as a means to continue to improve our operating performance. The freight model represents a focused effort to haul a higher percentage of our products utilizing the Fastenal trucking network (which operates at a substantial savings to external service providers because of our ability to leverage our existing routes) and to charge freight more consistently in our various operating units. This initiative positively impacted the latter two-thirds of 2005, all of 2006, all of 2007, and the first three months of 2008 despite the changes in average per gallon fuel costs shown in the following table:

	2007 - Quarter				2008 - Quarter
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Diesel fuel	$2.59	2.85	2.94	3.25	$3.47
Unleaded gasoline	$2.31	2.96	2.86	2.92	$3.07

The price of a gallon of diesel fuel and unleaded gasoline increased by 34.0% and 32.9%, respectively, from the first quarter of 2007 to first quarter of 2008. Given the nature of our distribution business, these fluctuations in fuel prices can have a meaningful impact on our short-term results. This impact is also covered later in our discussion about gross margin and operating and administrative expenses.

(Continued)

ITEM 2.	(Continued)

Statement of Earnings Information (percentage of net sales) —

	Three Months Ended March 31,
	2008	2007
Net sales	100.0%	100.0%
Gross profit margin	52.4%	51.0%

Operating and administrative expenses	32.9%	32.9%

Loss on sale of property and equipment	0.0%	0.0%

Operating income	19.4%	18.1%
Interest income	0.0%	0.0%

Earnings before income taxes	19.4%	18.1%

Note – Amounts may not foot due to rounding difference.

Gross profit margins for the first quarter of 2008 increased over the same period in 2007. The improvement was driven by several factors: (1) a focused effort to challenge our sales force to increase the gross margin on business with a lower than acceptable margin, (2) a focused effort to stay ahead of inflationary increases in product cost, (3) improvements in our direct sourcing operations and (4) continued focus on our freight initiative (discussed earlier). The rising fuel costs discussed earlier had only a nominal negative impact on our gross margin in the first quarter of 2008 because of item (4). This impact could prove more challenging if fuel costs continue to increase.

Operating and administrative expenses grew at a rate consistent with net sales in the first three months of 2008. As noted in the ‘pathway to profit’ discussion earlier in this report, we expected to see operating and administrative expenses grow at a rate slower than sales growth due to the added leverage that occurs as the size of our average store increases. On a positive note, we were able to leverage our occupancy costs for the first time since earlier in the decade. Occupancy expenses grew approximately 10.9% in the first quarter of 2008. This leverage was due to the decrease in store openings pursuant to our ‘pathway to profit’ initiative.

As we have noted in the past, almost 70% of our operating and administrative expenses consist of payroll and payroll related costs. Our employee head count (measured on a full-time equivalent basis) increased 13.5% from March 2007 to March 2008. However, our payroll costs increased approximately 16.9% and did not leverage. This de-leverage occurred because the commission and bonus component of payroll grew approximately 20.5% from the first quarter of 2007 to the first quarter of 2008 (this was driven at the store and district level). Our employees are rewarded for growth in gross profit dollars and pre-tax earnings. The gross profit margin expansion discussed earlier drove this reward faster than sales growth. The other component of

(Continued)

ITEM 2.	(Continued)

operating and administrative expenses that experienced meaningful de-leverage was transportation cost. These costs grew approximately 27.3%, primarily driven by the increase in fuel costs discussed earlier and by the increase in the number of vehicles needed to support an expanded sales force.

The operating and administrative expenses for the three months of 2008 include $673 of additional compensation expense related to the adoption of new stock option accounting rules. This expense relates to options granted in April 2007. We anticipate these options, which vest in five to eight years, will result in compensation expense of approximately $224 per month for the next five years; and dropping slightly in the remaining period. No other stock based compensation was outstanding during these periods; however, we did grant additional options during April 2008.

Income taxes, as a percentage of earnings before income taxes, were approximately 38.2% and 39.1% for the first quarter of 2008 and 2007, respectively. During the first quarter of 2007, we implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). As defined in FIN No. 48, we had a discrete event during the first quarter of 2007 which resulted in recognition of approximately $827 of additional tax. Absent this event, our tax rate would have been 38.2% for the first quarter of 2007. This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and based on the level of profits in those jurisdictions.

Net earnings — Net earnings, net earnings per share, and their respective growth rates were as follows:

	Three months ended March 31,
	2008	2007
Net earnings	$68,094	54,033
Percentage change	26.0%	12.9%

Basic and diluted net earnings per share	$0.46	0.36
Percentage change	27.8%	12.5%

We increased our net earnings in the three month period primarily due to the aforementioned growth in sales and in the gross margin percentage.

(Continued)

ITEM 2.	(Continued)

Working Capital — The year-over-year dollar and percentage growth related to accounts receivable and inventories were as follows:

	Balance at		Twelve Month Dollar Change		Twelve Month Percentage Change
Year-over-year change	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008	2007
Accounts receivable, net	$273,360	238,657	$34,703	26,140	14.5%	12.3%
Inventories	$494,360	446,192	$48,168	75,097	10.8%	20.2%

These two assets were impacted by our initiatives to improve working capital. These initiatives include (1) the establishment of a centralized call center to facilitate accounts receivable management (this facility became operational early in 2005) and (2) the tight management of all inventory amounts not identified as either expected store inventory, new expanded inventory, inventory necessary for upcoming store openings, or inventory necessary for our ‘master stocking hub’.

The accounts receivable increase of 12.3% from March 31, 2006 to March 31, 2007 represents a lag behind the daily sales increase of 15.5% in March 2007. The accounts receivable increase of 14.5% from March 31, 2007 to March 31, 2008 also represents a lag behind the 16.9% daily sales increase in March 2008. We continue to be pleased with the improvement in accounts receivable during 2007 and 2008, and with the related reduction in bad debt expense when compared to historical amounts.

The inventory increase from March 31, 2006 to March 31, 2007 of 20.2% is greater than the rate of sales growth of 13.3% from the first quarter of 2006 to the first quarter of 2007. The inventory increase from March 31, 2007 to March 31, 2008 of 10.8% is less than the rate of sales growth of 15.8% from the first quarter of 2007 to the first quarter of 2008. This improvement relates to our conscious decision to limit the growth of inventory in the future, to halt growth or decrease inventory in the short-term, to stock additional products in our Indianapolis, Indiana distribution center, and then to resize the existing store and distribution center inventory through a process we call inventory re-distribution.

As we indicated in earlier communications, our short-term goals center on our ability to move the ratio of annual sales to accounts receivable and inventory (Annual Sales: AR&I) back to better than a 3.0:1 ratio (on December 31, 2007, 2006, and 2005, we had a ratio of 2.8:1, 2.7:1 and 2.8:1, respectively). Historically, we have been able to achieve a 20% after tax return on total assets (our historical internal goal) when our Annual Sales: AR&I ratio is at or above 3.0:1. During 2006, the incremental investments did not allow us to improve our ratio (these investments include certain store upgrades and the implementation of our ‘master stocking hub’ model). In 2007, we made considerable improvement as detailed above. We need to continue executing better on the inventory portion of these working capital initiatives in 2008. Please refer to our discussion on ‘pathway to profit’ earlier.

(Continued)

ITEM 2.	(Continued)

Fiscal 2008 Reporting — As indicated in our 2007 Annual Report, we intend to focus our 2008 commentary away from the four initiatives discussed in earlier communications (new freight model, working capital model, expanded store model called CSP2, and ‘master stocking hub’ distribution model); instead we will focus our commentary on the ‘pathway to profit’. Some key aspects we intend to disclose center on the full-time equivalent statistics shown above, as well as information on the productivity of our outside sales personnel; the latter being information we intend to start disclosing after the second quarter when we are one year into the ‘pathway to profit’ which began in the spring of 2007.

Critical Accounting Policies — A discussion of the critical accounting policies related to accounting estimates is contained in our 2007 Annual Report to Shareholders.

Liquidity and Capital Resources —

Cash flow activity was as follows:

	Three months ended March 31,
	2008	2007
Net cash provided by operating activities	$86,736	84,455
Net cash used in investing activities	$31,603	9,482
Net cash used in financing activities	$37,280	35,019

Cash flow activity as a percentage of net earnings was as follows:

	Three months ended March 31,
	2008	2007
Net cash provided by operating activities	127.4%	156.3%
Net cash used in investing activities	46.4%	17.5%
Net cash used in financing activities	54.7%	64.8%

Net cash provided by operating activities has increased from the prior year as the growth in net earnings was aided by improving trends in working capital management (discussed earlier). This improvement was partially offset by the timing of payments for our profit sharing bonuses and income taxes; both of which increased in meaningful fashion due to our increase in pre-tax earnings.

Net cash used in investing activities changed primarily due to changes in marketable securities and property and equipment.

(Continued)

ITEM 2.	(Continued)

Property and equipment expenditures in the first three months of 2008 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, (6) the expansion of Fastenal’s distribution/trucking fleet, (7) the cost related to the relocation of our new Dallas, Texas distribution center, and (8) the cost related to the expansion of our Indianapolis, Indiana master distribution center. The dramatic increase in 2008 from the same period in 2007 related primarily to items (7) and (8). Disposals of property and equipment consisted of the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business and the disposition of real estate relating to several store locations.

Cash requirements for these expenditures were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of March 31, 2008, we had no material outstanding commitments for capital expenditures. We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from our borrowing capacity.

Net cash used in financing activities consisted of the payment of dividends and cash outflow needed to fund the stock repurchase discussed earlier. No shares were repurchased in the first quarter of 2008.

A discussion of the nature and amount of future cash commitments is contained in our 2007 Annual Report to Shareholders.

(Continued)

ITEM 2.	(Continued)

Certain Risks and Uncertainties — This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding (1) working capital goals and expected return on total assets when working capital is appropriately managed, (2) the outcome of our long term growth strategy, ‘pathway to profit’, including planned decreases in the rate of new store openings, planned additions to our sales personnel, the expected funding of such additions out of cost savings resulting from the slowing of the rate of new store openings, the growth in average store sales expected to result from this strategy, and our ability to capture leverage, working capital efficiency and improved productivity expected to result from this strategy, (3) the expected amount of future compensation expense resulting from existing stock options, and (4) the funding of expansion plans. The following factors are among those that could cause the Company’s actual results to differ materially from those predicted in such forward-looking statements: (i) an upturn or downturn in the economy could cause store openings to change from that expected, and could impact the rate at which additional sales personnel are added, our ability to grow average store sales by adding sales personnel, and our ability to capture leverage and manage support labor, (ii) a change, from that projected, in the number of markets able to support future store sites could impact the rate of new store openings, (iii) our ability to successfully attract and retain additional qualified sales personnel, the success of our additional sales personnel, and our ability to successfully change our sales process could adversely impact our ability to grow average store sales, (iv) a change in accounts receivable collections, a change in the economy from that currently being experienced, a change in buying patterns, or a change in vendor production lead times could cause us to fail to attain our goals regarding working capital and rates of return on assets, and (v) a change in accounting for stock-based compensation or the assumptions used could change the amount of stock-based compensation recognized. A discussion of other risks and uncertainties which could cause the Company’s operating results to vary from anticipated results or which could materially adversely affect the Company’s business, financial condition or operating results is included in the Company’s most recently filed Annual Report on Form 10-K (Item 1A of Part I) and in the Company’s most recent Annual Report to Shareholders (under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). We assume no obligation to update any forward looking statements or any discussions of risks and uncertainities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks from changes in interest rates, foreign currency exchange rates, commodity steel pricing, and commodity fuel prices. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:

Interest Rates — We have a line of credit totaling $40 million which expires on June 1, 2008. The line bears interest at 0.9% over the LIBOR rate. On March 31, 2008 there was $0 outstanding on the line. We pay no fee for the unused portion of the line of credit.

Foreign Currency Exchange Rates — Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at March 31, 2008.

Commodity Steel Pricing — We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. During the last decade, there has been nominal movement in overall steel pricing, with some deflation occurring in the wake of the economic crisis of the Far East markets that occurred in the late 1990’s. This trend reversed to inflation in the period from late 2003 to the early part of 2005 and again since July 2007. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.

Commodity Fuel Prices — We have market risk for changes in unleaded gasoline and diesel fuel. Historically this risk has been mitigated over time by our ability to pass freight cost to our customers and the efficiency of our trucking distribution network.

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

On October 18, 2007, a complaint was filed in the United States District Court for the Northern District of California against Fastenal Company on behalf of two former employees claiming to represent all employees employed in the store position of Assistant General Manager in the United States within three years prior to the filing date (four years for California employees). The suit alleges Fastenal misclassified its Assistant General Managers as exempt for purposes of the overtime provisions of the Fair Labor Standards Act (FLSA) and California and Pennsylvania state statutes. This suit also alleges that Assistant General Managers in California did not receive sufficient meal breaks and paid rest periods under the California Labor Code. An opt-in class has been certified for this action. The parties are currently conducting discovery and have agreed to submit the claims to non-binding mediation on or before August 15, 2008. We are not currently able to predict the outcome of this action or reasonably estimate a range of potential loss. We intend to vigorously defend this action.

ITEM 1A.	RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Item 2 of Part I above and in our most recently filed Annual Report on Form 10-K (Item 1A of Part I). There has been no material change in those risk factors.

ITEM 6.	EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 10-K for the year ended December 31, 2007)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

/s/ Willard D. Oberton
(Willard D. Oberton, Chief Executive Officer)
(Duly Authorized Officer)

Date April 25, 2008	/s/ Daniel L. Florness
(Daniel L. Florness, Chief Financial Officer)
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	(Incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company	(Incorporated by reference to Fastenal Company’s Form 10-K for the year ended December 31, 2007)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed