Form 10-Q
period 2008-06-30
FASTENAL CO
filed 2008-07-23
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008, or

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at July 21, 2008
Common Stock, $.01 par value	148,530,712

FASTENAL COMPANY

PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

	(Unaudited)
	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$76,438	57,220
Marketable securities	678	159
Trade accounts receivable, net of allowance for doubtful accounts of $2,269 and $2,265, respectively	292,056	236,331
Inventories	507,989	504,592
Deferred income tax assets	14,702	14,702
Other current assets	67,156	67,767

Total current assets	959,019	880,771
Marketable securities	1,491	1,950
Property and equipment, less accumulated depreciation	306,399	276,627
Other assets, less accumulated amortization	3,754	3,713

Total assets	$1,270,663	1,163,061

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$67,243	55,353
Accrued expenses	76,998	75,565
Income taxes payable	2,645	6,873

Total current liabilities	146,886	137,791

Deferred income tax liabilities	15,109	15,109

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 200,000,000 shares authorized, 148,920,712 and 149,120,712 shares issued and outstanding, respectively	1,489	1,491
Additional paid-in capital	—	227
Retained earnings	1,095,755	996,050
Accumulated other comprehensive income	11,424	12,393

Total stockholders’ equity	1,108,668	1,010,161

Total liabilities and stockholders’ equity	$1,270,663	1,163,061

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	(Unaudited) Six months ended June 30,		(Unaudited) Three months ended June 30,
	2008	2007	2008	2007
Net sales	$1,170,429	1,008,863	604,219	519,706

Cost of sales	556,410	497,879	286,830	258,237

Gross profit	614,019	510,984	317,389	261,469

Operating and administrative expenses	380,461	325,112	193,899	164,261
Gain (loss) on sale of property and equipment	(245)	83	(141)	198

Operating income	233,313	185,955	123,349	97,406

Interest income	468	676	247	454

Earnings before income taxes	233,781	186,631	123,596	97,860

Income tax expense	89,521	72,342	47,430	37,604

Net earnings	$144,260	114,289	76,166	60,256

Basic and diluted net earnings per share	$0.97	0.76	0.51	0.40

Basic weighted average shares outstanding	149,117	151,084	149,113	150,989

Diluted weighted average shares outstanding	149,117	151,084	149,113	150,989

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	(Unaudited) Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$144,260	114,289
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	19,296	18,600
Loss (gain) on sale of property and equipment	245	(83)
Bad debt expense	3,536	3,097
Deferred income taxes	—	1,256
Stock based compensation	1,429	383
Amortization of non-compete agreement	34	34
Changes in operating assets and liabilities:
Trade accounts receivable	(59,261)	(48,666)
Inventories	(3,397)	(15,564)
Other current assets	611	3,172
Accounts payable	11,890	16,081
Accrued expenses	1,433	4,486
Income taxes payable	(4,228)	4,876
Other	(1,163)	5,812

Net cash provided by operating activities	114,685	107,773

Cash flows from investing activities:
Purchase of property and equipment	(51,075)	(24,816)
Proceeds from sale of property and equipment	1,762	3,970
Net (increase) decrease in marketable securities	(60)	8,195
Increase in other assets	(75)	(249)

Net cash used in investing activities	(49,448)	(12,900)

Cash flows from financing activities:
Purchase of common stock	(8,944)	(25,847)
Payment of dividends	(37,280)	(31,584)

Net cash used in financing activities	(46,224)	(57,431)

Effect of exchange rate changes on cash	205	542

Net increase in cash and cash equivalents	19,218	37,984
Cash and cash equivalents at beginning of period	57,220	19,346

Cash and cash equivalents at end of period	$76,438	57,330

Supplemental disclosure of cash flow information:
Cash paid during each period for:
Income taxes	$93,749	67,466

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

June 30, 2008 and 2007

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

On April 15, 2008, the Compensation Committee of our Board of Directors approved the grant under our employee stock option plan, effective at the close of business that day, of options to purchase 275,000 shares of our common stock at a strike price of $54 per share. The closing stock price on the date of grant was $48.70 per share. These options vest and become exercisable over a period of up to eight years. Each option will terminate, to the extent not previously exercised, 13 months after the end of the relevant vesting period.

No options under either of these grants were vested as of June 30, 2008.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

June 30, 2008 and 2007

(Unaudited)

Compensation expense equal to the grant date fair value will be recognized for these awards over the vesting period. The stock-based compensation expense for the six month periods ended June 30, 2008 and 2007 was $1,429 and $383, respectively. Unrecognized compensation expense related to outstanding stock options as of June 30, 2008 was $21,711, pre-tax, and is expected to be recognized over a weighted average period of 7.45 years. Any future changes in estimated forefeitures will impact this amount.

The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the following table. The expected life is the most significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time over which the employee groups will exercise their options, which is based on historical experience with similar grants. Expected volatilities are based on the movement of the Company’s stock over the most recent historical period equivalent to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury rate over the expected life at the time of grant. The dividend yield is estimated over the expected life based on our current dividend payout, historical dividends paid, and expected future cash dividends. The following table illustrates the assumptions for the options granted in 2007 and 2008.

	Options Granted
	April 2007	April 2008
Weighted-average expected life of option in years	4.9	5.0
Weighted-average volatility	31.6%	30.7%
Risk-free interest rate	4.6%	2.7%
Expected dividend yield	1.0%	1.0%
Weighted-average grant date fair value of stock option	$11.36	$15.50

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

June 30, 2008 and 2007

(Unaudited)

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to our employee stock option plan:

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Basic - weighted shares outstanding	149,117	151,084	149,113	150,989
Weighted shares assumed upon exercise of stock options	—	—	—	—

Diluted - weighted shares outstanding	149,117	151,084	149,113	150,989

The dilutive impact summarized above relates to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive option securities then outstanding.

(3)	Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Net earnings	$144,260	114,289	76,166	60,256
Translation adjustment	(945)	6,392	324	5,340
Change in marketable securities	(24)	(47)	3	30

Total comprehensive income	$143,291	120,634	76,493	65,626

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

June 30, 2008 and 2007

(Unaudited)

(4)	Unrealized Investment Gains and Losses

The following tables show the fair value and the gross unrealized gains and losses of our investments. This information is aggregated by the investment category and maturity of the investment.

June 30, 2008
	Current		Non-Current		Total
Description	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
State and municipal bonds	$213	—	1,491	(24)	$1,704	(24)
Certificates of deposit or money market	465	—	—	—	465	—

Total	$678	—	1,491	(24)	$2,169	(24)

June 30, 2007
	Current		Non-Current		Total
Description	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
Federal mortgage backed security	$4,145	(89)	—	—	$4,145	(89)
State and municipal bonds	—	—	2,190	—	2,190	—

Total	$4,145	(89)	2,190	—	$6,335	(89)

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

June 30, 2008 and 2007

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

The unrealized losses on our investments at the end of the periods were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality and because we have the ability and intent to hold these investments until recovery of the fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2008 and 2007.

(5)	Operating Leases with Guarantees

We lease certain pick-up trucks under operating leases. These leases typically have a 72-month term and include an early buy out clause we generally exercise, thereby giving the leases an effective term of 15-20 months. Certain operating leases for vehicles contain residual value guarantee provisions, which could become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration, of the leases that contain residual value guarantees, is approximately $15,723 at June 30, 2008. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote, except for a $3,179 loss on disposal reserve provided at June 30, 2008.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

June 30, 2008 and 2007

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

During the six month and three month periods ended June 30, 2008, there were no changes to the total gross unrecognized tax benefits of $5,143.

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

Financial Overview — During 2007 and the first six months of 2008, the weakness of the global industrial environment negatively impacted our business. During most of 2006, the strength of the global industrial environment positively impacted our performance. The impact of the economy is best reflected in the growth performance of our stores opened greater than ten years ago (store sites opened as follows: 2008 group – opened 1998 and earlier, and 2007 group – opened 1997 and earlier) and opened greater than five years ago (store sites opened as follows: 2008 group – opened 2003 and earlier, and 2007 group – opened 2002 and earlier). These two groups of stores are more cyclical due to the increased market share they enjoy in their local markets. The stores opened greater than two years ago represent a consistent “same store” view of our business (store sites opened as follows: 2008 group – opened 2006 and earlier, and 2007 group – opened 2005 and earlier). The daily sales growth rate for each of these groups was as follows:

	Six months ended June 30,		Three months ended June 30,
Store Age	2008	2007	2008	2007
Opened greater than 10 years ago	8.2%	4.2%	9.7%	3.8%

Opened greater than 5 years ago	9.9%	5.4%	10.7%	5.3%

Opened greater than 2 years ago	12.1%	7.0%	12.3%	6.4%

Note: The age groups above are measured as of the last day of each respective year.

(Continued)

ITEM 2.	(Continued)

Despite the ‘daily headline stories’ and the belief that the economy, in which our customers operate, has weakened over the last twelve months, the growth rate in our stores opened greater than ten and five years has strengthened and is comparable to the daily sales growth rates we have historically seen during periods with a strong economic backdrop. The strength in the 2008 growth rates is influenced by two items: (1) the sales growth driven by the increase in the rate at which new outside sales personnel are added to existing stores pursuant to our ‘Pathway to Profit’ initiative, discussed later, and (2) the impact of inflation related to steel based products and rising energy costs which has resulted in an increase in sales prices, when weighted across all products, of approximately 3% to 4%.

Sales Growth — Net sales and growth rates in net sales were as follows:

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Net sales	$1,170,429	1,008,863	604,219	519,706
Percentage change	16.0%	13.3%	16.3%	13.3%

The increase in net sales in the first six months and the second quarter of 2008 came primarily from higher unit sales, and to a lesser degree, increases in prices. The higher unit sales resulted from increases in sales at older store locations (discussed earlier) and the opening of new store locations in 2007 and 2008.

The mix of sales from the original fastener product line and from the newer product lines was as follows:

	Six months ended June 30,		Three months ended June 30,
Product line	2008	2007	2008	2007
Fastener product line	50.6%	51.1%	51.0%	51.5%
Newer product lines	49.4%	48.9%	49.0%	48.5%

(Continued)

ITEM 2.	(Continued)

Daily sales growth rates for the twelve months of 2006 and 2007, and the first six months of 2008, were as follows (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2006	23.9%	21.3%	21.1%	19.1%	19.2%	20.6%	19.7%	20.7%	16.1%	15.9%	16.3%	17.7%
2007	12.6%	11.8%	15.5%	12.0%	13.2%	14.8%	13.9%	13.4%	13.7%	14.7%	15.2%	16.8%
2008	15.6%	15.0%	16.9%	17.1%	16.0%	15.9%

The strong growth in the January 2006 to March 2006 time frame generally represents a continuation of the strong environments experienced in 2004 and 2005. The first two months of the second quarter of 2006 experienced weaker sales growth than we expected. The April 2006 growth was negatively impacted by Easter (which occurred in March during 2005), but was still weaker than we expected. The June to August 2006 time frame represents stronger sales activity than the preceding two to three month period. The daily sales growth amount in September 2006 appears weaker due to the difficult comparison with Hurricane Katrina’s added sales in September 2005 (approximately $4,000 impact); however, the increase in our daily sales number from August 2006 to September 2006, of 4.1%, is consistent with historical norms. The final three months of 2006 continued in the same variable fashion as the previous six months. The October growth number was negatively impacted by the difficult comparison with Hurricane Katrina’s added sales in October 2005 (approximately $1,500 impact). The months of November and December 2006, like the months of April and May 2006, were weaker than expected. The first five months of 2007 continued the trend of a weak economic environment as experienced during 2006 (as described above). The month of March 2007 improved relative to January and February 2007. The month of June 2007 improved relative to April and May 2007. The June improvement was meaningful as it came in a month with fairly challenging comparisons from 2006. Unfortunately, the strength in June moderated in the third quarter. This pulled our daily sales growth rate from the 14.8% in June to 13.5% in the third quarter of 2007. This moderation reflected a continuation of the weaker economic environment experienced in four of the first five months of the year. The final three months of 2007 continued in the same variable fashion as the previous nine months but showed consistent improvement from the third quarter daily sales growth rate of 13.7%. This improvement remained in the first six months of 2008. As indicated in the June 2007 commentary above, the June 2007 growth was strong on a difficult comparison; this made the 15.9% June 2008 daily sales growth rate a more difficult accomplishment. We believe the improvement in the final months of 2007 and the first six months of 2008 were driven, in part, by our ‘pathway to profit’ initiative described below.

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

Store Count and Full-Time Equivalent (FTE) Headcount Growth — In response to the ‘pathway to profit’, we have increased our year-over-year store count and FTE head count as follows:

	June 2008	March 2008	December 2007	September 2007	June 2007
Store count	7.1%	6.8%	8.1%	9.7%	12.5%

Store personnel – FTE	16.2%	18.5%	18.8%	18.4%	13.7%
Distribution and manufacturing personnel– FTE	5.1%	10.9%	7.7%	12.8%	9.2%
Administrative and sales support personnel– FTE	3.1%	(5.9)%	1.5%	2.1%	4.4%

Total – FTE	12.4%	13.5%	14.1%	15.0%	11.5%

(Continued)

ITEM 2.	(Continued)

Store Size and Profitability1 — Approximately 90% and 91% of our sales in the second quarter of 2008 and 2007, respectively, were generated by our stores included in the table set forth below. Our remaining sales related to (1) our in-plant locations, (2) our direct Fastenal Cold Heading business, or (3) our direct import business. Our average store, excluding the business not sold through a store, had sales of $74,300 per month in the second quarter of 2007. This average grew 7.8% to $80,100 per month in the second quarter of 2008. The average age, number of stores and pre-tax margin data by store size for the second quarter of 2008 and 2007, respectively, were as follows:

Three months ended June 30, 2008
Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Margin Percentage
$0 to 30,000	2.4	383	16.9%	(22.8)%
$30,001 to 60,000	4.8	709	31.2%	10.3%
$60,001 to 100,000	7.4	550	24.2%	21.6%
$100,001 to $150,000	9.7	381	16.8%	26.1%
Over $150,000	12.9	249	11.0%	27.9%

Total		2,272	100.0%

Three months ended June 30, 2007
Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Margin Percentage
$0 to 30,000	2.0	431	20.3%	(19.9)%
$30,001 to 60,000	4.7	656	30.9%	11.4%
$60,001 to 100,000	7.2	503	23.7%	21.3%
$100,001 to $150,000	9.3	338	15.9%	24.4%
Over $150,000	13.1	194	9.1%	25.7%

Total		2,122	100.0%

Note – Amounts may not foot due to rounding difference.

As we indicated in April 2007, our goal over the five year period from 2007 to 2012 is to increase the sales of our average store to approximately $125,000 per month. This will shift the store mix emphasis from the first three categories ($0 to $30,000, $30,001 to $60,000, and $60,001 to $100,000) to the last three categories ($60,001 to 100,000, $100,001 to $150,000, and over $150,000), and we believe will allow us to leverage our fixed cost and increase our overall productivity.

[1]	Note – Dollar amounts in this section are presented in whole dollars, not thousands.

(Continued)

ITEM 2.	(Continued)

Impact of Fuel Prices During the Quarter — Rising fuel prices negatively impacted the year ended December 31, 2007 and the first six months of 2008. During the first and second quarters of 2007, total vehicle fuel costs averaged approximately $2.1 million and $2.5 million per month, respectively. During the first and second quarters of 2008, our total vehicle fuel costs averaged approximately $2.9 million and $3.7 million per month, respectively. The increase resulted from variations in fuel costs, increases in product sales, the increase in the number of vehicles necessary to support additional sales personnel and to support additional store locations, and was tempered by the freight initiative discussed below. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of goods and the fuel utilized in our store delivery vehicles which is included in operating and administrative expenses (the split is approximately 50:50 between distribution and store use).

In 2005, we introduced our new freight model as a means to continue to improve our operating performance. The freight model represents a focused effort to haul a higher percentage of our products utilizing the Fastenal trucking network (which operates at a substantial savings to external service providers because of our ability to leverage our existing routes) and to charge freight more consistently in our various operating units. This initiative positively impacted the latter two-thirds of 2005, all of 2006, all of 2007, and the first six months of 2008 despite the changes in average per gallon fuel costs shown in the following table:

	2007 – Quarter				2008 – Quarter
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Diesel fuel	$2.59	2.85	2.94	3.25	$3.47	4.30
Unleaded gasoline	$2.31	2.96	2.86	2.92	$3.07	3.65

The average price of a gallon of diesel fuel and unleaded gasoline increased by 50.9% and 23.3%, respectively, from the second quarter of 2007 to second quarter of 2008. Given the nature of our distribution business, these fluctuations in fuel prices can have a meaningful impact on our results. This impact is also covered later in our discussion about gross margin and operating and administrative expenses.

(Continued)

ITEM 2.	(Continued)

Statement of Earnings Information (percentage of net sales) —

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit margin	52.5%	50.6%	52.5%	50.3%

Operating and administrative expenses	32.5%	32.2%	32.1%	31.6%
Gain (loss) on sale of property and equipment	0.0%	0.0%	0.0%	0.1%

Operating income	19.9%	18.4%	20.4%	18.7%

Interest income	0.1%	0.1%	0.0%	0.1%

Earnings before income taxes	20.0%	18.5%	20.5%	18.8%

Note – Amounts may not foot due to rounding difference.

Gross profit margins for the first half and second quarter of 2008 increased over the same periods in 2007. The improvement was driven by several factors: (1) a focused effort to challenge our sales force to increase the gross margin on business with a lower than acceptable margin, (2) a focused effort to stay ahead of inflationary increases in product cost, (3) improvements in our direct sourcing operations, (4) continued focus on our freight initiative (discussed earlier), and (5) continued focus on our product availability within our network. This product availability focus centers on our ‘master stocking hub’ in Indianapolis, Indiana, and our efficient ability to pull product from store-to-store. Due to the benefit of item (4) above, the rising fuel costs discussed earlier had only a nominal negative impact on our gross margin early in the first quarter of 2008 and this reversed to a positive gross margin impact from late in the first quarter into the second quarter. This impact could prove more challenging if fuel costs continue to increase.

Operating and administrative expenses grew at a rate slightly faster than the rate of growth in net sales in the second quarter of 2008. As noted in the ‘pathway to profit’ discussion earlier in this report, we expect to see operating and administrative expenses grow at a rate slower than sales growth due to the added leverage that occurs as the size of our average store increases. On a positive note, we were able to leverage our occupancy costs for the first time since earlier in the decade. Occupancy expenses grew approximately 10.9% in the first quarter of 2008, 9.0% in the second quarter of 2008, and approximately 10.0% for the first six months of 2008. This leverage was due to the decrease in store openings pursuant to our ‘pathway to profit’ initiative.

(Continued)

ITEM 2.	(Continued)

As we have noted in the past, almost 70% of our operating and administrative expenses consist of payroll and payroll related costs. Our employee head count (measured on a full-time equivalent basis) increased 12.4% from June 2007 to June 2008. However, our net payroll costs increased approximately 18.9% and did not leverage. This de-leverage occurred because the commission and bonus component of payroll grew approximately 23.4% from the second quarter of 2007 to the second quarter of 2008 (this was driven at the store and district level). Our employees are rewarded for growth in gross profit dollars and pre-tax earnings. The gross profit margin expansion discussed earlier drove this reward faster than sales growth. The other component of operating and administrative expenses that experienced meaningful de-leverage was transportation cost. These costs grew approximately 36.4%, primarily driven by the increase in fuel costs discussed earlier and by the increase in the number of vehicles needed to support an expanded sales force.

The operating and administrative expenses for the six months of 2008 include $1,429 of additional compensation expense related to the adoption of new stock option accounting rules in early 2007. In the first six months of 2007, this expense was $383. We issued an additional grant of 275,000 shares in April 2008. These options, like the options issued in 2007, vest over a five to eight year period. The two option grants, when combined, will result in compensation expense of approximately $300 per month for the next four years; and dropping slightly in the remaining period. No other stock based compensation was outstanding during these periods.

Income taxes, as a percentage of earnings before income taxes, were approximately 38.3% and 38.8% for the first six months of 2008 and 2007, respectively. During the first quarter of 2007, we implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). As defined in FIN No. 48, we had a discrete event in each of the first and second quarters of 2007 which resulted in recognition of approximately $827 and $124 of additional tax, respectively. Absent this event, our tax rate would have been 38.3% for the first six months of 2007. This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and based on the level of profits in those jurisdictions.

Net earnings — Net earnings, net earnings per share, and their respective growth rates were as follows:

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Net earnings	$144,260	114,289	$76,166	60,256
Percentage change	26.2%	15.0%	26.4%	17.0%

Basic and diluted net earnings per share	$.97	.76	$.51	.40
Percentage change	27.6%	15.2%	27.5%	17.6%

We increased our net earnings in the second quarter and first six months of 2008 primarily due to the aforementioned growth in sales and in the gross margin percentage.

(Continued)

ITEM 2.	(Continued)

Working Capital — The year-over-year dollar and percentage growth related to accounts receivable and inventories were as follows:

Year-over-year change	Balance at June 30,		Twelve Month Dollar Change June 30,		Twelve Month Percentage Change June 30,

	2008	2007	2008	2007	2008	2007
Accounts receivable, net	$292,056	255,101	$36,955	27,040	14.4%	11.9%
Inventories	$507,989	471,561	$36,428	76,531	7.7%	19.4%

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

The accounts receivable increase of 11.9% from June 30, 2006 to June 30, 2007 represents a lag behind the daily sales increase of 14.8% in June 2007. The accounts receivable increase of 14.4% from June 30, 2007 to June 30, 2008 also represents a lag behind the 15.9% daily sales increase in June 2008. We continue to be pleased with the improvement in accounts receivable during 2007 and 2008, and with the related reduction in bad debt expense when compared to historical amounts.

The inventory increase from June 30, 2006 to June 30, 2007 of 19.4% is greater than the rate of sales growth of 13.3% from the second quarter of 2006 to the second quarter of 2007. The inventory increase from June 30, 2007 to June 30, 2008 of 7.7% is less than the rate of sales growth of 16.3% from the second quarter of 2007 to the second quarter of 2008. This improvement relates to our conscious decision to limit the growth of inventory in the future, to halt growth or decrease inventory in the short-term, to stock additional products in our Indianapolis, Indiana distribution center, and then to continually resize the existing store and distribution center inventory through a process we call ‘inventory re-distribution’.

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

Stock Repurchase and Dividends — On July 10, 2008, we issued a press release announcing our Board of Directors had authorized purchases by us of up to an additional 1,000,000 shares of our common stock (over and above previously authorized amounts). During the first six months of 2008, we purchased 200,000 shares of our outstanding stock at an average price of approximately $44.72 per share. Since June 30, 2008 (July 1 to July 20, 2008), we purchased 390,000 shares of stock at an average price of $43.62 per share. With the new authorization in July 2008 and the purchases to July 21, 2008, we have remaining authority to purchase up to approximately 1,410,000 additional shares of our common stock.

During the first half of 2008 we paid dividends totaling $37,280 (or $0.25 per share) to our shareholders. On July 10, 2008, we issued a press release announcing our Board of Directors had declared a second dividend for 2008, which will be paid during the third quarter of 2008, of $0.27 per share.

Critical Accounting Policies — A discussion of the critical accounting policies related to accounting estimates is contained in our 2007 Annual Report to Shareholders.

Liquidity and Capital Resources —

Cash flow activity was as follows:

	Six months ended June 30,
	2008	2007
Net cash provided by operating activities	$114,685	107,773
Net cash used in investing activities	$49,448	12,900
Net cash used in financing activities	$46,224	57,431

(Continued)

ITEM 2.	(Continued)

Cash flow activity as a percentage of net earnings was as follows:

	Six months ended June 30,
	2008	2007
Net cash provided by operating activities	79.5%	94.3%
Net cash used in investing activities	34.3%	11.3%
Net cash used in financing activities	32.0%	50.3%

Net cash provided by operating activities has increased from the prior year as the growth in net earnings was aided by improving trends in working capital management (discussed earlier). This improvement was partially offset by the timing of payments for our profit sharing bonuses and income taxes; both of which increased in meaningful fashion due to our increase in pre-tax earnings.

Net cash used in investing activities changed primarily due to changes in property and equipment.

Property and equipment expenditures in the first six months of 2008 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, (6) the expansion of Fastenal’s distribution/trucking fleet, (7) the cost related to the relocation of our new Dallas, Texas distribution center, and (8) the cost related to the expansion of our Indianapolis, Indiana master distribution center. The dramatic increase in 2008 from the same period in 2007 related primarily to items (7) and (8). Disposals of property and equipment consisted of the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business and the disposition of real estate relating to several store locations.

Cash requirements for these expenditures were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of June 30, 2008, we had no material outstanding commitments for capital expenditures. We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from our borrowing capacity.

Net cash used in financing activities consisted of the payment of dividends and cash outflow needed to fund the stock repurchase discussed earlier.

A discussion of the nature and amount of future cash commitments is contained in our 2007 Annual Report to Shareholders.

(Continued)

ITEM 2.	(Continued)

Certain Risks and Uncertainties — This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding (1) working capital goals and expected return on total assets when working capital is appropriately managed, (2) the outcome of our long term growth strategy, ‘pathway to profit’, including planned decreases in the rate of new store openings, planned additions to our sales personnel, the expected funding of such additions out of cost savings resulting from the slowing of the rate of new store openings, the growth in average store sales expected to result from this strategy, and our ability to capture leverage, working capital efficiency and improved productivity expected to result from this strategy, (3) the expected amount of future compensation expense resulting from existing stock options, and (4) the funding of expansion plans. The following factors are among those that could cause the Company’s actual results to differ materially from those predicted in such forward-looking statements: (i) an upturn or downturn in the economy could cause store openings to change from that expected, and could impact the rate at which additional sales personnel are added, our ability to grow average store sales by adding sales personnel, and our ability to capture leverage and manage support labor, (ii) a change, from that projected, in the number of markets able to support future store sites could impact the rate of new store openings, (iii) our ability to successfully attract and retain additional qualified sales personnel, the success of our additional sales personnel, and our ability to successfully change our sales process could adversely impact our ability to grow average store sales, (iv) a change in accounts receivable collections, a change in the economy from that currently being experienced, a change in buying patterns, or a change in vendor production lead times could cause us to fail to attain our goals regarding working capital and rates of return on assets, and (v) a change in accounting for stock-based compensation or the assumptions used could change the amount of stock-based compensation recognized. A discussion of other risks and uncertainties which could cause the Company’s operating results to vary from anticipated results or which could materially adversely affect the Company’s business, financial condition or operating results is included in the Company’s most recently filed Annual Report on Form 10-K (Item 1A of Part I) and in the Company’s most recent Annual Report to Shareholders (under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). We assume no obligation to update any forward looking statements or any discussions of risks and uncertainties.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks from changes in interest rates, foreign currency exchange rates, commodity steel pricing, and commodity fuel prices. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:

Interest Rates — We have a line of credit totaling $40 million which expires on June 1, 2009. The line bears interest at 0.9% over the LIBOR rate. On June 30, 2008 there was $0 outstanding on the line. We pay no fee for the unused portion of the line of credit.

Foreign Currency Exchange Rates — Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at June 30, 2008.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
June 1, 2008 to June 30, 2008	200,000	$44.72	200,000	1,800,000	[2]

[1]

On November 26, 2007, we announced that our Board of Directors had authorized purchases by us of up to 1,000,000 shares of our common stock (over and above previously authorized amounts). On July 10, 2008, we announced that our Board of Directors had authorized purchases up to an additional 1,000,000 shares of our common stock (over and above previously authorized amounts). All of the purchases described in the table were made pursuant to these authorizations on a first-in, first-out (or FIFO) basis.

[2]

Of the remaining 1,800,000 shares as of June 30, 2008, 800,000 are related to the November 2007 authorization and 1,000,000 are related to the July 2008 authorization. We have made since June 30, 2008, and may continue to make repurchases under both of these authorizations.

None of the above-described authorizations have an expiration date.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of shareholders held on April 15, 2008, two matters were put to a vote of the shareholders. Proxies were solicited from shareholders unable to attend the meeting. Proxy votes are included in the results that follow.

Matter 1.	To elect a Board of nine directors, to serve until the next regular meeting of shareholders or until their successors have been duly elected and qualified.

The existing nine directors were nominated. There were no other nominations. The nine nominees each received and had withheld the number of votes set forth opposite their names below:

Name of Director	Total Number of Votes Cast For	Total Number of Votes Withheld
Robert A. Kierlin*	109,267,183	22,416,086
Stephen M. Slaggie*	113,500,818	18,182,451
Michael M. Gostomski*	130,991,044	692,225
Henry K. McConnon*	130,982,322	700,947
Robert A. Hansen*	131,207,449	475,820
Willard D. Oberton	113,077,771	18,605,498
Reyne K. Wisecup	113,052,058	18,631,211
Michael J. Dolan*	131,216,506	466,763
Hugh L. Miller*	131,216,233	467,046

*	Independent director as defined under the listing standards of The NASDAQ Global Select Market.

There were no broker non-votes. Abstentions totaled 455,286 shares.

Matter 2.	To ratify the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 2008.

Voting to adopt were 129,399,341 shares. Voting against the adoption were 2,087,154 shares. There were no broker non-votes. Abstentions totaled 196,744 shares.

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

FASTENAL COMPANY

/s/ Willard D. Oberton
(Willard D. Oberton, Chief Executive Officer)
(Duly Authorized Officer)

Date July 23, 2008	/s/ Daniel L. Florness
(Daniel L. Florness, Chief Financial Officer)
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	(Incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company	(Incorporated by reference to Fastenal Company’s Form 10-K for the year ended December 31, 2007)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed