Form 10-Q
period 2008-09-30
FASTENAL CO
filed 2008-10-22
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008, or

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at October 20, 2008
Common Stock, $.01 par value	148,530,712

FASTENAL COMPANY

PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

	(Unaudited) September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$52,107	57,220
Marketable securities	228	159
Trade accounts receivable, net of allowance for doubtful accounts of $2,338 and $2,265, respectively	309,184	236,331
Inventories	537,643	504,592
Deferred income tax assets	16,020	14,702
Other current assets	65,852	67,767

Total current assets	981,034	880,771
Marketable securities	1,463	1,950
Property and equipment, less accumulated depreciation	322,657	276,627
Other assets, less accumulated amortization	3,738	3,713

Total assets	$1,308,892	1,163,061

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$74,699	55,353
Accrued expenses	90,184	75,565
Income taxes payable	7,123	6,873

Total current liabilities	172,006	137,791

Deferred income tax liabilities	15,109	15,109

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 200,000,000 shares authorized, 148,530,712 and 149,120,712 shares issued and outstanding, respectively	1,485	1,491
Additional paid-in capital	625	227
Retained earnings	1,111,812	996,050
Accumulated other comprehensive income	7,855	12,393

Total stockholders’ equity	1,121,777	1,010,161

Total liabilities and stockholders’ equity	$1,308,892	1,163,061

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	(Unaudited) Nine months ended September 30,		(Unaudited) Three months ended September 30,
	2008	2007	2008	2007
Net sales	$1,795,466	1,542,613	625,037	533,750

Cost of sales	850,564	759,605	294,154	261,726

Gross profit	944,902	783,008	330,883	272,024

Operating and administrative expenses	593,771	498,290	213,310	173,178
Gain (loss) on sale of property and equipment	(199)	85	46	2

Operating income	350,932	284,803	117,619	98,848

Interest income	635	1,140	167	464

Earnings before income taxes	351,567	285,943	117,786	99,312

Income tax expense	134,398	109,512	44,877	37,170

Net earnings	$217,169	176,431	72,909	62,142

Basic and diluted net earnings per share	$1.46	1.17	0.49	0.41

Basic weighted average shares outstanding	148,933	150,878	148,573	150,462

Diluted weighted average shares outstanding	148,933	150,878	148,573	150,462

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	(Unaudited) Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$217,169	176,431
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	29,153	27,959
Loss (gain) on sale of property and equipment	199	(85)
Bad debt expense	5,527	4,313
Deferred income taxes	(1,318)	1,256
Stock based compensation	2,313	1,234
Amortization of non-compete agreement	50	50
Changes in operating assets and liabilities:
Trade accounts receivable	(78,380)	(53,519)
Inventories	(33,051)	(32,827)
Other current assets	1,915	1,247
Accounts payable	19,346	13,598
Accrued expenses	14,619	7,687
Income taxes payable	250	2,981
Other	(4,062)	10,103

Net cash provided by operating activities	173,730	160,428

Cash flows from investing activities:
Purchase of property and equipment	(79,006)	(36,592)
Proceeds from sale of property and equipment	3,624	5,460
Net decrease in marketable securities	418	8,006
Increase in other assets	(75)	(256)

Net cash used in investing activities	(75,039)	(23,382)

Cash flows from financing activities:
Purchase of common stock	(25,955)	(37,078)
Payment of dividends	(77,371)	(66,216)

Net cash used in financing activities	(103,326)	(103,294)

Effect of exchange rate changes on cash	(478)	1,047

Net (decrease) increase in cash and cash equivalents	(5,113)	34,799
Cash and cash equivalents at beginning of period	57,220	19,346

Cash and cash equivalents at end of period	$52,107	54,145

Supplemental disclosure of cash flow information:
Cash paid during each period for:
Income taxes	$134,148	106,531

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

September 30, 2008 and 2007

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

The options vest and become exercisable over a period of up to eight years. Each option will terminate, to the extent not previously exercised, 13 months after the end of the relevant vesting period. No options under either of these grants were vested as of September 30, 2008.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

September 30, 2008 and 2007

(Unaudited)

Compensation expense equal to the grant date fair value will be recognized for these awards over the vesting period. The stock-based compensation expense for the nine month periods ended September 30, 2008 and 2007 was $2,313 and $1,234, respectively. Unrecognized compensation expense related to outstanding stock options as of September 30, 2008 was $21,410, pre-tax, and is expected to be recognized over a weighted average period of 7.20 years. Any future changes in estimated forefeitures will impact this amount.

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

	Options Granted
	April 2008	April 2007
Weighted-average expected life of option in years	5.0	4.9
Weighted-average volatility	30.7%	31.6%
Risk-free interest rate	2.7%	4.6%
Expected dividend yield	1.0%	1.0%
Weighted-average grant date fair value of stock option	$15.50	$11.36

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

September 30, 2008 and 2007

(Unaudited)

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to our employee stock option plan:

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Basic - weighted shares outstanding	148,933	150,878	148,573	150,462
Weighted shares assumed upon exercise of stock options	—	—	—	—

Diluted - weighted shares outstanding	148,933	150,878	148,573	150,462

Any dilutive impact summarized above would relate to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive option securities then outstanding.

(3)	Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Net earnings	$217,169	176,431	72,909	62,142

Translation adjustment	(4,547)	11,164	(3,571)	4,772
Change in marketable securities	9	(15)	2	32

Total comprehensive income	$212,631	187,580	69,340	66,946

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

September 30, 2008 and 2007

(Unaudited)

(4)	Unrealized Investment Gains and Losses

The following tables show the fair value and the gross unrealized gains and losses of our investments. This information is aggregated by the investment category and maturity of the investment.

	September 30, 2008
	Current		Non-Current		Total
Description	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
State and municipal bonds	$213	—	1,463	(22)	$1,676	(22)
Certificates of deposit or money market	15	—	—	—	15	—

Total	$228	—	1,463	(22)	$1,691	(22)

	September 30, 2007
	Current		Non-Current		Total
Description	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
Federal mortgage backed security	$4,299	(15)	—	—	$4,299	(15)
State and municipal bonds	—	—	2,064	—	2,064	—
Certificates of deposit or money market	161	—		—	161	—

Total	$4,460	(15)	2,064	—	$6,524	(15)

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

September 30, 2008 and 2007

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

The unrealized losses on our investments at the end of the periods were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality and because we have the ability and intent to hold these investments until recovery of the fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2008 and 2007.

(5)	Operating Leases with Guarantees

We lease certain pick-up trucks under operating leases. These leases typically have a 72-month term and include an early buy out clause we generally exercise, thereby giving the leases an effective term of 15-20 months. Certain operating leases for vehicles contain residual value guarantee provisions, which could become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration, of the leases that contain residual value guarantees, is approximately $15,468 at September 30, 2008. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote, except for a $3,132 loss on disposal reserve provided at September 30, 2008.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

September 30, 2008 and 2007

(Unaudited)

(6)	Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). This interpretation, which we adopted on January 1, 2007, clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Implementation of FIN No. 48 on January 1, 2007 resulted in no adjustment to our recorded liability for unrecognized tax benefits. On the date of adoption, our total amount of gross unrecognized tax benefits was $4,676. Included in this liability for unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense.

During the nine month and three month periods ended September 30, 2008, there were no changes to the total gross unrecognized tax benefits of $5,143. During the nine months ended September 30, 2007, we reduced the $4,676 liability recognized on the date of adoption discussed above by $2,619 ($395 of this was for interest and penalties). This reduction was due to the settlement of certain state jurisdiction tax positions.

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

Business Overview— Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of over 2,300 company owned stores. Most of our customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance and repair operations (MRO). Other users of our product include farmers, truckers, railroads, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our stores and customers are primarily located in North America.

Financial Overview— During 2007 and the first nine months of 2008, the weakness of the global industrial environment negatively impacted our business. During most of 2006, the strength of the global industrial environment positively impacted our performance. The impact of the economy is best reflected in the growth performance of our stores opened greater than ten years ago (store sites opened as follows: 2008 group – opened 1998 and earlier, and 2007 group – opened 1997 and earlier) and opened greater than five years ago (store sites opened as follows: 2008 group – opened 2003 and earlier, and 2007 group – opened 2002 and earlier). These two groups of stores are more cyclical due to the increased market share they enjoy in their local markets. The stores opened greater than two years ago represent a consistent “same store” view of our business (store sites opened as follows: 2008 group – opened 2006 and earlier, and 2007 group – opened 2005 and earlier). The daily sales growth rate for each of these groups was as follows:

	Nine months ended September 30,		Three months ended September 30,
Store Age	2008	2007	2008	2007
Opened greater than 10 years ago	8.6%	4.2%	9.4%	3.8%

Opened greater than 5 years ago	9.9%	5.4%	9.9%	5.8%

Opened greater than 2 years ago	11.9%	7.0%	11.5%	6.3%

Note: The age groups above are measured as of the last day of each respective year.

(Continued)

ITEM 2.	(Continued)

Despite the ‘daily headline stories’ and the belief that the economy, in which our customers operate, has weakened over the last twelve months, the daily sales growth rate in our stores opened greater than ten and five years has strengthened and is comparable to the daily sales growth rates we have historically seen during periods with a strong economic backdrop. The strength in the 2008 growth rates is influenced by two items: (1) the sales growth driven by the increase in the rate at which new outside sales personnel are added to existing stores pursuant to our ‘Pathway to Profit’ initiative, discussed later, and (2) the impact of inflation related to steel based products and rising energy costs which has resulted in an increase in sales prices, when weighted across all products, of approximately 2% to 4%.

Sales Growth— Net sales and growth rates in net sales were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Net sales	$1,795,466	1,542,613	625,037	533,750
Percentage change	16.4%	13.4%	17.1%	13.5%

The increase in net sales in the first nine months and the third quarter of 2008 came primarily from higher unit sales, and to a lesser degree, increases in prices. The higher unit sales resulted from increases in sales at older store locations (discussed earlier) and the opening of new store locations in 2007 and 2008.

The mix of sales from the original fastener product line and from the newer product lines was as follows:

	Nine months ended September 30,		Three months ended September 30,
Product line	2008	2007	2008	2007
Fastener product line	50.8%	50.9%	51.3%	50.5%
Newer product lines	49.2%	49.1%	48.7%	49.5%

(Continued)

ITEM 2.	(Continued)

Daily sales growth rates for the twelve months of 2006 and 2007, and the first nine months of 2008, were as follows (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2006	23.9%	21.3%	21.1%	19.1%	19.2%	20.6%	19.7%	20.7%	16.1%	15.9%	16.3%	17.7%
2007	12.6%	11.8%	15.5%	12.0%	13.2%	14.8%	13.9%	13.4%	13.7%	14.7%	15.2%	16.8%
2008	15.6%	15.0%	16.9%	17.1%	16.0%	15.9%	14.8%	16.4%	14.3%

The strong growth in 2006 generally represents a continuation of the strong environments experienced in 2004 and 2005. The growth in 2007 generally represents a weakening environment which began in late 2006. The final three months of 2007 continued in the same variable fashion as the previous nine months but showed consistent improvement from the third quarter daily sales growth rate of 13.7%. This improvement has remained in the first nine months of 2008. The first and second quarters of 2008 were influenced by the timing of Easter, which occurred in March 2008 versus April 2007. This had a positive impact on growth in March 2008 and a negative impact on growth in April 2008. The third quarter of 2008 was also influenced by variations in the number of business days versus 2007. This was most pronounced in September 2008 which had 21 business days versus 19 in September 2007. This had a dampening effect on September 2008’s daily average sales growth as some of our customer’s purchases are based more on monthly budgets rather than daily consumption. We believe the improvement in the final months of 2007 and the first nine months of 2008 were driven, in part, by our ‘pathway to profit’ initiative described below.

Pathway To Profit— During April 2007 we disclosed our intention to alter the growth drivers of our business. For most of the last decade, we have used store openings as the primary growth driver of our business (opening approximately 14% new stores each year). As announced in April 2007, we intend to add outside sales personnel into existing stores at a faster rate than historical patterns. We intend to fund this sales force expansion with the occupancy savings generated by opening stores at the rate of 7% to 10% per year (we opened approximately 8.1% new stores in 2007 or 161 stores) versus the historical rate of approximately 14%. Our goal is four-fold: (1) to continue growing our business at a similar rate with the new outside sales investment model, (2) to grow the sales of our average store from $80 thousand to $125 thousand per month during the five year period from 2007 to 2012, (3) to enhance the profitability of the overall business by capturing the natural expense leverage that has historically occurred in our existing stores as their sales grow, and (4) to improve the performance of our business due to the more efficient use of working capital (primarily inventory) as our average store size increases.

(Continued)

ITEM 2.	(Continued)

Store Count and Full-Time Equivalent (FTE) Headcount Growth— In response to the ‘pathway to profit’, we have increased our year-over-year store count and average FTE head count for the three month period ended as follows:

	September 2008	June 2008	March 2008	December 2007	September 2007
Store count growth	7.2%	7.1%	6.8%	8.1%	9.7%

Store personnel – FTE	14.4%	17.5%	18.3%	18.0%	14.9%
Distribution and manufacturing personnel– FTE	4.6%	9.1%	8.8%	9.4%	9.5%
Administrative and sales support personnel– FTE	3.1%	(3.0)%	(3.4)%	2.3%	3.7%

Total – FTE headcount growth	11.0%	13.0%	13.3%	14.0%	12.2%

(Continued)

ITEM 2.	(Continued)

Store Size and Profitability— Approximately 91% of our sales in the third quarter of 2008 and 2007 were generated by our stores included in the table set forth below. Our remaining sales related to (1) our in-plant locations, (2) our direct Fastenal Cold Heading business, or (3) our direct import business. Our average store, excluding the business not sold through a store, had sales of $75,100 per month in the third quarter of 2007. This average grew to $82,200 per month in the third quarter of 2008. The average age, number of stores and pre-tax margin1 data by store size for the third quarter of 2008 and 2007, respectively, were as follows:

	Three months ended September 30, 2008
Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Margin Percentage	Proforma Adjustment[1]	Proforma Pre-Tax Margin Percentage[1]
$0 to 30,000	2.3	355	15.4%	(26.2)%	1.3%	(24.9)%
$30,001 to 60,000	4.7	733	31.9%	8.6%	1.3%	9.9%
$60,001 to 100,000	7.1	577	25.1%	19.9%	1.3%	21.2%
$100,001 to $150,000	9.6	366	15.9%	25.1%	1.3%	26.4%
Over $150,000	12.7	269	11.7%	27.0%	1.3%	28.3%

Total		2,300	100.0%

[1]

The pre-tax margin percentage in the table above excludes the impact of the legal settlement discussed later in this release. We included a reconciliation of the impact of the legal settlement to provide a comparative view to the 2007 table below.

	Three months ended September 30, 2007
Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Margin Percentage
$0 to 30,000	2.0	428	19.9%	(18.9)%
$30,001 to 60,000	4.6	661	30.8%	10.1%
$60,001 to 100,000	7.2	511	23.8%	20.7%
$100,001 to $150,000	8.9	357	16.6%	24.4%
Over $150,000	12.9	189	8.8%	26.0%

Total		2,146	100.0%

Note – Amounts may not foot due to rounding difference.

As we indicated in April 2007, our goal over the five year period from 2007 to 2012 is to increase the sales of our average store from $80,000 to $125,000 per month. This will shift the store mix emphasis from the first three categories ($0 to $30,000, $30,001 to $60,000, and $60,001 to $100,000) to the last three categories ($60,001 to 100,000, $100,001 to $150,000, and over $150,000), and we believe will allow us to leverage our fixed costs and increase our overall productivity.

Note – Dollar amounts in the foregoing section are presented in whole dollars, not thousands.

(Continued)

ITEM 2.	(Continued)

Impact of Fuel Prices During the Quarter— Rising fuel prices negatively impacted the year ended December 31, 2007 and the first nine months of 2008. During the first, second, and third quarters of 2007, total vehicle fuel costs averaged approximately $2.1 million, $2.5 million, and $2.4 million per month, respectively. During the first, second, and third quarters of 2008, our total vehicle fuel costs averaged approximately $2.9 million, $3.7 million, and $3.7 million per month, respectively. The increase resulted from variations in fuel costs, the freight initiative discussed below, increases in product sales, and the increase in the number of vehicles necessary to support additional sales personnel and to support additional store locations. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of goods and the fuel utilized in our store delivery vehicles which is included in operating and administrative expenses (the split is approximately 50:50 between distribution and store use).

In 2005, we introduced our new freight model as a means to continue to improve our operating performance. The freight model represents a focused effort to haul a higher percentage of our products utilizing the Fastenal trucking network (which operates at a substantial savings to external service providers because of our ability to leverage our existing routes) and to charge freight more consistently in our various operating units. This initiative positively impacted the latter two-thirds of 2005, all of 2006, all of 2007, and the first nine months of 2008 despite the changes in our average per gallon fuel costs shown in the following table:

	2007 – Quarter				2008 – Quarter
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Diesel fuel	$2.59	$2.85	$2.94	$3.25	$3.47	$4.30	$4.38
Unleaded gasoline	$2.31	$2.96	$2.86	$2.92	$3.07	$3.65	$3.85

The average price of a gallon of diesel fuel and a gallon of unleaded gasoline increased by 49.0% and 34.6%, respectively, from the third quarter of 2007 to the third quarter of 2008. Given the nature of our distribution business, these fluctuations in fuel prices can have a meaningful impact on our results. This impact is also covered later in our discussion about gross margin and operating and administrative expenses.

(Continued)

ITEM 2.	(Continued)

LEGAL SETTLEMENT— On August 29, 2008 we announced that we had reached a preliminary agreement to settle a purported class action lawsuit relating to the classification of our Assistant General Managers as exempt for purposes of the overtime provisions of the Fair Labor Standards Act (FLSA) and California, Oregon, and Pennsylvania state statutes. This suit also alleged that Assistant General Managers in California did not receive sufficient meal breaks and paid rest periods under the California Labor Code. (Note: This case was originally reported on our Form 10-Q for the quarter ended September 30, 2007, filed on October 31, 2007.)

While we deny the allegations underlying the lawsuit, we decided to enter into the settlement agreement in order to avoid significant legal fees, the uncertainty of a jury trial, distractions to our operations, and other expenses and management time that would have to be devoted to protracted litigation. The settlement, which is still subject to court approval, fully resolves all claims brought by the plaintiffs in this lawsuit. Pursuant to the settlement, we will make a cash payment of $10 million to cover claims by eligible class members, plaintiff attorneys’ fees and costs, and payments to the named plaintiffs. The expense for this settlement was recorded in the results for the third quarter ended September 30, 2008. We do not expect the settlement to have any material impact on our operating results going forward.

This expense negatively impacted our earnings, and consequently, negatively impacted the incentive bonus paid to our district, regional, and company leadership. The expense related to this legal settlement lowered our bonus payout by approximately $1.8 million for the third quarter of 2008. After factoring in the reduction of our bonus payout, this legal settlement resulted in a pre-tax expense of approximately $8.2 million for the quarter, or just over $0.03 per share (after-tax). We have added comparisons to the following discussion regarding our statement of earnings information to quantify the impact of this settlement to the reported percentages. Our management believes that providing such information permits investors to more easily compare results for 2008 with those for prior periods and gives investors a more accurate picture of our underlying operating results before charges that are considered by management to be non-recurring.

(Continued)

ITEM 2.	(Continued)

Statement of Earnings Information (percentage of net sales)—

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit margin	52.6%	50.8%	52.9%	51.0%

Operating and administrative expenses	33.1%	32.3%	34.1%	32.4%
Gain (loss) on sale of property and equipment	0.0%	0.0%	0.0%	0.0%

Operating income	19.5%	18.5%	18.8%	18.5%

Interest income	0.0%	0.1%	0.0%	0.1%

Earnings before income taxes	19.6%	18.5%	18.8%	18.6%

Note – Amounts may not foot due to rounding difference.

Impact of Legal Settlement: The percentages stated above for operating and administrative expenses, operating income, and earnings before income taxes were reduced by approximately 0.5 percentage points for the nine months period ended September 30, 2008 and by approximately 1.3 percentage points for the three month period ended September 30, 2008. Adjusted for the impact the (1) operating and administrative expenses would have been 32.6% (versus the reported 33.1%) and 32.8% (versus the reported 34.1%) for the nine and three months ended September 30, 2008, respectively; (2) operating income would have been 20.0% (versus the reported 19.5%) and 20.1% (versus the reported 18.8%) for the nine and three months ended September 30, 2008, respectively; and (3) earnings before income taxes would have been 20.1% (versus the reported 19.6%) and 20.1% (versus the reported 18.8%) for the nine and three months ended September 30, 2008, respectively.

Gross profit margins for the first nine months and third quarter of 2008 increased over the same periods in 2007. The improvement was driven by several factors: (1) a focused effort to challenge our sales force to increase the gross margin on business with a lower than acceptable margin, (2) a focused effort to stay ahead of inflationary increases in product cost, (3) improvements in our direct sourcing operations, (4) continued focus on our freight initiative (discussed earlier), and (5) continued focus on our product availability within our network. This product availability focus centers on our ‘master stocking hub’ in Indianapolis, Indiana, and our efficient ability to pull product from store-to-store. Due to the benefit of item (4) above, the rising fuel costs discussed earlier had only a nominal negative impact on our gross margin early in the first quarter of 2008 and this reversed to a positive gross margin impact from late in the first quarter into the second and third quarters. This impact could prove more challenging if fuel costs continue to increase.

(Continued)

ITEM 2.	(Continued)

Operating and administrative expenses grew at a rate slightly faster than the rate of growth in net sales in the third quarter of 2008. As noted in the ‘pathway to profit’ discussion earlier in this release, we expect to see operating and administrative expenses grow at a rate slower than sales growth due to the added leverage that occurs as the size of our average store increases. The legal settlement noted earlier negatively impacted our ability to leverage our sales growth.

As we have noted in the past, almost 70% of our operating and administrative expenses consist of payroll and payroll related costs. Our net payroll costs for the third quarter increased approximately 14.2% and did have positive leverage. Absent the legal settlement, our net payroll would have grown 15.9% in the third quarter due to a higher bonus payout and would have still achieved positive leverage. This leverage did not occur in the first two quarters because the commission and bonus component of payroll grew faster than sales growth. Our employees are rewarded for growth in gross profit dollars and pre-tax earnings. The gross profit margin expansion discussed earlier drove this reward faster than sales growth in each of the first three quarters of 2008.

The operating and administrative expenses for the first nine months of 2008 include $2,313 of additional compensation expense related to the adoption of new stock option accounting rules in early 2007. In the first nine months of 2007, this expense was $1,234. We issued an additional option grant of 275,000 shares in April 2008. These options, like the options issued in 2007, vest over a five to eight year period. The two option grants, when combined, will result in compensation expense of approximately $300 per month for the next four years; and dropping slightly in the remaining period. No other stock based compensation was outstanding during these periods.

During 2008 we have been able to leverage our occupancy costs for the first time since earlier in the decade. Occupancy expenses grew approximately 10.9%, 9.0%, 11.9% in the first, second, and third quarter of 2008, respectively, and approximately 10.6% for the first nine months of 2008. The occupancy leverage was due to the decrease in the rate of store openings pursuant to our ‘pathway to profit’ initiative. The other component of operating and administrative expenses that experienced meaningful de-leverage was transportation cost. These costs grew approximately 25.6%, 28.5%, and 33.3% in the first, second, and third quarter of 2008, respectively, and approximately 29.2% for the first nine months of 2008. This increase was primarily driven by the increase in fuel costs discussed earlier and by the increase in the number of vehicles needed to support an expanded sales force.

Income taxes, as a percentage of earnings before income taxes, were approximately 38.2% and 38.3% for the first nine months of 2008 and 2007, respectively. During the first quarter of 2007, we implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). As defined in FIN No. 48, we had a discrete event in each of the first and second quarters of 2007 which resulted in recognition of approximately $827 and $124 of additional tax, respectively, and an event in the third quarter of 2007 which resulted in a reduction of income tax expense of $767. Absent these events, our tax rate would have been 38.2% for the first nine months of 2007. This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and based on the level of profits in those jurisdictions.

(Continued)

ITEM 2.	(Continued)

Net earnings— Net earnings, net earnings per share, and their respective growth rates were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Net earnings	$217,169	176,431	$72,909	62,142
Percentage change	23.1%	15.0%	17.3%	14.9%

Basic and diluted net earnings per share	$1.46	1.17	$.49	.41
Percentage change	24.8%	14.7%	19.5%	13.9%

We increased our net earnings in the first nine months and third quarter of 2008 primarily due to the aforementioned growth in sales and in the gross margin percentage.

Working Capital— The year-over-year dollar and percentage growth related to accounts receivable and inventories were as follows:

	Balance at September 30,		Twelve Month Dollar Change September 30,		Twelve Month Percentage Change September 30,
	2008	2007	2008	2007	2008	2007
Accounts receivable, net	$309,184	258,738	$50,446	26,647	19.5%	11.5%
Inventories	$537,643	488,824	$48,819	70,129	10.0%	16.7%

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

The accounts receivable increase of 19.5% from September 2007 to September 2008 was driven by two extra selling days in September 2008 which resulted in a total sales increase of 26.4% for September. The inventory increase from September 2007 to September 2008 of 10.0% is less than the rate of sales growth of 17.1% from the third quarter of 2007 to the third quarter of 2008. This improvement relates to our conscious decision to limit the growth of inventory in the future, to halt growth or decrease inventory in the short-term, to stock additional products in our Indianapolis, Indiana distribution center, and then to continually resize the existing store and distribution center inventory through a process we call inventory re-distribution.

(Continued)

ITEM 2.	(Continued)

As we indicated in earlier communications, our short-term goals center on our ability to move the ratio of annual sales to accounts receivable and inventory (Annual Sales: AR&I) back to better than a 3.0:1 ratio (on December 31, 2007, we had a ratio of 2.8:1). Historically, we have been able to achieve a 20% after tax return on total assets (our historical internal goal) when our Annual Sales: AR&I ratio is at or above 3.0:1.

Stock Repurchase and Dividends— On July 10, 2008, we issued a press release announcing our Board of Directors had authorized purchases by us of up to an additional 1,000,000 shares of our common stock (over and above previously authorized amounts). During the first nine months of 2008, we purchased 590,000 shares of our outstanding stock at an average price of approximately $43.99 per share. With the new authorization in 2008, we have remaining authority to purchase up to approximately 1,410,000 additional shares of our common stock.

During the first nine months of 2008 and 2007, we paid dividends totaling $77,371 (or $0.52 per share) and $66,216 (or $0.44 per share), respectively, to our shareholders.

Critical Accounting Policies— A discussion of the critical accounting policies related to accounting estimates is contained in our 2007 Annual Report to Shareholders.

Liquidity and Capital Resources—

Cash flow activity was as follows:

	Nine months ended September 30,
	2008	2007
Net cash provided by operating activities	$173,730	160,428
Net cash used in investing activities	$75,039	23,382
Net cash used in financing activities	$103,326	103,294

Cash flow activity as a percentage of net earnings was as follows:

	Nine months ended September 30,
	2008	2007
Net cash provided by operating activities	80.0%	90.9%
Net cash used in investing activities	34.6%	13.3%
Net cash used in financing activities	47.6%	58.5%

(Continued)

ITEM 2.	(Continued)

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

Property and equipment expenditures in the first nine months of 2008 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, (6) the expansion of Fastenal’s distribution/trucking fleet, (7) the cost related to the relocation of our new Dallas, Texas distribution center, and (8) the cost related to the expansion of our Indianapolis, Indiana master distribution center. The dramatic increase in 2008 from the same period in 2007 related primarily to items (7) and (8). Disposals of property and equipment consisted of the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business and the disposition of real estate relating to several store locations.

Cash requirements for these expenditures were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of September 30, 2008, we had no material outstanding commitments for capital expenditures. We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from our borrowing capacity.

Net cash used in financing activities consisted of the payment of dividends and cash outflow needed to fund the stock repurchase discussed earlier.

A discussion of the nature and amount of future cash commitments is contained in our 2007 Annual Report to Shareholders.

(Continued)

ITEM 2.	(Continued)

Certain Risks and Uncertainties— This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding (1) working capital goals and expected return on total assets when working capital is appropriately managed, (2) the outcome of our long term growth strategy, ‘pathway to profit’, including planned decreases in the rate of new store openings, planned additions to our outside sales personnel, the expected funding of such additions out of cost savings resulting from the slowing of the rate of new store openings, the growth in average store sales expected to result from this strategy, and our ability to capture leverage, working capital efficiency and improved productivity expected to result from this strategy, (3) the expected amount of future compensation expense resulting from existing stock options, (4) the expected final settlement of our current class action lawsuit, and (5) the funding of expansion plans. The following factors are among those that could cause the Company’s actual results to differ materially from those predicted in such forward-looking statements: (i) an upturn or downturn in the economy could cause store openings to change from that expected, and could impact the rate at which additional sales personnel are added, our ability to grow average store sales by adding sales personnel, and our ability to capture leverage and manage support labor, (ii) a change, from that projected, in the number of markets able to support future store sites could impact the rate of new store openings, (iii) our ability to successfully attract and retain additional qualified sales personnel, the success of our additional sales personnel, and our ability to successfully change our sales process could adversely impact our ability to grow average store sales, (iv) a change in accounts receivable collections, a change in the economy from that currently being experienced, a change in buying patterns, or a change in vendor production lead times could cause us to fail to attain our goals regarding working capital and rates of return on assets, (v) a failure of the judge to approve the pending settlement of our class action lawsuit could effect the costs of the proceedings and the impact of the proceedings on our operations going forward, (vi) an inadequate participation in the class for the pending settlement of our class action lawsuit could cause us to rescind the proposed settlement, and (vii) a change in accounting for stock-based compensation or the assumptions used could change the amount of stock-based compensation recognized. A discussion of other risks and uncertainties which could cause the Company’s operating results to vary from anticipated results or which could materially adversely affect the Company’s business, financial condition or operating results is included in the Company’s most recently filed Annual Report on Form 10-K (Item 1A of Part I) and in the Company’s most recent Annual Report to Shareholders (under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). We assume no obligation to update any forward looking statements or any discussions of risks and uncertainties.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks from changes in interest rates, foreign currency exchange rates, commodity steel pricing, and commodity fuel prices. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:

Interest Rates— We have a line of credit totaling $40 million which expires on June 1, 2009. The line bears interest at 0.9% over the LIBOR rate. On September 30, 2008 there was $0 outstanding on the line. We pay no fee for the unused portion of the line of credit.

Foreign Currency Exchange Rates— Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at September 30, 2008.

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

Commodity Fuel Prices— We have market risk for changes in unleaded gasoline and diesel fuel. Historically this risk has been mitigated over time by our ability to pass freight cost to our customers and the efficiency of our trucking distribution network.

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

On August 29, 2008, Fastenal Company issued a press release announcing a preliminary agreement to settle the class action lawsuit noted above. While the Company denies the allegations underlying the lawsuit, it has agreed to enter into the settlement agreement in order to avoid significant legal fees, the uncertainty of a jury trial, distractions to Fastenal’s operations, and other expenses and management time that would have to be devoted to protracted litigation. The settlement, which is still subject to court approval, fully resolves all claims brought by the plaintiffs in this lawsuit. Pursuant to the settlement, Fastenal will make a cash payment of $10 million to cover claims by eligible class members, plaintiff attorneys’ fees and costs, and payments to the named plaintiffs. The expense for this settlement was recorded in the quarter ended September 30, 2008. The company does not expect the settlement to have any material impact on its operating results going forward.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 to July 31, 2008	390,000	$43.62	390,000	1,410,000	[2]

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

[2]

Of the remaining 1,410,000 shares as of September 30, 2008, 410,000 are related to the November 2007 authorization and 1,000,000 are related to the July 2008 authorization. We may continue to make repurchases under both of these authorizations.

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

FASTENAL COMPANY

/s/ Willard D. Oberton
(Willard D. Oberton, Chief Executive Officer)
(Duly Authorized Officer)

Date October 22, 2008	/s/ Daniel L. Florness
(Daniel L. Florness, Chief Financial Officer)
(Principal Financial Officer)

INDEX TO EXHIBITS
3.1	Restated Articles of Incorporation of Fastenal Company, as amended	(Incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company	(Incorporated by reference to Fastenal Company’s Form 10-K for the year ended December 31, 2007)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed