Form 10-K
period 2008-12-31
FASTENAL CO
filed 2009-02-20
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,580,361,184, based on the closing sale price of the Common Stock on that date. For purposes of determining this number, all executive officers and directors of the registrant as of June 30, 2008 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 16, 2009, the registrant had 148,530,712 shares of Common Stock issued and outstanding.

FASTENAL COMPANY

ANNUAL REPORT ON FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the annual meeting of shareholders to be held Tuesday, April 21, 2009 is incorporated by reference in Part III.

FORWARD LOOKING STATEMENTS

This Form 10-K and other portions of our 2008 Annual Report to Shareholders of which this Form 10-K forms a part contain statements that are not historical in nature and that are intended or may be interpreted to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the Reform Act), including statements regarding (1) the goals of our long-term growth strategy, ‘pathway to profit’, including planned decreases in the rate of new store openings, planned additions to our outside sales personnel, the expected funding of such additions out of cost savings resulting from the slowing of the rate of new store openings, the growth in average store sales expected to result from this strategy, our ability to capture leverage and working capital efficiency expected to result from this strategy, and our ability to achieve our pretax profit and operating margin goals as a result of this strategy, (2) the payment of dividends, (3) our working capital goals and expected returns on total assets when working capital is appropriately managed, (4) 2009 capital expenditures, (5) the expansion of foreign operations and the positive returns expected to result from that expansion, (6) new store and distribution center openings, markets for new North American stores and expansion of owned store locations, (7) the percentage of net sales expected to be contributed by manufacturing and support services, (8) protection from economic downturns believed to be provided by the number of our customers and varied markets they represent, (9) our ability to mitigate the effects of rising fuel prices, (10) the funding of our expansion plans, (11) the typical time required before new stores become profitable and achieve operating results comparable to existing stores, (12) the rate of growth, and variability, of sales at older store locations, (13) the expected amount of future compensation expense resulting from existing stock options, (14) the expected final settlement of our current class action lawsuit, (15) growth in our market share and our ability to capitalize upon that growth once the economy begins to improve, (16) the goals of our “a la carte” program, (17) the implementation of automated storage and retrieval systems in our Indianapolis, Indiana master distribution center and the benefits, including improved customer service, shipping accuracy and labor costs, expected to result from such implementation, and (18) our employee training plans and the reductions in training costs expected to result from those plans. In addition, certain statements in our future filings with the Securities and Exchange Commission, in our press releases and in oral statements made by or with approval of our executive officers constitute or will constitute “forward-looking statements” under the Reform Act. Certain risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements are described below. We assume no obligation to update either such forward-looking statements or the discussion of such risks and uncertainties.

CERTAIN RISK AND UNCERTAINTIES

The following factors are among those that could cause our actual results to differ materially from those predicted in the forward-looking statements described above: (1) a downturn in the economy, changes in the expected rate of new store openings, difficulties in successfully attracting and retaining additional qualified outside sales personnel, and difficulties in changing our sales process could adversely impact our ability to achieve the goals of our ‘pathway to profit’ initiative, (2) changes in our financial condition or results or operations could cause us to modify our dividend practices, (3) a downturn in the economy, a change in accounts receivable collections, a change in raw material costs, a change in buying patterns, or a change in vendor production lead times could cause us to fail to attain our goals regarding working capital and rates of return on assets, (4) changes in the rate of new store openings could cause us to modify our planned 2009 capital expenditures, (5) difficulty in adapting our business model to different foreign business environments could alter our plans regarding expansion of foreign operations and negatively impact the returns expected to result from that expansion, (6) a change in our business model could alter our projections regarding the number of markets for new North American stores, (7) an upturn or downturn in the economy or a change, from that projected, in the number of North American markets able to support new stores could cause store and distribution center openings to change from that expected and could cause us to change our plans regarding expansion of owned store locations, (8) a systemic economic downturn across multiple industries and geographic regions could negate the protections thought to be provided to us by the number of our customers and the varied markets they represent, (9) our ability to pass freight costs on to our customers could be adversely impacted, in the short term, by changes in fuel prices, (10) a change in our ability to generate free cash flow resulting from a slowdown in our sales or our inability to manage expenses could negatively impact the funding of our expansion plans, (11) an upturn or downturn in the economy could alter, from historic norms, the time it typically takes a new store to achieve profitability or operating results comparable to existing stores and the rate of growth, and variability, of sales at older store locations, (12) a change in accounting for stock-based compensation or the assumptions used could change the amount of stock-based compensation recognized, (13) a failure of the judge to approve the pending settlement of our class action lawsuit could effect the costs of the proceedings and the impact of the proceedings on our operations going forward, (14) an inadequate participation in the class for the pending settlement of our class action lawsuit could cause us to rescind the proposed settlement, (15) changes in our competitors’ business models could negatively impact the growth of our market share and our ability to capitalize on that growth once the economy recovers, (16) programming and other technical difficulties with the new automated storage and retrieval systems at our Indianapolis, Indiana master distribution center could hinder the implementation of those systems which, in turn, could lessen the benefits expected to result from that implementation, and (17) failure by our employees to adapt to on-line training could cause us to alter our employee training plans, lessening the cost savings expected to result from those plans. A discussion of other risks and uncertainties which could cause our operating results to vary from anticipated results or which could materially adversely effect our business, financial condition, or operating results is included later in this Form 10-K under the heading entitled “Item 1A. Risk Factors”.

PRESENTATION OF DOLLAR AMOUNTS

All dollar amounts in this Form 10-K are presented in thousands, except for share and per share information or unless otherwise noted.

PART I

ITEM 1.	BUSINESS

Fastenal Company (“Fastenal” and, together with our wholly owned subsidiaries, hereinafter referred to as Fastenal or by terms such as we, our, or us) began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. As of December 31, 2008, we had 2,311 store locations located in the United States (50 states), Puerto Rico, Canada (8 provinces), Mexico (14 states), Singapore, China, and The Netherlands, and employed 9,428 people at these store locations. In addition, there were 4,206 people employed in various support positions. These support roles consisted of distribution and manufacturing (2,709 people) and administrative and sales support (1,497 people).

We sell industrial and construction supplies in a wholesale and retail fashion. As of December 31, 2008 these industrial and construction supplies were grouped into ten product lines described further below. Our Internet address for corporate and investor information is www.fastenal.com. The information contained on this website or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

We operated 14 distribution centers in North America as of December 31, 2008 from which we distribute products to our store and in-plant locations.

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

We opened our first store in Winona, Minnesota, a city with a population of approximately 25,000. The following table shows our consolidated net sales for each fiscal year during the last ten years and the number of our store locations at the end of each of the last ten years:

	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999

Net sales (in millions)	$2,340.4	2,061.8	1,809.3	1,523.3	1,238.5	994.9	905.4	818.3	755.6	618.2

Number of stores at year end	2,311	2,160	2,000	1,755	1,533	1,314	1,169	1,025	897	807

As of December 31, we operated store locations in:

Geographic location	2008	2007

United States	2,097	1,969
Puerto Rico	8	8
Canada	169	148
Mexico	33	31
Singapore	1	1
Netherlands	2	2
China	1	1

	2,311	2,160

We have closed only 19 stores in our history, and three of these locations were subsequently reopened when the expansion of our product line or the expansion of our distribution network improved their profitability.

We select new locations for our stores based on their proximity to our distribution network, population statistics, and employment data for manufacturing and construction. Historically, we have disclosed that we intend to continue opening new store locations and currently expect the rate of new store openings to be approximately 7% to 10% per year (calculated on the ending number of stores in the previous year). However, given the recent economic slowdown, we are uncertain regarding this range for 2009.

We stock all new stores with inventory drawn from all of our product lines. Subsequent to opening, store personnel may supplement the inventory offering to customize the selection to the needs of our local customer base.

We currently have several versions of store locations. The majority of our stores operate under our ‘expected inventory’ format. This format was formerly referred to as the CSP (or Customer Service Project) format. In June 2005, we disclosed our intention to convert locations to the CSP2 format. The CSP2 store model represented an expansion of the core stocking items and sales personnel in an existing store with the goal of driving additional product sales to existing customers, target customers, and specific geographic areas within established markets. During the third quarter of 2007, we chose to modify the CSP2 expansion from a ‘one size fits all’ approach to an ‘a la carte’ approach. This emphasizes inventory expansion based on local customer demographics and the product knowledge of our local sales force. Consistent with our operating philosophy, we intend to continue identifying products and store display themes to position our stores to the Fastenal goal of being ‘the best industrial and construction supplier in each local market in which we operate’.

We believe, based on the demographics of the marketplace in North America, that there is sufficient potential in this geographic area to support at least 3,500 total stores. Many of the new store locations may be in cities in which we currently operate. Fastenal has not operated outside of North America long enough to assess the market potential of those markets.

In addition to the store types discussed above, we also operate strategic account stores, strategic account sites, and “in-plant” sites. A strategic account store is a unique location that sells to multiple large customers (we include these in our store count). A strategic account site is essentially the same, but it typically operates out of an existing store location, rather than a unique location; therefore, it is not included in our store count. An “in-plant” site is a selling unit located in or near a customer’s facility that sells product solely to that customer. “In-plant” sites are not included in the store count numbers as they represent a customer subset of a store.

We opened the following stores in the last five years:

	2008	2007	2006	2005	2004
United States	138	141	210	198	198
Puerto Rico	—	—	—	—	1
Canada	21	11	25	17	16
Mexico	2	9	10	5	3
Singapore	—	—	—	—	—
Netherlands	—	—	—	1	1
China	—	—	—	1	—

Total openings	161	161	245	222	219

We plan to open additional stores outside of the United States in the future. The stores located outside the United States contributed approximately 8% of our consolidated net sales in 2008 with approximately 74% of this amount attributable to our Canadian operations.

No assurance can be given that any of the expansion plans described above will be achieved, or that new store locations, once opened, will be profitable.

It has been our experience that near-term profitability has been adversely affected by the opening of new store locations. This adverse effect is due to the start-up costs and the time necessary to generate a customer base. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. As a result of this process, sales volume builds slowly and it typically requires ten to twelve months for a new store to achieve its first profitable month. Of the 53 stores opened in the first quarter of 2008, 24 were profitable in the fourth quarter of 2008.

The data in the following table shows the growth in the average sales of our stores from 2007 to 2008 based on the age of each store. The stores opened in 2008 contributed approximately $31,917 (or approximately 1.4%) of our consolidated net sales in 2008, with the remainder coming from stores opened prior to 2008.

Age of stores on December 31, 2008	Year opened	Number of stores in group on December 31, 2008		Average sales 2007[1]		Average sales 2008		Percent Change

0–1 year old	2008	161		$—		$198	[1]	—%
1–2 years old	2007	161		219	[1]	543		—
2–3 years old	2006	245		486		596		22.6
3–4 years old	2005	222		597		678		13.6
4–5 years old	2004	218	[2]	703		811		15.4
5–6 years old	2003	151		740		801		8.2
6–7 years old	2002	140	[3,4]	823		900		9.4
7–8 years old	2001	127	[2]	1,084		1,168		7.8
8–9 years old	2000	87	[4]	935		1,109		18.6
9–10 years old	1999	44		1,174		1,301		10.8
10–11 years old	1998	118	[4]	1,170		1,233		5.4
11–12 years old	1997	156	[2]	1,206		1,298		7.6
12–16 years old	1993-1996	281	[2]	1,206		1,280		6.1
16+ years old	1967-1992	200		2,243		2,431		8.4

[1]	The average sales include sales of stores open for less than the full fiscal year.
[2]	We closed one store in this category during 2008. The 2008 average is calculated assuming the closed store existed half of the year.
[3]	We closed one store in this category during 2007. The 2007 average is calculated assuming the closed store existed half of the year.
[4]	We closed two stores in this category during 2008. The 2008 average is calculated assuming the closed stores existed half of the year.

As of December 31, 2008, we operated distribution centers in or near Winona, Minnesota; Indianapolis, Indiana; Dallas, Texas; Atlanta, Georgia; Scranton, Pennsylvania; Modesto, California; Seattle, Washington; Akron, Ohio; Salt Lake City, Utah; Greensboro, North Carolina; Kansas City, Kansas; Toronto, Ontario (Canada); Edmonton, Alberta (Canada); and Monterrey, Nuevo Leon (Mexico). These 14 distribution centers give us over 2.6 million square feet of distribution capacity. These distribution centers are located so as to permit twice-a-week to five times-a-week deliveries to our stores using our trucks and overnight delivery by surface common carrier. Approximately 76% of our stores receive deliveries five times-a-week, with 80% of these deliveries arriving by 7:00 a.m. local time. As the number of stores increases, we intend to add new distribution centers.

Our Information Systems department is responsible for developing, implementing and maintaining computer based technology used to support business functions within Fastenal. Corporate, e-Business and distribution center systems are primarily supported from a central location(s), while each store uses a locally installed Point-Of-Sale (POS) system. The systems consist of both customized and purchased software. A dedicated Wide Area Network (WAN) is used to provide connectivity between systems and authorized users.

Trademarks and Service Marks

We conduct business under various trademarks and service marks, including: Fastenal®, FAS-N-IT®, FNL®, Blackstone®, Rock River™, Blue Global®, Fastenal Racing®, FNL G9®, Equiprite™, Clean Choice™, Bodyguard™, Profitter™, Dynaflo™, FMT™, Titan™ and PowerPhase™. We utilize a variety of designs and tag lines in connection with each of these marks, including First In Fasteners®. Although we do not believe our operations are substantially dependent upon any of our trademarks or service marks, we consider the ‘Fastenal’ name and our other trademarks and service marks to be valuable to our business.

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

Threaded fasteners accounted for approximately 90% of the fastener product line sales in 2008, 2007, and 2006 and approximately 46% of our consolidated net sales in 2008, 2007, and 2006. Concrete anchors make up the largest portion of the miscellaneous supply items included in the fastener product line. Most concrete anchors use threaded fasteners as part of the completed anchor assembly.

Since 1993, we have added additional product lines. These product lines are sold through the same distribution channel as the original fastener product line. Our product lines include the following:

Product line:	Year introduced	Approximate number of stock items	Private label product name
Fasteners	1967	382,000	Fastenal®, FNL G9®, Rock River™
Tools	1993	128,000	Blackstone®, Rock River®, Fastenal®
Cutting tools	1996	226,000	Blackstone®, FMT™, Titan™
Hydraulics & pneumatics	1996	58,000	Fastenal®, Profitter™, Dynaflo™
Material handling	1996	15,000	EquipRite™
Janitorial supplies	1996	14,000	CleanChoice™
Electrical supplies	1997	23,000	PowerPhase™
Welding supplies[1]	1997	30,000	Blackstone™
Safety supplies	1999	25,000	Fastenal®, Body Guard™
Metals	2001	9,000	Fastenal®

[1]	We do not sell welding gases.

We plan to continue to add other product lines in the future.

Inventory Control

Our inventory stocking levels are determined using our computer systems, our sales personnel at the store, district, and region levels, and our product managers. The data used for this determination is derived from sales activity from all of our stores, from individual stores, and from geographic areas. It is also derived from vendor information and from customer demographic information. The computer system monitors the inventory level for all stock items and triggers replenishment, or prompts a buyer to purchase, as necessary, based on an established minimum-maximum level. All stores stock a base inventory and may expand beyond preset inventory levels as deemed appropriate by their district managers. Inventories in distribution centers are established from computerized data for the stores served by the respective centers. Inventory quantities are continuously re-balanced utilizing an automated store-to-store transfer mechanism we call ‘inventory re-distribution’.

Manufacturing and Support Services Operations

In 2008, approximately 95.1% of our consolidated net sales were attributable to products manufactured by other companies to industry standards. The remaining 4.9% related to products manufactured, modified or repaired by our manufacturing division or our support services. The manufactured products consist primarily of non-standard sizes of threaded fasteners made to customers’ specifications. The services provided by the support services group include, but are not limited to, items such as tool repair, band saw blade welding, third-party logistics, and light manufacturing. We engage in these activities primarily as a service to our customers and expect these activities in the future to continue to contribute in the range of 4% to 10% of our consolidated net sales.

Sources of Supply

We use a large number of suppliers for the approximately 910,000 standard stock items we distribute. Most items distributed by our network can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. No single supplier accounted for more than 5% of our purchases in 2008.

Geographic Information

Information regarding our revenues and certain assets by geographic location is set forth in note 8 to the Notes to Consolidated Financial Statements included later in this Form 10-K under the heading “Item 8. Financial Statements and Supplementary Data”. Foreign currency fluctuations, changes in trade relations, or fluctuations in the relative strength of foreign economies could impact our ability to procure products overseas at competitive prices and our foreign sales.

Customers and Marketing

We believe our success can be attributed to our ability to offer customers a full line of quality products at convenient locations, and to the superior service orientation and expertise of our employees. Most of our customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufacturers and maintenance and repair operations. Other users of our products include farmers, truckers, railroads, mining companies, federal, state and local governmental entities, schools, and certain retail trades. During the fourth quarter of 2008, our total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 344,000.

During each of the three years ended December 31, 2008, no one customer accounted for a significant portion of our sales. We believe that our large number of customers together with the varied markets that they represent, provide some protection to us from economic downturns.

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

Employees

As of December 31, 2008, we employed a total of 13,634 full and part-time employees, 9,428 of whom were employed at a store location, 2,709 of whom were employed in one of our distribution centers, manufacturing operations, or service operations; and the remaining 1,497 of whom were employed at one of our administrative support facilities or home office.

We believe the quality of our employees is critical to our ability to compete successfully in the markets we currently serve and to our ability to open new stores in new markets. We foster the growth and education of skilled employees throughout the organization by operating training programs and by decentralizing decision-making. Wherever possible, promotions are from within our organization. For example, most new store managers are promoted from an outside sales position and district managers (who supervise a number of stores) are usually former store managers.

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

Our sales personnel are compensated with a modest base salary and an incentive bonus arrangement that places emphasis on achieving increased sales on a store and regional basis, while still attaining targeted levels of gross profit and collections. As a result, a significant portion of our total employment cost varies with sales volume. We also pay incentive bonuses to our leadership personnel based on one or more of the following factors: sales growth, profit growth (before and after taxes), profitability, and return on assets, and to our other personnel for achieving pre-determined cost containment goals.

None of our employees are subject to a collective bargaining agreement and we have experienced no work stoppages. We believe our employee relations are good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on or through our website at www.fastenal.com as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.

ITEM 1A.	RISK FACTORS

In addition to the other information in this Form 10-K, the following factors should be considered in evaluating our business. Our operating results depend upon many factors and are subject to various risks and uncertainties. The material risks and uncertainties known to us which may cause the operating results to vary from anticipated results or which may negatively affect our operating results and profitability are as follows:

A downturn in the economy and other factors may affect customer spending, which has harmed and could continue to harm our operating results.

In general, our sales represent spending on discretionary items or consumption needs by our customers. This spending is affected by many factors, including, among others:

•	general business conditions,

•	interest rates,

•	inflation,

•	liquidity in credit markets,

•	taxation,

•	fuel prices and electrical power rates,

•	unemployment trends,

•	terrorist attacks and acts of war, and

•	other matters that influence customer confidence and spending.

A downturn in either the national or local economy where our stores operate or changes in any of the other factors described above could negatively impact sales at our established stores (open more than two years) and their level of profitability.

This risk has come to bear during the last four months of 2008. As the economic condition in North America has weakened significantly, our customers, which are represented in various manufacturing, non-residential construction, and services sectors, have experienced a slowdown that has adversely impacted our sales and operating results.

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

Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, the most effective way to attract new customers has been opening new stores. Our current business strategy focuses on opening stores at a rate of approximately 7% to 10% each year, although given the current economic slowdown, we are uncertain of this range for 2009. Failure to open stores at this rate could negatively impact our long-term growth.

Neither our current business strategy of expanding certain stores with additional product selection or our new business strategy of reducing our rate of new store openings and using the money saved to add outside sales personnel to existing stores has proven successful on a long-term basis.

In 2002, we began implementing a business strategy that focuses on store locations with a consistent wholesale merchandising theme, which we formerly referred to as the Customer Service Project or CSP. The viability of this business strategy has not been proven on a long-term basis. In June 2005, we disclosed our intention to convert locations to the CSP2 format. These stores have an additional investment which includes an additional $62 thousand in inventory, two additional sales specialists and two additional vehicles in each store. As discussed earlier in this report, during the third quarter of 2007 we chose to modify the CSP2 expansion from a ‘one size fits all’ approach to an ‘a la carte’ approach. This emphasizes inventory expansion based on local customer demographics and the product knowledge of our sales force. The results we achieved at our CSP format stores may not be indicative of the results we will achieve at our a la carte format stores. The a la carte format increases our operating costs per store, but may not lead to proportionately increased revenues per store. Our mix of higher and lower margin merchandise in the a la carte stores differs from the merchandise mix in our smaller stores and, therefore, may negatively impact our gross margins in our a la carte format stores. In addition, we may not carry the appropriate merchandise mix during the appropriate time of year in our a la carte format stores. We cannot assure our success in operating the a la carte format stores on a profitable basis. If the a la carte format store is unprofitable, the impact on our financial results could be greater than the impact of an unprofitable smaller format store.

In April 2007, we introduced our ‘pathway to profit’ strategy. This strategy involves slowing our annual new store openings from our historical rate of 13% to 18% to approximately 7% to 10%. The funds saved by opening fewer stores are invested in additional outside sales personnel, with the goal of increasing our average annual per store sales, capturing earnings leverage, and increasing our pretax operating margin. In a normal economic cycle, we believe that, over the five year period from 2007 to 2012, we can grow our average store sales to $125 thousand per month and grow our pretax operating margin from 18% to 23%. However, we cannot assure these results. A downturn in the economy, difficulty in successfully attracting and retaining qualified outside sales personnel, and failure to successfully change our selling process could impact our ability to grow average store sales, capture earnings leverage, and achieve expected pretax earnings results.

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

Our success depends in part on our ability to develop product expertise at the store level and identify future products and product lines that complement existing products and product lines and that respond to our customers’ needs. We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which we compete or trends in new products. In addition, our ability to integrate new products and product lines into our stores and distribution network could impact sales and margins.

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

Our success depends in part on our ability to attract, motivate, and retain a sufficient number of qualified employees, including store managers, outside sales personnel, and other store associates, who understand and appreciate our culture and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the industry is high. If we are unable to hire and retain personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and product knowledge, our sales could be materially adversely affected. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may also delay the planned openings of new stores. Any such delays, material increases in employee turnover rates at existing stores, or increases in labor costs, could have a material adverse effect on our business, financial condition or operating results.

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

The industrial, construction, and maintenance supply industry, although consolidating, still remains a large, fragmented industry that is highly competitive. Our current or future competitors include companies with similar or greater market presence, name recognition, and financial, marketing, and other resources, and we believe they will continue to challenge us with their product selection, financial resources, and services. Increased competition in markets in which we have stores or the adoption by competitors of aggressive pricing strategies and sales methods could cause us to lose market share or reduce our prices or increase our spending, thus eroding our margins.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

We own seven facilities in Winona, Minnesota. These facilities are as follows:

Purpose	Approximate Square Feet

Distribution center and home office	213,000
Manufacturing facility	100,000
Computer support center	13,000
Winona store	15,000
Winona product support and support services facility	55,000
Rack and shelving storage	42,000
Multi-building complex which houses certain operations of the distribution group and home office support group	30,000

We also own the following facilities, excluding store locations, outside of Winona, Minnesota:

Purpose	Location	Approximate Square Feet

Distribution center	Indianapolis, Indiana	414,000	[1]
Storage facility and office building	Indianapolis, Indiana	419,000
Distribution center	Atlanta, Georgia	198,000
Distribution center	Dallas, Texas	176,000	[2]
Distribution center	Scranton, Pennsylvania	160,000
Distribution center	Akron, Ohio	102,000
Distribution center	Kansas City, Kansas	300,000
Distribution center	Toronto, Ontario, Canada	62,000
Distribution center	Greensboro, North Carolina	250,000
Distribution center	Modesto, California	320,000

[1]	In addition, this facility has an auxillary building which contains an automated storage and retrieval system (ASRS) with capacity of 52,000 pallet locations.
[2]	In addition, this facility has an auxillary building which contains an automated storage and retrieval system (ASRS) with capacity of 14,000 pallet locations.

In addition, we own 172 buildings that house our store locations in various cities throughout North America and are in the process of building or renovating another 3 owned store locations for future use.

All other buildings we occupy are leased. Leased stores range from approximately 3,500 to 10,000 square feet, with lease terms of up to 60 months (most lease terms are for 36 to 48 months). We also lease the following:

Purpose	Location	Approximate Square Feet	Lease Expiration Date	Remaining Lease Renewal Options

Distribution center	Seattle, Washington	55,000	April 2011	None
Distribution center	Salt Lake City, Utah	22,000	July 2012	None
Distribution center	Monterrey, Nuevo Leon, Mexico	14,000	September 2009	None
Distribution center	Edmonton, Alberta, Canada	18,000	July 2013	None
New store processing center	LaCrosse, Wisconsin	48,750	June 2009	None

If economic conditions are suitable, we will, in the future, consider purchasing store locations to house our older stores. It is anticipated the majority of new store locations will continue to be leased. It is our policy to negotiate relatively short lease terms to facilitate relocation of particular store operations when desirable. Our experience has been that space suitable for our needs and available for leasing is more than sufficient.

ITEM 3.	LEGAL PROCEEDINGS

On October 18, 2007, a complaint was filed in the United States District Court for the Northern District of California against Fastenal on behalf of two former employees claiming to represent all employees employed in the store position of Assistant General Manager in the United States within three years prior to the filing date (four years for California employees). The suit alleges Fastenal misclassified its Assistant General Managers as exempt for purposes of the overtime provisions of the Fair Labor Standards Act (FLSA) and California and Pennsylvania state statutes. This suit also alleges that Assistant General Managers in California did not receive sufficient meal breaks and paid rest periods under the California Labor Code. An opt-in class was certified for this action.

On August 29, 2008, we issued a press release announcing a preliminary agreement to settle the class action lawsuit noted above. While we deny the allegations underlying the lawsuit, we agreed to enter into the settlement agreement in order to avoid significant legal fees, the uncertainty of a jury trial, distractions to our operations, and other expenses and management time that would have to be devoted to protracted litigation. The settlement, which is still subject to court approval, fully resolves all claims brought by the plaintiffs in this lawsuit. Pursuant to the settlement, we will make a cash payment of $10 million to cover claims by eligible class members, plaintiff attorneys’ fees and costs, and payments to the named plaintiffs. The expense for this settlement was recorded in the third quarter of 2008. We do not expect the settlement to have any material impact on our operating results going forward.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Fastenal Company are:

Name	Employee of Fastenal since	Age	Position
Willard D. Oberton	1980	50	Chief Executive Officer, President, and Director

Daniel L. Florness	1996	45	Executive Vice President and Chief Financial Officer

Nicholas J. Lundquist	1979	51	Executive Vice President-Sales

Leland J. Hein	1985	48	Executive Vice President-Sales

Steven A. Rucinski	1980	51	Executive Vice President-Sales

Reyne K. Wisecup	1988	46	Executive Vice President-Human Resources and Director

James C. Jansen	1992	38	Executive Vice President-Internal Operations

Mr. Oberton has been our chief executive officer and president since December 2002. From July 2001 through December 2002, Mr. Oberton was our president and chief operating officer. Mr. Oberton has also served as one of our directors since June 1999.

Mr. Florness has been our executive vice-president and chief financial officer since December 2002. From June 1996 to November 2002, Mr. Florness was our chief financial officer.

Mr. Lundquist has been one of our executive vice presidents - sales since November 2007. Mr. Lundquist’s responsibilities include complete sales and operational oversight over a substantial portion of our business. From December 2002 to November 2007, Mr. Lundquist was our executive vice president and chief operating officer.

Mr. Hein has been one of our executive vice presidents - sales since November 2007. Mr. Hein’s responsibilities include complete sales and operational oversight over a substantial portion of our business. Prior to November 2007, Mr. Hein served in various sales leadership roles, most recently serving as leader of our Winona and Kansas City based regions.

Mr. Rucinski has been one of our executive vice presidents - sales since November 2007. Mr. Rucinski’s responsibilities include complete sales and operational oversight over our international business. Prior to November 2007, Mr. Rucinski served in various sales leadership roles, most recently serving as leader of strategic accounts.

Ms. Wisecup has been our executive vice president - human resources since November 2007. Prior to November 2007, Ms. Wisecup served in various support roles, most recently serving as director of employee development. Ms. Wisecup has served as one of our directors since 2000.

Mr. Jansen has been our executive vice president - internal operations since November 2007. Mr. Jansen’s responsibilities include distribution development as well as systems development. From June 2005 to November 2007, Mr. Jansen served as leader of systems development (this role encompassed both information systems and distribution systems development). Prior to June 2005, Mr. Jansen was the leader of our Dallas, Texas based region.

The executive officers are elected by our board of directors for a term of one year and serve until their successors are elected and qualified. None of our executive officers are related to any other such executive officer or to any of our other directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data

Our shares are traded on The NASDAQ Global Select Market under the symbol “FAST”. As of February 16, 2009, there were approximately 1,500 recordholders of our common stock, which includes nominees or broker dealers holding stock on behalf of an estimated 104,000 beneficial owners.

The following table sets forth, by quarter, the high and low closing sale price of our shares on The NASDAQ Global Select Market for 2008 and 2007.

2008:	High	Low	2007:	High	Low
First quarter	$46.94	33.13	First quarter	$38.18	34.03
Second quarter	$51.76	43.16	Second quarter	$43.60	34.78
Third quarter	$55.45	42.23	Third quarter	$51.07	41.87
Fourth quarter	$45.25	31.87	Fourth quarter	$49.29	37.76

In 2008, we paid semi-annual dividends of $.25 and $.27 per share. In December 2008, we paid a special one-time dividend of $.27 per share. In 2007, we paid semi-annual dividends of $.21 and $.23 per share. On January 19, 2009, we announced a semi-annual dividend of $.35 per share to be paid on February 27, 2009 to shareholders of record at the close of business on February 16, 2009. We expect that we will continue to pay comparable semi-annual cash dividends in the foreseeable future, provided that any future determination as to payment of dividends will depend upon our financial condition and results of our operations and such other factors as are deemed relevant by our board of directors.

The Fastenal Company Common Stock Comparative Performance Graph

Set forth below is a graph comparing, for the five years ended December 31, 2008, the yearly cumulative total shareholder return on our common stock with the yearly cumulative total shareholder return of the NASDAQ Market Index, the S&P Composite Index, and an index (the Peer Group Index) of a group of peer companies selected by us (the Peer Group). The companies in the Peer Group are Lawson Products, Inc., MSC Industrial Direct Co. Inc., Airgas, Inc., and W.W. Grainger, Inc.  Airgas, Inc., which was not in the Peer Group last year, was added to the Peer Group this year. Industrial Distribution Group, Inc., which was in the Peer Group last year, was removed as it is no longer a publicly traded company. Airgas, Inc. was added to the Peer Group because it is a company in the industrial supply business, and the Company feels that a Peer Group of four companies is a better representative sample than a Peer Group of three companies. Fastenal is not included in the Peer Group.

In calculating the yearly cumulative total shareholder return of the Peer Group Index, the shareholder returns of the companies included in the Peer Group are weighted according to the stock market capitalization of such companies at the beginning of each period for which a return is indicated.

The comparison of total shareholder returns in the performance graph assumes that $100 was invested on December 31, 2003 in Fastenal Company, the NASDAQ Market Index, the S&P Composite Index and the Peer Group Index, and that dividends were reinvested when and as paid. Fastenal was added to the S&P Composite Index in 2008, and we have included that index to the performance graph below pursuant to Item 201(e) of Regulation S-K promulgated by the SEC.

Comparison of Five Year Cumulative Total Return Among Fastenal Company,

Peer Group Index, NASDAQ Market Index, and S&P Composite Index

	2003	2004	2005	2006	2007	2008
Fastenal Company	100.00	124.64	160.07	148.27	168.83	148.42
Peer Group Index	100.00	140.31	153.26	153.90	182.92	166.60
NASDAQ Market Index	100.00	108.41	110.79	122.16	134.29	79.25
S&P Composite Index	100.00	110.88	116.33	134.70	142.10	89.53

ITEM 6.	SELECTED FINANCIAL DATA

Incorporated herein by reference is Ten-Year Selected Financial Data on page 5 of Fastenal’s 2008 Annual Report to Shareholders of which this Form 10-K forms a part, a portion of which is filed as Exhibit 13 to this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. Certain tabular information will not foot due to rounding.

Business Overview – Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We operate stores primarily located in North America. On December 31, 2008, we operated 2,311 company-owned or leased store locations.

Most of our customers are in the manufacturing and construction markets. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance and repair operations (MRO). The construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our customers are primarily located in North America.

Financial Overview – During 2008 and 2007, the weakness of the global industrial environment negatively impacted our business. During most of 2006 and all of 2005, the strength of the global industrial environment positively impacted our performance. The impact of the economy is best reflected in the growth performance of our stores opened greater than ten years (2008 group reflects stores opened in 1998 and earlier) and opened greater than five years (2008 group reflects stores opened in 2003 and earlier). These two groups of stores are more cyclical due to the increased market share they enjoy in their local markets. The stores opened greater than two years (2008 group reflects stores opened in 2006 and earlier) represent a consistent same-store view of our business. The net sales growth rate for each of the groups was as follows:

Store Age	2008	2007	2006

Opened greater than 10 years	6.9%	4.4%	8.0%
Opened greater than 5 years	7.8%	6.1%	9.7%
Opened greater than 2 years	9.6%	7.3%	12.2%

Net Sales – Net sales and growth rates in net sales were as follows:

	2008	2007	2006

Net sales	$2,340,425	$2,061,819	$1,809,337
Percentage change	13.5%	14.0%	18.8%

The 2008, 2007, and 2006 net sales growth rate percentages reflect a weakening economy since late 2006 versus a strengthening economy from summer 2003 to late 2006 in the North American market. The increase in net sales in 2008, 2007, and 2006 came primarily from unit sales growth in existing stores opened more than two years, growth in our newer product lines, and new store openings.

Stores opened in 2008 contributed approximately $31,917 (or 1.4%) to 2008 net sales. Stores opened in 2007 contributed approximately $87,374 (or 3.7%) to 2008 net sales and approximately $35,267 (or 1.7%) to 2007 net sales. The rate of growth in sales of store locations generally levels off after they have been open for five years, and, as stated earlier, the sales of older store locations typically vary more with the economy than do the sales of younger stores.

Monthly Daily Sales Growth – Our business had daily sales growth rates (compared to the comparable month in the preceding year) as follows:

Month	2008	2007	2006
January	15.6%	12.6%	23.9%
February	15.0%	11.8%	21.3%
March	16.9%	15.5%	21.1%
April	17.1%	12.0%	19.1%
May	16.0%	13.2%	19.2%
June	15.9%	14.8%	20.6%
July	14.8%	13.9%	19.7%
August	16.4%	13.4%	20.7%
September	14.3%	13.7%	16.1%
October	11.9%	14.7%	15.9%
November	6.8%	15.2%	16.3%
December	0.0%	16.8%	17.7%

Note: Daily sales are defined as the sales for a period divided by the number of business days in a period.

The strong growth in 2006 generally represents a continuation of the strong environments experienced in 2004 and 2005. The growth in 2007 generally represents a weakening environment which began in late 2006. The final three months of 2007 continued in the same variable fashion as the previous nine months but showed consistent improvement from the third quarter daily sales growth rate of 13.7%. Generally speaking, this improvement in late 2007 remained in the first nine months of 2008 and weakened in the October to December time frame. The third and fourth quarters of 2008 were influenced by variations in the number of business days versus 2007. This was most pronounced in September 2008 which had 21 business days versus 19 in September 2007. This had a dampening effect on September 2008’s daily average sales growth as some of our customer’s purchases are based more on monthly budgets rather than daily consumption. The slow-down in the final three months of the year resulted from the general economic weakness in the global marketplace. We believe the improvement in the final months of 2007, and the first nine months of 2008, and our performance in the final months of 2008 relative to the marketplace in which we operate, were driven, in part, by our ‘pathway to profit’ initiative described later.

Sales by Product Line— The following table indicates, by product line, the year of introduction and the percentage of net sales.

Type	Introduced	2008	2007	2006
Fasteners[1]	1967	51.2%	50.7%	51.5%
Tools	1993	9.9%	10.6%	10.9%
Cutting tools	1996	4.5%	4.6%	4.8%
Hydraulics & pneumatics	1996	6.6%	6.5%	6.2%
Material handling	1996	5.9%	6.1%	6.3%
Janitorial supplies	1996	5.4%	5.4%	5.3%
Electrical supplies	1997	4.2%	4.1%	3.7%
Welding supplies	1997	3.6%	3.6%	3.5%
Safety supplies	1999	5.8%	5.7%	5.4%
Metals	2001	0.7%	0.7%	0.6%
Direct ship[2]	2004	2.0%	1.8%	1.6%
Other		0.2%	0.2%	0.2%

		100.0%	100.0%	100.0%

[1]

Fastener product line represents fasteners and miscellaneous supplies. Threaded fasteners accounted for approximately 90% of the fastener product line sales in 2008, 2007, and 2006 and approximately 46% of consolidated net sales in 2008, 2007, and 2006.

[2]

Direct ship represents a cross section of products from the ten product lines. The items included here represent certain items with historically low margins which are shipped direct from our suppliers to our customers.

Impact of Fuel Prices – Rising fuel prices negatively impacted 2008 and 2007; however, we did feel some relief in the final months of 2008. During the first, second, third, and fourth quarters of 2008, our total vehicle fuel costs averaged approximately $2.9 million, $3.7 million, $3.7 million, and $2.4 million per month, respectively. During the first, second, third, and fourth quarters of 2007, total vehicle fuel costs averaged approximately $2.1 million, $2.5 million, $2.4 million, and $2.7 million per month, respectively. The changes resulted from variations in fuel costs, the freight initiative discussed below, increases in product sales, and the increase in the number of vehicles necessary to support additional sales personnel and to support additional store locations. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of goods and the fuel utilized in our store delivery vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50:50 between distribution and store use).

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

This initiative positively impacted the latter two-thirds of 2005, all of 2006, all of 2007, and all of 2008 despite the changes in average per gallon fuel costs shown in the following table:

	2008 – Quarter				2007 – Quarter
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Diesel fuel	$3.47	$4.30	$4.38	$3.11	$2.59	$2.85	$2.94	$3.25
Gasoline	$3.07	$3.65	$3.85	$2.49	$2.31	$2.96	$2.86	$2.92

The average price of a gallon of diesel fuel and a gallon of gasoline decreased by 4.3% and 14.7%, respectively, from the fourth quarter of 2007 to the fourth quarter of 2008. Given the nature of our distribution business, fluctuations in fuel prices can have a meaningful impact on our results. This impact is also covered later in our discussion about gross margin and operating and administrative expenses.

Gross Profit Margins – Gross profit as a percent of net sales was as follows:

2008	52.8%
2007	50.8%
2006	50.2%

Gross profit margins for 2008 increased over 2007 and 2006. The improvement was driven by several factors: (1) a focused effort to challenge our sales force to increase the gross margin on business with a lower than acceptable margin, (2) a focused effort to stay ahead of inflationary increases in product cost, (3) improvements in our direct sourcing operations, (4) continued focus on our freight initiative (discussed earlier), and (5) continued focus on our product availability. This product availability focus centers on our ‘master stocking hubs’ in Indianapolis, Indiana and Modesto, California, and our efficient ability to move product from store-to-store. Due to the benefit of item (4) above, the rising fuel costs discussed earlier had only a nominal negative impact on our gross margin early in the first quarter of 2008 and this reversed to a positive gross margin impact from late in the first quarter into the second, third, and fourth quarters.

Gross profit margins for 2007 increased over 2006. The improvement was driven by our freight initiative (discussed earlier) and by improvements in our direct sourcing operations. These improvements were partially offset by the rising diesel fuel cost (discussed earlier).

Operating and Administrative Expenses – Operating and administrative expenses as a percent of net sales were as follows:

2008	33.6%
2007	32.6%
2006	32.5%

Operating and administrative expenses in 2008 grew 17.0% over 2007. While this rate of growth was greater than our sales growth of 13.5%, it represents the slowest rate of growth we have achieved in recent history. The growth was primarily driven by (1) payroll and related costs, which expanded due to headcount growth and increased incentive due to our gross margin improvement; (2) transportation costs, which expanded due to rising fuel costs; and (3) our legal settlement described earlier in this Form 10-K. As the economy dramatically weakened in October 2008, we took steps to lower our operating and administrative expense growth in subsequent quarters if our sales growth were to continue to weaken. We were pleased with our ability to reign in expenses during the fourth quarter of 2008 given the increase in personnel and store locations compared to the fourth quarter of 2007. Operating expenses in the fourth quarter of 2008 grew 11.0% over the fourth quarter of 2007.

Operating and administrative expenses grew at a rate faster than the net sales growth rate in 2007. This growth was primarily due to increases in occupancy and transportation expenses, our stock option expense, and, to a lesser extent, the initiatives (most notably the CSP2 conversions) mentioned elsewhere in this Form 10-K.

The operating and administrative expenses for 2008 include $3,247 of additional compensation expense related to the adoption of new stock option accounting rules in early 2007. During 2007, this expense was $1,915. We granted options to purchase 2,200,000 shares in 2007 and an additional 275,000 shares in April 2008. These options vest over a five to eight year period. The two option grants, when combined, will result in compensation expense of approximately $300 per month for the next four years, and dropping slightly in the remaining period. No other stock options were outstanding during 2008 or 2007.

Operating and administrative expenses grew at a rate faster than the net sales growth rate in 2006. This was primarily due to (1) the initiatives (most notably the CSP2 conversions) mentioned elsewhere in this Form 10-K and their impact on employee numbers throughout the organization during 2006, (2) the impact of rising fuel costs for the first eight months of the year, and (3) increases in occupancy costs. In addition, the loss of a business day for the year, which occurred in the third quarter, negatively impacted our ability to leverage operating and administrative expenses.

Payroll & Related Costs - Payroll and related costs represented approximately 65%, 67%, and 67% of operating and administrative expenses in 2008, 2007, and 2006, respectively. Our net payroll cost for 2008 increased approximately 14.1% over 2007. Our net payroll costs for the fourth quarter of 2008 increased approximately 7.2% over the fourth quarter of 2007. The disparity between the 9.2% full-time equivalent headcount growth in the fourth quarter of 2008 and the 7.2% expense growth is driven by contractions in the incentive commissions and bonuses earned during the final quarter of 2008. Our sales personnel (including our branch managers, district managers, and regional leaders) are rewarded for growth in sales, gross profit dollars, and pre-tax earnings. The contraction in the growth rates of these amounts during the fourth quarter, when compared to the growth rates in previous quarters of 2008, drove the contraction in the growth of incentive commissions and bonuses.

In 2008, payroll and related costs grew faster than net sales due to increased incentive plan payouts resulting primarily from increased gross profit dollars for the year. In 2007, payroll and related costs increased at a rate which was less than the rate of increase in net sales. In 2006, payroll and related costs grew faster than net sales growth primarily due to the impact of the additional employees from our CSP2 conversions, and from our master hub initiative. Effective management of this expense allows us to leverage the sales growth more effectively. This tight management was significant, given our store expansion discussed elsewhere and given our acceleration in the addition of outside sales personnel at existing stores discussed elsewhere.

The following sets forth the average number of employees (numbers are presented on a full-time equivalent basis) for each of 2008, 2007, and 2006:

	2008	2007	2006

Store personnel	8,142	6,808	5,951

Distribution and manufacturing personnel	2,158	1,992	1,839

Administrative and sales support personnel	1,406	1,363	1,261

Total	11,706	10,163	9,051

% Change	15.2%	12.3%	15.0%

The rate of increase in store personnel in 2008 was faster than the sales growth rate due to the additional personnel added as part of our ‘pathway to profit’ initiative discussed elsewhere. The rate of increase in ‘distribution and manufacturing’ and ‘administrative and sales support’ personnel in 2008 and 2007 was slower than the sales growth rate due to the tight management of headcount growth since early 2007 when we first introduced our ‘pathway to profit’ initiative discussed elsewhere in this report.

We were pleased with our organization’s ability to manage payroll and related costs in 2008, 2007, and 2006, while also contributing an annual profit sharing amount of approximately $5,207, $4,743, and $3,153, respectively, to our employees’ 401(k) plan accounts or Registered Retirement Savings Plan (RRSP) in the case of our Canadian employees.

Occupancy Costs – Occupancy costs represented approximately 17.3%, 18.4%, and 17.3% of operating expenses in 2008, 2007, and 2006, respectively. In 2008, we were able to leverage our occupancy costs for the first time since earlier in the decade. Occupancy expenses grew approximately 9.9% from 2007 to 2008 and 21.1% from 2006 to 2007. This improving trend was driven by the completion of our standard stocking model (formerly referred to as CSP) store conversion during 2006 and due to the decrease in the rate of store openings pursuant to our ‘pathway to profit’ initiative. Occupancy costs in 2008, 2007, and 2006 increased due to: (1) a 7.5%, 8.1%, and 14.0% increase in the number of store locations in 2008, 2007, and 2006, respectively, (2) the upgrade of store locations in connection with the store upgrade initiative (formerly referred to as CSP), and (3) the relocation of existing stores. During 2008, 2007, and 2006, we relocated approximately 5%, 8%, and 12% of our stores, respectively.

Transportation Costs – Transportation costs represented approximately 5.4%, 5.0%, and 5.0% of operating expenses in 2008, 2007, and 2006, respectively. One component of operating and administrative expenses that experienced meaningful de-leverage in 2008 was transportation cost. Our transportation costs grew approximately 26.7% from 2007 to 2008 and 14.4% from 2006 to 2007. This increase was primarily driven by the increase in fuel costs discussed earlier and by the increase in the number of vehicles needed to support an expanded sales force.

Gain (Loss) on Sale of Property, Plant, and Equipment – The loss on sale of property and equipment for 2008 and 2006 came primarily from the sale of used vehicles. The 2008 number was partially offset by the gain on the sale of our Dallas, Texas distribution center.

Net Earnings – Net earnings, net earnings per share (EPS), growth rates in net earnings, and growth rates in EPS, were as follows:

Dollar amounts	2008	2007	2006

Net earnings	$279,705	232,622	199,038
Basic EPS	$1.88	1.55	1.32
Diluted EPS	$1.88	1.55	1.32

Percentage change	2008	2007	2006

Net earnings	20.2%	16.9%	19.3%
Basic EPS	21.3%	17.4%	20.0%
Diluted EPS	21.3%	17.4%	20.0%

During 2008 the net earnings growth rate was greater than that of net sales primarily because of the previously mentioned improvements in gross profit margins and disciplined management of our occupancy expenses. During 2007 the net earnings growth rate was greater than that of net sales primarily because of the previously mentioned impact of payroll and related costs and the improvements in gross profit margins. During 2006 the net earnings growth rate was greater than that of net sales primarily because of the impact of the improvements in gross profit margins. The EPS growth rate was greater than that of net earnings due to the repurchase of shares in all three years.

Working Capital – Two components of working capital, accounts receivable and inventories, are highlighted below. The annual dollar increase and the annual rate of growth were as follows:

Dollar growth	2008	2007
Accounts receivable	$8,609	$26,799
Inventories	$59,655	$48,595

Annual growth rate	2008	2007
Accounts receivable	3.6%	12.8%
Inventories	11.8%	10.7%

These two assets were impacted by our initiatives to improve working capital. These initiatives include (1) the establishment of a centralized call center to facilitate accounts receivable management (this facility became operational early in 2005) and (2) the tight management of all inventory amounts not identified as either expected store inventory, new expanded inventory, inventory necessary for upcoming store openings, or inventory necessary for our ‘master stocking hubs’.

The accounts receivable increase of 3.6% from December 31, 2007 to December 31, 2008 resulted from daily sales growth of 6.8% and 0.0% in November and December, respectively. The inventory increase from December 31, 2007 to December 31, 2008 of 11.8% was less than our annual sales growth of 13.5%; however, it was higher than we expected. A portion of our inventory procurement has a longer lead time than our ability to foresee sales trends; therefore, the drop in sales growth activity during the last two to three months of the year resulted in inventory consumption that was less than the amount of inbound product. We reduced our ordering patterns on products with a longer lead time midway through the quarter to match current sales trends.

As we indicated in earlier communications, our short-term goals center on our ability to move the ratio of annual sales to accounts receivable and inventory (Annual Sales: AR&I) to better than a 3.0:1 ratio (on December 31, 2008 and 2007 we had a ratio of 2.9:1 and 2.8:1, respectively).

Pathway to Profit – During April 2007 we disclosed our intention to alter the growth drivers of our business. For most of the last decade, we have used store openings as the primary growth driver of our business (opening approximately 14.0% new stores each year). Under our “pathway to profit” initiative, we are adding outside sales personnel into existing stores at a faster rate than historical patterns. We intend to fund this sales force expansion with the occupancy savings generated by opening stores at the rate of 7.0% to 10.0% per year (we opened approximately 7.5%, 8.1%, and 14.0% new stores in 2008, 2007, and 2006, respectively). Our goal is four-fold: (1) to continue growing our business at a similar rate with the new outside sales investment model, (2) to grow the sales of our average store from $80 thousand per month (Spring 2007) to $125 thousand per month (five years or 2012), (3) to enhance the profitability of the overall business by capturing the expense leverage that has historically occurred in our existing stores as their sales grow, and (4) to improve the performance of our business due to the more efficient use of working capital (primarily inventory) as our average store size increases.

In implementing the ‘pathway to profit,’ we have increased our year-over-year store count and full-time equivalent (FTE) head count at the end of each of the respective periods as follows:

	December 2008	September 2008	June 2008	March 2008	December 2007
Store count growth	7.5%	7.2%	7.1%	6.8%	8.1%

Store personnel – FTE	12.2%	14.4%	17.5%	18.3%	18.0%

Distribution and manufacturing personnel– FTE	1.5%	4.6%	9.1%	8.8%	9.4%

Administrative and sales support personnel– FTE	4.6%	3.1%	(3.0)%	(3.4)%	2.3%

Total – FTE headcount growth	9.2%	11.0%	13.0%	13.3%	14.0%

Store Size and Profitability1 – The store groups listed in the table below, excluding our strategic account stores, represented approximately 88% and 90% of our sales in the fourth quarter of 2008 and 2007, respectively. Strategic account stores, which numbered 20 and 14 in the fourth quarter of 2008 and 2007, respectively, are stores that are focused on selling to a group of strategic account customers in a limited geographic market. Our remaining sales (approximately 12%) related to either: (1) our strategic account stores, (2) our in-plant locations, (3) our direct Fastenal Cold Heading business, or (4) our direct import business. Our average store, excluding the business not sold through a store, had sales of $72,500 per month in the fourth quarter of 2007. This average was $70,200 per month in the fourth quarter of 2008. The average age, number of stores and pre-tax margin data by store size for the fourth quarter of 2008 and 2007, respectively, were as follows:

Three months ended December 31, 2008

Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Margin Percentage
$0 to $30,000	2.7	498	21.6%	(23.9)%
$30,001 to $60,000	5.3	797	34.4%	9.9%
$60,001 to $100,000	8.0	539	23.3%	20.9%
$100,001 to $150,000	10.2	286	12.4%	25.9%
Over $150,000	14.1	171	7.4%	27.4%
Strategic Accounts		20	0.9%

Total		2,311	100.0%

Three months ended December 31, 2007

Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Margin Percentage
$0 to $30,000	2.3	428	19.8%	(20.6)%
$30,001 to $60,000	4.6	712	33.0%	9.2%
$60,001 to $100,000	7.3	520	24.1%	20.3%
$100,001 to $150,000	9.0	314	14.5%	23.7%
Over $150,000	12.9	172	8.0%	25.3%
Strategic Accounts		14	0.6%

Total		2,160	100.0%

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

[1]	Note – Dollar amounts in this section are presented in whole dollars, not thousands.

Liquidity and Capital Resources

Net cash provided by operating activities — Net cash provided by operating activities in dollars and as a percentage of net earnings were as follows:

	Dollars	% of Net Earnings
2008	$259,898	92.9%
2007	$227,895	98.0%
2006	$97,875	49.2%

The 2008 and 2007 increase in net cash provided by operating activities was primarily due to the continued improvement in accounts receivable and inventory noted in the working capital discussion above.

The percentage mix of inventory stocked at our stores versus our distribution center locations was as follows on December 31:

	2008	2007	2006
Store	62%	63%	62%
Distribution Center	38%	37%	38%

Total	100%	100%	100%

New stores open with the standard store model, which consists of a core stocking level of approximately $62 thousand per location. This inventory level grows as the level of business in a store grows.

Net cash used in investing activities — Net cash used in investing activities in dollars and as a percentage of net earnings were as follows:

	Dollars	% of Net Earnings
2008	$86,583	31.0%
2007	$37,674	16.2%
2006	$74,199	37.3%

Property and equipment expenditures in dollars and as a percentage of net earnings were as follows:

	Dollars	% of Net Earnings
2008	$95,306	34.1%
2007	$55,749	24.0%
2006	$77,581	39.0%

The 2008 increase in investing activities is primarily due to the increase in property and equipment expenditures. This was primarily due to the expansion of our Indianapolis, Indiana master distribution center, the purchase of adjoining property in Indianapolis, Indiana and the relocation of our Dallas, Texas distribution center.

The 2007 decrease in investing activities is primarily due to the decrease in property and equipment expenditures and the impact of approximately $12,400 due to sales of marketable securities in 2007. The 2006 amount was also impacted by the purchase of a building and the equipment for our new distribution center in Modesto, California.

Property and equipment expenditures in 2008, 2007 and 2006 consist of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, (6) the expansion of Fastenal’s distribution/trucking fleet, (7) the cost related to the relocation of our new Dallas, Texas distribution center (2007 and 2008), (8) the cost related to the expansion of our Indianapolis, Indiana master distribution center, (9) the cost of new manufacturing facility in Rockford, Illinois, and (10) the cost of our new master distribution center in Modesto, California (2006). Disposals of property and equipment consist of the planned disposition of certain pick-up trucks, semi-tractors, and trailers in the normal course of business, the disposition of real estate relating to several store locations and, in the case of 2008, the disposal of our former Dallas, Texas distribution center.

We expect to incur approximately $65,000 in total capital expenditures in 2009, consisting of approximately $34,000 for manufacturing, warehouse and packaging equipment and facilities, $3,000 for shelving and related supplies for our store openings and a la carte store expansions, $12,000 for data processing equipment, $7,000 for store buildings and improvement to store buildings, and $9,000 for vehicles. We have expanded the number of owned store locations over the last several years and expect to purchase additional locations in the future. As of December 31, 2008, we had no material outstanding commitments for capital expenditures.

We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from our borrowing capacity. In addition to opening new stores in the United States, we plan to continue opening additional stores in our foreign markets.

We have future commitments for leased facilities and for leased vehicles at December 31, 2008. The future contractual cash obligations related to the commitments are as follows:

	Total	2009	2010& 2011	2012 & 2013	After 2013
Facilities	$202,304	81,267	97,544	23,409	84
Vehicles	31,432	19,913	11,519	—	—

Total	$233,736	101,180	109,063	23,409	84

Net Cash Used in Financing Activities – Net cash used in financing activities in dollars and as a percentage of net earnings were as follows:

	Dollars	% of Net Earnings
2008	$143,432	51.3%
2007	$153,528	66.0%
2006	$60,667	30.5%

The 2008 and 2007 increase in cash used (relative to 2006) is due to our changes in dividends and stock purchases. These items in dollars and as a percentage of net earnings were as follows:

	Dividends		Stock Purchase		Total
	Dollars	% of Net Earnings	Dollars	% of Net Earnings	% of Net Earnings
2008	$117,474	42.0%	$25,958	9.3%	51.3%
2007	$66,216	28.5%	$87,312	37.5%	66.0%
2006	$60,548	30.4%	$17,294	8.7%	39.1%

Stock Repurchase— On July 10, 2008, we issued a press release announcing our Board of Directors had authorized purchases by us of up to an additional 1,000,000 shares of our common stock (over and above previously authorized amounts). During 2008, 2007, and 2006 we purchased 590,000 shares, 2,086,000 shares, and 474,000 shares, respectively, of our outstanding stock. The average price per share paid was approximately $43.99, $41.86, and $36.49 per share, respectively. With the new authorization in 2008, we have remaining authority to purchase up to approximately 1,410,000 additional shares of our common stock.

Dividends — We declared a semi-annual dividend of $.35 per share on January 19, 2009. We paid aggregate annual dividends per share of $.79, $.44, and $.40 in 2008, 2007, and 2006, respectively.

Line of Credit — We have a $40,000 line of credit under which $0 was outstanding at December 31, 2008. The line bears interest at 0.9% over the LIBOR rate.

Effects of Inflation— Price inflation related to certain products positively impacted net sales in 2008, 2007, and 2006.

Critical Accounting Policies— Our estimates related to certain assets and liabilities are an integral part of our consolidated financial statements. These estimates are considered critical because they require subjective and complex judgments.

Allowance for doubtful accounts – This reserve is for accounts receivable balances that are potentially uncollectible. The reserve is based on an analysis of customer accounts and our historical experience with accounts receivable write-offs. The analysis includes the aging of accounts receivable, the financial condition of a customer or industry, and general economic conditions. Historically, results have reflected the reserves previously recorded. We believe the results could be materially different if historical trends do not reflect actual results or if economic conditions worsen for our customers.

Inventory reserve – This reserve is for potentially obsolete inventory and shrinkage. The reserve is based on an analysis of inventory trends. The analysis includes inventory levels, sales information, physical inventory counts, cycle count adjustments, and the on-hand quantities relative to the sales history for the product. Historically, results have reflected the reserves previously recorded. We believe the results could be materially different if historical trends do not reflect actual results.

Health insurance reserve – This reserve is for incurred but not reported and reported and unpaid health claims. The reserve is based on an analysis of external data related to our historical claim reporting trends. Historically, results have reflected the reserves previously recorded. We believe the results could be materially different if historical trends do not reflect actual results.

General insurance reserve – This reserve is for general claims related to workers’ compensation, property and casualty losses, and other self-insured losses. The reserve is based on an analysis of external data related to our historical general claim trends. Historically, results have reflected the reserves previously recorded. We believe the results could be materially different if historical trends do not reflect actual results.

Tax Strategies – Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. These reserves are established and adjusted in accordance with the principles of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). Under this Interpretation, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. We regularly monitor our tax positions and FIN No. 48 tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or reverse a previously recorded tax benefit, when (i) there is a completion of a tax audit, (ii) there is a change in applicable tax law including a tax case or legislative guidance, or (iii) there is an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective tax rate in future periods.

Geographic Information — Information regarding our revenues and long-lived assets by geographic area is set forth in note 8 to the “Notes to Consolidated Financial Statements.” Risks related to our foreign operations are described earlier in this Form 10-K under the heading “Certain Risks and Uncertainties” and “Item 1A. Risk Factors”.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to certain market risks from changes in foreign currency exchange rates and commodity pricing. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:

(1)	Foreign Currency Exchange Rates – Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at December 31, 2008.

(2)	Commodity Steel Pricing – We buy and sell various types of steel products which consist primarily of different types of threaded fasteners. During the last decade, there has been nominal movement in overall product pricing, with some deflation occurring in the wake of the economic crisis of the Far East markets that occurred in the late 1990’s. This trend reversed to inflation in late 2003 and early 2004 as well as the later part of 2007 and all of 2008. Fluctuations in pricing of certain commodities like steel can affect our cost structure and pricing. We are exposed to the impact of commodity steel pricing and our related ability to pass through the impacts to our end customers.

(3)	Commodity Fuel Prices – We have market risk for changes in gasoline and diesel fuel; however, this risk is mitigated in part by our ability to pass freight cost to our customers and the efficiency of our trucking distribution network.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Fastenal Company:

We have audited the accompanying consolidated balance sheets of Fastenal Company and Subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. It is also our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

Minneapolis, Minnesota
February 20, 2009

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$85,892	57,220
Marketable securities	851	159
Trade accounts receivable, net of allowance for doubtful accounts of $2,660 and $2,265, respectively	244,940	236,331
Inventories	564,247	504,592
Deferred income tax assets	15,909	14,702
Other current assets	63,564	67,767

Total current assets	975,403	880,771

Marketable securities	846	1,950
Property and equipment, less accumulated depreciation	324,182	276,627
Other assets, net	3,718	3,713

Total assets	$1,304,149	1,163,061

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$63,949	55,353
Accrued expenses	83,545	75,565
Income taxes payable	499	6,873

Total current liabilities	147,993	137,791

Deferred income tax liabilities	13,897	15,109

Commitments and contingencies (notes 5, 9, and 10)

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 200,000,000 shares authorized, 148,530,712 and 149,120,712 shares issued and outstanding, respectively	1,485	1,491
Additional paid-in capital	1,559	227
Retained earnings	1,134,244	996,050
Accumulated other comprehensive income	4,971	12,393

Total stockholders’ equity	1,142,259	1,010,161

Total liabilities and stockholders’ equity	$1,304,149	1,163,061

See accompanying notes to consolidated financial statements

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	2008	2007	2006

Net sales	$2,340,425	2,061,819	1,809,337

Cost of sales	1,104,333	1,014,245	901,662

Gross profit	1,236,092	1,047,574	907,675

Operating and administrative expenses	785,688	671,248	587,610
Gain (loss) on sale of property and equipment	(167)	99	(223)

Operating income	450,237	376,425	319,842

Interest income	930	1,474	1,187

Earnings before income taxes	451,167	377,899	321,029

Income tax expense	171,462	145,277	121,991

Net earnings	$279,705	232,622	199,038

Basic and diluted net earnings per share	$1.88	1.55	1.32

Basic weighted average shares outstanding	148,831	150,555	151,034

Diluted weighted average shares outstanding	148,831	150,555	151,165

See accompanying notes to consolidated financial statements

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Amounts in thousands except per share information)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount

Balance as of December 31, 2005	151,055	$1,511	$—	$776,598	$5,440	$783,549
Dividends paid in cash	—	—	—	(60,548)	—	(60,548)
Purchase of common stock	(474)	(5)	(4,751)	(12,538)	—	(17,294)
Stock options exercised	626	6	12,516	—	—	12,522
Stock options expense	—	—	279	—	—	279
Tax benefit from exercise of stock options	—	—	4,653	—	—	4,653

Net earnings for the year	—	—	—	199,038	—	199,038
Change in marketable securities	—	—	—	—	147	147
Translation adjustment (net of tax effect of $61)	—	—	—	—	(253)	(253)

Total Comprehensive Income						198,932

Balance as of December 31, 2006	151,207	$1,512	$12,697	$902,550	$5,334	$922,093
Dividends paid in cash	—	—	—	(66,216)	—	(66,216)
Purchase of common stock	(2,086)	(21)	(14,385)	(72,906)	—	(87,312)
Stock options expense	—	—	1,915	—	—	1,915

Net earnings for the year	—	—	—	232,622	—	232,622
Change in marketable securities	—	—	—	—	102	102
Translation adjustment (net of tax effect of $4,918)	—	—	—	—	6,957	6,957

Total Comprehensive Income						239,681

Balance as of December 31, 2007	149,121	$1,491	$227	$996,050	$12,393	$1,010,161
Dividends paid in cash	—	—	—	(117,474)	—	(117,474)
Purchase of common stock	(590)	(6)	(1,915)	(24,037)	—	(25,958)
Stock options expense	—	—	3,247	—	—	3,247

Net earnings for the year	—	—	—	279,705	—	279,705
Change in marketable securities	—	—	—	—	10	10
Translation adjustment (net of tax effect of $5,762)	—	—	—	—	(7,432)	(7,432)

Total Comprehensive Income						272,283

Balance as of December 31, 2008	148,531	$1,485	$1,559	$1,134,244	$4,971	$1,142,259

See accompanying notes to consolidated financial statements

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	2008	2007	2006

Cash flows from operating activities:
Net earnings	$279,705	232,622	199,038
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	39,201	37,332	33,530
Loss (gain) on sale of property and equipment	167	(99)	223
Bad debt expense	7,498	5,343	3,722
Deferred income taxes	(2,419)	(911)	(3,705)
Stock based compensation	3,247	1,915	279
Amortization of non-compete agreement	67	67	67
Changes in operating assets and liabilities:
Trade accounts receivable	(16,107)	(32,142)	(29,698)
Inventories	(59,655)	(48,595)	(94,436)
Other current assets	4,203	(7,410)	(23,264)
Accounts payable	8,596	13,982	2,799
Accrued expenses	7,980	14,021	11,286
Income taxes payable	(6,374)	5,892	(1,727)
Other	(6,211)	5,878	(239)

Net cash provided by operating activities	259,898	227,895	97,875

Cash flows from investing activities:
Purchase of property and equipment	(95,306)	(55,759)	(77,581)
Proceeds from sale of property and equipment	8,383	5,929	4,246
Net (increase) decrease in marketable securities	412	12,421	(633)
Increase in other assets	(72)	(265)	(231)

Net cash used in investing activities	(86,583)	(37,674)	(74,199)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	—	12,522
Tax benefits from exercise of stock options	—	—	4,653
Purchase of common stock	(25,958)	(87,312)	(17,294)
Payment of dividends	(117,474)	(66,216)	(60,548)

Net cash used in financing activities	(143,432)	(153,528)	(60,667)

Effect of exchange rate changes on cash	(1,211)	1,181	133

Net increase (decrease) in cash and cash equivalents	28,672	37,874	(36,858)

Cash and cash equivalents at beginning of year	57,220	19,346	56,204

Cash and cash equivalents at end of year	$85,892	57,220	19,346

Supplemental disclosure of cash flow information:
Cash paid during each year for income taxes	$173,539	144,318	122,831

See accompanying notes to consolidated financial statements

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Business Overview and Summary of Significant Accounting Policies

Business Overview

Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We operate stores primarily located in North America. On December 31, 2008, we operated 2,311 company owned or leased store locations.

Principles of Consolidation

The consolidated financial statements include the accounts of Fastenal Company and its wholly-owned subsidiaries (collectively referred to as ‘Fastenal’ or by such terms as ‘we’, ‘our’, or ‘us.’). All material intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition and Accounts Receivable

Net sales include products, services, and freight and handling costs billed, net of any related sales incentives paid to customers and net of an estimate for product returns. We recognize revenue when persuasive evidence of an arrangement exists, title and risk of ownership have passed, the sales price is fixed or determinable, and collectibility is probable. These criteria are met at the time the product is shipped to, or picked up by, the customer. We recognize billings for freight and handling charges at the time the products are shipped to, or picked up by, the customer. We recognize services at the time the service is provided to the customer. We estimate product returns based on historical return rates. Accounts receivable are stated at their estimated net realizable value. The allowance for doubtful accounts is based on an analysis of customer accounts and our historical experience with accounts receivable write-offs. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales in the accompanying consolidated statements of earnings.

Foreign Currency Translation and Transactions

The functional currency of our foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts (with the exception of retained earnings) using current exchange rates as of the balance sheet date, for retained earnings at historical exchange rates, and for revenue and expense accounts using a weighted average exchange rate during the year. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned accumulated other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in operating and administrative expenses in the consolidated statements of earnings.

Financial Instruments

All financial instruments are carried at amounts that approximate estimated fair value.

Cash and Cash Equivalents

Cash and cash equivalents are held primarily at two banks. For purposes of the consolidated statements of cash flows, we consider all highly-liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Inventories, consisting of finished goods merchandise held for resale, are stated at the lower of cost (first in, first out method) or market.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Marketable Securities

Marketable securities as of December 31, 2008 and 2007 consist of debt securities. We classify our debt securities as available-for-sale. Available-for-sale securities are recorded at fair value based on current market value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings but are included in comprehensive income and are reported as a separate component of stockholders’ equity until realized, unless a decline in the market value of any available-for-sale security below cost is deemed other than temporary and is charged to earnings, resulting in the establishment of a new cost basis for the security.

Property and Equipment

Property and equipment are stated at cost. Depreciation on buildings and equipment is provided for using the straight-line method over the anticipated economic useful lives of the related property.

Leases

We lease space under non-cancelable operating leases for our Utah, Washington, Nuevo Leon, Mexico, and Alberta, Canada distribution centers and certain store locations with initial terms of one to 60 months. Most store locations have initial lease terms of 36 to 48 months. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Any such terms are recognized as rent expense over the term of the lease. Further, the leases do not contain contingent rent provisions. Leasehold improvements on operating leases are amortized over a 36-month period. We lease certain semi-tractors and pick-ups under operating leases. The semi-tractor leases typically have a 36-month term. The pick-up leases typically have a 72-month term and include an early buyout clause, which we generally exercise, thereby giving the leases an effective term of 15 to 20 months.

Other Assets and Long-Lived Assets

Other assets consist of prepaid security deposits, goodwill, and a non-compete agreement. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Net goodwill was $1,400 in all three years. The non-compete is amortized on a straight-line basis over 15 years. Net non-compete was $290 and $357 at December 31, 2008 and 2007, respectively. Total non-compete amortization costs were $67 per year in all three years

Goodwill and other tangible and identifiable intangible long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or on an annual basis if no event or change occurs, to determine that the unamortized balances are recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset, and, in the case of goodwill, by also looking at an adverse change in legal factors or the business climate, a transition to a new product or services strategy, a significant change in the customer base, and/or a realization of failed marketing efforts. If the asset is deemed to be impaired, the amount of impairment is charged to earnings as a part of operating and administrative expenses in the current period. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Accounting Estimates

The preparation of financial statements in conformity with the U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Insurance Reserves

We are self-insured for certain losses relating to medical, dental, workers’ compensation, and other casualty losses. Specific stop loss coverage is provided for catastrophic claims in order to limit exposure to significant claims. Losses and claims are charged to operations when it is probable a loss has been incurred and the amount can be reasonably estimated. Accrued insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

Product Warranties

We offer a basic limited warranty for certain of our products. The specific terms and conditions of those warranties vary depending upon the product sold. We typically recoup these costs through product warranties we hold with the original equipment manufacturers. Our warranty expense has historically been minimal.

Stockholders’ Equity and Stock-Based Compensation

At December 31, 2008, 2007, and 2006, we had one stock option employee compensation plan (Fastenal Option Plan). The Fastenal Option Plan was approved by our shareholders in April 2003 and amended by our shareholders in April 2007.

We granted options to purchase our common stock to certain of our employees under the Fastenal Option Plan in May 2003. These options became vested and exercisable in June 2006 and lapsed, to the extent not exercised, in November 2006.

On April 15, 2008, the Compensation Committee of our Board of Directors approved the grant under the Fastenal Option Plan, effective at the close of business that day, of options to purchase 275,000 shares of our common stock at a strike price of $54 per share. The closing stock price on the date of grant was $48.70 per share.

On April 17, 2007, the Compensation Committee of our Board of Directors approved the grant under the Fastenal Option Plan, effective at the close of business that day, of options to purchase approximately 2,200,000 shares of our common stock at a strike price of $45 per share. The closing stock price on the date of grant was $40.30 per share.

The options granted in 2007 and 2008 vest and become exercisable over a period of up to eight years. Each option will terminate, to the extent not previously exercised, 13 months after the end of the relevant vesting period. No options under either of these grants were vested as of December 31, 2008. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period.

Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), as of January 1, 2007, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN No. 48, we recognized the effect of income tax positions if such positions were probable of being sustained. We record interest and penalties related to unrecognized tax benefits in income tax expense.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Comprehensive Income

We comply with the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income are as follows:

	2008	2007	2006
Net earnings, as reported	$279,705	232,622	199,038
Change in marketable securities	10	102	147
Translation adjustment (net of tax)	(7,432)	6,957	(253)

Comprehensive income	$272,283	239,681	198,932

Earnings Per Share

Basic net earnings per share is calculated using net earnings available to common stockholders divided by the weighted average number of shares of common stock outstanding during the year. Diluted net earnings per share is similar to basic net earnings per share except that the weighted average number of shares of common stock outstanding includes the incremental shares assumed to be issued upon the exercise of stock options considered to be “in-the-money”. The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to the Fastenal Option Plan:

	2008	2007	2006
Basic—weighted average shares outstanding	148,831	150,555	151,034
Weighted shares assumed upon exercise of stock options	—	—	131

Diluted—weighted average shares outstanding	148,831	150,555	151,165

Segment Reporting

We have reviewed SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and have determined that we meet the aggregation criteria outlined as our various operations have similar (1) economic characteristics, (2) products and services, (3) customers, (4) distribution channels, and (5) regulatory environments. Therefore we report as a single business segment.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Note 2. Investments

Available-for-sale securities at December 31 consist of the following:

2008:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and municipal bonds	$1,577	—	(20)	1,557
Certificates of deposit or money market	140	—	—	140

Total available-for-sale securities	$1,717	—	(20)	1,697

2007:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and municipal bonds	$2,137	—	(30)	2,107
Certificates of deposit or money market	2	—	—	2

Total available-for-sale securities	$2,139	—	(30)	2,109

We recorded gains related to our available-for-sale securities which were immaterial in 2008, 2007, and 2006.

Gains and losses from the sale of investments are calculated based on the specific identification method.

Maturities of our available-for-sale securities at December 31, 2008 consist of the following:

	Less than 12 months		Greater than 12 months
	Amortized cost	Fair value	Amortized cost	Fair value
State and municipal bonds	711	711	866	846
Certificates of deposit or money market	140	140	—	—

Total available-for-sale securities	$851	851	866	846

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Note 3. Property and Equipment

Property and equipment as of December 31 consists of the following:

	Depreciable life in years	2008	2007
Land		$30,071	23,393
Buildings and improvements	31 to 39	145,974	126,094
Equipment and shelving	3 to 10	290,632	252,425
Transportation equipment	3 to 5	44,471	40,857
Construction in progress		27,657	22,724

		538,805	465,493
Less accumulated depreciation		(214,623)	(188,866)

Net property and equipment		$324,182	276,627

Construction in progress at December 31, 2008 and 2007 consists primarily of the construction cost of our new Dallas distribution center building and automated racking system and the construction costs associated with the expansion of our Indianapolis distribution center, respectively.

Note 4. Accrued Expenses

Accrued expenses as of December 31 consist of the following:

	2008	2007
Payroll and related taxes	$15,182	13,609
Bonuses and commissions	10,069	11,033
Profit sharing contribution	5,207	4,743
Insurance	18,967	18,997
Promotions	9,605	11,349
Sales, real estate, and personal property taxes	6,239	8,002
Vehicle loss reserve and deferred rebates	7,693	6,597
Legal settlement	10,000	—
Other	583	1,235

	$83,545	75,565

Note 5. Stockholders’ Equity

Preferred stock has a par value of $.01 per share. There were 5,000,000 shares authorized and no shares issued as of December 31, 2008 and 2007. Common stock has a par value of $.01 per share. There were 200,000,000 shares authorized and 148,530,712 shares issued and outstanding as of December 31, 2008 and 200,000,000 shares authorized and 149,120,712 shares issued and outstanding as of December 31, 2007.

Dividends

On January 19, 2009, our Board of Directors declared a semi-annual dividend of $.35 per share of common stock to be paid in cash on February 27, 2009 to shareholders of record at the close of business on February 16, 2009.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Stock Options

On April 15, 2008, the Compensation Committee of our Board of Directors approved the grant, effective at the close of business that day, of options to purchase 275,000 shares of our common stock at a strike price of $54 per share. The closing stock price on the date of grant was $48.70 per share. These options vest and become exercisable over a period of up to eight years.

On April 17, 2007, the Compensation Committee of our Board of Directors approved the grant, effective at the close of business that day, of options to purchase approximately 2,200,000 shares of our common stock at a strike price of $45 per share. The closing stock price on the date of grant was $40.30 per share. These options vest and become exercisable over a period of up to eight years.

Each option will terminate, to the extent not previously exercised, 13 months after the end of the relevant vesting period. No options under either grant were vested as of December 31, 2008. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period.

The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the following table. The expected life is the most significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time over which the employee groups will exercise their options, which is based on historical experience with similar grants. Expected volatilities are based on the movement of our stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate is based on the U.S. Treasury rate over the expected life at the time of grant. The dividend yield is estimated over the expected life based on our current dividend payout, historical dividends paid, and expected future cash dividends. The following table illustrates the assumptions for the options granted in 2008 and 2007.

Year of grant	Risk-free interest rate	Expected life of option in years	Expected dividend yield	Expected stock volatility	Estimated fair value of stock option
2008	2.7%	5.00	1.0%	30.93%	$15.50
2007	4.6%	4.85	1.0%	31.59%	$11.36

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

A summary of activity under the Fastenal Option Plan previously described is presented below:

	Options Outstanding	Price[1]	Life[2]

Outstanding as of January 1, 2008	2,140,000	$45.00	7.81

Granted	275,000	$54.00	8.49

Exercised/earned	—	—

Cancelled/forfeited	(140,000)	$46.80

Outstanding as of December 31, 2008	2,275,000	$45.98	6.95

Exercisable as of December 31, 2008	—

	Options Outstanding	Price[1]	Life[2]

Outstanding as of January 1, 2007	—	—	—

Granted	2,200,000	$45.00	8.49

Exercised /earned	—	—

Cancelled/forfeited	(60,000)	$45.00

Outstanding as of December 31, 2007	2,140,000	$45.00	7.81

Exercisable as of December 31, 2007	—

[1]	Weighted-average exercise price
[2]	Weighted-average remaining contractual life in years

Total stock-based compensation expense for the Fastenal Option Plan was $3,247, $1,915, and $279 for the years ended December 31, 2008, 2007, and 2006, respectively.

At December 31, 2008, there was no intrinsic value for the options outstanding as the closing stock price at year-end was less than the option exercise price. Unrecognized compensation expense related to outstanding stock options as of December 31, 2008, 2007, and 2006 was $20,033, $16,208, and $0 pre-tax, and is expected to be recognized over the weighted average periods noted in the table above and will be adjusted for any future changes in estimated forefeitures.

Note 6. Retirement Savings Plan

The Fastenal Company and Subsidiaries 401(k) Plan covers all of our employees in the United States. Our employees in Canada may participate in a Registered Retirement Savings Plan (RRSP). The general purpose of both of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. We contributed $5,207, $4,743 and $3,153 to our employees’ retirement accounts for 2008, 2007 and 2006, respectively.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Note 7. Income Taxes

Earnings before income taxes were derived from the following sources:

	2008	2007	2006
Domestic	$434,816	374,920	319,494
Foreign	16,351	2,979	1,535

	$451,167	377,899	321,029

Components of income tax expense (benefit) are as follows:

2008:	Current	Deferred	Total
Federal	$137,751	5,501	143,252
State	21,780	(243)	21,537
Foreign	6,769	(96)	6,673

	$166,300	5,162	171,462

2007:	Current	Deferred	Total
Federal	$127,675	(3,051)	124,624
State	18,289	(266)	18,023
Foreign	3,536	(906)	2,630

	$149,500	(4,223)	145,277

2006:	Current	Deferred	Total
Federal	$109,595	(1,864)	107,731
State	14,539	(284)	14,255
Foreign	278	(273)	5

	$124,412	(2,421)	121,991

Income tax expense in the accompanying consolidated financial statements differs from the expected expense as follows:

	2008	2007	2006
Federal income tax expense at the “expected” rate of 35%	$157,908	132,265	112,360
Increase (decrease) attributed to:
State income taxes, net of federal benefit	13,914	11,715	9,266
State tax matters	1,020	1,350	—
Other, net	(1,380)	(53)	365

Total income tax expense	$171,462	145,277	121,991

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31 are as follows:

	2008	2007
Deferred tax asset (liability):
Inventory costing and valuation methods	$3,573	4,906
Allowance for doubtful accounts receivable	776	894
Insurance claims payable	6,380	7,509
Promotions payable	743	1,416
Accrued legal reserves	3,955	—
Stock based compensation	2,152	864
Federal and state benefit of uncertain tax positions	1,929	1,468
Other, net	1,802	—

Total deferred tax assets	21,310	17,057

Fixed assets	(19,298)	(14,130)
Other, net	—	(3,334)

Total deferred tax liabilities	(19,298)	(17,464)

Net deferred tax asset (liability)	$2,012	(407)

No valuation allowance for deferred tax assets was necessary as of December 31, 2008 and 2007. The character of the deferred tax assets is such that they can be realized through carryback to prior tax periods or offset against future taxable income.

During 2008, 2007, and 2006, $0, $0, and $4,653, respectively, were added to additional paid-in capital reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock option transactions.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN48) on January 1, 2007. Implementation of FIN No. 48 resulted in no adjustment to the liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows:

	2008	2007
Balance at January 1,	$5,143	4,676
Increase related to prior year tax positions	574	2,324
Decrease related to prior year tax positions	(230)	(289)
Increase related to current year tax positions	1,411	1,051
Decrease related to statute of limitation lapses	(321)	—
Settlements	(920)	(2,619)

Balance at December 31,	$5,657	5,143

Included in the liability for unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense.

Fastenal Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, all states, and various foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before, in the case of United States Federal and non-United States examinations, 2005 and, in the case of state and local examinations, 2002.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

At December 31, 2008 and 2007, the amount of unrecognized tax benefits that would favorably impact the effective tax rate if recognized, is not material. We do not expect the change, if any, to have a material effect on our consolidated financial condition or results of operations within the next 12 months.

Note 8. Geographic Information

Our revenues and long-lived assets relate to the following geographic areas:

Revenues	2008	2007	2006
United States	$2,144,809	1,902,066	1,683,271
Canada	145,443	124,037	98,491
Other foreign countries	50,173	35,716	27,575

	$2,340,425	2,061,819	1,809,337

Long-Lived Assets	2008	2007	2006
United States	$316,640	267,609	257,075
Canada	8,113	9,888	8,546
Other foreign countries	3,147	2,843	1,924

	$327,900	280,340	267,545

Accounting policies of the operations in the various geographic areas are the same as those described in the summary of significant accounting policies. Long-lived assets consist of property and equipment, location security deposits, goodwill, and other intangibles. Revenues are attributed to countries based on the location of the store from which the sale occurred. No single customer represents more than 10% of our consolidated net sales.

Note 9. Operating Leases

We lease space under non-cancelable operating leases for our Utah, Washington, Alberta, Canada, and Nuevo Leon, Mexico distribution centers, and certain store locations with initial terms of one to 60 months. Most store locations have initial lease terms of 36 to 48 months. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Any such terms are recognized as rent expense over the term of the lease. Further, the leases do not contain contingent rent provisions. Leasehold improvements, with a net book value of $2,707 at December 31, 2008, on operating leases are amortized over a 36-month period. We lease certain semi-tractors and pick-ups under operating leases. The semi-tractor leases typically have a 36-month term. The pick-up leases typically have a non-cancellable lease term of approximately one year, with renewal options for up to 72-months. Our average lease term is typically for 15-20 months. Future minimum annual rentals for the leased facilities and the leased vehicles are as follows:

	Leased facilities	Leased vehicles	Total
2009	$81,267	19,913	101,180
2010	59,821	10,477	70,298
2011	37,723	1,042	38,765
2012	16,521	—	16,521
2013	6,888	—	6,888
2014 and thereafter	84	—	84

	$202,304	31,432	233,736

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Rent expense under all operating leases was as follows:

	Leased facilities	Leased vehicles	Total
2008	$86,964	27,868	114,832
2007	$77,263	23,675	100,938
2006	$60,915	21,577	82,492

Certain operating leases for vehicles contain residual value guarantee provisions which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration, of the leases that contain residual value guarantees, is approximately $15,212. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote, except for a $2,960 loss on disposal reserve provided at December 31, 2008.

Note 10. Commitments and Contingencies

Credit Facilities

We have a line of credit arrangement with a bank which expires June 1, 2009. The line allows for borrowings of up to $40,000 at 0.9% over the LIBOR rate. On December 31, 2008 there was $0 outstanding on the line. We have a letter of credit issued on our behalf to our insurance carrier. As of December 31, 2008, the total undrawn balance of this letter of credit was $21,400.

During 2001, we completed the construction of a new building for our Kansas City warehouse, and completed an expansion of this warehouse in 2004. We were required to obtain financing for the construction and expansion of this facility under an Industrial Revenue Bond (IRB). We subsequently purchased 100% of the outstanding bonds under the IRB at par. In addition to purchasing the outstanding obligations, we have a right of offset included in the IRB debt agreement. Accordingly, we have netted the impact of the IRB in the accompanying consolidated financial statements. The outstanding balance of the IRB was $9,733 at December 31, 2008 and 2007.

Legal Contingencies

We are involved in certain legal actions. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, that could require significant expenditures or result in lost revenues. In accordance with SFAS No. 5, Accounting for Contingencies (SFAS No. 5), we record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Other than the class action lawsuit noted below, negative outcomes for the balance of the litigation matters are not considered probable or cannot be reasonably estimated.

On October 18, 2007, a complaint was filed in the United States District Court for the Northern District of California against Fastenal on behalf of two former employees claiming to represent all employees employed in the store position of Assistant General Manager in the United States within three years prior to the filing date (four years for California employees). The suit alleges Fastenal misclassified its Assistant General Managers as exempt for purposes of the overtime provisions of the Fair Labor Standards Act (FLSA) and California and Pennsylvania state statutes. This suit also alleges that Assistant General Managers in California did not receive sufficient meal breaks and paid rest periods under the California Labor Code. An opt-in class was certified for this action.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

On August 29, 2008, we issued a press release announcing a preliminary agreement to settle the class action lawsuit noted above. While we deny the allegations underlying the lawsuit, we agreed to enter into the settlement agreement in order to avoid significant legal fees, the uncertainty of a jury trial, distractions to our operations, and other expenses and management time that would have to be devoted to protracted litigation. The settlement, which is still subject to court approval, fully resolves all claims brought by the plaintiffs in this lawsuit. Pursuant to the settlement, we will make a cash payment of $10 million to cover claims by eligible class members, plaintiff attorneys’ fees and costs, and payments to the named plaintiffs. The expense for this settlement was recorded in the third quarter of 2008. We do not expect the settlement to have any material impact on our operating results going forward.

Note 11. Sales by Product Line

The percentages of our net sales by product line are as follows:

Type	Introduced	2008	2007	2006
Fasteners[1]	1967	51.2%	50.7%	51.5%
Tools	1993	9.9%	10.6%	10.9%
Cutting tools	1996	4.5%	4.6%	4.8%
Hydraulics & pneumatics	1996	6.6%	6.5%	6.2%
Material handling	1996	5.9%	6.1%	6.3%
Janitorial supplies	1996	5.4%	5.4%	5.3%
Electrical supplies	1997	4.2%	4.1%	3.7%
Welding supplies	1997	3.6%	3.6%	3.5%
Safety supplies	1999	5.8%	5.7%	5.4%
Metals	2001	0.7%	0.7%	0.6%
Direct ship[2]	2004	2.0%	1.8%	1.6%
Other		0.2%	0.2%	0.2%

		100.0%	100.0%	100.0%

[1]	Fastener product line represents fasteners and miscellaneous supplies.
[2]

Direct ship represents a cross section of products from the ten product lines. The items included here represent certain items with historically low margins which are shipped direct from our suppliers to our customers.

Selected Quarterly Financial Data (Unaudited)

(Amounts in thousands except per share information)

2008:	Net sales	Gross profit	Net earnings	Basic earnings per share
First quarter	$566,210	296,630	68,094.46
Second quarter	604,219	317,389	76,166.51
Third quarter	625,037	330,883	72,909.49
Fourth quarter	544,959	291,190	62,536.42

Total	$2,340,425	1,236,092	279,705	1.88

2007:	Net sales	Gross profit	Net earnings	Basic earnings per share
First quarter	$489,157	249,515	54,033.36
Second quarter	519,706	261,469	60,256.40
Third quarter	533,750	272,024	62,142.41
Fourth quarter	519,206	264,566	56,191.38

Total	$2,061,819	1,047,574	232,622	1.55

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this item is contained in Item 8 of this Form 10-K on page 31.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a15-(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ Willard D. Oberton	/s/ Daniel L. Florness
Chief Executive Officer and President	Executive Vice-President and Chief Financial Officer

Winona, MN
February 20, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Incorporated herein by reference is the information appearing under the headings “Proposal 1 — Election of Directors—Nominees and Required Vote”, pages 4 to 5, “Corporate Governance—Board Structure and Committee Membership”, page 8, “Corporate Governance—Audit Committee”, pages 8 to 10, and “Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance”, page 12, in our proxy statement dated February 20, 2009. See also Part I hereof under the heading “Item X. Executive Officers of the Registrant”.

There were no material changes to the procedures by which security holders may recommend nominees to the board of directors since our last report.

On January 19, 2004, our board of directors adopted a supplement to our existing standards of conduct designed to qualify the standards of conduct as a code of ethics within the meaning of Item 406(b) of Regulation S-K promulgated by the SEC (Code of Ethics). The standards of conduct, as supplemented, apply to all of our directors, officers, and employees, including without limitation our chief executive officer, chief financial officer, principal accounting officer, and controller (if any), and persons performing similar functions (Senior Financial Officers). Those portions of the standards of conduct, as supplemented, that constitute a required element of a Code of Ethics are available without charge by submitting a request to us pursuant to the directions detailed on our website at www.fastenal.com. In the event we amend or waive any portion of the standards of conduct, as supplemented, that constitutes a required element of a Code of Ethics and such amendment or waiver applies to any of our Senior Financial Officers, we intend to post on our website, within four business days after the date of such amendment or waiver, a brief description of such amendment or waiver, the name of each Senior Financial Officer to whom the amendment or waiver applies, and the date of the amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the headings “Corporate Governance—Compensation Committee Interlocks and Insider Participation”, page 11, “Corporate Governance—Compensation Committee Report”, page 11, and “Executive Compensation”, pages 13 to 20, in our proxy statement dated February 20, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is the information appearing under the heading “Security Ownership of Principal Shareholders and Management”, pages 6 to 7, in our proxy statement dated February 20, 2009.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	2,275,000	$45.98	4,686,770

Equity Compensation Plans Not Approved by Security Holders	0	0	0

Total	2,275,000	$45.98	4,686,770

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference is the information appearing under the headings “Corporate Governance—Board Matters”, page 8, “Corporate Governance—Related Person Transaction Approval Policy”, page 9, “Corporate Governance—Transactions with Related Persons”, page 10, and “Corporate Governance—Director Nominations Policy”, pages 11 to 12, in our proxy statement dated February 20, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is the information appearing under the heading “Audit and Related Fees”, page 21, in our proxy statement dated February 20, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) 1. Financial Statements:

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Earnings for the years ended December 31, 2008, 2007, and 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2008, 2007, and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

3. Exhibits:

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company, as amended

10.1	Description of Bonus Arrangements for Executive Officers (incorporated by reference to the information appearing under the heading “Executive Compensation – Compensation Discussion and Analysis”, pages 13 to 16, in Fastenal Company’s Proxy Statement dated February 20, 2009)*

10.2	Fastenal Company Stock Option Plan (incorporated by reference to Exhibit A to Fastenal Company’s Proxy Statement dated February 23, 2007)*

13	Portion of 2008 Annual Report to Shareholders not included in this Form 10-K (only those sections specifically incorporated by reference in this Form 10-K shall be deemed filed with the SEC)

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

We will furnish copies of these Exhibits upon request and payment of our reasonable expenses in furnishing the Exhibits.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

FASTENAL COMPANY

Schedule II—Valuation and Qualifying Accounts

Years ended December 31, 2008, 2007, and 2006

(Amounts in thousands)

Description	Balance at beginning of year	“Additions” charged to costs and expenses		“Other” additions (deductions)	“Less” deductions		Balance at end of year

Year ended December 31, 2008

Allowance for doubtful accounts	$2,265	7,498		—	7,103		2,660
Insurance reserves	$18,997	44,105	[1]	—	44,135	[2]	18,967

Year ended December 31, 2007

Allowance for doubtful accounts	$2,119	5,343		—	5,197		2,265
Insurance reserves	$17,662	39,276	[1]	—	37,941	[2]	18,997

Year ended December 31, 2006

Allowance for doubtful accounts	$3,875	3,722		—	5,478		2,119
Insurance reserves	$12,533	34,131	[1]	—	29,002	[2]	17,662

[1]	Includes costs and expenses incurred for premiums and claims related to health and general insurance.
[2]	Includes costs and expenses paid for premiums and claims related to health and general insurance.

See accompanying Report of Independent Registered Public Accounting Firm incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2009

FASTENAL COMPANY

By	/s/ Willard D. Oberton
Willard D. Oberton, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 20, 2009

By	/s/ Willard D. Oberton	By	/s/ Daniel L. Florness
	Willard D. Oberton, Chief Executive Officer		Daniel L. Florness, Chief Financial Officer
	(Principal Executive Officer) and Director		(Principal Financial Officer and Principal Accounting Officer)

By	/s/ Robert A. Kierlin	By	/s/ Stephen M. Slaggie
	Robert A. Kierlin, Director (Chairman)		Stephen M. Slaggie, Director

By	/s/ Michael M. Gostomski	By	/s/ Michael J. Dolan
	Michael M. Gostomski, Director		Michael J. Dolan, Director

By	/s/ Reyne K. Wisecup	By	/s/ Hugh L. Miller
	Reyne K. Wisecup, Director		Hugh L. Miller, Director

By	/s/ Michael J. Ancius	By	/s/ Scott A. Satterlee
	Michael J. Ancius, Director		Scott A. Satterlee, Director

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	Incorporated by Reference

3.2	Restated By-Laws of Fastenal Company, as amended	Electronically Filed

10.1	Description of Bonus Arrangements for Executive Officers	Incorporated by Reference

10.2	Fastenal Company Stock Option Plan	Incorporated by Reference

13	Portion of 2008 Annual Report to Shareholders not included in this Form 10-K (only those sections specifically incorporated by reference in this Form 10-K shall be deemed filed with the SEC)	Electronically Filed

21	List of Subsidiaries	Electronically Filed

23	Consent of Independent Registered Public Accounting Firm	Electronically Filed

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed