Form 10-Q
period 2009-03-31
FASTENAL CO
filed 2009-04-24
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009, or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at April 22, 2009
Common Stock, $.01 par value	148,530,712

FASTENAL COMPANY

PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

	Unaudited March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$109,867	85,892
Marketable securities	899	851
Trade accounts receivable, net of allowance for doubtful accounts of $3,374 and $2,660, respectively	240,658	244,940
Inventories	555,283	564,247
Deferred income tax assets	15,909	15,909
Other current assets	44,964	63,564

Total current assets	967,580	975,403

Marketable securities	817	846
Property and equipment, less accumulated depreciation	330,614	324,182
Other assets, less accumulated amortization	3,638	3,718

Total assets	$1,302,649	1,304,149

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$51,001	63,949
Accrued expenses	73,547	83,545
Income taxes payable	26,893	499

Total current liabilities	151,441	147,993

Deferred income tax liabilities	13,897	13,897

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 200,000,000 shares authorized, 148,530,712 shares issued and outstanding	1,485	1,485
Additional paid-in capital	2,459	1,559
Retained earnings	1,130,953	1,134,244
Accumulated other comprehensive income	2,414	4,971

Total stockholders’ equity	1,137,311	1,142,259

Total liabilities and stockholders’ equity	$1,302,649	1,304,149

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	(Unaudited) Three months ended March 31,
	2009	2008
Net sales	$489,347	566,210

Cost of sales	230,699	269,580

Gross profit	258,648	296,630

Operating and administrative expenses	179,909	186,562
Loss on sale of property and equipment	328	104

Operating income	78,411	109,964

Interest income	256	221

Earnings before income taxes	78,667	110,185

Income tax expense	29,973	42,091

Net earnings	$48,694	68,094

Basic and diluted net earnings per share	$0.33	0.46

Basic and diluted weighted average shares outstanding	148,531	149,121

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	(Unaudited) Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$48,694	68,094
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	10,300	9,524
Loss on sale of property and equipment	328	104
Bad debt expense	2,567	1,895
Stock based compensation	900	673
Amortization of non-compete agreement	17	17
Changes in operating assets and liabilities:
Trade accounts receivable	1,715	(38,924)
Inventories	8,964	10,232
Other current assets	18,600	7,233
Accounts payable	(12,948)	4,220
Accrued expenses	(9,998)	(8,875)
Income taxes payable	26,394	33,978
Other	(1,999)	(1,435)

Net cash provided by operating activities	93,534	86,736

Cash flows from investing activities:
Purchase of property and equipment	(19,033)	(32,641)
Proceeds from sale of property and equipment	1,973	1,087
Net increase in marketable securities	(19)	(22)
Net decrease (increase) in other assets	63	(27)

Net cash used in investing activities	(17,016)	(31,603)

Cash flows from financing activities:
Payment of dividends	(51,986)	(37,280)

Net cash used in financing activities	(51,986)	(37,280)

Effect of exchange rate changes on cash	(557)	139

Net increase in cash and cash equivalents	23,975	17,992

Cash and cash equivalents at beginning of period	85,892	57,220

Cash and cash equivalents at end of period	$109,867	75,212

Supplemental disclosure of cash flow information:
Cash paid during each period for:
Income taxes	$3,579	8,113

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

March 31, 2009 and 2008

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as the Company, Fastenal, or by terms such as we, our, or us) have been prepared in accordance with United States generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in our consolidated financial statements as of and for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(2)	Stockholders’ Equity and Stock-Based Compensation

During April 2008 and April 2007, the Compensation Committee of our Board of Directors approved the grant under our employee stock option plan, effective at the close of business that day, of options to purchase approximately 275 thousand shares and 2.2 million shares, respectively, of our common stock.

These options vest and become exercisable over a period of up to eight years. Each option will terminate, to the extent not previously exercised, 13 months after the end of the relevant vesting period. No options under either of these grants were vested as of March 31, 2009.

On April 21, 2009, the Compensation Committee of our Board of Directors approved the grant under our employee stock option plan, effective at the close of business that day, of options to purchase approximately 395 thousand shares of our common stock at a strike price of $54.00 per share. The closing stock price on the date of grant was $35.22 per share. These options vest and become exercisable over a period of up to eight years. Each option will terminate, to the extent not previously exercised, 13 months after the end of the relevant vesting period.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

March 31, 2009 and 2008

(Unaudited)

Compensation expense equal to the grant date fair value will be recognized for all of these awards over the vesting period. The stock-based compensation expense for the three month periods ended March 31, 2009 and 2008 was $900 and $673, respectively. Unrecognized compensation expense related to outstanding stock options as of March 31, 2009 was $19,076 and is expected to be recognized over a weighted average period of 6.70 years. Any future changes in estimated forefeitures will impact this amount.

The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the following table. The expected life is the most significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time over which the employee groups will exercise their options, which is based on historical experience with similar grants. Expected volatilities are based on the movement of the Company’s stock over the most recent historical period equivalent to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury rate over the expected life at the time of grant. The dividend yield is estimated over the expected life based on our current dividend payout, historical dividends paid, and expected future cash dividends. The following table illustrates the share price information and assumptions for the options granted in 2008 and 2007.

	Options Granted
	April 2008	April 2007
Strike Price	$54.00	$45.00
Closing market price on date of grant	$48.70	$40.30

Weighted-average expected life of option in years	5.0	4.9
Weighted-average volatility	30.7%	31.6%
Risk-free interest rate	2.7%	4.6%
Expected dividend yield	1.0%	1.0%
Weighted-average grant date fair value of stock option	$15.50	$11.36

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

March 31, 2009 and 2008

(Unaudited)

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to our employee stock option plan:

	Three months ended March 31,
	2009	2008
Basic - weighted average shares outstanding	148,531	149,121
Weighted shares assumed upon exercise of stock options	—	—

Diluted - weighted average shares outstanding	148,531	149,121

Any dilutive impact summarized above would relate to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive option securities then outstanding.

(3)	Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Three months ended March 31,
	2009	2008
Net earnings	$48,694	68,094
Translation adjustment	(2,555)	(1,269)
Change in marketable securities	(2)	(27)

Total comprehensive income	$46,137	66,798

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

March 31, 2009 and 2008

(Unaudited)

(4)	Unrealized Investment Gains and Losses

The following tables show the fair value and the gross unrealized gains and losses of our investments during the quarter. This information is aggregated by the investment category and maturity of the investment.

	March 31, 2009
	Current		Non-Current		Total
Description	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
State and municipal bonds	$712	—	817	(2)	$1,529	(2)
Certificates of deposit or money market	187	—	—	—	187	—

Total	$899	—	817	(2)	$1,716	(2)

	March 31, 2008
	Current		Non-Current		Total
Description	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
State and municipal bonds	$158	—	1,924	(27)	2,082	(27)
Certificates of deposit or money market	49	—	—	—	49	—

Total	$207	—	1,924	(27)	$2,131	(27)

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

March 31, 2009 and 2008

(Unaudited)

As was disclosed in our 2008 Annual Report on Form 10-K, we classify these securities as available-for-sale. Available-for-sale securities are recorded at fair value based on current market value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings, but are included in comprehensive income, and are reported as a separate component of stockholders’ equity until realized.

The unrealized losses on our investments at the end of the periods were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality and because we have the ability and intent to hold these investments until recovery of the fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2009 and 2008.

(5)	Operating Leases with Guarantees

We lease certain pick-up trucks under operating leases. These leases typically have a 72-month term and include an early buy out clause we generally exercise, thereby giving the leases an effective term of 15-20 months. Certain operating leases for vehicles contain residual value guarantee provisions, which could become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration, of the leases that contain residual value guarantees, is approximately $16,057 at March 31, 2009. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote, except for a $3,241 loss on disposal reserve provided at March 31, 2009.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

March 31, 2009 and 2008

(Unaudited)

(6)	Income Taxes

Fastenal, or one of its subsidiaries, files income tax returns in the United States Federal jurisdiction, all states, and various local and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2006, in the case of United States Federal and non-United States examinations, and 2003 in the case of state and local examinations.

As of March 31, 2009 and 2008, the company had $5,657 and $5,143, respectively, of liabilities recorded related to unrecognized tax benefits. Included in this liability for unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. The company does not anticipate that total unrecognized tax benefits will change significantly during the next 12 months.

(7)	Subsequent Event

On April 21, 2009, the Compensation Committee of our Board of Directors approved the grant, effective at the close of business that day, of options to purchase approximately 395 thousand shares of our common stock at a strike price of $54.00 per share. This grant is discussed in footnote (2) ‘Stockholders’ Equity and Stock-Based Compensation’.

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

This quarter’s discussion contains some additional points not typically covered in our quarterly reports. Most of these center on added sequential comparisons (fourth quarter to first quarter expense changes and inventory changes within the quarter). We believe these are important aspects that require added emphasis.

As you read this report, you will quickly learn the impacts the economy has had on our business. These impacts have negatively affected our sales, particularly related to our industrial production business (business where we supply products that become part of the finished goods produced by others). We remain practical optimists and we always attempt to balance long-term opportunities for growth with the necessary short-term reactions to our current reality. In this regard, we have temporarily slowed our store openings to a range of 2% to 5% new stores per year and we have temporarily stopped adding any headcount except for store openings and for stores that are growing. Over the last several years, our ‘pathway to profit’ initiative has slowly altered our cost structure in that a greater portion is now variable versus fixed. This has helped us today as we navigate through the current economic environment.

Finally – cash flow. Our balance sheet is very strong and our operations have great cash generating characteristics. During 2009 we will strive to manage it well. In the first quarter of 2009 we generated $93,534 (or 192.1% of net earnings) of operating cash flow; this was $86,736 (or 127.4% of net earnings) in the first quarter of 2008. Our first quarter typically has stronger cash flow characteristics due to the timing of tax payments. The remaining amounts of cash flow from operating activities are largely linked to the pure dynamics of a distribution business and its strong correlation to working capital.

(Continued)

ITEM 2.	(Continued)

As we expected, our capital expenditures were down from 2008. This was primarily related to the Indianapolis, Indiana distribution expansion and to our new distribution center location near Dallas, Texas. Most of the expenditures for these two locations are behind us. As indicated in our 2008 Annual Report on Form 10-K, we expect our capital expenditures will drop from approximately $95,000 in 2008 to $65,000 in 2009. The strong free cash flow in the first quarter of 2009 (operating cash flow less net capital expenditures) allowed us to increase the dividend paid in that quarter by $14,706 (or 39.4%) over the dividend paid in the first quarter of 2008. Given the economic environment, we are satisfied with our cash flow statement for the first quarter of 2009; however, a greater reduction in our inventory would have been more satisfying.

Financial Overview— During 2007, 2008 and the first three months of 2009, the general weakness of the global industrial environment negatively impacted our business. The impact of the economy is best reflected in the growth performance of our stores opened greater than ten years ago (store sites opened as follows: 2009 group – opened 1999 and earlier, and 2008 group – opened 1998 and earlier) and opened greater than five years ago (store sites opened as follows: 2009 group – opened 2004 and earlier, and 2008 group – opened 2003 and earlier). These two groups of stores are more cyclical due to the increased market share they enjoy in their local markets. The stores opened greater than two years ago represent a consistent “same store” view of our business (store sites opened as follows: 2009 group – opened 2007 and earlier, and 2008 group – opened 2006 and earlier). The daily sales growth rate for each of these groups was as follows:

	Three months ended March 31,
Store Age	2009	2008
Opened greater than 10 years ago	-17.1%	6.7%
Opened greater than 5 years ago	-16.2%	9.1%
Opened greater than 2 years ago	-15.1%	11.8%

Note: The age groups above are measured as of the last day of each respective year. Sales Growth— Net sales and growth rates in net sales were as follows:
	Three months ended March 31,
	2009	2008
Net sales	$489,347	566,210
Percentage change	-13.6%	15.8%

(Continued)

ITEM 2.	(Continued)

The decrease in net sales in the first three months of 2009 came primarily from lower unit sales. The lower unit sales resulted primarily from decreases in sales at older store locations (discussed earlier) due to the general economic weakness in the global marketplace. The decrease in net sales also resulted from the weakening of the Canadian currency relative to the United States dollar. This weakening lowered our sales by 1.0 percentage point.

The mix of sales from the original fastener product line and from the newer product lines was as follows:

	Three months ended March 31,
Product line	2009	2008
Fastener product line	50.6%	50.2%
Newer product lines	49.4%	49.8%

Daily sales growth rates for the twelve months of 2007 and 2008, and the first three months of 2009, were as follows (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	12.6%	11.8%	15.5%	12.0%	13.2%	14.8%	13.9%	13.4%	13.7%	14.7%	15.2%	16.8%
2008	15.6%	15.0%	16.9%	17.1%	16.0%	15.9%	14.8%	16.4%	14.3%	11.9%	6.8%	0.0%
2009	(8.5%)	(10.5%)	(17.4%)

The growth in 2007 generally represents a weakening environment which began in late 2006. The final three months of 2007 continued in the same variable fashion as the previous nine months but showed consistent improvement from the third quarter daily sales growth rate of 13.7%. Generally speaking, this improvement in late 2007 remained in the first nine months of 2008 and weakened in the October to December time frame. This weakening deepened in the first three months of 2009. The slow-down in the final three months of 2008 and the first three months of 2009 relate to the general economic weakness in the global marketplace.

(Continued)

ITEM 2.	(Continued)

Pathway To Profit— During April 2007 we disclosed our intention to alter the growth drivers of our business. For most of the last decade, we used store openings as the primary growth driver of our business (our historical rate was approximately 14% new stores each year). As announced in April 2007, we began to add outside sales personnel into existing stores at a faster rate than historical patterns. We funded this sales force expansion with the occupancy savings generated by opening stores at the rate of 7% to 10% per year (we opened approximately 7.5% and 8.1% new stores in 2008 and 2007, respectively, see also the earlier disclosure regarding the rate of 2009 store openings). Our goal is four-fold: (1) to continue growing our business at a similar rate with the new outside sales investment model, (2) to grow the sales of our average store to $125 thousand per month in the five year period from 2007 to 2012, (3) to enhance the profitability of the overall business by capturing the natural expense leverage that has historically occurred in our existing stores as their sales grow, and (4) to improve the performance of our business due to the more efficient use of working capital (primarily inventory) as our average store size increases. The economic weakness that dramatically worsened in the fall of 2008 and continued into 2009 has caused us to alter the ‘pathway to profit’. These changes center on two aspects (1) temporarily slowing store openings to a range of 2% to 5% (see earlier comments), and (2) stopping adding headcount except for store openings and for stores that are growing (see earlier comments). The duration of the economic weakness and the prospects of future deterioration could impact the timing of when we achieve the $125 thousand per month average; however, the current economic weakness only serves to strengthen our belief in the ‘pathway to profit’.

Store Count and Full-Time Equivalent (FTE) Headcount Growth— In response to the ‘pathway to profit’, we have increased our store count and our FTE head count. However, the rate of increase in store locations has slowed, and our FTE headcount for all types of personnel has decreased, since the economy weakened late in 2008. The number of stores at quarter end and the average FTE per quarter were as follows:

	March 2009	December 2008	September 2008	June 2008	March 2008
Store locations	2,342	2,311	2,300	2,272	2,213

Store personnel – FTE	7,702	8,252	8,280	7,929	7,574
Distribution and manufacturing personnel – FTE	1,942	2,218	2,244	2,145	2,127
Administrative and sales support personnel – FTE	1,389	1,412	1,404	1,347	1,331

Total – average FTE headcount	11,033	11,882	11,928	11,421	11,032

(Continued)

ITEM 2.	(Continued)

The percentage change (year-over-year) in the number of stores at quarter end and in the average FTE per quarter were as follows:

	March 2009	December 2008	September 2008	June 2008	March 2008
Store count growth	5.8%	7.5%	7.2%	7.1%	6.8%

Store personnel – FTE	1.7%	12.8%	15.2%	17.8%	18.7%
Distribution and manufacturing personnel – FTE	(8.7)%	2.2%	5.4%	7.9%	8.4%
Administrative and sales support personnel – FTE	4.4%	4.7%	3.2%	(3.4)%	(3.7)%

Total – FTE headcount growth	0.0%	9.7%	11.7%	12.9%	13.4%

Note – Prior period data has been restated to conform to the current period presentation.

Store Size and Profitability— The store groups listed in the table below, when combined with our strategic account stores, represented approximately 89% and 90% of our sales in the first quarter of 2009 and 2008, respectively. Strategic account stores, which numbered 21 and 18 in the first quarter of 2009 and 2008, respectively, are stores that are focused on selling to a group of strategic account customers in a limited geographic market. Our remaining sales (approximately 10%) relate to either: (1) our in-plant locations, (2) our direct Fastenal Cold Heading business, or (3) our direct import business. Our average store, excluding the business not sold through a store, had sales of $61,900 per month in the first quarter of 2009. This average was $76,800 per month in the first quarter of 2008. The average age, number of stores, and pre-tax margin data by store size for the first quarter of 2009 and 2008, respectively, were as follows:

	Three months ended March 31, 2009
Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Margin Percentage
$0 to $30,000	3.8	605	25.8%	(23.4)%
$30,001 to $60,000	6.6	836	35.7%	9.8%
$60,001 to $100,000	9.5	528	22.5%	20.1%
$100,001 to $150,000	11.9	231	9.9%	24.6%
Over $150,000	15.5	121	5.2%	26.8%
Strategic account		21	0.9%

Total		2,342	100.0%

(Continued)

ITEM 2.	(Continued)

	Three months ended March 31, 2008
Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Margin Percentage
$0 to $30,000	2.6	384	17.4%	(20.3)%
$30,001 to $60,000	5.2	716	32.4%	10.4%
$60,001 to $100,000	7.8	551	24.9%	21.0%
$100,001 to $150,000	10.2	338	15.3%	25.5%
Over $150,000	13.6	206	9.3%	27.6%
Strategic account		18	0.7%

Total		2,213	100.0%

Note – Amounts may not foot due to rounding difference.

As we indicated earlier in this report, our goal is to increase the sales of our average store to approximately $125,000 per month. This will shift the store mix emphasis from the first three categories ($0 to $30,000, $30,001 to $60,000, and $60,001 to $100,000) to the last three categories ($60,001 to $100,000, $100,001 to $150,000, and over $150,000), and we believe will allow us to leverage our fixed cost and increase our overall productivity.

Note – Dollar amounts in this section are presented in whole dollars, not thousands.

Impact of Fuel Prices During the Quarter – Rising fuel prices negatively impacted 2007 and 2008; however, we did feel some relief in the final months of 2008 and the first three months of 2009. During the first quarter of 2009, our total vehicle fuel costs averaged approximately $1.7 million per month. During the first quarter of 2008, our total vehicle fuel costs averaged approximately $2.9 million per month. The changes resulted from variations in fuel costs, the freight initiative discussed below, and the increase in the number of vehicles necessary to support additional sales personnel and to support additional store locations. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of goods and the fuel utilized in our store delivery vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50:50 between distribution and store use).

(Continued)

ITEM 2.	(Continued)

In 2005, we introduced our new freight model as a means to continue to improve our operating performance. The freight model represents a focused effort to haul a higher percentage of our products utilizing the Fastenal trucking network (which operates at a substantial savings to external service providers because of our ability to leverage our existing routes) and to charge freight more consistently in our various operating units. This initiative positively impacted our business over the last several years despite the changes in average per gallon fuel costs shown in the following table:

	2007 – Quarter
	1st	2nd	3rd	4th
Diesel fuel	$2.59	2.85	2.94	3.25
Gasoline	$2.31	2.96	2.86	2.92

	2008 – Quarter
	1st	2nd	3rd	4th
Diesel fuel	$3.47	4.30	4.38	3.11
Gasoline	$3.07	3.65	3.85	2.49

	2009 – Quarter
	1st	2nd	3rd	4th
Diesel fuel	$2.19
Gasoline	$1.86

The average price of a gallon of diesel fuel and a gallon of gasoline decreased by 36.9% and 39.4%, respectively, from the first quarter of 2008 to the first quarter of 2009. Given the nature of our distribution business, fluctuations in fuel prices can have a meaningful impact on our results. This impact is also covered later in our discussion about gross margin and operating and administrative expenses.

Statement of Earnings Information (percentage of net sales) —

	Three Months Ended March 31,
	2009	2008
Net sales	100.0%	100.0%
Gross profit margin	52.9%	52.4%

Operating and administrative expenses	36.8%	32.9%
Loss on sale of property and equipment	0.1%	0.0%

Operating income	16.0%	19.4%

Interest income, net	0.1%	0.0%

Earnings before income taxes	16.1%	19.4%

Note – Amounts may not foot due to rounding difference.

(Continued)

ITEM 2.	(Continued)

Gross profit margins for the first quarter of 2009 increased over the same period in 2008. The gross margin improvements were driven by different factors during 2008 versus 2009. The improvement during 2008 was driven by several factors: (1) a focused effort to challenge our sales force to increase the gross margin on business with a lower than acceptable margin, (2) a focused effort to stay ahead of inflationary increases in product cost, (3) improvements in our direct sourcing operations, (4) continued focus on our freight initiative (discussed earlier), and (5) continued focus on our product availability within our network. This product availability focus centers on our ‘master stocking hubs’ in Indianapolis, Indiana and Modesto, California, and our efficient ability to pull product from store-to-store. Due to the benefit of item (4) above, the rising fuel costs during the first three quarters of 2008 discussed earlier had only a nominal negative impact on our gross margins for those quarters; this reversed to a positive gross margin impact late in the fourth quarter of 2008 and into the first quarter of 2009. Notwithstanding the gross margin improvement, during the first quarter of 2009 we encountered headwind centered on deflationary pressures in product costing which pushed some higher cost products purchased in 2008 against a deflationary trend in our selling marketplace.

Operating and administrative expenses in the first quarter of 2009 decreased 3.6% from the first quarter of 2008 and 6.3% from the fourth quarter of 2008. As we have discussed in the past, we will continue to stringently manage our operating and administrative expense growth in subsequent quarters due to the current weakened economy.

Approximately 65% to 70% of our operating and administrative expenses consist of payroll and payroll related costs (payroll costs). Our payroll costs for the first quarter of 2009 decreased 8.5% from the first quarter of 2008 and 12.4% from the fourth quarter of 2008. The disparity between the 0.0% full-time equivalent headcount growth noted above and the 8.5% expense decrease is driven by several factors: (1) contractions in sales commissions earned, (2) contractions in bonuses earned, (3) reductions of overtime hours worked per employee and of temporary labor, and (4) a reduction of the profit sharing contribution earned. As we have indicated in the past, our sales personnel (including our branch managers, district managers, and regional leaders) are rewarded for growth in sales, gross profit dollars, and pre-tax earnings. The negative growth rates of these amounts during the first quarter of 2009, when compared to the growth rates in the first quarter of 2008, drove the contractions noted above.

The operating and administrative expenses for the first quarter of 2009 include $900 of compensation expense related to stock options. During the first quarter of 2008, this expense was $673. We granted options to purchase 275 thousand shares in April 2008. These options, like the options issued in 2007, vest over a five to eight year period. The two option grants, when combined, will result in compensation expense of approximately $300 per month for the next four years; and dropping slightly in the remaining period. No other stock options were outstanding during these periods.

(Continued)

ITEM 2.	(Continued)

The remaining costs within our operating and administrative expenses grew 4.3% from the first quarter of 2008 and 4.0% from the fourth quarter of 2008. Occupancy expenses in the first quarter of 2009 grew 6.0% from the first quarter of 2008 and 10.5% from the fourth quarter of 2008. The annual increase in occupancy was driven by a 5.8% increase in the number of store locations. The sequential increase was driven by utility cost changes related to the winter heating season. Transportation costs and travel expenses contracted in the first quarter of 2009. The drop in gasoline prices helped the former, our Fastenal team created the rest.

Income taxes, as a percentage of earnings before income taxes, were approximately 38.1% and 38.2% for the first quarter of 2009 and 2008, respectively. This rate fluctuates over time based on (1) the income tax rates in the various jurisdictions in which we operate, (2) the level of profits in those jurisdictions and (3) changes in tax law and regulations in those jurisdictions.

Net earnings— Net earnings, net earnings per share, and their respective changes were as follows:

	Three months ended March 31,
	2009	2008
Net earnings	$48,694	68,094
Percentage change	-28.5%	26.0%

Basic and diluted net earnings per share	$0.33	0.46
Percentage change	-28.3%	27.8%

The decrease in our net earnings in the first three months of 2009 was primarily due to the aforementioned drop in sales.

Working Capital — The year-over-year dollar and percentage growth related to accounts receivable and inventories were as follows:

	Balance at March 31,		Twelve Month Dollar Change March 31,		Twelve Month Percentage Change March 31,
	2009	2008	2009	2008	2009	2008
Accounts receivable, net	$240,658	273,360	$(32,702)	34,703	(12.0)%	14.5%
Inventories	$555,283	494,360	$60,923	48,168	12.3%	10.8%

(Continued)

ITEM 2.	(Continued)

The accounts receivable decrease of 12.0% from March 31, 2008 to March 31, 2009 was created by a sales decrease of 10.5% and 17.4% in February and March, respectively. The accounts receivable increase of 14.5% from March 31, 2007 to March 31, 2008 related to the 16.9% daily sales increase in March 2008. As noted above, our inventory increased 12.3% from March 31, 2008 to March 31, 2009. A portion of our inventory procurement has a longer lead time than our ability to foresee sales trends; therefore, the drop in sales growth activity late in the fourth quarter of 2008 and during the first quarter of 2009 continued to result in inventory consumption that was less than the amount of inbound product, with the exception of March 2009. Our inventory dropped approximately $16,000 in the month of March 2009. We will continue to analyze and adjust our ordering patterns on products with a longer lead time through the year to match current sales trends.

As we indicated in earlier communications, our goals center on our ability to move the ratio of annual sales to accounts receivable and inventory (Annual Sales: AR&I) back to better than a 3.0:1 ratio (on December 31, 2008 and 2007 we had a ratio of 2.9:1 and 2.8:1, respectively).

Stock Repurchase and Dividends— We did not purchase any of our outstanding common stock during the first quarter of 2009. We currently have an unused authorization to purchase up to approximately 1,410,000 shares of our outstanding common stock.

During the first quarter of 2009 we paid a dividend totaling $51,986 (or $0.35 per share) to our shareholders.

Critical Accounting Policies— A discussion of the critical accounting policies related to accounting estimates is contained in our 2008 Annual Report on Form 10-K.

Liquidity and Capital Resources—

Cash flow activity was as follows:

	Three months ended March 31,
	2009	2008
Net cash provided by operating activities	$93,534	86,736
Net cash used in investing activities	$17,016	31,603
Net cash used in financing activities	$51,986	37,280

(Continued)

ITEM 2.	(Continued)

Cash flow activity as a percentage of net earnings was as follows:

	Three months ended March 31,
	2009	2008
Net cash provided by operating activities	192.1%	127.4%
Net cash used in investing activities	34.9%	46.4%
Net cash used in financing activities	106.8%	54.7%

Net cash provided by operating activities has increased from the prior year, despite the drop in net earnings, as a result of improving trends in working capital management (discussed earlier). This improvement was partially offset by the timing of payments for our profit sharing bonuses.

Net cash used in investing activities changed primarily due to changes in capital expenditures. Property and equipment expenditures in the first three months of 2009 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, (6) the expansion of Fastenal’s distribution/trucking fleet, and (7) the cost related to the expansion of our Indianapolis, Indiana master distribution center. Disposals of property and equipment consisted of the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business and the disposition of real estate relating to several store locations.

Cash requirements for these expenditures were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of March 31, 2009, we had no material outstanding commitments for capital expenditures. We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from our borrowing capacity.

Net cash used in financing activities consisted of the payment of dividends. Our dividend payout in the first quarter of 2009 increased 39.4% over the first quarter of 2008.

A discussion of the nature and amount of future cash commitments is contained in our 2008 Annual Report on Form 10-K.

(Continued)

ITEM 2.	(Continued)

Certain Risks and Uncertainties— This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding (1) our intent to manage cash flow effectively, (2) 2009 capital expenditures, (3) the goals of our long-term growth strategy, ‘pathway to profit’, including the anticipated rate of new store openings, planned additions to our outside sales personnel, the expected funding of such additions out of cost savings resulting from the slowing of the rate of new store openings, the growth in average store sales expected to result from this strategy, our ability to capture leverage and working capital efficiency expected to result from this strategy, and our ability to increase overall productivity as a result of this strategy, (4) our intent to manage our operating and administrative expense growth, (5) the expected amount of future compensation expense resulting from existing stock options, (6) our intent to adjust our product ordering patterns to match sales trends, and (7) our goals regarding improvements in our ratio of annual sales to accounts receivable and inventory. The following factors are among those that could cause the Company’s actual results to differ materially from those predicted in such forward-looking statements: (1) an abrupt or prolonged decrease in sales could make it difficult for us to manage cash flow effectively, (2) a more prolonged downturn in the economy or a change, from that projected, in the number of North American markets able to support new stores could cause store openings to change from that expected, (3) changes in the rate of new store openings could cause us to modify our planned 2009 capital expenditures, (4) a more prolonged downturn in the economy, changes in the expected rate of new store openings, difficulties in successfully attracting and retaining additional qualified outside sales personnel, and difficulties in changing our sales process could adversely impact our ability to achieve the goals of our ‘pathway to profit’ initiative, (5) a worsening trend in the economy and our sales could make it difficult to effectively manage our operating and administrative expense growth, (6) a change in accounting for stock-based compensation or the assumptions used could change the amount of stock-based compensation recognized, (7) a sudden increase or decrease in sales could adversely impact our ability to match product ordering patterns to sales trends, and (8) a more prolonged downturn in the economy, a change in accounts receivable collections, a change in raw material costs, a change in buying patterns, or a change in vendor production lead times could cause us to fail to attain our goals regarding improvements in our ratio of annual sales to accounts receivable and inventory. A discussion of other risks and uncertainties which could cause the Company’s operating results to vary from anticipated results or which could materially adversely affect the Company’s business, financial condition or operating results is included in the Company’s most recently filed Annual Report on Form 10-K (Item 1A of Part I) and in the Company’s most recent Annual Report to Shareholders (under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). We assume no obligation to update any forward looking statements or any discussions of risks and uncertainties.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks from changes in interest rates, foreign currency exchange rates, commodity steel pricing, and commodity fuel prices. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:

Interest Rates— We have a line of credit totaling $40 million which expires on June 1, 2009. The line bears interest at 0.9% over the LIBOR rate. On March 31, 2009 there was $0 outstanding on the line. We pay no fee for the unused portion of the line of credit.

Foreign Currency Exchange Rates— Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at March 31, 2009.

Commodity Steel Pricing— We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. During the last decade, there has been nominal movement in overall steel pricing, with some deflation occurring in the wake of the economic crisis of the Far East markets that occurred in the late 1990’s. This trend reversed to inflation in the period from late 2003 to the early part of 2005 and again from mid 2007 to the fall of 2008. Since the fall of 2008, there has been nominal inflation switching to deflation. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.

Commodity Fuel Prices— We have market risk for changes in unleaded gasoline and diesel fuel costs. Historically this risk has been mitigated over time by our ability to pass freight costs to our customers and the efficiency of our trucking distribution network.

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

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Item 2 of Part I above and in our most recently filed Annual Report on Form 10-K (“Certain Risk and Uncertainties” and “Item 1A. Risk Factors”). There has been no material change in those risk factors.

ITEM 6.	EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company, as amended (incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 10-K for the year ended December 31, 2008)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

/s/ Willard D. Oberton
(Willard D. Oberton, Chief Executive Officer)
(Duly Authorized Officer)

Date April 24, 2009	/s/ Daniel L. Florness
(Daniel L. Florness, Chief Financial Officer)
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	(Incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company, as amended	(Incorporated by reference to Fastenal Company’s Form 10-K for the year ended December 31, 2008)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed