Form 10-Q
period 2009-06-30
FASTENAL CO
filed 2009-07-24
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009, or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at July 20, 2009
Common Stock, $.01 par value	148,530,712

FASTENAL COMPANY

PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

	(Unaudited) June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$173,667	85,892
Marketable securities	916	851
Trade accounts receivable, net of allowance for doubtful accounts of $3,622 and $2,660, respectively	228,257	244,940
Inventories	519,119	564,247
Deferred income tax assets	18,967	15,909
Other current assets	48,071	63,564

Total current assets	988,997	975,403

Marketable securities	805	846
Property and equipment, less accumulated depreciation	335,232	324,182
Other assets, less accumulated amortization	3,650	3,718

Total assets	$1,328,684	1,304,149

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,463	63,949
Accrued expenses	71,535	83,545
Income taxes payable	1,952	499

Total current liabilities	127,950	147,993

Deferred income tax liabilities	13,889	13,897

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 200,000,000 shares authorized, 148,530,712 shares issued and outstanding	1,485	1,485
Additional paid-in capital	3,459	1,559
Retained earnings	1,174,492	1,134,244
Accumulated other comprehensive income	7,409	4,971

Total stockholders’ equity	1,186,845	1,142,259

Total liabilities and stockholders’ equity	$1,328,684	1,304,149

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	(Unaudited) Six months ended June 30,		(Unaudited) Three months ended June 30,
	2009	2008	2009	2008
Net sales	$964,241	1,170,429	474,894	604,219

Cost of sales	463,088	556,410	232,389	286,830

Gross profit	501,153	614,019	242,505	317,389

Operating and administrative expenses	352,052	380,461	172,143	193,899
Loss on sale of property and equipment	752	245	424	141

Operating income	148,349	233,313	69,938	123,349

Interest income	720	468	464	247

Earnings before income taxes	149,069	233,781	70,402	123,596

Income tax expense	56,837	89,521	26,864	47,430

Net earnings	$92,232	144,260	43,538	76,166

Basic and diluted net earnings per share	$0.62	0.97	0.29	0.51

Basic and diluted weighted average shares outstanding	148,531	149,117	148,531	149,113

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	(Unaudited) Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$92,232	144,260
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	20,363	19,296
Loss on sale of property and equipment	752	245
Bad debt expense	4,689	3,536
Deferred income taxes	(3,064)	—
Stock based compensation	1,900	1,429
Amortization of non-compete agreement	34	34
Changes in operating assets and liabilities:
Trade accounts receivable	11,994	(59,261)
Inventories	45,128	(3,397)
Other current assets	15,493	611
Accounts payable	(12,699)	11,890
Accrued expenses	(12,010)	1,433
Income taxes payable	1,453	(4,228)
Other	1,287	(1,163)

Net cash provided by operating activities	167,552	114,685

Cash flows from investing activities:
Purchase of property and equipment	(32,638)	(51,075)
Proceeds from sale of property and equipment	3,686	1,762
Net increase in marketable securities	(24)	(60)
Net decrease (increase) in other assets	34	(75)

Net cash used in investing activities	(28,942)	(49,448)

Cash flows from financing activities:
Purchase of common stock	—	(8,944)
Payment of dividends	(51,986)	(37,280)

Net cash used in financing activities	(51,986)	(46,224)

Effect of exchange rate changes on cash	1,151	205

Net increase in cash and cash equivalents	87,775	19,218
Cash and cash equivalents at beginning of period	85,892	57,220

Cash and cash equivalents at end of period	$173,667	76,438

Supplemental disclosure of cash flow information:
Cash paid during each period for:
Income taxes	$55,384	93,749

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

June 30, 2009 and 2008

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

These options vest and become exercisable over a period of up to eight years. Each option will terminate, to the extent not previously exercised, 13 months after the end of the relevant vesting period. No options under either of these grants were vested as of June 30, 2009.

On April 21, 2009, the Compensation Committee of our Board of Directors approved the grant under our employee stock option plan, effective at the close of business that day, of options to purchase approximately 395 thousand shares of our common stock at a strike price of $54.00 per share. The closing stock price on the date of grant was $35.22 per share. These options vest and become exercisable over a period of up to eight years. Each option will terminate, to the extent not previously exercised, 13 months after the end of the relevant vesting period. No options under this grant were vested as of June 30, 2009.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

June 30, 2009 and 2008

(Unaudited)

Compensation expense equal to the grant date fair value will be recognized for all of these awards over the vesting period. The stock-based compensation expense for the six month periods ended June 30, 2009 and 2008 was $1,900 and $1,429, respectively. Unrecognized compensation expense related to outstanding stock options as of June 30, 2009 was $20,026 and is expected to be recognized over a weighted average period of 6.69 years. Any future changes in estimated forefeitures will impact this amount.

The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the following table. The expected life is the most significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time over which the employee groups will exercise their options, which is based on historical experience with similar grants. Expected volatilities are based on the movement of the Company’s stock over the most recent historical period equivalent to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury rate over the expected life at the time of grant. The dividend yield is estimated over the expected life based on our current dividend payout, historical dividends paid, and expected future cash dividends. The following table illustrates the share price information and assumptions used to determine fair value:

	Options Granted
	April 2009	April 2008	April 2007
Strike Price	$54.00	$54.00	$45.00
Closing market price on date of grant	$35.22	$48.70	$40.30

Weighted-average expected life of option in years	5.0	5.0	4.9
Weighted-average volatility	38.8%	30.7%	31.6%
Risk-free interest rate	1.9%	2.7%	4.6%
Expected dividend yield	1.0%	1.0%	1.0%
Weighted-average grant date fair value of stock option	$7.27	$15.50	$11.36

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

June 30, 2009 and 2008

(Unaudited)

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to our employee stock option plan:

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Basic - weighted shares outstanding	148,531	149,117	148,531	149,113
Weighted shares assumed upon exercise of stock options	—	—	—	—

Diluted - weighted shares outstanding	148,531	149,117	148,531	149,113

Any dilutive impact summarized above would relate to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive option securities then outstanding.

(3)	Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Net earnings	$92,232	144,260	43,538	76,166
Translation adjustment	2,435	(976)	4,994	324
Change in marketable securities	3	7	1	3

Total comprehensive income	$94,670	143,291	48,533	76,493

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

June 30, 2009 and 2008

(Unaudited)

(4)	Unrealized Investment Gains and Losses

The following tables show the fair value of our investments as of June 30, 2009 and 2008 and the gross unrealized gains and losses of those investments for the six month period ended June 30, 2009 and 2008. This information is aggregated by the investment category and maturity of the investment.

	June 30, 2009
	Current		Non-Current		Total
Description	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
State and municipal bonds	$497	—	805	3	$1,302	3
Certificates of deposit or money market	419	—	—	—	419	—

Total	$916	—	805	3	$1,721	3

	June 30, 2008
	Current		Non-Current		Total
Description	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
State and municipal bonds	$213	—	1,491	7	$1,704	7
Certificates of deposit or money market	465	—	—	—	465	—

Total	$678	—	1,491	7	$2,169	7

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

June 30, 2009 and 2008

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

The unrealized losses on our investments at the end of the periods were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality and because we have the ability and intent to hold these investments until recovery of the fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2009 and 2008.

(5)	Operating Leases with Guarantees

We lease certain pick-up trucks under operating leases. These leases typically have a 72-month term and include an early buy out clause we generally exercise, thereby giving the leases an effective term of 15-20 months. Certain operating leases for vehicles contain residual value guarantee provisions, which could become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration, of the leases that contain residual value guarantees, is approximately $15,480 at June 30, 2009. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote, except for a $2,249 loss on disposal reserve provided at June 30, 2009.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

June 30, 2009 and 2008

(Unaudited)

(6)	Income Taxes

Fastenal, or one of its subsidiaries, files income tax returns in the United States Federal jurisdiction, numerous states, and various local and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2006, in the case of United States Federal and non-United States examinations, and 2003 in the case of state and local examinations.

As of June 30, 2009 and 2008, the company had $7,298 and $5,143, respectively, of liabilities recorded related to unrecognized tax benefits. Included in this liability for unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. The company does not anticipate that total unrecognized tax benefits will change significantly during the next 12 months.

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

Similar to our first quarter report, this quarter’s discussion contains some additional points not typically covered in our previous quarterly reports. Most of these center on added sequential comparisons (first quarter to second quarter expense changes and inventory changes within the quarter). We believe these are important aspects that require added emphasis.

As we saw in the previous two quarters, the weakened economy continues to have a substantial impact on our business. These impacts continue to negatively affect our sales, particularly related to our industrial production business (business where we supply products that become part of the finished goods produced by others) and, more recently, our non-residential construction business. To place this in perspective – sales to our manufacturing customers (historically approximately 45% to 50% of sales) contracted approximately 28% in the second quarter versus the prior year. This contraction is less severe in the maintenance portion of our manufacturing sales (business where we supply products that maintain the facility or the equipment of our customers engaged in manufacturing), but more severe in the industrial production business. Sales to our non-residential construction customers (historically 20% to 25% of sales) contracted approximately 23% in the second quarter versus the same quarter in the prior year. The remaining business (sales to other resellers, government business, other industries, and in-store retail sales) is producing better results, but unfortunately, doesn’t have enough impact to offset the manufacturing and construction impact. On a sequential basis, our manufacturing daily average sales improved in both May and June (versus the previous month). This was the first sequential improvement since September 2008. However, this improvement was offset by continued weakening in our non-residential construction business.

(Continued)

ITEM 2.	(Continued)

We remain practical optimists and we always attempt to balance long-term opportunities for growth with the necessary short-term reactions to our current reality. In this regard, we previously slowed our store openings to a range of 2% to 5% new stores for 2009 and we stopped adding any headcount except for store openings and for stores that are growing. Over the last several years, our ‘pathway to profit’ initiative has slowly altered our cost structure in that a greater portion is now variable versus fixed. This continues to help us today as we navigate through the current economic environment. It is our intent to stabilize our store total headcount at its current level as we make plans to resume our normal annual store openings range of 7% to 10%, assuming the economy remains somewhat stable, beginning in January 2010.

Our balance sheet continues to be very strong and our operations have good cash generating characteristics. During 2009, we will strive to manage it well. In the first six months of 2009 we generated $167,552 (or 181.7% of net earnings) of operating cash flow; this was $114,685 (or 79.5% of net earnings) in the first six months of 2008. Our first quarter typically has stronger cash flow characteristics due to the timing of tax payments; this benefit reverses itself in the second quarter as income tax payments go out in April and June. The remaining amounts of cash flow from operating activities are largely linked to the pure dynamics of a distribution business and its strong correlation to working capital.

As we planned, our capital expenditures for the first six months of 2009 were down from the comparable period in 2008. This was primarily related to the Indianapolis, IN distribution expansion and to our new distribution center location near Dallas, TX. Most of the expenditures for these two locations are behind us. As indicated in our 2008 Annual Report, we expect our capital expenditures will drop from approximately $95,000 in 2008 to approximately $65,000 in 2009.

The strong free cash flow in the first six months of 2009 (operating cash flow less net capital expenditures) allowed us to increase our first dividend payment (declared January 2009 and paid in March 2009) by 40% (from $.25 per share in 2008 to $.35 per share in 2009). This strong free cash flow also allowed us to increase our second dividend payment (declared July 10, 2009 and to be paid in August 2009) by 37% (from $.27 per share in 2008 to $.37 per share in 2009). Given the economic environment, we are satisfied with our cash flow for the first six months of 2009.

(Continued)

ITEM 2.	(Continued)

Financial Overview—During 2007, 2008 and the first six months of 2009, the general weakness of the global industrial environment negatively impacted our business. The impact of the economy is best reflected in the growth performance of our stores opened greater than ten years ago (store sites opened as follows: 2009 group – opened 1999 and earlier, and 2008 group – opened 1998 and earlier) and opened greater than five years ago (store sites opened as follows: 2009 group – opened 2004 and earlier, and 2008 group – opened 2003 and earlier). These two groups of stores are more cyclical due to the increased market share they enjoy in their local markets. The stores opened greater than two years ago represent a consistent “same store” view of our business (store sites opened as follows: 2009 group – opened 2007 and earlier, and 2008 group – opened 2006 and earlier). The daily sales growth rate for each of these groups was as follows:

	Six months ended June 30,		Three months ended June 30,
Store Age	2009	2008	2009	2008
Opened greater than 10 years ago	(22.0)%	8.2%	(26.6)%	9.7%
Opened greater than 5 years ago	(21.0)%	9.9%	(25.5)%	10.7%
Opened greater than 2 years ago	(19.8)%	12.1%	(24.2)%	12.3%

Note: The age groups above are measured as of the last day of each respective year.

Sales Growth—Net sales and growth rates in net sales were as follows:

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Net sales	$964,241	1,170,429	474,894	604,219
Percentage change	(17.6)%	16.0%	(21.4)%	16.3%

(Continued)

ITEM 2.	(Continued)

The decrease in net sales in the first six months of 2009 came primarily from lower unit sales. The lower unit sales resulted primarily from decreases in sales at older store locations (discussed earlier) due to the general economic weakness in the global marketplace. The decrease in net sales also resulted from the weakening of the Canadian currency relative to the United States dollar. This weakening lowered our sales by 0.6% in the second quarter of 2009.

The mix of sales from the original fastener product line and from the newer product lines was as follows:

	Six months ended June 30,		Three months ended June 30,
Product line	2009	2008	2009	2008
Fastener product line	50.2%	50.6%	49.7%	51.0%
Newer product lines	49.8%	49.4%	50.3%	49.0%

Daily sales growth rates for the twelve months of 2007 and 2008, and the first six months of 2009, were as follows (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	12.6%	11.8%	15.5%	12.0%	13.2%	14.8%	13.9%	13.4%	13.7%	14.7%	15.2%	16.8%
2008	15.6%	15.0%	16.9%	17.1%	16.0%	15.9%	14.8%	16.4%	14.3%	11.9%	6.8%	0.0%
2009	(8.5%)	(10.5%)	(17.4%)	(21.0%)	(20.7%)	(22.5%)

The growth in 2007 generally represents a weakening environment which began in late 2006. The final three months of 2007 continued in the same variable fashion as the previous nine months but showed consistent improvement from the third quarter daily sales growth rate of 13.7%. Generally speaking, this improvement in late 2007 remained in the first nine months of 2008 and weakened in the October to December time frame. The slow-down in the final three months of 2008 and the first six months of 2009 relate to the general economic weakness in the global marketplace. Note – see our discussion by end market earlier in this report.

(Continued)

ITEM 2.	(Continued)

Pathway To Profit—During April 2007 we disclosed our intention to alter the growth drivers of our business. For most of the last decade, we used store openings as the primary growth driver of our business (our historical rate was approximately 14% new stores each year). As announced in April 2007, we began to add outside sales personnel into existing stores at a faster rate than historical patterns. We funded this sales force expansion with the occupancy savings generated by opening stores at the rate of 7% to 10% per year (we opened approximately 7.5% and 8.1% new stores in 2008 and 2007, respectively, see also our disclosure above regarding the expected rate of 2009 and 2010 store openings). Our goal is four-fold: (1) to continue growing our business at a similar rate with the new outside sales investment model, (2) to grow the sales of our average store to $125 thousand per month in the five year period from 2007 to 2012, (3) to enhance the profitability of the overall business by capturing the natural expense leverage that has historically occurred in our existing stores as their sales grow, and (4) to improve the performance of our business due to the more efficient use of working capital (primarily inventory) as our average store size increases. The economic weakness that dramatically worsened in the fall of 2008 and continued into 2009 has caused us to alter the ‘pathway to profit’. These changes center on two aspects (1) temporarily slowing store openings to a range of 2% to 5% (see earlier comments), and (2) stopping adding headcount except for store openings and for stores that are growing (see earlier comments). The duration of the economic weakness and the prospects of future deterioration could impact the timing of when we achieve the $125 thousand per month average; however, the current economic weakness only serves to strengthen our belief in the ‘pathway to profit’.

Store Count and Full-Time Equivalent (FTE) Headcount Growth—In response to the ‘pathway to profit’, we have increased our store count and our store FTE head count over the last two years. The rate of increase in store locations has slowed and FTE headcount for all types of personnel has been reduced since the economy weakened late in 2008. The number of stores at quarter end and the average FTE per quarter were as follows:

	June 2009	March 2009	December 2008	September 2008	June 2008
Store locations	2,350	2,342	2,311	2,300	2,272

Store personnel – FTE	7,203	7,754	8,252	8,280	7,929
Distribution and manufacturing personnel – FTE	1,856	1,972	2,218	2,244	2,145
Administrative and sales support personnel – FTE	1,362	1,393	1,412	1,404	1,347
Total – average FTE headcount	10,421	11,119	11,882	11,928	11,421

(Continued)

ITEM 2.	(Continued)

The percentage change (year-over-year) in the number of stores at quarter end and in the average FTE per quarter were as follows:

	June 2009	March 2009	December 2008	September 2008	June 2008
Store count growth	3.4%	5.8%	7.5%	7.2%	7.1%

Store personnel – FTE	(9.2)%	2.4%	12.8%	15.2%	17.8%
Distribution and manufacturing personnel – FTE	(13.5)%	(7.3)%	2.2%	5.4%	7.9%
Administrative and sales support personnel – FTE	1.1%	4.6%	4.7%	3.2%	(3.4)%
Total – average FTE headcount growth	(8.8)%	0.8%	9.7%	11.7%	12.9%

Note – Prior period data has been restated to conform to the current period presentation.

While we have reduced our FTE headcount at our store locations, most of this relates to a reduction in part-time hours worked as our absolute headcount numbers related to store personnel have remained more stable. We believe this allows us to manage our expense in the short-term while maintaining our ability to sell into the marketplace. The percentage change (year-over-year) in the absolute store personnel headcount at quarter end were as follows:

	June 2009	March 2009	December 2008	September 2008	June 2008
Store personnel – absolute headcount change	(4.0)%	1.9%	16.0%	16.1%	19.9%

Store Size and Profitability—The store groups listed in the table below, when combined with our strategic account stores, represented approximately 89% and 90% of our sales in the second quarter of 2009 and 2008, respectively. Strategic account stores, which numbered 22 and 19 in the second quarter of 2009 and 2008, respectively, are stores that are focused on selling to a group of strategic account customers in a limited geographic market. Our remaining sales (approximately 10%) relate to either: (1) our in-plant locations, (2) our direct Fastenal Cold Heading business, or (3) our direct import business. Our average store, excluding the business not sold through a store, had sales of $60,400 per month in the second quarter of 2009. This average was $80,100 and $74,300 per month in the second quarter of 2008 and 2007, respectively. The average age, number of stores, and pre-tax margin data by store size for the second quarter of 2009 and 2008, respectively, were as follows:

Three months ended June 30, 2009
Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Margin Percentage
$0 to $30,000	3.9	583	24.8%	(20.9)%
$30,001 to $60,000	6.5	884	37.6%	8.7%
$60,001 to $100,000	9.5	548	23.3%	19.2%
$100,001 to $150,000	12.2	206	8.8%	23.4%
Over $150,000	15.9	107	4.6%	26.4%
Strategic account		22	0.9%
Total		2,350	100.0%

(Continued)

ITEM 2.	(Continued)

Three months ended June 30, 2008
Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Margin Percentage
$0 to $30,000	2.4	383	16.9%	(22.8)%
$30,001 to $60,000	4.8	708	31.2%	10.3%
$60,001 to $100,000	7.4	546	24.0%	21.6%
$100,001 to $150,000	9.8	377	16.6%	26.2%
Over $150,000	13.4	239	10.5%	28.2%
Strategic account		19	0.8%
Total		2,272	100.0%

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

Impact of Fuel Prices During the Quarter—Rising fuel prices negatively impacted 2007 and 2008; however, we did feel some relief in the final months of 2008 and the first six months of 2009. During the first quarter and second quarter of 2009, our total vehicle fuel costs averaged approximately $1.7 million and $1.9 million per month, respectively. During the first quarter and second quarter of 2008, our total vehicle fuel costs averaged approximately $2.9 million and $3.7 million per month, respectively. The changes resulted from variations in fuel costs, the freight initiative discussed below, and the increase in the number of vehicles necessary to support additional sales personnel and to support additional store locations. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of goods and the fuel utilized in our store delivery vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50:50 between distribution and store use).

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

Per gallon average	2007 – Quarter
	1st	2nd	3rd	4th
Diesel fuel	$2.59	2.85	2.94	3.25
Gasoline	$2.31	2.96	2.86	2.92

Per gallon average	2008 – Quarter
	1st	2nd	3rd	4th
Diesel fuel	$3.47	4.30	4.38	3.11
Gasoline	$3.07	3.65	3.85	2.49

Per gallon percentage change	2008 – Quarter
	1st	2nd	3rd	4th
Diesel fuel	34.0%	50.9%	49.0%	(4.3%)
Gasoline	32.9%	23.3%	34.6%	(14.7%)

Per gallon average	2009 – Quarter
	1st	2nd	3rd	4th
Diesel fuel	$2.19	2.29
Gasoline	$1.86	2.25

Per gallon percentage change	2009 – Quarter
	1st	2nd	3rd	4th
Diesel fuel	(36.9%)	(46.7%)
Gasoline	(39.4%)	(38.4%)

(Continued)

ITEM 2.	(Continued)

Statement of Earnings Information (percentage of net sales)—

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit margin	52.0%	52.5%	51.1%	52.5%

Operating and administrative expenses	36.5%	32.5%	36.2%	32.1%
Loss on sale of property and equipment	0.1%	0.0%	0.1%	0.0%
Operating income	15.4%	19.9%	14.7%	20.4%

Interest income	0.1%	0.1%	0.1%	0.0%
Earnings before income taxes	15.5%	20.0%	14.8%	20.5%

Note – Amounts may not foot due to rounding difference.

Gross profit margins for the first half and second quarter of 2009 decreased from the same periods in 2008. The gross margin changes were driven by different factors during 2008 versus 2009. The improvement during 2008 (when compared to 2007) was driven by several factors: (1) a focused effort to challenge our sales force to increase the gross margin on business with a lower than acceptable margin, (2) a focused effort to stay ahead of inflationary increases in product cost which provided short term inflation margin, (3) improvements in our direct sourcing operations, (4) continued focus on our freight initiative (discussed earlier), and (5) continued focus on our product availability within our network. This product availability focus centers on our ‘master stocking hub’ in Indianapolis, Indiana, and our efficient ability to pull product from store-to-store. The decreases in 2009, when compared to the same periods in 2008, were influenced by the factors noted above; however, the inflation margin noted in item (2) has reversed from an inflation gain to a deflation loss as higher cost product purchased late in 2008, which is turning through our system slower than anticipated, is being sold against deflationary selling prices in 2009 and the competitive marketplace has caused the margin on recently purchased product to drop due to added pressure on selling prices. These two issues continued to worsen in May and June 2009. The gross margin was also impacted by reductions in vendor volume allowances due to the reductions in purchase volumes with our vendors relative to the prior year.

Operating and administrative expenses in the second quarter of 2009 decreased 11.2% from the second quarter of 2008 and 4.3% from the first quarter of 2009. As we have discussed in the past, we will continue to stringently manage our operating and administrative expense growth in subsequent quarters due to the current weakened economy.

(Continued)

ITEM 2.	(Continued)

Approximately 65% to 70% of our operating and administrative expenses consist of payroll and payroll related costs (payroll costs). This range has temporarily been reduced to 60% to 65% in the first two quarters of 2009 due to the factors noted below. Our payroll costs for the second quarter of 2009 decreased 18.8% from the second quarter of 2008 and 5.1% from the first quarter of 2009. The disparity between the decrease of 8.8% full-time equivalent headcount noted above and the 18.8% expense decrease is driven by several factors: (1) contractions in sales commissions earned, (2) contractions in bonuses earned, (3) reductions of overtime hours worked per employee and of temporary labor, and (4) a reduction of the profit sharing contribution earned. As we have indicated in the past, our sales personnel (including our branch managers, district managers, and regional leaders) are rewarded for growth in sales, gross profit dollars, and pre-tax earnings. The negative growth rates of these amounts during the first half and second quarter of 2009, when compared to the growth rates in the same periods of 2008, drove the contractions noted in (1), (2), and (4) above.

Two components of payroll costs did increase from 2008 to 2009 – health insurance costs and stock option expense. The health insurance costs have increased approximately 13.6% from the first six months of 2008 to the first six months of 2009 and 11.0% from the second quarter of 2008 to the second quarter of 2009. The increase is partially due to rising costs; however, the primary cause of the increase relates to the percentage of employees opting for expanded coverage as their spouses have lost their insurance coverage at other employers due to the current economic environment.

The operating and administrative expenses for the first six months of 2009 include $1,900 of compensation expense related to stock options. During the first six months of 2008, this expense was $1,429. We granted options to purchase 395,000 shares in April 2009. These options, like the options issued in 2007 and 2008, vest over a five to eight year period. The three option grants, when combined, will result in compensation expense of approximately $330 per month for the next four years; and dropping slightly in the remaining period. No other stock options were outstanding during these periods.

The remaining costs within our operating and administrative expenses grew 1.3% from the second quarter of 2008 and dropped 3.9% from the first quarter of 2009. Occupancy expenses in the second quarter of 2009 grew 4.5% from the second quarter of 2008 and dropped 10.4% from the first quarter of 2009. The annual increase in occupancy was driven by a 3.4% increase in the number of store locations. The sequential decrease was driven by utility cost changes related to the end of the winter heating season and, to a lesser degree, reductions in rent expense at existing stores. Transportation costs in the second quarter of 2009 dropped 15.9% from the second quarter of 2008 and increased 13.6% from the first quarter of 2009. The drop in gasoline prices contributed to the decrease in transportation costs on an annual basis. Rising fuel costs in the second quarter combined with aggressive vehicle sales into a depressed market contributed to the increase in transportation costs on a sequential basis. Travel expenses contracted in the second quarter of 2009 both from an annual and sequential perspective due to decrease in travel by our Fastenal team.

(Continued)

ITEM 2.	(Continued)

Income taxes, as a percentage of earnings before income taxes, were approximately 38.1% and 38.3% for the first six months of 2009 and 2008, respectively. During the three months ended June 30, 2009, we had adjustments to our income tax expense relating to the finalization of certain tax returns and changes to uncertain tax position reserves. The net impact of these adjustments had no effect on our income tax rate for the first six months of 2009. This rate fluctuates over time based on (1) the income tax rates in the various jurisdictions in which we operate, (2) the level of profits in those jurisdictions, and (3) changes in tax law and regulations in those jurisdictions.

Net earnings—Net earnings, net earnings per share, and their respective changes were as follows:

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Net earnings	$92,232	144,260	$43,538	76,166
Percentage change	(36.1)%	26.2%	(42.8)%	26.4%

Basic and diluted net earnings per share	$.62	.97	$.29	.51
Percentage change	(36.1)%	27.6%	(43.1)%	27.5%

The decrease in our net earnings in the first six months of 2009 was primarily due to the aforementioned drop in sales.

(Continued)

ITEM 2.	(Continued)

Working Capital—The year-over-year comparison, the year-to-date comparison, and the related dollar and percentage changes related to accounts receivable and inventories were as follows:

	Balance at June 30,		Twelve Month Dollar Change June 30,		Twelve Month Percentage Change June 30,
	2009	2008	2009	2008	2009	2008
Accounts receivable, net	$228,257	292,056	$(63,799)	36,955	(21.8%)	14.4%
Inventories	$519,119	507,989	$11,130	36,428	2.2%	7.7%

	Balance at December 31,		Year-to-date Dollar Change June 30,		Year-to-date Percentage Change June 30,
	2008	2007	2009	2008	2009	2008
Accounts receivable, net	$244,940	236,331	$(16,683)	55,725	(6.8%)	23.6%
Inventories	$564,247	504,592	$(45,128)	3,397	(8.0%)	0.7%

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

The accounts receivable decrease of 21.8% from June 2008 to June 2009 was created by a daily sales decrease of 20.7% and 22.5% in May and June 2009, respectively. The accounts receivable increase of 14.4% from June 30, 2007 to June 30, 2008 relates to a daily sales increase of 16.0% and 15.9% in May and June 2008, respectively. As noted above, our inventory decreased 21.8% from June 2008 to June 2009. A portion of our inventory procurement has a longer lead time than our ability to foresee sales trends; therefore, the drop in sales growth activity late in the fourth quarter of 2008 and during the first quarter of 2009 continued to result in inventory consumption that was less than the amount of inbound product, with the exception of March 2009. The inventory decrease noted in March 2009 continued through June 2009. Our inventory dropped approximately $9,000 and $36,000 during the first and second quarters of 2009, respectively. We will continue to analyze and adjust our ordering patterns on products with a longer lead time through the year to match current sales trends.

(Continued)

ITEM 2.	(Continued)

As we indicated in earlier communications, our goals center on our ability to move the ratio of annual sales to accounts receivable and inventory (Annual Sales: AR&I) back to better than a 3.0:1 ratio (on December 31, 2008 and 2007 we had a ratio of 2.9:1 and 2.8:1, respectively).

Stock Repurchase and Dividends—On July 10, 2009, we issued a press release announcing our Board of Directors had authorized purchases by us of up to 2,000,000 shares of our common stock. This authorization replaced any unused authorization previously granted by the Board of Directors. We did not purchase any of our outstanding common stock during the first half of 2009.

During the first quarter of 2009 we paid a dividend totaling $51,986 (or $0.35 per share) to our shareholders. On July 10, 2009, we issued a press release announcing our Board of Directors had declared a second dividend for 2009, to be paid during the third quarter, of $0.37 per share.

Critical Accounting Policies—A discussion of the critical accounting policies related to accounting estimates is contained in our 2008 Annual Report on Form 10-K.

Liquidity and Capital Resources—

Cash flow activity was as follows:

	Six months ended June 30,
	2009	2008
Net cash provided by operating activities	$167,552	114,685
Net cash used in investing activities	$28,942	49,448
Net cash used in financing activities	$51,986	46,224

Cash flow activity as a percentage of net earnings was as follows:

	Six months ended June 30,
	2009	2008
Net cash provided by operating activities	181.7%	79.5%
Net cash used in investing activities	31.4%	34.3%
Net cash used in financing activities	56.4%	32.0%

(Continued)

ITEM 2.	(Continued)

Net cash provided by operating activities has increased from the prior year, despite the drop in net earnings, as a result of improving trends in working capital management (discussed earlier). This improvement was partially offset by the timing of payments for our profit sharing bonuses.

Net cash used in investing activities changed primarily due to changes in capital expenditures. Property and equipment expenditures in the first six months of 2009 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, (6) the expansion of Fastenal’s distribution/trucking fleet, and (7) the cost related to the expansion of our Indianapolis, Indiana master distribution center. Disposals of property and equipment consisted of the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business and the disposition of real estate relating to several store locations.

Cash requirements for these expenditures were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of June 30, 2009, we had no material outstanding commitments for capital expenditures. We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from our borrowing capacity.

Net cash used in financing activities consisted of the payment of dividends. Our dividend payout in the first six months of 2009 increased 39.4% over the first six months of 2008.

A discussion of the nature and amount of future cash commitments is contained in our 2008 Annual Report on Form 10-K.

(Continued)

ITEM 2.	(Continued)

Certain Risks and Uncertainties—This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding (1) our intent to manage cash flow effectively, (2) 2009 capital expenditures, (3) the goals of our long-term growth strategy, ‘pathway to profit’, including the anticipated rate of new store openings, planned additions to our outside sales personnel, the expected funding of such additions out of cost savings resulting from the slowing of the rate of new store openings, the growth in average store sales expected to result from this strategy, our ability to capture leverage and working capital efficiency expected to result from this strategy, and our ability to increase overall productivity as a result of this strategy, (4) our intent to manage our operating and administrative expense growth, (5) the expected amount of future compensation expense resulting from existing stock options, (6) our intent to adjust our product ordering patterns to match sales trends, (7) our goals regarding improvements in our ratio of annual sales to accounts receivable and inventory, (8) our intent to stabilize our total store headcount and increase our range of store openings commencing in 2010, (9) the funding of our expansion plans, and (10) the expected final settlement of our class action lawsuit. The following factors are among those that could cause the Company’s actual results to differ materially from those predicted in such forward looking statements: (1) an abrupt or prolonged decrease in sales could make it difficult for us to manage cash flow effectively, (2) a more prolonged downturn in the economy or a change, from that projected, in the number of North American markets able to support new stores could cause store openings to change from that expected, (3) changes in the rate of new store openings could cause us to modify our planned 2009 capital expenditures, (4) a more prolonged downturn in the economy, changes in the expected rate of new store openings, difficulties in successfully attracting and retaining additional qualified outside sales personnel, and difficulties in changing our sales process could adversely impact our ability to achieve the goals of our ‘pathway to profit’ initiative, (5) a worsening trend in the economy and our sales could make it difficult to effectively manage our operating and administrative expense growth, (6) a change in accounting for stock-based compensation or the assumptions used could change the amount of stock-based compensation recognized, (7) a sudden increase or decrease in sales could adversely impact our ability to match product ordering patterns to sales trends, (8) a more prolonged downturn in the economy, a change in accounts receivable collections, a change in raw material costs, a change in buying patterns, or a change in vendor production lead times could cause us to fail to attain our goals regarding improvements in our ratio of annual sales to accounts receivable and inventory, (9) a more prolonged downturn in the economy could affect our ability to stabilize our total store headcount and increase our range of store openings commencing in 2010, (10) a change in our ability to generate free cash flow resulting from a slowdown in our sales or our inability to manage expenses could negatively impact the funding of our expansion plans, and (11) a failure of the judge to approve the pending settlement of our class action lawsuit could effect the costs of the proceedings and the impact on our operations going forward. A discussion of other risks and uncertainties which could cause the Company’s operating results to vary from anticipated results or which could materially adversely affect the Company’s business, financial condition or operating results is included in the Company’s most recently filed Annual Report on Form 10-K under the sections captioned “Certain Risks and Uncertainties” and “Item 1A “Risks Factors”. We assume no obligation to update any forward looking statements or any discussions of risks and uncertainties.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks from changes in interest rates, foreign currency exchange rates, commodity steel pricing, and commodity fuel prices. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:

Interest Rates—We have a line of credit totaling $8 million which expires on July 20, 2010. The line bears interest at 0.9% over the LIBOR rate. On June 30, 2009 there was $0 outstanding on the line. We pay no fee for the unused portion of the line of credit.

Foreign Currency Exchange Rates—Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at June 30, 2009.

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

Commodity Fuel Prices—We have market risk for changes in gasoline and diesel fuel costs. Historically this risk has been mitigated over time by our ability to pass freight costs to our customers and the efficiency of our trucking distribution network.

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

On August 29, 2008, we issued a press release announcing a preliminary agreement to settle the class action lawsuit noted above. While we deny the allegations underlying the lawsuit, we agreed to enter into the settlement agreement in order to avoid significant legal fees, the uncertainty of a jury trial, distractions to our operations, and other expenses and management time that would have to be devoted to protracted litigation. The settlement, which is still subject to court approval, fully resolves all claims brought by the plaintiffs in this lawsuit. Pursuant to the settlement, we will make a cash payment of $10 million to cover claims by eligible class members, plaintiff attorneys’ fees and costs, and payments to the named plaintiffs. The expense for this settlement was recorded in the third quarter of 2008. We expect payment to occur on this settlement during the second half of 2009. We do not expect the settlement to have any material impact on our operating results going forward.

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

At the Company’s annual meeting of shareholders held on April 21, 2009, two matters were put to a vote of the shareholders. Proxies were solicited from shareholders unable to attend the meeting. Proxy votes are included in the results that follow.

Matter 1.	To elect a Board of nine directors, to serve until the next regular meeting of shareholders or until their successors have been duly elected and qualified.

The existing nine directors were nominated. There were no other nominations. The nine nominees each received and had withheld the number of votes set forth opposite their names below:

Name of Director	Total Number of Votes Cast For	Total Number of Votes Withheld
Robert A. Kierlin*	101,600,966	26,578,837
Stephen M. Slaggie*	108,969,563	19,210,240
Michael M. Gostomski*	125,863,902	2,315,901
Hugh L. Miller*	125,156,454	3,023,349
Willard D. Oberton	110,055,254	18,124,549
Michael J. Dolan*	124,509,433	3,670,370
Reyne K. Wisecup	105,165,207	23,014,596
Michael J. Ancius*	127,284,684	895,119
Scott A. Satterlee*	126,841,762	1,338,041

*	Independent director as defined under the listing standards of The NASDAQ Global Select Market.

There were no broker non-votes.

Matter 2.	To ratify the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 2009.

Voting to adopt were 125,127,449 shares. Voting against the adoption were 2,961,373 shares. There were no broker non-votes. Abstentions totaled 88,940 shares.

ITEM 6.	EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company, as amended (incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 10-K for the year ended December 31, 2008)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from Fastenal Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on July 24, 2009, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

/s/ Willard D. Oberton
(Willard D. Oberton, Chief Executive Officer)
(Duly Authorized Officer)

Date: July 24, 2009	/s/ Daniel L. Florness
(Daniel L. Florness, Chief Financial Officer)
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	(Incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company, as amended	(Incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 10-K for the year ended December 31, 2008)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document