Form 10-Q
period 2009-09-30
FASTENAL CO
filed 2009-10-23
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009, or

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at October 20, 2009
Common Stock, $.01 par value	148,330,712

FASTENAL COMPANY

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

	(Unaudited) September 30, 2009	December 31, 2008
Assets

Current assets:
Cash and cash equivalents	$193,744	85,892
Marketable securities	1,295	851
Trade accounts receivable, net of allowance for doubtful accounts of $4,087 and $2,660, respectively	239,323	244,940
Inventories	498,106	564,247
Deferred income tax assets	18,996	15,909
Other current assets	46,626	63,564

Total current assets	998,090	975,403

Marketable securities	5,551	846
Property and equipment, less accumulated depreciation	330,437	324,182
Other assets, less accumulated amortization	3,686	3,718

Total assets	$1,337,764	1,304,149

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$61,352	63,949
Accrued expenses	72,217	83,545
Income taxes payable	5,175	499

Total current liabilities	138,744	147,993

Deferred income tax liabilities	13,880	13,897

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 200,000,000 shares authorized, 148,530,712 shares issued and outstanding	1,485	1,485
Additional paid-in capital	4,409	1,559
Retained earnings	1,167,123	1,134,244
Accumulated other comprehensive income	12,123	4,971

Total stockholders’ equity	1,185,140	1,142,259

Total liabilities and stockholders’ equity	$1,337,764	1,304,149

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	(Unaudited) Nine months ended September 30,		(Unaudited) Three months ended September 30,
	2009	2008	2009	2008

Net sales	$1,453,580	1,795,466	489,339	625,037
Cost of sales	707,860	850,564	244,772	294,154

Gross profit	745,720	944,902	244,567	330,883

Operating and administrative expenses	520,171	593,771	168,119	213,310
Gain (loss) on sale of property and equipment	(790)	(199)	(38)	46

Operating income	224,759	350,932	76,410	117,619

Interest income	1,312	635	592	167

Earnings before income taxes	226,071	351,567	77,002	117,786

Income tax expense	86,250	134,398	29,413	44,877

Net earnings	$139,821	217,169	47,589	72,909

Basic and diluted net earnings per share	$0.94	1.46	0.32	0.49

Basic and diluted weighted average shares outstanding	148,531	148,933	148,531	148,573

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	(Unaudited) Nine months ended September 30,
	2009	2008

Cash flows from operating activities:
Net earnings	$139,821	217,169
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	30,147	29,153
Loss on sale of property and equipment	790	199
Bad debt expense	7,300	5,527
Deferred income taxes	(3,104)	(1,318)
Stock based compensation	2,850	2,313
Amortization of non-compete agreement	50	50
Changes in operating assets and liabilities:
Trade accounts receivable	(1,683)	(78,380)
Inventories	66,141	(33,051)
Other current assets	16,938	1,915
Accounts payable	(3,925)	19,346
Accrued expenses	(11,328)	14,619
Income taxes payable	4,676	250
Other	4,511	(4,062)

Net cash provided by operating activities	253,184	173,730

Cash flows from investing activities:
Purchase of property and equipment	(40,128)	(79,006)
Proceeds from sale of property and equipment	4,264	3,624
Net (increase) decrease in marketable securities	(5,149)	418
Net increase in other assets	(18)	(75)

Net cash used in investing activities	(41,031)	(75,039)

Cash flows from financing activities:
Purchase of common stock	—	(25,955)
Payment of dividends	(106,943)	(77,371)

Net cash used in financing activities	(106,943)	(103,326)

Effect of exchange rate changes on cash	2,642	(478)

Net increase (decrease) in cash and cash equivalents	107,852	(5,113)

Cash and cash equivalents at beginning of period	85,892	57,220

Cash and cash equivalents at end of period	$193,744	52,107

Supplemental disclosure of cash flow information:
Cash paid during each period for: Income taxes	$81,574	134,148

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

September 30, 2009 and 2008

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

All of the options noted above vest and become exercisable over a period of up to eight years. Each option will terminate, to the extent not previously exercised, 13 months after the end of the relevant vesting period. No options under any of theses grants were vested as of September 30, 2009.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands except per share information and where otherwise noted)

September 30, 2009 and 2008

(Unaudited)

Compensation expense equal to the grant date fair value will be recognized for all of these awards over the vesting period. The stock-based compensation expense for the nine month periods ended September 30, 2009 and 2008 was $2,850 and $2,313, respectively. Unrecognized compensation expense related to outstanding stock options as of September 30, 2009 was $19,152 and is expected to be recognized over a weighted average period of 6.56 years. Any future changes in estimated forefeitures will impact this amount.

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

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands except per share information and where otherwise noted)

September 30, 2009 and 2008

(Unaudited)

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to our employee stock option plan:

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Basic - weighted shares outstanding	148,531	148,933	148,531	148,573
Weighted shares assumed upon exercise of stock options	—	—	—	—

Diluted - weighted shares outstanding	148,531	148,933	148,531	148,573

Any dilutive impact summarized above would relate to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive option securities then outstanding.

(3) Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Net earnings	$139,821	217,169	47,589	72,909
Translation adjustment	7,148	(4,547)	4,713	(3,571)
Change in marketable securities	4	9	1	2

Total comprehensive income	$146,973	212,631	52,303	69,340

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands except per share information and where otherwise noted)

September 30, 2009 and 2008

(Unaudited)

(4) Unrealized Investment Gains and Losses

The following tables show the fair value of our investments as of September 30, 2009 and 2008 and the gross unrealized gains and losses of those investments for the nine month period ended September 30, 2009 and 2008. This information is aggregated by the investment category and maturity of the investment.

	September 30, 2009
	Current		Non-Current		Total
Description	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
State and municipal bonds	$1,295	4	5,551	—	$6,846	4
Certificates of deposit or money market	—	—	—	—	—	—

Total	$1,295	4	5,551	—	$6,846	4

	September 30, 2008
	Current		Non-Current		Total
Description	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
State and municipal bonds	$213	—	1,463	9	$1,676	9
Certificates of deposit or money market	15	—	—	—	15	—

Total	$228	—	1,463	9	$1,691	9

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands except per share information and where otherwise noted)

September 30, 2009 and 2008

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

(5) Operating Leases with Guarantees

We lease certain pick-up trucks under operating leases. These leases typically have a 72-month term and include an early buy out clause we generally exercise, thereby giving the leases an effective term of 15-20 months. Certain operating leases for vehicles contain residual value guarantee provisions, which could become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration, of the leases that contain residual value guarantees, is approximately $14,637 at September 30, 2009. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote, except for a $2,090 loss on disposal reserve provided at September 30, 2009.

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

As of September 30, 2009 and 2008, the company had $7,253 and $5,143, respectively, of liabilities recorded related to unrecognized tax benefits. Included in this liability for unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. The company does not anticipate that total unrecognized tax benefits will change significantly during the next 12 months.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands except per share information and where otherwise noted)

September 30, 2009 and 2008

(Unaudited)

(7) Subsequent Events

In May 2009, the FASB issued Accounting Standards Codification (ASC) 855-10-05, “Subsequent Events.” This Statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted this Statement in the second quarter ended June 30, 2009, as required. This Statement did not impact our consolidated financial results.

The Company has evaluated its subsequent events through October 23, 2009, the filing date of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

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

Similar to our first two quarterly reports in 2009, this quarter’s discussion contains some additional points not typically covered in our quarterly reports in previous years. Most of these center on added sequential comparisons (second quarter to third quarter expense changes and inventory changes within the quarter). We believe these are important aspects that require added emphasis.

As we saw in the previous three quarters, the weakened economy continues to have a substantial impact on our business. These impacts continue to negatively affect our sales, particularly related to our industrial production business (business where we supply products that become part of the finished goods produced by others) and, more recently, our non-residential construction business. To place this in perspective – sales to our manufacturing customers (historically approximately 50% of sales) contracted approximately 23% in the third quarter versus the same quarter in the prior year. This contraction is less severe in the maintenance portion of our manufacturing sales (business where we supply products that maintain the facility or the equipment of our customers engaged in manufacturing), but more severe in the production business. Sales in our non-residential construction business (historically 20% to 25% of sales) contracted approximately 25% versus the prior year. The remaining business (sales to other resellers, government business, other industries, and in-store retail sales) is producing better results, but unfortunately, doesn’t have enough impact to offset the manufacturing and construction impact. On a sequential basis, our daily average sales to our manufacturing customers has improved each month since May 2009 (with the exception of July 2009 due to the holiday impact) versus the previous month. This trend was the first sequential improvement since September 2008. However, this improvement was partially offset by continued weakening in our non-residential construction business.

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

Our balance sheet continues to be very strong and our operations have good cash generating characteristics. During 2009, we have tried to manage it well. In the first nine months of 2009 we generated $253,184 (or 181.1% of net earnings) of operating cash flow; the comparable figure was $173,730 (or 80.0% of net earnings) in the first nine months of 2008. Our first quarter typically has stronger cash flow characteristics due to the timing of tax payments; this benefit reverses itself in the second and third quarters as income tax payments go out in April, June, and September. The remaining amounts of cash flow from operating activities are largely linked to the pure dynamics of a distribution business and its strong correlation to working capital.

As we planned, our capital expenditures for the first nine months of 2009 were down from the comparable period in 2008. This was primarily related to the Indianapolis, IN distribution expansion and to our new distribution center location near Dallas, TX. Most of the expenditures for these two locations are behind us. As indicated in our 2008 Annual Report, we expect our capital expenditures will drop from approximately $95,000 in 2008 to $65,000 in 2009. We now believe the 2009 capital expenditures will be closer to $55,000. This reduction was a result of opening fewer stores and reducing our information technology expenditures.

The strong free cash flow in the first nine months of 2009 (operating cash flow less net capital expenditures) allowed us to increase our first dividend payment (declared January 2009 and paid in March 2009) by 40% (from $.25 per share in 2008 to $.35 per share in 2009). This strong free cash flow also allowed us to increase our second dividend payment (declared July 2009 and paid in August 2009) by 37% (from $.27 per share in 2008 to $.37 per share in 2009). Given the economic environment, we are satisfied with our cash flow for the first nine months of 2009.

(Continued)

ITEM 2.	(Continued)

Financial Overview— During 2007, 2008 and the first nine months of 2009, the general weakness of the global industrial environment negatively impacted our business. The impact of the economy is best reflected in the growth performance of our stores opened greater than ten years ago (store sites opened as follows: 2009 group – opened 1999 and earlier, and 2008 group – opened 1998 and earlier) and opened greater than five years ago (store sites opened as follows: 2009 group – opened 2004 and earlier, and 2008 group – opened 2003 and earlier). These two groups of stores are more cyclical due to the increased market share they enjoy in their local markets. The stores opened greater than two years ago represent a consistent “same store” view of our business (store sites opened as follows: 2009 group – opened 2007 and earlier, and 2008 group – opened 2006 and earlier). The daily sales growth rate for each of these groups was as follows:

	Nine months ended September 30,		Three months ended September 30,
Store Age	2009	2008	2009	2008
Opened greater than 10 years ago	(23.0)%	8.6%	(25.4)%	9.4%
Opened greater than 5 years ago	(22.3)%	9.9%	(25.2)%	9.9%
Opened greater than 2 years ago	(21.1)%	11.9%	(24.2)%	11.5%

Note: The age groups above are measured as of the last day of each respective year.

Sales Growth— Net sales and growth rates in net sales were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Net sales	$1,453,580	1,795,466	489,339	625,037
Percentage change	(19.0)%	16.4%	(21.7)%	17.1%

(Continued)

ITEM 2.	(Continued)

The decrease in net sales in the first nine months of 2009 came primarily from lower unit sales, and to a lesser extent, deflation in our steel based products. The lower unit sales resulted primarily from decreases in sales at older store locations (discussed earlier) due to the general economic weakness in the global marketplace. The decrease in net sales also resulted from the weakening of the Canadian currency relative to the United States dollar. This weakening lowered our sales by 0.6% and 0.3% in the nine month period and third quarter of 2009, respectively.

The mix of sales from the original fastener product line and from the newer product lines was as follows:

	Nine months ended September 30,		Three months ended September 30,
Product line	2009	2008	2009	2008
Fastener product line	49.9%	50.8%	49.5%	51.3%
Newer product lines	50.1%	49.2%	50.5%	48.7%

Daily sales growth rates for the twelve months of 2007 and 2008, and the first nine months of 2009, were as follows (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	12.6%	11.8%	15.5%	12.0%	13.2%	14.8%	13.9%	13.4%	13.7%	14.7%	15.2%	16.8%
2008	15.6%	15.0%	16.9%	17.1%	16.0%	15.9%	14.8%	16.4%	14.3%	11.9%	6.8%	0.0%
2009	(8.5)%	(10.5)%	(17.4)%	(21.0)%	(20.7)%	(22.5)%	(22.9)%	(21.4)%	(20.8)%

The growth in 2007 generally represents a weakening environment which began in late 2006. The final three months of 2007 continued in the same variable fashion as the previous nine months but showed consistent improvement from the third quarter daily sales growth rate of 13.7%. Generally speaking, this improvement in late 2007 remained in the first nine months of 2008 and weakened in the October to December time frame. The slow-down in the final three months of 2008 and the first nine months of 2009 relate to the general economic weakness in the global marketplace. Note – see our discussion by end market earlier in this report.

(Continued)

ITEM 2.	(Continued)

Pathway To Profit— During April 2007 we disclosed our intention to alter the growth drivers of our business. For most of the last decade, we used store openings as the primary growth driver of our business (our historical rate was approximately 14% new stores each year). As announced in April 2007, we began to add outside sales personnel into existing stores at a faster rate than historical patterns. We funded this sales force expansion with the occupancy savings generated by opening stores at the rate of 7% to 10% per year (we opened approximately 7.5% and 8.1% new stores in 2008 and 2007, respectively, see also our disclosure above regarding the expected rate of 2009 and 2010 store openings). Our goal is four-fold: (1) to continue growing our business at a similar rate with the new outside sales investment model, (2) to grow the sales of our average store to $125 thousand per month in the five year period from 2007 to 2012, (3) to enhance the profitability of the overall business by capturing the natural expense leverage that has historically occurred in our existing stores as their sales grow, and (4) to improve the performance of our business due to the more efficient use of working capital (primarily inventory) as our average store size increases. The economic weakness that dramatically worsened in the fall of 2008 and continued into 2009 has caused us to alter the ‘pathway to profit’. These changes center on two aspects (1) temporarily slowing store openings to a range of 2% to 5% (see earlier comments), and (2) stopping headcount additions except for store openings and for stores that are growing (see earlier comments). The duration of the economic weakness and the prospects of future deterioration could impact the timing of when we achieve the $125 thousand per month average; however, the current economic weakness only serves to strengthen our belief in the ‘pathway to profit’.

Store Count and Full-Time Equivalent (FTE) Headcount Growth— In response to the ‘pathway to profit’, we have increased our store count and our store FTE head count since first implementing this strategy. The rate of increase in store locations has slowed and FTE headcount for all types of personnel has been reduced since the economy weakened late in 2008. The number of stores at quarter end and the average FTE per quarter were as follows:

	September 2009	June 2009	March 2009	December 2008	September 2008
Store locations	2,352	2,350	2,342	2,311	2,300

Store personnel – FTE	7,087	7,203	7,754	8,252	8,280
Distribution and manufacturing personnel – FTE	1,763	1,856	1,972	2,218	2,244
Administrative and sales support personnel – FTE	1,322	1,362	1,393	1,412	1,404

Total – average FTE headcount	10,172	10,421	11,119	11,882	11,928

(Continued)

ITEM 2.	(Continued)

The percentage change (year-over-year) in the number of stores at quarter end and in the average FTE per quarter were as follows:

	September 2009	June 2009	March 2009	December 2008	September 2008
Store count growth	2.3%	3.4%	5.8%	7.5%	7.2%

Store personnel – FTE	(14.4)%	(9.2)%	2.4%	12.8%	15.2%
Distribution and manufacturing personnel – FTE	(21.4)%	(13.5)%	(7.3)%	2.2%	5.4%
Administrative and sales support personnel – FTE	(5.8)%	1.1%	4.6%	4.7%	3.2%

Total – average FTE headcount growth	(14.7)%	(8.8)%	0.8%	9.7%	11.7%

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

	September 2009	June 2009	March 2009	December 2008	September 2008
Store personnel – absolute headcount change	(8.1)%	(4.0)%	1.9%	16.0%	16.1%

Store Size and Profitability— The store groups listed in the table below, when combined with our strategic account stores, represented approximately 89% and 91% of our sales in the third quarter of 2009 and 2008, respectively. Strategic account stores, which numbered 25 and 20 in the third quarter of 2009 and 2008, respectively, are stores that are focused on selling to a group of strategic account customers in a limited geographic market. Our remaining sales (approximately 10%) relate to either: (1) our in-plant locations, (2) our direct Fastenal Cold Heading business, or (3) our direct import business. Our average store, excluding the business not sold through a store, had sales of $61,600 per month in the third quarter of 2009. This average was $82,200 and $75,100 per month in the third quarter of 2008 and 2007, respectively. The average age, number of stores, and pre-tax margin data by store size for the third quarter of 2009 and 2008, respectively, were as follows:

	Three months ended September 30, 2009
Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Margin Percentage
$0 to $30,000	3.9	541	23.0%	(17.7)%
$30,001 to $60,000	6.4	929	39.5%	9.7%
$60,001 to $100,000	9.5	521	22.2%	20.0%
$100,001 to $150,000	11.8	231	9.8%	24.2%
Over $150,000	15.9	105	4.5%	26.6%
Strategic account		25	1.1%

Total		2,352	100.0%

(Continued)

ITEM 2.	(Continued)

	Three months ended September 30, 2008
Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Margin Percentage
$0 to $30,000	2.3	354	15.4%	(24.9)%
$30,001 to $60,000	4.7	732	31.8%	9.9%
$60,001 to $100,000	7.1	573	24.9%	21.2%
$100,001 to $150,000	9.7	363	15.8%	26.5%
Over $150,000	13.3	258	11.2%	28.7%
Strategic account		20	0.9%

Total		2,300	100.0%

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

Impact of Fuel Prices During the Quarter— Rising fuel prices negatively impacted 2007 and 2008; however, we did feel some relief in the final months of 2008 and the first nine months of 2009. During the first, second, and third quarter of 2009, our total vehicle fuel costs averaged approximately $1.7 million, $1.9 million, and $2.1 million per month, respectively. During the first, second, and third quarter of 2008, our total vehicle fuel costs averaged approximately $2.9 million, $3.7 million, and $3.7 million per month, respectively. The changes resulted from variations in fuel costs, the freight initiative discussed below, and the increase in the number of vehicles necessary to support additional sales personnel and to support additional store locations. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of goods and the fuel utilized in our store delivery vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50:50 between distribution and store use).

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

Per gallon average	2007 – Quarter
	1st	2nd	3rd	4th
Diesel fuel	$2.59	2.85	2.94	3.25
Gasoline	$2.31	2.96	2.86	2.92

Per gallon average	2008 – Quarter
	1st	2nd	3rd	4th
Diesel fuel	$3.47	4.30	4.38	3.11
Gasoline	$3.07	3.65	3.85	2.49

Per gallon percentage change	2008 – Quarter
	1st	2nd	3rd	4th
Diesel fuel	34.0%	50.9%	49.0%	(4.3)%
Gasoline	32.9%	23.3%	34.6%	(14.7)%

Per gallon average	2009 – Quarter
	1st	2nd	3rd	4th
Diesel fuel	$2.19	2.29	2.61
Gasoline	$1.86	2.25	2.55

Per gallon percentage change	2009 – Quarter
	1st	2nd	3rd	4th
Diesel fuel	(36.9)%	(46.7)%	(40.4)%
Gasoline	(39.4)%	(38.4)%	(33.8)%

(Continued)

ITEM 2.	(Continued)

Statement of Earnings Information (percentage of net sales) —

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit margin	51.3%	52.6%	50.0%	52.9%

Operating and administrative expenses (1)	35.8%	33.1%	34.4%	34.1%
Gain (loss) on sale of property and equipment	(0.1)%	0.0%	0.0%	0.0%

Operating income (2)	15.5%	19.5%	15.6%	18.8%

Interest income	0.1%	0.0%	0.1%	0.0%

Earnings before income taxes (3)	15.6%	19.6%	15.7%	18.8%

Note – Amounts may not foot due to rounding difference.

Legal Settlement— On August 29, 2008 we announced that we had reached a preliminary agreement to settle a purported class action lawsuit relating to the classification of our Assistant General Managers as exempt for purposes of the overtime provisions of the Fair Labor Standards Act (FLSA) and California, Oregon, and Pennsylvania state statutes. Pursuant to the settlement, which is still subject to court approval, we will make a cash payment of $10 million to cover claims by eligible class members, plaintiff attorneys’ fees and costs, and payments to the named plaintiffs. The expense for this settlement was recorded in the results for the third quarter ending September 30, 2008. The expense related to this legal settlement lowered our bonus payout by approximately $1.8 million for the third quarter of 2008. After factoring in the reduction of our bonus payout, this legal settlement resulted in a pre-tax expense of approximately $8.2 million for the quarter, or just over $0.03 per share (after-tax).

The 2008 percentages stated above for operating and administrative expenses, operating income, and earnings before income taxes were impacted by approximately 0.5 percentage points for the nine month period and by approximately 1.3 percentage points for the three month period. Adjusted for the impact the (1) operating and administrative expenses would have been 32.6% (versus the reported 33.1%) and 32.8% (versus the reported 34.1%) for the nine and three months ended September 30, 2008, respectively; (2) operating income would have been 20.0% (versus the reported 19.5%) and 20.1% (versus the reported 18.8%) for the nine and three months ended September 30, 2008, respectively; and (3) earnings before income taxes would have been 20.1% (versus the reported 19.6%) and 20.1% (versus the reported 18.8%) for the nine and three months ended September 30, 2008, respectively.

(Continued)

ITEM 2.	(Continued)

Gross profit margins for the first nine months and third quarter of 2009 decreased from the same periods in 2008. The gross margin was driven by different factors during 2008 versus 2009. The improvement during 2008 (when compared to 2007) was driven by several factors: (1) a focused effort to challenge our sales force to increase the gross margin on business with a lower than acceptable margin, (2) a focused effort to stay ahead of inflationary increases in product cost which provided short term inflation margin, (3) improvements in our direct sourcing operations, (4) continued focus on our freight initiative (discussed earlier), and (5) continued focus on our product availability within our network. This product availability focus centers on our ‘master stocking hub’ in Indianapolis, Indiana, and our efficient ability to pull product from store-to-store. The decreases in 2009, when compared to the same periods in 2008, were influenced by the factors noted above; however, the inflation margin noted in item (2) has reversed from an inflation gain to a deflation loss as higher cost product purchased late in 2008, which is turning through our system slower than anticipated, is being sold against deflationary selling prices in 2009 and the competitive marketplace has caused the margin on recently purchased product to drop due to added pressure on selling prices. These two issues continued to worsen during the third quarter of 2009; with August 2009 being the worst month in the third quarter. The gross margin was also impacted by reductions in vendor volume allowances due to the reductions in purchase volumes with our vendors relative to the prior year and due to our decision in the third quarter of 2009 to purposely forego potential volume rebates in an effort to continue to drive down our inventory levels.

Operating and administrative expenses in the third quarter of 2009 decreased 21.2% from the third quarter of 2008 and 2.3% from the second quarter of 2009. As we have discussed in the past, we will continue to stringently manage our operating and administrative expense growth in subsequent quarters due to the current weakened economy.

Approximately 65% to 70% of our operating and administrative expenses consist of payroll and payroll related costs (payroll costs). This range has been reduced to 60% to 65% in the current environment due to the factors noted below. Our payroll costs for the third quarter of 2009 decreased 24.4% from the third quarter of 2008 and 4.5% from the second quarter of 2009. The disparity between the decrease of 14.7% full-time equivalent headcount noted above and the 24.4% expense decrease is driven by several factors: (1) contractions in sales commissions earned, (2) contractions in bonuses earned, (3) reductions of hours worked per employee and of temporary labor, and (4) a reduction of the profit sharing contribution earned. As we have indicated in the past, our sales personnel (including our branch managers, district managers, and regional leaders) are rewarded for growth in sales, gross profit dollars, and pre-tax earnings. The negative growth rates of these amounts during the first nine months and third quarter of 2009, when compared to the growth rates in the same periods of 2008, drove the contractions noted in (1), (2), and (4) above.

Two components of payroll costs did increase from 2008 to 2009 – health insurance costs and stock option expense. The health insurance costs have increased approximately 14.4% from the first nine months of 2008 to the first nine months of 2009 and 15.8% from the third quarter of 2008 to the third quarter of 2009. The increase is partially due to rising costs; however, the primary cause of the increase relates to the percentage of employees opting for expanded coverage as their spouses have lost their insurance coverage at other employers due to the current economic environment.

(Continued)

ITEM 2.	(Continued)

The operating and administrative expenses for the first nine months of 2009 include $2,850 of compensation expense related to stock options. During the first nine months of 2008, this expense was $2,313. The increase from 2008 to 2009 was driven by stock option grants in April 2009 and 2008. The options issued in 2007, 2008, and 2009, vest over a five to eight year period. We estimate the three option grants, when combined, will result in compensation expense of approximately $330 per month for the next four years, dropping slightly in the remaining period. No other stock options were outstanding during these periods.

The remaining costs within our operating and administrative expenses decreased 16.7% from the third quarter of 2008 and increased 0.6% from the second quarter of 2009. Occupancy expenses in the third quarter of 2009 grew 0.7% from the third quarter of 2008 and increased nominally from the second quarter of 2009. The nominal annual and sequential increase in occupancy was driven by a 2.0% increase in the number of store locations offset by reductions in rent expense at existing stores. Transportation costs in the third quarter of 2009 dropped 25.1% from the third quarter of 2008 and decreased 8.4% from the second quarter of 2009. The drop in gasoline prices contributed to the decrease in transportation costs on an annual basis while a drop in the number of vehicles in our fleet and a stabilization in the sales price of our vehicles for sale provided a drop on sequential basis.

Income taxes, as a percentage of earnings before income taxes, were approximately 38.1% and 38.2% for the first nine months of 2009 and 2008, respectively. During the second and third quarters of 2009, we had adjustments to our income tax expense relating to the finalization of certain tax returns and changes to uncertain tax position reserves. The net impact of these adjustments had no effect on our income tax rate for the first nine months of 2009. This rate fluctuates over time based on (1) the income tax rates in the various jurisdictions in which we operate, (2) the level of profits in those jurisdictions, and (3) changes in tax law and regulations in those jurisdictions.

Net earnings— Net earnings, net earnings per share, and their respective changes were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008

Net earnings	$139,821	217,169	$47,589	72,909
Percentage change	(35.6)%	23.1%	(34.7)%	17.3%

Basic and diluted net earnings per share	$.94	1.46	$.32	.49
Percentage change	(35.6)%	24.8%	(34.7)%	19.5%

The decrease in our net earnings in the nine month and three month periods was primarily due to the aforementioned drop in sales.

(Continued)

ITEM 2.	(Continued)

Working Capital— The year-over-year comparison, the year-to-date comparison, and the related dollar and percentage changes related to accounts receivable and inventories were as follows:

	Balance at September 30,		Twelve Month Dollar Change September 30,		Twelve Month Percentage Change September 30,
	2009	2008	2009	2008	2009	2008
Accounts receivable, net	$239,323	309,184	$(69,861)	50,446	(22.6)%	19.5%
Inventories	$498,106	537,643	$(39,537)	48,819	(7.4)%	10.0%

	Balance at December 31,		Year-to-date Dollar Change September 30,		Year-to-date Percentage Change September 30,
	2008	2007	2009	2008	2009	2008
Accounts receivable, net	$244,940	236,331	$(5,617)	72,853	(2.3)%	30.8%
Inventories	$564,247	504,592	$(66,141)	33,051	(11.7)%	6.6%

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

The accounts receivable decrease of 22.6% from September 2008 to September 2009 was created by a daily sales decrease of 21.4% and 20.8% in August and September 2009, respectively. The accounts receivable increase of 19.5% from September 30, 2007 to September 30, 2008 relates to a daily sales increase of 16.4% and 14.3% in August and September 2008, respectively. A portion of our inventory procurement has a longer lead time than our ability to foresee sales trends; therefore, the drop in sales activity late in the fourth quarter of 2008 and during the first quarter of 2009 continued to result in inventory consumption that was less than the amount of inbound product, with the exception of March 2009. The inventory decrease noted in March 2009 has continued through September 2009. Our inventory dropped approximately $9,000, $36,000, and $21,000 during the first, second, and third quarters of 2009, respectively. We will continue to analyze and adjust our ordering patterns on products with a longer lead time through the year to match current sales trends.

As we indicated in earlier communications, our goals center on our ability to move the ratio of annual sales to accounts receivable and inventory (Annual Sales: AR&I) back to better than a 3.0:1 ratio (on December 31, 2008 and 2007 we had a ratio of 2.9:1 and 2.8:1, respectively).

(Continued)

ITEM 2.	(Continued)

Stock Repurchase and Dividends— On July 10, 2009, we issued a press release announcing our Board of Directors had authorized purchases by us of up to 2,000,000 shares of our common stock. This authorization replaced any unused authorization previously granted by the Board of Directors. We did not purchase any of our outstanding common stock during the first nine months of 2009.

During the first nine months of 2009 we paid two dividends totaling $106,943 (or $0.72 per share) to our shareholders. During the first nine months of 2008 we paid two dividends totaling $77,371 (or $0.52 per share) to our shareholders.

Critical Accounting Policies— A discussion of the critical accounting policies related to accounting estimates is contained in our 2008 Annual Report on Form 10-K.

Liquidity and Capital Resources—

Cash flow activity was as follows:

	Nine months ended September 30,
	2009	2008

Net cash provided by operating activities	$253,184	173,730
Net cash used in investing activities	$41,031	75,039
Net cash used in financing activities	$106,943	103,326

Cash flow activity as a percentage of net earnings was as follows:

	Nine months ended September 30,
	2009	2008

Net cash provided by operating activities	181.1%	80.0%
Net cash used in investing activities	29.3%	34.6%
Net cash used in financing activities	76.5%	47.6%

(Continued)

ITEM 2.	(Continued)

Net cash provided by operating activities has increased from the prior year, despite the drop in net earnings, as a result of improving trends in working capital management (discussed earlier). This improvement was partially offset by the timing of payments for our profit sharing bonuses.

Net cash used in investing activities changed primarily due to changes in capital expenditures and short-term investments. Property and equipment expenditures in the first nine months of 2009 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, (6) the expansion of Fastenal’s distribution/trucking fleet, and (7) the cost related to the expansion of our Indianapolis, Indiana master distribution center. Disposals of property and equipment consisted of the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business and the disposition of real estate relating to several store locations.

Cash requirements for these expenditures were satisfied from net earnings, cash on hand, and the proceeds of asset disposals. As of September 30, 2009, we had no material outstanding commitments for capital expenditures. We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from our borrowing capacity.

Net cash used in financing activities consisted of the payment of dividends. Our dividend payout in the first nine months of 2009 increased 38.2% over the first nine months of 2008.

A discussion of the nature and amount of future cash commitments is contained in our 2008 Annual Report on Form 10-K.

(Continued)

ITEM 2.	(Continued)

Certain Risks and Uncertainties— This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding (1) 2009 capital expenditures, (2) the goals of our long-term growth strategy, ‘pathway to profit’, including the anticipated rate of new store openings, planned additions to our outside sales personnel, the expected funding of such additions out of cost savings resulting from the slowing of the rate of new store openings, the growth in average store sales expected to result from this strategy, our ability to capture leverage and working capital efficiency expected to result from this strategy, and our ability to increase overall productivity as a result of this strategy, (3) our intent to manage our operating and administrative expense growth, (4) the expected amount of future compensation expense resulting from existing stock options, (5) our intent to adjust our product ordering patterns to match sales trends, (6) our goals regarding improvements in our ratio of annual sales to accounts receivable and inventory, (7) our intent to stabilize our total store headcount and increase our range of store openings commencing in 2010, (8) the funding of our expansion plans, and (9) the expected final payment and settlement of our class action lawsuit. The following factors are among those that could cause the Company’s actual results to differ materially from those predicted in such forward looking statements: (1) a more prolonged downturn in the economy or a change, from that projected, in the number of North American markets able to support new stores could cause store openings to change from that expected, (2) changes in the rate of new store openings could cause us to modify our planned 2009 capital expenditures, (3) a more prolonged downturn in the economy, changes in the expected rate of new store openings, difficulties in successfully attracting and retaining additional qualified outside sales personnel, and difficulties in changing our sales process could adversely impact our ability to achieve the goals of our ‘pathway to profit’ initiative, (4) a worsening trend in the economy and our sales could make it difficult to effectively manage our operating and administrative expense growth, (5) a change in accounting for stock-based compensation or the assumptions used could change the amount of stock-based compensation recognized, (6) a sudden increase or decrease in sales could adversely impact our ability to match product ordering patterns to sales trends, (7) a more prolonged downturn in the economy, a change in accounts receivable collections, a change in raw material costs, a change in buying patterns, or a change in vendor production lead times could cause us to fail to attain our goals regarding improvements in our ratio of annual sales to accounts receivable and inventory, (8) a more prolonged downturn in the economy could affect our ability to stabilize our total store headcount and increase our range of store openings commencing in 2010, (9) a change in our ability to generate free cash flow resulting from a slowdown in our sales or our inability to manage expenses could negatively impact the funding of our expansion plans, and (10) a failure of the judge to approve the pending settlement of our class action lawsuit could effect the expected payment and the costs of the proceedings and the impact on our operations going forward. A discussion of other risks and uncertainties which could cause the Company’s operating results to vary from anticipated results or which could materially adversely affect the Company’s business, financial condition or operating results is included in the Company’s most recently filed Annual Report on Form 10-K under the sections captioned “Certain Risks and Uncertainties” and “Item 1A “Risks Factors”. We assume no obligation to update any forward looking statements or any discussions of risks and uncertainties.

(Continued)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks from changes in interest rates, foreign currency exchange rates, commodity steel pricing, and commodity fuel prices. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:

Interest Rates— We have a line of credit totaling $8 million which expires on July 20, 2010. The line bears interest at 0.9% over the LIBOR rate. On September 30, 2009 there was $0 outstanding on the line. We pay no fee for the unused portion of the line of credit.

Foreign Currency Exchange Rates— Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at September 30, 2009.

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

Commodity Fuel Prices— We have market risk for changes in gasoline and diesel fuel costs. Historically this risk has been mitigated over time by our ability to pass freight costs to our customers and the efficiency of our trucking distribution network.

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

On August 29, 2008, we issued a press release announcing a preliminary agreement to settle the class action lawsuit noted above. While we deny the allegations underlying the lawsuit, we agreed to enter into the settlement agreement in order to avoid significant legal fees, the uncertainty of a jury trial, distractions to our operations, and other expenses and management time that would have to be devoted to protracted litigation. The settlement, which is still subject to court approval, fully resolves all claims brought by the plaintiffs in this lawsuit. Pursuant to the settlement, we will make a cash payment of $10 million to cover claims by eligible class members, plaintiff attorneys’ fees and costs, and payments to the named plaintiffs. The expense for this settlement was recorded in the third quarter of 2008. We expect payment to occur on this settlement during the fourth quarter of 2009. We do not expect the settlement to have any material impact on our operating results going forward.

ITEM 1A.	RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Item 2 of Part I above and in our most recently filed Annual Report on Form 10-K (“Certain Risks and Uncertainties” and “Item 1A. Risk Factors”). There has been no material change in those risk factors.

ITEM 6.	EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company, as amended (incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 10-K for the year ended December 31, 2008)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from Fastenal Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on October 23, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

/S/ WILLARD D. OBERTON
(Willard D. Oberton, Chief Executive Officer)
(Duly Authorized Officer)

Date October 23, 2009	/S/ DANIEL L. FLORNESS
(Daniel L. Florness, Chief Financial Officer)
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	(Incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company, as amended	(Incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 10-K for the year ended December 31, 2008)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed

101.	INS XBRL Instance Document	Electronically Filed

101.	SCH XBRL Taxonomy Extension Schema Document	Electronically Filed

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document	Electronically Filed

101.	LAB XBRL Taxonomy Extension Label Linkbase Document	Electronically Filed

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document	Electronically Filed