Form 10-K
period 2009-12-31
FASTENAL CO
filed 2010-02-09
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009,

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 0-16125

FASTENAL COMPANY

(Exact name of registrant as specified in its charter)

Minnesota	41-0948415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Theurer Boulevard Winona, Minnesota	55987-0978
(Address of principal executive offices)	(Zip Code)

(507) 454-5374

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,385,653,845, based on the closing sale price of the Common Stock on that date. For purposes of determining this number, all executive officers and directors of the registrant as of June 30, 2009 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 5, 2010, the registrant had 147,430,712 shares of Common Stock issued and outstanding.

FASTENAL COMPANY

ANNUAL REPORT ON FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the annual meeting of shareholders to be held Tuesday, April 20, 2010 (Proxy Statement) are incorporated by reference in Part III.

FORWARD LOOKING STATEMENTS

This Form 10-K and other portions of our 2009 Annual Report to Shareholders of which this Form 10-K forms a part contain statements that are not historical in nature and that are intended or may be interpreted to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the Reform Act), including statements regarding (1) the goals of our long-term growth strategy, ‘pathway to profit’, at the time the strategy was implemented, including planned decreases in the rate of new store openings from our then historic rate, planned additions to our outside sales personnel, the expected funding of such additions out of cost savings resulting from the slowing of the rate of new store openings, the growth in average store sales expected to result from this strategy, our ability to capture leverage and working capital efficiency expected to result from this strategy, and our ability to achieve our pre-tax profit and operating margin goals and increase overall productivity as a result of this strategy, (2) the effect of the current economic setback on our ‘pathway to profit’ strategy, including the expected time frame for returning our rate of new store openings to the range initially established by the strategy and the anticipated delay in achieving the financial goals of the strategy, (3) our ability to return to sales growth in the near future, (4) our ability to improve gross margins in 2010, (5) our working capital goals and expected returns on total assets when working capital is appropriately managed, (6) the future payment of dividends, (7) 2010 capital expenditures, (8) the expansion of foreign operations and the growth expected to result from that expansion, (9) new distribution center openings, (10) markets for North American stores, (11) expansion of owned store locations, (12) addition of new products, (13) the percentage of net sales expected to be contributed by manufacturing and support services, (14) protection from economic downturns believed to be provided by the number of our customers and varied markets they represent, (15) our ability to mitigate the effects of rising fuel prices, (16) the funding of our expansion plans, (17) the typical time required before new stores become profitable and achieve operating results comparable to existing stores, (18) the rate of growth, and variability, of sales at older store locations, (19) the expected amount of future compensation expense resulting from existing stock options, (20) growth in our market share and our ability to capitalize upon that growth in the future, and (21) the expected impact of the Holo-Krome acquisition on sales in 2010. In addition, certain statements in our future filings with the Securities and Exchange Commission, in our press releases and in oral statements made by or with approval of our executive officers constitute or will constitute “forward-looking statements” under the Reform Act. Certain risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements are described below. We assume no obligation to update either such forward-looking statements or the discussion of such risks and uncertainties.

CERTAIN RISK AND UNCERTAINTIES

The following factors are among those that could cause our actual results to differ materially from those predicted in the forward-looking statements described above: (1) a prolonged downturn, or further deterioration, in the economy or in the manufacturing or commercial construction industries, changes in the expected rate of new store openings, difficulties in successfully attracting and retaining additional qualified outside sales personnel, and difficulties in changing our sales process could adversely impact our ability to achieve the goals of our ‘pathway to profit’ initiative or the expected time frame for achieving those goals, (2) a prolonged downturn, or further deterioration, in the economy or in the manufacturing or commercial construction industries could prolong our sales contraction, (3) a prolonged downturn, or further deterioration, in the economy or in the manufacturing or commercial construction industries, a change in our purchasing patterns, a significant change in commodity prices, or increased competitive pressure on our selling prices could adversely affect our ability to improve gross margins in 2010, (4) a prolonged downturn, or further deterioration, in the economy or in the manufacturing or commercial construction industries, a change, from that projected, in the number of North American markets able to support stores, or an inability to recruit and retain qualified employees could cause the rate of new store openings to change from that expected, (5) a prolonged downturn, or further deterioration, in the economy or in the manufacturing or commercial construction industries, a change in accounts receivable collections, a change in raw material costs, a change in buying patterns, or a change in vendor production lead times could cause us to fail to attain our goals regarding working capital and rates of return on assets, (6) changes in our financial condition or results of operations could cause us to modify our dividend practices, (7) changes in the rate of new store openings could cause us to modify our planned 2010 capital expenditures, (8) difficulty in adapting our business model to different foreign business environments could alter our plans regarding expansion of foreign operations and negatively impact the growth expected to result from that expansion, (9) a change in our store format or the presence of a competitor’s store could alter our projections regarding the number of markets for North American stores, (10) availability of cost-effective real estate, changes in our cash position, a change in distribution technology, or a change in our distribution model could delay the opening of new distribution centers as our number of stores increases, (11) changes in the commercial real estate market, a change in our cash position, or a change in our business model could cause us to change our plans regarding expansion of owned store locations, (12) changes in our cash position, a change in our business model or a change in the manufacturing or commercial construction industries could cause us to alter the introduction of new products, (13) an economic downturn across multiple industries and geographic regions could negate the protections thought to be provided to us by the number of our customers and the varied markets they represent, (14) our ability to pass freight costs on to our customers could be adversely impacted by, in the short term, changes in fuel prices and by competitive selling pressures, (15) a change in our ability to generate free cash flow resulting from a slowdown in our sales or our inability to manage expenses could negatively impact the funding of our expansion plans, (16) an upturn or downturn in the economy could alter, from historic norms, the time it typically takes a new store to achieve profitability or operating results comparable to existing stores and the rate of growth, and variability, of sales at older store locations, (17) a change in accounting for stock-based compensation or the assumptions used could change the amount of stock-based compensation recognized, (18) changes in our competitors’ business models could negatively impact the growth of our market share and our ability to capitalize on that growth in the future, and (19) a strengthening of the economy or an improvement in the manufacturing and commercial construction industries could change the impact of the Holo-Krome acquisition on our 2010 sales. A discussion of other risks and uncertainties which could cause our operating results to vary from anticipated results or which could materially adversely affect our business, financial condition, or operating results is included later in this Form 10-K under the heading entitled “Item 1A. Risk Factors”.

PRESENTATION OF DOLLAR AMOUNTS

All dollar amounts in this Form 10-K are presented in thousands, except for share and per share information or unless otherwise noted.

PART I

ITEM 1.	BUSINESS

Fastenal Company (together with our wholly owned subsidiaries, hereinafter referred to as Fastenal or the Company or by terms such as we, our, or us) began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. As of December 31, 2009, we had 2,369 store locations located in the United States (50 states), Puerto Rico, Canada (10 provinces), Mexico (25 states), Singapore, China, The Netherlands, Hungary, and Malaysia, and employed 8,491 people at these store locations. In addition, there were 3,554 people employed in various support positions. These support roles consisted of distribution and manufacturing (2,187 people) and administrative and sales support (1,367 people).

We sell industrial and construction supplies in a wholesale and retail fashion. As of December 31, 2009 these industrial and construction supplies were grouped into ten product lines described further below.

We operated 14 distribution centers in North America as of December 31, 2009 from which we distribute products to our store and in-plant locations.

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

We opened our first store in Winona, Minnesota, a city with a population of approximately 25,000. The following table shows our consolidated net sales for each fiscal year during the last ten years and the number of our store locations at the end of each of the last ten years:

	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000

Net sales (in millions)	$1,930.3	2,340.4	2,061.8	1,809.3	1,523.3	1,238.5	994.9	905.4	818.3	755.6

Number of stores at year end	2,369	2,311	2,160	2,000	1,755	1,533	1,314	1,169	1,025	897

As of December 31, we operated store locations in:

Geographic location	2009	2008

United States	2,153	2,097
Puerto Rico	9	8
Canada	169	169
Mexico	32	33
Singapore	1	1
The Netherlands	1	2
China	2	1
Hungary	1	—
Malaysia	1	—

	2,369	2,311

We have closed 29 stores in our history, and of these locations, we subsequently reopened in six of these markets when the expansion of our product line or the expansion of our distribution network improved profitability of stores in these markets. Of the remaining 23 closed stores, 21 of these stores have a store located within ten miles of the originally closed store location.

We select new locations for our stores based on their proximity to our distribution network, population statistics, and employment data for manufacturing and construction. Historically, we have disclosed that we intend to continue opening new store locations and expect the rate of new store openings to be approximately 7% to 10% per year (calculated on the ending number of stores in the previous year). Given the recent economic slowdown, we decreased this range to 2% to 5% in 2009, but we expect to return to the 7% to 10% rate of annual openings in the latter half of 2010.

We stock all new stores with inventory drawn from all of our product lines. Subsequent to opening, store personnel may supplement the inventory offering to customize the selection to the needs of our local customer base.

We currently have several versions of store locations. The majority of our stores operate as a ‘Fastenal store’ and stock our ‘expected inventory’ format. During the 2002 to 2005 period, this format was referred to as the CSP (or Customer Service Project) format. The ‘CSP project’ was a significant store re-merchandising project during these years.

We believe, based on the demographics of the marketplace in North America, that there is sufficient potential in this geographic area to support at least 3,500 total stores. Many of the new store locations may be in cities in which we currently operate. Fastenal has not operated outside of North America long enough to assess the market potential of those markets.

In addition to the Fastenal store type discussed above, we also operate strategic account stores, strategic account sites, and “in-plant” sites. A strategic account store is a unique location that sells to multiple large customers and we include these in our store count. A strategic account site is essentially the same, but it typically operates out of an existing store location, rather than a unique location; therefore, it is not included in our store count. An “in-plant” site is a selling unit located in or near a customer’s facility that sells product solely to that customer. “In-plant” sites are not included in the store count numbers as they represent a customer subset of a store.

We opened the following stores in the last five years:

	2009	2008	2007	2006	2005
United States	62	138	141	210	198
Puerto Rico	1	—	—	—	—
Canada	2	21	11	25	17
Mexico	1	2	9	10	5
Singapore	—	—	—	—	—
The Netherlands	—	—	—	—	1
China	1	—	—	—	1
Hungary	1	—	—	—	—
Malaysia	1	—	—	—	—

Total openings	69	161	161	245	222

We plan to open additional stores outside of the United States in the future. The stores located outside the United States contributed approximately 8% of our consolidated net sales in 2009, with approximately 72% of this amount attributable to our Canadian operations.

No assurance can be given that any of the expansion plans described above will be achieved, or that new store locations, once opened, will be profitable.

It has been our experience that near-term profitability has been adversely affected by the opening of new store locations. This adverse effect is due to the start-up costs and the time necessary to generate a customer base. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. As a result of this process, sales volume builds slowly and it typically requires ten to twelve months for a new store to achieve its first profitable month, although this time frame has been longer in the current economic downturn. Of the 33 stores opened in the first quarter of 2009, 11 were profitable in the fourth quarter of 2009.

The data in the following table shows the change in the average sales of our stores from 2008 to 2009 based on the age of each store. The stores opened in 2009 contributed approximately $15,172 (or approximately 0.8%) of our consolidated net sales in 2009, with the remainder coming from stores opened prior to 2009.

Age of stores on December 31, 2009	Year opened	Number of stores in group on December 31, 2009	Closed stores[1]	Average sales 2008		Average sales 2009		Percent Change

0–1 year old	2009	69	—	$—		$220	[2]	—%
1–2 years old	2008	161	—	601	[2]	465		—
2–3 years old	2007	161	—	543		512		(5.7)
3–4 years old	2006	243	2/0	601		503		(16.4)
4–5 years old	2005	220	2/0	684		557		(18.5)
5–6 years old	2004	217	1/1	815		656		(19.4)
6–7 years old	2003	148	3/0	818		650		(20.5)
7–8 years old	2002	139	1/2	886		732		(17.3)
8–9 years old	2001	125	1/1	1,186		901		(24.1)
9–10 years old	2000	87	0/1	1,077		863		(19.9)
10–11 years old	1999	44	—	1,301		1,028		(21.0)
11–12 years old	1998	118	0/2	1,233		969		(21.4)
12–16 years old	1994-1997	384	0/2	1,279		977		(23.7)
16+ years old	1967-1993	253	—	2,205		1,766		(19.9)

[1]

We closed ten stores and nine stores and converted one store and two stores in 2009 and 2008, respectively. The respective average sales above were calculated assuming the store closed mid year. The number of closed locations is noted in the table above as 2009 number/2008 number.

[2]	The average sales include sales of stores open for less than the full fiscal year.

As of December 31, 2009, we operated distribution centers in or near Winona, Minnesota; Indianapolis, Indiana; Dallas, Texas; Atlanta, Georgia; Scranton, Pennsylvania; Modesto, California; Seattle, Washington; Akron, Ohio; Salt Lake City, Utah; Greensboro, North Carolina; Kansas City, Kansas; Toronto, Ontario (Canada); Edmonton, Alberta (Canada); and Monterrey, Nuevo Leon (Mexico). These 14 distribution centers give us over 2.6 million square feet of distribution capacity. These distribution centers are located so as to permit twice-a-week to five times-a-week deliveries to our stores using our trucks and overnight delivery by surface common carrier. As the number of stores increases, we intend to add new distribution centers.

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

Trademarks and Service Marks

We conduct business under various trademarks and service marks, including: Fastenal®, FAS-N-IT®, FNL®, Blackstone®, Rock River®, Blue Global®, Fastenal Racing®, FNL G9®, Equiprite™, Clean Choice®, Bodyguard™, Profitter®, Dynaflo™, FMT™, Tritan™, Caliber™, PowerPhase™, and, as of December 19, 2009, Holo-Krome®. We utilize a variety of designs and tag lines in connection with each of these marks, including First In Fasteners™. Although we do not believe our operations are substantially dependent upon any of our trademarks or service marks, we consider the ‘Fastenal’ name and our other trademarks and service marks to be valuable to our business.

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

Threaded fasteners accounted for approximately 90% of the fastener product line sales in 2009, 2008, and 2007 and approximately 45%, 46%, and 46% of our consolidated net sales in 2009, 2008, and 2007, respectively. Concrete anchors make up the largest portion of the miscellaneous supply items included in the fastener product line. Most concrete anchors use threaded fasteners as part of the completed anchor assembly.

Since 1993, we have added additional product lines. These product lines are sold through the same distribution channel as the original fastener product line. Our product lines include the following:

Product line:	Year introduced	Approximate number of stock items	Private label product name
Fasteners	1967	410,000	Fastenal®, FNL G9®, Rock River®
Tools	1993	136,000	Fastenal®, Blackstone®, Rock River®
Cutting tools	1996	251,000	Blackstone®, FMT™, Tritan™
Hydraulics & pneumatics	1996	64,000	Fastenal®, Profitter®, Dynaflo™
Material handling	1996	18,000	EquipRite™, Caliber™
Janitorial supplies	1996	16,000	Clean Choice®
Electrical supplies	1997	25,000	PowerPhase™
Welding supplies[1]	1997	34,000	Blackstone™
Safety supplies	1999	30,000	Fastenal®, Bodyguard™
Metals	2001	12,000	Fastenal®

[1]	We do not sell welding gases.

We plan to continue to add other products in the future.

Inventory Control

Our inventory stocking levels are determined using our computer systems, our sales personnel at the store, district, and region levels, and our product managers. The data used for this determination is derived from sales activity from all of our stores, from individual stores, and from different geographic areas. It is also derived from vendor information and from customer demographic information. The computer system monitors the inventory level for all stock items and triggers replenishment, or prompts a buyer to purchase, as necessary, based on an established minimum-maximum level. All stores stock a base inventory and may expand beyond preset inventory levels as deemed appropriate by their district managers. Inventories in distribution centers are established from computerized data for the stores served by the respective centers. Inventory quantities are continuously re-balanced utilizing an automated transfer mechanism we call ‘inventory re-distribution’.

Manufacturing and Support Services Operations

In 2009, approximately 94.5% of our consolidated net sales were attributable to products manufactured by other companies to industry standards. The remaining 5.5% related to products manufactured, modified or repaired by our manufacturing division or our support services. The manufactured products consist primarily of non-standard sizes of threaded fasteners made to customers’ specifications. The services provided by the support services group include, but are not limited to, items such as tool repair, band saw blade welding, third-party logistics, and light manufacturing. We engage in these activities primarily as a service to our customers and expect these activities in the future to continue to contribute in the range of 4% to 10% of our consolidated net sales.

Sources of Supply

We use a large number of suppliers for the approximately 996,000 standard stock items we distribute. Most items distributed by our network can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. No single supplier accounted for more than 5% of our purchases in 2009.

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

Customers and Marketing

We believe our success can be attributed to our ability to offer customers a full line of quality products at convenient locations, and to the superior service orientation and expertise of our employees. Most of our customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufacturers and maintenance and repair operations. Other users of our products include farmers, truckers, railroads, mining companies, federal, state and local governmental entities, schools, and certain retail trades. During the fourth quarter of 2009, our total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 356,000.

During each of the three years ended December 31, 2009, no one customer accounted for a significant portion of our sales. We believe that our large number of customers together with the varied markets that they represent, provide some protection to us from economic downturns.

Store personnel generate a significant portion of our sales through direct calls on customers. Because of the nature of our business, we make limited use of the more expensive forms of mass media advertising such as television, radio, and newspapers. The forms of advertising we use include signs, catalogs, and direct mailings.

Competition

Our business is highly competitive. Competitors include both large distributors located primarily in large cities and smaller distributors located in many of the same cities in which we have stores. We believe that the principal competitive factors affecting the markets for our products are customer service, price, and convenience.

Some competitors use vans to sell their products in markets away from their main warehouses, while others rely on mail order, websites, or telemarketing sales. We, however, believe that the convenience provided to customers by operating stores in small, medium, and large markets, each offering a wide variety of products, is a competitive selling advantage and that the large number of stores in a given area, taken together with our ability to provide frequent deliveries to such stores from centrally located distribution centers, makes possible the prompt and efficient distribution of products. Having trained personnel at each store also enhances our ability to compete (see “Employees” below).

Employees

As of December 31, 2009, we employed a total of 12,045 full and part-time employees, 8,491 of whom were employed at a store location, 2,187 of whom were employed in one of our distribution centers, manufacturing operations, or service operations, and the remaining 1,367 of whom were employed at one of our administrative support facilities or home office.

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

The Fastenal School of Business (our internal corporate university program) develops and delivers a comprehensive array of industry and company specific education and training programs that are offered to all Fastenal employees. Our school of business provides core curricula focused on key competencies determined to be critical to the success of our employees’ performance. In addition, we provide specialized educational tracks within various institutes of learning. These institutes of learning are advanced levels that provide specific concentrations of education and development and have been designed to focus on the critical aspects of our business. These institutes provide a focused educational experience to enhance employee performance in relevant business areas such as leadership, effective store best practices, sales and marketing, product education, and distribution.

Our sales personnel are compensated with a modest base salary and an incentive bonus arrangement that places emphasis on achieving increased sales on a store and regional basis, while still attaining targeted levels of, among other things, gross profit and collections. As a result, a significant portion of our total employment cost varies with sales volume. We also pay incentive bonuses to our leadership personnel based on one or more of the following factors: sales growth, profit growth (before and after taxes), profitability, and return on assets, and to our other personnel for achieving pre-determined departmental, project, and cost containment goals.

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

In general, our sales represent spending on discretionary items or consumption needs by our customers. This spending is affected by many factors, including, among others:

•	general business conditions,

•	business conditions in our principal markets,

•	interest rates,

•	inflation,

•	liquidity in credit markets,

•	taxation,

•	fuel prices and electrical power rates,

•	unemployment trends,

•	terrorist attacks and acts of war, and

•	other matters that influence customer confidence and spending.

A downturn in either the national or local economy where our stores operate or changes in any of the other factors described above could negatively impact sales at our stores and their level of profitability.

This risk has come to bear during the last four months of 2008 and all of 2009. As the economic condition in North America has weakened significantly, our customers, which operate principally in various manufacturing, non-residential construction, and services sectors, have experienced a pronounced slowdown that has adversely impacted our sales and operating results. A lag in these sectors, even as the general economy improves, would continue to adversely impact our business.

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

Our growth, in part, is primarily dependent on our ability to attract new customers. Historically, the most effective way to attract new customers has been opening new stores. Our current business strategy focuses on opening stores at a rate of approximately 7% to 10% each year, although the economic slowdown in the latter 4 months of 2008 and all of 2009 caused us to adjust this rate to 2% to 5% for 2009. We anticipate returning to our historical rate of 7% to 10% in the second half of 2010. Failure to open stores at this rate could negatively impact our long-term growth.

Our current business strategy ‘pathway-to-profit’, which involves reducing our rate of new store openings and using the money saved to add outside sales personnel to existing stores, has not yet proven successful on a long-term basis.

In April 2007, we introduced our ‘pathway to profit’ strategy. This strategy involves slowing our annual new store openings from our historical rate of 13% to 18% to approximately 7% to 10%. The funds saved by opening fewer stores would be invested in additional outside sales personnel, with the goal of increasing our average annual per store sales, capturing earnings leverage, and increasing our pre-tax operating margin. At the time we introduced this strategy, we believed that, over the five year period from 2007 to 2012, we could grow our average store sales to $125 thousand per month and grow our pre-tax operating margin from 18% to 23%. The economic weakness that dramatically worsened in the fall of 2008 and continued into 2009 caused us to alter this strategy during 2009 by temporarily slowing our annual new store openings to a range of approximately 2% to 5% and temporarily stopping headcount additions except at newly opened stores and stores that are growing. Because of this economic setback, we believe that the time required to achieve our goals for ‘pathway to profit’ will be delayed 24 to 30 months. However, we cannot assure even these delayed results. A more prolonged downturn in the economy than expected, the prospect of future economic deterioration, difficulty in successfully attracting and retaining qualified outside sales personnel, and failure to successfully change our selling process could further adversely impact our ability to grow average store sales, capture earnings leverage, and achieve desired pre-tax earnings results.

Changes in customer or product mix, downward pressure on sales prices, and changes in volume of orders could cause our gross margin percentage to fluctuate or decline in the future.

Changes in our customer or product mix, downward pressure on sales prices, and changes in the volume of our orders could cause our gross margin percentage to fluctuate or decline. From time to time we have experienced changes in product mix. For example, marketing activities to existing customers and needs communicated to us from existing and prospective customers have caused us to change our product mix in the past. When we change our product mix, there can be no assurance that we will be able to maintain our historical gross margins. In addition, gross margins can deteriorate if we experience downward pressure on sales prices as a result of deflation, pressures on customers to reduce costs or increased competition, as was the case in 2009. Furthermore, reductions in our volume of purchases, as also happened in 2009, can adversely impact gross margins by reducing vendor volume allowances.

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

Costs of raw materials used in our products (e.g., steel) and energy costs have fluctuated during the last several years. Increases in these costs result in increased production costs for our vendors. These vendors typically look to pass their increased costs along to us through price increases. The fuel costs of our distribution and store operations have fluctuated as well. While we typically try to pass increased vendor prices and fuel costs through to our customers or to modify our activities to mitigate the impact, we may not be successful. Failure to fully pass any such increased prices and costs through to our customers or to modify our activities to mitigate the impact would have an adverse effect on our operating margins.

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

We obtain certain of our products, and our suppliers obtain certain of their products, from China, Taiwan, South Korea, Mexico, and other foreign countries. Our vendors could discontinue selling products manufactured in foreign countries at any time for reasons that may or may not be in our control or the vendor’s control, including foreign government regulations, political unrest, war, disruption or delays in shipments, changes in local economic conditions and trade issues. Our operating results and inventory levels could suffer if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

We own seven facilities in Winona, Minnesota. These facilities are as follows:

Purpose	Approximate Square Feet

Distribution center and home office	213,000
Manufacturing facility	100,000
Computer support center	13,000
Winona store	15,000
Winona product support and support services facility	55,000
Rack and shelving storage	42,000
Multi-building complex which houses certain operations of the distribution group and home office support group	30,000

We also own the following facilities, excluding store locations, outside of Winona, Minnesota:

Purpose	Location	Approximate Square Feet

Distribution center	Indianapolis, Indiana	414,000	[1]
Storage facility and office building	Indianapolis, Indiana	419,000
Distribution center	Atlanta, Georgia	198,000
Distribution center	Dallas, Texas	176,000	[2]
Distribution center	Scranton, Pennsylvania	160,000
Distribution center	Akron, Ohio	102,000
Distribution center	Kansas City, Kansas	300,000
Distribution center	Toronto, Ontario, Canada	62,000
Distribution center	Greensboro, North Carolina	250,000
Distribution center	Modesto, California	320,000
Manufacturing facility	Rockford, Illinois	100,000

[1]	In addition, this facility has an auxillary building which contains an automated storage and retrieval system with capacity of 52,000 pallet locations.
[2]	In addition, this facility has an auxillary building which contains an automated storage and retrieval system with capacity of 14,000 pallet locations.

In addition, we own 172 buildings that house our store locations in various cities throughout North America and are in the process of building or renovating another 2 owned store locations for future use.

All other buildings we occupy are leased. Leased stores range from approximately 3,500 to 10,000 square feet, with lease terms of up to 60 months (most lease terms are for 36 to 48 months). We also lease the following:

Purpose	Location	Approximate Square Feet	Lease Expiration Date	Remaining Lease Renewal Options

Distribution center	Seattle, Washington	55,000	April 2011	None
Distribution center	Salt Lake City, Utah	22,000	July 2012	None
Distribution center	Monterrey, Nuevo Leon, Mexico	14,000	September 2010	None
Distribution center	Edmonton, Alberta, Canada	18,000	July 2013	None
Manufacturing facility	West Hartford, Connecticut	200,000	December 2011	None

If economic conditions are suitable, we will, in the future, consider purchasing store locations to house our older stores. It is anticipated the majority of new store locations will continue to be leased. It is our policy to negotiate relatively short lease terms to facilitate relocation of particular store operations, when desirable. Our experience has been that space suitable for our needs and available for leasing is more than sufficient.

ITEM 3.	LEGAL PROCEEDINGS

A discussion of our policies with respect to legal proceedings is discussed in the management’s discussion and analysis and our legal proceedings and other loss contingencies as described in Note 10 of the consolidated financial statements. The description of our legal proceedings in Note 10 of the consolidated financial statements to this filing is incorporated herein by reference.

On October 18, 2007, a complaint was filed in the United States District Court for the Northern District of California against Fastenal on behalf of two former employees claiming to represent all employees employed in the store position of Assistant General Manager in the United States within three years prior to the filing date (four years for California employees). The suit alleged Fastenal misclassified its Assistant General Managers as exempt for purposes of the overtime provisions of the Fair Labor Standards Act and California, Oregon, and Pennsylvania state statutes. This suit also alleged that Assistant General Managers in California did not receive sufficient meal breaks and paid rest periods under the California Labor Code. An opt-in class was certified for this action.

On August 29, 2008, we issued a press release announcing a preliminary agreement to settle the class action lawsuit noted above. While we deny the allegations underlying the lawsuit, we agreed to enter into the settlement agreement in order to avoid significant legal fees, the uncertainty of a jury trial, distractions to our operations, and other expenses and management time that would have to be devoted to protracted litigation. The settlement, which received court approval in 2009, fully resolves all claims brought by the plaintiffs in this lawsuit. Pursuant to the settlement, we made a cash payment of $10 million in the fourth quarter of 2009 to cover claims by eligible class members, plaintiff attorneys’ fees and costs, and payments to the named plaintiffs and their attorneys. The expense for this settlement was recorded in the third quarter of 2008. We do not expect the settlement to have any material impact on our operating results going forward.

In early February 2010, we received a letter from a fastener supplier dated January 26, 2010. This letter threatened to sue us for our alleged violation of an exclusive distribution arrangement this supplier believes exists between our organizations. In addition, this supplier provided a press release and a video regarding the claim that they threatened to make public unless we agreed to mediation of the claim. We have performed a preliminary internal review during the last several days to understand (1) who this supplier is and (2) the nature of our relationship with this supplier. While we have had only a limited time to investigate this matter, we have determined that this supplier manufacturers a niche type of fastener and that the total volume of purchases by us, from all suppliers, over the purported term of this alleged exclusivity arrangement of this niche type of fastener does not exceed $1 million. Based on our preliminary inquiry, we believe it is remote that this claim would have a material adverse impact on our financial position, cash flow, or results of operations. While we are not required to disclose this matter under the rules of the SEC, we believe that disclosure is prudent due to the alleged amount of the claim and the threat to make these allegations public.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Fastenal Company are:

Name	Employee of Fastenal since	Age	Position
Willard D. Oberton	1980	51	Chief Executive Officer, President, and Director

Daniel L. Florness	1996	46	Executive Vice President and Chief Financial Officer

Nicholas J. Lundquist	1979	52	Executive Vice President-Sales

Leland J. Hein	1985	49	Executive Vice President-Sales

Steven A. Rucinski	1980	52	Executive Vice President-Sales

Reyne K. Wisecup	1988	47	Executive Vice President-Human Resources and Director

James C. Jansen	1992	39	Executive Vice President-Operations

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

Mr. Rucinski has been one of our executive vice presidents - sales since November 2007. Mr. Rucinski’s responsibilities include complete sales and operational oversight over our international business. Prior to November 2007, Mr. Rucinski served in various sales leadership roles, most recently serving as leader of national accounts.

Ms. Wisecup has been our executive vice president - human resources since November 2007. Prior to November 2007, Ms. Wisecup served in various support roles, most recently serving as director of employee development. Ms. Wisecup has served as one of our directors since 2000.

Mr. Jansen has been our executive vice president - operations since January 2010. Mr. Jansen’s responsibilities include distribution development as well as manufacturing. From November 2007 to January 2010, Mr. Jansen was our executive vice president - internal operations. From June 2005 to November 2007, Mr. Jansen served as leader of systems development (this role encompassed both information systems and distribution systems development). From April 1999 to June 2005, Mr. Jansen was the leader of our Dallas, Texas based region.

The executive officers are elected by our board of directors for a term of one year and serve until their successors are elected and qualified. None of our executive officers are related to any other such executive officer or to any of our other directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data

Our shares are traded on The NASDAQ Stock Market under the symbol “FAST”. As of February 1, 2010, there were approximately 1,500 recordholders of our common stock, which includes nominees or broker dealers holding stock on behalf of an estimated 104,000 beneficial owners.

The following table sets forth, by quarter, the high and low closing sale price of our shares on The NASDAQ Stock Market for 2009 and 2008.

2009:	High	Low	2008:	High	Low
First quarter	$37.53	26.16	First quarter	$46.94	33.13
Second quarter	$38.74	32.15	Second quarter	$51.76	43.16
Third quarter	$40.13	30.56	Third quarter	$55.45	42.23
Fourth quarter	$42.19	34.50	Fourth quarter	$45.25	31.87

In 2009, we paid semi-annual dividends of $.35 and $.37 per share. In 2008, we paid semi-annual dividends of $.25 and $.27 per share. In December 2008, we paid a special one-time dividend of $.27 per share. On January 18, 2010, we announced a semi-annual dividend of $.40 per share to be paid on February 26, 2010 to shareholders of record at the close of business on February 15, 2010. We expect that we will continue to pay comparable semi-annual cash dividends in the foreseeable future, provided that any future determination as to payment of dividends will depend upon our financial condition and results of our operations and such other factors as are deemed relevant by our board of directors.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2009	600,000	$37.32	600,000	1,400,000
November 1-30, 2009	500,000	$37.42	1,100,000	900,000
December 1-31, 2009	—	—	1,100,000	900,000
Total	1,100,000	$37.37	1,100,000	900,000

The Fastenal Company Common Stock Comparative Performance Graph

Set forth below is a graph comparing, for the five years ended December 31, 2009, the yearly cumulative total shareholder return on our common stock with the yearly cumulative total shareholder return of the S&P Composite Index and an index (the Peer Group Index) of a group of peer companies selected by us (the Peer Group). The companies in the Peer Group are Lawson Products, Inc., MSC Industrial Direct Co., Inc. Airgas, Inc., and W.W. Grainger, Inc. Fastenal is not included in the Peer Group.

In calculating the yearly cumulative total shareholder return of the Peer Group Index, the shareholder returns of the companies included in the Peer Group are weighted according to the stock market capitalization of such companies at the beginning of each period for which a return is indicated.

The comparison of total shareholder returns in the performance graph assumes that $100 was invested on December 31, 2004 in Fastenal Company, the S&P Composite Index and the Peer Group Index, and that dividends were reinvested when and as paid.

Comparison of Five Year Cumulative Total Return Among Fastenal Company,

Peer Group Index, and S&P Composite Index

	2004	2005	2006	2007	2008	2009
Fastenal Company	100.00	128.46	118.97	135.50	119.07	145.40
Peer Group Index	100.00	104.91	121.48	128.16	80.74	102.11
S&P Composite Index	100.00	112.91	118.37	144.17	124.37	155.90

ITEM 6.	SELECTED FINANCIAL DATA

Incorporated herein by reference is Ten-Year Selected Financial Data on page 5 of Fastenal’s 2009 Annual Report to Shareholders of which this Form 10-K forms a part, a portion of which is filed as Exhibit 13 to this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. Certain tabular information will not foot due to rounding.

Business Overview – Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We operate stores primarily located in North America. On December 31, 2009, we operated 2,369 company-owned or leased store locations.

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

Similar to our first three quarterly reports in 2009, this annual report’s discussion contains some additional points not typically covered in our reports in previous years. We believe these are important aspects that require added emphasis.

As we saw in the previous fifteen months, the weakened economy continues to have a substantial impact on our business. These impacts continue to negatively affect our sales, particularly related to our industrial production business (business where we supply products that become part of the finished goods produced by others) and, as the year progressed, our non-residential construction business. To place this in perspective – sales to our manufacturing customers (historically approximately 50% of sales) contracted approximately 10.1% in the fourth quarter and 18.8% for the year versus the same periods in 2008. This contraction is less severe in the maintenance portion of our manufacturing sales (business where we supply products that maintain the facility or the equipment of our customers engaged in manufacturing), but more severe in the production business. Our non-residential construction business (historically 20% to 25% of sales) contracted approximately 24.7% in the fourth quarter and 19.4% for the year versus the same periods in 2008. The remaining business (sales to other resellers, government business, transportation/warehousing, other industries, and in-store retail sales) produced better results as a group, but unfortunately, doesn’t have enough impact to offset the manufacturing and construction impact. The annual 2009 sales growth/contraction compared to 2008 sales for the remaining business was as follows: Sales to other resellers – 26% contraction, government business – 16% growth, transportation/warehousing – 3% contraction, all other industries combined – 0% growth, and in-store retail sales – 14% contraction.

On a sequential basis, our daily average sales to our manufacturing customers improved each month since May 2009 (with the exception of July and December 2009 due to the holiday impact) versus the previous month. This trend was the first sequential improvement since September 2008. However, this improvement was partially offset by continued weakening in our non-residential construction business.

Sometimes our comments are an effort to share our perspective regarding the trends with you, our shareholder. The discussion above is an attempt to provide insight into activities with types of customers and the discussion under the headings ‘Financial Overview’ and ‘Monthly Daily Sales Change’ later gives a somewhat mechanical view of our business. Another way to think about our business is to compare our growth during a year to the act of climbing a stairway. This stairway has several predictable landings (i.e. April, July, and October to December), but generally speaking, climbs from January to October. The October landing then establishes the benchmark for the start of the next year.

History has identified these landings in our business cycle. They generally relate to months with impaired business days (i.e. certain holidays). The first landing centers on Easter, which alternates between March and April (it was in April in 2009), the second landing centers on July 4th, and the third landing centers on the approach of winter with its seasonal impact on primarily our construction business and on the Christmas / New Year holidays. The holidays we noted impact the trends because they either move from month-to-month or because they move around during the week.

The table below shows the pattern to the sequential change in our daily sales (see definition of daily sales later in this report). The line labeled ‘Past’ is an historical average of the results for the period 1998 to 2003. We chose this time frame because it had similar characteristics, a weaker industrial economy in North America, and could serve as a benchmark for a possible trend line. The ‘2009’ line is our actual results and the ‘Delta’ line is the difference between the ‘Past’ and ‘2009’.

	Jan.[1]	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
Past	0.9%	3.3%	2.9%	(0.3)%	3.4%	2.8%	(2.3)%	2.6%	2.6%	(0.7)%	(4.7)%	(6.0)%
2009	(18.3)%	(2.6)%	(1.4)%	(4.9)%	2.7%	1.7%	(3.6)%	5.5%	3.3%	(0.7)%	(2.0)%	(9.0)%
Delta	(19.2)%	(5.9)%	(4.3)%	(4.6)%	(0.7)%	(1.1)%	(1.3)%	2.9%	0.7%	0.0%	2.7%	(3.0)%

[1]	The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.

In the October 2008 to January 2009 time frame, our economy dug a big hole, and pulled our sales results from daily average sales growth of 11.9% in October to a contraction of 8.5% in January. The ‘Delta’, or spread between the benchmark and the 2009 actual, in the February 2009 to April 2009 time frame averaged a negative 5.0%. This increased the daily sales contraction to 21.0% in April. The ‘Delta’ from May 2009 to July 2009 was not as significant, averaging a negative 1.1%; while this period was still painful, it began to show what we believe was the bottom of the drop. Finally, in the period from August 2009 to December 2009, the ‘Delta’ improved further, and averaged a positive 0.7%. Historically, we are hesitant to provide much forward looking commentary as we believe we are better able to provide value to our shareholders by managing the business and not by trying to predict the economy; however, our confidence in our ability to see year-over-year sales growth in the near future is buoyed by these trends.

During 2009, we attempted to balance long-term opportunities for growth with the necessary short-term reactions to the current reality. In this regard, we previously slowed our store openings for 2009 to a range of 2% to 5% new stores and we stopped adding any headcount except for store openings and for stores that are growing. Over the last several years, our ‘pathway to profit’ initiative has slowly altered our cost structure in that a greater portion is now variable versus fixed. This continues to help us today as we navigate through the current economic environment. As discussed in our third quarter report, we began to stabilize our store total headcount in that quarter and in October 2009 we began the steps to increase our rate of store openings. Assuming our confidence continues to be supported by an economy that is stable, we plan to continue increasing the rate of store openings, as we did in the fourth quarter of 2009, with the goal of resuming our historical rate of openings of 7% to 10% in the second half of 2010. This plan allows us to focus on the three drivers of our business: (1) average store size, which ultimately drives our level of profitability, (2) store headcount, and (3) store, or unit, growth. The last two drive our ability to grow our sales long-term.

Our balance sheet continues to be very strong and our operations have good cash generating characteristics. During 2009, we tried to manage it well. During 2009, we generated $306,070 (or 166.0% of net earnings) of operating cash flow; the comparable figure was $259,898 (or 92.9% of net earnings) in 2008. Our first quarter typically has stronger cash flow characteristics due to the timing of tax payments; this benefit reverses itself in the second, third, and fourth quarters as income tax payments go out in April, June, September, and December. The remaining amounts of cash flow from operating activities are largely linked to the pure dynamics of a distribution business and its strong correlation to working capital.

As we planned, our capital expenditures for 2009 were down from 2008. This primarily related to the Indianapolis, IN distribution expansion and to our new distribution center location near Dallas, TX. Most of the expenditures for these two locations occurred in 2008 and the first half of 2009. As indicated in our 2008 annual report, we expected our capital expenditures would drop from approximately $95,000 in 2008 to $65,000 in 2009. The actual 2009 figure came in at $52,538 with the difference being driven by lower capital expenditures for computer software and equipment, real estate, and vehicles. In 2010, we expect our capital expenditures will drop to approximately $40,000. Again, this reduction is driven by a significant drop in expenditures for the aforementioned Indianapolis and Dallas facilities. This reduction will be partially offset by some added spending for computer equipment and vehicles in 2010 and some potential real estate purchases for our manufacturing and distribution operations.

The strong free cash flow in 2009 (operating cash flow less net capital expenditures) allowed us to increase our first dividend payment (declared January 2009 and paid in March 2009) by 40% (from $.25 per share in 2008 to $.35 per share in 2009). This strong free cash flow also allowed us to increase our second dividend payment (declared July 2009 and paid in August 2009) by 37% (from $.27 per share in 2008 to $.37 per share in 2009). Given the economic environment, we are satisfied with our cash flow for 2009. As announced on January 18, 2010, our Board of Directors declared a dividend of $.40 per share to be paid in February 2010; this represents a 14.3% increase over our first dividend in 2009.

Financial Overview – During 2009, 2008, and 2007, the weakness of the global industrial environment negatively impacted our business. The impact of the economy is best reflected in the growth performance of our stores opened greater than ten years (2009 group reflects stores opened in 1999 and earlier) and opened greater than five years (2009 group reflects stores opened in 2004 and earlier). These two groups of stores are more cyclical due to the increased market share they enjoy in their local markets. The stores opened greater than two years (2009 group reflects stores opened in 2007 and earlier) represent a consistent same-store view of our business. The net sales change for each of the groups was as follows:

Store Age	2009	2008	2007

Opened greater than 10 years	(21.1)%	6.9%	4.4%
Opened greater than 5 years	(20.6)%	7.8%	6.1%
Opened greater than 2 years	(19.5)%	9.6%	7.3%

Net Sales – Net sales and percentage change in net sales were as follows:

	2009	2008	2007

Net sales	$1,930,330	$2,340,425	$2,061,819
Percentage change	(17.5)%	13.5%	14.0%

The 2009, 2008, and 2007 percentage change in net sales reflect a weakening economy since late 2006 versus a strengthening economy from summer 2003 to late 2006 in the North American market. The decrease in 2009 related to the general economic weakness in the global marketplace. The increase in net sales in 2008 and 2007 came primarily from unit sales growth in existing stores opened more than two years, growth in our newer product lines, and new store openings.

Stores opened in 2009 contributed approximately $15,172 (or 0.8%) to 2009 net sales. Stores opened in 2008 contributed approximately $74,945 (or 3.9%) to 2009 net sales and approximately $31,917 (or 1.4%) to 2008 net sales. The rate of growth in sales of store locations generally levels off after they have been open for five years, and, as stated earlier, the sales of older store locations typically vary more with the economy than do the sales of younger stores.

Monthly Daily Sales Change – Our business had daily sales changes (compared to the comparable month in the preceding year) as follows:

Month	2009	2008	2007
January	(8.5)%	15.6%	12.6%
February	(10.5)%	15.0%	11.8%
March	(17.4)%	16.9%	15.5%
April	(21.0)%	17.1%	12.0%
May	(20.7)%	16.0%	13.2%
June	(22.5)%	15.9%	14.8%
July	(22.9)%	14.8%	13.9%
August	(21.4)%	16.4%	13.4%
September	(20.8)%	14.3%	13.7%
October	(18.7)%	11.9%	14.7%
November	(12.0)%	6.8%	15.2%
December	(8.6)%	0.0%	16.8%

Note: Daily sales are defined as the sales for a period divided by the number of business days in a period.

The growth in 2007 generally represents a weakening environment which began in late 2006. The final three months of 2007 continued in the same variable fashion as the previous nine months but showed consistent improvement from the third quarter daily sales growth rate of 13.7%. Generally speaking, this improvement in late 2007 remained in the first nine months of 2008 and weakened in the October 2008 to December 2008 time frame. The slow-down in the final three months of 2008 and all of 2009 relate to the general economic weakness in the global marketplace. Note – see our discussion by customer type and about sequential trends earlier in this report.

Impact of Fuel Prices – Rising fuel prices negatively impacted 2007 and 2008; however, we did feel some relief in the final months of 2008 and the first nine months of 2009. During the first, second, third, and fourth quarter of 2009, our total vehicle fuel costs averaged approximately $1.7 million, $1.9 million, $2.1 million, and $2.0 million per month, respectively. During the first, second, third, and fourth quarter of 2008, our total vehicle fuel costs averaged approximately $2.9 million, $3.7 million, $3.7 million, and $2.4 million per month, respectively. The changes resulted from variations in fuel costs, the freight initiative discussed below, a reduction in sales volume, and the increase in the number of vehicles necessary to support sales personnel and to support additional store locations. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of goods and the fuel utilized in our store delivery vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50:50 between distribution and store use).

In 2005, we introduced our new freight model as a means to continue to improve our operating performance. The freight model represents a focused effort to haul a higher percentage of our products utilizing the Fastenal trucking network (which operates at a substantial savings to external service providers because of our ability to leverage our existing routes) and to charge freight more consistently in our various operating units. This initiative positively impacted our business over the last several years despite the increases in average per gallon fuel costs during several of those years. The following table indicates changes in average per gallon fuel costs during 2007, 2008, and 2009:

Per gallon average	2007 – Quarter
	1st	2nd	3rd	4th
Diesel fuel	$2.59	2.85	2.94	3.25
Gasoline	$2.31	2.96	2.86	2.92

Per gallon average	2008 – Quarter
	1st	2nd	3rd	4th
Diesel fuel	$3.47	4.30	4.38	3.11
Gasoline	$3.07	3.65	3.85	2.49

Per gallon percentage change	2008 – Quarter
	1st	2nd	3rd	4th
Diesel fuel	34.0%	50.9%	49.0%	(4.3)%
Gasoline	32.9%	23.3%	34.6%	(14.7)%

Per gallon average	2009 – Quarter
	1st	2nd	3rd	4th
Diesel fuel	$2.19	2.29	2.61	2.70
Gasoline	$1.86	2.25	2.55	2.54

Per gallon percentage change	2009 – Quarter
	1st	2nd	3rd	4th
Diesel fuel	(36.9)%	(46.7)%	(40.4)%	(13.2)%
Gasoline	(39.4)%	(38.4)%	(33.8)%	2.0%

Gross Profit Margins – Gross profit as a percent of net sales was as follows:

2009	50.9%
2008	52.8%
2007	50.8%

Gross profit margin percentage decreased from 2008 to 2009. The gross margin change was driven by different factors during 2009 versus 2008. Historically our gross margins have been driven by several factors: (1) a focused effort to challenge our sales force to increase the gross margin on business with a lower than acceptable margin, (2) a focused effort to stay ahead of inflationary increases in product cost which can provide short term inflation margin, (3) improvements in our direct sourcing operations, (4) continued focus on our freight initiative (discussed earlier), and (5) continued focus on our product availability within our network. This product availability focus centers on our ‘master stocking hub’ in Indianapolis, Indiana, and our efficient ability to pull product from store-to-store. However, in 2009, the inflation margin noted in item (2) reversed from an inflation gain to a deflation loss as higher cost product purchased in 2008, which turned through our system slower than anticipated, was sold against deflationary selling prices in 2009 and the competitive marketplace caused the margin on recently purchased product to drop due to added pressure on selling prices. These two issues continued to worsen during the latter half of 2009; with August 2009 being the worst month. The gross margin in 2009 was also impacted by reductions in vendor volume allowances due to the reductions in purchase volumes with our vendors relative to the prior year and due to our decision to purposely forego potential volume rebates in an effort to continue to aggressively manage our inventory levels. We were disappointed by the 2009 decrease in gross margins; however, we believe the reasons noted above are short-term in nature and we remain confident in our ability to improve gross margins in 2010.

Gross profit margins for 2008 increased over 2007. The improvement was driven by the five historical factors noted above.

Operating and Administrative Expenses – Operating and administrative expenses as a percent of net sales were as follows:

2009	35.6%
2008	33.6%
2007	32.6%

Operating and administrative expenses in 2009 decreased 12.6% from 2008. The decrease was primarily driven by (1) payroll and related costs, which contracted due to reduced headcount and due to decreased incentive compensation due to our sales and gross margin decline and (2) transportation costs, which contracted due to decreasing fuel costs. As the economy dramatically weakened in October 2008, we took steps to lower our operating and administrative expense growth in subsequent quarters if our sales growth continued to weaken. We were pleased with our ability to rein in expenses during the fourth quarter of 2008 and all of 2009. Operating expenses in the fourth quarter of 2009 decreased 13.2% from the fourth quarter of 2008.

Operating and administrative expenses in 2008 grew 17.0% over 2007. While this rate of growth was greater than our sales growth of 13.5%, at that time it represented the slowest rate of growth we have achieved in recent history. The growth was primarily driven by (1) payroll and related costs, which expanded due to headcount growth and increased incentive due to our gross margin improvement; (2) transportation costs, which expanded due to rising fuel costs; and (3) our legal settlement described earlier in this Form 10-K. As indicated above, the economy dramatically weakened in October 2008; therefore, we took steps to lower our operating and administrative expense growth. We were pleased with our ability to rein in expenses during the fourth quarter of 2008 given the increase in personnel and store locations compared to the fourth quarter of 2007. Operating expenses in the fourth quarter of 2008 grew 11.0% over the fourth quarter of 2007.

The operating and administrative expenses for 2009 include $3,850 of compensation expense related to stock options. During 2008 and 2007, this expense was $3,247 and $1,915, respectively. The increase from 2008 to 2009 was driven by stock option grants in April 2009 and 2008. The options issued in 2007, 2008, and 2009 vest over a five to eight year period. We estimate the three option grants, when combined, will result in compensation expense of approximately $330 per month for the next four years, dropping slightly in the remaining period. No other stock options were outstanding during these periods.

Payroll & Related Costs – Payroll and related costs represented approximately 63%, 65%, and 67% of operating and administrative expenses in 2009, 2008, and 2007, respectively. Our net payroll cost for 2009 decreased approximately 18.3% from 2008. The disparity between the 10.8% full-time equivalent headcount decline (noted below) from 2008 to 2009 and the 18.3% expense decline is driven by several factors: (1) contractions in sales commissions earned, (2) contractions in bonuses earned, (3) reductions of hours worked per employee and of temporary labor, and (4) a reduction of the profit sharing contribution earned. The decrease was partially offset by the increase in stock option expense noted above and the increase in health care costs noted below. As we have indicated in the past, our regional leaders, district managers, store managers, and other sales personnel are rewarded for, among other things, growth in sales, gross profit dollars, and pre-tax earnings. The negative growth rates of these amounts during the fourth quarter and the year ended December 31, 2009, when compared to the growth rates in the same periods of 2008, drove the contractions noted in (1), (2), and (4) above. Our net payroll costs for the fourth quarter of 2009 decreased approximately 21.1% over the fourth quarter of 2008.

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

In 2009, payroll and related costs decreased at a rate faster than net sales due to a decrease in our gross margin percentage from 2008 to 2009 (see earlier discussion). In 2008, payroll and related costs grew faster than net sales due to increased incentive plan payouts resulting primarily from increased gross profit dollars for the year. In 2007, payroll and related costs increased at a rate which was less than the rate of increase in net sales. Effective management of this expense allows us to leverage the sales growth more effectively.

The following sets forth the average number of employees (numbers are presented on a full-time equivalent basis) for each of 2009, 2008, and 2007:

	2009	2008	2007	% change from 2007 to 2009

Store personnel	7,262	8,142	6,808	6.7%

Distribution and manufacturing personnel	1,840	2,158	1,992	(7.6)%
Administrative and sales support personnel	1,344	1,406	1,363	(1.4)%

Total	10,446	11,706	10,163	2.8%

% Change	(10.8)%	15.2%	12.3%

The rate of decrease in store personnel in 2009 was slower than the rate of change in sales due to (1) a 3.0% increase in the number of store locations, and (2) our attempt to balance selling activities versus cost controls. The rate of increase in store personnel in 2008 was faster than the sales growth rate due to the additional personnel added as part of our ‘pathway to profit’ initiative discussed below. The decrease in ‘distribution and manufacturing’ and ‘administrative and sales support’ personnel from the beginning of 2007 to the end of 2009 was amplified by the weak selling environment in 2009, but generally related to the tight management of headcount growth for these personnel since early 2007 when we first introduced our ‘pathway to profit’ initiative discussed elsewhere in this report. The two-year percentage change noted above was included to emphasize the impact of the ‘pathway to profit’ initiative on the relative changes between the different types of personnel.

Two components of employee related costs did increase from 2008 to 2009 – health care costs and stock option expense. The health care costs for the fourth quarter of 2009 increased 52.4% from the fourth quarter of 2008 and 31.4% from the third quarter of 2009. For the year, health care costs increased 24.1%. The increase is due to rising health care costs and the increase in the percentage of employees opting for expanded coverage as their spouses have lost their insurance coverage at other employers due to the current economic environment. Our health benefits program is essentially a self-insured plan, and as the claim activity escalated during the year, we were caught by surprise in the final four to five months of the year due to the magnitude of the increase. With the benefit of hindsight, we underestimated three factors: (1) the impact of the shift in the mix of our participants noted above, (2) the impact of the gap between the expenses associated with providing COBRA benefits versus the funds received from the participants and/or the federal government, and (3) the increase in health care utilization when compared to previous years.

We were pleased with our organization’s ability to manage payroll and related costs in 2009, 2008, and 2007, while also contributing an annual profit sharing amount of approximately $5,207 and $4,743 in 2008 and 2007, respectively, to our employees’ 401(k) plan accounts or Registered Retirement Savings Plan accounts in the case of our Canadian employees. Unfortunately, our operating results did not allow for a profit sharing contribution in 2009.

Occupancy Costs – Occupancy costs represented approximately 20.4%, 17.3%, and 18.4% of operating expenses in 2009, 2008, and 2007, respectively. Occupancy expenses grew approximately 3.1% from 2008 to 2009. The annual increase in occupancy was driven by a 2.5% net increase in the number of store locations, which was partially offset by reductions in rent expense at existing stores, by the relocation of approximately 4% of our stores, and by the depreciation impact of our new or expanded facilities in Dallas, Texas and Indianapolis, Indiana. Occupancy expenses grew approximately 9.9% from 2007 to 2008. In 2008, we were able to leverage our occupancy costs for the first time since earlier in the decade. Occupancy costs in 2008 and 2007 increased due to: (1) a 7.5% and 8.1% net increase in the number of store locations in 2008 and 2007, respectively, (2) the upgrade of store locations in connection with the store upgrade initiative (formerly referred to as CSP), and (3) the relocation of existing stores. During 2008 and 2007, we relocated approximately 5% and 8% of our stores, respectively.

Transportation Costs – Transportation costs represented approximately 5.1%, 5.4%, and 5.0% of operating expenses in 2009, 2008, and 2007, respectively. Net transportation costs decreased 18.3% from 2008 to 2009. The 2009 decrease was primarily driven by lower gasoline prices and by the stabilization in the sales price of our vehicles for sale.

In 2008, transportation was one component of operating and administrative expenses that experienced meaningful de-leverage. Our transportation costs grew approximately 26.7% from 2007 to 2008. This increase was primarily driven by the increase in fuel costs discussed earlier and by the increase in the number of vehicles needed to support an expanded sales force.

Gain (Loss) on Sale of Property, Plant, and Equipment – The loss on sale of property and equipment for 2009 and 2008 came primarily from the sale of used vehicles. The 2008 number was partially offset by the gain on the sale of our Dallas, Texas distribution center.

Income taxes – Incomes taxes as a percentage of earnings before income taxes, were approximately 38.0%, 38.0%, and 38.4% for 2009, 2008, and 2007, respectively. This rate fluctuates over time based on (1) the income tax rates in the various jurisdictions in which we operate, (2) the level of profits in those jurisdictions, and (3) changes in tax law and regulations in those jurisdictions.

Net Earnings – Net earnings, net earnings per share (EPS), percentage change in net earnings, and the percentage change in EPS, were as follows:

Dollar amounts	2009	2008	2007

Net earnings	$184,357	279,705	232,622
Basic EPS	$1.24	1.88	1.55
Diluted EPS	$1.24	1.88	1.55

Percentage change	2009	2008	2007

Net earnings	(34.1)%	20.2%	16.9%
Basic EPS	(34.0)%	21.3%	17.4%
Diluted EPS	(34.0)%	21.3%	17.4%

During 2009, the net earnings decrease was greater than that of sales primarily due to the previously mentioned factors in our gross margin discussion. During 2008, the net earnings growth rate was greater than that of net sales primarily because of the previously mentioned improvements in gross profit margins and disciplined management of our occupancy expenses. During 2007, the net earnings growth rate was greater than that of net sales primarily because of the previously mentioned impact of payroll and related costs and the improvements in gross profit margins. The EPS percentage change rate was better than that of net earnings due to the repurchase of shares in 2007, 2008, and 2009.

Working Capital – Two components of working capital, accounts receivable and inventories, are highlighted below. The annual dollar change and the annual percentage change were as follows:

Dollar change	2009	2008
Accounts receivable	$(30,771)	$8,609
Inventories	$(55,842)	$59,655

Annual percentage change	2009	2008
Accounts receivable	(12.6)%	3.6%
Inventories	(9.9)%	11.8%

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

The accounts receivable decrease of 12.6% from December 2008 to December 2009 was the result of a daily sales decrease of 12.0% and 8.6% in November and December 2009, respectively. The accounts receivable increase of 3.6% from December 31, 2007 to December 31, 2008 relates to a daily sales increase of 6.8% and 0.0% in November and December 2008, respectively. A portion of our inventory procurement has a longer lead time than our ability to foresee sales trends; therefore, the drop in sales growth activity late in the fourth quarter of 2008 and during the first quarter of 2009 continued to result in inventory consumption that was less than the amount of inbound product, with the exception of March 2009. The inventory decrease noted in March 2009 continued through most of 2009. Our inventory dropped approximately $9,000, $36,000, and $21,000 during the first, second, and third quarters of 2009, respectively. The inventory grew by approximately $10,000 in the fourth quarter; approximately half of this increase related to our December 2009 acquisition of Holo-Krome (discussed later) and the balance related to an increase in inventory stocking at our distribution centers to support the improving sales trends we have seen since August 2009.

As we indicated in earlier communications, our goal is to move the ratio of annual sales to accounts receivable and inventory (Annual Sales: AR&I) back to a better than a 3.0:1 ratio. On December 31, 2009 and 2008, we had a ratio of 2.7:1 and 2.9:1, respectively.

Pathway to Profit – During April 2007, we disclosed our intention to alter the growth drivers of our business. For most of the last decade, we used store openings as the primary growth driver of our business (our historical rate was approximately 14% new stores each year). As announced in April 2007, we began to add outside sales personnel into existing stores at a faster rate than historical patterns. We funded this sales force expansion with the occupancy savings generated by opening stores at the rate of 7% to 10% per year (we opened approximately 3.0%, 7.5% and 8.1% new stores in 2009, 2008, and 2007, respectively; see also our disclosure above regarding the expected rate of 2010 store openings). At the time it was announced our goal with this strategy was four-fold: (1) to continue growing our business at a similar rate with the new outside sales investment model, (2) to grow the sales of our average store to $125 thousand per month in the five year period from 2007 to 2012, (3) to enhance the profitability of the overall business by capturing the natural expense leverage that has historically occurred in our existing stores as their sales grow, and (4) to improve the performance of our business due to the more efficient use of working capital (primarily inventory) as our average store size increases. The economic weakness that dramatically worsened in the fall of 2008 and continued into 2009 caused us to alter the ‘pathway to profit’ during 2009. These changes center on two aspects (1) temporarily slowing store openings to a range of 2% to 5% (see earlier comments), and (2) stopping headcount additions except for store openings and for stores that are growing (see earlier comments). We believe this economic setback will impact the timing of when we achieve the $125 thousand per month average by 24 to 30 months. However, the current economic weakness only serves to strengthen our belief in the ‘pathway to profit’.

Since first implementing the ‘pathway to profit’, we have increased our store count and our store full-time equivalent (FTE) head count. However, the rate of increase in store locations has slowed and FTE headcount for all types of personnel has been reduced since the economy weakened late in 2008. The percentage change (year-over-year) since the fourth quarter of 2008 in the number of stores at quarter end and in the average FTE per quarter were as follows:

	December 2009	September 2009	June 2009	March 2009	December 2008
Store count growth	2.5%	2.3%	3.4%	5.8%	7.5%

Store personnel – FTE	(15.1)%	(14.4)%	(9.2)%	2.4%	12.8%

Distribution and manufacturing personnel– FTE	(20.3)%	(21.4)%	(13.5)%	(7.3)%	2.2%

Administrative and sales support personnel– FTE	(8.1)%	(5.8)%	1.1%	4.6%	4.7%

Total – FTE headcount growth	(15.2)%	(14.7)%	(8.8)%	0.8%	9.7%

While we have reduced our FTE headcount at our store locations, much of this relates to a reduction in part-time hours worked as our absolute headcount numbers related to store personnel have remained more stable. We believe this allows us to manage our expense in the short-term while maintaining our ability to sell into the marketplace. The percentage change (year-over-year) since the fourth quarter of 2008 in the absolute store personnel headcount at quarter end were as follows:

	December 2009	September 2009	June 2009	March 2009	December 2008
Store personnel – absolute headcount change	(9.9)%	(8.1)%	(4.0)%	1.9%	16.0%

Since March 2007, the month before announcing the ‘pathway to profit’, and December 2009, our absolute headcount and FTE headcount have changed as follows:

	Absolute change	FTE change
Store personnel	22.9%	9.7%
Distribution and manufacturing personnel	(3.0)%	(7.9)%
Administrative and sales support personnel	(8.4)%	(7.2)%

Total	13.0%	3.8%

Store Size and Profitability – The store groups listed in the table below, when combined with our strategic account stores, represented approximately 87% to 89% of our sales in the fourth quarter of 2009, 2008, and 2007. Strategic account stores, which numbered 27, 20, and 14 in the fourth quarter of 2009, 2008, and 2007, respectively, are stores that are focused on selling to a group of strategic account customers in a limited geographic market. Our remaining sales (approximately 11% to 13% in the fourth quarter of 2009, 2008, and 2007) relate to either: (1) our in-plant locations, (2) our direct Fastenal Cold Heading business (including our new Holo-Krome business discussed under ‘Acquisition’ below), or (3) our direct import business. Our average store, excluding the business not sold through a store, had sales of $58,100, $70,200, and $72,500 per month in the fourth quarter of 2009, 2008, and 2007, respectively. The average age, number of stores, and pre-tax margin data by store size for the fourth quarter of 2009, 2008, and 2007, respectively, were as follows:

Three months ended December 31, 2009

Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Margin Percentage
$0 to $30,000	3.9	620	26.2%	(16.2)%
$30,001 to $60,000	6.8	931	39.3%	10.0%
$60,001 to $100,000	9.3	516	21.8%	20.0%
$100,001 to $150,000	13.0	176	7.4%	23.8%
Over $150,000	15.5	99	4.2%	25.0%
Strategic Accounts		27	1.1%

Total		2,369	100.0%

Three months ended December 31, 2008

Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Margin Percentage
$0 to $30,000	2.7	498	21.6%	(23.9)%
$30,001 to $60,000	5.3	797	34.4%	9.9%
$60,001 to $100,000	8.0	539	23.3%	20.9%
$100,001 to $150,000	10.2	286	12.4%	25.9%
Over $150,000	14.1	171	7.4%	27.4%
Strategic Accounts		20	0.9%

Total		2,311	100.0%

Three months ended December 31, 2007

Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Margin Percentage
$0 to $30,000	2.3	428	19.8%	(20.6)%
$30,001 to $60,000	4.6	712	33.0%	9.2%
$60,001 to $100,000	7.3	520	24.1%	20.3%
$100,001 to $150,000	9.0	314	14.5%	23.7%
Over $150,000	12.9	172	8.0%	25.3%
Strategic Accounts		14	0.6%

Total		2,160	100.0%

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

Acquisition – On December 18, 2009, we purchased certain assets of a domestic manufacturer of socket products (a type of fastener). The business has an established name, ‘Holo-Krome’, and has a good depth of knowledge and skill in its approximate 90 employees. We believe this business will be a good addition to serving the needs of our customers. The business did not have a meaningful impact on our 2009 financial results (there were some balance sheet impacts of the ‘all cash’ acquisition, as noted in our cash flow statement). The acquisition is not expected to have a material impact on our overall sales in 2010.

Liquidity and Capital Resources

Net cash provided by operating activities — Net cash provided by operating activities in dollars and as a percentage of net earnings were as follows:

	Dollars	% of Net Earnings
2009	$306,070	166.0%
2008	$259,898	92.9%
2007	$227,895	98.0%

The 2009, 2008, and 2007 increase in net cash provided by operating activities was primarily due to the continued improvement in accounts receivable and inventory noted in the working capital discussion above.

The percentage mix of inventory stocked at our stores versus our distribution center locations was as follows on December 31:

	2009	2008	2007
Store	64%	62%	63%
Distribution Center	36%	38%	37%

Total	100%	100%	100%

New stores open with the standard store model, which consists of a core stocking level of approximately $62 thousand per location. This inventory level grows as the level of business in a store grows.

Net cash used in investing activities — Net cash used in investing activities in dollars and as a percentage of net earnings were as follows:

	Dollars	% of Net Earnings
2009	$81,749	44.3%
2008	$86,583	31.0%
2007	$37,674	16.2%

Property and equipment expenditures in dollars and as a percentage of net earnings were as follows:

	Dollars	% of Net Earnings
2009	$52,538	28.5%
2008	$95,306	34.1%
2007	$55,759	24.0%

The 2009 decrease in investing activities from 2008 is primarily due to the decrease in property and equipment expenditures. This was primarily due to the reduction or elimination in 2009 of the cost related to the purchase of adjoining property in Indianapolis, Indiana and the relocation of our Dallas, Texas distribution center which occurred in 2008, and the expansion of our Indianapolis, Indiana master distribution center which occurred in 2008 and the first half of 2009. This decrease was partially offset by an increase in purchase of short-term marketable securities in 2009.

The 2008 increase in investing activities is primarily due to the increase in property and equipment expenditures. This was primarily due to the expansion of our Indianapolis, Indiana master distribution center, the purchase of adjoining property in Indianapolis, Indiana and the relocation of our Dallas, Texas distribution center noted above.

Property and equipment expenditures in 2009, 2008 and 2007 consist of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, (6) the expansion of Fastenal’s distribution/trucking fleet, (7) the cost related to the relocation of our new Dallas, Texas distribution center (2007 and 2008), (8) the cost related to the expansion of our Indianapolis, Indiana master distribution center (2008 and 2009), and (9) the cost of a new manufacturing facility in Rockford, Illinois (2008). Disposals of property and equipment consist of the planned disposition of certain pick-up trucks, semi-tractors, and trailers in the normal course of business, the disposition of real estate relating to several store locations and, in the case of 2008, the disposal of our former Dallas, Texas distribution center.

We expect to incur approximately $40,000 in total capital expenditures in 2010, consisting of approximately $11,000 for manufacturing, warehouse and packaging equipment and facilities, $5,000 for shelving and related supplies for our store openings and ‘a la carte’ store expansions, $11,000 for data processing equipment, $10,000 for real estate and improvement to store buildings, and $3,000 for vehicles. We have expanded the number of owned store locations over the last several years and expect to purchase additional locations in the future. As of December 31, 2009, we had no material outstanding commitments for capital expenditures.

We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and, if necessary, from our borrowing capacity. In addition to opening new stores in the United States, we plan to continue opening additional stores in our foreign markets.

We have future commitments for leased facilities and for leased vehicles at December 31, 2009. The future contractual cash obligations related to the commitments are as follows:

	Total	2010	2011& 2012	2013 & 2014	After 2014
Facilities	$197,803	82,156	92,291	23,356	—
Vehicles	30,040	17,057	12,983	—	—

Total	$227,843	99,213	105,274	23,356	—

Net Cash Used in Financing Activities – Net cash used in financing activities in dollars and as a percentage of net earnings were as follows:

	Dollars	% of Net Earnings
2009	$148,047	80.3%
2008	$143,432	51.3%
2007	$153,528	66.0%

The fluctuations are due to our changes in dividends and stock purchases over the three years. These items in dollars and as a percentage of earnings were as follows:

	Dividends		Stock Purchase		Total
	Dollars	% of Net Earnings	Dollars	% of Net Earnings	% of Net Earnings
2009	$106,943	58.0%	$41,104	22.3%	80.3%
2008	$117,474	42.0%	$25,958	9.3%	51.3%
2007	$66,216	28.5%	$87,312	37.5%	66.0%

Stock Repurchase— On July 10, 2009, we issued a press release announcing our board of directors had authorized purchases by us of up to 2,000,000 shares of our common stock. This authorization replaced any unused authorization previously granted by the board of directors. During 2009, we purchased 1,100,000 shares of our outstanding stock at an average price of approximately $37.37 per share. These purchases occurred in the fourth quarter of 2009. With the new authorization in 2009, we have remaining authority to purchase up to 900,000 additional shares of our common stock.

Dividends — We declared a semi-annual dividend of $.40 per share on January 18, 2010. We paid aggregate annual dividends per share of $.72, $.79, and $.44 in 2009, 2008, and 2007, respectively.

Line of Credit — We have an $8,000 line of credit under which $0 was outstanding at December 31, 2009. The line bears interest at 0.9% over the LIBOR rate. We do not pay a fee for the unused portion of this line.

Effects of Inflation— Price deflation related to certain products negatively impacted net sales in 2009. Price inflation related to certain products positively impacted net sales in 2008 and 2007.

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

Tax Strategies – Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions if challenged may or may not result in us prevailing. These reserves are established and adjusted in accordance with the principles of Accounting Standards Codification (ASC) 740, Income Taxes (ASC 740). Under this guidance, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. We regularly monitor our tax positions and ASC 740 tax liabilities. We re-evaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or reverse a previously recorded tax benefit, when (i) there is a completion of a tax audit, (ii) there is a change in applicable tax law including a tax case or legislative guidance, or (iii) there is an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective tax rate in future periods.

Legal Reserves – Occasionally we are involved in legal matters. The outcomes of these legal matters are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages that could require significant expenditures. In accordance with Accounting Standards Codification (ASC) 450-10-05 Contingencies, we record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Although we believe we have adequately provided for probably losses from litigation, the ultimate outcome of litigation could be materially difference from reserves recorded.

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

We are exposed to certain market risks from changes in foreign currency exchange rates and commodity pricing. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:

(1)	Foreign Currency Exchange Rates – Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at December 31, 2009.

(2)	Commodity Steel Pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. During the last decade, there has been nominal movement in overall steel pricing, with some deflation occurring in the wake of the economic crisis of the Far East markets that occurred in the late 1990’s. This trend reversed to inflation in the period from late 2003 to the early part of 2005 and again from mid 2007 to the fall of 2008. Since the fall of 2008, there has been nominal inflation switching to deflation. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.

(3)	Commodity Fuel Prices – We have market risk for changes in gasoline and diesel fuel; however, this risk is mitigated in part by our ability to pass freight costs to our customers and the efficiency of our trucking distribution network.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Fastenal Company:

We have audited the accompanying consolidated balance sheets of Fastenal Company and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota
February 9, 2010

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

ASSETS	2009	2008

Current assets:
Cash and cash equivalents	$164,852	85,892
Marketable securities	24,400	851
Trade accounts receivable, net of allowance for doubtful accounts of $4,086 and $2,660, respectively	214,169	244,940
Inventories	508,405	564,247
Deferred income tax assets	12,919	15,909
Prepaid income taxes	11,657	—
Other current assets	45,962	63,564

Total current assets	982,364	975,403

Marketable securities	6,238	846
Property and equipment, less accumulated depreciation	335,004	324,182
Other assets, net	3,752	3,718

Total assets	$1,327,358	1,304,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$53,490	63,949
Accrued expenses	66,019	83,545
Income taxes payable	—	499

Total current liabilities	119,509	147,993

Deferred income tax liabilities	17,006	13,897

Commitments and contingencies (notes 5, 9, and 10)

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 200,000,000 shares authorized, 147,430,712 and 148,530,712 shares issued and outstanding, respectively	1,474	1,485
Additional paid-in capital	333	1,559
Retained earnings	1,175,641	1,134,244
Accumulated other comprehensive income	13,395	4,971

Total stockholders’ equity	1,190,843	1,142,259

Total liabilities and stockholders’ equity	$1,327,358	1,304,149

See accompanying notes to consolidated financial statements

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	2009	2008	2007
Net sales	$1,930,330	2,340,425	2,061,819

Cost of sales	946,895	1,104,333	1,014,245

Gross profit	983,435	1,236,092	1,047,574

Operating and administrative expenses	686,792	785,688	671,248
Loss (gain) on sale of property and equipment	850	167	(99)

Operating income	295,793	450,237	376,425

Interest income	1,697	930	1,474

Earnings before income taxes	297,490	451,167	377,899

Income tax expense	113,133	171,462	145,277

Net earnings	$184,357	279,705	232,622

Basic and diluted net earnings per share	$1.24	1.88	1.55

Basic and diluted weighted average shares outstanding	148,358	148,831	150,555

See accompanying notes to consolidated financial statements

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Amounts in thousands except per share information)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount

Balance as of December 31, 2006	151,207	$1,512	12,697	$902,550	$5,334	$922,093
Dividends paid in cash	—	—	—	(66,216)	—	(66,216)
Purchase of common stock	(2,086)	(21)	(14,385)	(72,906)	—	(87,312)
Stock options expense	—	—	1,915	—	—	1,915

Net earnings for the year	—	—	—	232,622	—	232,622
Change in marketable securities	—	—	—	—	102	102
Translation adjustment (net of tax effect)	—	—	—	—	6,957	6,957

Total Comprehensive Income						239,681

Balance as of December 31, 2007	149,121	$1,491	$227	$996,050	$12,393	$1,010,161
Dividends paid in cash	—	—	—	(117,474)	—	(117,474)
Purchase of common stock	(590)	(6)	(1,915)	(24,037)	—	(25,958)
Stock options expense	—	—	3,247	—	—	3,247

Net earnings for the year	—	—	—	279,705	—	279,705
Change in marketable securities	—	—	—	—	10	10
Translation adjustment (net of tax effect)	—	—	—	—	(7,432)	(7,432)

Total Comprehensive Income						272,283

Balance as of December 31, 2008	148,531	$1,485	$1,559	$1,134,244	$4,971	$1,142,259
Dividends paid in cash	—	—	—	(106,943)	—	(106,943)
Purchase of common stock	(1,100)	(11)	(5,076)	(36,017)	—	(41,104)
Stock options expense	—	—	3,850	—	—	3,850

Net earnings for the year	—	—	—	184,357	—	184,357
Change in marketable securities	—	—	—	—	5	5
Translation adjustment (net of tax effect)	—	—	—	—	8,419	8,419

Total Comprehensive Income						192,781

Balance as of December 31, 2009	147,431	$1,474	$333	$1,175,641	$13,395	$1,190,843

See accompanying notes to consolidated financial statements

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net earnings	$184,357	279,705	232,622
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisitions:
Depreciation of property and equipment	40,020	39,201	37,332
Loss (gain) on sale of property and equipment	850	167	(99)
Bad debt expense	9,409	7,498	5,343
Deferred income taxes	6,099	(2,419)	(911)
Stock based compensation	3,850	3,247	1,915
Amortization of non-compete agreement	67	67	67
Changes in operating assets and liabilities, net of impact of acquisition:
Trade accounts receivable	21,362	(16,107)	(32,142)
Inventories	60,425	(59,655)	(48,595)
Other current assets	17,747	4,203	(7,410)
Accounts payable	(14,172)	8,596	13,982
Accrued expenses	(17,526)	7,980	14,021
Income taxes	(12,156)	(6,374)	5,892
Other	5,738	(6,211)	5,878

Net cash provided by operating activities	306,070	259,898	227,895

Cash flows from investing activities:
Purchase of property and equipment	(52,538)	(95,306)	(55,759)
Cash paid for acquisition	(5,032)	—	—
Proceeds from sale of property and equipment	4,863	8,383	5,929
Net (increase) decrease in marketable securities	(28,941)	412	12,421
Increase in other assets	(101)	(72)	(265)

Net cash used in investing activities	(81,749)	(86,583)	(37,674)

Cash flows from financing activities:
Purchase of common stock	(41,104)	(25,958)	(87,312)
Payment of dividends	(106,943)	(117,474)	(66,216)

Net cash used in financing activities	(148,047)	(143,432)	(153,528)

Effect of exchange rate changes on cash	2,686	(1,211)	1,181

Net increase in cash and cash equivalents	78,960	28,672	37,874

Cash and cash equivalents at beginning of year	85,892	57,220	19,346

Cash and cash equivalents at end of year	$164,852	85,892	57,220

Supplemental disclosure of cash flow information:
Cash paid during each year for income taxes	$118,035	173,539	144,318

See accompanying notes to consolidated financial statements

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Business Overview and Summary of Significant Accounting Policies

Business Overview

Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We operate stores primarily located in North America. On December 31, 2009, we operated 2,369 company owned or leased store locations.

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

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Financial Instruments and Marketable Securities

All financial instruments are carried at amounts that approximate estimated fair value. The fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. Assets measured at fair value are categorized based upon the lowest level of significant input to the valuations: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities, Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument, Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. In determining fair value we use observable market data when available.

Marketable securities as of December 31, 2009 and 2008 consist of debt securities. We classify our debt securities as available-for-sale. Available-for-sale securities are recorded at fair value based on current market value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings but are included in comprehensive income and are reported as a separate component of stockholders’ equity until realized, unless a decline in the market value of any available-for-sale security below cost is deemed other than temporary and is charged to earnings, resulting in the establishment of a new cost basis for the security.

Inventories

Inventories, consisting of finished goods merchandise held for resale, are stated at the lower of cost (first in, first out method) or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation on buildings and equipment is provided for using the straight-line method over the anticipated economic useful lives of the related property. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by the asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market value, and third-party independent appraisals, as considered necessary. There were no impairments recorded during 2009, 2008, or 2007.

Leases

We lease space under operating leases for our Utah, Washington, Nuevo Leon, Mexico, and Alberta, Canada; distribution centers, our Connecticut manufacturing facility (since December 19, 2009), and certain store locations with initial terms of one to 60 months. Most store locations have initial lease terms of 36 to 48 months. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Any such terms are recognized as rent expense over the term of the lease. Further, the leases do not contain contingent rent provisions. Leasehold improvements on operating leases are amortized over a 36-month period. We lease certain semi-tractors and pick-ups under operating leases. The semi-tractor leases typically have a 36-month term. The pick-up leases typically have a non-cancellable lease term of one year, with renewal options for up to 72-months.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Other Assets and Long-Lived Assets

Other assets consist of prepaid security deposits, goodwill, and a non-compete agreement. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Net goodwill was $1,400 in all three years. Goodwill is reviewed for impairment annually. The non-compete is amortized on a straight-line basis over 15 years. Net non-compete asset was $223 and $290 at December 31, 2009 and 2008, respectively. Total non-compete amortization costs were $67 per year in all three years.

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

Stockholders’ Equity and Stock-Based Compensation

We have one stock option employee compensation plan (Fastenal Option Plan). The Fastenal Option Plan was approved by our shareholders in April 2003 and amended by our shareholders in April 2007.

The options granted vest and become exercisable over a period of up to eight years. Each option will terminate, to the extent not previously exercised, 13 months after the end of the relevant vesting period. Approximately 210,000 of the options under our 2007 grant were vested as of December 31, 2009. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period.

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

Comprehensive Income

We comply with the provisions of Accounting Standards Codification (ASC) 220, Comprehensive Income, which establishes standards for the reporting of comprehensive income and its components. The components of comprehensive income are as follows:

	2009	2008	2007
Net earnings, as reported	$184,357	279,705	232,622
Change in marketable securities	5	10	102
Translation adjustment (net of tax)	8,419	(7,432)	6,957

Comprehensive income	$192,781	272,283	239,681

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

	2009	2008	2007
Basic—weighted average shares outstanding	148,358	148,831	150,555
Weighted shares assumed upon exercise of stock options	—	—	—

Diluted—weighted average shares outstanding	148,358	148,831	150,555

Segment Reporting

We have determined that we meet the aggregation criteria outlined in the accounting standards as our various operations have similar (1) economic characteristics, (2) products and services, (3) customers, (4) distribution channels, and (5) regulatory environments. Therefore we report as a single business segment.

Acquisitions

On December 18, 2009, we purchased certain assets of Holo-Krome, a domestic manufacturer of socket products (a type of fastener). We paid $5,032 in cash to acquire the inventory and fixed assets of Holo-Krome.

Reclassifications

Certain amounts from prior years’ financial statements have been reclassified to conform to the current year presentation.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Note 2. Financial Instruments and Marketable Securities

On January 1, 2008, we adopted the fair value guidance for financial assets and liabilities. The adoption had no impact on our results of operations and financial condition. As of December 31, 2009, our financial assets that are measured at fair value on a recurring basis are debt securities. The government and agency securities have a maturity of 12 months and are valued using Level 1 inputs. The state and municipal bonds have maturities ranging from 1 to 24 years and are valued using Level 2 inputs. The debt securities are classified as marketable securities in current assets and non-current assets, respectively, on the consolidated balance sheet as of December 31, 2009 and 2008. The debt securities in current assets have a fair value of $24,400, and the debt securities in non-current assets have a fair value of $6,253 with immaterial unrealized gains or losses. The unrealized gains and losses recorded in accumulated other comprehensive income and the realized gains and losses recorded in earnings were immaterial during 2009, 2008, and 2007.

Marketable securities, all treated as available-for-sale securities at December 31, consist of the following:

2009:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and municipal bonds	$6,253	—	(15)	6,238
Government and agency securities	24,400	—	—	24,400

Total available-for-sale securities	$30,653	—	(15)	30,638

2008:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and municipal bonds	$1,577	—	(20)	1,557
Certificates of deposit or money market	140	—	—	140

Total available-for-sale securities	$1,717	—	(20)	1,697

Maturities of our available-for-sale securities at December 31, 2009 consist of the following:

	Less than 12 months		Greater than 12 months
	Amortized cost	Fair value	Amortized cost	Fair value
State and municipal bonds	—	—	6,253	6,238
Government and agency securities	24,400	24,400	—	—

Total available-for-sale securities	$24,400	24,400	6,253	6,238

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Note 3. Property and Equipment

Property and equipment as of December 31 consists of the following:

	Depreciable life in years	2009	2008
Land	—	$31,005	30,701
Buildings and improvements	31 to 39	206,684	145,344
Equipment and shelving	3 to 10	279,178	290,632
Transportation equipment	3 to 5	38,693	44,471
Construction in progress	—	15,907	27,657

		571,467	538,805
Less accumulated depreciation		(236,463)	(214,623)

Net property and equipment		$335,004	324,182

Note 4. Accrued Expenses

Accrued expenses as of December 31 consist of the following:

	2009	2008
Payroll and related taxes	$13,693	15,182
Bonuses and commissions	5,207	10,069
Profit sharing contribution	—	5,207
Insurance	23,722	18,967
Promotions	7,811	9,605
Sales, real estate, and personal property taxes	11,509	6,239
Vehicle loss reserve and deferred rebates	2,760	7,693
Legal reserves	904	10,000
Other	413	583

	$66,019	83,545

Note 5. Stockholders’ Equity

Preferred stock has a par value of $.01 per share. There were 5,000,000 shares authorized and no shares issued as of December 31, 2009 and 2008. Common stock has a par value of $.01 per share. There were 200,000,000 shares authorized and 147,430,712 shares issued and outstanding as of December 31, 2009 and 200,000,000 shares authorized and 148,530,712 shares issued and outstanding as of December 31, 2008.

Dividends

On January 18, 2010, our board of directors declared a semi-annual dividend of $.40 per share of common stock to be paid in cash on February 26, 2010 to shareholders of record at the close of business on February 15, 2010.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Stock Options

During the last three years, we granted, effective at the close of business on the date of grant, options to purchase shares of our stock as follows:

Date of grant	Shares granted	Strike price	Closing stock price
April 21, 2009	395,000	$54.00	$35.22
April 15, 2008	275,000	$54.00	$48.70
April 17, 2007	2,200,000	$45.00	$40.30

All of the options in the table above vest and become exercisable over a period of up to eight years. Each option will terminate, to the extent not previously exercised, 13 months after the end of the relevant vesting period. Approximately 210,000 options under our 2007 grant were vested as of December 31, 2009. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period.

The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the following table. The expected life is the most significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time over which the employee groups will exercise their options, which is based on historical experience with similar grants. Expected volatilities are based on the movement of our stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate is based on the U.S. Treasury rate over the expected life at the time of grant. The dividend yield is estimated over the expected life based on our current dividend payout, historical dividends paid, and expected future cash dividends. The following table illustrates the assumptions for the options granted in 2009, 2008 and 2007.

Year of grant	Risk-free interest rate	Expected life of option in years	Expected dividend yield	Expected stock volatility	Estimated fair value of stock option
2009	1.9%	5.00	1.0%	38.80%	$7.27
2008	2.7%	5.00	1.0%	30.93%	$15.50
2007	4.6%	4.85	1.0%	31.59%	$11.36

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

A summary of activity under the Fastenal Option Plan previously described is presented below:

	Options outstanding	Price[1]	Life[2]

Outstanding as of January 1, 2009	2,275,000	$45.98	6.95

Granted	395,000	$54.00	8.49

Exercised/earned	—	—

Cancelled/forfeited	(110,000)	$49.50

Outstanding as of December 31, 2009	2,560,000	$47.07	6.28

Exercisable as of December 31, 2009	210,000		3.41

	Options outstanding	Price[1]	Life[2]

Outstanding as of January 1, 2008	2,140,000	$45.00	7.81

Granted	275,000	$54.00	8.49

Exercised/earned	—	—

Cancelled/forfeited	(140,000)	$46.80

Outstanding as of December 31, 2008	2,275,000	$45.98	6.95

Exercisable as of December 31, 2008	—

[1]	Weighted-average exercise price
[2]	Weighted-average remaining contractual life in years

Total stock-based compensation expense for the Fastenal Option Plan was $3,850, $3,247, and $1,915 for the years ended December 31, 2009, 2008, and 2007, respectively.

At December 31, 2009 and 2008, respectively, there was no intrinsic value for the options outstanding as the closing stock price at year-end was less than the option exercise price. Unrecognized pre-tax compensation expense related to outstanding stock options as of December 31, 2009, 2008, and 2007 was $17,702, $20,033, and $21,729, and is expected to be recognized over the weighted average periods noted in the table above and will be adjusted for any future changes in estimated forefeitures.

Note 6. Retirement Savings Plan

The Fastenal Company and Subsidiaries 401(k) Plan covers all of our employees in the United States. Our employees in Canada may participate in a Registered Retirement Savings Plan. The general purpose of both of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. We contributed $0, $5,207 and $4,743 to our employees’ retirement accounts for 2009, 2008 and 2007, respectively.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Note 7. Income Taxes

Earnings before income taxes were derived from the following sources:

	2009	2008	2007
Domestic	$296,227	434,816	374,920
Foreign	1,263	16,351	2,979

	$297,490	451,167	377,899

Components of income tax expense (benefit) are as follows:

2009:	Current	Deferred	Total
Federal	$93,469	4,855	98,324
State	13,733	698	14,431
Foreign	1,210	(832)	378

	$108,412	4,721	113,133

2008:	Current	Deferred	Total
Federal	$137,751	5,501	143,252
State	21,780	(243)	21,537
Foreign	6,769	(96)	6,673

	$166,300	5,162	171,462

2007:	Current	Deferred	Total
Federal	$127,675	(3,051)	124,624
State	18,289	(266)	18,023
Foreign	3,536	(906)	2,630

	$149,500	(4,223)	145,277

Income tax expense in the accompanying consolidated financial statements differs from the expected expense as follows:

	2009	2008	2007
Federal income tax expense at the “expected” rate of 35%	$104,122	157,908	132,265
Increase (decrease) attributed to:
State income taxes, net of federal benefit	9,650	13,914	11,715
State tax matters	785	1,020	1,350
Other, net	(1,424)	(1,380)	(53)

Total income tax expense	$113,133	171,462	145,277

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31 are as follows:

	2009	2008
Deferred tax asset (liability):
Inventory costing and valuation methods	$3,462	3,573
Allowance for doubtful accounts receivable	1,619	1,023
Insurance claims payable	7,538	6,380
Promotions payable	963	743
Accrued legal reserves	356	3,955
Stock based compensation	3,648	2,152
Federal and state benefit of uncertain tax positions	534	1,929
Other, net	876	1,555

Total deferred tax assets	18,996	21,310

Fixed assets	(23,083)	(19,298)

Total deferred tax liabilities	(23,083)	(19,298)

Net deferred tax (liability) asset	$(4,087)	2,012

No valuation allowance for deferred tax assets was necessary as of December 31, 2009 and 2008. The character of the deferred tax assets is such that they can be realized through carryback to prior tax periods or offset against future taxable income.

We adopted the provisions of Accounting Standards Codification (ASC) 740, Income Taxes on January 1, 2007. Implementation of ASC 740 resulted in no adjustment to the liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows:

	2009	2008
Balance at January 1,	$5,657	5,143
Increase related to prior year tax positions	2,096	574
Decrease related to prior year tax positions	—	(230)
Increase related to current year tax positions	571	1,411
Decrease related to statute of limitation lapses	(161)	(321)
Settlements	(6,558)	(920)

Balance at December 31,	$1,605	5,657

Included in the liability for unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense.

Fastenal Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, all states, and various foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before, in the case of United States Federal and non-United States examinations, 2006 and, in the case of state and local examinations, 2003.

At December 31, 2009 and 2008, the amount of unrecognized tax benefits that would favorably impact the effective tax rate if recognized, is not material.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Note 8. Geographic Information

Our revenues and long-lived assets (except marketable securities) relate to the following geographic areas:

Revenues	2009	2008	2007
United States	$1,769,938	2,144,809	1,902,066
Canada	115,323	145,443	124,037
Other foreign countries	45,069	50,173	35,716

	$1,930,330	2,340,425	2,061,819

Long-Lived Assets	2009	2008	2007
United States	$324,701	316,640	267,609
Canada	8,947	8,113	9,888
Other foreign countries	5,108	3,147	2,843

	$338,756	327,900	280,340

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

Note 9. Operating Leases

We lease space under non-cancelable operating leases for our Utah, Washington, Alberta, Canada, and Nuevo Leon, Mexico distribution centers, for our Connecticut manufacturing facility (since December 19, 2009), and certain store locations with initial terms of one to 60 months. Most store locations have initial lease terms of 36 to 48 months. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Any such terms are recognized as rent expense over the term of the lease. Further, the leases do not contain contingent rent provisions. Leasehold improvements, with a net book value of $1,847 at December 31, 2009, on operating leases are amortized over a 36-month period. We lease certain semi-tractors and pick-ups under operating leases. The semi-tractor leases typically have a 36-month term. The pick-up leases typically have a non-cancellable lease term of approximately one year, with renewal options for up to 72-months. Our average lease term is typically for 28-36 months. Future minimum annual rentals for the leased facilities and the leased vehicles are as follows:

	Leased facilities	Leased vehicles	Total
2010	$82,156	17,057	99,213
2011	59,404	8,910	68,314
2012	32,887	4,073	36,960
2013	16,938	—	16,938
2014	6,418	—	6,418
2015 and thereafter	—	—	—

	$197,803	30,040	227,843

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Rent expense under all operating leases was as follows:

	Leased facilities	Leased vehicles	Total
2009	$91,270	26,295	117,565
2008	$86,964	27,868	114,832
2007	$77,263	23,675	100,938

Certain operating leases for vehicles contain residual value guarantee provisions which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration, of the leases that contain residual value guarantees, is approximately $14,603. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote, except for a $1,982 loss on disposal reserve provided at December 31, 2009.

Note 10. Commitments and Contingencies

Credit Facilities

We have a line of credit arrangement with a bank which expires June 20, 2010. The line allows for borrowings of up to $8,000 at 0.9% over the LIBOR rate. On December 31, 2009 there was $0 outstanding on the line. We do not pay a fee for the unused portion of this line.

We maintain certain marketable securities as collateral on behalf of our insurance carrier. As of December 31, 2009, the total balance of these government and agency securities is $24,400. The classification and valuation of these securities are discussed in “Note 2. Financial Instruments and Marketable Securities”.

During 2001, we completed the construction of a new building for our Kansas City warehouse, and completed an expansion of this warehouse in 2004. We were required to obtain financing for the construction and expansion of this facility under an Industrial Revenue Bond (IRB). We subsequently purchased 100% of the outstanding bonds under the IRB at par. In addition to purchasing the outstanding obligations, we have a right of offset included in the IRB debt agreement. Accordingly, we have netted the impact of the IRB in the accompanying consolidated financial statements. The outstanding balance of the IRB was $9,733 at December 31, 2009 and 2008.

Legal Contingencies

We are involved in certain legal actions. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, that could require significant expenditures or result in lost revenues. In accordance with Accounting Standards Codification (ASC) 450-10-05, Contingencies, we record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Negative outcomes for our litigation matters are not considered probable or cannot be reasonably estimated.

On October 18, 2007, a complaint was filed in the United States District Court for the Northern District of California against Fastenal on behalf of two former employees claiming to represent all employees employed in the store position of Assistant General Manager in the United States within three years prior to the filing date (four years for California employees). The suit alleged Fastenal misclassified its Assistant General Managers as exempt for purposes of the overtime provisions of the Fair Labor Standards Act and California and Pennsylvania state statutes. This suit also alleged that Assistant General Managers in California did not receive sufficient meal breaks and paid rest periods under the California Labor Code. An opt-in class was certified for this action.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

On August 29, 2008, we issued a press release announcing a preliminary agreement to settle the class action lawsuit noted above. While we deny the allegations underlying the lawsuit, we agreed to enter into the settlement agreement in order to avoid significant legal fees, the uncertainty of a jury trial, distractions to our operations, and other expenses and management time that would have to be devoted to protracted litigation. The settlement, which received court approval, fully resolved all claims brought by the plaintiffs in this lawsuit. Pursuant to the settlement, we made a cash payment of $10 million in the fourth quarter of 2009 to cover claims by eligible class members, plaintiff attorneys’ fees and costs, and payments to the named plaintiffs. The expense for this settlement was recorded in the third quarter of 2008. We do not expect the settlement to have any material impact on our operating results going forward.

In early February 2010, we received a letter from a fastener supplier dated January 26, 2010. This letter threatened to sue us for our alleged violation of an exclusive distribution arrangement this supplier believes exists between our organizations. In addition, this supplier provided a press release and a video regarding the claim that they threatened to make public unless we agreed to mediation of the claim. We have performed a preliminary internal review during the last several days to understand (1) who this supplier is and (2) the nature of our relationship with this supplier. While we have had only a limited time to investigate this matter, we have determined that this supplier manufacturers a niche type of fastener and that the total volume of purchases by us, from all suppliers, over the purported term of this alleged exclusivity arrangement of this niche type of fastener does not exceed $1 million. Based on our preliminary inquiry, we believe it is remote that this claim would have a material adverse impact on our financial position, cash flows, or results of operations. While we are not required to disclose this matter under the rules of the SEC, we believe that disclosure is prudent due to the alleged amount of the claim and the threat to make these allegations public.

Note 11. Sales by Product Line

The percentages of our net sales by product line are as follows:

Type	Introduced	2009	2008	2007
Fasteners[1]	1967	50.0%	51.2%	50.7%
Tools	1993	9.9%	9.9%	10.6%
Cutting tools	1996	4.4%	4.5%	4.6%
Hydraulics & pneumatics	1996	6.9%	6.6%	6.5%
Material handling	1996	5.9%	5.9%	6.1%
Janitorial supplies	1996	6.1%	5.4%	5.4%
Electrical supplies	1997	4.4%	4.2%	4.1%
Welding supplies	1997	3.6%	3.6%	3.6%
Safety supplies	1999	6.3%	5.8%	5.7%
Metals	2001	0.6%	0.7%	0.7%
Direct ship[2]	2004	1.8%	2.0%	1.8%
Other		0.1%	0.2%	0.2%

		100.0%	100.0%	100.0%

[1]	Fastener product line represents fasteners and miscellaneous supplies.
[2]

Direct ship represents a cross section of products from the ten product lines. The items included here represent certain items with historically low margins which are shipped directly from our distribution channel to our customers, bypassing our store network.

Note 12. Subsequent Events

The company evaluated all subsequent event activity through February 9, 2010 (the issue date of this Annual Report on Form 10-K) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Selected Quarterly Financial Data (Unaudited)

(Amounts in thousands except per share information)

2009:	Net sales	Gross profit	Net earnings	Basic earnings per share

First quarter	$489,347	258,648	48,694.33

Second quarter	474,894	242,505	43,538.29

Third quarter	489,339	244,567	47,589.32

Fourth quarter	476,750	237,715	44,536.30

Total	$1,930,330	983,435	184,357	1.24

2008:	Net sales	Gross profit	Net earnings	Basic earnings per share

First quarter	$566,210	296,630	68,094.46

Second quarter	604,219	317,389	76,166.51

Third quarter	625,037	330,883	72,909.49

Fourth quarter	544,959	291,190	62,536.42

Total	$2,340,425	1,236,092	279,705	1.88

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this item is contained in Item 8 of this Form 10-K on page 34.

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

Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ Willard D. Oberton	/s/ Daniel L. Florness
Chief Executive Officer and President	Executive Vice-President and Chief Financial Officer

Winona, MN
February 9, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Incorporated herein by reference is the information appearing under the headings “Proposal 1 — Election of Directors—Nominees and Required Vote”, “Corporate Governance—Board Structure and Committee Membership”, “Corporate Governance—Audit Committee”, and “Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. See also Part I hereof under the heading “Item X. Executive Officers of the Registrant”.

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

Incorporated herein by reference is the information appearing under the headings “Corporate Governance—Compensation Committee Interlocks and Insider Participation”, “Corporate Governance—Compensation Committee Report”, and “Executive Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is the information appearing under the heading “Security Ownership of Principal Shareholders and Management” in the Proxy Statement.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	2,560,000	$47.07	4,401,770

Equity Compensation Plans Not Approved by Security Holders	0	0	0

Total	2,560,000	$47.07	4,401,770

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference is the information appearing under the headings “Corporate Governance—Board Matters”, “Corporate Governance—Related Person Transaction Approval Policy”, “Corporate Governance—Transactions with Related Persons”, and “Corporate Governance—Director Nominations Policy” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is the information appearing under the heading “Audit and Related Fees” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1.	Financial Statements:
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Earnings for the years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

	2.	Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts

	3.	Exhibits:
		3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

		3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 10-K for the year ended December 31, 2008)

		10.1	Description of Bonus Arrangements for Executive Officers (incorporated by reference to the information appearing under the heading “Executive Compensation – Compensation Discussion and Analysis” in the Proxy Statement)*

		10.2	Fastenal Company Stock Option Plan (incorporated by reference to Exhibit A to Fastenal Company’s Proxy Statement dated February 23, 2007)*

		13	Portion of 2009 Annual Report to Shareholders not included in this Form 10-K (only those sections specifically incorporated by reference in this Form 10-K shall be deemed filed with the SEC)

		21	List of Subsidiaries

		23	Consent of Independent Registered Public Accounting Firm

		31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

		32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

		101	The following materials formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Stockholders’ Equity and Comprehensive Income, and (v) the Notes to the Consolidated Financial Statements.

We will furnish copies of these Exhibits upon request and payment of our reasonable expenses in furnishing the Exhibits.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

FASTENAL COMPANY

Schedule II—Valuation and Qualifying Accounts

Years ended December 31, 2009, 2008, and 2007

(Amounts in thousands)

Description	Balance at beginning of year	“Additions” charged to costs and expenses		“Other” additions (deductions)	“Less” deductions		Balance at end of year

Year ended December 31, 2009

Allowance for doubtful accounts	$2,660	9,409		—	7,983		4,086
Insurance reserves	$18,967	48,203	[1]	—	43,448	[2]	23,722

Year ended December 31, 2008

Allowance for doubtful accounts	$2,265	7,498		—	7,103		2,660
Insurance reserves	$18,997	44,105	[1]	—	44,135	[2]	18,967

Year ended December 31, 2007

Allowance for doubtful accounts	$2,119	5,343		—	5,197		2,265
Insurance reserves	$17,662	39,276	[1]	—	37,941	[2]	18,997

[1]	Includes costs and expenses incurred for premiums and claims related to health and general insurance.
[2]	Includes costs and expenses paid for premiums and claims related to health and general insurance.

See accompanying Report of Independent Registered Public Accounting Firm incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2010

FASTENAL COMPANY

By	/s/ Willard D. Oberton
Willard D. Oberton, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 9, 2010

By	/s/ Willard D. Oberton	By	/s/ Daniel L. Florness
	Willard D. Oberton, Chief Executive Officer		Daniel L. Florness, Chief Financial Officer
	(Principal Executive Officer) and Director		(Principal Financial Officer and Principal Accounting Officer)

By	/s/ Robert A. Kierlin	By	/s/ Stephen M. Slaggie
	Robert A. Kierlin, Director (Chairman)		Stephen M. Slaggie, Director

By	/s/ Michael M. Gostomski	By	/s/ Michael J. Dolan
	Michael M. Gostomski, Director		Michael J. Dolan, Director

By	/s/ Reyne K. Wisecup	By	/s/ Hugh L. Miller
	Reyne K. Wisecup, Director		Hugh L. Miller, Director

By	/s/ Michael J. Ancius	By	/s/ Scott A. Satterlee
	Michael J. Ancius, Director		Scott A. Satterlee, Director

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	Incorporated by Reference
3.2	Restated By-Laws of Fastenal Company	Incorporated by Reference
10.1	Description of Bonus Arrangements for Executive Officers	Incorporated by Reference
10.2	Fastenal Company Stock Option Plan	Incorporated by Reference
13	Portion of 2009 Annual Report to Shareholders not included in this Form 10-K (only those sections specifically incorporated by reference in this Form 10-K shall be deemed filed with the SEC)	Electronically Filed
21	List of Subsidiaries	Electronically Filed
23	Consent of Independent Registered Public Accounting Firm	Electronically Filed
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed
32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed
EX-101.INS	XBRL Instance Document	Electronically Filed
EX-101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Filed
EX-101.CAL	XBRL Taxonomy Calculation Linkbase Document	Electronically Filed
EX-101.DEF	XBRL Taxonomy Definition Linkbase Document	Electronically Filed
EX-101.LAB	XBRL Taxonomy Label Linkbase Document	Electronically Filed
EX-101.PRE	XBRL Taxonomy Presentation Linkbase Document	Electronically Filed