Form 10-Q
period 2010-03-31
FASTENAL CO
filed 2010-04-27
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010, or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at April 23, 2010
Common Stock, $.01 par value	147,430,712

FASTENAL COMPANY

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

Assets	(Unaudited) March 31, 2010	December 31, 2009

Current assets:
Cash and cash equivalents	$178,822	164,852
Marketable securities	24,440	24,400
Trade accounts receivable, net of allowance for doubtful accounts of $4,084 and $4,086, respectively	262,463	214,169
Inventories	507,243	508,405
Deferred income tax assets	12,908	12,919
Prepaid income taxes	0	11,657
Other current assets	43,307	45,962

Total current assets	1,029,183	982,364

Marketable securities	5,210	6,238
Property and equipment, less accumulated depreciation	332,103	335,004
Other assets, net	3,779	3,752

Total assets	$1,370,275	1,327,358

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$65,778	53,490
Accrued expenses	74,728	66,019
Income taxes payable	21,803	0

Total current liabilities	162,309	119,509

Deferred income tax liabilities	17,001	17,006

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	0	0
Common stock, 200,000,000 shares authorized, 147,430,712 shares issued and outstanding	1,474	1,474
Additional paid-in capital	1,333	333
Retained earnings	1,172,703	1,175,641
Accumulated other comprehensive income	15,455	13,395

Total stockholders’ equity	1,190,965	1,190,843

Total liabilities and stockholders’ equity	$1,370,275	1,327,358

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	(Unaudited) Three months ended March 31,
	2010	2009

Net sales	$520,772	489,347

Cost of sales	254,859	230,699

Gross profit	265,913	258,648

Operating and administrative expenses	175,410	179,909
Loss on sale of property and equipment	67	328

Operating income	90,436	78,411

Interest income	233	256

Earnings before income taxes	90,669	78,667

Income tax expense	34,635	29,973

Net earnings	$56,034	48,694

Basic and diluted net earnings per share	$0.38	0.33

Basic and diluted weighted average shares outstanding	147,431	148,531

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	(Unaudited) Three months ended March 31,
	2010	2009

Cash flows from operating activities:
Net earnings	$56,034	48,694
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	10,287	10,300
Loss on sale of property and equipment	67	328
Bad debt expense	1,624	2,567
Deferred income taxes	6	0
Stock based compensation	1,000	900
Amortization of non-compete agreement	17	17
Changes in operating assets and liabilities:
Trade accounts receivable	(49,918)	1,715
Inventories	1,162	8,964
Other current assets	2,655	18,600
Accounts payable	12,288	(12,948)
Accrued expenses	8,709	(9,998)
Income taxes	33,460	26,394
Other	1,637	(1,999)

Net cash provided by operating activities	79,028	93,534

Cash flows from investing activities:
Purchase of property and equipment	(8,138)	(19,033)
Proceeds from sale of property and equipment	685	1,973
Net decrease (increase) in marketable securities	988	(19)
Net (increase) decrease in other assets	(44)	63

Net cash used in investing activities	(6,509)	(17,016)

Cash flows from financing activities:
Payment of dividends	(58,972)	(51,986)

Net cash used in financing activities	(58,972)	(51,986)

Effect of exchange rate changes on cash	423	(557)

Net increase in cash and cash equivalents	13,970	23,975

Cash and cash equivalents at beginning of period	164,852	85,892

Cash and cash equivalents at end of period	$178,822	109,867

Supplemental disclosure of cash flow information:
Cash paid during each period for income taxes	$1,169	3,579

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

March 31, 2010 and 2009

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as the Company, Fastenal, or by terms such as we, our, or us) have been prepared in accordance with United States generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in our consolidated financial statements as of and for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(2)	Stockholders’ Equity and Stock-Based Compensation

During April 2009, April 2008, and April 2007, the Compensation Committee of our Board of Directors approved the grant under our employee stock option plan, effective at the close of business that day, of options to purchase approximately 395 thousand shares, 275 thousand shares, and 2.2 million shares, respectively, of our common stock.

On April 20, 2010, the Compensation Committee of our Board of Directors approved the grant under our employee stock option plan, effective at the close of business that day, of options to purchase approximately 265 thousand shares of our common stock at a strike price of $60.00 per share. The closing stock price on the date of grant was $54.19 per share.

All of the options noted above vest and become exercisable over a period of up to eight years. Each option will terminate, to the extent not previously exercised, 13 months after the end of the relevant vesting period. As of March 31, 2010, options granted in April 2007 had vested with respect to approximately 210 thousand shares. No other options were vested as of March 31, 2010.

Compensation expense equal to the grant date fair value will be recognized for all of these awards over the vesting period. The stock-based compensation expense for the three month periods ended March 31, 2010 and 2009 was $1,000 and $900, respectively. Unrecognized compensation expense related to outstanding stock options as of March 31, 2010 was $16,585 and is expected to be recognized over a weighted average period of 6.021 years. Any future changes in estimated forefeitures will impact this amount.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

March 31, 2010 and 2009

(Unaudited)

The fair value of each share-based option outstanding as of March 31, 2010, is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the following table. The expected life is the most significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time over which the employee groups will exercise their options, which is based on historical experience with similar grants. Expected volatilities are based on the movement of the Company’s stock over the most recent historical period equivalent to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury rate over the expected life at the time of grant. The dividend yield is estimated over the expected life based on our current dividend payout, our historical dividends paid, and our expected future cash dividends. The following table illustrates the share price information and assumptions used to determine fair value:

	Options Granted
	April 2009	April 2008	April 2007
Strike price	$54.00	54.00	45.00
Closing market price on date of grant	$35.22	48.70	40.30

Weighted-average expected life of option in years	5.0	5.0	4.9
Weighted-average volatility	38.8%	30.7%	31.6%
Risk free interest rate	1.9%	2.7%	4.6%
Expected dividend yield	1.0%	1.0%	1.0%
Weighted-average grant date fair value of stock option	$7.27	15.50	11.36

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to our employee stock option plan:

	Three-month period
	2010	2009
Basic - weighted shares outstanding	147,431	148,531
Weighted shares assumed upon exercise of stock options	0	0

Diluted - weighted shares outstanding	147,431	148,531

Any dilutive impact summarized above would relate to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive option securities then outstanding.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

March 31, 2010 and 2009

(Unaudited)

(3)	Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Three-month period
	2010	2009
Net earnings	$56,034	48,694
Translation adjustment	2,020	(2,555)
Change in marketable securities	40	(2)

Total comprehensive income	$58,094	46,137

(4)	Unrealized Investment Gains and Losses

The following tables show the fair value of our investments and the gross unrealized gains and losses of those investments for the three month period. This information is aggregated by the investment category and maturity of the investment.

	March 31, 2010
	Current		Non-current		Total
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
State and municipal bonds	$0	0	5,210	40	5,210	40
Government and agency securities	24,440	0	0	0	24,440	0

Total	$24,440	0	5,210	40	29,650	40

	March 31, 2009
	Current		Non-current		Total
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
State and municipal bonds	$712	0	817	(2)	1,529	(2)
Certificates of deposit or money market	187	0	0	0	187	0

Total	$899	0	817	(2)	1,716	(2)

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share information and where otherwise noted)

March 31, 2010 and 2009

(Unaudited)

As was disclosed in our 2009 Annual Report on Form 10-K, we classify these securities as available-for-sale. Available-for-sale securities are recorded at fair value based on current market value. As of March 31, 2010, our financial assets that are measured at fair value on a recurring basis are debt securities. The government and agency securities have a maturity of 12 months and are valued using Level 1 inputs. The state and municipal bonds have maturities ranging from 1 to 24 years and are valued using Level 2 inputs. There have been no transfers between Level 1 and Level 2 during the three month period. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings, but are included in comprehensive income, and are reported as a separate component of stockholders’ equity until realized.

(5)	Operating Leases with Guarantees

We lease certain pick-up trucks under operating leases. These leases have a non-cancellable lease term of one year, with renewal options for up to 72 months. The pick-up truck leases include an early buy out clause we generally exercise, thereby giving the leases an effective term of 28-36 months. Certain operating leases for vehicles contain residual value guarantee provisions, which could become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration, of the leases that contain residual value guarantees, is approximately $15,110 at March 31, 2010. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote, except for a $1,847 loss on disposal reserve provided at March 31, 2010.

(6)	Income Taxes

Fastenal, or one of its subsidiaries, files income tax returns in the United States Federal jurisdiction, numerous states, and various local and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2006, in the case of United States Federal and non-United States examinations, and 2003, in the case of state and local examinations.

As of March 31, 2010 and 2009, the Company had $1,606 and $5,657, respectively, of liabilities recorded related to unrecognized tax benefits. Included in this liability for unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. The Company does not anticipate that total unrecognized tax benefits will change significantly during the next 12 months.

(7)	Subsequent Events

On April 20, 2010, the Compensation Committee of our Board of Directors approved the grant, effective at the close of business that day, of options to purchase approximately 265 thousand shares of our common stock. This grant is discussed in footnote (2) ‘Stockholders’ Equity and Stock-Based Compensation’.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements. (Dollar amounts are in thousands except for per share amounts and where otherwise noted.)

BUSINESS OVERVIEW:

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

COMMENTS REGARDING END MARKETS, MONTHLY SALES CHANGES, AND SALES TRENDS

Note – Daily sales are defined as the sales for the period divided by the number of business days in the period.

We believe the end market discussion below provides insight into activities with our various types of customers. The next discussion of monthly sales changes provides a good mechanical view of our business based on the age of the store and the final discussion of sales trends provides a framework for understanding the sequential trends in our business since the market decline late in 2008.

END MARKETS:

Fluctuations in end market business – As we saw in 2009, the fluctuations caused by the weakened economy continue to have a substantial impact on our business. To place this in perspective – approximately 50% of our business has historically been with manufacturing customers. The daily sales to our manufacturing customers grew approximately 15.7% in the first quarter of 2010. In the first, second, third, and fourth quarters of 2009, this business contracted 16.0%, 25.2%, 22.8%, and 10.1%, respectively. For the year, our total sales to our manufacturing customers in 2009 contracted 18.8% from 2008. The 2009 contraction was more severe in our industrial production business (this is business where we supply products that become part of the finished goods produced by our customers) and less severe in the maintenance portion of our manufacturing business (this is business where we supply products that maintain the facility or the equipment of our customers engaged in manufacturing).

Our non-residential construction customers have historically represented 20% to 25% of our business. This business contracted approximately 14.7% in the first quarter of 2010. In the first, second, third, and fourth quarters of 2009, the contraction was 6.4%, 19.6%, 25.3%, and 24.8%, respectively. The total sales contraction for 2009 was 19.4%.

On a sequential basis (that is, comparing a period to the immediately preceding period), the daily average sales to our manufacturing customers have improved each month since May 2009 (with the exception of July and December 2009 due to the holiday impact and February 2010 due to the impact of poor weather). This reversed the negative trend which began in October 2008. This improvement has been partially offset by continued weakening in our non-residential construction business in 2009 and in the first three months of 2010.

ITEM 2 – (Continued)

MONTHLY SALES CHANGES:

Stores opened greater than five years – The impact of the economy, over time, is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2010 group – opened 2005 and earlier, 2009 group – opened 2004 and earlier, and 2008 group – opened 2003 and earlier). This store group is more cyclical due to the increased market share these stores enjoy in their local markets. During each of the first three months in 2010 and each of the twelve months in 2009 and 2008, the stores opened greater than five years had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	-2.1%	-0.5%	7.4%
2009	-12.4%	-14.3%	-21.5%	-25.2%	-25.2%	-26.3%	-26.6%	-24.7%	-24.2%	-21.7%	-15.0%	-12.1%
2008	8.9%	8.8%	9.9%	10.5%	10.4%	11.2%	9.7%	11.3%	8.5%	6.8%	0.9%	-5.1%

Stores opened greater than two years – Our stores opened greater than two years (store sites opened as follows: 2010 group – opened 2008 and earlier, 2009 group – opened 2007 and earlier, and 2008 group – opened 2006 and earlier) represent a consistent same-store view of our business. During each of the first three months in 2010 and each of the twelve months in 2009 and 2008, the stores opened greater than two years had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	0.6%	2.3%	9.6%
2009	-11.2%	-13.8%	-20.1%	-24.0%	-23.7%	-25.1%	-25.4%	-24.0%	-23.1%	-20.9%	-13.7%	-10.6%
2008	12.0%	11.1%	12.5%	13.1%	12.0%	12.0%	10.9%	12.8%	10.5%	8.1%	2.3%	-3.9%

All company sales – During each of the first three months in 2010 and each of the twelve months in 2009 and 2008, all of our selling locations combined had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	2.4%	4.4%	12.1%
2009	-8.5%	-10.5%	-17.4%	-21.0%	-20.7%	-22.5%	-22.9%	-21.4%	-20.8%	-18.7%	-12.0%	-8.6%
2008	15.6%	15.0%	16.9%	17.1%	16.0%	15.9%	14.8%	16.4%	14.3%	11.9%	6.8%	0.0%

The improvement in the first three months of 2010 continues the trend we saw in the latter half of 2009. The slow-down in the final three months of 2008 and all of 2009 relate to the general economic weakness in the global marketplace.

Several additional factors positively impacted our sales growth in the first quarter of 2010: (1) the strengthening Canadian dollar (when compared to the United States dollar) added approximately 0.9 percentage points to our daily sales growth and (2) our Holo-Krome business, which we acquired in December 2009, added approximately 0.6 percentage points to our daily sales growth.

One final thought regarding our store performance. Historically, our goal has been to have over 75% of our stores grow their daily sales in a given month. During the first three months of 2010, the daily sales of approximately 45% to 54% of our stores grew in a given month. During 2009 and 2008 this range was approximately 22% to 34% and 41% to 58%, respectively.

SALES TRENDS:

We find it helpful to think about the monthly sequential changes in our business using the analogy of climbing a stairway – This stairway has several predictable landings where there is a pause in the sequential gain (i.e. April, July, and October to December), but generally speaking, climbs from January to October. The October landing then establishes the benchmark for the start of the next year.

ITEM 2 – (Continued)

History has identified these landings in our business cycle. They generally relate to months with impaired business days (certain holidays). The first landing centers on Easter, which alternates between March and April (Easter occurred in April 2009 and April 2010), the second landing centers on July 4th, and the third landing centers on the approach of winter with its seasonal impact on primarily our construction business and with the Christmas / New Year holidays. The holidays we noted impact the trends because they either move from month-to-month or because they move around during the week.

The table below shows the pattern to the sequential change in our daily sales. The line labeled ‘Past’ is an historical average of the sequential daily sales change for the period 1998 to 2003. We chose this time frame because it had similar characteristics, a weaker industrial economy in North America, and could serve as a benchmark for a possible trend line. The ‘2009’ and ‘2010’ lines represent our actual sequential daily sales changes. The ‘09Delta’ line is the difference between the ‘Past’ and ‘2009’, similarly, the ‘10Delta’ is the difference between the ‘Past’ and ‘2010’.

	Jan.(1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
Past	0.9%	3.3%	2.9%	-0.3%	3.4%	2.8%	-2.3%	2.6%	2.6%	-0.7%	-4.7%	-6.0%
2009	-18.3%	-2.6%	-1.4%	-4.9%	2.7%	1.7%	-3.6%	5.5%	3.3%	-0.7%	-2.0%	-9.0%
09Delta	-19.2%	-5.9%	-4.3%	-4.6%	-0.7%	-1.1%	-1.3%	2.9%	0.7%	0.0%	2.7%	-3.0%

2010	2.9%	-0.7%	5.9%
10Delta	2.0%	-4.0%	3.0%

(1) The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.

The 18.3% drop from October 2008 to January 2009 represents the immediate impact of the economy on our business. During this time frame, our daily sales change, on a year-over-year basis, dropped from 11.9% growth in October to a contraction of 8.5% in January. After January, the trend continued downward as the ‘Delta’ (or spread between the benchmark and the 2009 actual) in February, March, and April 2009 averaged a negative 4.9%. The daily sales contraction, on a year-over-year basis, was 21.0% in April. The ‘Delta’ from May 2009 to July 2009 was not as significant, averaging a negative 1.0%. While this period was still painful, it began to show what we believe was the bottom of the drop. Finally, in the period from August 2009 to December 2009, the ‘Delta’ improved, and averaged a positive 0.7%. The first quarter of 2010 began strong, our business exceeded the trend line in January, February took a step back due to inclement weather, and March reestablished the positive trend.

A graph of the sequential daily sales change pattern noted above, starting with a base of ‘100’ in the previous October and ending with the next October, would be as follows:

ITEM 2 – (Continued)

PATHWAY TO PROFIT AND ITS IMPACT ON OUR BUSINESS:

During April 2007 we disclosed our intention to alter the growth drivers of our business – For most of the preceding ten years, we used store openings as the primary growth driver of our business (our historical rate was approximately 14% new stores each year). As announced in April 2007, we began to add outside sales personnel into existing stores at a faster rate than historical patterns. We funded this sales force expansion with the occupancy savings generated by opening stores at the rate of 7% to 10% per year (see our disclosure below regarding the temporary slowing of our store growth in 2009 and the first half of 2010). Our goal was four-fold: (1) to continue growing our business at a similar rate with the new outside sales investment model, (2) to grow the sales of our average store to $125 thousand per month in the five year period from 2007 to 2012, (3) to enhance the profitability of the overall business by capturing the natural expense leverage that has historically occurred in our existing stores as their sales grow, and (4) to improve the performance of our business due to the more efficient use of working capital (primarily inventory) as our average sales volume per store increases. The economic weakness that dramatically worsened in the fall of 2008 and continued into 2009 and 2010 caused us to alter the ‘pathway to profit’ beginning in 2009. These changes centered on two aspects (1) temporarily slowing store openings to a range of 2% to 5%, and (2) stopping headcount additions except for store openings and for stores that are growing.

Our ‘pathway to profit’ initiative has slowly altered our cost structure over the last several years to increase the portion of our operating costs which are variable versus fixed. This dramatically improved our ability to manage through the current economic environment. As discussed in our third quarter 2009 release, we began to stabilize our store headcount in October 2009. From October 2009 to March 2010 our store full-time headcount has remained stable and our store full-time equivalent (FTE) headcount has increased from 6,944 to 6,993. This initiative allows us to focus on the three drivers of our business: (1) store headcount, (2) store (or unit) growth, and (3) average sales volume per store, which ultimately drives our level of profitability.

Our original goal was to hit the $125 thousand per month store average by 2012. We believe the duration of the economic weakness could delay the timing of when we achieve the $125 thousand per month average by several years. However, the current economic weakness only serves to strengthen our belief in the ‘pathway to profit’.

Future store openings – We indicated in our January 2010 earnings release our plan is to continue increasing the rate of store openings, with the goal of resuming our historical rate of openings of 7% to 10% in the second half of 2010. As of March 31, 2010, we expect to continue with this plan.

Store count on March 31, 2010 – During the first quarter of 2010 we opened 29 new stores (24 were traditional stores and 5 were strategic account stores). We closed five traditional store locations and converted one strategic account store location to a customer-only type. On March 31, 2010 we had 2,392 stores, this consisted of the 2,369 stores at the start of the year, plus the 29 stores we opened, less the five stores we closed, and less the one store we converted. Over the last several years, we have considered whether or not to close any store where (1) the lease for that store is up for renewal and (2) there is another store in reasonably close proximity to the customer base served by that store. We closed/consolidated eight stores in 2008, ten in 2009, and five in the first quarter of 2010. While we intend to continue this practice, we do not anticipate more than one or two potential closures for the remainder of 2010.

ITEM 2 – (Continued)

Store Count and Full-Time Equivalent (FTE) Headcount – In response to the ‘pathway to profit’, we increased both our store count (opening 7.5% and 8.1% new stores in calendar 2008 and 2007, respectively) and our store FTE headcount. However, the rate of increase in store locations has slowed (we opened 3.0% new stores in calendar 2009) and our FTE headcount for all types of personnel has been reduced since the economy weakened late in 2008. The number of stores at quarter end, the average FTE headcount per quarter, and the percentage change were as follows for each of the last five quarters and for first quarter of 2007, the last completed quarter before we began the ‘pathway to profit’:

	March 2010	December 2009	September 2009	June 2009	March 2009	March 2007
Store locations	2,392	2,369	2,352	2,350	2,342	2,073
% change (twelve months)	2.1%	2.5%	2.3%	3.4%	5.8%
% change since March 2007	15.4%	14.3%	13.5%	13.4%	13.0%

Store personnel - FTE	7,004	7,007	7,087	7,203	7,754	6,383
Distribution and manufacturing personnel - FTE	1,800	1,768	1,763	1,856	1,972	1,962
Administrative and sales support personnel - FTE	1,300	1,298	1,322	1,362	1,393	1,383
Total - average FTE headcount	10,104	10,073	10,172	10,421	11,119	9,728

% change (twelve months)
Store personnel - FTE	-9.7%	-15.1%	-14.4%	-9.2%	2.4%
Distribution and manufacturing personnel - FTE	-8.7%	-20.3%	-21.4%	-13.5%	-7.3%
Administrative and sales support personnel - FTE	-6.7%	-8.1%	-5.8%	1.1%	4.6%
Total - average FTE headcount	-9.1%	-15.2%	-14.7%	-8.8%	0.8%

% change since March 2007
Store personnel - FTE	9.7%	9.8%	11.0%	12.8%	21.5%
Distribution and manufacturing personnel - FTE	-8.3%	-9.9%	-10.1%	-5.4%	0.5%
Administrative and sales support personnel - FTE	-6.0%	-6.1%	-4.4%	-1.5%	0.7%
Total - average FTE headcount	3.9%	3.5%	4.6%	7.1%	14.3%

We have reduced our FTE headcount at our store locations 15.4% since our peak of 8,280 FTE headcount in the third quarter of 2008; much of this decrease relates to a reduction in part-time hours worked as our absolute headcount numbers related to store personnel declined by 7.9% during this time period. Since the first quarter of 2007, the last completed quarter before we began the ‘pathway to profit’, our store count is up 15.4%, our store FTE headcount is up 9.7% and our absolute store headcount has increased 22.7% from 6,849 to 8,404. During this timeframe, our non-store FTE headcount has decreased. We believe these fluctuations allow us to manage our expense in the short-term while maintaining our ability to sell into the marketplace.

ITEM 2 – (Continued)

Store Size and Profitability – The store groups listed in the table below, when combined with our strategic account stores, represented approximately 86% and 89% of our sales in the first quarter of 2010 and 2009, respectively. Strategic account stores are stores that are focused on selling to a group of strategic account customers in a limited geographic market. Our remaining sales (approximately 11% to 14%) relate to either: (1) our in-plant locations, (2) our direct Fastenal Cold Heading business (including our new Holo-Krome business acquired in December 2009), or (3) our direct import business. Our average store, excluding the business not sold through a store, had sales of $62,700 and $61,900 per month in the first quarter of 2010 and 2009, respectively. This average amount was $72,500 per month in the first quarter of 2007. The average age, number of stores, and pre-tax margin data by store size for the first quarter of 2010 and 2009, respectively, were as follows:

Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Margin Percentage
Three months ended March 31, 2010
$0 to $30,000	4.4	516	21.6%	-14.5%
$30,001 to $60,000	7.4	942	39.4%	11.2%
$60,001 to $100,000	10.1	561	23.5%	21.3%
$100,001 to $150,000	12.9	231	9.7%	24.6%
Over $150,000	16.2	111	4.6%	26.3%
Strategic Account Store		31	1.3%

Total		2,392	100.0%

Three months ended March 31, 2009
$0 to $30,000	3.8	605	25.8%	-23.4%
$30,001 to $60,000	6.6	836	35.7%	9.8%
$60,001 to $100,000	9.5	528	22.5%	20.1%
$100,001 to $150,000	11.9	231	9.9%	24.6%
Over $150,000	15.5	121	5.2%	26.8%
Strategic Account Store		21	0.9%

Total		2,342	100.0%

Note – Amounts may not foot due to rounding difference.

Our goal under the ‘pathway to profit’ is to increase the sales of our average store to approximately $125,000 per month (see earlier discussion). This will shift the store mix emphasis from the first three categories ($0 to $30,000, $30,001 to $60,000, and $60,001 to $100,000) to the last three categories ($60,001 to $100,000, $100,001 to $150,000, and over $150,000), and we believe will allow us to leverage our fixed cost and increase our overall productivity.

Note – Dollar amounts in this section are presented in whole dollars, not thousands.

ITEM 2 – (Continued)

STATEMENT OF EARNINGS INFORMATION (percentage of net sales) for the three-month periods ended March 31:

	Three-month period
	2010	2009
Net sales	100.0%	100.0%
Gross profit	51.1%	52.9%

Operating and administrative expenses	33.7%	36.8%
Loss on sale of property and equipment	0.0%	0.1%

Operating income	17.4%	16.0%

Interest income	0.0%	0.1%

Earnings before income taxes	17.4%	16.1%

Note – Amounts may not foot due to rounding difference.

Gross profit percentage for the first quarter of 2010 decreased from the same period in 2009. Sequentially, the gross profit percentage improved from the 49.9% in the fourth quarter of 2009. The gross profit percentage was 52.9%, 51.1%, 50.0% and 49.9% in the first, second, third, and fourth quarters of 2009, respectively.

The gross profit percentage drop in 2009 was driven by decreases in three components of gross profit: (1) transactional gross profit, (2) organizational gross profit, and (3) vendor incentive gross profit. The year-over-year impact was evenly split between these components. The transactional gross profit represents the gross profit realized due to the day-to-day fluctuations in customer pricing relative to product and freight costs. This component was negatively influenced by the competitive landscape in 2009 which depressed the prices we could charge for our products; however, this component has generally improved since August 2009. The organizational gross profit represents the component of gross profit we attribute to buying scale and efficiency gains. This component was negatively influenced by deflationary impacts in 2009 as we were selling inventory sourced at peak costs late in 2008. This component was magnified in 2009 due to the nature of our inventory turns and the dramatic decrease in sales activity during much of the year. However, this component improved in the first quarter of 2010 when compared to the fourth quarter of 2009. The third component relates to vendor volume allowances. The gross profit dollars associated with this component dropped dramatically in the second half of 2009. However, this component improved in the first quarter of 2010 when compared to the fourth quarter of 2009. We believe these three components will continue to improve as we progress into the remainder of 2010. This belief is based on (1) our focused effort to raise our transactional margin, (2) the bias we believe exists for some inflation in 2010 rather than the significant deflation we experienced in 2009, and (3) the reset of vendor allowance programs which tend to be calendar based.

Operating and administrative expenses improved in the first quarter of 2010 versus the first quarter of 2009. Sales grew 6.4% for the quarter, employee related expenses contracted 2.7% and all other expenses contracted 2.2%.

Historically, 65% to 70% of our operating and administrative expenses consist of employee related costs. The components are: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, and (3) education. During the first quarter of 2010 and the four quarters of 2009, this range has been reduced to 60% to 65% due to the factors noted below.

The payroll costs for the first quarter of 2010 decreased 4.1% from the first quarter of 2009 and increased 6.5% from the fourth quarter of 2009. The disparity between the decrease of 9.1% full-time equivalent headcount noted above and the 4.1% decrease is driven by several factors: (1) sales commissions earned were only nominally below 2009 (this decrease was due to the lower gross profit percentage, which has a meaningful impact on the commissions earned), (2) the total bonus expenses increased due to our profit growth, (3) the hours worked per employee nominally grew, and (4) our profit sharing expense grew.

ITEM 2 – (Continued)

Our health care costs in the first quarter of 2010 grew 21.5% over the first quarter in 2009. The increase in health care costs is due to the increase in the percentage of employees opting for expanded coverage as their spouses have lost their insurance coverage at other employers due to the current economic environment, increases in COBRA costs due to changes in federal funding within COBRA, and an increase in health care utilization when compared to previous years.

The remaining costs within our operating and administrative expenses decreased 2.2% from the first quarter of 2009 and increased 7.2% from the fourth quarter of 2009. Occupancy expenses decreased 1.7% from the first quarter of 2009 and increased 8.8% from the fourth quarter of 2009. The sequential change was driven by heating costs during the winter months. Net transportation costs included in operating and administrative expenses increased 8.1% from the first quarter of 2009 and 16.1% from the fourth quarter of 2009. This was driven by our increased activity as demonstrated in our sales growth and by an increase in per gallon fuel prices.

The last several years have seen meaningful swings in the cost of diesel fuel and gasoline – During the first quarter of 2010, our total vehicle fuel costs were approximately $6.4 million. During the first, second, third, and fourth quarters of 2009, our total vehicle fuel costs were approximately $5.2 million, $5.7 million, $6.2 million, and $6.1 million, respectively. The changes resulted from variations in fuel costs, variations in the service levels provided to our stores from our distribution centers, and changes in the number of vehicles at our store locations. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of goods and the fuel utilized in our store delivery vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50:50 between distribution and store use).

The average per gallon fuel costs and the percentage change (on a year-over-year basis) for the last three years was as follows:

Per gallon average price	1st	2nd	3rd	4th
	2010 - Quarter
Diesel fuel	$2.89
Gasoline	$2.68

	2009 - Quarter
Diesel fuel	$2.19	2.29	2.61	2.70
Gasoline	$1.86	2.25	2.55	2.54

	2008 - Quarter
Diesel fuel	$3.47	4.30	4.38	3.11
Gasoline	$3.07	3.65	3.85	2.49

Per gallon price change	1st	2nd	3rd	4th
	2010 - Quarter
Diesel fuel	32.0%
Gasoline	44.1%

	2009 - Quarter
Diesel fuel	-36.9%	-46.7%	-40.4%	-13.2%
Gasoline	-39.4%	-38.4%	-33.8%	2.0%

Income taxes, as a percentage of earnings before income taxes, were approximately 38.2% and 38.1% for the first quarter of 2010 and 2009, respectively.

ITEM 2 – (Continued)

WORKING CAPITAL:

The year-over-year comparison and the related dollar and percentage changes related to accounts receivable and inventories were as follows:

	Balance at March 31,			Twelve Month Dollar Change		Twelve Month Percentage Change
	2010	2009	2008	2010	2009	2010	2009
Accounts receivable, net	$262,463	240,658	273,360	21,805	(32,702)	9.1%	-12.0%
Inventories	$507,243	555,283	494,360	(48,040)	60,923	-8.7%	12.3%

The accounts receivable increase of 9.1% from March 2009 to March 2010 was created by a daily sales increase of 4.4% and 12.1% in February and March 2010, respectively. The accounts receivable decrease of 12.0% from March 2008 to March 2009 relates to a daily sales decrease of 10.5% and 17.4% in February and March 2009, respectively. A portion of our inventory procurement has a longer lead time than our ability to foresee sales trends; therefore, the drop in sales growth activity in the fourth quarter of 2008 and during the first quarter of 2009 continued to result in inventory consumption that was less than the amount of inbound product, with the exception of March 2009. The inventory decrease noted in March 2009 continued through most of the remainder of 2009 and into 2010. Our inventory dropped approximately $9,000, $36,000, and $21,000 during the first, second, and third quarters of 2009, respectively. The inventory grew by approximately $10,000 in the fourth quarter of 2009; approximately half of this increase related to our December 2009 acquisition of Holo-Krome and the balance related to an increase in inventory stocking at our distribution centers to support the improving sales trends we have seen since August 2009. During the first quarter of 2010, our inventory decreased approximately $1,200.

BALANCE SHEET AND CASH FLOW:

Our balance sheet continues to be very strong and our operations have good cash generating characteristics. During the first quarter of 2010, we generated $79,028 (or 141% of net earnings) of operating cash flow. Our first quarter typically has stronger cash flow characteristics due to the timing of tax payments; this benefit reverses itself in the second, third, and fourth quarters as income tax payments go out in April, June, September, and December. The remaining amounts of cash flow from operating activities are largely linked to the pure dynamics of a distribution business and its strong correlation to working capital as discussed above.

The strong free cash flow (operating cash flow less net capital expenditures) during 2009 allowed us to increase our first dividend payment (declared January 2010 and paid in February 2010) by 14.3% (from $.35 per share in 2009 to $.40 per share in 2010).

STOCK REPURCHASE:

In July 2009, we announced our Board of Directors had authorized purchases by us of up to 2,000,000 shares of our common stock. This authorization replaced any unused authorization previously approved by our Board of Directors. During 2009, we purchased 1,100,000 shares of our outstanding stock at an average price of approximately $37.37 per share. These purchases occurred in the fourth quarter of 2009. We did not purchase any stock in the first quarter of 2010.

SALES BY PRODUCT LINE:

The mix of sales from the original fastener product line and from the newer product lines was as follows:

	Three-month period
	2010	2009

Fastener product line	49.8%	50.7%
Newer product lines	50.2%	49.3%

	100.0%	100.0%

CRITICAL ACCOUNTING POLICIES:

A discussion of the critical accounting policies related to accounting estimates is contained in our 2009 Annual Report on Form 10-K.

ITEM 2 – (Continued)

LIQUIDITY AND CAPITAL RESOURCES:

Cash flow activity in dollars and as a percentage of net earnings was as follows:

	Three-month period
	2010	2009

Net cash provided by operating activities	$79,028	93,534
Net cash used in investing activities	$6,509	17,016
Net cash used in financing activities	$58,972	51,986

Net cash provided by operating activities	141.0%	192.1%
Net cash used in investing activities	11.6%	34.9%
Net cash used in financing activities	105.2%	106.8%

Net cash provided by operating activities decreased from the prior year. This decrease was driven by the impact of an increase in accounts receivable and in trade payables due to our sales and purchasing growth in 2010, particularly in March. During 2009, our accounts receivable and trade payables decreased due to the dramatic decrease in sales and purchasing activity.

Net cash used in investing activities changed primarily due to changes in capital expenditures and short-term investments. Property and equipment expenditures in the first three months of 2010 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, and (6) the expansion of Fastenal’s distribution/trucking fleet. Property and equipment expenditures in the same period of 2009, consisted of these same types of items as well as the additional cost related to the expansion of our Indianapolis, Indiana master distribution center and, to a lesser degree, our Denton, Texas regional distribution center. Disposals of property and equipment in the same periods consisted of the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business and the disposition of real estate relating to several store locations.

Cash requirements for property and equipment expenditures were satisfied from net earnings, cash on hand, and the proceeds of disposals. As of March 31, 2010, we had no material outstanding commitments for capital expenditures. We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from our borrowing capacity.

Net cash used in financing activities consisted of the payment of dividends. Our dividend payout in the first three months of 2010 increased 13.4% over the same period in 2009.

A discussion of the nature and amount of future cash commitments is contained in our 2009 Annual Report on Form 10-K.

ITEM 2 – (Continued)

Certain Risks and Uncertainties— This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding (1) our anticipated sales growth in the near future and our goals regarding sales growth, (2) the goals of our long-term growth strategy, ‘pathway to profit’, including the anticipated rate of new store openings, planned additions to our outside sales personnel, the expected funding of such additions out of cost savings resulting from the slowing of the rate of new store openings, the growth in average store sales expected to result from this strategy, our ability to capture leverage and working capital efficiency expected to result from this strategy, and our ability to increase overall productivity as a result of this strategy, (3) our ability to manage our employee related costs in the short-term while maintaining our sales, (4) our ability to improve our gross profit percentage in 2010, (5) our intent to stabilize our total store headcount and increase our range of store openings commencing in the second half of 2010, (6) our intent to continue the practice of rationalizing store locations at the end of a lease and our expectations regarding the number of store closures in 2010, (7) the funding of our expansion plans, and (8) our expectation that total unrecognized tax benefits will not change significantly during the next twelve months. The following factors are among those that could cause the Company’s actual results to differ materially from those predicted in such forward-looking statements: (1) a prolonged downturn in the economy, a significant decline in industrial production, or a change, from that projected, in the number of North American markets able to support new stores could cause store openings to change from that expected and could impede our sales growth, (2) a prolonged downturn in the economy, changes in the expected rate of new store openings, difficulties in successfully attracting and retaining additional qualified outside sales personnel, and difficulties in changing our sales process could adversely impact our ability to achieve the goals of our ‘pathway to profit’ initiative, (3) a worsening trend in the economy, or changes in government regulations, could make it difficult to effectively manage our employee related costs in the short-term while maintaining sales, (4) a prolonged downturn in the economy, additional deflation, or a change in our purchasing patterns could affect our ability to improve our gross profit percentage in 2010, (5) a prolonged downturn in the economy could affect our ability to stabilize our total store headcount and increase our range of store openings commencing in 2010 and could impact our store rationalization practice, (6) a change in our ability to generate free cash flow resulting from a slowdown in our sales or our inability to manage expenses could negatively impact the funding of our expansion plans, and (7) changes in tax law or changes in the interpretation of tax law at the federal, state or local level could impact our expectation about total unrecognized tax benefits during the next twelve months. A discussion of other risks and uncertainties which could cause our operating results to vary from anticipated results or which could materially adversely effect our business, financial condition, or operating results is included in our 2009 Annual Report on Form 10-K under the sections captioned Certain Risks and Uncertainties and Item 1A – Risk Factors. We assume no obligation to update any forward-looking statements or any discussions of risks and uncertainties.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks from changes in interest rates, foreign currency exchange rates, commodity steel pricing, and commodity fuel prices. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:

Interest Rates— We have a line of credit totaling $8 million which expires on July 20, 2010. The line bears interest at 0.9% over the LIBOR rate. On March 31, 2010 there was $0 outstanding on the line. We pay no fee for the unused portion of the line of credit.

Foreign Currency Exchange Rates— Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at March 31, 2010.

Commodity Steel Pricing— We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. During the last decade, there has been nominal movement in overall steel pricing, with some deflation occurring in the wake of the economic crisis of the Far East markets that occurred in the late 1990’s. This trend reversed to inflation in the period from late 2003 to the early part of 2005 and again from mid 2007 to the fall of 2008. Since the fall of 2008, there has been fluctuation between nominal inflation and deflation. Currently, there is nominal inflation. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.

Commodity Fuel Prices— We have market risk for changes in gasoline and diesel fuel costs. Historically this risk has been mitigated over time by our ability to pass freight costs to our customers and the efficiency of our trucking distribution network.

ITEM 4 – CONTROLS AND PROCEDURES

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

PART II—OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In early February 2010, we received a letter from a fastener supplier dated January 26, 2010. This letter threatened to sue us for our alleged violation of an exclusive distribution arrangement this supplier believes exists between our organizations. In addition, this supplier provided a press release and a video regarding the claim that they threatened to make public unless we agree to mediation of the claim. Shortly after receipt of this letter, we performed a preliminary internal review to understand (1) who this supplier was and (2) the nature of our relationship with this supplier. Based on that review, we determined that this supplier manufacturers a niche type of fastener and that the total volume of purchases by us, from all suppliers, over the purported term of the alleged exclusivity arrangement of this niche type of fastener does not exceed $1 million. Following completion of our preliminary internal review, we requested additional information and documentation from the supplier. The supplier’s response failed to provide the requested information and documentation. By letter dated February 26, 2010, we quantified for the supplier our total volume of purchases as discussed above and informed the supplier that we believed their claim was grossly exaggerated and completely unsupported. We have not received any response to our February 26 letter. Based on this information, we believe that the prospect that we will incur a material liability as a result of this claim is remote. While we are not required to disclose this matter under the rules of the SEC, we believe that disclosure is prudent due to the alleged amount of the claim and the threat to make these allegations public.

ITEM 1A – RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Item 2 of Part I above and in our most recently filed Annual Report on Form 10-K under Certain Risks and Uncertainties and Item 1A – Risk Factors. There has been no material change in those risk factors.

ITEM 6 – EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company, as amended (incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 10-K for the year ended December 31, 2008)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from Fastenal Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on April 27, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

/s/ Willard D. Oberton
(Willard D. Oberton, Chief Executive Officer)
(Duly Authorized Officer)

Date April 27, 2010	/s/ Daniel L. Florness
(Daniel L. Florness, Chief Financial Officer)
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	(Incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company, as amended	(Incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 10-K for the year ended December 31, 2008)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed

101.INS	XBRL Instance Document	Electronically Filed
101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically Filed