Form 10-Q
period 2010-06-30
FASTENAL CO
filed 2010-07-23
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010, or

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at July 21, 2010
Common Stock, $.01 par value	147,430,712

FASTENAL COMPANY

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

Assets	(Unaudited) June 30, 2010	December 31, 2009

Current assets:
Cash and cash equivalents	$196,392	164,852
Marketable securities	24,464	24,400
Trade accounts receivable, net of allowance for doubtful accounts of $4,086	280,823	214,169
Inventories	522,214	508,405
Deferred income tax assets	14,760	12,919
Prepaid income taxes	—	11,657
Other current assets	49,833	45,962

Total current assets	1,088,486	982,364

Marketable securities	5,197	6,238
Property and equipment, less accumulated depreciation	344,465	335,004
Other assets, net	3,707	3,752

Total assets	$1,441,855	1,327,358

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$71,435	53,490
Accrued expenses	85,788	66,019
Income taxes payable	8,941	—

Total current liabilities	166,164	119,509

Deferred income tax liabilities	16,822	17,006

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 200,000,000 shares authorized, 147,430,712 shares issued and outstanding	1,474	1,474
Additional paid-in capital	2,333	333
Retained earnings	1,241,870	1,175,641
Accumulated other comprehensive income	13,192	13,395

Total stockholders’ equity	1,258,869	1,190,843

Total liabilities and stockholders’ equity	$1,441,855	1,327,358

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	(Unaudited) Six months ended June 30,		(Unaudited) Three months ended June 30,
	2010	2009	2010	2009

Net sales	$1,091,955	964,241	571,183	474,894

Cost of sales	528,384	463,088	273,525	232,389

Gross profit	563,571	501,153	297,658	242,505

Operating and administrative expenses	361,193	352,052	185,783	172,143
Loss on sale of property and equipment	106	752	39	424

Operating income	202,272	148,349	111,836	69,938

Interest income	522	720	289	464

Earnings before income taxes	202,794	149,069	112,125	70,402

Income tax expense	77,593	56,837	42,958	26,864

Net earnings	$125,201	92,232	69,167	43,538

Basic net earnings per share	$0.85	0.62	0.47	0.29

Diluted net earnings per share	$0.85	0.62	0.47	0.29

Basic weighted average shares outstanding	147,431	148,531	147,431	148,531

Diluted weighted average shares outstanding	147,510	148,531	147,579	148,531

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	(Unaudited) Six months ended June 30,
	2010	2009

Cash flows from operating activities:
Net earnings	$125,201	92,232
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	20,404	20,363
Loss on sale of property and equipment	106	752
Bad debt expense	3,370	4,689
Deferred income taxes	(2,025)	(3,064)
Stock based compensation	2,000	1,900
Amortization of non-compete agreement	34	34
Changes in operating assets and liabilities:
Trade accounts receivable	(70,024)	11,994
Inventories	(13,809)	45,128
Other current assets	(3,871)	15,493
Accounts payable	17,945	(12,699)
Accrued expenses	19,769	(12,010)
Income taxes	20,598	1,453
Other	(171)	1,287

Net cash provided by operating activities	119,527	167,552

Cash flows from investing activities:
Purchase of property and equipment	(32,211)	(32,638)
Proceeds from sale of property and equipment	2,240	3,686
Net decrease (increase) in marketable securities	977	(24)
Net decrease in other assets	11	34

Net cash used in investing activities	(28,983)	(28,942)

Cash flows from financing activities:
Purchase of common stock	—	—
Payment of dividends	(58,972)	(51,986)

Net cash used in financing activities	(58,972)	(51,986)

Effect of exchange rate changes on cash	(32)	1,151

Net increase in cash and cash equivalents	31,540	87,775

Cash and cash equivalents at beginning of period	164,852	85,892

Cash and cash equivalents at end of period	$196,392	173,667

Supplemental disclosure of cash flow information:
Cash paid during each period for income taxes	$59,020	55,384

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information and where otherwise noted)

June 30, 2010 and 2009

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

Dividends

On July 12, 2010, our board of directors declared a semi-annual dividend of $.42 per share of common stock to be paid in cash on September 3, 2010 to shareholders of record at the close of business on August 20, 2010.

Stock Options

During April 2009, April 2008, and April 2007, the Compensation Committee of our Board of Directors approved the grant under our employee stock option plan, effective at the close of business that day, of options to purchase approximately 395 thousand shares, 275 thousand shares, and 2.2 million shares, respectively, of our common stock.

On April 20, 2010, the Compensation Committee of our Board of Directors approved the grant under our employee stock option plan, effective at the close of business that day, of options to purchase approximately 265 thousand shares of our common stock at a strike price of $60.00 per share. The closing stock price on the date of grant was $54.26 per share.

All of the options noted above vest and become exercisable over a period of up to eight years. Each option will terminate, to the extent not previously exercised, 13 months after the end of the relevant vesting period. As of June 30, 2010, options granted in April 2007 had vested with respect to approximately 210 thousand shares. No other options were vested as of June 30, 2010.

Compensation expense equal to the grant date fair value will be recognized for all of these awards over the vesting period. The stock-based compensation expense for the six month periods ended June 30, 2010 and 2009 was $2,000 and $1,900, respectively. Unrecognized compensation expense related to outstanding stock options as of June 30, 2010 was $18,562 and is expected to be recognized over a weighted average period of 5.34 years. Any future changes in estimated forfeitures will impact this amount.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information and where otherwise noted)

June 30, 2010 and 2009

(Unaudited)

The fair value of each share-based option outstanding as of June 30, 2010, is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the following table. The expected life is the most significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time over which the employee groups will exercise their options, which is based on historical experience with similar grants. Expected volatilities are based on the movement of the Company’s stock over the most recent historical period equivalent to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury rate over the expected life at the time of grant. The dividend yield is estimated over the expected life based on our current dividend payout, our historical dividends paid, and our expected future cash dividends. The following table illustrates the share price information and assumptions used to determine fair value:

	Options Granted
	April 2010	April 2009	April 2008	April 2007
Strike price	$60.00	54.00	54.00	45.00
Closing market price on date of grant	$54.26	35.22	48.70	40.30

Weighted-average expected life of option in years	5.0	5.0	5.0	4.9
Weighted-average volatility	39.1%	38.8%	30.7%	31.6%
Risk free interest rate	2.6%	1.9%	2.7%	4.6%
Expected dividend yield	1.5%	1.0%	1.0%	1.0%
Weighted-average grant date fair value of stock option	$16.27	7.27	15.50	11.36

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to our employee stock option plan:

	Six-month period		Three-month period
	2010	2009	2010	2009
Basic - weighted shares outstanding	147,431	148,531	147,431	148,531
Weighted shares assumed upon exercise of stock options	79	0	148	0

Diluted - weighted shares outstanding	147,510	148,531	147,579	148,531

Any dilutive impact summarized above would relate to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive option securities then outstanding.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information and where otherwise noted)

June 30, 2010 and 2009

(Unaudited)

(3)	Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Six-month period		Three-month period
	2010	2009	2010	2009
Net earnings	$125,201	92,232	$69,167	43,538
Translation adjustment	(268)	2,435	(2,287)	4,994
Change in marketable securities	65	3	24	1

Total comprehensive income	124,998	94,670	66,904	48,533

(4)	Unrealized Investment Gains and Losses

The following tables show the fair value of our investments and the gross unrealized gains and losses of those investments for the six month period. This information is aggregated by the investment category and maturity of the investment.

	June 30, 2010
	Current		Non-current		Total
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
State and municipal bonds	$0	0	5,197	0	5,197	0
Government and agency securities	24,464	65	0	0	24,464	65

Total	$24,464	65	5,197	0	29,661	65

	June 30, 2009
	Current		Non-current		Total
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
State and municipal bonds	$497	0	805	3	1,302	3
Certificates of deposit or money market	419	0	0	0	419	0

Total	$916	0	805	3	1,721	3

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information and where otherwise noted)

June 30, 2010 and 2009

(Unaudited)

As was disclosed in our 2009 Annual Report on Form 10-K, we classify these securities as available-for-sale. Available-for-sale securities are recorded at fair value based on current market value. As of June 30, 2010, our financial assets that are measured at fair value on a recurring basis are debt securities. The government and agency securities have a maturity of 12 months and are valued using Level 1 inputs (Level 1 inputs are quoted prices in active markets for identical assets and liabilities which typically include exchange traded items). The state and municipal bonds have maturities ranging from more than one to 24 years and are valued using Level 2 inputs (Level 2 inputs are observable inputs that include Level 1 prices that have been adjusted, quoted prices for similar assets or liabilities, or quoted prices in less active exchanges). There have been no transfers between Level 1 and Level 2 during the six month period. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings, but are included in comprehensive income, and are reported as a separate component of stockholders’ equity until realized.

(5)	Operating Leases with Guarantees

We lease certain pick-up trucks under operating leases. These leases have a non-cancellable lease term of one year, with renewal options for up to 72 months. The pick-up truck leases include an early buy out clause we generally exercise, thereby giving the leases an effective term of 28-36 months. Certain operating leases for vehicles contain residual value guarantee provisions, which could become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration, of the leases that contain residual value guarantees, is approximately $14,433 at June 30, 2010. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreement is remote, except for a $1,517 loss on disposal reserve provided at June 30, 2010.

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

As of June 30, 2010 and 2009, the Company had $2,251 and $7,298, respectively, of liabilities recorded related to unrecognized tax benefits. Included in this liability for unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. The Company does not anticipate that total unrecognized tax benefits will change significantly during the next 12 months.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information and where otherwise noted)

June 30, 2010 and 2009

(Unaudited)

(7)	Contingencies

In early February 2010, we received a letter from a California fastener supplier dated January 26, 2010. This letter threatened to sue us for our alleged violation of an exclusive distribution arrangement this supplier believes exists between our organizations. In addition, this supplier provided a press release and a video regarding the claim that they threatened to make public unless we agree to mediation of the claim. Shortly after receipt of this letter, we performed a preliminary internal review to understand (1) who this supplier was and (2) the nature of our relationship with this supplier. Based on that review, we determined that this supplier manufactures a niche type of fastener and that the total volume of purchases by us, from all suppliers, over the purported term of the alleged exclusivity arrangement of this niche type of fastener does not exceed $1 million. Following completion of our preliminary internal review, we requested additional information and documentation from the supplier. The supplier’s response failed to provide the requested information and documentation. By letter dated February 26, 2010, we quantified for the supplier our total volume of purchases as discussed above and informed the supplier that we believed their claim was grossly exaggerated and completely unsupported. We have not received any direct response to our February 26 letter. On May 3, 2010, this supplier filed suit in Arkansas alleging damages. In response, we filed a motion to dismiss. It is too early to determine how this case will progress. Based on this information, we believe that the prospect that we will incur a material liability as a result of this claim is remote. While we are not required to disclose this matter under the rules of the SEC, we initially disclosed the existence of this threat in February 2010 as we believed that disclosure was prudent due to the alleged amount ($180 million) of the claim and the threat to make these allegations public.

In July of 2010, we received a letter from the Civil Division of the Department of Justice (the ‘DOJ’) advising that they intended to be ready to commence litigation against us regarding a contract we entered into with the United States General Services Administration (the ‘GSA’) in 2000. We discontinued the GSA contract in 2005. The letter is related to an audit conducted by the GSA Office of Inspector General (the ‘OIG’) in 2005-06 that suggested we had not complied with certain pricing and product requirement provisions, and had potentially overcharged government customers under the contract. We have communicated our disagreement with the audit report, and have participated in several meetings and discussions with the OIG and DOJ on these disputed issues during the past several years. A subpoena dated March 25, 2010 was sent to us from the DOJ seeking information about the Company’s position concerning our compliance under the contract, and we provided responsive information to the DOJ in May of 2010. Discussions between the DOJ and Fastenal relating to our compliance with the pricing and product requirement provisions under the contract are ongoing. The DOJ has currently offered to resolve this matter for a payment by us of $9.5 million and we have offered $750,000, which amount we have accrued. The timing and outcome of these discussions are uncertain and could include settlement or civil litigation by the DOJ to recover, among other amounts, treble damages and penalties under the False Claims Act. While this matter is not expected to have a material adverse effect on our financial position, an unfavorable resolution could result in payments by the Company. We continue to believe that we have complied with our obligations under the GSA contract in all material respects.

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

BUSINESS AND OPERATIONAL OVERVIEW:

Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of over 2,400 company owned stores. Most of our customers are in the manufacturing and construction markets. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance and repair operations (MRO). The construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our product include farmers, truckers, railroads, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our stores and customers are primarily located in North America.

Like most industrial and construction centric organizations, we have endured a roller coaster ride over the last 24 months. The third quarter of 2008 included the final months of an inflationary period related to both steel prices (approximately 50% of our sales consist of some type of fastener – nuts, bolts, screws, etc. – most of which are made of steel) and energy prices (a meaningful item for us given the amount of energy that is necessary in the production of our products and in the transportation of our products across North America in one of our over 5,000 vehicles on the road).

In the fourth quarter of 2008, and throughout much of 2009, this inflation turned to deflation. When the swings are dramatic, this can hurt our gross margins because we are selling expensive inventory on the shelf at declining prices. This hurt our gross margins in 2009. The drop in energy costs over the same period provided some relief, but it was small in comparison to the impact of deflation.

The discussion that follows includes information regarding our sales growth and our sales by product line during the second quarter of 2010. This information provides a nice summary view to understand the dynamics of the quarter. However, we feel the real story is told in the end market information, monthly sales changes, and sequential trends that follow – they explain the real impact of the market dynamics affecting us over this period of uncertainty.

As always, we discuss the Pathway to Profit – this is the cornerstone of our business evolution, and it influences everything we do. Remember, our business centers on our 2,400 plus stores – their individual success leads to the success of the entire organization over time. As you read the balance of the discussion on gross margin, operating expenses, profit growth, and working capital management, you will see our stores were able to make great strides in their endeavor to dig out of the economic hole known as 2009. We will continue to work to complete this task and resume our goal of Growth through Customer Service.

ITEM 2 – (Continued)

SALES GROWTH:

Net sales and growth rates in net sales were as follows:

	Six-month period		Three-month period
	2010	2009	2010	2009
Net sales	$1,091,955	964,241	$571,183	474,894
Percentage change	13.2%	-17.6%	20.3%	-21.4%

The increase in net sales in the first six months of 2010 came primarily from higher unit sales. Our growth in net sales was not meaningfully impacted by deflationary or inflationary price changes in our products or by the introduction of new products or services. The higher unit sales resulted primarily from increases in sales at older store locations (discussed below and again later in this document) and to a lesser degree the opening of new store locations in the last several years. The growth in net sales at the older store locations was due to the moderating impacts of the current recessionary environment, an environment which dramatically worsened late in 2008. The increase in net sales also resulted from the strengthening of the Canadian currency relative to the United States dollar and from our Holo-Krome business, which we acquired in December 2009. These two items added approximately 1.4 and 1.3 percentage points to our growth in the six month period and in the quarter ended June 30, 2010, respectively.

The impact of the economy is best reflected in the growth performance of our stores opened greater than ten years ago (store sites opened as follows: 2010 group – opened 2000 and earlier, and 2009 group – opened 1999 and earlier) and opened greater than five years ago (store sites opened as follows: 2010 group – opened 2005 and earlier, and 2009 group – opened 2004 and earlier). These two groups of stores are more cyclical due to the increased market share they enjoy in their local markets. The stores opened greater than two years ago represent a consistent “same store” view of our business (store sites opened as follows: 2010 group – opened 2008 and earlier, and 2009 group – opened 2007 and earlier). The daily sales change for each of these groups was as follows:

	Six-month period		Three-month period
	2010	2009	2010	2009
Store Age
Opened greater than 10 years ago	9.0%	-22.0%	16.4%	-26.6%
Opened greater than 5 years ago	8.7%	-21.0%	16.1%	-25.5%
Opened greater than 2 years ago	10.8%	-19.8%	17.7%	-24.2%

Note: The age groups above are measured as of the last day of each respective year.

SALES BY PRODUCT LINE:

The mix of sales from the original fastener product line and from the newer product lines was as follows:

	Six-month period		Three-month period
	2010	2009	2010	2009
Fastener product line	49.7%	50.2%	49.7%	49.7%
Newer product lines	50.3%	49.8%	50.3%	50.3%

	100.0%	100.0%	100.0%	100.0%

ITEM 2 – (Continued)

COMMENTS REGARDING END MARKETS, MONTHLY SALES CHANGES, AND SEQUENTIAL TRENDS

Note – Daily sales are defined as the sales for the period divided by the number of business days in the period.

This section focuses on three distinct views of our business – end markets, monthly sales changes, and sequential trends. We believe the end market discussion below provides insight into activities with our various types of customers. The next discussion of monthly sales changes provides a good mechanical view of our business based on the age of the store and the final discussion of sales trends provides a framework for understanding the sequential trends in our business since the market decline late in 2008.

END MARKETS:

Fluctuations in end market business – As we saw in 2009, the fluctuations caused by the weakened economy continue to have a substantial impact on our business. To place this in perspective – approximately 50% of our business has historically been with customers engaged in some type of manufacturing. On a year-over-year basis (that is, comparing a period to the comparable period in the prior year), the daily sales to these customers grew approximately 15.7% and 29.8% in the first and second quarters of 2010, respectively. In the first, second, third, and fourth quarters of 2009, the daily sales of this business contracted 16.0%, 25.2%, 22.8%, and 10.1%, respectively. For the year, our total sales to our manufacturing customers contracted 18.8% from 2008 to 2009. The 2009 contraction was more severe in our industrial production business (this is business where we supply products that become part of the finished goods produced by our customers) and less severe in the maintenance portion of our manufacturing business (this is business where we supply products that maintain the facility or the equipment of our customers engaged in manufacturing).

Our non-residential construction customers have historically represented 20% to 25% of our business. On a year-over-year basis, the daily sales of this business contracted approximately 14.7% in the first quarter of 2010 and grew 0.5% in the second quarter of 2010. In the first, second, third, and fourth quarters of 2009, the contraction was 6.4%, 19.6%, 25.3%, and 24.8%, respectively. The total sales contraction for 2009 was 19.4%.

On a sequential basis (that is, comparing a period to the immediately preceding period), the daily average sales to our manufacturing customers have improved each month since May 2009 (with the exception of July and December 2009 and April 2010 due to the holiday impact and February 2010 due to the impact of poor weather). This reversed the negative trend which began in October 2008. This improvement has been partially offset by continued weakening in our non-residential construction business in 2009 and in the first four months of 2010. Our non-residential construction business enjoyed nominal growth in both May and June 2010.

MONTHLY SALES CHANGES:

Stores opened greater than five years – The impact of the economy, over time, is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2010 group – opened 2005 and earlier, 2009 group – opened 2004 and earlier, and 2008 group – opened 2003 and earlier). This store group is more cyclical due to the increased market share these stores enjoy in their local markets. During each of the first six months in 2010 and each of the twelve months in 2009 and 2008, the stores opened greater than five years had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	-2.1%	-0.5%	7.4%	14.9%	17.3%	16.2%
2009	-12.4%	-14.3%	-21.5%	-25.2%	-25.2%	-26.3%	-26.6%	-24.7%	-24.2%	-21.7%	-15.0%	-12.1%
2008	8.9%	8.8%	9.9%	10.5%	10.4%	11.2%	9.7%	11.3%	8.5%	6.8%	0.9%	-5.1%

ITEM 2 – (Continued)

Stores opened greater than two years – Our stores opened greater than two years (store sites opened as follows: 2010 group – opened 2008 and earlier, 2009 group – opened 2007 and earlier, and 2008 group – opened 2006 and earlier) represent a consistent same-store view of our business. During each of the first six months in 2010 and each of the twelve months in 2009 and 2008, the stores opened greater than two years had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	0.6%	2.3%	9.6%	16.3%	18.5%	18.3%
2009	-11.2%	-13.8%	-20.1%	-24.0%	-23.7%	-25.1%	-25.4%	-24.0%	-23.1%	-20.9%	-13.7%	-10.6%
2008	12.0%	11.1%	12.5%	13.1%	12.0%	12.0%	10.9%	12.8%	10.5%	8.1%	2.3%	-3.9%

All company sales – During each of the first six months in 2010 and each of the twelve months in 2009 and 2008, all of our selling locations combined had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	2.4%	4.4%	12.1%	18.6%	21.1%	21.1%
2009	-8.5%	-10.5%	-17.4%	-21.0%	-20.7%	-22.5%	-22.9%	-21.4%	-20.8%	-18.7%	-12.0%	-8.6%
2008	15.6%	15.0%	16.9%	17.1%	16.0%	15.9%	14.8%	16.4%	14.3%	11.9%	6.8%	0.0%

The improvement in the first six months of 2010 continues the trend we saw in the latter half of 2009. The slow-down in the final three months of 2008 and all of 2009 relate to the general economic weakness in the global marketplace.

Several additional factors positively impacted our sales growth in the first six months of 2010: (1) the strengthening Canadian dollar (when compared to the United States dollar) added approximately 0.9 percentage points to our daily sales growth and (2) our Holo-Krome business, which we acquired in December 2009, added approximately 0.5 percentage points to our daily sales growth.

SEQUENTIAL TRENDS:

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

ITEM 2 – (Continued)

The table below shows the pattern to the sequential change in our daily sales. The line labeled ‘Past’ is an historical average of the sequential daily sales change for the period 1998 to 2003. We chose this time frame because it had similar characteristics, a weaker industrial economy in North America, and could serve as a benchmark for a possible trend line. The ‘2009’ and ‘2010’ lines represent our actual sequential daily sales changes. The ‘09Delta’ line is the difference between the ‘Past’ and ‘2009’; similarly, the ‘10Delta’ is the difference between the ‘Past’ and ‘2010’.

	Jan.(1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
Past	0.9%	3.3%	2.9%	-0.3%	3.4%	2.8%	-2.3%	2.6%	2.6%	-0.7%	-4.7%	-6.0%
2009	-18.3%	-2.6%	-1.4%	-4.9%	2.7%	1.7%	-3.6%	5.5%	3.3%	-0.7%	-2.0%	-9.0%
09Delta	-19.2%	-5.9%	-4.3%	-4.6%	-0.7%	-1.1%	-1.3%	2.9%	0.7%	0.0%	2.7%	-3.0%

2010	2.9%	-0.7%	5.9%	0.6%	4.8%	1.7%
10Delta	2.0%	-4.0%	3.0%	0.9%	1.4%	-1.1%

(1) The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.

The 18.3% drop from October 2008 to January 2009 represents the immediate impact of the economy on our business. During this time frame, our daily sales change, on a year-over-year basis, dropped from 11.9% growth in October to a contraction of 8.5% in January. After January, the trend continued downward as the ‘Delta’ (or spread between the benchmark and the 2009 actual) in February, March, and April 2009 averaged a negative 4.9%. The daily sales contraction, on a year-over-year basis, was 21.0% in April. The ‘Delta’ from May 2009 to July 2009 was not as significant, averaging a negative 1.0%. While this period was still painful, it began to show what we believe was the bottom of the drop. Finally, in the period from August 2009 to December 2009, the ‘Delta’ improved, and averaged a positive 0.7%. The first six months of 2010 began strong, our business exceeded the trend line in January, February took a step back due to inclement weather, and March reestablished the trend of being at or above the trend line.

A graph of the sequential daily sales change pattern noted above, starting with a base of ‘100’ in the previous October and ending with the next October, would be as follows:

ITEM 2 – (Continued)

PATHWAY TO PROFIT AND ITS IMPACT ON OUR BUSINESS:

During April 2007 we disclosed our intention to alter the growth drivers of our business – For most of the preceding ten years, we used store openings as the primary growth driver of our business (our historical rate was approximately 14% new stores each year). As announced in April 2007, we began to add outside sales personnel into existing stores at a faster rate than historical patterns. We funded this sales force expansion with the occupancy savings generated by opening stores at the rate of 7% to 10% per year (see our disclosure below regarding the temporary slowing of our store growth in 2009 and 2010). Our goal was four-fold: (1) to continue growing our business at a similar rate with the new outside sales investment model, (2) to grow the sales of our average store to $125 thousand per month in the five year period from 2007 to 2012, (3) to enhance the profitability of the overall business by capturing the natural expense leverage that has historically occurred in our existing stores as their sales grow, and (4) to improve the performance of our business due to the more efficient use of working capital (primarily inventory) as our average sales volume per store increases. The economic weakness that dramatically worsened in the fall of 2008 and continued into 2009 and 2010 caused us to alter the ‘pathway to profit’ beginning in 2009. These changes centered on two aspects (1) temporarily slowing store openings to a range of 2% to 5% per year, and (2) stopping headcount additions except for store openings and for stores that are growing.

Our ‘pathway to profit’ initiative has slowly altered our cost structure over the last several years to increase the portion of our operating costs which are variable versus fixed. This dramatically improved our ability to manage through the current economic environment. As discussed in our third quarter 2009 release, we began to stabilize our store headcount in October 2009. From October 2009 to June 2010 our store full-time headcount has remained stable and our store full-time equivalent (FTE) headcount has increased from 6,944 to 7,309. This initiative also allows us to focus on the three drivers of our business: (1) store headcount, (2) store (or unit) growth, and (3) average sales volume per store, which ultimately drives our level of profitability.

Our original goal was to hit the $125 thousand per month store average by 2012. We believe the duration of the economic weakness could delay the timing of when we achieve the $125 thousand per month average by several years. However, the current economic weakness only serves to strengthen our belief in the ‘pathway to profit’.

Future store openings – We indicated in our January 2010 earnings release our plan is to continue increasing the rate of store openings, with the goal of resuming our historical rate of openings of 7% to 10% in the second half of 2010. As noted earlier, during the first six months of 2010, we opened 45 new stores, or an annualized rate of 3.8%. Based on current economic conditions, we anticipate opening 80 to 95 new stores during the second half of 2010, or an annualized rate of 6.8% to 8.0%.

Store count on June 30, 2010 – During the first six months of 2010 we opened 45 new stores (40 were traditional stores and five were strategic account stores). We closed seven traditional store locations and converted one strategic account store location to a customer-only type and converted one customer-only type to a strategic account store location. On June 30, 2010 we had 2,407 stores, this consisted of the 2,369 stores at the start of the year, plus the 45 stores we opened, and the one location we converted, less the seven stores we closed, and less the one store we converted. Over the last several years, we have considered whether or not to close any store where (1) the lease for that store is up for renewal and (2) there is another store in reasonably close proximity to the customer base served by that store. We closed/consolidated eight stores in 2008, ten in 2009, and seven in the first six months of 2010. While we intend to continue this practice, we do not anticipate more than one or two potential closures for the remainder of 2010.

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

	June 2010	March 2010	December 2009	September 2009	June 2009	March 2007
Store locations	2,407	2,392	2,369	2,352	2,350	2,073
% change (twelve months)	2.4%	2.1%	2.5%	2.3%	3.4%
% change since March 2007	16.1%	15.4%	14.3%	13.5%	13.4%

Store personnel - FTE	7,118	7,004	7,007	7,087	7,203	6,383
Distribution and manufacturing personnel - FTE	1,884	1,800	1,768	1,763	1,856	1,962
Administrative and sales support personnel - FTE	1,298	1,300	1,298	1,322	1,362	1,383
Total - average FTE headcount	10,300	10,104	10,073	10,172	10,421	9,728

% change (twelve months)
Store personnel - FTE	-1.2%	-9.7%	-15.1%	-14.4%	-9.2%
Distribution and manufacturing personnel - FTE	1.5%	-8.7%	-20.3%	-21.4%	-13.5%
Administrative and sales support personnel - FTE	-4.7%	-6.7%	-8.1%	-5.8%	1.1%
Total - average FTE headcount	-1.2%	-9.1%	-15.2%	-14.7%	-8.8%

% change since March 2007
Store personnel - FTE	11.5%	9.7%	9.8%	11.0%	12.8%
Distribution and manufacturing personnel - FTE	-4.0%	-8.3%	-9.9%	-10.1%	-5.4%
Administrative and sales support personnel - FTE	-6.1%	-6.0%	-6.1%	-4.4%	-1.5%
Total - average FTE headcount	5.9%	3.9%	3.5%	4.6%	7.1%

We have reduced our FTE headcount at our store locations 14.0% since our peak of 8,280 FTE headcount in third quarter of 2008, much of this decrease relates to a reduction in part-time hours worked as our absolute headcount numbers related to store personnel declined by 5.8% during this time period. Since the first quarter of 2007, the last completed quarter before we began the ‘pathway to profit’, our store count is up 16.1%, our store FTE headcount is up 11.5% and our absolute store headcount has increased 25.0% from 6,732 to 8,415. During this timeframe, our non-store FTE headcount has decreased. We believe these fluctuations allow us to manage our expense in the short-term while maintaining our ability to sell into the marketplace.

ITEM 2 – (Continued)

Store Size and Profitability – The store groups listed in the table below, when combined with our strategic account stores, represented approximately 87% and 89% of our sales in the second quarter of 2010 and 2009, respectively. Strategic account stores are stores that are focused on selling to a group of strategic account customers in a limited geographic market. Our remaining sales (approximately 11% to 13%) relate to either: (1) our in-plant locations, (2) our direct Fastenal Cold Heading business (including our new Holo-Krome business acquired in December 2009), or (3) our direct import business. Our average store, excluding the business not sold through a store, had sales of $68,980 and $60,400 per month in the second quarter of 2010 and 2009, respectively. This average amount was $74,300 per month in the second quarter of 2007. The average age, number of stores, and pre-tax margin data by store size for the second quarter of 2010 and 2009, respectively, were as follows:

Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Margin Percentage
Three months ended June 30, 2010
$0 to $30,000	4.3	429	17.8%	-10.3%
$30,001 to $60,000	6.9	896	37.2%	13.4%
$60,001 to $100,000	9.6	609	25.3%	23.0%
$100,001 to $150,000	11.8	296	12.3%	26.2%
Over $150,000	16.0	145	6.0%	28.2%
Strategic Account Store		32	1.3%

Total		2,407	100.0%

Three months ended June 30, 2009
$0 to $30,000	3.9	583	24.8%	-20.9%
$30,001 to $60,000	6.5	884	37.6%	8.7%
$60,001 to $100,000	9.5	548	23.3%	19.2%
$100,001 to $150,000	12.2	206	8.8%	23.4%
Over $150,000	15.9	107	4.6%	26.4%
Strategic Account Store		22	0.9%

Total		2,350	100.0%

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

Note – Dollar amounts in this section are presented in whole dollars, not thousands.

ITEM 2 – (Continued)

STATEMENT OF EARNINGS INFORMATION (percentage of net sales) for the periods ended June 30:

	Six-month period		Three-month period
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	51.6%	52.0%	52.1%	51.1%

Operating and administrative expenses	33.1%	36.5%	32.5%	36.2%
Loss on sale of property and equipment	0.0%	0.1%	0.0%	0.1%

Operating income	18.5%	15.4%	19.6%	14.7%

Interest income	0.0%	0.1%	0.0%	0.1%

Earnings before income taxes	18.5%	15.5%	19.6%	14.8%

Note – Amounts may not foot due to rounding difference.

Gross profit percentage for the first half of 2010 decreased from the same period in 2009; however, the gross profit percentage for the second quarter of 2010 increased from the same period in 2009. Sequentially, the gross profit percentage in the second quarter of 2010 improved from 49.9% and 51.1% in the fourth quarter of 2009 and the first quarter of 2010, respectively. The gross profit percentage was 52.9%, 51.1%, 50.0% and 49.9% in the first, second, third, and fourth quarters of 2009, respectively.

The gross profit percentage drop in 2009 was driven by decreases in three components of gross profit: (1) transactional gross profit, (2) organizational gross profit, and (3) vendor incentive gross profit. The transactional gross profit represents the gross profit realized due to the day-to-day fluctuations in customer pricing relative to product and freight costs. This component was negatively influenced by the competitive landscape in 2009 which depressed the prices we could charge for our products; however, this component has generally improved since August 2009. The organizational gross profit represents the component of gross profit we attribute to buying scale and efficiency gains. This component was negatively influenced by deflationary impacts in 2009 as we were selling inventory sourced at peak costs late in 2008. This component was magnified in 2009 due to the nature of our inventory turns and the dramatic decrease in sales activity during much of the year. However, this component improved in the first and second quarters of 2010 when compared to the fourth quarter of 2009. The third component relates to vendor volume allowances. The gross profit dollars associated with this component dropped dramatically in the second half of 2009. However, this component improved in the first and second quarters of 2010 when compared to the fourth quarter of 2009. We believe these first two components will continue to improve as we progress into the remainder of 2010. This belief is based on (1) our focused effort to raise our transactional margin and (2) the bias we believe exists for some inflation in 2010 rather than the significant deflation we experienced in 2009. The third component has largely recovered during the second quarter to the levels in place in 2008 and in early 2009. This recovery was driven by the reset of vendor allowance programs which tend to be calendar based. The three components above contributed approximately three-fourths of the one percentage point improvement in gross margin from 51.1% in the first quarter of 2010. Their relative contribution was similar.

Operating and administrative expenses improved relative to sales in the second quarter of 2010 versus the second quarter of 2009. Sales grew 20.3% for the quarter; employee related expenses grew 13.7% and all other expenses contracted 1.8%.

Historically, 65% to 70% of our operating and administrative expenses consist of employee related costs. The components would be: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, and (3) education. During the first quarter of 2010 and all four quarters of 2009, this range had reduced to 60% to 65% due to the factors noted below. During the second quarter of 2010, this range moved back to the historical level.

ITEM 2 – (Continued)

The payroll cost component for the second quarter of 2010 increased 15.3% from the same quarter in 2009 and increased 14.1% from the first quarter of 2010. The disparity between the full-time equivalent headcount decrease noted earlier and the 15.3% annual increase is driven by several factors: (1) sales commissions earned grew more than 30.0% over the same period in 2009 (this increase was amplified by the sales growth and the gross margin expansion, both of which have a meaningful impact on the commissions earned), (2) the total bonus expenses increased due to our profit growth, (3) the hours worked per employee grew, and (4) our profit sharing expense grew.

Our health care costs in the second quarter of 2010 declined from the second quarter of 2009; however, year-to-date they increased. The increase in health care costs in 2009 and the first quarter of 2010 are due to the increase in the percentage of employees opting for expanded coverage as their spouses lost their insurance coverage at other employers, increases in COBRA costs due to changes in federal funding within COBRA, and an increase in health care utilization when compared to previous years. These conditions still exist in the second quarter of 2010; however, the spike in costs in the second quarter of 2009 changed the comparison.

The remaining costs within our operating and administrative expenses decreased 1.8% from the second quarter of 2009 and decreased 3.4% from the first quarter of 2010. Occupancy expenses increased 3.6% from the second quarter of 2009 and decreased 6.9% from the first quarter of 2010. The annual change in occupancy expense was driven by increases in utilities and taxes as our rent paid increased by 1.5%. The sequential change was driven by the drop in heating costs since the winter months. Net transportation costs included in operating and administrative expenses decreased 6.6% from the second quarter of 2009 and 1.8% from the first quarter of 2010. The decrease from the second quarter of 2009 was driven by an improvement in the vehicle resale market which increased our vehicle costs in 2009, and the decrease from the first quarter of 2010 was driven by good expense discipline.

The last several years have seen meaningful swings in the cost of diesel fuel and gasoline – During the first and second quarters of 2010, our total vehicle fuel costs were approximately $6.4 million and $6.8 million, respectively. During the first, second, third, and fourth quarters of 2009, our total vehicle fuel costs were approximately $5.2 million, $5.7 million, $6.2 million, and $6.1 million, respectively. The changes resulted from variations in fuel costs, variations in the service levels provided to our stores from our distribution centers, and changes in the number of vehicles at our store locations. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of goods and the fuel utilized in our store delivery vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50:50 between distribution and store use).

ITEM 2 – (Continued)

The average per gallon fuel costs and the percentage change (on a year-over-year basis) for the last three years was as follows:

Per gallon average price	1st	2nd	3rd	4th
	2010 - Quarter
Diesel fuel	$2.89	3.06
Gasoline	$2.68	2.80

	2009 - Quarter
Diesel fuel	$2.19	2.29	2.61	2.70
Gasoline	$1.86	2.25	2.55	2.54

	2008 - Quarter
Diesel fuel	$3.47	4.30	4.38	3.11
Gasoline	$3.07	3.65	3.85	2.49

Per gallon price change	1st	2nd	3rd	4th
	2010 - Quarter
Diesel fuel	32.0%	33.6%
Gasoline	44.1%	24.4%

	2009 - Quarter
Diesel fuel	-36.9%	-46.7%	-40.4%	-13.2%
Gasoline	-39.4%	-38.4%	-33.8%	2.0%

Income taxes, as a percentage of earnings before income taxes, were approximately 38.3% and 38.1% for the first six months of 2010 and 2009, respectively.

WORKING CAPITAL:

The year-over-year comparison and the related dollar and percentage changes related to accounts receivable and inventories were as follows:

	Balance at June 30,			Twelve Month Dollar Change		Twelve Month Percentage Change
	2010	2009	2008	2010	2009	2010	2009
Accounts receivable, net	$280,823	228,257	292,056	52,566	(63,799)	23.0%	-21.8%
Inventories	522,214	519,119	507,989	3,095	11,130	0.6%	2.2%

The accounts receivable increase of 23.0% from June 2009 to June 2010 was created by a daily sales increase of 21.1% in both May and June 2010. The accounts receivable decrease of 21.8% from June 2008 to June 2009 relates to a daily sales decrease of 20.7% and 22.5% in May and June 2009, respectively. A portion of our inventory procurement has a longer lead time than our ability to foresee sales trends; therefore, the drop in sales growth activity in the fourth quarter of 2008 and during the first two months of 2009 continued to result in inventory consumption that was less than the amount of inbound product. The inventory decrease began in March 2009 continued through most of 2009 and into the first quarter of 2010. Our inventory dropped approximately $9,000, $36,000, and $21,000 during the first, second, and third quarters of 2009, respectively. The inventory grew by approximately $10,000 in the fourth quarter of 2009; approximately half of this increase related to our December 2009 acquisition of Holo-Krome and the balance related to an increase in inventory stocking at our distribution centers to support the improving sales trends we have seen since August 2009. At the beginning of the year, our goal was to hold inventory flat in 2010. During the first half of 2010, our inventory decreased approximately $1,000 in the first quarter and increased approximately $15,000 in the second quarter, or a $14,000 increase year-to-date. This is disappointing to us. We expected to increase our inventory approximately $10,000 in the first half of the year to support increased sales. This makes our goal of holding inventory flat in 2010 more challenging.

ITEM 2 – (Continued)

BALANCE SHEET AND CASH FLOW:

Our balance sheet continues to be very strong and our operations have good cash generating characteristics. During the second quarter of 2010, we generated $40,499 (or 58.6% of net earnings) of operating cash flow; year-to-date, we generated $119,527 (or 95.5% of net earnings) of operating cash flow. Our first quarter typically has stronger cash flow characteristics due to the timing of tax payments; this benefit reverses itself in the second, third, and fourth quarters as income tax payments go out in April, June, September, and December. The remaining amounts of cash flow from operating activities are largely linked to the pure dynamics of a distribution business and its strong correlation to working capital as discussed above.

The strong free cash flow (operating cash flow less net capital expenditures) during 2009 allowed us to increase our first semi-annual dividend payment (declared January 2010 and paid in February 2010) by 14.3% (from $.35 per share in 2009 to $.40 per share in 2010). On July 12, 2010 our Board of Directors declared our second semi-annual dividend payment for 2010 of $0.42 per share, a 13.5% increase over the second dividend payment of $0.37 per share in 2009. This dividend is payable in September 2010.

STOCK REPURCHASE:

In July 2009, we announced our Board of Directors had authorized purchases by us of up to 2,000,000 shares of our common stock. This authorization replaced any unused authorization previously approved by our Board of Directors. During 2009, we purchased 1,100,000 shares of our outstanding stock at an average price of approximately $37.37 per share. These purchases occurred in the fourth quarter of 2009. We did not purchase any stock in the first half of 2010.

CRITICAL ACCOUNTING POLICIES:

A discussion of the critical accounting policies related to accounting estimates is contained in our 2009 Annual Report on Form 10-K.

ITEM 2 – (Continued)

LIQUIDITY AND CAPITAL RESOURCES:

Cash flow activity in dollars and as a percentage of net earnings was as follows:

	2010	2009
Net cash provided by operating activities	$119,527	167,552
Net cash used in investing activities	$28,983	28,942
Net cash used in financing activities	$58,972	51,986

Net cash provided by operating activities	95.5%	181.7%
Net cash used in investing activities	23.1%	31.4%
Net cash used in financing activities	47.1%	56.4%

Net cash provided by operating activities decreased from the prior year. This decrease was driven by a flip from sales contraction in 2009 to sales growth in 2010 and their expected impact on the working capital of a distribution business. These would include: accounts receivable changes, inventory and related accounts payable changes, and finally accrued expense and income tax payable changes.

Net cash used in investing activities changed primarily due to changes in capital expenditures and short-term investments. Property and equipment expenditures in the first six months of 2010 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, (6) the expansion of Fastenal’s distribution/trucking fleet, and (7) the addition of a manufacturing property in Connecticut to support our new Holo-Krome business into the future. Property and equipment expenditures in the same period of 2009, consisted of these same types of items (excluding item (7)) as well as the additional cost related to the expansion of our Indianapolis, Indiana master distribution center and, to a lesser degree, our Denton, Texas regional distribution center. Disposals of property and equipment in the same periods consisted of the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business and the disposition of real estate relating to several store locations.

Cash requirements for property and equipment expenditures were satisfied from net earnings, cash on hand, and the proceeds of disposals. As of June 30, 2010, we had no material outstanding commitments for capital expenditures. We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from our borrowing capacity.

Net cash used in financing activities consisted of the payment of dividends. Our dividend payout in the first six months of 2010 increased 13.4% over the same period in 2009.

A discussion of the nature and amount of future cash commitments is contained in our 2009 Annual Report on Form 10-K.

ITEM 2 – (Continued)

Certain Risks and Uncertainties— This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding (1) our anticipated sales growth in the near future and our goals regarding sales growth, (2) the goals of our long-term growth strategy, ‘pathway to profit’, including the anticipated rate of new store openings, planned additions to our outside sales personnel, the expected funding of such additions out of cost savings resulting from the slowing of the rate of new store openings, the growth in average store sales expected to result from this strategy, our ability to capture leverage and working capital efficiency expected to result from this strategy, and our ability to increase overall productivity as a result of this strategy, (3) our ability to manage our employee related costs in the short-term while maintaining our sales, (4) our ability to improve our gross profit percentage in the remainder of 2010, (5) our intent to stabilize our total store headcount and increase our range of store openings commencing in the second half of 2010, (6) our intent to continue the practice of rationalizing store locations at the end of a lease and our expectations regarding the number of store closures in 2010, (7) the funding of our expansion plans, (8) our expectation that total unrecognized tax benefits will not change significantly during the next twelve months, (9) our goals regarding inventory growth in 2010, (10) the expected unrecognized compensation expense related to stock options, and (11) our expectations regarding the litigation disclosed in this report. The following factors are among those that could cause the Company’s actual results to differ materially from those predicted in such forward-looking statements: (1) a prolonged downturn in the economy, a significant decline in industrial production, or a change, from that projected, in the number of North American markets able to support new stores could cause store openings to change from that expected and could impede our sales growth, (2) a prolonged downturn in the economy, changes in the expected rate of new store openings, difficulties in successfully attracting and retaining additional qualified outside sales personnel, and difficulties in changing our sales process could adversely impact our ability to achieve the goals of our ‘pathway to profit’ initiative, (3) a worsening trend in the economy, or changes in government regulations, could make it difficult to effectively manage our employee related costs in the short-term while maintaining sales, (4) a prolonged downturn in the economy, additional deflation, or a change in our purchasing patterns could affect our ability to improve our gross profit percentage in the remainder of 2010, (5) a prolonged downturn in the economy could affect our ability to stabilize our total store headcount and increase our range of store openings commencing in the second half of 2010 and could impact our store rationalization practice, (6) a change in our ability to generate free cash flow resulting from a slowdown in our sales or our inability to manage expenses could negatively impact the funding of our expansion plans, (7) changes in tax law or changes in the interpretation of tax law at the federal, state or local level could impact our expectation about total unrecognized tax benefits during the next twelve months, (8) an unexpected dramatic increase or decrease in sales, or inflation related to the price of steel could impact our ability to meet our goal of holding inventory growth flat in 2010, (9) an unexpected change in forfeiture rates, due to demotion or turnover, could impact the unrecognized compensation expense related to stock options, and (10) our expectations about the litigation disclosed in this report may be impacted by the disclosure of currently unknown facts and other uncertainties in the litigation including the possible expansion of claims brought by the claimants beyond those currently raised. A discussion of other risks and uncertainties which could cause our operating results to vary from anticipated results or which could materially adversely effect our business, financial condition, or operating results is included in our 2009 Annual Report on Form 10-K under the sections captioned Certain Risks and Uncertainties and Item 1A – Risk Factors. We assume no obligation to update any forward-looking statements or any discussions of risks and uncertainties.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks from changes in interest rates, foreign currency exchange rates, commodity steel pricing, and commodity fuel prices. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:

Interest Rates— We had a line of credit totaling $8 million which expired on July 20, 2010. The line bears interest at 0.9% over the LIBOR rate. On June 30, 2010, there was $0 outstanding on the line. We paid no fee for the unused portion of the line of credit. We anticipate renewing the line of credit within the next 30 to 60 days.

Foreign Currency Exchange Rates— Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at June 30, 2010.

Commodity Steel Pricing— We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. During the last decade, there has been nominal movement in overall steel pricing, with some deflation occurring in the wake of the economic crisis of the Far East markets that occurred in the late 1990’s. This trend reversed to inflation in the period from late 2003 to the early part of 2005 and again from mid 2007 to the fall of 2008. Since the fall of 2008, this flipped to deflation during most of 2009, which became largely neutral to minimal inflation as we moved to the midpoint of 2010. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.

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

PART II—OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In early February 2010, we received a letter from a California fastener supplier dated January 26, 2010. This letter threatened to sue us for our alleged violation of an exclusive distribution arrangement this supplier believes exists between our organizations. In addition, this supplier provided a press release and a video regarding the claim that they threatened to make public unless we agree to mediation of the claim. Shortly after receipt of this letter, we performed a preliminary internal review to understand (1) who this supplier was and (2) the nature of our relationship with this supplier. Based on that review, we determined that this supplier manufactures a niche type of fastener and that the total volume of purchases by us, from all suppliers, over the purported term of the alleged exclusivity arrangement of this niche type of fastener does not exceed $1 million. Following completion of our preliminary internal review, we requested additional information and documentation from the supplier. The supplier’s response failed to provide the requested information and documentation. By letter dated February 26, 2010, we quantified for the supplier our total volume of purchases as discussed above and informed the supplier that we believed their claim was grossly exaggerated and completely unsupported. We have not received any direct response to our February 26 letter. On May 3, 2010, this supplier filed suit in Arkansas alleging damages. In response, we filed a motion to dismiss. It is too early to determine how this case will progress. Based on this information, we believe that the prospect that we will incur a material liability as a result of this claim is remote. While we are not required to disclose this matter under the rules of the SEC, we initially disclosed the existence of this threat in February 2010 as we believed that disclosure was prudent due to the alleged amount ($180 million) of the claim and the threat to make these allegations public.

In July of 2010, we received a letter from the Civil Division of the Department of Justice (the ‘DOJ’) advising that they intended to be ready to commence litigation against us regarding a contract we entered into with the United States General Services Administration (the ‘GSA’) in 2000. We discontinued the GSA contract in 2005. The letter is related to an audit conducted by the GSA Office of Inspector General (the ‘OIG’) in 2005-06 that suggested we had not complied with certain pricing and product requirement provisions, and had potentially overcharged government customers under the contract. We have communicated our disagreement with the audit report, and have participated in several meetings and discussions with the OIG and DOJ on these disputed issues during the past several years. A subpoena dated March 25, 2010 was sent to us from the DOJ seeking information about the Company’s position concerning our compliance under the contract, and we provided responsive information to the DOJ in May of 2010. Discussions between the DOJ and Fastenal relating to our compliance with the pricing and product requirement provisions under the contract are ongoing. The DOJ has currently offered to resolve this matter for a payment by us of $9.5 million and we have offered $750,000, which amount we have accrued. The timing and outcome of these discussions are uncertain and could include settlement or civil litigation by the DOJ to recover, among other amounts, treble damages and penalties under the False Claims Act. While this matter is not expected to have a material adverse effect on our financial position, an unfavorable resolution could result in payments by the Company. We continue to believe that we have complied with our obligations under the GSA contract in all material respects.

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

ITEM 6 – EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company, as amended (incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 10-K for the year ended December 31, 2008)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from Fastenal Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on July 23, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

/s/ Willard D. Oberton
(Willard D. Oberton, Chief Executive Officer)
(Duly Authorized Officer)

Date July 23, 2010	/s/ Daniel L. Florness
(Daniel L. Florness, Chief Financial Officer)
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	(Incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

3.2	Restated By-Laws of Fastenal Company, as amended	(Incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 10-K for the year ended December 31, 2008)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed

101.INS	XBRL Instance Document	Electronically Filed
101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically Filed