Form 10-K
period 2010-12-31
FASTENAL CO
filed 2011-02-09
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $6,668,887,476, based on the closing sale price of the Common Stock on that date. For purposes of determining this number, all executive officers and directors of the registrant as of June 30, 2010 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 4, 2011, the registrant had 147,430,712 shares of Common Stock issued and outstanding.

FASTENAL COMPANY

ANNUAL REPORT ON FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the annual meeting of shareholders to be held Tuesday, April 19, 2011 (‘Proxy Statement’) are incorporated by reference in Part III. Portions of our 2010 Annual Report to Shareholders are incorporated by reference in Part II.

FORWARD LOOKING STATEMENTS

This Form 10-K and other portions of our 2010 Annual Report to Shareholders of which this Form 10-K forms a part contain statements that are not historical in nature and that are intended or may be interpreted to be, and are hereby identified as, ‘forward-looking statements’ as defined in the Private Securities Litigation Reform Act of 1995 (the ‘Reform Act’), including statements regarding (1) the goals of our long-term growth strategy, ‘pathway to profit’, including decreases in the rate of new store openings from our historic rate prior to implementation of the strategy, planned additions to our store-based and specialized sales personnel, the expected funding of such additions out of cost savings resulting from the slowing of the rate of new store openings, the growth in average store sales expected to result from that strategy and the expected timeline for achieving that growth, leverage, working capital efficiencies and productivity improvements expected to result from that strategy, and the growth in profitability expected to result from that strategy and the expected timeline for achieving that growth (including our belief that we can achieve targeted profitability due to a structural lowering of our costs even if our average store sales do not grow as expected), (2) our expectations regarding sales growth and our confidence in the sustainability of that growth, (3) our belief regarding our ability to improve gross margins in 2011, (4) our expectations about inventory utilization in 2011, (5) our working capital goals and expected returns on total assets when working capital is appropriately managed, (6) our expansion plans, including our estimated 2011 capital expenditures, the expected rate of new store openings, the expected expansion of our foreign operations and the expected opening of new distributions centers as our number of stores increases, and our ability to fund our expansion plans, (7) markets for North American stores, (8) the future payment of dividends, (9) the expected leasing of new store locations and expansion of owned locations for older stores, (10) the addition of new products, (11) the percentage of net sales expected to be contributed by manufacturing and support services, (12) protection from economic downturns believed to be provided by the number of our customers and varied markets they represent, (13) our ability to mitigate the effects of rising fuel prices by passing freight costs on to our customers, (14) the typical time required before new stores become profitable and achieve operating results comparable to existing stores, (15) the rate of growth and variability of sales at older store locations, (16) our expectations regarding litigation, and (17) our expectation that there will be a steady migration to internet sales. In addition, certain statements in our future filings with the Securities and Exchange Commission, in our press releases, and in oral statements made by or with approval of our executive officers, constitute or will constitute ‘forward-looking statements’ under the Reform Act. Certain risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements are described below. We assume no obligation to update either such forward-looking statements or the discussion of such risks and uncertainties.

CERTAIN RISK AND UNCERTAINTIES

The following factors are among those that could cause our actual results to differ materially from those predicted in the forward-looking statements described above: (1) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries, changes in the expected rate of new store openings, difficulties in successfully attracting and retaining additional qualified sales personnel, an inability to realize anticipated savings from lowering our cost structure, and difficulties in changing our sales process could adversely impact our ability to achieve the goals of our ‘pathway to profit’ initiative and the expected time frame for achieving those goals, (2) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries could affect our ability to sustain our sales growth, (3) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries, a change in our customer mix, a change in our purchasing patterns, a significant change in commodity prices, or increased competitive pressure on our selling prices could adversely affect our ability to improve gross margins in 2011, (4) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries, a dramatic change in sales trends, a change in accounts receivable collections, a change in raw material costs, a change in buying patterns, or a change in vendor production lead times could cause us to fail to attain our goals regarding working capital and rates of return on assets, including our ability to improve our inventory utilization in 2011, (5) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries, a change from that projected, in the number of North American markets able to support stores, or an inability to recruit and retain qualified employees could cause the rate of new store openings to change from that expected, (6) difficulty in adapting our business model to different foreign business environments could alter our plans regarding expansion of foreign operations and negatively impact the growth expected to result from that expansion, (7) changes in the availability or price of commercial real estate, changes in our cash position, a change in distribution technology, or a change in our distribution model could delay the opening of new distribution centers, (8) changes in the rate of new store openings could cause us to modify our planned 2011 capital expenditures, (9) a change in our ability to generate free cash flow resulting from a slowdown in our sales or our inability to manage expenses could negatively impact the funding of our expansion plans, (10) a change in our store format or the presence of a competitor’s store could alter our projections regarding the number of markets for North American stores, (11) changes in our financial condition or results of operations could cause us to modify our dividend practices, (12) changes in the availability or price of commercial real estate, a change in our cash position, or a change in our business model could cause us to change our plans regarding the leasing of new stores and the expansion of owned locations for older stores, (13) changes in our cash position, a change in our business model or a change in the manufacturing or commercial construction industries could cause us to alter the introduction of new products, (14) changes in customer needs or changes in our production capabilities could change the percentage of net sales expected to be contributed by manufacturing and support services, (15) an economic downturn across multiple industries and geographic regions could negate the protections thought to be provided to us by the number of our customers and the varied markets they represent, (16) our ability to pass freight costs on to our customers could be adversely impacted by, in the short term, changes in fuel prices and by competitive selling pressures, (17) an upturn or downturn in the economy could alter, from historic norms, the time it typically takes a new store to achieve profitability or operating results comparable to existing stores and the rate of growth, and variability, of sales at older store locations, (18) our expectations about litigation may be impacted by the disclosure of currently unknown facts and other uncertainties in litigation including the possible expansion of claims brought by the claimants beyond those currently raised, and (19) changes in customer purchasing practices could impact our expectations about sales through our website. A discussion of other risks and uncertainties which could cause our operating results to vary from anticipated results or which could materially adversely affect our business, financial condition, or operating results is included later in this Form 10-K under the heading entitled ‘Item 1A. Risk Factors’.

PRESENTATION OF DOLLAR AMOUNTS

All dollar amounts in this Form 10-K are presented in thousands, except for share and per share information or unless otherwise noted.

PART I

ITEM 1.	BUSINESS

Note – information in this section is as of year end (December 31, 2010 and also sometimes 2009 when indicated) unless otherwise noted.

Fastenal Company (together with our wholly owned subsidiaries, hereinafter referred to as Fastenal or the Company or by terms such as we, our, or us) began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. We had 2,490 store locations at year end. The various geographic areas in which we operate these store locations are summarized later.

Globally, we employed 13,285 people as of year end. We characterize their roles as follows:

Store and in-plant personnel	9,146
Non-store selling personnel	750
Distribution and manufacturing personnel	2,580
Administrative personnel	809

13,285

We sell industrial and construction supplies in a wholesale and retail fashion. These industrial and construction supplies were grouped into eleven product lines described later in this document.

We operated 14 distribution centers in North America as of year end from which we distribute products to our store and in-plant locations.

Our Internet address for corporate and investor information is www.fastenal.com. The information contained on this website or connected to this website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

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

We opened our first store in Winona, Minnesota, a city with a population of approximately 25,000. The following table shows our consolidated net sales for each fiscal year during the last ten years and the number of our store locations at the end of each of the last ten years:

	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001

Net sales (in millions)	$2,269.5	1,930.3	2,340.4	2,061.8	1,809.3	1,523.3	1,238.5	994.9	905.4	818.3

Number of stores at year end	2,490	2,369	2,311	2,160	2,000	1,755	1,533	1,314	1,169	1,025

At year end, we operated the following number of store locations:

		2010	2009

North America		2,476	2,363

	United States	2,258	2,153
	Puerto Rico & Dominican Republic	9	9
	Canada	176	169
	Mexico	33	32

Central America	Panama	2	0

South America	Brazil - entity established, location planned for 2011	0	0

Asia	China	5	2

Southeast Asia	Singapore & Malaysia	4	2

Europe	The Netherlands, Hungary, & United Kingdom	3	2

Total		2,490	2,369

We select new locations for our stores based on their proximity to our distribution network, population statistics, and employment data for manufacturing and construction. Beginning in 2007, we disclosed our intention to continue opening new store locations at a rate of approximately 7% to 10% per year (calculated on the ending number of stores in the previous year). Given the recent economic slowdown, we decreased this range to 2% to 5% in 2009, this lower rate continued into the first half of 2010. From July 2010 to December 2010, we opened stores at an annualized rate of approximately 7%. We expect to open 150 to 200 stores in 2011, or a rate of approximately 6% to 8% (calculated on the ending number of stores in the previous year).

We stock all new stores with inventory drawn from all of our product lines. Subsequent to a new opening, store and district personnel may supplement the inventory offering to customize the selection to the needs of our local customer base.

We currently have several versions of selling locations. The majority of our stores operate as a ‘Fastenal store’ and stock our ‘standard inventory’ plus inventory unique to the local market. During the 2002 to 2005 period, this format was referred to as the CSP (or customer service project) format. The ‘CSP project’ was a significant store re-merchandising project during these years. The first type of selling location – a store location, can be further defined as either (1) a ‘traditional’ store, which services a wide variety of customers and stocks a wide selection of all the products we offer or (2) an ‘overseas’ store which focuses on manufacturing customers and on the fastener product line (this is the type of store format we have outside of North America).

In addition to the Fastenal store type discussed above, we also operate strategic account stores, strategic account sites, and ‘in-plant’ sites. A strategic account store is a unique location that sells to multiple large customers in a market. Because this location sells to multiple customers, it is included in our store count. A strategic account site is essentially the same, but it typically operates out of an existing store location, rather than a unique location; therefore, it is not included in our store count. An ‘in-plant’ site is a selling unit located in or near a customer’s facility that sells product solely to that customer. ‘In-plant’ sites are not included in the store count numbers as they represent a customer subset of an existing store.

We believe, based on the demographics of the marketplace in North America, that there is sufficient potential in this geographic area to support at least 3,500 total stores. Many of the new store locations may be in cities in which we currently operate. Fastenal has not operated outside of North America long enough to assess the market potential of those markets.

We opened the following stores in the last five years:

		2010	2009	2008	2007	2006

North America		119	66	161	161	245

	United States	111	62	138	141	210
	Puerto Rico & Dominican Republic	0	1	0	0	0
	Canada	7	2	21	11	25
	Mexico	1	1	2	9	10

Central America	Panama	2	0	0	0	0

South America	Brazil - entity established, location planned for 2011	0	0	0	0	0

Asia	China	3	1	0	0	0

Southeast Asia	Singapore & Malaysia	2	1	0	0	0

Europe	The Netherlands, Hungary, & United Kingdom	1	1	0	0	0

Total		127	69	161	161	245

We plan to open additional stores outside of the United States in the future. The stores located outside the United States contributed approximately 10% of our consolidated net sales in 2010, with approximately 72% of this amount attributable to our Canadian operations.

No assurance can be given that any of the expansion plans described above will be achieved, or that new store locations, once opened, will be profitable.

It has been our experience that near-term profitability has been adversely affected by the opening of new store locations. This adverse effect is due to the start-up costs and the time necessary to generate a customer base. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. As a result of this process, sales volume builds slowly and it typically requires ten to twelve months for a new store to achieve its first profitable month, although this time frame has been longer in the current economic downturn. Of the 29 stores opened in the first quarter of 2010, 14 were profitable in the fourth quarter of 2010.

The data in the following table shows the change in the average sales of our stores from 2009 to 2010 based on the age of each store. The stores opened in 2010 contributed approximately $22,040 (or approximately 1.0%) of our consolidated net sales in 2010, with the remainder coming from stores opened prior to 2010.

Age of stores on December 31, 2010	Year Opened	Number of stores in group on December 31, 2010	Closed stores[1]	Average Monthly Sales 2009		Average Monthly Sales 2010		Percent Change

0-1 year old	2010	127	—	N/A		$15	[2]	N/A
1-2 years old	2009	69	—	$18	[2]	64		N/A
2-3 years old	2008	161	—	39		48		23.1%
3-4 years old	2007	160	3/0	43		54		25.6%
4-5 years old	2006	243	2/2	43		53		23.3%
5-6 years old	2005	219	0/2	47		54		14.9%
6-7 years old	2004	215	1/1	54		62		14.8%
7-8 years old	2003	146	0/3	56		60		7.1%
8-9 years old	2002	140	0/1	61		71		16.4%
9-10 years old	2001	124	1/1	78		89		14.1%
10-11 years old	2000	87	—	72		82		13.9%
11-12 years old	1999	44	—	86		102		18.6%
12-16 years old	1995-1998	440	—	83		92		10.8%
16+ years old	1967-1994	315	—	132		149		12.9%

[1]

We closed seven stores and ten stores and converted one store and one store in 2010 and 2009, respectively. The respective average sales above were calculated assuming the store closed mid year. The number of closed locations is noted in the table above as 2010 number/2009 number.

[2]	The average sales include sales of stores open for less than the full fiscal year.

At year end, we operated eleven distribution centers in the United States – Minnesota, Indiana, Ohio, Pennsylvania, Texas, Georgia, Washington, California, Utah, North Carolina, and Kansas, and three outside the United States – Ontario, Canada; Alberta, Canada; and Nuevo Leon, Mexico. These 14 distribution centers give us over 2.6 million square feet of distribution capacity. These distribution centers are located so as to permit twice-a-week to five times-a-week deliveries to our stores using our trucks and overnight delivery by surface common carrier. As the number of stores increases, we intend to add new distribution centers.

Our information systems department develops, implements, and maintains the computer based technology used to support business functions within Fastenal. Corporate, e-Business and distribution center systems are primarily supported from a central location(s), while each store uses a locally installed Point-Of-Sale (POS) system. The systems consist of both customized and purchased software. A dedicated Wide Area Network (WAN) is used to provide connectivity between systems and authorized users.

Trademarks and Service Marks

We conduct business under various trademarks and service marks (see table below). We utilize a variety of designs and tag lines in connection with each of these marks, including First In Fasteners™. Although we do not believe our operations are substantially dependent upon any of our trademarks or service marks, we consider the ‘Fastenal’ name and our other trademarks and service marks to be valuable to our business.

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

Threaded fasteners accounted for approximately 90% of the fastener product line sales in 2010, 2009, and 2008 and approximately 45%, 45%, and 46% of our consolidated net sales in 2010, 2009, and 2008, respectively.

Since 1993, we have added additional product lines. These product lines are sold through the same distribution channel as the original fastener product line. Our product lines include the following:

Product Line:	Year introduced	Approximate number of stock items	Private label product name[1]
Fasteners	1967	456,000	FNL G9®, Rock River®, Holo-Krome®,

			PowerPhase™, EcoGuard™, FNL EcoGuard™

Tools	1993	147,000	Rock River®, FMT™, EquipRite™

Cutting tools	1996	276,000	FMT™, Tritan™, EquipRite™

Hydraulics & pneumatics	1996	86,000	Dynaflo™

Material Handling	1996	19,000	EquipRite™

Janitorial supplies	1996	17,000	Clean Choice®, EquipRite™

Electrical supplies	1997	28,000	PowerPhase™

Welding supplies[2]	1997	39,000	Blackstone®

Safety supplies	1999	37,000	Bodyguard™

Metals	2001	13,000	Fastenal®

Office supplies	2010	3,000	Aspect™

[1]	In addition, several service marks such as Fastenal®, Profitter®, Blackstone®, and Northway™ are used in several product categories.
[2]	We do not sell welding gases.

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

Manufacturing and Support Services Operations

In 2010, approximately 94% of our consolidated net sales were attributable to products manufactured by other companies to industry standards. The remaining 6% related to products manufactured, modified or repaired by our manufacturing businesses or our support services. The manufactured products consist primarily of non-standard sizes of threaded fasteners made to customers’ specifications. The services provided by the support services group include, but are not limited to, items such as tool repair, band saw blade welding, third-party logistics, and light manufacturing. We engage in these activities primarily as a service to our customers and expect these activities in the future to continue to contribute in the range of 4% to 10% of our consolidated net sales.

Sources of Supply

We use a large number of suppliers for the approximately 1,121,000 standard stock items we distribute. Most items distributed by our network can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. No single supplier accounted for more than 5% of our purchases in 2010.

Geographic Information

Information regarding our revenues and certain assets by geographic location is set forth in note 8 to the Notes to Consolidated Financial Statements included later in this Form 10-K under the heading ‘Item 8. Financial Statements and Supplementary Data’. Foreign currency fluctuations, changes in trade relations, or fluctuations in the relative strength of foreign economies could impact our ability to procure products overseas at competitive prices and our foreign sales.

Customers and Marketing

We believe our success can be attributed to our ability to offer customers a full line of quality products at convenient locations, and to the superior service orientation and expertise of our employees. Most of our customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufacturers and maintenance and repair operations. Other users of our products include farmers, truckers, railroads, mining companies, federal, state and local governmental entities, schools, and certain retail trades. During the fourth quarter of 2010, our total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 362,000.

During each of the three years ended December 31, 2010, no one customer accounted for a significant portion of our sales. We believe that our large number of customers together with the varied markets that they represent, provide some protection to us from economic downturns.

Store personnel generate a significant portion of our sales through direct calls on customers. Because of the nature of our business, we make limited use of the more expensive forms of mass media advertising such as television, radio, and newspapers. The forms of advertising we use include signs, catalogs, and direct mailings.

Competition

Our business is highly competitive. Competitors include both large distributors located primarily in large cities and smaller distributors located in many of the same cities in which we have stores. We believe that the principal competitive factors affecting the markets for our products are customer service, price, convenience, and product availability.

Some competitors use vans to sell their products in markets away from their main warehouses, while others rely on mail order, websites, or telemarketing sales. We, however, believe that the convenience provided to customers by operating stores in small, medium, and large markets, each offering a wide variety of products, is a competitive selling advantage and that the large number of stores in a given area, taken together with our ability to provide frequent deliveries to such stores from centrally located distribution centers, makes possible the prompt and efficient distribution of products. Having trained personnel at each store also enhances our ability to compete (see ‘Employees’ below).

Employees

At year end, we employed a total of 13,285 full and part-time employees, most of whom were employed at a store location. A breakout of the number of employees, and their respective roles, is contained earlier in this document.

We believe the quality of our employees is critical to our ability to compete successfully in the markets we currently serve and to our ability to open new stores in new markets. We foster the growth and education of skilled employees throughout the organization by operating training programs and by decentralizing decision-making. Wherever possible, our goal is to ‘promote from within’. For example, most new store managers are promoted from an outside sales position and district managers (who supervise a number of stores) are usually former store managers.

The Fastenal School of Business (our internal corporate university program) develops and delivers a comprehensive array of industry and company specific education and training programs that are offered to all employees. Our school of business provides core curricula focused on key competencies determined to be critical to the success of our employees’ performance. In addition, we provide specialized educational tracks within various institutes of learning. These institutes of learning are advanced levels that provide specific concentrations of education and development and have been designed to focus on the critical aspects of our business. These institutes provide a focused educational experience to enhance employee performance in relevant business areas such as leadership, effective store best practices, sales and marketing, product education, and distribution.

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

None of our employees is subject to a collective bargaining agreement and we have experienced no work stoppages. We believe our employee relations are good.

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

This risk was demonstrated during the last several years. As the economic condition in North America weakened significantly in the fall of 2008 and 2009, our customers, which operate principally in various manufacturing, non-residential construction, and services sectors, experienced a pronounced slowdown that adversely impacted our sales and operating results in those periods. A lag in these sectors, even as the general economy improves, could adversely impact our business.

Interruptions in the proper functioning of information systems could disrupt operations and cause unanticipated increases in costs and/or decreases in revenues.

The proper functioning of our information systems is critical to the successful operation of our business. Although our information systems are protected with robust backup systems, including physical and software safeguards and remote processing capabilities, information systems are still vulnerable to natural disasters, power losses, unauthorized access, telecommunication failures, and other problems. If critical information systems fail or are otherwise unavailable, our ability to process orders, maintain proper levels of inventories, collect accounts receivable, pay expenses, and maintain the security of the Company and customer data, could be adversely affected.

Our current estimate for total store market potential in North America could be incorrect.

One of our primary growth strategies is to grow our business through the introduction of stores into new markets. Based on a snapshot of current marketplace demographics in the United States, Canada, and Mexico, we currently estimate there is potential market opportunity in North America to support approximately 3,500 stores. We cannot guarantee that our market potential estimates are accurate or that we will open stores to reach the full market opportunity. In addition, a particular local market’s ability to support a store may change because of a change in our store format or the presence of a competitor’s store.

We may be unable to meet our goals regarding new store openings.

Our growth, in part, is dependent primarily on our ability to attract new customers. Historically, the most effective way to attract new customers has been opening new stores. In 2007 and 2008, our business strategy focused on opening stores at a rate of approximately 7% to 10% each year, although the economic slowdown in the latter four months of 2008 and all of 2009 caused us to adjust this rate to 2% to 5% for 2009. We opened stores at an annualized rate of 7% in the second half of 2010. We expect to open approximately 6% to 8% new stores in 2011, failure to open stores at this rate could negatively impact our long-term growth.

Our current business strategy ‘pathway-to-profit’, which involves reducing our rate of new store openings and using the money saved to add outside sales personnel to existing stores, has not yet proven successful on a long-term basis.

In April 2007, we introduced our ‘pathway to profit’ strategy. This strategy involved slowing our annual new store openings from our historical rate of 13% to 18% to approximately 7% to 10%. The funds saved by opening fewer stores would be invested in additional outside sales personnel, with the goal of increasing our average annual per store sales, capturing earnings leverage, and increasing our pre-tax earnings. At the time we introduced this strategy, we believed that, over the five year period from 2007 to 2012, we could grow our average store sales to $125 thousand per month and grow our pre-tax earnings as a percent of net sales from 18% to 23%. The economic weakness that dramatically worsened in the fall of 2008 and continued into 2009 caused us to alter this strategy during 2009 by temporarily slowing our annual new store openings to a range of approximately 2% to 5% and temporarily stopping headcount additions except at newly opened stores and stores that are growing. Because of this economic setback, we have indicated that the time required to achieve our pre-tax earnings percentage goals for ‘pathway to profit’ could be delayed 24 to 30 months. More recently, we have indicated we believe we could hit our pre-tax earnings percentage goal with less than the $125 thousand per month figure cited above. We now believe the pre-tax earnings goal might be accomplished with average store sales as low as $100 to $110 thousand per month. This could shorten the extended time line. However, we cannot assure this will occur. A more prolonged downturn in the economy than expected, the prospect of future economic deterioration, difficulty in successfully attracting and retaining qualified outside sales personnel, reduced profitability from that currently experienced in the various categories of store sales size, and failure to successfully change our selling process could further adversely impact our ability to grow average store sales, capture earnings leverage, and achieve desired pre-tax earnings results.

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

We intend to open stores in new markets pursuant to our growth strategy. New stores do not typically achieve operating results comparable to our existing stores until after several years of operation, and stores in new markets face additional challenges to achieving profitability. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. In new markets, we have less familiarity with local customer preferences and customers in these markets are less familiar with our name and capabilities. In addition, entry into new markets may bring us into competition with new, unfamiliar competitors. We cannot assure success in operating our stores in new markets on a profitable basis.

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

The ability to identify new products and product lines, and integrate them into our store and distribution network, may impact our ability to compete and our sales and margins.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

We own seven facilities in Winona, Minnesota. These facilities are as follows:

Purpose	Approximate Square Feet

Distribution center and home office	213,000
Manufacturing facility	100,000
Computer support center	13,000
Winona store	15,000
Winona product support and support services facility	55,000
Rack and shelving storage	42,000
Multi-building complex which houses certain operations of the distribution group and the home office support group	30,000

We also own the following facilities, excluding store locations, outside of Winona, Minnesota:

Purpose	Location	Approximate Square Feet

Distribution center and manufacturing facility	Indianapolis, Indiana	525,000	[1]
Storage facility	Indianapolis, Indiana	419,000
Distribution center	Atlanta, Georgia	198,000
Distribution center	Dallas, Texas	176,000	[2]
Distribution center	Scranton, Pennsylvania	160,000
Distribution center	Akron, Ohio	102,000
Distribution center	Kansas City, Kansas	300,000
Distribution center	Toronto, Ontario, Canada	62,000
Distribution center	Greensboro, North Carolina	250,000
Distribution center and manufacturing facility	Modesto, California	328,000
Manufacturing facility	Rockford, Illinois	100,000
Manufacturing facility	Johor, Malaysia	27,000
Manufacturing facility	Wallingford, Connecticut	187,000	[3]

[1]	In addition, this facility has an auxiliary building which contains an automated storage and retrieval system with capacity of 52,000 pallet locations and 250,000 tote locations for small parts.
[2]	In addition, this facility has an auxiliary building which contains an automated storage and retrieval system with capacity of 14,000 pallet locations and 42,000 tote locations for small parts.
[3]	This facility was purchased in 2010 with the intention of being the future site for our Holo-Krome® manufacturing operation, which operated in a leased location at year end.

In addition, we own 223 buildings that house our store locations in various cities throughout North America.

All other buildings we occupy are leased. Leased stores range from approximately 3,500 to 10,000 square feet, with lease terms of up to 60 months (most initial lease terms are for 36 to 48 months). We also lease the following:

Purpose	Location	Approximate Square Feet	Lease Expiration Date	Remaining Lease Renewal Options

Distribution center	Seattle, Washington	80,000	April 2012	None[1]
Distribution center	Salt Lake City, Utah	44,000	July 2015	None
Distribution center	Monterrey, Nuevo Leon, Mexico	14,000	June 2011	One[2]
Distribution center and manufacturing facility	Edmonton, Alberta, Canada	18,000	July 2013	None
Manufacturing facility	West Hartford, Connecticut	200,000	December 2011	None[3]
Manufacturing facility	Houston, Texas	17,000	July 2011	One[2]

[1]	We intend to re-negotiate the Seattle, Washington lease in 2012.
[2]	We intend to exercise our renewal options on these facilities in 2011.
[3]	We purchased a building in 2010 with the intention to relocate this operation (Holo-Krome®) during 2011.

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

In July 2010, we received a letter from the Civil Division of the Department of Justice (the ‘DOJ’) advising that they intended to be ready to commence litigation against us regarding a contract we entered into with the United States General Services Administration (the ‘GSA’) in 2000. We discontinued the GSA contract in 2005. The letter is related to an audit conducted by the GSA Office of Inspector General (the ‘OIG’) in 2005-06 that suggested we had not complied with certain pricing and product requirement provisions, and had potentially overcharged government customers under the contract. We communicated our disagreement with the audit report, and participated in several meetings and discussions with the OIG and DOJ on these disputed issues during the past several years. A subpoena dated March 25, 2010, was sent to us from the DOJ seeking information about the Company’s position concerning our compliance under the contract, and we provided responsive information to the DOJ in May 2010. Discussions between the DOJ and Fastenal relating to our compliance with the pricing and product requirement provisions under the contract continued. As of June 30, 2010, the DOJ had offered to resolve this matter for a payment by us of $9.5 million and we had offered $750 thousand (our offer was accrued as of June 30, 2010). During the third quarter of 2010, we continued our discussions with the DOJ, the DOJ modified their offer to settle to $8.5 million and we increased our offer to $2.75 million (our new offer was accrued as of September 30, 2010). During the fourth quarter of 2010, we met with the DOJ in a non-binding mediation event. This mediation, and the discussions that followed, concluded with a $6.25 million settlement. We chose to settle this matter to (1) avoid a protracted legal dispute with the DOJ, the outcome of which could include settlement or civil litigation by the DOJ to recover, among other amounts, treble damages and penalties under the False Claims Act and, (2) because we felt a continuation of our dispute with the DOJ and GSA was not the best use of our resources. Despite this settlement, we continue to believe that we complied with our obligations under the GSA contract in all material respects.

In early February 2010, we received a letter from a California fastener supplier dated January 26, 2010. This letter threatened to sue us for an alleged violation of an exclusive distribution arrangement this supplier believes exists between our organizations. In addition to the letter, this supplier provided a press release and a video regarding the claim that they threatened to make public unless we agreed to mediation of the claim. Shortly after receipt of this letter, we performed a preliminary internal review to understand (1) who this supplier was and (2) the nature of our relationship with this supplier. Based on that review, we determined that this supplier manufactures a niche type of fastener and that the total volume of purchases by us, from all suppliers, over the purported term of the alleged exclusivity arrangement of this niche type of fastener did not exceed $1 million. Following completion of our preliminary internal review, we requested additional information and documentation from the supplier. The supplier’s response failed to provide the requested information and documentation. By letter dated February 26, 2010, we quantified for the supplier our total volume of purchases as discussed above and informed the supplier that we believed their claim was grossly exaggerated and completely unsupported. We have not received any direct response to our February 26, 2010 letter. On May 3, 2010, this supplier filed suit in Arkansas federal court alleging damages. In response, we filed a motion to dismiss. This motion to dismiss was denied on August 16, 2010. It is too early to determine how this case will progress. Based on current information, we believe the prospect that we will incur a material liability as a result of this claim is remote. While we are not required to disclose this matter under the rules of the Securities and Exchange Commission (‘SEC’), we initially disclosed the existence of this threat in February 2010 (in our 2009 annual report on Form 10-K) as we believed that disclosure was prudent due to the alleged amount ($180 million) of the claim and the threat to make these allegations public.

ITEM 4.	[REMOVED AND RESERVED]

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Fastenal Company are:

Name	Employee of Fastenal since	Age	Position
Willard D. Oberton	1980	52	Chief Executive Officer, President, and Director

Daniel L. Florness	1996	47	Executive Vice President and Chief Financial Officer

Nicholas J. Lundquist	1979	53	Executive Vice President-Sales

Leland J. Hein	1985	50	Executive Vice President-Sales

Steven A. Rucinski	1980	53	Executive Vice President-Sales

Reyne K. Wisecup	1988	48	Executive Vice President-Human Resources and Director

James C. Jansen	1992	40	Executive Vice President-Operations

Michael S. Camp	1991	42	Executive Vice President-Product and Procurement

Ashok Singh	2001	48	Executive Vice President-Information Technology

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

Mr. Lundquist has been one of our executive vice presidents - sales since November 2007. Mr. Lundquist’s responsibilities include sales and operational oversight over a substantial portion of our business. From December 2002 to November 2007, Mr. Lundquist was our executive vice president and chief operating officer.

Mr. Hein has been one of our executive vice presidents - sales since November 2007. Mr. Hein’s responsibilities include sales and operational oversight over a substantial portion of our business. Prior to November 2007, Mr. Hein served in various sales leadership roles, most recently as leader of our Winona and Kansas City based regions.

Mr. Rucinski has been one of our executive vice presidents - sales since November 2007. Mr. Rucinski’s responsibilities include sales and operational oversight over our international business. Prior to November 2007, Mr. Rucinski served in various sales leadership roles, most recently as leader of national accounts.

Ms. Wisecup has been our executive vice president - human resources since November 2007. Prior to November 2007, Ms. Wisecup served in various support roles, most recently as director of employee development. Ms. Wisecup has served as one of our directors since 2000.

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

Mr. Camp has been our executive vice president – product and procurement since January 2011. Mr. Camp’s responsibilities include product development, global sourcing and procurement. From January 2008 through April 2008, Mr. Camp was our vice president of procurement and in May 2008 was given additional responsibility for our product development team. For the previous five years (2003-2007), Mr. Camp served as the president of our

FASTCO subsidiary and was based in Shanghai, China and was responsible for our sourcing, supplier development and procurement functions within the Asia-Pacific region. From March 1996 to January 2003, Mr. Camp was the leader of our corporate purchasing departments.

Mr. Singh has been our executive vice president – information technology since January 2011. Mr. Singh joined Fastenal in 2001 and has served in various roles of increasing responsibility in the administration and application development areas within our information technology group.

The executive officers are elected by our board of directors for a term of one year and serve until their successors are elected and qualified. None of our executive officers are related to any other such executive officer or to any of our other directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data

Our shares are traded on The NASDAQ Stock Market under the symbol ‘FAST’. As of February 1, 2011, there were approximately 1,400 recordholders of our common stock, which includes nominees or broker dealers holding stock on behalf of an estimated 80,000 beneficial owners.

The following table sets forth, by quarter, the high and low closing sale price of our shares on The NASDAQ Stock Market for 2010 and 2009.

2010:	High	Low	2009:	High	Low

First quarter	$49.00	41.21	First quarter	$37.53	26.16
Second quarter	$56.48	48.33	Second quarter	$38.74	32.15
Third quarter	$53.80	45.09	Third quarter	$40.13	30.56
Fourth quarter	$60.11	51.22	Fourth quarter	$42.19	34.50

In 2010, we paid semi-annual dividends of $0.40 and $0.42 per share and we paid a special one-time supplemental dividend of $0.42 per share (total 2010 dividend equals $1.24 per share). In 2009, we paid semi-annual dividends of $0.35 and $0.37 per share (total 2009 dividend equals $0.72 per share). On January 17, 2011, we announced a dividend of $0.50 per share to be paid on February 25, 2011 to shareholders of record at the close of business on February 15, 2011. We expect that we will continue to pay comparable cash dividends in the foreseeable future, provided that any future determination as to payment of dividends will depend upon our financial condition and results of our operations and such other factors as are deemed relevant by our board of directors.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2010	0	$0.00	0	900,000
November 1-30, 2010	0	$0.00	0	900,000
December 1-31, 2010	0	$0.00	0	900,000
Total	0	$0.00	0	900,000

The Fastenal Company Common Stock Comparative Performance Graph

Set forth below is a graph comparing, for the five years ended December 31, 2010, the yearly cumulative total shareholder return on our common stock with the yearly cumulative total shareholder return of the S&P Composite Index and an index (the Peer Group Index) of a group of peer companies selected by us (the Peer Group). The companies in the Peer Group are Lawson Products, Inc., MSC Industrial Direct Co., Inc., Airgas, Inc., and W.W. Grainger, Inc. Fastenal is not included in the Peer Group.

In calculating the yearly cumulative total shareholder return of the Peer Group Index, the shareholder returns of the companies included in the Peer Group are weighted according to the stock market capitalization of such companies at the beginning of each period for which a return is indicated.

The comparison of total shareholder returns in the performance graph assumes that $100 was invested on December 31, 2005 in Fastenal Company, the S&P Composite Index and the Peer Group Index, and that dividends were reinvested when and as paid.

	2005	2006	2007	2008	2009	2010
Fastenal Company	100.00	92.63	105.47	92.72	113.03	166.89
Peer Group Index	100.00	105.50	128.50	110.86	138.96	195.62
S&P Composite Index	100.00	115.79	122.16	76.96	97.33	111.99

ITEM 6.	SELECTED FINANCIAL DATA

Incorporated herein by reference is Ten-Year Selected Financial Data on page 5 of Fastenal’s 2010 Annual Report to Shareholders of which this Form 10-K forms a part, a portion of which is filed as Exhibit 13 to this Form 10-K.

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

BUSINESS AND OPERATIONAL OVERVIEW:

Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of approximately 2,500 company owned stores. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance and repair operations (MRO). The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our product include farmers, truckers, railroads, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our stores and customers are primarily located in North America.

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

In the fourth quarter of 2008, and throughout much of 2009, this inflation turned to deflation. When the swings are dramatic, this can hurt our gross margins because we are selling expensive inventory on the shelf at declining prices. This hurt our gross margins in 2009. The drop in energy costs over the same period provided some relief, but it was small in comparison to the impact of deflation. The deflation of 2009 ended and these conditions normalized and allowed our gross margins to partially recover in 2010. (See later discussion on gross margins.)

The discussion that follows includes information regarding our sales growth and our sales by product line during 2010. This information provides a summary view to understand the dynamics of the year. However, we feel the real story is told in the monthly sales changes, sequential trends, and end market information that follow – they explain the real impact of the market dynamics affecting us over this period of uncertainty.

As always, the ‘pathway to profit’ is the cornerstone of our business evolution, and it influences everything we do. Remember, our business centers on our 2,500 stores – their individual success leads to the success of the entire organization over time. As you read the balance of this discussion you will see our stores were able to make great strides in their endeavor to dig out of the economic hole known as 2009. We will continue to work to complete this task and maintain our goal of Growth through Customer Service.

SALES GROWTH:

Net sales and growth rates in net sales were as follows:

	2010	2009	2008

Net sales	$2,269,471	1,930,330	2,340,425
Percentage change	17.6%	-17.5%	13.5%

The increase in net sales in 2010 came primarily from higher unit sales. Our growth in net sales was not meaningfully impacted by deflationary or inflationary price changes in our products or by the introduction of new products or services. The higher unit sales resulted primarily from increases in sales at older store locations (discussed below and again later in this document) and to a lesser degree the opening of new store locations in the last several years. The growth in net sales at the older store locations was due to the moderating impacts of the current recessionary environment, an environment which dramatically worsened late in 2008. The increase in net sales also resulted from the strengthening of the Canadian currency relative to the United States dollar and from our Holo-Krome business, which we acquired in December 2009. These two items added approximately 0.7 and 0.5 percentage points, respectively, to our growth in 2010.

The decrease in net sales in 2009 came primarily from lower unit sales, the decrease was amplified by deflationary price changes, particularly in our steel based products. Our sales change in 2009 was not meaningfully impacted by the introduction of new products or services. The lower unit sales resulted primarily from decreases in sales at older store locations (discussed below and again later in this document); this was partially offset by the opening of new stores in the last several years. The decrease in sales at older store locations was directly related to the economic meltdown that occurred late in 2008 and the first part of 2009.

The impact of the economy is best reflected in the growth performance of our stores opened greater than ten years ago (store sites opened as follows: 2010 group – opened 2000 and earlier, 2009 group – opened 1999 and earlier, and 2008 group – opened 1998 and earlier) and opened greater than five years ago (store sites opened as follows: 2010 group – opened 2005 and earlier, 2009 group – opened 2004 and earlier, and 2008 group – opened 2003 and earlier). These two groups of stores are more cyclical due to the increased market share they enjoy in their local markets. The stores opened greater than two years ago represent a consistent ‘same store’ view of our business (store sites opened as follows: 2010 group – opened 2008 and earlier, 2009 group – opened 2007 and earlier, and 2008 group – opened 2006 and earlier). The daily sales change for each of these groups was as follows:

Store Age	2010	2009	2008

Opened greater than 10 years	12.5%	-21.1%	6.9%

Opened greater than 5 years	13.0%	-20.6%	7.8%

Opened greater than 2 years	14.6%	-19.5%	9.6%

Note: The age groups above are measured as of the last day of each respective year.

Stores opened in 2010 contributed approximately $22,040 (or 1.0%) to 2010 net sales. Stores opened in 2009 contributed approximately $52,737 (or 2.3%) to 2010 net sales and approximately $15,172 (or 0.8%) to 2009 net sales. The rate of growth in sales of store locations generally levels off after they have been open for five years, and, as stated earlier, the sales generated at our older store locations typically vary more with the economy than do the sales of younger stores.

SALES BY PRODUCT LINE:

The approximate mix of sales from the original fastener product line and from the other product lines was as follows:

	2010	2009	2008

Fastener product line	49%	50%	51%

Other product lines	51%	50%	49%

COMMENTS REGARDING MONTHLY SALES CHANGES, SEQUENTIAL TRENDS, AND END MARKET PERFORMANCE

Note – Daily sales are defined as the sales for the period divided by the number of business days in the period.

This section focuses on three distinct views of our business – monthly sales changes, sequential trends, and end market performance. The discussion of monthly sales changes provides a good mechanical view of our business based on the age of our stores. The discussion of sales trends provides a framework for understanding the sequential trends (that is, comparing a period to the immediately preceding period) in our business since the market deteriorated late in 2008. Finally, we believe the discussion regarding end market performance provides insight into activities with our various types of customers.

MONTHLY SALES CHANGES:

Stores opened greater than five years – The impact of the economy, over time, is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2010 group – opened 2005 and earlier, 2009 group – opened 2004 and earlier, and 2008 group – opened 2003 and earlier). This store group is more cyclical due to the increased market share these stores enjoy in their local markets. During each of the twelve months in 2010, 2009, and 2008, the stores opened greater than five years had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	-2.1%	-0.5%	7.4%	14.9%	17.3%	16.2%	19.8%	18.2%	18.9%	17.9%	13.2%	16.0%
2009	-12.4%	-14.3%	-21.5%	-25.2%	-25.2%	-26.3%	-26.6%	-24.7%	-24.2%	-21.7%	-15.0%	-12.1%
2008	8.9%	8.8%	9.9%	10.5%	10.4%	11.2%	9.7%	11.3%	8.5%	6.8%	0.9%	-5.1%

Stores opened greater than two years – Our stores opened greater than two years (store sites opened as follows: 2010 group – opened 2008 and earlier, 2009 group – opened 2007 and earlier, and 2008 group – opened 2006 and earlier) represent a consistent ‘same-store’ view of our business. During each of the twelve months in 2010, 2009, and 2008, the stores opened greater than two years had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	0.6%	2.3%	9.6%	16.3%	18.5%	18.3%	21.3%	19.2%	19.8%	18.8%	14.1%	16.8%
2009	-11.2%	-13.8%	-20.1%	-24.0%	-23.7%	-25.1%	-25.4%	-24.0%	-23.1%	-20.9%	-13.7%	-10.6%
2008	12.0%	11.1%	12.5%	13.1%	12.0%	12.0%	10.9%	12.8%	10.5%	8.1%	2.3%	-3.9%

All company sales – During each of the twelve months in 2010, 2009, and 2008, all of our selling locations combined had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	2.4%	4.4%	12.1%	18.6%	21.1%	21.1%	24.4%	22.1%	23.5%	22.4%	17.9%	20.9%
2009	-8.5%	-10.5%	-17.4%	-21.0%	-20.7%	-22.5%	-22.9%	-21.4%	-20.8%	-18.7%	-12.0%	-8.6%
2008	15.6%	15.0%	16.9%	17.1%	16.0%	15.9%	14.8%	16.4%	14.3%	11.9%	6.8%	0.0%

The improvement in 2010 generally continues the trend we saw in the latter half of 2009. The slow-down in the final three months of 2008 and all of 2009 relate to the general economic weakness in the global marketplace.

Several additional factors positively impacted our sales growth in 2010: (1) the strengthening Canadian dollar (when compared to the United States dollar) added approximately 0.7 percentage points to our daily sales growth and (2) our Holo-Krome business, which we acquired in December 2009, added approximately 0.5 percentage points to our daily sales growth.

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

The table below shows the pattern to our sequential change in our daily sales. The line labeled ‘Past’ is an historical average of our sequential daily sales change for the period 1998 to 2003. We chose this time frame because it had similar characteristics, a weaker industrial economy in North America, and could serve as a benchmark for a possible trend line. The ‘2009’ and ‘2010’ lines represent our actual sequential daily sales changes. The ‘09Delta’ line is the difference between the ‘Past’ and ‘2009’; similarly, the ‘10Delta’ is the difference between the ‘Past’ and ‘2010’.

	Jan.(1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.
Past	0.9%	3.3%	2.9%	-0.3%	3.4%	2.8%	-2.3%	2.6%	2.6%	-0.7%

2009	-18.3%	-2.6%	-1.4%	-4.9%	2.7%	1.7%	-3.6%	5.5%	3.3%	-0.7%
09Delta	-19.2%	-5.9%	-4.3%	-4.6%	-0.7%	-1.1%	-1.3%	2.9%	0.7%	0.0%

2010	2.9%	-0.7%	5.9%	0.6%	4.8%	1.7%	-1.0%	3.5%	4.5%	-1.5%
10Delta	2.0%	-4.0%	3.0%	0.9%	1.4%	-1.1%	1.3%	0.9%	1.9%	-0.8%

(1)	The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.

The 18.3% drop from October 2008 to January 2009 represents the immediate impact of the economy on our business. During this time frame, our daily sales change, on a year-over-year basis, dropped from 11.9% growth in October to a contraction of 8.5% in January. After January, the trend continued downward as the ‘Delta’ (or spread between the benchmark and the 2009 actual) in February, March, and April 2009 averaged a negative 4.9%. The daily sales contraction, on a year-over-year basis, was 21.0% in April. The ‘Delta’ from May 2009 to July 2009 was not as significant, averaging a negative 1.0%. While this period was still painful, it began to show what we believe was the bottom of the drop. Finally, in the period from August 2009 to December 2009, the ‘Delta’ improved, and averaged a positive 0.7%. During 2010, sales have been strong - our business exceeded the trend line in January, whereas February took a step back due to inclement weather, and March reestablished the trend of being at or above the trend line (see graph below).

A graph of the sequential daily sales change pattern discussed above, starting with a base of ‘100’ in the previous October and ending with the next October, would be as follows:

END MARKET PERFORMANCE:

Fluctuations in end market business –The sequential trends noted above were directly linked to fluctuations in our end markets. To place this in perspective – approximately 50% of our business has historically been with customers engaged in some type of manufacturing. The daily sales to these customers grew or contracted in the first, second, third, and fourth quarters (when compared to the same quarter in the previous year), and for the year, as follows:

	Q1	Q2	Q3	Q4	Annual
2010	15.7%	29.8%	30.6%	17.7%	22.4%
2009	-16.0%	-25.2%	-22.8%	-10.1%	-18.8%

The 2010 growth was more pronounced in our industrial production business (this is business where we supply products that become part of the finished goods produced by our customers) and less pronounced in the maintenance portion of our manufacturing business (this is business where we supply products that maintain the facility or the equipment of our customers engaged in manufacturing). The 2009 contraction was more severe in our industrial production business and less severe in the maintenance portion of our manufacturing business.

Our non-residential construction customers have historically represented 20% to 25% of our business. The daily sales to these customers grew or contracted in the first, second, third, and fourth quarters (when compared to the same quarter in the previous year), and for the year, as follows:

	Q1	Q2	Q3	Q4	Annual

2010	-14.7%	0.5%	6.3%	10.3%	-0.3%
2009	-6.4%	-19.6%	-25.3%	-24.8%	-19.4%

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

A graph of the sequential daily sales trends to these two end markets in 2008, 2009, and 2010, starting with a base of ‘100’ in the previous October and ending with the next October, would be as follows:

PATHWAY TO PROFIT AND ITS IMPACT ON OUR BUSINESS:

During April 2007 we disclosed our intention to alter the growth drivers of our business – For most of the preceding ten years, we used store openings as the primary growth driver of our business (our historical rate was approximately 14% new stores each year). As announced in April 2007, we began to add outside sales personnel into existing stores at a faster rate than historical patterns. We funded this sales force expansion with the occupancy savings generated by opening stores at the rate of 7% to 10% per year (see our disclosure below regarding the temporary slowing of our store growth in 2009 and 2010). Our goal was four-fold: (1) to continue growing our business at a similar rate with the new outside sales investment model, (2) to grow the sales of our average store to $125 thousand per month in the five year period from 2007 to 2012, (3) to enhance the profitability of the overall business by capturing the natural expense leverage that has historically occurred in our existing stores as their sales grow, resulting in a growth of our pre-tax earnings to 23% of net sales by 2012, and (4) to improve the performance of our business due to the more efficient use of working capital (primarily inventory) as our average sales volume per store increases. The economic weakness that dramatically worsened in the fall of 2008 and continued into 2009 caused us to alter the ‘pathway to profit’ beginning in 2009. These changes centered on two aspects (1) temporarily slowing new store openings to a range of 2% to 5% per year, and (2) temporarily stopping headcount additions except for new store openings and for stores that are growing. (See later discussion on future store openings.)

One side benefit of the ‘pathway to profit’ initiative, described above, is a slow altering of our cost structure over the last several years to increase the portion of our operating costs that are variable versus fixed. This dramatically improved our ability to manage through the economic environment of the last two years. As discussed in our third quarter 2009 earnings release, we began to stabilize our store headcount in October 2009. From the fourth quarter of 2009 to the fourth quarter of 2010 we grew our store average full-time equivalent (FTE) headcount from 7,007 to 7,611, or 8.6%. (See later discussion on store count and FTE numbers by quarter.)

The ‘pathway to profit’ initiative allows us to focus on the three drivers of our business: (1) store headcount, (2) store (or unit) growth, and (3) average sales volume per store, which ultimately drive our level of profitability. Our original goal was to hit the $125 thousand per month store average, and grow our pre-tax earnings to 23% of net sales by 2012. We previously disclosed that we believed the duration of the economic weakness could delay the timing of when we achieve these goals by 24-30 months. However, as described below, we have now modified our thinking regarding our pre-tax earnings goals.

During 2010, we modified our thought process around the ‘pathway to profit’ in two regards: (1) we have structurally lowered our cost structure and believe we can hit our profitability target in the ‘pathway to profit’ initiative with average store sales of $100 - $110 thousand per month by 2013 (see evidence of this in our ‘Store Size and Profitability’ table later in this document) and (2) we decided to hire fewer store-based people and instead added resources focused on specific opportunities, such as national accounts personnel and dedicated sales specialists (manufacturing, government, industry focused, and automated solutions).

Future store openings – In July 2010, we indicated our intentions to open 80 to 95 new stores during the second half of 2010 (or an annualized rate of 6.8% to 8.0%). During the second half of 2010 we opened 82 stores. In 2011, we intend to open 150 to 200 new stores, or an annualized rate of 6.0% to 8.0%.

Store Count and Full-Time Equivalent (FTE) Headcount – Because of our ‘pathway to profit’, we increased both our store count (opening 7.5% and 8.1% new stores in calendar 2008 and 2007, respectively) and our store FTE headcount in 2007 and 2008. However, the rate of increase in store locations slowed (we opened 5.4% and 3.0% new stores in calendar 2010 and 2009, respectively) and our FTE headcount for all types of personnel was reduced when the economy weakened late in 2008. The number of stores at quarter end, the average headcount at our stores per quarter, the average FTE headcount per quarter, and the percentage change were as follows for the first quarter of 2007 (the last completed quarter before we began the ‘pathway to profit’), for the third quarter of 2008 (our peak quarter before the economy weakened), and for each of the last five quarters:

	Q1	Q3	Q4	Q1	Q2	Q3	Q4
	2007	2008	2009	2010	2010	2010	2010

Store locations-quarter end count	2,073	2,300	2,369	2,392	2,407	2,453	2,490
% change (twelve months)		7.2%	2.5%	2.1%	2.4%	4.3%	5.1%
% change since Q1 2007		11.0%	14.3%	15.4%	16.1%	18.3%	20.1%

Store personnel - absolute headcount	6,849	9,123	8,519	8,404	8,401	8,643	9,048
% change (twelve months)		17.9%	-9.9%	-7.8%	-3.7%	0.4%	6.2%
% change since Q1 2007		33.2%	24.4%	22.7%	22.7%	26.2%	32.1%

Store personnel - FTE	6,383	8,280	7,007	7,004	7,118	7,450	7,611
Non-store selling personnel - FTE	616	599	597	594	591	639	712

Sub-total of all sales personnel - FTE	6,999	8,879	7,604	7,598	7,709	8,089	8,323

Distribution and manufacturing personnel-FTE [1]	1,962	2,244	1,768	1,800	1,884	2,007	2,040
Administrative personnel-FTE	767	805	701	706	707	726	744

Sub-total of non-sales personnel - FTE	2,729	3,049	2,469	2,506	2,591	2,733	2,784

Total - average FTE headcount	9,728	11,928	10,073	10,104	10,300	10,822	11,107

% change (twelve months)
Store personnel - FTE		15.2%	-15.1%	-9.7%	-1.2%	5.1%	8.6%
Non-store selling personnel - FTE		-2.4%	-2.1%	-1.3%	0.3%	9.0%	19.3%

Sub-total of all sales personnel - FTE		13.8%	-14.2%	-9.1%	-1.1%	5.4%	9.5%

Distribution and manufacturing personnel-FTE [1]		5.4%	-20.3%	-8.7%	1.5%	13.8%	15.4%
Administrative personnel-FTE		7.9%	-12.6%	-10.7%	-8.5%	-1.4%	6.1%

Sub-total of non-sales personnel - FTE		6.0%	-18.2%	-9.3%	-1.4%	9.4%	12.8%

Total - average FTE headcount		11.7%	-15.2%	-9.1%	-1.2%	6.4%	10.3%

% change since Q1 2007
Store personnel - FTE		29.7%	9.8%	9.7%	11.5%	16.7%	19.2%
Non-store selling personnel - FTE		-2.8%	-3.1%	-3.6%	-4.1%	3.7%	15.6%

Sub-total of all sales personnel - FTE		26.9%	8.6%	8.6%	10.1%	15.6%	18.9%

Distribution and manufacturing personnel-FTE [1]		14.4%	-9.9%	-8.3%	-4.0%	2.3%	4.0%
Administrative personnel-FTE		5.0%	-8.6%	-8.0%	-7.8%	-5.3%	-3.0%

Sub-total of non-sales personnel - FTE		11.7%	-9.5%	-8.2%	-5.1%	0.1%	2.0%

Total - average FTE headcount		22.6%	3.5%	3.9%	5.9%	11.2%	14.2%

[1]	Note – The distribution and manufacturing headcount was impacted by the addition of 92 employees with the acquisition of Holo-Krome in December 2009.

We have reduced our average FTE headcount at our store locations 8.1% since our peak of 8,280 average FTE headcount in the third quarter of 2008, much of this decrease relates to a reduction in part-time hours worked as our average absolute headcount numbers related to store personnel declined by 0.8% during this time period.

Store Size and Profitability – The store groups listed in the table below, when combined with our strategic account stores, represented approximately 88%, 87%, and 88% of our sales in the fourth quarter of 2010, 2009, and 2008, respectively. Strategic account stores are stores that are focused on selling to a group of strategic account customers in a limited geographic market. Our remaining sales (approximately 12%, 13%, and 12%, respectively) relate to either: (1) our in-plant locations, (2) our direct Fastenal Cold Heading business (including our Holo-Krome business acquired in December 2009), or (3) our direct import business. Our average store had sales of $67,600, $58,100, and $70,200 per month in the fourth quarter of 2010, 2009, and 2008, respectively. This average amount was $71,600 per month in the first quarter of 2007 (the last completed quarter before we began the ‘pathway to profit’). The average age, number of stores, and pre-tax earnings data by store size for the fourth quarter of 2010, 2009, and 2008, respectively, were as follows:

Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Earnings Percentage
Three months ended December 31, 2010
$0 to $30,000	3.8	467	18.8%	-13.2%
$30,001 to $60,000	6.8	967	38.8%	12.7%
$60,001 to $100,000	9.6	582	23.4%	21.9%
$100,001 to $150,000	12.1	279	11.2%	25.2%
Over $150,000	15.0	156	6.3%	26.8%
Strategic Account Store		39	1.6%

Company Total		2,490	100.0%	18.7%

Three months ended December 31, 2009
$0 to $30,000	3.9	620	26.2%	-16.2%
$30,001 to $60,000	6.8	931	39.3%	10.0%
$60,001 to $100,000	9.3	516	21.8%	20.0%
$100,001 to $150,000	13.0	176	7.4%	23.8%
Over $150,000	15.5	99	4.2%	25.0%
Strategic Account Store		27	1.1%

Company Total		2,369	100.0%	15.0%

Three months ended December 31, 2008
$0 to $30,000	2.7	498	21.5%	-23.9%
$30,001 to $60,000	5.3	797	34.5%	9.9%
$60,001 to $100,000	8.0	539	23.3%	20.9%
$100,001 to $150,000	10.2	286	12.4%	25.9%
Over $150,000	14.1	171	7.4%	27.4%
Strategic Account Store		20	0.9%

Company Total		2,311	100.0%	18.3%

Note – Amounts may not foot due to rounding difference.

Our original intent under the ‘pathway to profit’ was to increase the sales of our average store to approximately $125,000 per month (see earlier discussion) in order to meet our pre-tax earnings profitability goal. This would have shifted the store mix emphasis from the first three categories ($0 to $30,000, $30,001 to $60,000, and $60,001 to $100,000) to the last three categories ($60,001 to $100,000, $100,001 to $150,000, and over $150,000), and we believe would have allowed us to leverage our fixed cost and increase our overall productivity. Our goal today is to continue (1) to grow the business and (2) to grow our pre-tax earnings as a percent of net sales. As stated earlier, we now believe, based on the profitability improvements noted in the previous table, that we can hit our pre-tax earnings percent goal of 23% with average store sales of approximately $100,000 – $110,000 per month.

Note – Dollar amounts in this section are presented in whole dollars, not thousands.

STATEMENT OF EARNINGS INFORMATION (percentage of net sales) for the years ended December 31:

	Twelve-month period
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Gross profit	51.8%	50.9%	52.8%

Operating and administrative expenses	32.8%	35.6%	33.6%
Loss on sale of property and equipment	0.0%	0.0%	0.0%

Operating income	19.0%	15.3%	19.2%

Interest income	0.1%	0.1%	0.0%

Earnings before income taxes	19.1%	15.4%	19.3%

Note – Amounts may not foot due to rounding difference.

Gross profit percentage for 2010 increased from 2009, and the gross profit percentage for 2009 decreased from 2008.

The gross profit percentage in the first, second, third and fourth quarters was as follows:

	Q1	Q2	Q3	Q4
2010	51.1%	52.1%	51.8%	52.0%
2009	52.9%	51.1%	50.0%	49.9%
2008	52.4%	52.5%	52.9%	53.4%

The fluctuations in our gross profit percentages are typically driven by: (1) transactional gross profit, (2) organizational gross profit, and (3) vendor incentive gross profit. The transactional gross profit represents the gross profit realized due to the day-to-day fluctuations in customer pricing relative to product and freight costs. This component was negatively influenced by the competitive landscape in 2009 which depressed the prices we could charge for our products. This component has generally improved since August 2009, except for customer mix which is discussed later. The organizational gross profit represents the component of gross profit we attribute to buying scale and efficiency gains. This component was negatively influenced by deflationary impacts in 2009 as we were selling inventory sourced at peak costs late in 2008. This component was magnified in 2009 due to the nature of our inventory turns and the dramatic decrease in sales activity during much of the year. However, this component improved in the first, second, third, and fourth quarters of 2010 when compared to the fourth quarter of 2009. The third component relates to vendor volume allowances. The gross profit dollars associated with this component dropped dramatically in the second half of 2009. However, this component improved in the first, second, third, and fourth quarters of 2010 when compared to the fourth quarter of 2009. In our second quarter 2010 earnings release, we indicated our belief that the first two components would continue to improve as we progress into the remainder of 2010. This belief was based on (1) our focused effort to raise our transactional margin and (2) the bias which we believed existed for some inflation in 2010 rather than the significant deflation we experienced in 2009. In the third quarter of 2010, our assumptions about the latter half of the year were proven wrong and these two components had a negative impact on gross profit percentage. We continued to struggle with the first component in the fourth quarter, but did see some improvement in the second component due to the expansion of inventory depth which decreased the need for ‘fill in’ (short-term purchases to ‘fill in’ an empty shelf, because normal procurement lead times do not meet demand) buys which carry a cost premium. The decrease in gross profit percentage, from the second quarter of 2010 to the third and fourth quarters of 2010 was primarily caused by the strong growth of our industrial production business; which resulted in a change in our overall business mix. The industrial production business has a lower gross margin; therefore, the change in mix pulled our gross margin down. However, since the operating expenses of our industrial production business are lower, operating income produced by that business is similar to our overall business. The second cause was the relative lack of inflation in the third and fourth quarters. Finally, as we indicated in our second quarter 2010 earnings release, vendor volume allowances largely recovered during the second quarter to the levels in place in 2008 and in early 2009 due to the reset of vendor allowance programs which tend to be calendar based. However, the fourth quarter of 2010 did see some improvement in this category. Generally speaking, the decline in the gross margin percentage from 2008 to 2009 was evenly split between a deterioration in the three components discussed earlier. The improvement from 2009 to 2010 was primarily related to improvements in vendor incentive gross profit (about half of the improvement), and the balance primarily related to improvements in organizational gross profit and transactional gross profit.

Operating and administrative expenses improved relative to sales in 2010 versus both 2009 and 2008.

Historically, 65% to 70% of our operating and administrative expenses consist of employee related costs. The components are: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, and (3) education. During 2009, this range had reduced to 60% to 65% due to the factors noted below. During 2010, this range moved back to the historical level.

The two largest components of employee related costs grew/contracted as follows:

	2010	2009	2008
Payroll cost	16.7%	-18.3%	14.1%
Health care cost	-9.0%	24.1%	14.8%

The two largest components of operating and administrative expenses, outside of the employee related costs, grew/contracted as follows:

	2010	2009	2008
Occupancy	3.5%	3.1%	9.9%
Selling transportation	-0.2%	-18.3%	26.7%

The 2010 disparity between the full-time equivalent headcount increase of 10.3% noted earlier and the 16.7% annual increase in payroll costs noted above is driven by several factors: (1) sales commissions earned grew (this increase was amplified by the sales growth and the gross margin expansion, both of which have a meaningful impact on the commissions earned), (2) total bonuses earned increased due to our profit growth, (3) hours worked per employee grew, and (4) our profit sharing contribution grew. These four items, when compared to 2009, all grew at a rate faster than the rate of sales growth.

The 2009 disparity between the full-time equivalent headcount decrease of 15.2% noted earlier and the 18.3% annual decrease in payroll costs noted above is driven by several factors: (1) sales commissions earned contracted (this decrease was amplified by the sales contraction and the gross margin contraction, both of which have a meaningful impact on the commissions earned), (2) total bonuses earned decreased due to our profit contraction, (3) hours worked per employee contracted, and (4) our profit sharing contribution was reduced to zero. These four items, when compared to 2008, all contracted at a rate faster than the rate of sales contraction.

Our health care costs in 2010 decreased from the unusual peak in 2009. Health care costs in 2009 and the first quarter of 2010 increased due to the increase in the percentage of employees opting for expanded coverage as their spouses lost their insurance coverage at other employers, increases in COBRA costs due to changes in federal funding within COBRA, and an increase in health care utilization when compared to previous years. These conditions still exist in the second, third, and fourth quarters of 2010; however, the spike in costs in the second, third, and fourth quarters of 2009 changed the comparison. On a two year basis, our health care costs are still up significantly despite a decrease in headcount.

The two largest components of the remaining costs within our operating and administrative expenses include occupancy and selling transportation. Occupancy expenses increased from 2009 to 2010 and increased from 2008 to 2009. The annual increase in occupancy expense was driven by (1) increases in utilities, (2) increases in taxes, (3) new store locations, (4) expansions to our Indianapolis and Dallas distribution centers, and (5) in the case of 2010, our new Holo-Krome facilities. The selling transportation costs consist primarily of our store fleet as most of the distribution fleet costs are included in cost of sales. Selling transportation costs included in operating and administrative expenses decreased in both years due to (1) fleet reductions, (2) moderating fuel costs, and (3) in the case of 2010, improvements in the resale market for used fleet (pickup) prices.

The last several years have seen meaningful swings in the cost of diesel fuel and gasoline – During the first, second, third, and fourth quarters of 2010, our total vehicle fuel costs were approximately $6.4 million, $6.8 million, $6.6 million, and $7.1 million, respectively. During the first, second, third, and fourth quarters of 2009, our total vehicle fuel costs were approximately $5.2 million, $5.7 million, $6.2 million, and $6.1 million, respectively. The changes resulted from variations in fuel costs, variations in the service levels provided to our stores from our distribution centers, and changes in the number of vehicles at our store locations. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of goods and the fuel utilized in our store delivery vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50:50 between distribution and store use).

The average per gallon fuel costs (in actual dollars) and the percentage change (on a year-over-year basis) for the last three years was as follows:

Per gallon average price	Q1	Q2	Q3	Q4

2010 price
Diesel fuel	$2.89	3.06	2.96	3.14
Gasoline	$2.68	2.80	2.71	2.84

2009 price
Diesel fuel	$2.19	2.29	2.61	2.70
Gasoline	$1.86	2.25	2.55	2.54

2008 price
Diesel fuel	$3.47	4.30	4.38	3.11
Gasoline	$3.07	3.65	3.85	2.49

Per gallon price change	Q1	Q2	Q3	Q4

2010 change
Diesel fuel	32.0%	33.6%	13.4%	16.3%
Gasoline	44.1%	24.4%	6.3%	11.8%

2009 change
Diesel fuel	-36.9%	-46.7%	-40.4%	-13.2%
Gasoline	-39.4%	-38.4%	-33.8%	2.0%

Loss on Sale of Property and Equipment – The loss on sale of property and equipment for 2010 and 2009 came primarily from the sale of used vehicles.

Income taxes – Incomes taxes as a percentage of earnings before income taxes, were approximately 38.4%, 38.0%, and 38.0% for 2010, 2009, and 2008, respectively. This rate fluctuates over time based on (1) the income tax rates in the various jurisdictions in which we operate, (2) the level of profits in those jurisdictions, and (3) changes in tax law and regulations in those jurisdictions.

Net Earnings – Net earnings, net earnings per share (EPS), percentage change in net earnings, and the percentage change in EPS, were as follows:

Dollar amounts	2010	2009	2008
Net earnings	$265,356	184,357	279,705
Basic EPS	1.80	1.24	1.88
Diluted EPS	1.80	1.24	1.88

Percentage change	2010	2009	2008
Net earnings	43.9%	-34.1%	20.2%
Basic EPS	45.2%	-34.0%	21.3%
Diluted EPS	45.2%	-34.0%	21.3%

During 2010, the net earnings increase was greater than that of sales primarily due to the previously mentioned factors included in the discussion on the improvements in the gross margin percentage and in the growth in operating expenses which was dramatically less than sales growth. During 2009, the net earnings decrease was greater than that of sales primarily due to the previously mentioned factors in our gross margin discussion. During 2008, the net earnings growth rate was greater than that of net sales primarily because of the previously mentioned improvements in gross profit margins and disciplined management of our occupancy expenses. The EPS percentage change was better than that of net earnings due to the repurchase of shares in 2007, 2008, and 2009.

Working Capital – Two components of working capital, accounts receivable and inventories, are highlighted below. The annual dollar change and the annual percentage change were as follows:

Dollar change	2010	2009
Accounts receivable	55,964	(30,771)
Inventories	48,964	(55,842)

Annual percentage change	2010	2009
Accounts receivable	26.1%	-12.6%
Inventories	9.6%	-9.9%

These two assets were impacted by our initiatives to improve working capital. These initiatives include (1) the establishment of a centralized call center to facilitate accounts receivable management (this facility became operational early in 2005) and (2) the disciplined management of all inventory amounts not identified as either expected store inventory, new expanded inventory, inventory necessary for upcoming store openings, or inventory necessary for our ‘master stocking hubs’.

The accounts receivable increase of 26.1% from 2009 to 2010 was created by a daily sales increase of 17.9% and 20.9% in November and December 2010, respectively. The increase in accounts receivable was greater than the increase in daily sales. This was primarily driven by the significant growth in both our national account (large customer) business and in our international business, both of which typically pay slower than our remaining business. The accounts receivable decrease of 12.6% from 2008 to 2009 relates to a daily sales decrease of 12.0% and 8.6% in November and December 2009, respectively.

A portion of our inventory procurement has a longer lead time than our ability to foresee sales trends; therefore, the drop in sales growth activity in the fourth quarter of 2008 and during the first two months of 2009 resulted in inventory consumption that was less than the amount of inbound product. The inventory decrease began in March 2009 and continued through most of 2009. Our inventory dropped approximately $9,000, $36,000, and $21,000 during the first, second, and third quarters of 2009, respectively. The inventory grew by approximately $10,000 in the fourth quarter of 2009; approximately half of this increase related to our December 2009 acquisition of Holo-Krome and the balance related to an increase in inventory stocking at our distribution centers to support the improving sales trends seen since August 2009. During 2010, our inventory decreased approximately $1,000 in the first quarter, and increased approximately $15,000, $24,000, and $11,000 in the second, third, and fourth quarters, respectively, or a $49,000 increase year-to-date. This was disappointing to us; however, the expanding sales trends noted earlier in this discussion overshadowed the disappointment. In its most simplified view, our expanding inventories are directly related to (1) the expanding sales growth trends (with emphasis on our large account business – both OEM & MRO), (2) our confidence in their sustainability, and (3) an increase in the rate of store openings.

As we indicated in earlier communications, our goal is to move the ratio of annual sales to accounts receivable and inventory (Annual Sales: AR&I) back to a better than a 3.0:1 ratio. On December 31, 2010 and 2009, we had a ratio of 2.7:1.

Acquisition – On December 18, 2009, we purchased certain assets of a domestic manufacturer of socket products (a type of fastener). The business had an established name, ‘Holo-Krome’, and has a good depth of knowledge and skill in its approximate 90 employees. The business did not have a meaningful impact on our 2009 financial results (there were some balance sheet impacts of the ‘all cash’ acquisition, as noted in our cash flow statement). The acquisition did not have a material impact on our overall sales in 2010.

Liquidity and Capital Resources

Net cash provided by operating activities — Net cash provided by operating activities in dollars and as a percentage of net earnings were as follows:

	2010	2009	2008
Net cash provided	$240,488	306,070	259,898
% of net earnings	90.6%	166.0%	92.9%

The 2010 decrease in net cash provided by operating activities was primarily due to increases in working capital due to our growth in sales. The 2009 and 2008 increase in net cash provided by operating activities was primarily due to the continued improvement in accounts receivable and inventory noted in the working capital discussion above.

The approximate percentage mix of inventory stocked at our stores versus our distribution center locations was as follows on December 31:

	2010	2009	2008
Store	57%	64%	62%
Distribution Center	43%	36%	38%

Total	100%	100%	100%

New stores open with the standard store model, which consists of a core stocking level of approximately $50 thousand per location. This inventory level grows as the level of business in a store grows.

Net cash used in investing activities — Net cash used in investing activities in dollars and as a percentage of net earnings were as follows:

	2010	2009	2008
Net cash used	$80,048	81,749	86,583
% of net earnings	30.2%	44.3%	31.0%

Property and equipment expenditures in dollars and as a percentage of net earnings were as follows:

	2010	2009	2008
Net Capital Expenditures	$69,138	47,675	86,923
% of net earnings	26.1%	25.9%	31.1%

The net cash used in investing activities was largely unchanged from 2009 to 2010. The net expenditures for property and equipment (purchases less proceeds of disposals) increased from 2009 to 2010 primarily due to increases for expansions at our Indianapolis, Indiana distribution center and related to increased spending for our Fastenal Automated Solutions Technology, which primarily consists of automated vending equipment. The 2009 decrease in investing activities from 2008 is primarily due to the decrease in property and equipment expenditures. This was primarily due to the reduction or elimination in 2009 of the cost related to the purchase of adjoining property in Indianapolis, Indiana and the relocation of our Dallas, Texas distribution center which occurred in 2008, and the expansion of our Indianapolis, Indiana master distribution center which occurred in 2008 and the first half of 2009. This decrease was partially offset by an increase in purchase of short-term marketable securities in 2009. The 2008 increase in investing activities was primarily due to the increase in property and equipment expenditures. This was primarily due to the expansion of our Indianapolis, Indiana master distribution center, the purchase of adjoining property in Indianapolis, Indiana and the relocation of our Dallas, Texas distribution center noted above.

Property and equipment expenditures in 2010, 2009 and 2008 consist of: (1) purchase of software and hardware for Fastenal’s information processing systems, (2) addition of certain pickup trucks, (3) purchase of signage, shelving, and other fixed assets related to store openings, (4) addition of manufacturing and warehouse equipment, (5) expansion or improvement of certain owned or leased store properties, (6) expansion of Fastenal’s distribution/trucking fleet, (7) cost related to the relocation of our new Dallas, Texas distribution center (2008), (8) cost related to the expansion of our Indianapolis, Indiana master distribution center (2008, 2009, and 2010), (9) cost of a new manufacturing facility in Rockford, Illinois (2008), (10) cost of a new manufacturing facility for our Holo-Krome business in Wallingford, Connecticut (2010), and (11) purchases related to our Fastenal Automated Solutions Technology, which primarily consists of automated vending equipment (2009 and 2010). Disposals of property and equipment consist of the planned disposition of certain pick-up trucks, semi-tractors, and trailers in the normal course of business, the disposition of real estate relating to several store locations and, in the case of 2008, the disposal of our former Dallas, Texas distribution center.

An estimate of our 2011 net capital expenditures and a recap of our 2010 net capital expenditures is provided below. As of year end, we had no material outstanding commitments for capital expenditures.

We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and, if necessary, from our borrowing capacity. In addition to opening new stores in the United States, we plan to continue opening additional stores in our foreign markets.

Net capital expenditures	2011 (Estimate)	2010 (Actual)
Manufacturing, warehouse and packaging equipment, dispensing equipment, and facilities	$60,000	50,822
Shelving and related supplies for store openings and for product expansion at existing stores	4,500	4,298
Data processing software and equipment	11,000	7,347
Real estate and improvements to store locations	3,500	1,740
Vehicles	12,000	9,390
Proceeds from sale of property and equipment	(4,500)	(4,459)

	$86,500	69,138

We have future commitments for facilities and equipment and for vehicles at year end. The facility and vehicle amounts primarily consist of future lease payments. The expected future cash obligations related to the commitments are as follows:

	Total	2011	2012 & 2013	2014 & 2015	After 2015
Facilities and equipment	228,937	105,565	98,345	25,027	0
Vehicles	28,384	16,114	12,270	0	0

Total	257,321	121,679	110,615	25,027	0

Net Cash Used in Financing Activities — Net cash used in financing activities in dollars and as a percentage of net earnings were as follows:

	2010	2009	2008
Net cash used	$182,814	148,047	143,432
% of net earnings	68.9%	80.3%	51.3%

The fluctuations are due to our changes in dividends and stock purchases over the three years. These items in dollars and as a percentage of earnings were as follows:

	2010	2009	2008
Dividends	$182,814	106,943	117,474
% of net earnings	68.9%	58.0%	42.0%

Stock purchases	$0	41,104	25,958
% of net earnings	0.0%	22.3%	9.3%

Total returned to shareholders	$182,814	148,047	143,432
% of net earnings	68.9%	80.3%	51.3%

Stock Repurchase — In July 2009, our board of directors authorized purchases by us of up to 2,000,000 shares of our common stock. This authorization replaced any unused authorization previously granted by the board of directors. During 2009, we purchased 1,100,000 shares of our outstanding stock at an average price of approximately $37.37 per share. These purchases occurred in the fourth quarter of 2009. We did not purchase any stock in 2010. As of February 9, 2011, we have remaining authority to purchase up to 900,000 additional shares of our common stock.

Dividends — We declared a dividend of $0.50 per share on January 17, 2011. We paid aggregate annual dividends per share of $1.24, $0.72, and $0.79 in 2010, 2009, and 2008, respectively.

Line of Credit — We have an $8,000 line of credit under which $0 was outstanding at year end. The line bears interest at 0.9% over the LIBOR rate. We do not pay a fee for the unused portion of this line.

Effects of Inflation — We noted minimal price changes in 2010. Price deflation related to certain products negatively impacted net sales in 2009. Price inflation related to certain products positively impacted net sales in 2008.

Critical Accounting Policies — Our estimates related to certain assets and liabilities are an integral part of our consolidated financial statements. These estimates are considered critical because they require subjective and complex judgments.

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

Tax strategies – Our effective income tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. We establish income tax reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions if challenged may or may not result in us prevailing. If we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the largest amount that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. We regularly monitor our tax positions and tax liabilities. We re-evaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or reverse a previously recorded tax benefit, when (i) there is a completion of a tax audit, (ii) there is a change in applicable tax law including a tax case or legislative guidance, or (iii) there is an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective income tax rate in future periods.

Legal reserves – Occasionally we are involved in legal matters. The outcomes of these legal matters are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages that could require significant expenditures. We record a liability for these legal matters when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Although we believe we have adequately provided for probable losses from litigation, the ultimate outcome of litigation could be materially different from reserves recorded.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements. This update requires entities to make new disclosures about recurring or nonrecurring fair-value measurements and provides clarification of existing disclosure requirements. For assets and liabilities that are measured at fair value on a recurring basis, the ASU requires disclosure of significant transfers between Levels 1 and 2, and transfers into and out of Level 3 of the fair value hierarchy and the reasons for those transfers. Significant transfers into each level must be disclosed and discussed separately from transfers out of each level. Significance is judged with respect to earnings, total assets, total liabilities or total equity. An accounting policy must be determined and disclosed as to when transfers between levels are recognized: (1) actual date, (2) beginning of period or (3) end of period. The ASU amends the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements to present information about purchases, sales, issuances and settlements on a gross basis rather than as a net number. The ASU amends Accounting Standards Codification (ASC) 820 to require fair value measurement disclosures for each class of assets and liabilities and clarifies that a description of the valuation technique and inputs used to measure fair value is required for both recurring and nonrecurring fair value measurements. This standard became effective in 2010, except for the requirement to provide the Level activity of purchases, sales, issuances and settlement on a gross basis, which will be effective beginning in the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements. This update amends guidance on subsequent events. This amendment removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. However, the date-disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued. This standard became effective in the first quarter of 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

Proposed Accounting Pronouncements

In recent exposure drafts, the International Accounting Standards Board (IASB) and the FASB proposed a new approach to the accounting for leases. From a lessee’s perspective, the exposure drafts propose to abolish the distinction between operating and finance/capital leases. In its place, a right-of-use model would be used. This proposal, as currently written, would require the lessee to recognize an asset for its right to use the underlying leased asset and a liability for its obligation to make lease payments. This would lead to an increase in assets and liabilities for leases currently classified as an operating lease and could also lead to a change in timing as to when the expense is recognized. This exposure draft is not yet finalized; however, we believe knowledge of this information is useful to the reader of our financial statements as many of our store locations and many of our vehicles are currently leased, and those leases are accounted for as operating leases.

Geographic Information — Information regarding our revenues and long-lived assets by geographic area is set forth in note 8 to the ‘Notes to Consolidated Financial Statements’. Risks related to our foreign operations are described earlier in this Form 10-K under the heading ‘Certain Risks and Uncertainties’ and ‘Item 1A. Risk Factors’.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to certain market risks from changes in foreign currency exchange rates and commodity pricing. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:

(1)	Foreign Currency Exchange Rates – Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at year end.

(2)	Commodity Steel Pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. During the last decade, there has been nominal movement in overall steel pricing, with some deflation occurring in the wake of the economic crisis of the Far East markets that occurred in the late 1990’s. This trend reversed to inflation in the period from late 2003 to the early part of 2005 and again from mid 2007 to the fall of 2008. Since the fall of 2008, there has been nominal inflation switching to deflation. In 2010, we noted minimal price changes except for stainless steel which did inflate. Stainless products represent approximately 5% of our business. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.

(3)	Commodity Fuel Prices – We have market risk for changes in gasoline and diesel fuel; however, this risk is mitigated in part by our ability to pass freight costs to our customers and the efficiency of our trucking distribution network.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Fastenal Company:

We have audited the accompanying consolidated balance sheets of Fastenal Company and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Minneapolis, Minnesota

February 9, 2011

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

	December 31
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$143,693	164,852
Marketable securities	26,067	24,400
Trade accounts receivable, net of allowance for doubtfulaccounts of $4,761 and $4,086, respectively	270,133	214,169
Inventories	557,369	508,405
Deferred income tax assets	17,897	12,919
Prepaid income taxes	0	11,657
Other current assets	70,539	45,962

Total current assets	1,085,698	982,364

Marketable securities	5,152	6,238
Property and equipment, less accumulated depreciation	363,419	335,004
Other assets, net	14,014	3,752

Total assets	$1,468,283	1,327,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$60,474	53,490
Accrued expenses	96,412	66,019
Income taxes payable	5,299	0

Total current liabilities	162,185	119,509

Deferred income tax liabilities	23,586	17,006

Commitments and contingencies (notes 5, 9, and 10)

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	0	0
Common stock, 200,000,000 shares authorized, 147,430,712 shares issued and outstanding	1,474	1,474
Additional paid-in capital	4,363	333
Retained earnings	1,258,183	1,175,641
Accumulated other comprehensive income	18,492	13,395

Total stockholders’ equity	1,282,512	1,190,843

Total liabilities and stockholders’ equity	$1,468,283	1,327,358

See accompanying notes to consolidated financial statements

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

For the year ended December 31,

	2010	2009	2008

Net sales	$2,269,471	1,930,330	2,340,425

Cost of sales	1,094,635	946,895	1,104,333

Gross profit	1,174,836	983,435	1,236,092

Operating and administrative expenses	745,112	686,792	785,688
Loss on sale of property and equipment	35	850	167

Operating income	429,689	295,793	450,237

Interest income	951	1,697	930

Earnings before income taxes	430,640	297,490	451,167

Income tax expense	165,284	113,133	171,462

Net earnings	$265,356	184,357	279,705

Basic and diluted net earnings per share	$1.80	1.24	1.88

Basic and diluted weighted average shares outstanding	147,431	148,358	148,831

See accompanying notes to consolidated financial statements

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance as of December 31, 2007	149,121	$1,491	$227	$996,050	$12,393	$1,010,161
Dividends paid in cash	0	0	0	(117,474)	0	(117,474)
Purchase of common stock	(590)	(6)	(1,915)	(24,037)	0	(25,958)
Stock options expense	0	0	3,247	0	0	3,247

Net earnings for the year	0	0	0	279,705	0	279,705
Change in marketable securities	0	0	0	0	10	10
Translation adjustment (net of tax effect)	0	0	0	0	(7,432)	(7,432)

Total comprehensive income						272,283

Balance as of December 31, 2008	148,531	$1,485	$1,559	$1,134,244	$4,971	$1,142,259
Dividends paid in cash	0	0	0	(106,943)	0	(106,943)
Purchase of common stock	(1,100)	(11)	(5,076)	(36,017)	0	(41,104)
Stock options expense	0	0	3,850	0	0	3,850

Net earnings for the year	0	0	0	184,357	0	184,357
Change in marketable securities	0	0	0	0	5	5
Translation adjustment (net of tax effect)	0	0	0	0	8,419	8,419

Total comprehensive income						192,781

Balance as of December 31, 2009	147,431	$1,474	$333	$1,175,641	$13,395	$1,190,843
Dividends paid in cash	0	0	0	(182,814)	0	(182,814)
Purchase of common stock	0	0	0	0	0	0
Stock options expense	0	0	4,030	0	0	4,030

Net earnings for the year	0	0	0	265,356	0	265,356
Change in marketable securities	0	0	0	0	35	35
Translation adjustment (net of tax effect)	0	0	0	0	5,062	5,062

Total comprehensive income						270,453

Balance as of December 31, 2010	147,431	$1,474	$4,363	$1,258,183	$18,492	$1,282,512

See accompanying notes to consolidated financial statements

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

For the year ended December 31,

	2010	2009	2008
Cash flows from operating activities:
Net earnings	$265,356	184,357	279,705
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisitions:
Depreciation of property and equipment	40,688	40,020	39,201
Loss on sale of property and equipment	35	850	167
Bad debt expense	8,658	9,409	7,498
Deferred income taxes	1,602	6,099	(2,419)
Stock based compensation	4,030	3,850	3,247
Amortization of non-compete agreement	67	67	67
Changes in operating assets and liabilities, net of impact of acquisition:
Trade accounts receivable	(64,622)	21,362	(16,107)
Inventories	(48,964)	60,425	(59,655)
Other current assets	(24,577)	17,747	4,203
Accounts payable	6,984	(14,172)	8,596
Accrued expenses	30,393	(17,526)	7,980
Income taxes	16,956	(12,156)	(6,374)
Other	3,882	5,738	(6,211)

Net cash provided by operating activities	240,488	306,070	259,898

Cash flows from investing activities:
Purchase of property and equipment	(73,597)	(52,538)	(95,306)
Cash paid for acquisition	0	(5,032)	0
Proceeds from sale of property and equipment	4,459	4,863	8,383
Net (increase) decrease in marketable securities	(581)	(28,941)	412
Increase in other assets	(10,329)	(101)	(72)

Net cash used in investing activities	(80,048)	(81,749)	(86,583)

Cash flows from financing activities:
Purchase of common stock	0	(41,104)	(25,958)
Payment of dividends	(182,814)	(106,943)	(117,474)

Net cash used in financing activities	(182,814)	(148,047)	(143,432)

Effect of exchange rate changes on cash	1,215	2,686	(1,211)

Net (decrease) increase in cash and cash equivalents	(21,159)	78,960	28,672

Cash and cash equivalents at beginning of year	164,852	85,892	57,220

Cash and cash equivalents at end of year	$143,693	164,852	85,892

Supplemental disclosure of cash flow information:
Cash paid during each year for income taxes	$146,726	118,035	173,539

See accompanying notes to consolidated financial statements

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Business Overview and Summary of Significant Accounting Policies

Business Overview

Fastenal is a leader in the wholesale distribution of industrial and construction supplies operating stores primarily located in North America. On December 31, 2010, we operated approximately 2,500 company-owned or leased store locations.

Principles of Consolidation

The consolidated financial statements include the accounts of Fastenal Company and its wholly-owned subsidiaries (collectively referred to as ‘Fastenal’ or by such terms as ‘we’, ‘our’, or ‘us’). All material intercompany balances and transactions have been eliminated in consolidation.

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

Foreign Currency Translation and Transactions

The functional currency of our foreign operations is the applicable local currency. The functional currency is translated into United States dollars for balance sheet accounts (with the exception of retained earnings) using current exchange rates as of the balance sheet date, for retained earnings at historical exchange rates, and for revenue and expense accounts using a weighted average exchange rate during the year. The translation adjustments are deferred as a separate component of stockholders’ equity captioned accumulated other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in operating and administrative expenses in the consolidated statements of earnings.

Cash and Cash Equivalents

Cash and cash equivalents are held primarily at two banks. For purposes of the consolidated statements of cash flows, we consider all highly-liquid money market instruments purchased with original maturities of three months or less to be cash equivalents.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Financial Instruments and Marketable Securities

All financial instruments are carried at amounts that approximate estimated fair value. The fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. Assets measured at fair value are categorized based upon the lowest level of significant input to the valuations. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. In determining fair value we use observable market data when available.

Marketable securities as of December 31, 2010 and 2009 consist of common stock and debt securities. We classify our marketable securities as available-for-sale. Available-for-sale securities are recorded at fair value based on current market value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings but are included in comprehensive income and are reported as a separate component of stockholders’ equity until realized, unless a decline in the market value of any available-for-sale security below cost is deemed other than temporary and is charged to earnings, resulting in the establishment of a new cost basis for the security.

Inventories

Inventories, consisting of finished goods merchandise held for resale, are stated at the lower of cost (first in, first out method) or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation on buildings and equipment is provided for using the straight-line method over the anticipated economic useful lives of the related property. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by the asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market value, and third-party independent appraisals, as considered necessary. There were no impairments recorded during the three years reported in these consolidated financial statements.

Leases

We lease space under operating leases for several distribution centers, several manufacturing locations, and certain store locations with initial terms of one to 60 months. Most store locations have initial lease terms of 36 to 48 months. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Any such terms are recognized as rent expense over the term of the lease. Further, the leases do not contain contingent rent provisions. Leasehold improvements on operating leases are amortized over a 36-month period. We lease certain semi-tractors and pick-ups under operating leases. The semi-tractor leases typically have a 36-month term. The pick-up leases typically have a non-cancellable lease term of one year, with renewal options for up to 72-months.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Other Long-Lived Assets

Other assets consist of prepaid security deposits, goodwill, non-compete agreements, and other related intangible assets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is reviewed for impairment annually. The non-compete and related intangible assets are amortized on a straight-line basis over their estimated life.

Goodwill and other identifiable intangible long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or on an annual basis if no event or change occurs, to determine that the unamortized balances are recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset, and, in the case of goodwill, by also looking at an adverse change in legal factors or the business climate, a transition to a new product or services strategy, a significant change in the customer base, and/or a realization of failed marketing efforts. If the asset is deemed to be impaired, the amount of impairment is charged to earnings as a part of operating and administrative expenses in the current period. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

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

Stockholders’ Equity and Stock-Based Compensation

We have a stock option employee compensation plan (stock option plan). Our stock option plan was approved by our shareholders in April 2003 and amended by our shareholders in April 2007.

The options granted under our stock option plan vest and become exercisable over a period of up to eight years. Each option will terminate, to the extent not previously exercised, 13 months after the end of the relevant vesting period. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period.

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

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

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

Earnings Per Share

Basic net earnings per share is calculated using net earnings available to common stockholders divided by the weighted average number of shares of common stock outstanding during the year. Diluted net earnings per share is similar to basic net earnings per share except that the weighted average number of shares of common stock outstanding includes the incremental shares assumed to be issued upon the exercise of stock options considered to be ‘in-the-money’. (i.e. The market price of our stock is greater than the exercise price of our outstanding stock options.)

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

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Note 2. Financial Instruments and Marketable Securities

We follow a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to measurements involving significant unobservable inputs (Level 3). The three levels of the fair value hierarchy are as follows:

•	Level 1 measurements are quoted prices (unadjusted) in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.

•	Level 2 measurements are inputs other than quoted prices included in level 1 that are observable either directly or indirectly.

•	Level 3 measurements are unobservable inputs.

The level in the fair value hierarchy within which a fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The following table presents the placement in the fair value hierarchy of assets that are measured at fair value on a recurring basis at December 31, 2010 and 2009:

		Level 1	Level 2	Level 3

Assets at December 31, 2010:	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Common stock	$223	223	0	0
State and municipal bonds	5,152	0	5,152	0
Government and agency securities	25,844	25,844	0	0

Total available-for-sale securities	$31,219	26,067	5,152	0

		Level 1	Level 2	Level 3

Assets at December 31, 2009:	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
State and municipal bonds	6,238	0	6,238	0
Government and agency securities	24,400	24,400	0	0

Total available-for-sale securities	$30,638	24,400	6,238	0

There were no transfers between levels during 2010 and 2009.

As of year end, our financial assets that are measured at fair value on a recurring basis are common stock and debt securities. The state and municipal bonds have maturities ranging from one to 24 years. The government and agency securities have a maturity of twelve months. The debt securities are classified as marketable securities.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Marketable securities, all treated as available-for-sale securities at December 31, consist of the following:

2010:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Common stock	$183	40	0	223
State and municipal bonds	5,164	0	(12)	5,152
Government and agency securities	25,851	0	(7)	25,844

Total available-for-sale securities	$31,198	40	(19)	31,219

2009:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and municipal bonds	$6,253	0	(15)	6,238
Government and agency securities	24,400	0	0	24,400

Total available-for-sale securities	$30,653	0	(15)	30,638

The unrealized gains and losses recorded in accumulated other comprehensive income and the realized gains and losses recorded in earnings were immaterial during the three years reported in these consolidated financial statements.

Maturities of our available-for-sale securities at December 31, 2010 consist of the following:

	Less than 12 months		Greater than 12 months
	Amortized cost	Fair value	Amortized cost	Fair value
Common stock	$183	223	0	0
State and municipal bonds	0	0	5,164	5,152
Government and agency securities	25,851	25,844	0	0

Total available-for-sale securities	$26,034	26,067	5,164	5,152

Note 3. Long-Lived Assets

Property and equipment

Property and equipment as of December 31 consists of the following:

	Depreciable life in years	2010	2009
Land	—	$31,537	31,005
Buildings and improvements	31 to 39	209,409	206,684
Equipment and shelving	3 to 10	303,656	279,178
Transportation equipment	3 to 5	41,171	38,693
Construction in progress	—	46,559	15,907

		632,332	571,467
Less accumulated depreciation		(268,913)	(236,463)

Net property and equipment		$363,419	335,004

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Note 4. Accrued Expenses

Accrued expenses as of December 31 consist of the following:

	2010	2009
Payroll and related taxes	$11,805	13,693
Bonuses and commissions	14,387	5,207
Profit sharing contribution	5,005	0
Insurance	28,067	23,722
Promotions	8,591	7,811
Sales, real estate, and personal property taxes	19,360	11,509
Vehicle loss reserve and deferred rebates	1,431	2,760
Legal reserves	6,270	904
Other	1,496	413

	$96,412	66,019

Note 5. Stockholders’ Equity

Our authorized and issued shares (stated in whole numbers) at December 31 consist of the following:

	Par Value	2010	2009
Preferred Stock	$.01/share
Authorized		5,000,000	5,000,000
Shares issued		0	0
Common Stock	$.01/share
Authorized		200,000,000	200,000,000
Shares issued		147,430,712	147,430,712

Dividends

On January 17, 2011, our board of directors declared a semi-annual dividend of $0.50 per share of common stock to be paid in cash on February 25, 2011 to shareholders of record at the close of business on February 15, 2011. We paid aggregate annual dividends per share of $1.24, $0.72, and $0.79 in 2010, 2009, and 2008, respectively.

Stock Options

The following tables summarize the details of grants made under our stock option plan and the assumptions used to value the grants. All options granted were effective at the close of business on the date of grant.

		Option	Closing
		exercise	stock	December 31, 2010
	Shares	(strike)	price at	Options	Options
Date of grant	granted	price	grant	outstanding	vested
April 20, 2010	265,000	$60.00	$54.26	230,000	0
April 21, 2009	395,000	$54.00	$35.22	315,000	0
April 15, 2008	275,000	$54.00	$48.70	205,000	0
April 17, 2007	2,190,000	$45.00	$40.30	1,910,000	319,000

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Date of grant	Risk-free interest rate	Expected life of option in years	Expected dividend yield	Expected stock volatility	Estimated fair value of stock option
April 20, 2010	2.6%	5.00	1.5%	39.10%	$16.27
April 21, 2009	1.9%	5.00	1.0%	38.80%	$7.27
April 15, 2008	2.7%	5.00	1.0%	30.93%	$15.50
April 17, 2007	4.6%	4.85	1.0%	31.59%	$11.36

All of the options in the tables above vest and become exercisable over a period of up to eight years. Each option will terminate, to the extent not previously exercised, 13 months after the end of the relevant vesting period.

The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions listed above. The expected life is the average length of time over which we expect the employee groups will exercise their options, which is based on historical experience with similar grants. Expected volatilities are based on the movement of our stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate is based on the U.S. Treasury rate over the expected life at the time of grant. The dividend yield is estimated over the expected life based on our current dividend payout, historical dividends paid, and expected future cash dividends.

A summary of the activity under our stock option plan is as follows:

	Options outstanding	Exercise Price [1]	Remaining Life [2]
Outstanding as of January 1, 2010	2,560,000	$47.07	6.28
Granted	265,000	$60.00	8.41
Exercised/earned	0	—
Cancelled/forfeited	(165,000)	$52.00

Outstanding as of December 31, 2010	2,660,000	$48.06	5.50

Exercisable as of December 31, 2010	319,000	$45.00	2.57

Outstanding as of January 1, 2009	2,275,000	$45.98	6.95
Granted	395,000	$54.00	8.49
Exercised/earned	0	—
Cancelled/forfeited	(110,000)	$49.50

Outstanding as of December 31, 2009	2,560,000	$47.07	6.28

Exercisable as of December 31, 2009	210,000	$45.00	3.41

[1]	Weighted-average exercise price
[2]	Weighted-average remaining contractual life in years

The total intrinsic value of stock options exercised during the years ended December 31, 2010 and 2009 was $0.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

A summary of the status of the Company’s nonvested shares as of December 31, 2010 and December 31, 2009, is presented below:

Nonvested shares	Shares	Weighted average grant- date fair value
Outstanding as of January 1, 2010	2,350,000	$11.10
Granted	265,000	16.27
Vested	(109,000)	10.32
Forfeited	(165,000)	11.54

Outstanding as of December 31, 2010	2,341,000	$11.69

Outstanding as of January 1, 2009	2,275,000	$11.69
Granted	395,000	7.27
Vested	(210,000)	9.90
Forfeited	(110,000)	11.73

Outstanding as of December 31, 2009	2,350,000	$11.10

At December 31, 2010, there was $16,068 of total unrecognized compensation cost related to unvested stock options granted under the plan. The cost is expected to be recognized over a weighted average period of 4.87 years. The total fair value of shares vested during the years ended December 31, 2010, 2009, and 2008 was $1,125, $2,080, and $0, respectively.

Total stock-based compensation expense related to our stock option plan was $4,030, $3,850, and $3,247 for 2010, 2009, and 2008, respectively.

Earnings Per Share

The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to our stock option plan and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive:

Reconciliation	2010	2009	2008
Basic-weighted average shares outstanding	147,430,712	148,357,985	148,831,028
Weighted shares assumed upon exercise of stock options	0	0	0

Diluted-weighted average shares outstanding	147,430,712	148,357,985	148,831,028

Summary of anti-dilutive options excluded	2010	2009	2008
Options to purchase shares of common stock	2,664,123	2,627,560	2,313,264
Weighted-average exercise prices of options	$47.88	$47.13	$53.12

Any dilutive impact summarized above would relate to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive option securities then outstanding.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Note 6. Retirement Savings Plan

The Fastenal Company and Subsidiaries 401(k) and Employee Stock Ownership Plan covers all of our employees in the United States. Our employees in Canada may participate in a Registered Retirement Savings Plan. The general purpose of both of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. In addition to the contributions of our employees, we make a profit sharing contribution on an annual basis based on an established formula. Our contribution, under this profit sharing formula was approximately $5,005, $0 and $5,207 for 2010, 2009, and 2008, respectively.

Note 7. Income Taxes

Earnings before income taxes were derived from the following sources:

	2010	2009	2008
Domestic	$409,068	296,227	434,816
Foreign	21,572	1,263	16,351

	$430,640	297,490	451,167

Components of income tax expense (benefit) are as follows:

2010:	Current	Deferred	Total
Federal	$136,247	(936)	135,311
State	22,914	(492)	22,422
Foreign	4,448	3,103	7,551

	$163,609	1,675	165,284

2009:	Current	Deferred	Total
Federal	$93,469	4,855	98,324
State	13,733	698	14,431
Foreign	1,210	(832)	378

	$108,412	4,721	113,133

2008:	Current	Deferred	Total
Federal	$137,751	5,501	143,252
State	21,780	(243)	21,537
Foreign	6,769	(96)	6,673

	$166,300	5,162	171,462

Income tax expense in the accompanying consolidated financial statements differs from the expected expense as follows:

	2010	2009	2008
Federal income tax expense at the ‘expected’ rate of 35%	$150,724	104,122	157,908
Increase (decrease) attributed to:
State income taxes, net of federal benefit	14,259	9,650	13,914
State tax matters	1,238	785	1,020
Other, net	(937)	(1,424)	(1,380)

Total income tax expense	$165,284	113,133	171,462

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities as of December 31 are as follows:

	2010	2009
Deferred income tax asset (liability):
Inventory costing and valuation methods	$4,689	3,462
Allowance for doubtful accounts receivable	1,836	1,619
Insurance claims payable	9,486	7,538
Promotions payable	456	963
Accrued legal reserves	2,458	356
Stock based compensation	5,218	3,648
Federal and state benefit of uncertain tax positions	1,253	534
Other, net	379	876

Total deferred income tax assets	25,775	18,996

Fixed assets	(31,464)	(23,083)

Total deferred income tax liabilities	(31,464)	(23,083)

Net deferred income tax asset (liability)	$(5,689)	(4,087)

No significant valuation allowance for deferred tax assets were necessary as of December 31, 2010 and 2009. The character of the deferred tax assets is such that they can typically be realized through carryback to prior tax periods or offset against future taxable income.

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows:

	2010	2009
Balance at January 1,	$1,605	5,657
Increase related to prior year tax positions	1,666	2,096
Decrease related to prior year tax positions	(111)	0
Increase related to current year tax positions	457	571
Decrease related to statute of limitation lapses	0	(161)
Settlements	0	(6,558)

Balance at December 31,	$3,617	1,605

Included in the liability for unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. The amount of unrecognized tax benefits that would favorably impact the effective tax rate, if recognized, is not material.

Fastenal Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction, all states, and various foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2007 in the case of United States federal and non-United States examinations and 2006 in the case of state and local examinations.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Note 8. Geographic Information

Our revenues and long-lived assets (except marketable securities) relate to the following geographic areas:

Revenues	2010	2009	2008
United States	$2,067,860	1,769,938	2,144,809
Canada	145,078	115,323	145,443
Other foreign countries	56,533	45,069	50,173

	$2,269,471	1,930,330	2,340,425

Long-Lived Assets	2010	2009	2008
United States	$361,083	324,701	316,640
Canada	9,536	8,947	8,113
Other foreign countries	6,814	5,108	3,147

	$377,433	338,756	327,900

The accounting policies of the operations in the various geographic areas are the same as those described in the summary of significant accounting policies. Long-lived assets consist of property and equipment, location security deposits, goodwill, and other intangibles. Revenues are attributed to countries based on the location of the store from which the sale occurred. No single customer represents more than 10% of our consolidated net sales.

Note 9. Operating Leases

We lease space under non-cancelable operating leases for several distribution centers, several manufacturing locations, and certain store locations with initial terms of one to 60 months. Most store locations have initial lease terms of 36 to 48 months. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Any such terms are recognized as rent expense over the term of the lease. Further, the leases do not contain contingent rent provisions. Leasehold improvements, with a net book value of $1,501 at December 31, 2010, on operating leases are amortized over a 36-month period. We lease certain semi-tractors and pick-ups under operating leases. The semi-tractor leases typically have a 36-month term. The pick-up leases typically have a non-cancellable lease term of approximately one year, with renewal options for up to 72-months. Our average lease term for pick-ups is typically for 28-36 months. Future minimum annual rentals for the leased facilities and the leased vehicles are as follows:

	Leased facilities	Leased vehicles	Total
2011	$81,212	16,114	97,326
2012	53,224	8,425	61,649
2013	33,158	3,845	37,003
2014	17,180	0	17,180
2015	7,847	0	7,847
2016 and thereafter	0	0	0

	$192,621	28,384	221,005

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Rent expense under all operating leases was as follows:

	Leased facilities	Leased vehicles	Total
2010	$92,854	21,540	114,394
2009	$91,270	26,295	117,565
2008	$86,964	27,868	114,832

Certain operating leases for vehicles contain residual value guarantee provisions which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value at lease expiration, of the leases that contain residual value guarantees, is approximately $15,065. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote, except for a $1,193 loss on disposal reserve provided at December 31, 2010.

Note 10. Commitments and Contingencies

Credit Facilities and Commitments

We have a line of credit arrangement with a bank which expires August 26, 2011. The line allows for borrowings of up to $8,000 at 0.9% over the LIBOR rate. On December 31, 2010 there was $0 outstanding on the line. We do not pay a fee for the unused portion of this line.

We maintain certain marketable securities as collateral for the benefit of our insurance carrier. As of December 31, 2010, the total balance of these government and agency securities was $25,844. The classification and valuation of these securities are discussed in notes 1 and 2.

During 2001, we completed the construction of a new building for our Kansas City warehouse, and completed an expansion of this warehouse in 2004. We were required to obtain financing for the construction and expansion of this facility under an Industrial Revenue Bond (IRB). We subsequently purchased 100% of the outstanding bonds under the IRB at par. In addition to purchasing the outstanding obligations, we have a right of offset included in the IRB debt agreement. Accordingly, we have netted the impact of the IRB in the accompanying consolidated financial statements. The outstanding balance of the IRB was $9,733 at December 31, 2010 and 2009.

On December 31, 2010, we had approximately $36,000 of commitments outstanding relating to property and equipment expenditures.

Legal Contingencies

We are involved in certain legal actions. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, that could require significant expenditures or result in lost revenues. We record a liability for these legal actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Negative outcomes for our litigation matters are not considered probable or cannot be reasonably estimated.

In July 2010, we received a letter from the Civil Division of the Department of Justice (the ‘DOJ’) advising that they intended to be ready to commence litigation against us regarding a contract we entered into with the United States General Services Administration (the ‘GSA’) in 2000. We discontinued the GSA contract in 2005. The letter is related to an audit conducted by the GSA Office of Inspector General (the ‘OIG’) in 2005-06 that suggested we had

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

not complied with certain pricing and product requirement provisions, and had potentially overcharged government customers under the contract. We communicated our disagreement with the audit report, and participated in several meetings and discussions with the OIG and DOJ on these disputed issues during the past several years. A subpoena dated March 25, 2010, was sent to us from the DOJ seeking information about the Company’s position concerning our compliance under the contract, and we provided responsive information to the DOJ in May 2010. Discussions between the DOJ and Fastenal relating to our compliance with the pricing and product requirement provisions under the contract continued. As of June 30, 2010, the DOJ had offered to resolve this matter for a payment by us of $9.5 million and we had offered $750 thousand (our offer was accrued as of June 30, 2010). During the third quarter of 2010, we continued our discussions with the DOJ, the DOJ modified their offer to settle to $8.5 million and we increased our offer to $2.75 million (our new offer was accrued as of September 30, 2010). During the fourth quarter of 2010, we met with the DOJ in a non-binding mediation event. This mediation, and the discussions that followed, concluded with a $6.25 million settlement. We chose to settle this matter to (1) avoid a protracted legal dispute with the DOJ, the outcome of which could include settlement or civil litigation by the DOJ to recover, among other amounts, treble damages and penalties under the False Claims Act and, (2) because we felt a continuation of our dispute with the DOJ and GSA was not the best use of our resources. Despite this settlement, we continue to believe that we complied with our obligations under the GSA contract in all material respects.

In early February 2010, we received a letter from a California fastener supplier dated January 26, 2010. This letter threatened to sue us for an alleged violation of an exclusive distribution arrangement this supplier believes exists between our organizations. In addition to the letter, this supplier provided a press release and a video regarding the claim that they threatened to make public unless we agreed to mediation of the claim. Shortly after receipt of this letter, we performed a preliminary internal review to understand (1) who this supplier was and (2) the nature of our relationship with this supplier. Based on that review, we determined that this supplier manufactures a niche type of fastener and that the total volume of purchases by us, from all suppliers, over the purported term of the alleged exclusivity arrangement of this niche type of fastener did not exceed $1 million. Following completion of our preliminary internal review, we requested additional information and documentation from the supplier. The supplier’s response failed to provide the requested information and documentation. By letter dated February 26, 2010, we quantified for the supplier our total volume of purchases as discussed above and informed the supplier that we believed their claim was grossly exaggerated and completely unsupported. We have not received any direct response to our February 26, 2010 letter. On May 3, 2010, this supplier filed suit in Arkansas federal court alleging damages. In response, we filed a motion to dismiss. This motion to dismiss was denied on August 16, 2010. It is too early to determine how this case will progress. Based on current information, we believe the prospect that we will incur a material liability as a result of this claim is remote. While we are not required to disclose this matter under the rules of the Securities and Exchange Commission (‘SEC’), we initially disclosed the existence of this threat in February 2010 (in our 2009 annual report on Form 10-K) as we believed that disclosure was prudent due to the alleged amount ($180 million) of the claim and the threat to make these allegations public.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Note 11. Sales by Product Line

The percentages of our net sales by product line are as follows:

Type	Introduced	2010	2009	2008
Fasteners[1]	1967	49.1%	50.0%	51.2%
Tools	1993	9.3%	9.9%	9.9%
Cutting tools	1996	4.4%	4.4%	4.5%
Hydraulics & pneumatics	1996	7.2%	6.9%	6.6%
Material handling	1996	6.1%	5.9%	5.9%
Janitorial supplies	1996	6.1%	6.1%	5.4%
Electrical supplies	1997	4.6%	4.4%	4.2%
Welding supplies	1997	3.6%	3.6%	3.6%
Safety supplies	1999	7.0%	6.3%	5.8%
Metals	2001	0.5%	0.6%	0.7%
Direct ship[2]	2004	1.6%	1.8%	2.0%
Office supplies	2010	0.1%	0.0%	0.0%
Other		0.4%	0.1%	0.2%

		100.0%	100.0%	100.0%

[1]	Fastener product line represents fasteners and miscellaneous supplies.
[2]

Direct ship represents a cross section of products from the eleven product lines. The items included here represent certain items with historically low margins which are shipped directly from our distribution channel to our customers, bypassing our store network.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements - Continued

Note 12. Subsequent Events

The company evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Note 13. New and Proposed Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements. This update requires entities to make new disclosures about recurring or nonrecurring fair-value measurements and provides clarification of existing disclosure requirements. For assets and liabilities that are measured at fair value on a recurring basis, the ASU requires disclosure of significant transfers between Levels 1 and 2, and transfers into and out of Level 3 of the fair value hierarchy and the reasons for those transfers. Significant transfers into each level must be disclosed and discussed separately from transfers out of each level. Significance is judged with respect to earnings, total assets, total liabilities or total equity. An accounting policy must be determined and disclosed as to when transfers between levels are recognized; (1) actual date, (2) beginning of period or (3) end of period. The ASU amends the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements to present information about purchases, sales, issuances and settlements on a gross basis rather than as a net number. The ASU amends Accounting Standards Codification (ASC) 820 to require fair value measurement disclosures for each class of assets and liabilities and clarifies that a description of the valuation technique and inputs used to measure fair value is required for both recurring and nonrecurring fair value measurements. This standard became effective in 2010, except for the requirement to provide the Level activity of purchases, sales, issuances and settlement on a gross basis, which will be effective beginning in the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements. This update amends guidance on subsequent events. This amendment removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. However, the date-disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued. This standard became effective in the first quarter of 2010. The adoption of this standard did not have a material impact on our consolidated financial statements

Proposed Accounting Pronouncements

In recent exposure drafts, the International Accounting Standards Board (IASB) and the FASB proposed a new approach to the accounting for leases. From a lessee’s perspective, the exposure drafts propose to abolish the distinction between operating and finance/capital leases. In its place, a right-of-use model would be used. This proposal, as currently written, would require the lessee to recognize an asset for its right to use the underlying leased asset and a liability for its obligation to make lease payments. This would lead to an increase in assets and liabilities for leases currently classified as an operating lease and could also lead to a change in timing as to when the expense is recognized. This exposure draft is not yet finalized; however, we believe knowledge of this information is useful to the reader of our financial statements as many of our store locations and many of our vehicles are currently leased, and those leases are accounted for as operating leases.

Selected Quarterly Financial Data (Unaudited)

(Amounts in thousands except per share information)

2010:	Net sales	Gross profit	Pre-tax earnings	Net earnings	Basic earnings per share
First quarter	$520,772	265,913	90,669	56,034	0.38
Second quarter	571,183	297,658	112,125	69,167	0.47
Third quarter	603,750	312,648	120,702	74,994	0.51
Fourth quarter	573,766	298,617	107,144	65,161	0.44

Total	$2,269,471	1,174,836	430,640	265,356	1.80

2009:	Net sales	Gross profit	Pre-tax earnings	Net earnings	Basic earnings per share
First quarter	$489,347	258,648	78,667	48,694	0.33
Second quarter	474,894	242,505	70,402	43,538	0.29
Third quarter	489,339	244,567	77,002	47,589	0.32
Fourth quarter	476,750	237,715	71,419	44,536	0.30

Total	$1,930,330	983,435	297,490	184,357	1.24

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the ‘Securities Exchange Act’). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding disclosure.

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this item is contained in Item 8 of this Form 10-K.

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

Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Willard D. Oberton	Daniel L. Florness
Chief Executive Officer and President	Executive Vice-President and Chief Financial Officer

Winona, MN

February 9, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Incorporated herein by reference is the information appearing under the headings ‘Proposal #1 — Election of Directors’, ‘Corporate Governance and Director Compensation—Board Leadership Structure and Committee Membership’, ‘Corporate Governance and Director Compensation—Audit Committee’, and ‘Corporate Governance and Director Compensation—Section 16(a) Beneficial Ownership Reporting Compliance’ in the Proxy Statement. See also Part I hereof under the heading ‘Item X. Executive Officers of the Registrant’.

There were no material changes to the procedures by which security holders may recommend nominees to the board of directors since our last report.

In January 2004, our board of directors adopted a supplement to our existing standards of conduct designed to qualify the standards of conduct as a code of ethics within the meaning of Item 406(b) of Regulation S-K promulgated by the SEC (Code of Ethics). The standards of conduct, as supplemented, apply to all of our directors, officers, and employees, including without limitation our chief executive officer, chief financial officer, principal accounting officer, and controller (if any), and persons performing similar functions (Senior Financial Officers). Those portions of the standards of conduct, as supplemented, that constitute a required element of a Code of Ethics are available without charge by submitting a request to us pursuant to the directions detailed on our website at www.fastenal.com. In the event we amend or waive any portion of the standards of conduct, as supplemented, that constitutes a required element of a Code of Ethics and such amendment or waiver applies to any of our Senior Financial Officers, we intend to post on our website, within four business days after the date of such amendment or waiver, a brief description of such amendment or waiver, the name of each Senior Financial Officer to whom the amendment or waiver applies, and the date of the amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the headings ‘Corporate Governance and Director Compensation—Compensation Committee Interlocks and Insider Participation’, ‘Executive Compensation’, and ‘Corporate Governance and Director Compensation—Compensation of our Directors’ in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is the information appearing under the heading ‘Security Ownership of Principal Shareholders and Management’ in the Proxy Statement.

Equity Compensation Plan Information

	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	2,660,000	$48.06	4,301,770

Equity Compensation Plans Not
Approved by Security Holders	0	$0.00	0

Total	2,660,000	$48.06	4,301,770

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference is the information appearing under the headings ‘Corporate Governance and Director Compensation—Director Independence and Other Board Matters’, ‘Corporate Governance and Director Compensation—Related Person Transaction Approval Policy’, ‘Corporate Governance and Director Compensation—Transactions with Related Persons’, and ‘Corporate Governance and Director Compensation—Director Nominations Policy’ in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is the information appearing under the heading ‘Audit and Related Matters—Audit and Related Fees’ and ‘Audit and Related Matters—Pre-Approval of Services’ in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1.	Financial Statements:
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Earnings for the years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

	2.	Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts

	3.	Exhibits:

		3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended September 30, 2005)

		3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 8-K dated as of October 15, 2010)

		10.1	Description of Bonus Arrangements for Executive Officers (incorporated by reference to the information appearing under the heading ‘Executive Compensation – Compensation Discussion and Analysis’ in the Proxy Statement)*

		10.2	Fastenal Company Stock Option Plan (incorporated by reference to Exhibit A to Fastenal Company’s Proxy Statement dated February 23, 2007)*

		10.3	Fastenal Company Incentive Plan (incorporated by reference to Exhibit B to Fastenal Company’s Proxy Statement dated February 23, 2007)*

		13	Portions of 2010 Annual Report to Shareholders not included in this Form 10-K (only those sections specifically incorporated by reference in this Form 10-K shall be deemed filed with the SEC)

		21	List of Subsidiaries

		23	Consent of Independent Registered Public Accounting Firm

		31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

		32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

		101	The following materials formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Stockholders’ Equity and Comprehensive Income, and (v) the Notes to the Consolidated Financial Statements.

We will furnish copies of these Exhibits upon request and payment of our reasonable expenses in furnishing the Exhibits.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

FASTENAL COMPANY

Schedule II—Valuation and Qualifying Accounts

Years ended December 31, 2010, 2009, and 2008

(Amounts in thousands)

Description	Balance at beginning of year	“Additions” charged to costs and expenses		“Other” additions (deductions)	“Less” deductions		Balance at end of year
Year ended December 31, 2010

Allowance for doubtful accounts	$4,086	8,658		0	7,983		4,761
Insurance reserves	$23,722	47,848	[1]	0	43,503	[2]	28,067

Year ended December 31, 2009

Allowance for doubtful accounts	$2,660	9,409		0	7,983		4,086
Insurance reserves	$18,967	48,203	[1]	0	43,448	[2]	23,722

Year ended December 31, 2008

Allowance for doubtful accounts	$2,265	7,498		0	7,103		2,660
Insurance reserves	$18,997	44,105	[1]	0	44,135	[2]	18,967

[1]	Includes costs and expenses incurred for premiums and claims related to health and general insurance.
[2]	Includes costs and expenses paid for premiums and claims related to health and general insurance.

See accompanying Report of Independent Registered Public Accounting Firm incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2011

FASTENAL COMPANY

By	/s/ Willard D. Oberton
Willard D. Oberton, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 9, 2011

By	/s/ Willard D. Oberton	By	/s/ Daniel L. Florness
	Willard D. Oberton, Chief Executive Officer		Daniel L. Florness, Chief Financial Officer
	(Principal Executive Officer) and Director		(Principal Financial Officer and Principal Accounting Officer)

By	/s/ Robert A. Kierlin	By	/s/ Stephen M. Slaggie
	Robert A. Kierlin, Director (Chairman)		Stephen M. Slaggie, Director

By	/s/ Michael M. Gostomski	By	/s/ Michael J. Dolan
	Michael M. Gostomski, Director		Michael J. Dolan, Director

By	/s/ Reyne K. Wisecup	By	/s/ Hugh L. Miller
	Reyne K. Wisecup, Director		Hugh L. Miller, Director

By	/s/ Michael J. Ancius	By	/s/ Scott A. Satterlee
	Michael J. Ancius, Director		Scott A. Satterlee, Director

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	Incorporated by Reference

3.2	Restated By-Laws of Fastenal Company	Incorporated by Reference

10.1	Description of Bonus Arrangements for Executive Officers	Incorporated by Reference

10.2	Fastenal Company Stock Option Plan	Incorporated by Reference

10.3	Fastenal Company Incentive Plan	Incorporated by Reference

13	Portions of 2010 Annual Report to Shareholders not included in this	Electronically Filed

Form 10-K (only those sections specifically incorporated by reference in this Form 10-K shall be deemed filed with the SEC)

21	List of Subsidiaries	Electronically Filed

23	Consent of Independent Registered Public Accounting Firm	Electronically Filed

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed

EX 101.INS	XBRL Instance Document	Electronically Filed

EX 101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Filed

EX 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Electronically Filed

EX 101.DEF	XBRL Taxonomy Definition Linkbase Document	Electronically Filed

EX 101.LAB	XBRL Taxonomy Label Linkbase Document	Electronically Filed

EX 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Electronically Filed