Form 10-Q
period 2011-03-31
FASTENAL CO
filed 2011-04-21
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011, or

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at April 19, 2011
Common Stock, $.01 par value	147,430,712

FASTENAL COMPANY

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

	(Unaudited) March 31, 2011	December 31, 2010
Assets

Current assets:
Cash and cash equivalents	$124,848	143,693
Marketable securities	26,208	26,067
Trade accounts receivable, net of allowance for doubtful accounts of $4,712 and $4,761, respectively	325,685	270,133
Inventories	576,451	557,369
Deferred income tax assets	17,947	17,897
Other current assets	61,782	70,539

Total current assets	1,132,921	1,085,698

Marketable securities	4,548	5,152
Property and equipment, less accumulated depreciation	373,498	363,419
Other assets, net	13,646	14,014

Total assets	$1,524,613	1,468,283

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$68,519	60,474
Accrued expenses	92,478	96,412
Income taxes payable	48,519	5,299

Total current liabilities	209,516	162,185

Deferred income tax liabilities	23,580	23,586

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	0	0
Common stock, 200,000,000 shares authorized, 147,430,712 shares issued and outstanding	1,474	1,474
Additional paid-in capital	5,263	4,363
Retained earnings	1,264,015	1,258,183
Accumulated other comprehensive income	20,765	18,492

Total stockholders’ equity	1,291,517	1,282,512

Total liabilities and stockholders’ equity	$1,524,613	1,468,283

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	(Unaudited) Three months ended March 31,
	2011	2010

Net sales	$640,583	520,772

Cost of sales	307,203	254,859

Gross profit	333,380	265,913

Operating and administrative expenses	204,692	175,410
Loss on sale of property and equipment	25	67

Operating income	128,663	90,436

Interest income	148	233

Earnings before income taxes	128,811	90,669

Income tax expense	49,264	34,635

Net earnings	$79,547	56,034

Basic net earnings per share	$0.54	0.38

Diluted net earnings per share	$0.54	0.38

Basic weighted average shares outstanding	147,431	147,431

Diluted weighted average shares outstanding	147,714	147,431

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	(Unaudited) Three months ended March 31,
	2011	2010

Cash flows from operating activities:
Net earnings	$79,547	56,034
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	10,481	10,287
Loss on sale of property and equipment	25	67
Bad debt expense	2,267	1,624
Deferred income taxes	(56)	6
Stock based compensation	900	1,000
Amortization of non-compete agreements	148	17
Changes in operating assets and liabilities:
Trade accounts receivable	(57,819)	(49,918)
Inventories	(19,082)	1,162
Other current assets	8,757	2,655
Accounts payable	8,045	12,288
Accrued expenses	(3,934)	8,709
Income taxes	43,220	33,460
Other	1,785	1,637

Net cash provided by operating activities	74,284	79,028

Cash flows from investing activities:
Purchase of property and equipment	(21,206)	(8,138)
Proceeds from sale of property and equipment	621	685
Net decrease in marketable securities	463	988
Net decrease (increase) in other assets	220	(44)

Net cash used in investing activities	(19,902)	(6,509)

Cash flows from financing activities:
Payment of dividends	(73,715)	(58,972)

Net cash used in financing activities	(73,715)	(58,972)

Effect of exchange rate changes on cash	488	423

Net (decrease) increase in cash and cash equivalents	(18,845)	13,970

Cash and cash equivalents at beginning of period	143,693	164,852

Cash and cash equivalents at end of period	$124,848	178,822

Supplemental disclosure of cash flow information:
Cash paid during each period for income taxes	$6,100	1,169

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information and where otherwise noted)

March 31, 2011 and 2010

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as the Company, Fastenal, or by terms such as we, our, or us) have been prepared in accordance with United States generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in our consolidated financial statements as of and for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Stock split – On April 19, 2011, our board of directors declared a two-for-one stock split. Holders of Fastenal common stock of record at the close of business on May 2, 2011 will receive one additional share of common stock for every share of common stock they own. The stock split will take effect at the close of business on May 20, 2011. All share and per share amounts in this report are stated on a pre-split basis as this report was filed before the effective date of the split.

(2)	Marketable Securities

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

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information and where otherwise noted)

March 31, 2011 and 2010

(Unaudited)

The following table presents the placement in the fair value hierarchy of assets that are measured at fair value on a recurring basis at period end:

		Level 1	Level 2	Level 3
Assets at March 31, 2011:	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Common stock	$337	337	0	0
State and municipal bonds	4,548	0	4,548	0
Government and agency securities	25,871	25,871	0	0

Total available-for-sale securities	$30,756	26,208	4,548	0

		Level 1	Level 2	Level 3
Assets at March 31, 2010:	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
State and municipal bonds	5,210	0	5,210	0
Government and agency securities	24,440	24,440	0	0

Total available-for-sale securities	$29,650	24,440	5,210	0

There were no transfers between levels during the three months ended March 31, 2011 and 2010.

As of March 31, 2011 our financial assets that are measured at fair value on a recurring basis are common stock and debt securities. As of March 31, 2010 our financial assets that are measured at fair value on a recurring basis consisted of debt securities. The state and municipal bonds have maturities ranging from one to 24 years. The government and agency securities have a maturity of twelve months. The debt securities are classified as marketable securities.

Marketable securities, all treated as available-for-sale securities at period end, consist of the following:

March 31, 2011:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Common stock	$183	154	0	337
State and municipal bonds	4,560	0	(12)	4,548
Government and agency securities	25,851	20	0	25,871

Total available-for-sale securities	$30,594	174	(12)	30,756

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information and where otherwise noted)

March 31, 2011 and 2010

(Unaudited)

March 31, 2010:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and municipal bonds	$5,210	0	0	5,210
Government and agency securities	24,400	40	0	24,440

Total available-for-sale securities	$29,610	40	0	29,650

The unrealized gains and losses recorded in accumulated other comprehensive income and the realized gains and losses recorded in earnings were immaterial during the periods reported in these consolidated financial statements.

Future maturities of our available-for-sale securities consist of the following:

	Less than 12 months		Greater than 12 months
March 31, 2011:	Amortized cost	Fair value	Amortized cost	Fair value

Common stock	$183	337	0	0
State and municipal bonds	0	0	4,560	4,548
Government and agency securities	25,851	25,871	0	0

Total available-for-sale securities	$26,034	26,208	4,560	4,548

(3)	Stockholders’ Equity – See note (1) regarding our stock split declaration.

Our authorized and issued shares (stated in whole numbers) at period end consist of the following:

	Par Value	2011	2010
Preferred Stock	$.01/share
Authorized		5,000,000	5,000,000
Shares issued		0	0
Common Stock	$.01/share
Authorized		200,000,000	200,000,000
Shares issued		147,430,712	147,430,712

Dividends

On April 11, 2011, our board of directors declared a dividend of $0.26 per share of common stock that is to be paid in cash on April 28, 2011 to shareholders of record at the close of business on April 12, 2011. Historically, we have paid semi-annual dividends, which we have typically paid in the first and third quarters. In 2010 and 2008, we paid a supplemental dividend in the fourth quarter. Our board of directors also expressed their intention to begin paying quarterly dividends, provided the future determination as to payment of dividends will depend on the financial needs of the Company and such other factors as deemed relevant by the board of directors.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information and where otherwise noted)

March 31, 2011 and 2010

(Unaudited)

The following table presents the dividends paid previously and declared by our board of directors for future payment by quarter (amounts are stated in per share value):

	2011	2010
First quarter	$0.50	$0.40
Second quarter	$0.26	$0.00
Third quarter		$0.42
Fourth quarter		$0.42

Total	$0.76	$1.24

Stock Options

On April 19, 2011, the compensation committee of our board of directors approved the grant under our employee stock option plan, effective at the close of business that day, of options to purchase approximately 200 thousand shares of our common stock at a strike price of $70.00 per share. The closing stock price on the date of grant was $63.56 per share.

The following tables summarize the details of previous grants made under our stock option plan and the assumptions used to value the grants. The grants listed below exclude grants that have expired due to the lapse of time. All options granted were effective at the close of business on the date of grant.

Date of grant	Shares granted	Option exercise (strike) price	Closing stock price on date of grant	March 31, 2011
				Options outstanding	Options vested
April 20, 2010	265,000	$60.00	$54.26	210,000	0
April 21, 2009	395,000	$54.00	$35.22	305,000	0
April 15, 2008	275,000	$54.00	$48.70	185,000	0
April 17, 2007	2,190,000	$45.00	$40.30	1,905,000	319,000

Date of grant	Risk-free interest rate	Expected life of option in years	Expected dividend yield	Expected stock volatility	Estimated fair value of stock option
April 20, 2010	2.6%	5.00	1.5%	39.10%	$16.27
April 21, 2009	1.9%	5.00	1.0%	38.80%	$7.27
April 15, 2008	2.7%	5.00	1.0%	30.93%	$15.50
April 17, 2007	4.6%	4.85	1.0%	31.59%	$11.36

All of the options in the tables above vest and become exercisable over a period of up to eight years, except for a limited number of the 2007 grants which are exercisable over a period of up to five or seven years. Each option will terminate, to the extent not previously exercised, 13 months after the end of the relevant vesting period.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information and where otherwise noted)

March 31, 2011 and 2010

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

Compensation expense equal to the grant date fair value will be recognized for all of these awards over the vesting period. The stock-based compensation expense for the three month periods ended March 31, 2011 and 2010 was $900 and $1,000, respectively. Unrecognized compensation expense related to outstanding stock options as of March 31, 2011 was $14,741 and is expected to be recognized over a weighted average period of 4.63 years. Any future changes in estimated forfeitures will impact this amount.

Earnings Per Share

The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to our stock option plan and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive:

	Three-month period
Reconciliation	2011	2010
Basic-weighted average shares outstanding	147,430,712	147,430,712
Weighted shares assumed upon exercise of stock options	283,759	0

Diluted-weighted average shares outstanding	147,714,471	147,430,712

	Three-month period
Summary of anti-dilutive options excluded	2011	2010
Options to purchase shares of common stock	404,944	2,553,333
Weighted-average exercise prices of anti-dilutive options	$57.22	$47.07

Any dilutive impact summarized above would relate to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive option securities then outstanding.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information and where otherwise noted)

March 31, 2011 and 2010

(Unaudited)

(4)	Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Three-month period
	2011	2010

Net earnings	$79,547	56,034
Translation adjustment	2,131	2,020
Change in marketable securities	142	40

Total comprehensive income	$81,820	58,094

(5)	Income Taxes

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

As of March 31, 2011 and 2010, the Company had $3,800 and $1,606, respectively, of liabilities recorded related to unrecognized tax benefits. Included in this liability for unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. The Company does not anticipate that total unrecognized tax benefits will change significantly during the next 12 months.

(6)	Operating Leases

We lease certain pick-up trucks under operating leases. These leases have a non-cancellable lease term of one year, with renewal options for up to 72 months. The pick-up truck leases include an early buy out clause we generally exercise, thereby giving the leases an effective term of 28-36 months. We provided a $1,289 loss on disposal reserve at March 31, 2011.

(7)	Subsequent Events

On April 11, 2011, our board of directors declared a dividend of $0.26 per share. This dividend is discussed in footnote (3) ‘Stockholders’ Equity’.

On April 19, 2011, our board of directors declared a two-for-one stock split. This split is discussed in footnote (1) ‘Basis of Presentation’.

On April 19, 2011, the compensation committee of our board of directors approved a grant, effective at the close of business that day, of options to purchase approximately 200 thousand shares of our common stock. This grant is discussed in footnote (3) ‘Stockholders’ Equity’.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information and where otherwise noted)

March 31, 2011 and 2010

(Unaudited)

(8)	Contingencies

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

BUSINESS AND OPERATIONAL OVERVIEW:

Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of over 2,500 company owned stores. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance and repair operations (MRO). The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our product include farmers, truckers, railroads, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our stores and customers are primarily located in North America.

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

In the fourth quarter of 2008, and throughout much of 2009, this inflation turned to deflation. When the swings are dramatic, this can hurt our gross margins because we are selling expensive inventory on the shelf at declining prices. This hurt our gross margins in 2009. The drop in energy costs over the same period provided some relief, but it was small in comparison to the impact of deflation. The deflation of 2009 ended and these conditions normalized and allowed our gross margins to recover in 2010 and in the first quarter of 2011. (See later discussion on gross margins.) In recent months, we have seen evidence of inflation creeping into our supply chain. Both in the form of steel price inflation and energy inflation. The impact of this is discussed later in this report.

The discussion that follows includes information regarding our sales growth and our sales by product line. This information provides a nice summary view to understand the dynamics of the quarter. However, we feel the real story is told in the monthly sales changes, sequential trends, and end market information that follow – they explain the real impact of the market dynamics affecting us over this period of uncertainty.

Over the last several years, we have continued to make significant investments in (1) store locations, (2) national accounts, (3) government sales, (4) internal manufacturing support, (5) international operations (now over 10% of our sales), and (6) industrial vending. We are excited about the prospects of each and will continue to shed light on these areas as we move through 2011.

As always, the ‘pathway to profit’ is the cornerstone of our business evolution, and it influences everything we do. Remember, our business centers on our 2,500 plus stores – their individual success leads to the success of the entire organization over time. As you read the balance of this discussion you will see our stores were able to make great strides in their endeavor to dig out of the economic hole known as 2009. We will continue to work to complete this task and maintain our goal of Growth through Customer Service.

SALES GROWTH:

Net sales and growth rates in net sales were as follows:

	Three-month period
	2011	2010

Net sales	$640,583	520,772
Percentage change	23.0%	6.4%

The increase in net sales in the first three months of 2011 came primarily from higher unit sales. Our growth in net sales was impacted by inflationary price changes in our products, but the impact was limited. Our growth in net sales was not meaningfully impacted by the introduction of new products or services. The higher unit sales resulted primarily from increases in sales at older store locations (discussed below and again later in this document) and to a lesser degree the opening of new store locations in the last several years. The growth in net sales at the older store locations was due to the moderating impacts of the current recessionary environment, an environment which dramatically worsened late in 2008. The increase in net sales also resulted from the strengthening of the Canadian currency relative to the United States dollar. This added approximately 0.7 and 0.9 percentage points to our growth in the quarters ended March 31, 2011 and 2010, respectively.

The impact of the economy is best reflected in the growth performance of our stores opened greater than ten years ago (store sites opened as follows: 2011 group – opened 2001 and earlier, and 2010 group – opened 2000 and earlier) and opened greater than five years ago (store sites opened as follows: 2011 group – opened 2006 and earlier, and 2010 group – opened 2005 and earlier). These two groups of stores are more cyclical due to the increased market share they enjoy in their local markets. The stores opened greater than two years ago represent a consistent ‘same store’ view of our business (store sites opened as follows: 2011 group – opened 2009 and earlier, and 2010 group – opened 2008 and earlier). The daily sales change for each of these groups was as follows:

	Three-month period
	2011	2010
Store Age
Opened greater than 10 years ago	15.0%	2.1%
Opened greater than 5 years ago	17.5%	1.7%
Opened greater than 2 years ago	18.0%	4.3%

Note: The age groups above are measured as of the last day of each respective year.

SALES BY PRODUCT LINE:

The mix of sales from the original fastener product line and from the other product lines was as follows:

	Three-month period
	2011	2010

Fastener product line	47.6%	49.8%
Other product lines	52.4%	50.2%

	100.0%	100.0%

COMMENTS REGARDING MONTHLY SALES CHANGES, SEQUENTIAL TRENDS, AND END MARKET PERFORMANCE

Note – Daily sales are defined as the sales for the period divided by the number of business days in the period.

This section focuses on three distinct views of our business – monthly sales changes, sequential trends, and end market performance. The first discussion regarding monthly sales changes provides a good mechanical view of our business based on the age of our stores. The second discussion provides a framework for understanding the sequential trends (that is, comparing a period to the immediately preceding period) in our business since the market deteriorated late in 2008. Finally, we believe the third discussion regarding end market performance provides insight into activities with our various types of customers.

MONTHLY SALES CHANGES:

All company sales – During each of the first three months in 2011 and each of the twelve months in 2010 and 2009, all of our selling locations combined had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2011	18.8%	21.5%	22.8%
2010	2.4%	4.4%	12.1%	18.6%	21.1%	21.1%	24.4%	22.1%	23.5%	22.4%	17.9%	20.9%
2009	-8.5%	-10.5%	-17.4%	-21.0%	-20.7%	-22.5%	-22.9%	-21.4%	-20.8%	-18.7%	-12.0%	-8.6%

The improvement in 2010, and into 2011, generally continues the trend we saw in the latter half of 2009. The slow-down in the final three months of 2008 and all of 2009 relate to the general economic weakness in the global marketplace.

Several additional factors positively impacted our sales growth in the first quarter: (1) the strengthening Canadian dollar (when compared to the United States dollar) added approximately 0.7 and 0.9 percentage points to our daily sales growth in 2011 and 2010, respectively and (2) our Holo-Krome business, which we acquired in December 2009, added approximately 0.5 percentage points to our daily sales growth in 2010, as there were no comparable sales in 2009.

Stores opened greater than two years – Our stores opened greater than two years (store sites opened as follows: 2011 group – opened 2009 and earlier, 2010 group – opened 2008 and earlier, and 2009 group – opened 2007 and earlier) represent a consistent ‘same-store’ view of our business. During each of the first three months in 2011 and each of the twelve months in 2010 and 2009, the stores opened greater than two years had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2011	16.0%	18.4%	19.4%
2010	0.6%	2.3%	9.6%	16.3%	18.5%	18.3%	21.3%	19.2%	19.8%	18.8%	14.1%	16.8%
2009	-11.2%	-13.8%	-20.1%	-24.0%	-23.7%	-25.1%	-25.4%	-24.0%	-23.1%	-20.9%	-13.7%	-10.6%

Stores opened greater than five years – The impact of the economy, over time, is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2011 group – opened 2006 and earlier, 2010 group – opened 2005 and earlier, and 2009 group – opened 2004 and earlier). This store group is more cyclical due to the increased market share these stores enjoy in their local markets. During each of the first three months in 2011 and each of the twelve months in 2010 and 2009, the stores opened greater than five years had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2011	15.3%	17.9%	19.2%
2010	-2.1%	-0.5%	7.4%	14.9%	17.3%	16.2%	19.8%	18.2%	18.9%	17.9%	13.2%	16.0%
2009	-12.4%	-14.3%	-21.5%	-25.2%	-25.2%	-26.3%	-26.6%	-24.7%	-24.2%	-21.7%	-15.0%	-12.1%

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

History has identified these landings in our business cycle. They generally relate to months with impaired business days (certain holidays). The first landing centers on Easter, which alternates between March and April (Easter occurred in April in both 2011 and 2010), the second landing centers on July 4th, and the third landing centers on the approach of winter with its seasonal impact on primarily our construction business and with the Christmas / New Year holidays. The holidays we noted impact the trends because they either move from month-to-month or because they move around during the week.

The table below shows the pattern to our sequential change in our daily sales. The line labeled ‘Past’ is an historical average of our sequential daily sales change for the period 1998 to 2003. We chose this time frame because it had similar characteristics, a weaker industrial economy in North America, and could serve as a benchmark for a possible trend line. The ‘2010’ and ‘2011’ lines represent our actual sequential daily sales changes. The ‘10Delta’ line is the difference between the ‘Past’ and ‘2010’; similarly, the ‘11Delta’ is the difference between the ‘Past’ and ‘2011’.

	Jan.(1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.
Past	0.9%	3.3%	2.9%	-0.3%	3.4%	2.8%	-2.3%	2.6%	2.6%	-0.7%

2010	2.9%	-0.7%	5.9%	0.6%	4.8%	1.7%	-1.0%	3.5%	4.5%	-1.5%
10Delta	2.0%	-4.0%	3.0%	0.9%	1.4%	-1.1%	1.3%	0.9%	1.9%	-0.8%

2011	-0.2%	1.6%	7.0%
11Delta	-1.1%	-1.7%	4.1%

(1)	The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.

During 2010, and year-to-date in 2011, sales were strong - our business has closely followed the trend line since the fall of 2009. The months of February 2011 and 2010 were both negatively impacted by weather.

A graph of the sequential daily sales change pattern discussed above, starting with a base of ‘100’ in the previous October and ending with the next October, would be as follows:

END MARKET PERFORMANCE:

Fluctuations in end market business – The sequential trends noted above were directly linked to fluctuations in our end markets. To place this in perspective – approximately 50% of our business has historically been with customers engaged in some type of manufacturing. The daily sales to these customers grew or contracted in the first, second, third, and fourth quarters (when compared to the same quarter in the previous year), and for the year, as follows:

	Q1	Q2	Q3	Q4	Annual

2011	15.5%
2010	15.7%	29.8%	30.6%	17.7%	22.4%
2009	-16.0%	-25.2%	-22.8%	-10.1%	-18.8%

The 2011 and 2010 growth was more pronounced in our industrial production business (this is business where we supply products that become part of the finished goods produced by our customers) and less pronounced in the maintenance portion of our manufacturing business (this is business where we supply products that maintain the facility or the equipment of our customers engaged in manufacturing). The 2009 contraction was more severe in our industrial production business and less severe in the maintenance portion of our manufacturing business. These patterns continue to reflect the strength noted in the ISM Index. This is the index published by the Institute for Supply Management (http://www.ism.ws/).

Our non-residential construction customers have historically represented 20% to 25% of our business. The daily sales to these customers grew or contracted in the first, second, third, and fourth quarters (when compared to the same quarter in the previous year), and for the year, as follows:

	Q1	Q2	Q3	Q4	Annual

2011	17.7%
2010	-14.7%	0.5%	6.3%	10.3%	-0.3%
2009	-6.4%	-19.6%	-25.3%	-24.8%	-19.4%

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

A graph of the sequential daily sales trends to these two end markets in 2009, 2010, and 2011, starting with a base of ‘100’ in the previous October and ending with the next October, would be as follows:

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

One side benefit of the ‘pathway to profit’ initiative, described above, is a slow altering of our cost structure over the last several years to increase the portion of our operating costs that are variable versus fixed. This dramatically improved our ability to manage through the economic environment of the last several years. As discussed in our third quarter 2009 earnings release, we began to stabilize our store headcount in October 2009. From the first quarter of 2010 to the first quarter of 2011 we grew our store average full-time equivalent (FTE) headcount from 7,004 to 7,839, or 11.9%. (See later discussion on store count and FTE numbers by quarter.)

The ‘pathway to profit’ initiative allows us to focus on the three drivers of our business: (1) store headcount, (2) store (or unit) growth, and (3) average sales volume per store, which ultimately drive our level of profitability. Our original goal was to hit the $125 thousand per month store average, and grow our pre-tax earnings to 23% of net sales, by 2012. We previously disclosed that we believed the duration of the economic weakness could delay the timing of when we achieve these goals by 24-30 months. However, as described below, we have modified our thinking regarding our pre-tax earnings goals.

During 2010, we modified our thought process around the ‘pathway to profit’ in two regards: (1) with a structurally lowered cost structure, we concluded we could hit our profitability target in the ‘pathway to profit’ initiative with average store sales of $100 - $110 thousand per month by 2013 (see evidence of this in our ‘Store Size and Profitability’ table later in this document) and (2) we decided to hire fewer store-based people and instead added resources focused on specific opportunities, such as national accounts personnel and dedicated sales specialists (manufacturing, government, industry focused, and industrial vending solutions). The decision to accelerate the addition of non-store selling resources into the areas of national accounts and dedicated sales specialists reinforces our belief that these areas represent an efficient manner to accelerate sales at existing stores.

Future store openings – In July 2010, we indicated our intentions to open 80 to 95 new stores during the second half of 2010 (or an annualized rate of 6.8% to 8.0%). During the second half of 2010 we opened 82 stores. In 2011, we intend to open 150 to 200 new stores, or an annualized rate of 6.0% to 8.0%. In the first quarter of 2011, we opened 37 new stores.

Store Count and Full-Time Equivalent (FTE) Headcount – Because of the ‘pathway to profit’, we increased both our store count and our store FTE headcount during 2007 and 2008. However, as indicated earlier, the rate of increase in store locations slowed and our FTE headcount for all types of personnel was reduced when the economy weakened late in 2008. The number of stores at quarter end, the average headcount at our stores per quarter, the average FTE headcount per quarter, and the percentage change were as follows for the first quarter of 2007 (the last completed quarter before we began the ‘pathway to profit’), for the third quarter of 2008 (our peak quarter before the economy weakened), and for each of the last five quarters:

	Q1 2007	Q3 2008	Q1 2010	Q2 2010	Q3 2010	Q4 2010	Q1 2011

Store locations-quarter end count	2,073	2,300	2,392	2,407	2,453	2,490	2,522
% change since Q1 2007		11.0%	15.4%	16.1%	18.3%	20.1%	21.7%
% change (twelve months)		7.2%	2.1%	2.4%	4.3%	5.1%	5.4%

Store personnel - absolute headcount	6,849	9,123	8,404	8,401	8,643	9,048	9,361
% change since Q1 2007		33.2%	22.7%	22.7%	26.2%	32.1%	36.7%
% change (twelve months)		17.9%	-7.8%	-3.7%	0.4%	6.2%	11.4%

Store personnel - FTE	6,383	8,280	7,004	7,118	7,450	7,611	7,839
Non-store selling personnel - FTE	616	599	594	591	639	712	779

Sub-total of all sales personnel - FTE	6,999	8,879	7,598	7,709	8,089	8,323	8,618

Distribution and manufacturing personnel-FTE [1]	1,962	2,244	1,800	1,884	2,007	2,040	2,055
Administrative personnel-FTE	767	805	706	707	726	744	760

Sub-total of non-sales personnel - FTE	2,729	3,049	2,506	2,591	2,733	2,784	2,815

Total - average FTE headcount	9,728	11,928	10,104	10,300	10,822	11,107	11,433

% change since Q1 2007
Store personnel - FTE		29.7%	9.7%	11.5%	16.7%	19.2%	22.8%
Non-store selling personnel - FTE		-2.8%	-3.6%	-4.1%	3.7%	15.6%	26.5%

Sub-total of all sales personnel - FTE		26.9%	8.6%	10.1%	15.6%	18.9%	23.1%

Distribution and manufacturing personnel-FTE [1]		14.4%	-8.3%	-4.0%	2.3%	4.0%	4.7%
Administrative personnel-FTE		5.0%	-8.0%	-7.8%	-5.3%	-3.0%	-0.9%

Sub-total of non-sales personnel - FTE		11.7%	-8.2%	-5.1%	0.1%	2.0%	3.2%

Total - average FTE headcount		22.6%	3.9%	5.9%	11.2%	14.2%	17.5%

% change (twelve months)
Store personnel - FTE		15.2%	-9.7%	-1.2%	5.1%	8.6%	11.9%
Non-store selling personnel - FTE		-2.4%	-1.3%	0.3%	9.0%	19.3%	31.1%

Sub-total of all sales personnel - FTE		13.8%	-9.1%	-1.1%	5.4%	9.5%	13.4%

Distribution and manufacturing personnel-FTE [1]		5.4%	-8.7%	1.5%	13.8%	15.4%	14.2%
Administrative personnel-FTE		7.9%	-10.7%	-8.5%	-1.4%	6.1%	7.6%

Sub-total of non-sales personnel - FTE		6.0%	-9.3%	-1.4%	9.4%	12.8%	12.3%

Total - average FTE headcount		11.7%	-9.1%	-1.2%	6.4%	10.3%	13.2%

[1]	Note – The distribution and manufacturing headcount was impacted by the addition of 92 employees with the acquisition of Holo-Krome in December 2009.

Store Size and Profitability – The store groups listed in the table below, when combined with our strategic account stores, represented approximately 88%, 86%, and 89% of our sales in the first quarter of 2011, 2010, and 2009, respectively. Strategic account stores are stores that are focused on selling to a group of strategic account customers in a limited geographic market. Our remaining sales (approximately 12%, 14%, and 11%, respectively) relate to either: (1) our in-plant locations, (2) our direct Fastenal Cold Heading business (including our Holo-Krome business acquired in December 2009), or (3) our direct import business. Our average store had sales of $74,400, $62,700, and $61,900 per month in the first quarter of 2011, 2010, and 2009, respectively. This average amount was $71,600 per month in the first quarter of 2007 (the last completed quarter before we began the ‘pathway to profit’). The average age, number of stores, and pre-tax earnings data by store size for the first quarter of 2011, 2010, and 2009, respectively, were as follows:

Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Earnings Percentage
Three months ended March 31, 2011

$0 to $30,000	4.2	401	15.9%	-12.2%
$30,001 to $60,000	7.4	886	35.1%	12.6%
$60,001 to $100,000	10.1	676	26.8%	22.2%
$100,001 to $150,000	12.3	317	12.6%	25.4%
Over $150,000	15.5	198	7.9%	27.1%
Strategic Account Store		44	1.7%

Company Total		2,522	100.0%	20.1%

Three months ended March 31, 2010

$0 to $30,000	4.4	516	21.6%	-14.5%
$30,001 to $60,000	7.4	942	39.4%	11.2%
$60,001 to $100,000	10.1	561	23.5%	21.3%
$100,001 to $150,000	12.9	231	9.7%	24.6%
Over $150,000	16.2	111	4.6%	26.3%
Strategic Account Store		31	1.3%

Company Total		2,392	100.0%	17.4%

Three months ended March 31, 2009

$0 to $30,000	3.8	605	25.8%	-23.4%
$30,001 to $60,000	6.6	836	35.7%	9.8%
$60,001 to $100,000	9.5	528	22.5%	20.1%
$100,001 to $150,000	11.9	231	9.9%	24.6%
Over $150,000	15.5	121	5.2%	26.8%
Strategic Account Store		21	0.9%

Company Total		2,342	100.0%	16.1%

Note – Amounts may not foot due to rounding difference.

Our original intent under the ‘pathway to profit’ was to increase the sales of our average store to approximately $125,000 per month (see earlier discussion) in order to meet our pre-tax earnings profitability goal of 23%. This would have shifted the store mix emphasis from the first three categories ($0 to $30,000, $30,001 to $60,000, and $60,001 to $100,000) to the last three categories ($60,001 to $100,000, $100,001 to $150,000, and over $150,000), and we believe would have allowed us to leverage our fixed cost and increase our overall productivity. Our goal today is to continue (1) to grow the business and (2) to grow our pre-tax earnings as a percent of net sales. As stated earlier, we now believe, based on the profitability improvements noted in the table above, we can hit our pre-tax earnings percent goal of 23% with average store sales of approximately $100,000 - $110,000 per month.

Note – Dollar amounts in this section are presented in whole dollars, not thousands.

STATEMENT OF EARNINGS INFORMATION (percentage of net sales) for the three-month periods ended March 31:

	Three-month period
	2011	2010

Net sales	100.0%	100.0%
Gross profit	52.0%	51.1%

Operating and administrative expenses	32.0%	33.7%
Loss on sale of property and equipment	0.0%	0.0%

Operating income	20.1%	17.4%

Interest income	0.0%	0.0%

Earnings before income taxes	20.1%	17.4%

Note – Amounts may not foot due to rounding difference.

Gross profit percentage for the first quarter of 2011 increased from the same period in 2010. Sequentially, the gross profit held constant with the fourth quarter of 2010.

The gross profit percentage in the first, second, third and fourth quarters was as follows:

	Q1	Q2	Q3	Q4

2011	52.0%
2010	51.1%	52.1%	51.8%	52.0%
2009	52.9%	51.1%	50.0%	49.9%

The fluctuations in our gross profit percentages are typically driven by: (1) transactional gross profit, (2) organizational gross profit, and (3) vendor incentive gross profit. The transactional gross profit represents the gross profit realized due to the day-to-day fluctuations in customer pricing relative to product and freight costs. This component was negatively influenced by the competitive landscape in 2009 which depressed the prices we could charge for our products. This component has generally improved since August 2009, except for customer mix which is discussed later. The organizational gross profit represents the component of gross profit we attribute to buying scale and efficiency gains. This component was negatively influenced by deflationary impacts in 2009 as we were selling inventory sourced at peak costs late in 2008. This component was magnified in 2009 due to the nature of our inventory turns and the dramatic decrease in sales activity during much of the year. However, this component improved in the first, second, third, and fourth quarters of 2010, and in the first quarter of 2011, when compared to the fourth quarter of 2009. The third component relates to vendor volume allowances. The gross profit dollars associated with this component dropped dramatically in the second half of 2009. However, this component improved in the first, second, third, and fourth quarters of 2010, and in the first quarter of 2011, when compared to the fourth quarter of 2009.

The decrease in gross profit percentage, from the second quarter of 2010 to the third and fourth quarters of 2010 and the first quarter of 2011, was primarily caused by the strong growth of our industrial production business, which resulted in a change in our overall business mix. The industrial production business has a lower gross margin; therefore, the change in mix pulled our gross margin down. However, since the operating expenses of our industrial production business are lower, operating income produced by that business is similar to our overall business. As we indicated in our second quarter 2010 earnings release, vendor volume allowances largely recovered during the second quarter of 2010 to the levels in place in 2008 and in early 2009 due to the reset of vendor allowance programs which tend to be calendar based. Generally speaking, the decline in the gross margin percentage from 2008 to 2009 was evenly split between a deterioration in the three components discussed earlier. The improvement from 2009 to 2010 was primarily related to improvements in vendor incentive gross profit (about half of the improvement), with the balance evenly split between improvements in organizational gross profit and transactional gross profit. This improvement split is also true in the first quarter of 2011 when compared to the first quarter of 2010.

Operating and administrative expenses improved relative to sales in the first quarter of 2011 versus the first quarter of 2010.

Historically, 65% to 70% of our operating and administrative expenses consist of employee related costs. The components are: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) education, and (4) social taxes. During 2009, these components had reduced to a range between 60% and 65% due to the factors noted below. During the first quarter of 2011 and during 2010, this range moved back to the historical level.

The two largest components of employee related costs grew/contracted as follows for the three-month periods ended March 31:

	Three-month period
	2011	2010

Payroll cost	29.2%	-4.1%
Health care cost	-5.6%	21.5%

The two largest components of operating and administrative expenses, outside of the employee related costs, grew/contracted as follows for the three-month periods ended March 31:

	Three-month period
	2011	2010

Occupancy	7.8%	-1.7%
Selling transportation	12.7%	8.1%

The increase in payroll costs from the first quarter of 2010 to the first quarter of 2011 noted above was greater than the change in full-time equivalent headcount noted earlier in this document. This was driven by several factors: (1) sales commissions earned grew (this increase was amplified by the sales growth and the gross margin expansion, both of which have a meaningful impact on the commissions earned), (2) total bonuses earned increased due to our profit growth, (3) hours worked per employee grew, and (4) our profit sharing contribution grew. For the first quarter of 2011 and 2010, these four items all grew at a rate faster than the rate of sales growth.

Our health care costs in the first quarter of 2011 decreased from the unusual peak in the same period in 2010. Health care costs in 2009, and the first quarter of 2010, increased due to the increase in the percentage of employees opting for expanded coverage as their spouses lost their insurance coverage at other employers, increases in COBRA costs due to changes in federal funding within COBRA, and an increase in health care utilization when compared to previous years.

The two largest components of the remaining costs within our operating and administrative expenses include occupancy and selling transportation. Occupancy expenses for the first quarter of 2011, increased from the first quarter of 2010 and from the fourth quarter of 2010. Approximately 50% of the increase from the first quarter of 2010 to the first quarter of 2011 was caused by increases in utility costs, while all of the 2010 comparable decrease was caused by decreases in utility costs. The selling transportation costs consist primarily of our store fleet as most of the distribution fleet costs are included in cost of sales. Selling transportation costs included in operating and administrative expenses increased in the first quarter of 2011 and 2010. Most of the cost components stayed relatively flat or improved nominally in both years; however, the fuel component increased in both periods due to improving sales patterns, new store locations, and increases in energy costs.

The last several years have seen meaningful swings in the cost of diesel fuel and gasoline – During the first quarter of 2011, our total vehicle fuel costs were approximately $8.6 million. During the first, second, third, and fourth quarters of 2010, our total vehicle fuel costs were approximately $6.4 million, $6.8 million, $6.6 million, and $7.1 million, respectively. The changes resulted from variations in fuel costs, variations in the service levels provided to our stores from our distribution centers, and changes in the number of vehicles at our store locations. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of goods and the fuel utilized in our store delivery vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50:50 between distribution and store use).

The average per gallon fuel costs (in actual dollars) and the percentage change (on a year-over-year basis) for the last three years was as follows:

Per gallon average price	Q1	Q2	Q3	Q4

2011 price
Diesel fuel	$3.60
Gasoline	$3.22

2010 price
Diesel fuel	$2.89	3.06	2.96	3.14
Gasoline	$2.68	2.80	2.71	2.84

2009 price
Diesel fuel	$2.19	2.29	2.61	2.70
Gasoline	$1.86	2.25	2.55	2.54

Per gallon price change	Q1	Q2	Q3	Q4

2011 change
Diesel fuel	24.6%
Gasoline	20.1%

2010 change
Diesel fuel	32.0%	33.6%	13.4%	16.3%
Gasoline	44.1%	24.4%	6.3%	11.8%

Income taxes – Incomes taxes as a percentage of earnings before income taxes were approximately 38.2% for the first quarter of 2011 and 2010.

WORKING CAPITAL:

The year-over-year comparison and the related dollar and percentage changes related to accounts receivable and inventories were as follows:

	Balance at March 31:			Twelve Month Dollar Change		Twelve Month Percentage Change
	2011	2010	2009	2011	2010	2011	2010
Accounts receivable, net	$325,685	262,463	240,658	63,222	21,805	24.1%	9.1%
Inventories	576,451	507,243	555,283	69,208	(48,040)	13.6%	-8.7%

The accounts receivable increase of 24.1% from 2010 to 2011 was created by a daily sales increase of 21.5% and 22.8% in February and March 2011, respectively. The increase in accounts receivable was greater than the increase in daily sales. This was primarily driven by the significant growth in both our national account (large customer) business and in our international business, both of which typically pay slower than our remaining business. The accounts receivable increase of 9.1% from 2009 to 2010 relates to a daily sales increase of 4.4% and 12.1% in February and March 2010, respectively. The accounts receivable increase since year end was caused by (1) the seasonality in our business, and (2) sales growth.

A portion of our inventory procurement has a longer lead time than our ability to foresee sales trends; therefore, the drop in sales growth activity in the fourth quarter of 2008 and during the first two months of 2009 continued to result in inventory consumption that was less than the amount of inbound product. The inventory decrease began in March 2009 and continued through most of 2009. Our inventory dropped approximately $9,000, $36,000, and $21,000 during the first, second, and third quarters of 2009, respectively. This related to our conscious effort to lower the stocking levels in our distribution centers in the wake of the economic meltdown late in 2008 and in the first half of 2009. The inventory grew by approximately $10,000 in the fourth quarter of 2009; approximately half of this increase related to our December 2009 acquisition of Holo-Krome and the balance related to an increase in inventory stocking at our distribution centers to support the improving sales trends we had experienced since August 2009. During 2010, our inventory decreased approximately $1,000 in the first quarter, and increased approximately $15,000, $24,000, and $11,000 in the second, third, and fourth quarters, respectively, resulting in a $49,000 annual net increase. During the first quarter of 2011, our inventory grew by approximately $19,000. In its most simplified view, our expanding inventories are directly related to (1) the expanding sales growth trends (with emphasis on our large account business – both OEM & MRO), (2) our confidence in their sustainability, (3) an increase in the rate of store openings, and (4) in recent months, inflation.

BALANCE SHEET AND CASH FLOW:

Our balance sheet continues to be very strong and our operations have good cash generating characteristics. During the first quarter of 2011, we generated $74,284 (or 93.4% of net earnings) of operating cash flow. Our first quarter typically has stronger cash flow characteristics due to the timing of tax payments; this benefit reverses itself in the second, third, and fourth quarters as income tax payments go out in April, June, September, and December. The remaining amounts of cash flow from operating activities are largely linked to the pure dynamics of a distribution business and its strong correlation to working capital as discussed above.

The strong free cash flow (operating cash flow less net capital expenditures) during 2010 and 2011 allowed us to increase our first dividend payment (declared in January 2011 and paid in February 2011) by 25.0% (from $0.40 per share in 2010 to $0.50 per share in 2011). In addition, we declared the first ‘second quarter’ dividend in our history (declared on April 11, 2011, with a payment date of April 28, 2011); this dividend is $0.26 per share. Our board of directors also indicated their present intention to change the frequency of our dividend from semi-annual to quarterly in the future.

STOCK REPURCHASE:

In July 2009, we announced our board of directors had authorized purchases by us of up to 2,000,000 shares of our common stock. This authorization replaced any unused authorization previously approved by our board of directors. During 2009, we purchased 1,100,000 shares of our outstanding stock at an average price of approximately $37.37 per share. These purchases occurred in the fourth quarter of 2009. We did not purchase any stock in 2010 or in the first quarter of 2011.

CRITICAL ACCOUNTING POLICIES:

A discussion of the critical accounting policies related to accounting estimates is contained in our 2010 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES:

Cash flow activity in dollars and as a percentage of net earnings was as follows:

	Three-month period
	2011	2010

Net cash provided by operating activities	$74,284	79,028
Net cash used in investing activities	$19,902	6,509
Net cash used in financing activities	$73,715	58,972

Net cash provided by operating activities	93.4%	141.0%
Net cash used in investing activities	25.0%	11.6%
Net cash used in financing activities	92.7%	105.2%

Net cash provided by operating activities decreased from the prior year. This decrease was driven by the expansion of our net sales growth from 6.4% in 2010 to 23.0% in 2011 and the expected impact of that expansion on the working capital of a distribution business. These would include: accounts receivable changes, inventory and related accounts payable changes, and finally accrued expense and income tax payable changes.

Net cash used in investing activities changed primarily due to changes in capital expenditures and short-term investments. Property and equipment expenditures in the first three months of 2011 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, (6) the expansion of Fastenal’s distribution/trucking fleet, (7) the capital improvements to our new manufacturing property in Connecticut to support our new Holo-Krome business into the future, (8) the expansion of our Indianapolis, Indiana master distribution center, and (9) purchases related to our industrial vending solutions. Property and equipment expenditures in the same period of 2010 consisted of these same types of items (excluding item (7)) as well as the additional cost related to the expansion of our Denton, Texas regional distribution center. Disposals of property and equipment in both periods consisted of the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business and the disposition of real estate relating to several store locations.

Cash requirements for property and equipment expenditures were satisfied from net earnings, cash on hand, and the proceeds of disposals. As of March 31, 2011, we had approximately $28,000 of commitments outstanding relating to property and equipment expenditures. We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from our borrowing capacity.

Net cash used in financing activities consisted of the payment of dividends. Our dividend payout in the first three months of 2011 increased 25.0% over the same period in 2010.

A discussion of the nature and amount of future cash commitments is contained in our 2010 Annual Report on Form 10-K.

ITEM 2 – (Continued)

Certain Risks and Uncertainties— This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding (1) the goals of our long-term growth strategy, ‘pathway to profit’, including anticipated decreases in the rate of new store openings from our historic rate prior to implementation of the strategy, planned additions to our sales personnel, the expected funding of such additions out of cost savings resulting from the slowing of the rate of new store openings, the growth in average store sales expected to result from that strategy and from our recent decision to add resources focused on specific sales opportunities and the expected timeline for achieving that growth, the leverage, working capital and productivity improvements expected to result from the strategy, and the growth in profitability expected to result from the strategy and the expected timeline for achieving that growth (including our belief that we can achieve targeted profitability due to a structural lowering of our costs even if our average store sales do not grow as expected), (2) the expected rate of new store openings, (3) our expectations regarding sales growth and our confidence in the sustainability of that growth, (4) our board’s intent to pay quarterly dividends in the future, (5) the funding of our expansion plans, (6) our expectation that total unrecognized tax benefits will not change significantly during the next twelve months, (7) the expected unrecognized compensation expense related to stock options, and (8) our expectations regarding the litigation disclosed in this report. The following factors are among those that could cause the Company’s actual results to differ materially from those predicted in such forward-looking statements: (1) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries, changes in the expected rate of new store openings, difficulties in successfully attracting and retaining additional qualified sales personnel, an inability to realize anticipated savings from lowering our cost structure, and difficulties in changing our sales process could adversely impact our ability to achieve the goals of our ‘pathway to profit’ initiative and the expected time frame for achieving those goals, (2) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries, a change from that projected in the number of North American markets able to support stores, or an inability to recruit and retain qualified employees could cause the rate of new store openings to change from that expected, (3) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries could affect our ability to sustain our sales growth, (4) changes in our financial condition or results of operations could cause our board to modify our expected future dividend practices, (5) a change in our ability to generate free cash flow resulting from a slowdown in our sales or our inability to manage expenses could negatively impact the funding of our expansion plans, (6) changes in tax law or changes in the interpretation of tax law at the federal, state or local level could impact our expectation about total unrecognized tax benefits during the next twelve months, (7) an unexpected change in forfeiture rates due to demotion or turnover could impact the unrecognized compensation expense related to stock options, and (8) our expectations about the litigation disclosed in this report may be impacted by the disclosure of currently unknown facts and other uncertainties in the litigation including the possible expansion of claims brought by the claimants beyond those currently raised. A discussion of other risks and uncertainties which could cause our operating results to vary from anticipated results or which could materially adversely effect our business, financial condition, or operating results is included in our 2010 Annual Report on Form 10-K under the sections captioned Certain Risks and Uncertainties and Item 1A – Risk Factors. We assume no obligation to update any forward-looking statements or any discussions of risks and uncertainties.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks from changes in interest rates, foreign currency exchange rates, commodity steel pricing, and commodity fuel prices. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:

Interest Rates— We have a line of credit totaling $8 million which expires on August 26, 2011. The line bears interest at 0.9% over the LIBOR rate. During the quarter ended March 31, 2011, there was $0 outstanding on the line. We pay no fee for the unused portion of the line of credit.

Foreign Currency Exchange Rates— Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at March 31, 2011.

Commodity Steel Pricing— We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. During the last decade, there has been nominal movement in overall steel pricing, with some deflation occurring in the wake of the economic crisis of the Far East markets that occurred in the late 1990’s. This trend reversed to inflation in the period from late 2003 to the early part of 2005 and again from mid 2007 to the fall of 2008. This flipped to deflation in the fall of 2008 and during most of 2009 and became largely neutral to minimal inflation as we moved through 2010 and into the first quarter of 2011. The threat of more inflation is emerging as we move through 2011. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.

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

ITEM 5 – OTHER INFORMATION

On April 19, 2011, the board of directors approved a two-for-one stock split of the Company’s outstanding common stock. Holders of the Company’s common stock, par value $0.01 per share, at the close of business on May 2, 2011 will receive one additional share of common stock for every share of common stock they own. The stock split will take effect at the close of business on May 20, 2011.

In connection with the stock split, the board of directors approved an amendment to the Restated Articles of Incorporation of the Company which will, effective May 20, 2011, increase the aggregate number of shares that the Company has authority to issue. The amount of shares authorized will increase from 205,000,000 to 405,000,000. The shares will be classified in two classes, consisting of 5,000,000 shares of preferred stock, par value $0.01 per share, and 400,000,000 shares of common stock, par value of $0.01 per share. A copy of the Company’s Restated Articles of Incorporation, as amended effective as of May 20, 2011, is filed with this report as Exhibit 3.1 and is incorporated herein by reference.

ITEM 6 – EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended effective as of May 20, 2011

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 8-K dated as of October 15, 2010)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from Fastenal Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on April 21, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

/s/ Willard D. Oberton
(Willard D. Oberton, Chief Executive Officer)
(Duly Authorized Officer)

Date April 21, 2011	/s/ Daniel L. Florness
(Daniel L. Florness, Chief Financial Officer)
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended effective as of May 20, 2011	Electronically Filed

3.2	Restated By-Laws of Fastenal Company	(Incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 8-K dated as of October 15, 2010)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed

101.INS	XBRL Instance Document	Electronically Filed
101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically Filed