Form 10-Q
period 2011-06-30
FASTENAL CO
filed 2011-07-21
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011, or

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at July 11, 2011
Common Stock, $.01 par value	295,121,324

FASTENAL COMPANY

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

	(Unaudited)
	June 30, 2011	December 31, 2010
Assets

Current assets:
Cash and cash equivalents	$89,409	143,693
Marketable securities	26,243	26,067
Trade accounts receivable, net of allowance for doubtful accounts of $4,712 and $4,761, respectively	357,195	270,133
Inventories	608,657	557,369
Deferred income tax assets	17,413	17,897
Other current assets	72,898	70,539

Total current assets	1,171,815	1,085,698

Marketable securities	0	5,152
Property and equipment, less accumulated depreciation	396,461	363,419
Other assets, net	13,595	14,014

Total assets	$1,581,871	1,468,283

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$83,120	60,474
Accrued expenses	100,428	96,412
Income taxes payable	20,846	5,299

Total current liabilities	204,394	162,185

Deferred income tax liabilities	23,306	23,586

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	0	0
Common stock, 400,000,000 shares authorized, 295,099,324 and 294,861,424 shares issued and outstanding, respectively	2,951	2,948
Additional paid-in capital	10,039	2,889
Retained earnings	1,319,795	1,258,183
Accumulated other comprehensive income	21,386	18,492

Total stockholders’ equity	1,354,171	1,282,512

Total liabilities and stockholders’ equity	$1,581,871	1,468,283

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	(Unaudited) Six months ended June 30,		(Unaudited) Three months ended June 30,
	2011	2010	2011	2010

Net sales	$1,342,313	1,091,955	701,730	571,183

Cost of sales	642,700	528,384	335,497	273,525

Gross profit	699,613	563,571	366,233	297,658

Operating and administrative expenses	420,560	361,193	215,868	185,783
Loss on sale of property and equipment	284	106	259	39

Operating income	278,769	202,272	150,106	111,836

Interest income	224	522	76	289

Earnings before income taxes	278,993	202,794	150,182	112,125

Income tax expense	105,334	77,593	56,070	42,958

Net earnings	$173,659	125,201	94,112	69,167

Basic net earnings per share	$0.59	0.42	0.32	0.23

Diluted net earnings per share	$0.59	0.42	0.32	0.23

Basic weighted average shares outstanding	294,918	294,861	294,974	294,861

Diluted weighted average shares outstanding	295,690	295,020	295,916	295,159

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	(Unaudited) Six months ended June 30,
	2011	2010

Cash flows from operating activities:
Net earnings	$173,659	125,201
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	21,363	20,404
Loss on sale of property and equipment	284	106
Bad debt expense	4,258	3,370
Deferred income taxes	204	(2,025)
Stock based compensation	1,800	2,000
Amortization of non-compete agreements	297	34
Changes in operating assets and liabilities:
Trade accounts receivable	(91,320)	(70,024)
Inventories	(51,288)	(13,809)
Other current assets	(2,359)	(3,871)
Accounts payable	22,646	17,945
Accrued expenses	4,016	19,769
Income taxes	15,547	20,598
Other	2,170	(171)

Net cash provided by operating activities	101,277	119,527

Cash flows from investing activities:
Purchase of property and equipment	(56,324)	(32,211)
Proceeds from sale of property and equipment	1,635	2,240
Net decrease in marketable securities	4,976	977
Net decrease in other assets	122	11

Net cash used in investing activities	(49,591)	(28,983)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,353	0
Payment of dividends	(112,047)	(58,972)

Net cash used in financing activities	(106,694)	(58,972)

Effect of exchange rate changes on cash	724	(32)

Net (decrease) increase in cash and cash equivalents	(54,284)	31,540

Cash and cash equivalents at beginning of period	143,693	164,852

Cash and cash equivalents at end of period	$89,409	196,392

Supplemental disclosure of cash flow information:
Cash paid during each period for income taxes	$89,583	59,020

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information and where otherwise noted)

June 30, 2011 and 2010

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

Stock split – On April 19, 2011, our board of directors declared a two-for-one stock split with respect to our common stock. This stock split became effective at the close of business on May 20, 2011. All historical share and per share amounts in this report have been adjusted to reflect the impact of this stock split.

(2)	Marketable Securities

Fair value accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy prioritizes the inputs used to measure fair value into three levels, with Level 1 being of the highest priority. The three levels of inputs used to measure fair value are as follows:

Level 1 –	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 –	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 –	Unobservable inputs which are supported by little or no market activity.

The level in the fair value hierarchy within which a fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information and where otherwise noted)

June 30, 2011 and 2010

(Unaudited)

The following table presents the placement in the fair value hierarchy of assets that are measured at fair value on a recurring basis at period end:

		Level 1	Level 2	Level 3
Assets at June 30, 2011:	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Common stock	$344	344	0	0
Government and agency securities	25,899	25,899	0	0

Total available-for-sale securities	$26,243	26,243	0	0

		Level 1	Level 2	Level 3
Assets at June 30, 2010:	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
State and municipal bonds	5,197	0	5,197	0
Government and agency securities	24,464	24,464	0	0

Total available-for-sale securities	$29,661	24,464	5,197	0

There were no transfers between levels during the six months ended June 30, 2011 and 2010.

As of June 30, 2011 our financial assets that are measured at fair value on a recurring basis are common stock and debt securities. As of June 30, 2010 our financial assets that are measured at fair value on a recurring basis consisted of debt securities. The government and agency securities have a maturity of twelve months. The debt securities are classified as marketable securities.

Marketable securities, all treated as available-for-sale securities at period end, consist of the following:

June 30, 2011:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Common stock	$198	146	0	344
Government and agency securities	25,850	49	0	25,899

Total available-for-sale securities	$26,048	195	0	26,243

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information and where otherwise noted)

June 30, 2011 and 2010

(Unaudited)

June 30, 2010:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and municipal bonds	$5,197	0	0	5,197
Government and agency securities	24,399	65	0	24,464

Total available-for-sale securities	$29,596	65	0	29,661

The unrealized gains and losses recorded in accumulated other comprehensive income and the realized gains and losses recorded in earnings were immaterial during the periods reported in these consolidated financial statements.

Future maturities of our available-for-sale securities consist of the following:

	Less than 12 months		Greater than 12 months
June 30, 2011:	Amortized cost	Fair value	Amortized cost	Fair value
Common stock	$198	344	0	0
Government and agency securities	25,850	25,899	0	0

Total available-for-sale securities	$26,048	26,243	0	0

(3)	Stockholders’ Equity – See note (1) regarding our stock split declaration.

Our authorized and issued shares (share amounts stated in whole numbers) consist of the following:

	Par Value	June 30, 2011	December 31, 2010
Preferred Stock	$.01/share
Authorized		5,000,000	5,000,000
Shares issued		0	0
Common Stock	$.01/share
Authorized		400,000,000	400,000,000
Shares issued		295,099,324	294,861,424

Dividends

On July 11, 2011, our board of directors declared a dividend of $0.13 per share of common stock that is to be paid in cash on August 22, 2011 to shareholders of record at the close of business on July 25, 2011. Historically, we have paid semi-annual dividends, which we have typically paid in the first and third quarters. In 2010 and 2008, we paid a supplemental dividend in the fourth quarter. In 2011, our board of directors declared a semi-annual dividend in January, and then switched to a quarterly dividend in April and July. Our board of directors expect to continue paying quarterly dividends, provided the future determination as to payment of dividends will depend on the financial needs of the Company and such other factors as deemed relevant by the board of directors.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information and where otherwise noted)

June 30, 2011 and 2010

(Unaudited)

The following table presents the dividends paid previously and declared by our board of directors for future payment by quarter (amounts are stated in per share value):

	2011	2010
First quarter	$0.25	$0.20
Second quarter	$0.13	$0.00
Third quarter	$0.13	$0.21
Fourth quarter		$0.21

Total	$0.51	$0.62

Stock Options

On April 19, 2011, the compensation committee of our board of directors approved the grant under our employee stock option plan, effective at the close of business that day, of options to purchase approximately 400 thousand shares of our common stock at a strike price of $35.00 per share. The closing stock price on the date of grant was $31.78 per share.

The following tables summarize the details of previous grants made under our stock option plan and the assumptions used to value the grants. The grants listed below exclude grants that have expired due to the lapse of time. All options granted were effective at the close of business on the date of grant.

Date of grant		Option exercise	Closing stock price	June 30, 2011
	Options granted	(strike) price	on date of grant	Options outstanding	Options vested
April 19, 2011	400,000	$35.00	$31.78	400,000	0
April 20, 2010	530,000	$30.00	$27.13	420,000	0
April 21, 2009	790,000	$27.00	$17.61	610,000	0
April 15, 2008	550,000	$27.00	$24.35	370,000	0
April 17, 2007	4,380,000	$22.50	$20.15	3,552,100	1,830,100

Date of grant	Risk-free interest rate	Expected life of option in years	Expected dividend yield	Expected stock volatility	Estimated fair value of stock option
April 19, 2011	2.1%	5.00	1.6%	39.33%	$11.20
April 20, 2010	2.6%	5.00	1.5%	39.10%	$8.14
April 21, 2009	1.9%	5.00	1.0%	38.80%	$3.64
April 15, 2008	2.7%	5.00	1.0%	30.93%	$7.75
April 17, 2007	4.6%	4.85	1.0%	31.59%	$5.68

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

June 30, 2011 and 2010

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

Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the six month periods ended June 30, 2011 and 2010 was $1,800 and $2,000, respectively. Unrecognized compensation expense related to outstanding stock options as of June 30, 2011 was $17,384 and is expected to be recognized over a weighted average period of 5.03 years. Any future changes in estimated forfeitures will impact this amount.

Earnings Per Share

The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to our stock option plan and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive (share amounts stated in whole numbers):

	Six-month period		Three-month period
Reconciliation	2011	2010	2011	2010
Basic-weighted average shares outstanding	294,917,946	294,861,424	294,973,572	294,861,424
Weighted shares assumed upon exercise of stock options	771,717	158,968	942,044	297,512

Diluted-weighted average shares outstanding	295,689,663	295,020,392	295,915,616	295,158,936

	Six-month period		Three-month period
Summary of anti-dilutive options excluded	2011	2010	2011	2010
Options to purchase shares of common stock	588,785	1,695,000	740,879	1,683,333
Weighted-average exercise prices of anti-dilutive options	$31.37	$27.94	$32.17	$27.94

Any dilutive impact summarized above would relate to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive option securities then outstanding.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information and where otherwise noted)

June 30, 2011 and 2010

(Unaudited)

(4)	Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Six-month period		Three-month period
	2011	2010	2011	2010

Net earnings	$173,659	125,201	94,112	69,167
Translation adjustment	2,721	(268)	589	(2,287)
Change in marketable securities	174	65	32	24

Total comprehensive income	$176,554	124,998	94,733	66,904

(5)	Income Taxes

Fastenal, or one of its subsidiaries, files income tax returns in the United States Federal jurisdiction, numerous states, and various local and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2008 in the case of United States Federal and non-United States examinations and 2007 in the case of state and local examinations.

As of June 30, 2011 and 2010, the Company had $4,268 and $2,251, respectively, of liabilities recorded related to unrecognized tax benefits. Included in this liability for unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. The Company does not anticipate that total unrecognized tax benefits will change significantly during the next 12 months.

(6)	Operating Leases

We lease certain pick-up trucks under operating leases. These leases have a non-cancellable lease term of one year, with renewal options for up to 72 months. The pick-up truck leases include an early buy out clause we generally exercise, thereby giving the leases an effective term of 28-36 months. We provided a $1,066 loss on disposal reserve at June 30, 2011.

(7)	Subsequent Events

On July 11, 2011, our board of directors declared a dividend of $0.13 per share. This dividend is discussed in footnote (3) ‘Stockholders’ Equity’.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information and where otherwise noted)

June 30, 2011 and 2010

(Unaudited)

(8)	Contingencies

In early February 2010, we received a letter from a California fastener supplier dated January 26, 2010. This letter threatened to sue us for an alleged violation of an exclusive distribution arrangement this supplier believes exists between our organizations. In addition to the letter, this supplier provided a press release and a video regarding the claim that they threatened to make public unless we agreed to mediation of the claim. Shortly after receipt of this letter, we performed a preliminary internal review to understand (1) who this supplier was and (2) the nature of our relationship with this supplier. Based on that review, we determined that this supplier manufactures a niche type of fastener and that the total volume of purchases by us, from all suppliers, over the purported term of the alleged exclusivity arrangement of this niche type of fastener did not exceed $1 million. Following completion of our preliminary internal review, we requested additional information and documentation from the supplier. The supplier’s response failed to provide the requested information and documentation. By letter dated February 26, 2010, we quantified for the supplier our total volume of purchases as discussed above and informed the supplier that we believed their claim was grossly exaggerated and completely unsupported. We have not received any direct response to our February 26, 2010 letter. On May 3, 2010, this supplier filed suit in Arkansas federal court alleging damages. In response, we filed a motion to dismiss. This motion to dismiss was denied on August 16, 2010. We subsequently filed two motions for summary judgment. The first summary judgment motion was partially denied and the second motion is pending. A trial date has been scheduled for November 21, 2011. Based on current information, we believe the prospect that we will incur a material liability as a result of this claim is remote. While we are not required to disclose this matter under the rules of the Securities and Exchange Commission (‘SEC’), we initially disclosed the existence of this threat in February 2010 (in our 2009 annual report on Form 10-K) as we believed that disclosure was prudent due to the alleged amount ($180 million) of the claim and the threat to make these allegations public.

(Continued)

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

In the fourth quarter of 2008, and throughout much of 2009, this inflation turned to deflation. When the swings are dramatic, this can hurt our gross margins because we are selling expensive inventory on the shelf at declining prices. This hurt our gross margins in 2009. The drop in energy costs over the same period provided some relief, but it was small in comparison to the impact of deflation. The deflation of 2009 ended and these conditions normalized and allowed our gross margins to recover in 2010 and in the first half of 2011. (See later discussion on gross margins.) In recent months, we have seen evidence of nominal inflation creeping into our supply chain, both in the form of steel price inflation and energy inflation. The impact of this is discussed later in this report.

The discussion that follows includes information regarding our sales growth and our sales by product line. This information provides a summary view to understand the dynamics of the quarter. However, we feel the real story is told in the monthly sales changes, sequential trends, and end market information that follow – they explain the impact of the market dynamics affecting us over this period of uncertainty.

Over the last several years, we have continued to make significant investments in (1) store locations, (2) national accounts, (3) government sales, (4) internal manufacturing support, (5) international operations (now over 10% of our sales), and (6) industrial vending. We are excited about the prospects of each and will continue to shed light on these areas as we move through 2011.

As always, the ‘pathway to profit’ is the cornerstone of our business evolution, and it influences everything we do. Remember, our business centers on our 2,500 plus stores – their individual success leads to the success of the entire organization over time. As always, we will continue to work to be the best supplier in every market we serve as we maintain our goal of Growth through Customer Service.

SALES GROWTH:

Net sales and growth rates in net sales were as follows:

	Six-month period		Three-month period
	2011	2010	2011	2010

Net sales	$1,342,313	1,091,955	701,730	571,183
Percentage change	22.9%	13.2%	22.9%	20.3%

The increase in net sales in the first six months of 2011 came primarily from higher unit sales. Our growth in net sales was impacted by inflationary price changes in our products, but the impact was limited. Our growth in net sales was not meaningfully impacted by the introduction of new products or services. The higher unit sales resulted primarily from increases in sales at older store locations (discussed below and again later in this document) and to a lesser degree the opening of new store locations in the last several years. The growth in net sales at the older store locations was due to the moderating impacts of the current recessionary environment, an environment which dramatically worsened late in 2008. The increase in net sales also resulted from the strengthening of the Canadian currency relative to the United States dollar. This added approximately 0.8 percentage points to our growth in each of the quarters ended June 30, 2011 and 2010.

The stores opened greater than two years ago represent a consistent ‘same store’ view of our business (store sites opened as follows: 2011 group – opened 2009 and earlier, and 2010 group – opened 2008 and earlier). However, the impact of the economy is best reflected in the growth performance of our stores opened greater than five years ago (store sites opened as follows: 2011 group – opened 2006 and earlier, and 2010 group – opened 2005 and earlier) and opened greater than ten years ago (store sites opened as follows: 2011 group – opened 2001 and earlier, and 2010 group – opened 2000 and earlier). These two groups of stores are more cyclical due to the increased market share they enjoy in their local markets. The daily sales change for each of these groups was as follows:

	Six-month period		Three-month period
	2011	2010	2011	2010
Store Age
Opened greater than 2 years ago	18.7%	10.8%	19.4%	17.7%
Opened greater than 5 years ago	18.0%	8.7%	18.5%	16.1%
Opened greater than 10 years ago	15.8%	9.0%	16.6%	16.4%

Note: The age groups above are measured as of the last day of each respective year.

SALES BY PRODUCT LINE:

The mix of sales from the original fastener product line and from the other product lines was as follows:

	Six-month period		Three-month period
	2011	2010	2011	2010

Fastener product line	47.7%	49.7%	47.9%	49.7%
Other product lines	52.3%	50.3%	52.1%	50.3%

	100.0%	100.0%	100.0%	100.0%

COMMENTS REGARDING MONTHLY SALES CHANGES, SEQUENTIAL TRENDS, AND END MARKET PERFORMANCE

Note – Daily sales are defined as the sales for the period divided by the number of business days in the period.

This section focuses on three distinct views of our business – monthly sales changes, sequential trends, and end market performance. The first discussion regarding monthly sales changes provides a good mechanical view of our business based on the age of our stores. The second discussion provides a framework for understanding the sequential trends (that is, comparing a period to the immediately preceding period) in our business. Finally, we believe the third discussion regarding end market performance provides insight into activities with our various types of customers.

MONTHLY SALES CHANGES:

All company sales – During each of the first six months in 2011 and each of the months in 2010 and 2009, all of our selling locations, when combined, had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2011	18.8%	21.5%	22.8%	23.2%	22.6%	22.5%
2010	2.4%	4.4%	12.1%	18.6%	21.1%	21.1%	24.4%	22.1%	23.5%	22.4%	17.9%	20.9%
2009	-8.5%	-10.5%	-17.4%	-21.0%	-20.7%	-22.5%	-22.9%	-21.4%	-20.8%	-18.7%	-12.0%	-8.6%

The growth in 2010, and into 2011, generally continues the improving trend we saw in the latter half of 2009. The negative growth in 2009 relates to the general economic weakness in the global marketplace. The strengthening Canadian dollar (when compared to the United States dollar) added approximately 0.7 percentage points to our daily sales growth in the first six months of 2011.

Stores opened greater than two years – Our stores opened greater than two years (store sites opened as follows: 2011 group – opened 2009 and earlier, 2010 group – opened 2008 and earlier, and 2009 group – opened 2007 and earlier) represent a consistent ‘same-store’ view of our business. During each of the first six months in 2011 and each of the months in 2010 and 2009, the stores opened greater than two years had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2011	16.0%	18.4%	19.4%	19.6%	19.2%	19.1%
2010	0.6%	2.3%	9.6%	16.3%	18.5%	18.3%	21.3%	19.2%	19.8%	18.8%	14.1%	16.8%
2009	-11.2%	-13.8%	-20.1%	-24.0%	-23.7%	-25.1%	-25.4%	-24.0%	-23.1%	-20.9%	-13.7%	-10.6%

Stores opened greater than five years – The impact of the economy, over time, is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2011 group – opened 2006 and earlier, 2010 group – opened 2005 and earlier, and 2009 group – opened 2004 and earlier). This group is more cyclical due to the increased market share these stores enjoy in their local markets. During each of the first six months in 2011 and each of the months in 2010 and 2009, the stores opened greater than five years had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2011	15.3%	17.9%	19.2%	19.1%	17.9%	18.2%
2010	-2.1%	-0.5%	7.4%	14.9%	17.3%	16.2%	19.8%	18.2%	18.9%	17.9%	13.2%	16.0%
2009	-12.4%	-14.3%	-21.5%	-25.2%	-25.2%	-26.3%	-26.6%	-24.7%	-24.2%	-21.7%	-15.0%	-12.1%

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

	Jan.(1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.
Past	0.9%	3.3%	2.9%	-0.3%	3.4%	2.8%	-2.3%	2.6%	2.6%	-0.7%

2010	2.9%	-0.7%	5.9%	0.6%	4.8%	1.7%	-1.0%	3.5%	4.5%	-1.5%
10Delta	2.0%	-4.0%	3.0%	0.9%	1.4%	-1.1%	1.3%	0.9%	1.9%	-0.8%

2011	-0.2%	1.6%	7.0%	0.9%	4.3%	1.7%
11Delta	-1.1%	-1.7%	4.1%	1.2%	0.9%	-1.1%

(1)	The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.

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

	Q1	Q2	Q3	Q4	Annual

2011	15.5%	18.5%
2010	15.7%	29.8%	30.6%	17.7%	22.4%
2009	-16.0%	-25.2%	-22.8%	-10.1%	-18.8%

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

Our non-residential construction customers have historically represented 20% to 25% of our business. The daily sales to these customers grew or contracted in the first, second, third, and fourth quarters (when compared to the same quarter in the previous year), and for the year, as follows:

	Q1	Q2	Q3	Q4	Annual

2011	17.7%	15.8%
2010	-14.7%	0.5%	6.3%	10.3%	-0.3%
2009	-6.4%	-19.6%	-25.3%	-24.8%	-19.4%

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

PATHWAY TO PROFIT AND ITS IMPACT ON OUR BUSINESS:

In April 2007 we disclosed our intention to alter the growth drivers of our business – For most of the preceding ten years, we used store openings as the primary growth driver of our business (our historical rate was approximately 14% new stores each year). As announced in April 2007, we began to add outside sales personnel into existing stores at a faster rate than historical patterns. We funded this sales force expansion with the occupancy savings generated by opening stores at the rate of 7% to 10% per year (see our disclosure below regarding the temporary slowing of our store growth in 2009 and 2010). Our goal was four-fold: (1) to continue growing our business at a similar rate with the new outside sales investment model, (2) to grow the sales of our average store to $125 thousand per month in the five year period from 2007 to 2012, (3) to enhance the profitability of the overall business by capturing the natural expense leverage that has historically occurred in our existing stores as their sales grow, resulting in a growth of our pre-tax earnings to 23% of net sales by 2012, and (4) to improve the performance of our business due to the more efficient use of working capital (primarily inventory) as our average sales volume per store increases. The economic weakness that dramatically worsened in the fall of 2008 and continued into 2009 caused us to alter the ‘pathway to profit’ beginning in 2009. These changes centered on two aspects (1) temporarily slowing new store openings to a range of 2% to 5% per year, and (2) temporarily stopping headcount additions except for new store openings and for stores that are growing. (See later discussion on future store openings.)

One side benefit of the ‘pathway to profit’ initiative, described above, is a slow altering of our cost structure to increase the portion of our operating costs that are variable versus fixed. This dramatically improved our ability to manage through the economic environment of the last several years. As discussed in our third quarter 2009 earnings release, we began to stabilize our store headcount in October 2009. (See ‘Store Size, Store Count and Full-Time Equivalent (FTE) Headcount’ table later in this document.)

The ‘pathway to profit’ initiative allows us to focus on the three drivers of our business: (1) sales force headcount, (2) store (or unit) growth, and (3) average sales volume per store, which ultimately drive our level of profitability. Our original goal was to hit the $125 thousand per month store average, and grow our pre-tax earnings to 23% of net sales, by 2012. We previously disclosed that we believed the duration of the economic weakness could delay the timing of when we achieve these goals by 24-30 months. However, as described below, we have modified our thinking regarding our pre-tax earnings goals.

During 2010, we modified our thought process around the ‘pathway to profit’ in two regards: (1) with a structurally lowered cost structure and improved gross margins, we concluded we could hit our profitability target in the ‘pathway to profit’ initiative with average store sales of $100 - $110 thousand per month by 2013 (see evidence of this in our ‘Store Size and Profitability’ table later in this document) and (2) we decided to hire fewer store-based people and instead added resources focused on specific sales opportunities, such as national accounts personnel and dedicated sales specialists (manufacturing, government, industry focused, and industrial vending solutions). The decision to accelerate the addition of non-store selling resources into the areas of national accounts and dedicated sales specialists reinforces our belief that these areas represent an efficient manner to accelerate sales at existing stores.

Future store openings and increases in automated solutions (industrial vending solutions) – In July 2010, we indicated our intentions to open 80 to 95 new stores during the second half of 2010 (or an annualized rate of 6.8% to 8.0%). During the second half of 2010 we opened 82 stores. For 2011, we previously disclosed our intention to open 150 to 200 new stores, or an annualized rate of 6.0% to 8.0%. In the first six months of 2011, we opened 75 new stores. During each of the first six months of 2011 and 2010, we closed seven stores. We have closed 41 stores in our 40+ year history.

As was discussed at our investor day in May 2011, we have made significant progress in the development of automated solutions (industrial vending) for our customers. We believe these solutions have the potential to be transformative to industrial distribution. Some key statistics regarding this business include the following:

		Q1		Q2		Q3		Q4

Number of vending machines in contracts signed during the period[1]	2011 2010 2009	1,391 246 106		2,103 409 214		419 194		776 327

Cumulative machines installed	2011 2010 2009	2,905 1,144 148		4,009 1,452 312		1,803 558		2,195 787

Percent of total net sales to customers with vending machines[2]	2011 2010 2009	9.2 3.8 0.7	% % %	10.8 5.2 1.2	% % %	6.4 1.8	% %	7.7 2.5	% %

Daily sales growth to customers with vending machines[3]	2011 2010	49.5 29.4	% %	49.8 53.5	% %	54.9%		59.6%
	2009	Not meaningful, due to start-up phase

[1]	This represents the number of machines, not the number of contracts.
[2]	The percentage of total sales (vended and traditional) to customers currently using a vending solution.
[3]	The growth in total sales (vended and traditional) to customers currently using a vending solution compared to the comparable period in the preceding year.

Store Count and Full-Time Equivalent (FTE) Headcount – The table that follows highlights certain impacts of the ‘pathway to profit’. Under the ‘pathway to profit’ we increased both our store count and our store FTE headcount during 2007 and 2008. However, as indicated earlier, the rate of increase in store locations slowed and our FTE headcount for all types of personnel was reduced when the economy weakened late in 2008. In the two tables that follow, we refer to our ‘store’ sales, ‘store’ locations, ‘store’ personnel and ‘store’ profitability. When we discuss ‘stores’ in the first table, we are referring to (1) ‘Fastenal’ stores and (2) strategic account stores. ‘Fastenal’ stores are either a ‘traditional’ store, a format utilized typically in North America, or an ‘overseas’ store, which is the typical format outside the United States and Canada. This is discussed in greater detail in our 2010 Annual Report. Strategic account stores are stores that are focused on selling to a group of strategic account customers in a limited geographic market. When we discuss in the second table our profitability as the average monthly ‘store’ sales grow, we are referring to ‘traditional’ stores. The sales, outside of our ‘store’ group, relate to either (1) our in-plant locations, (2) our manufacturing business that is sold directly to a customer and not through a store (including our Holo-Krome business acquired in December 2009), or (3) our direct import business.

The breakdown of our sales, the average monthly sales per store, the number of stores at quarter end, the average headcount at our stores during a quarter, the average FTE headcount during a quarter, and the percentage change were as follows for the first quarter of 2007 (the last completed quarter before we began the ‘pathway to profit’), for the third quarter of 2008 (our peak quarter before the economy weakened), and for each of the last five quarters:

	Q1 2007	Q3 2008	Q2 2010	Q3 2010	Q4 2010	Q1 2011	Q2 2011

Total net sales reported	$489,157	$625,037	$571,183	$603,750	$573,766	$640,583	$701,730
Less: Non-store sales (approximate)	40,891	57,267	72,725	76,826	68,911	78,021	85,535

Store net sales (approximate)	$448,266	$567,770	$498,458	$526,924	$504,855	$562,562	$616,195

% change since Q1 2007		26.7%	11.2%	17.5%	12.6%	25.5%	37.5%
% change (twelve months)		17.5%	17.3%	21.4%	22.3%	25.2%	23.6%

Percentage of sales through store	92%	91%	87%	87%	88%	88%	88%

Average monthly sales per store (using ending store count)	$72	$82	$69	$72	$68	$74	$80
% change since Q1 2007		13.9%	-4.2%	0.0%	-5.6%	2.8%	11.1%
% change (twelve months)		9.3%	15.0%	16.1%	17.2%	17.5%	15.9%

Store locations - quarter end count	2,073	2,300	2,407	2,453	2,490	2,522	2,558
% change since Q1 2007		11.0%	16.1%	18.3%	20.1%	21.7%	23.4%
% change (twelve months)		7.2%	2.4%	4.3%	5.1%	5.4%	6.3%

Store personnel - absolute headcount	6,849	9,123	8,401	8,643	9,048	9,361	9,775
% change since Q1 2007		33.2%	22.7%	26.2%	32.1%	36.7%	42.7%
% change (twelve months)		17.9%	-3.7%	0.4%	6.2%	11.4%	16.4%

Store personnel - FTE	6,383	8,280	7,118	7,450	7,611	7,839	8,292
Non-store selling personnel - FTE	616	599	591	639	712	779	850

Sub-total of all sales personnel - FTE	6,999	8,879	7,709	8,089	8,323	8,618	9,142

Distribution and manufacturing personnel-FTE [1]	1,962	2,244	1,884	2,007	2,040	2,055	2,210
Administrative personnel-FTE	767	805	707	726	744	760	784

Sub-total of non-sales personnel - FTE	2,729	3,049	2,591	2,733	2,784	2,815	2,994

Total - average FTE headcount	9,728	11,928	10,300	10,822	11,107	11,433	12,136

% change since Q1 2007
Store personnel - FTE		29.7%	11.5%	16.7%	19.2%	22.8%	29.9%
Non-store selling personnel - FTE		-2.8%	-4.1%	3.7%	15.6%	26.5%	38.0%

Sub-total of all sales personnel - FTE		26.9%	10.1%	15.6%	18.9%	23.1%	30.6%

Distribution and manufacturing personnel-FTE [1]		14.4%	-4.0%	2.3%	4.0%	4.7%	12.6%
Administrative personnel-FTE		5.0%	-7.8%	-5.3%	-3.0%	-0.9%	2.2%

Sub-total of non-sales personnel - FTE		11.7%	-5.1%	0.1%	2.0%	3.2%	9.7%

Total - average FTE headcount		22.6%	5.9%	11.2%	14.2%	17.5%	24.8%

% change (twelve months)
Store personnel - FTE		15.2%	-1.2%	5.1%	8.6%	11.9%	16.5%
Non-store selling personnel - FTE		-2.4%	0.3%	9.0%	19.3%	31.1%	43.8%

Sub-total of all sales personnel - FTE		13.8%	-1.1%	5.4%	9.5%	13.4%	18.6%

Distribution and manufacturing personnel-FTE [1]		5.4%	1.5%	13.8%	15.4%	14.2%	17.3%
Administrative personnel - FTE		7.9%	-8.5%	-1.4%	6.1%	7.6%	10.9%

Sub-total of non-sales personnel - FTE		6.0%	-1.4%	9.4%	12.8%	12.3%	15.6%

Total - average FTE headcount		11.7%	-1.2%	6.4%	10.3%	13.2%	17.8%

[1]	The distribution and manufacturing headcount was impacted by the addition of 92 employees with the acquisition of Holo-Krome in December 2009.

Store Size and Profitability –The average age, number of stores, and pre-tax earnings data by store size for the second quarter of 2011, 2010, and 2009, respectively, were as follows:

Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Earnings Percentage
Three months ended June 30, 2011
$0 to $30,000	3.6	338	13.2%	-12.8%
$30,001 to $60,000	7.1	842	32.9%	13.5%
$60,001 to $100,000	9.7	700	27.4%	22.6%
$100,001 to $150,000	11.9	352	13.8%	26.7%
Over $150,000	15.2	243	9.5%	28.3%
Strategic Account/Overseas Store		83	3.2%

Company Total		2,558	100.0%	21.4%

Three months ended June 30, 2010
$0 to $30,000	4.3	421	17.5%	-10.2%
$30,001 to $60,000	6.9	880	36.6%	13.4%
$60,001 to $100,000	9.7	602	25.0%	23.1%
$100,001 to $150,000	11.8	293	12.2%	26.5%
Over $150,000	16.2	143	5.9%	28.3%
Strategic Account/Overseas Store		68	2.8%

Company Total		2,407	100.0%	19.6%

Three months ended June 30, 2009
$0 to $30,000	3.9	565	24.0%	-20.7%
$30,001 to $60,000	6.5	874	37.2%	8.8%
$60,001 to $100,000	9.6	543	23.1%	19.2%
$100,001 to $150,000	12.2	205	8.7%	23.6%
Over $150,000	16.1	105	4.5%	26.4%
Strategic Account/Overseas Store		58	2.5%

Company Total		2,350	100.0%	14.8%

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

Note – Dollar amounts in this section are presented in whole dollars, not thousands.

STATEMENT OF EARNINGS INFORMATION (percentage of net sales) for the periods ended June 30:

	Six-month period		Three-month period
	2011	2010	2011	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	52.1%	51.6%	52.2%	52.1%

Operating and administrative expenses	31.3%	33.1%	30.8%	32.5%
Loss on sale of property and equipment	0.0%	0.0%	0.0%	0.0%

Operating income	20.8%	18.5%	21.4%	19.6%

Interest income	0.0%	0.0%	0.0%	0.0%

Earnings before income taxes	20.8%	18.5%	21.4%	19.6%

Note – Amounts may not foot due to rounding difference.

Gross profit percentage for the first half of 2011 increased from the same period in 2010. Sequentially, the gross profit for the second quarter of 2011 grew from the first quarter of 2011.

The gross profit percentage in the first, second, third and fourth quarters was as follows:

	Q1	Q2	Q3	Q4

2011	52.0%	52.2%
2010	51.1%	52.1%	51.8%	52.0%
2009	52.9%	51.1%	50.0%	49.9%

The fluctuations in our gross profit percentages are typically driven by: (1) transactional gross profit, (2) organizational gross profit, and (3) vendor incentive gross profit. The transactional gross profit represents the gross profit realized due to the day-to-day fluctuations in customer pricing relative to product and freight costs. This component was negatively influenced by the competitive landscape in 2009 which depressed the prices we could charge for our products. This component has generally improved since August 2009, except for customer mix which is discussed later. The organizational gross profit represents the component of gross profit we attribute to buying scale and efficiency gains. This component was negatively influenced by deflationary impacts in 2009 as we were selling inventory sourced at peak costs late in 2008. This component was magnified in 2009 due to the nature of our inventory turns and the dramatic decrease in sales activity during much of the year. However, this component improved in 2010, and in the first half of 2011, when compared to the fourth quarter of 2009. The third component relates to vendor volume allowances. The gross profit dollars associated with this component dropped dramatically in the second half of 2009. However, this component improved in 2010, and in the first half of 2011, when compared to the fourth quarter of 2009.

The slight decrease in the gross profit percentage, from the second quarter of 2010 to the third and fourth quarters of 2010 and the first quarter of 2011, was primarily caused by the strong growth of our industrial production business, which resulted in a change in our overall business mix. The industrial production business has a lower gross margin; therefore, the change in mix pulled our gross margin percentage down. However, since the operating expenses of our industrial production business are lower, operating income produced by that business is similar to our overall business. The increase from the first quarter of 2011 to the second quarter was primarily due to improvements in organizational gross profit and in vendor volume allowances. As we indicated in our second quarter 2010 earnings release, vendor volume allowances largely recovered during the second quarter of 2010 to the levels in place in 2008 and in early 2009 due to the reset of vendor allowance programs which tend to be calendar based. Generally speaking, the decline in the gross margin percentage from 2008 to 2009 was evenly split between a deterioration in the three components discussed earlier. The improvement from 2009 to 2010 was primarily related to improvements in vendor incentive gross profit (about half of the improvement), with the balance evenly split between improvements in organizational gross profit and transactional gross profit. This improvement split is also true in the first half of 2011 when compared to the first half of 2010.

Operating and administrative expenses improved relative to sales in the second quarter of 2011 versus the second quarter of 2010.

Historically, 65% to 70% of our operating and administrative expenses consist of employee related costs. The components are: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) education, and (4) social taxes. During 2009, these components had reduced to a range between 60% and 65% due to the factors noted below. During the first half of 2011 and during 2010, this range moved back to the historical level.

The two largest components of employee related costs grew/contracted as follows for the periods ended June 30:

	Six-month period		Three-month period
	2011	2010	2011	2010

Payroll cost	25.2%	5.4%	21.7%	15.3%
Health care cost	4.3%	7.9%	16.4%	-5.1%

The two largest components of operating and administrative expenses, outside of the employee related costs, grew/contracted as follows for the periods ended June 30:

	Six-month period		Three-month period
	2011	2010	2011	2010

Occupancy	6.5%	0.8%	5.1%	3.6%
Selling transportation	19.8%	0.3%	27.1%	-6.6%

The increase in payroll costs during the first half of 2011 and 2010 noted above was greater than the change in full-time equivalent headcount noted earlier in this document. This was driven by several factors: (1) sales commissions earned grew (this increase is amplified by sales growth and gross margin fluctuations, both of which have a meaningful impact on the commissions earned), (2) total bonuses earned increased due to our profit growth, (3) hours worked per employee grew, and (4) our profit sharing contribution grew.

Our health care costs in the first half of 2011 increased from the same period in 2010. Our health care costs in the second quarter of 2010 decreased from the unusual peak in the same period of 2009. Health care costs in 2009, and the first quarter of 2010, increased dramatically due to the increase in the percentage of employees opting for expanded coverage as their spouses lost their insurance coverage at other employers, increases in COBRA costs due to changes in federal funding within COBRA, and an increase in health care utilization when compared to previous years.

The two largest components of the remaining costs within our operating and administrative expenses include occupancy and selling transportation. Occupancy expenses for the second quarter of 2011 increased from the second quarter of 2010 and decreased from the first quarter of 2011. Approximately 50% of the increase from the second quarter of 2010 to the second quarter of 2011 was caused by increases in utility costs, while the decrease from the first quarter of 2011 to the second quarter was due to the seasonal savings associated with the end of winter. The selling transportation costs consist primarily of our store fleet as most of the distribution fleet costs are included in cost of sales. Selling transportation costs included in operating and administrative expenses increased from the second quarter of 2010 to the second quarter of 2011, a sharp contrast to the prior year trend. Most of the components of selling transportation costs stayed relatively flat or improved nominally in 2011 and improved meaningfully in 2010; however, the fuel component increased in both periods relative to the prior year.

The last several years have seen meaningful swings in the cost of diesel fuel and gasoline – During the first and second quarters of 2011, our total vehicle fuel costs were approximately $8.6 and $10.5 million, respectively. During the first, second, third, and fourth quarters of 2010, our total vehicle fuel costs were approximately $6.4 million, $6.8 million, $6.6 million, and $7.1 million, respectively. The changes resulted from variations in fuel costs, variations in the service levels provided to our stores from our distribution centers, and changes in the number of vehicles at our store locations. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of goods and the fuel utilized in our store delivery vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50:50 between distribution and store use).

The average per gallon fuel costs (in actual dollars) and the percentage change (on a year-over-year basis) for the last three years was as follows:

Per gallon average price	Q1	Q2	Q3	Q4

2011 price
Diesel fuel	$3.60	4.04
Gasoline	$3.22	3.78

2010 price
Diesel fuel	$2.89	3.06	2.96	3.14
Gasoline	$2.68	2.80	2.71	2.84

2009 price
Diesel fuel	$2.19	2.29	2.61	2.70
Gasoline	$1.86	2.25	2.55	2.54

Per gallon price change	Q1	Q2	Q3	Q4

2011 change
Diesel fuel	24.6%	32.0%
Gasoline	20.1%	35.0%

2010 change
Diesel fuel	32.0%	33.6%	13.4%	16.3%
Gasoline	44.1%	24.4%	6.3%	11.8%

Income taxes – Incomes taxes, as a percentage of earnings before income taxes, were approximately 37.3% and 38.3% for the second quarter of 2011 and 2010, respectively. As our international business and profits grow over time, the lower income tax rates in those jurisdictions have begun to lower our effective tax rate. Absent any discrete events, we currently estimate an effective income tax rate of 37.9% for the second half of 2011.

WORKING CAPITAL:

The year-over-year comparison and the related dollar and percentage changes related to accounts receivable and inventories were as follows:

	Balance at June 30:			Twelve Month Dollar Change		Twelve Month Percentage Change
	2011	2010	2009	2011	2010	2011	2010
Accounts receivable, net	$357,195	280,823	228,257	76,372	52,566	27.2%	23.0%
Inventories	608,657	522,214	519,119	86,443	3,095	16.6%	0.6%

Sales in last two months	479,164	381,978	315,420	97,186	66,558	25.4%	21.1%

The growth in accounts receivable noted above is driven by our sales growth in the final two months of the period. The strong growth internationally in recent years and with large customer accounts has caused accounts receivable to grow slightly faster than sales. Our accounts receivable collections were also negatively impacted by a postal strike in Canada during the second quarter of 2011. Many of our customer payments in the United States and Canada are received through the mail.

Our growth in inventory balances over time does not have as direct a relationship to our monthly sales patterns as does our growth in accounts receivable. This is impacted by other aspects of our business. For example, the dramatic economic slowdown in late 2008 and early 2009 caused our inventory to spike. This occurred because the lead time for inventory procurement is typically longer than the visibility we have into future monthly sales patterns. Over the last decade, we increased our relative inventory levels due to the following: (1) new store openings, (2) expanded stocking breadth at individual stores, (3) expanded stocking breadth at our distributions centers (for example, our master stocking hub in Indianapolis expanded its product breadth over six fold from 2006 to 2011), (4) expanded direct sourcing, (5) expanded private label brands, and, more recently, (6) expanded vending solutions. We believe these were excellent investments for our business. These investments have, and we believe will continue to, leverage our sales growth.

The discussion above covers inventory from a longer perspective; in more recent quarters, our expanding inventories are related to (1) our expanding sales growth trends (with emphasis on our large account business – both OEM and MRO), (2) our confidence in their sustainability, (3) an increase in the rate of store openings, (4) international expansion, and in recent months, (5) some inflation. However, this expansion has been at a rate less than sales growth which has allowed us to improve our inventory utilization.

BALANCE SHEET AND CASH FLOW:

Our balance sheet continues to be very strong and our operations have good cash generating characteristics. During the second quarter of 2011, we generated $26,993 (or 28.7% of net earnings) of operating cash flow; year-to-date we generated $101,277 (or 58.3% of net earnings) of operating cash flow. Our first quarter typically has stronger cash flow characteristics due to the timing of tax payments; this benefit reverses itself in the second, third, and fourth quarters as income tax payments go out in April, June, September, and December. The remaining amounts of cash flow from operating activities are largely linked to the pure dynamics of a distribution business and its strong correlation to working capital as discussed above.

The strong free cash flow (operating cash flow less net capital expenditures) during 2010 and 2011 allowed us to increase our first dividend payment (declared in January 2011 and paid in February 2011) by 25.0% (from $0.20 per share in 2010 to $0.25 per share in 2011). In addition, we declared the first ‘second quarter’ dividend in our history (declared and paid in April 2011). This dividend was $0.13 per share. On July 11, 2011 our board of directors declared our second quarterly dividend payment for 2011 of $0.13 per share. This dividend is payable in August 2011.

STOCK REPURCHASE:

In July 2009, we announced our board of directors had authorized purchases by us of up to 4,000,000 shares of our common stock. This authorization replaced any unused authorization previously approved by our board of directors. During 2009, we purchased 2,200,000 shares of our outstanding stock at an average price of approximately $18.69 per share. These purchases occurred in the fourth quarter of 2009. We did not purchase any stock in 2010 or in the first half of 2011. We have remaining authority to purchase up to 1,800,000 shares.

CRITICAL ACCOUNTING POLICIES:

A discussion of the critical accounting policies related to accounting estimates is contained in our 2010 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES:

Cash flow activity in dollars and as a percentage of net earnings was as follows:

	Six-month period
	2011	2010

Net cash provided by operating activities	$101,277	119,527
Net cash used in investing activities	$49,591	28,983
Net cash used in financing activities	$106,694	58,972

Net cash provided by operating activities	58.3%	95.5%
Net cash used in investing activities	28.6%	23.1%
Net cash used in financing activities	61.4%	47.1%

Net cash provided by operating activities decreased from the prior year. This decrease was driven by the expansion of our net sales growth from 13.2% in 2010 to 22.9% in 2011 and the expected impact of that expansion on the working capital of a distribution business. These would include: accounts receivable changes, inventory and related accounts payable changes, and finally accrued expense and income tax payable changes.

Net cash used in investing activities changed primarily due to changes in capital expenditures and short-term investments. Property and equipment expenditures in the first six months of 2011 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, (6) the expansion of Fastenal’s distribution/trucking fleet, (7) the capital improvements to our new manufacturing property in Connecticut to support our new Holo-Krome business into the future, (8) the expansion of our Indianapolis, Indiana master distribution center, and (9) purchases related to our industrial vending solutions. Property and equipment expenditures in the same period of 2010 consisted of these same types of items (excluding item (7)). Disposals of property and equipment in both periods consisted of the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business and the disposition of real estate relating to several store locations.

Cash requirements for property and equipment expenditures were satisfied from net earnings, cash on hand, and the proceeds of disposals. As of June 30, 2011, we had approximately $16,000 of commitments outstanding relating to property and equipment expenditures. We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from our borrowing capacity.

Net cash used in financing activities consisted of the payment of dividends. Our dividend payout in the first six months of 2011 increased 90.0% over the same period in 2010.

A discussion of the nature and amount of future cash commitments is contained in our 2010 Annual Report on Form 10-K.

ITEM 2 – (Continued)

Certain Risks and Uncertainties – This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding (1) the goals of our long-term growth strategy, ‘pathway to profit’, including anticipated decreases in the rate of new store openings from our historic rate prior to implementation of the strategy, planned additions to our sales personnel, the expected funding of such additions out of cost savings resulting from the slowing of the rate of new store openings, the growth in average store sales expected to result from that strategy and from our recent decision to add resources focused on specific sales opportunities and the expected timeline for achieving that growth, the leverage, working capital and productivity improvements expected to result from the strategy, and the growth in profitability expected to result from the strategy and the expected timeline for achieving that growth (including our belief that we can achieve targeted profitability due to a structural lowering of our costs even if our average store sales do not grow as expected), (2) the expected rate of new store openings, (3) our belief in the transformative nature of automated solutions (industrial vending), (4) our estimated effective tax rate for the second half of 2011, (5) the sales growth leverage expected to result from our inventory investments, (6) our expectations regarding sales growth and our confidence in the sustainability of that growth, (7) our board’s intent to pay quarterly dividends in the future, (8) the funding of our expansion plans, (9) our expectation that total unrecognized tax benefits will not change significantly during the next twelve months, (10) the expected unrecognized compensation expense related to stock options, and (11) our expectations regarding the litigation disclosed in this report. The following factors are among those that could cause the Company’s actual results to differ materially from those predicted in such forward-looking statements: (1) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries, changes in the expected rate of new store openings, difficulties in successfully attracting and retaining additional qualified sales personnel, an inability to realize anticipated savings from lowering our cost structure, and difficulties in changing our sales process could adversely impact our ability to achieve the goals of our ‘pathway to profit’ initiative and the expected time frame for achieving those goals, (2) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries, a change from that projected in the number of North American markets able to support stores, or an inability to recruit and retain qualified employees could cause the rate of new store openings to change from that expected, (3) a weaker level of industry acceptance or adoption of the vending technology from what we are currently experiencing could cause the automated solutions to be less transformative than expected, (4) a change in the geographic source of our income or a change in tax legislation could cause our effective tax rate for the rest of 2011 to differ from current expectations, (5) a decision to stock a greater amount of safety stock (extra units of inventory carried as protection against possible stock outs) or to expand product offerings in the various geographic areas in which we operate could cause sales growth leverage expected to result from our inventory investments not to occur, (6) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries could affect our ability to sustain our sales growth, (7) changes in our financial condition or results of operations could cause our board to modify our expected future dividend practices, (8) a change in our ability to generate free cash flow resulting from a slowdown in our sales or our inability to manage expenses could negatively impact the funding of our expansion plans, (9) changes in tax law or changes in the interpretation of tax law at the federal, state or local level could impact our expectation about total unrecognized tax benefits during the next twelve months, (10) an unexpected change in forfeiture rates due to demotion or turnover could impact the unrecognized compensation expense related to stock options, and (11) our expectations about the litigation disclosed in this report may be impacted by the disclosure of currently unknown facts and other uncertainties in the litigation including the possible expansion of claims brought by the claimants beyond those currently raised. A discussion of other risks and uncertainties which could cause our operating results to vary from anticipated results or which could materially adversely effect our business, financial condition, or operating results is included in our 2010 Annual Report on Form 10-K under the sections captioned Certain Risks and Uncertainties and Item 1A – Risk Factors. We assume no obligation to update any forward-looking statements or any discussions of risks and uncertainties.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks from changes in interest rates, foreign currency exchange rates, commodity steel pricing, and commodity fuel prices. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:

Interest Rates – We have a line of credit totaling $8 million which expires on August 26, 2011. The line bears interest at 0.9% over the LIBOR rate. During the quarter ended June 30, 2011, there was $0 outstanding on the line. We pay no fee for the unused portion of the line of credit.

Foreign Currency Exchange Rates – Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at June 30, 2011.

Commodity Steel Pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. During the last decade, there has been nominal movement in overall steel pricing, with some deflation occurring in the wake of the economic crisis of the Far East markets that occurred in the late 1990’s. This trend reversed to inflation in the period from late 2003 to the early part of 2005 and again from mid 2007 to the fall of 2008. This flipped to deflation in the fall of 2008 and during most of 2009 and became largely neutral to minimal inflation as we moved through 2010 and into the first half of 2011. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.

Commodity Fuel Prices – We have market risk for changes in gasoline and diesel fuel costs. Historically this risk has been mitigated over time by our ability to pass freight costs to our customers and the efficiency of our trucking distribution network.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer of Fastenal, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding disclosure. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In early February 2010, we received a letter from a California fastener supplier dated January 26, 2010. This letter threatened to sue us for an alleged violation of an exclusive distribution arrangement this supplier believes exists between our organizations. In addition to the letter, this supplier provided a press release and a video regarding the claim that they threatened to make public unless we agreed to mediation of the claim. Shortly after receipt of this letter, we performed a preliminary internal review to understand (1) who this supplier was and (2) the nature of our relationship with this supplier. Based on that review, we determined that this supplier manufactures a niche type of fastener and that the total volume of purchases by us, from all suppliers, over the purported term of the alleged exclusivity arrangement of this niche type of fastener did not exceed $1 million. Following completion of our preliminary internal review, we requested additional information and documentation from the supplier. The supplier’s response failed to provide the requested information and documentation. By letter dated February 26, 2010, we quantified for the supplier our total volume of purchases as discussed above and informed the supplier that we believed their claim was grossly exaggerated and completely unsupported. We have not received any direct response to our February 26, 2010 letter. On May 3, 2010, this supplier filed suit in Arkansas federal court alleging damages. In response, we filed a motion to dismiss. This motion to dismiss was denied on August 16, 2010. We subsequently filed two motions for summary judgment. The first summary judgment motion was partially denied and the second motion is pending. A trial date has been scheduled for November 21, 2011. Based on current information, we believe the prospect that we will incur a material liability as a result of this claim is remote. While we are not required to disclose this matter under the rules of the Securities and Exchange Commission (‘SEC’), we initially disclosed the existence of this threat in February 2010 (in our 2009 annual report on Form 10-K) as we believed that disclosure was prudent due to the alleged amount ($180 million) of the claim and the threat to make these allegations public.

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

ITEM 6 – EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended effective as of May 20, 2011 (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended March 31, 2011)

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 8-K dated as of October 15, 2010)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from Fastenal Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on July 21, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

/s/ Willard D. Oberton
(Willard D. Oberton, Chief Executive Officer)
(Duly Authorized Officer)

Date July 21, 2011	/s/ Daniel L. Florness
(Daniel L. Florness, Chief Financial Officer)
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended effective as of May 20, 2011	(Incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended March 31, 2011)

3.2	Restated By-Laws of Fastenal Company	(Incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 8-K dated as of October 15, 2010)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed

101.INS	XBRL Instance Document	Electronically Filed

101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically Filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically Filed

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically Filed

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically Filed