Form 10-K
period 2011-12-31
FASTENAL CO
filed 2012-02-09
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011,

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $9,641,197,130, based on the closing sale price of the Common Stock on that date. For purposes of determining this number, all executive officers and directors of the registrant as of June 30, 2011 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 1, 2012, the registrant had 295,278,974 shares of Common Stock issued and outstanding.

FASTENAL COMPANY

ANNUAL REPORT ON FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the annual meeting of shareholders to be held Tuesday, April 17, 2012 (‘Proxy Statement’) are incorporated by reference in Part III. Portions of our 2011 Annual Report to Shareholders are incorporated by reference in Part II.

FORWARD LOOKING STATEMENTS

This Form 10-K and other portions of our 2011 Annual Report to Shareholders of which this Form 10-K forms a part contain statements that are not historical in nature and that are intended or may be interpreted to be, and are hereby identified as, ‘forward-looking statements’ as defined in the Private Securities Litigation Reform Act of 1995 (the ‘Reform Act’), including statements regarding (1) the goals of our long-term growth strategy, ‘pathway to profit’, including planned decreases in the rate of new store openings from our historic rate prior to implementation of the strategy, planned additions to our store-based and specialized sales personnel, the expected funding of such additions out of cost savings resulting from the slowing of the rate of new store openings, the growth in average store sales expected to result from that strategy and from our more recent decision to add resources focused on specific sales opportunities and the expected timeline for achieving that growth, the leverage, working capital efficiencies and productivity improvements expected to result from that strategy, and the growth in profitability expected to result from that strategy and the expected timeline for achieving that growth (including our belief that we can achieve targeted profitability due to a structural lowering of our costs even if our average store sales do not grow as expected), (2) our expectations regarding sales growth and our confidence in the sustainability of that growth, (3) our expectations regarding our range of gross margins, (4) our working capital goals and expected returns on total assets when working capital is appropriately managed, (5) our expansion plans, including our estimated 2012 capital expenditures, the expected rate of new store openings, the expected expansion of our foreign operations, the expected opening of new distributions centers as our number of stores increases, and our ability to fund our expansion plans, (6) markets for North American stores, (7) the future payment of dividends, (8) the expected leasing of new store locations, renewal of existing leases and expansion of owned locations for older stores, (9) the addition of new products, (10) the percentage of net sales expected to be contributed by manufacturing and support services, (11) protection from economic downturns believed to be provided by the number of our customers and varied markets they represent, (12) our ability to mitigate the effects of rising fuel prices by passing freight costs on to our customers, (13) the typical time required before new stores become profitable and achieve operating results comparable to existing stores, (14) the rate of growth and variability of sales at older store locations, (15) our expectations regarding litigation, (16) our expectations regarding on-line sales, (17) our plans to introduce new industrial vending machines in 2012, our belief in the transformative nature of industrial vending to leverage our sales growth, and our belief that a local storefront combined with industrial vending provides a business model not easily replicated by our competitors, (18) the sales growth leverage expected to result from our inventory investments, (19) our expectations regarding growth in government business, and (20) the timing of the planned completion of the warehouse expansion of our Winona distribution center. In addition, certain statements in our future filings with the Securities and Exchange Commission, in our press releases, and in oral statements made by or with approval of our executive officers, constitute or will constitute ‘forward-looking statements’ under the Reform Act. Certain risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements are described below. We assume no obligation to update either such forward-looking statements or the discussion of such risks and uncertainties.

CERTAIN RISK AND UNCERTAINTIES

The following factors are among those that could cause our actual results to differ materially from those predicted in the forward-looking statements described above: (1) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries, changes in the expected rate of new store openings, difficulties in successfully attracting and retaining additional qualified sales personnel, an inability to realize anticipated savings from lowering our cost structure, and difficulties in changing our sales process could adversely impact our ability to achieve the goals of our ‘pathway to profit’ initiative and the expected time frame for achieving those goals, (2) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries could affect our ability to sustain our sales growth, (3) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries, a change in our current mix of products, customers or geographic locations, a change in our purchasing patterns, a significant change in commodity prices, or increased competitive pressure on our selling prices could impact our ability to achieve gross margins within the range we expect, (4) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries, a dramatic change in sales trends, a change in accounts receivable collections, a change in raw material costs, a change in buying patterns, or a change in vendor production lead times could cause us to fail to attain our goals regarding working capital and rates of return on assets, (5) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries, a change from that projected in the number of North American markets able to support stores, or an inability to recruit and retain qualified employees could cause the rate of new store openings to change from that expected, (6) difficulty in adapting our business model to different foreign business environments could alter our plans regarding expansion of foreign operations and negatively impact the growth expected to result from that expansion, (7) changes in the availability or price of commercial real estate, changes in our cash position, a change in distribution technology, or a change in our distribution model could delay the opening of new distribution centers, (8) changes in the rate of new store openings could cause us to modify our planned 2012 capital expenditures, (9) a change in our ability to generate free cash flow resulting from a slowdown in our sales or our inability to manage expenses could negatively impact the funding of our expansion plans, (10) a change in our store format or the presence of a competitor’s store could alter our projections regarding the number of markets for North American stores, (11) changes in our financial condition or results of operations could cause us to modify our dividend practices, (12) changes in the availability or price of commercial real estate, a change in our cash position, or a change in our business model could cause us to change our plans regarding the leasing of new stores, the renewal of leases, and the expansion of owned locations for older stores, (13) changes in our cash position, a change in our business model, or a change in the manufacturing or commercial construction industries could cause us to alter the introduction of new products, (14) changes in customer needs or changes in our production capabilities could change the percentage of net sales expected to be contributed by manufacturing and support services, (15) an economic downturn across multiple industries and geographic regions could negate the protections thought to be provided to us by the number of our customers and the varied markets they represent, (16) our ability to pass freight costs on to our customers could be adversely impacted by, in the short term, changes in fuel prices and by competitive selling pressures, (17) an upturn or downturn in the economy could alter, from historic norms, the time it typically takes a new store to achieve profitability or operating results comparable to existing stores and the rate of growth, and variability, of sales at older store locations, (18) our expectations about litigation may be impacted by the disclosure of currently unknown facts and other uncertainties in litigation including the possible expansion of claims brought by the claimants beyond those currently raised, (19) changes in customer purchasing practices could impact our expectations regarding on-line sales, (20) a weaker level of industry acceptance or adoption of vending technology from what we are currently experiencing could cause us to alter our plans to introduce new vending machines or cause industrial vending to be less transformative than expected, (21) our competitors could choose, over time, to open additional locations and to develop their own vending platform which could allow our competitors to replicate our local storefront combined with industrial vending business model, (22) changes in governmental regulations and/or availability of government funding could result in failure to continue to grow our governmental business, (23) a decision to stock a greater amount of safety stock (extra units of inventory carried as protection against possible stock outs) or to expand product offerings in the various geographic areas in which we operate could cause sales growth leverage expected to result from our inventory investments not to occur and (24) construction delays could impact the anticipated timing of the completion of the expansion of the Winona distribution center. A discussion of other risks and uncertainties which could cause our operating results to vary from anticipated results or which could materially adversely affect our business, financial condition, or operating results is included later in this Form 10-K under the heading entitled ‘Item 1A. Risk Factors’.

PRESENTATION OF DOLLAR AMOUNTS

All dollar amounts in this Form 10-K are presented in thousands, except for share and per share information or unless otherwise noted.

STOCK SPLIT

All information contained in this Form 10-K reflects the two-for-one stock split in May 2011.

PART I

ITEM 1.	BUSINESS

Note – information in this section is as of year end (December 31, 2011 and also sometimes other years when indicated) unless otherwise noted.

Fastenal Company (together with our wholly owned subsidiaries, hereinafter referred to as Fastenal or the Company or by terms such as we, our, or us) began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. We had 2,585 store locations at year end. The various geographic areas in which we operate these store locations are summarized later.

Globally, we employed 15,168 people as of year end. We characterize their roles as follows:

Store and in-plant personnel	10,394
Non-store selling personnel	994
Distribution and manufacturing personnel	2,936
Administrative personnel	844

15,168

We sell industrial and construction supplies in a wholesale and retail fashion. These industrial and construction supplies are grouped into eleven product lines described later in this document.

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

We opened our first store in Winona, Minnesota, a city with a population of approximately 25,000. The following table shows our consolidated net sales for each fiscal year during the last ten years and the number of our store locations at the end of each of the last ten years:

	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002
Net sales (in millions)	$2,766.9	$2,269.5	1,930.3	2,340.4	2,061.8	1,809.3	1,523.3	1,238.5	994.9	905.4

Number of stores at year end	2,585	2,490	2,369	2,311	2,160	2,000	1,755	1,533	1,314	1,169

At year end, we operated the following number of store locations:

		2011	2010
North America		2,561	2,476

	United States	2,335	2,258
	Puerto Rico & Dominican Republic	9	9
	Canada	183	176
	Mexico	34	33

Central & South America	Panama & Brazil	3	2

Asia	China	8	5

Southeast Asia	Singapore & Malaysia	4	4

Europe	The Netherlands, Hungary, United Kingdom,

	Germany, Czech Republic, & Italy	9	3

Total		2,585	2,490

We select new locations for our stores based on their proximity to our distribution network, population statistics, and employment data for manufacturing and construction. Beginning in 2007, we disclosed our intention to continue opening new store locations at a rate of approximately 7% to 10% per year (calculated on the ending number of stores in the previous year). Given the economic slowdown, we decreased this to a range of 2% to 5% in 2009, and this lower rate continued into the first half of 2010. From July 2010 to December 2010, we opened stores at an annualized rate of approximately 7%. In 2011, we opened stores at an annualized rate of approximately 5%. We expect to open 100 to 150 stores in 2012, or a rate of approximately 4% to 6% (calculated on the ending number of stores in the previous year).

We stock all new stores with inventory drawn from all of our product lines. Subsequent to a new opening, store and district personnel may supplement the inventory offering to customize the selection to the needs of our local customer base.

We currently have several versions of selling locations. The first type of selling location – a Fastenal store location, can be further defined as either (1) a ‘traditional’ store, which services a wide variety of customers and stocks a wide selection of all the products we offer or (2) an ‘overseas’ store which focuses on manufacturing customers and on the fastener product line (this is the type of store format we have outside of North America).

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

We opened the following stores in the last five years:

		2011	2010	2009	2008	2007
North America		113	119	66	161	161

	United States	101	111	62	138	141
	Puerto Rico & Dominican Republic	0	0	1	0	0
	Canada	11	7	2	21	11
	Mexico	1	1	1	2	9

Central & South America	Panama & Brazil	1	2	0	0	0

Asia	China	3	3	1	0	0

Southeast Asia	Singapore & Malaysia	0	2	1	0	0

Europe	The Netherlands, Hungary, United Kingdom
	Germany, Czech Republic, & Italy	5	1	1	0	0

Total		122	127	69	161	161

We plan to open additional stores outside of the United States in the future. The stores located outside the United States contributed approximately 10% of our consolidated net sales in 2011, with approximately 68% of this amount attributable to our Canadian operations.

No assurance can be given that any of the expansion plans described above will be achieved, or that new store locations, once opened, will be profitable.

It has been our experience that near-term profitability has been adversely affected by the opening of new store locations. This adverse effect is due to the start-up costs and the time necessary to generate a customer base. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. As a result of this process, sales volume builds slowly and it typically requires ten to twelve months for a new store to achieve its first profitable month, although this time frame has been longer in the current economic downturn. Of the 37 stores opened in the first quarter of 2011, 19 were profitable in the fourth quarter of 2011.

The data in the following table shows the change in the average sales of our stores from 2010 to 2011 based on the age of each store. The stores opened in 2011 contributed approximately $27,120 (or approximately 1.0%) of our consolidated net sales in 2011, with the remainder coming from stores opened prior to 2011.

Age of stores on December 31, 2011	Year Opened	Number of stores in group on December 31, 2011	Closed stores[1]	Average Monthly Sales 2010		Average Monthly Sales 2011		Percent Change
0-1 year old	2011	122	—	N/A		$19	[2]	N/A
1-2 years old	2010	128	—	$14	[2]	51		N/A
2-3 years old	2009	67	3/0	66		90		36.4%
3-4 years old	2008	154	7/3	50		61		22.0%
4-5 years old	2007	154	6/2	56		69		23.2%
5-6 years old	2006	235	7/0	54		69		27.8%
6-7 years old	2005	216	3/1	55		64		16.4%
7-8 years old	2004	215	0/0	62		78		25.8%
8-9 years old	2003	144	2/0	61		75		23.0%
9-10 years old	2002	140	0/1	71		81		14.1%
10-11 years old	2001	124	—	89		104		16.9%
11-12 years old	2000	87	—	82		97		18.3%
12-16 years old	1996-1999	424	—	93		107		15.1%
16+ years old	1967-1995	375	—	140		160		14.3%

[1]

We closed 28 stores and seven stores in 2011 and 2010, respectively. The respective average sales above were calculated assuming the store closed mid year. The number of closed locations is noted in the table above as 2011 number/2010 number. We converted one non-store selling location to a store in 2011. We converted two non-store selling locations to a store and converted one store to a non-store selling location in 2010.

[2]	The average sales include sales of stores open for less than the full fiscal year.

At year end, we operated eleven distribution centers in the United States—Minnesota, Indiana, Ohio, Pennsylvania, Texas, Georgia, Washington, California, Utah, North Carolina, and Kansas, and three outside the United States – Ontario, Canada; Alberta, Canada; and Nuevo Leon, Mexico. These 14 distribution centers give us over 2.7 million square feet of distribution capacity. These distribution centers are located so as to permit twice-a-week to five times-a-week deliveries to our stores using our trucks and overnight delivery by surface common carrier. As the number of stores increases, we intend to add new distribution centers.

Our information systems department develops, implements, and maintains the computer based technology used to support business functions within Fastenal. Corporate, e-Business, and distribution center systems are primarily supported from a central location(s), while each store uses a locally installed Point-Of-Sale (POS) system. The systems consist of both customized and purchased software. A dedicated Wide Area Network (WAN) is used to provide connectivity between systems and authorized users.

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

Products

Our original product offerings were fasteners and other industrial and construction supplies, many of which are sold under the Fastenal® product name. This product line, which we refer to as the fastener product line, consists of two broad categories: threaded fasteners, such as bolts, nuts, screws, studs, and related washers; and miscellaneous supplies and hardware, such as various pins and machinery keys, concrete anchors, metal framing systems, wire rope, strut, rivets, and related accessories.

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

Threaded fasteners accounted for approximately 90% of the fastener product line sales in 2011, 2010, and 2009 and approximately 42%, 45%, and 45% of our consolidated net sales in 2011, 2010, and 2009, respectively.

Since 1993, we have added additional product lines. These product lines are sold through the same distribution channel as the original fastener product line. Our product lines include the following:

Product Line:	Year introduced	Approximate number of stock items	Private label (exclusive brands) product name[1]
Fasteners	1967	496,000	FNL® , FNL G9® , Rock River® , Holo-Krome® ,
			PowerPhase® , EcoGuard™ , FNL EcoGuard™
Tools	1993	63,000	Rock River® , FMT™
Cutting tools	1996	333,000	FMT™ , Tritan™
Hydraulics & pneumatics	1996	91,000	Dynaflo® , StrongHold™
Material handling	1996	23,000	EquipRite®
Janitorial supplies	1996	19,000	Clean Choice®
Electrical supplies	1997	32,000	PowerPhase®
Welding supplies[2]	1997	41,000	Blackstone®
Safety supplies	1999	41,000	Bodyguard®
Metals	2001	16,000	Fastenal®
Office supplies	2010	3,000	Aspect®

[1]	In addition, several service marks such as Fastenal®, Profitter®, Blackstone®, and Northway™ are used in several product categories.
[2]	We do not sell welding gases.

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

Manufacturing and Support Services Operations

In 2011, approximately 95% of our consolidated net sales were attributable to products manufactured by other companies to industry standards. The remaining 5% related to products manufactured, modified or repaired by our manufacturing businesses or our support services. The manufactured products consist primarily of non-standard sizes of threaded fasteners made to customers’ specifications. The services provided by the support services group include, but are not limited to, items such as tool repair, band saw blade welding, third-party logistics, and light manufacturing. We engage in these activities primarily as a service to our customers and expect these activities in the future to continue to contribute in the range of 4% to 10% of our consolidated net sales.

Sources of Supply

We use a large number of suppliers for the approximately 1,158,000 standard stock items we distribute. Most items distributed by our network can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. No single supplier accounted for more than 5% of our purchases in 2011.

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

Customers and Marketing

We believe our success can be attributed to our ability to offer customers a full line of quality products at convenient locations, and to the superior service orientation and expertise of our employees. Most of our customers are in the construction and manufacturing markets. The construction market includes general, electrical, plumbing, sheet metal, and road contractors. The manufacturing market includes both original equipment manufacturers and maintenance and repair operations. Other users of our products include farmers, truckers, railroads, mining companies, federal, state and local governmental entities, schools, and certain retail trades. During the fourth quarter of 2011, our total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 385,000.

During each of the three years ended December 31, 2011, no one customer accounted for more than 10% of our sales. We believe that our large number of customers together with the varied markets that they represent, provide some protection to us from economic downturns.

Store personnel generate a significant portion of our sales through direct calls on customers. Because of the nature of our business, historically, we have made limited use of the more expensive forms of mass media advertising such as television, radio, and newspapers. The forms of advertising we typically use include signs, catalogs, and direct mailings. In recent years, we have expanded our national advertising to include a NASCAR sponsorship utilizing Fastenal Racing® (sponsoring Carl Edwards since 2010), and in 2011 we did some limited national advertising of our FAST SolutionsSM (industrial vending) through publications such as USA Today.

Competition

Our business is highly competitive. Competitors include both large distributors located primarily in large cities and smaller distributors located in many of the same cities in which we have stores. We believe the principal competitive factors affecting the markets for our products are customer service, price, convenience, product availability, and cost saving solutions.

Some competitors use vans to sell their products in markets away from their main warehouses, while others rely on mail order, websites, or telemarketing sales. We, however, believe that the convenience provided to customers by operating stores in small, medium, and large markets, each offering a wide variety of products, is a competitive selling advantage and that the large number of stores in a given area, taken together with our ability to provide frequent deliveries to such stores from centrally located distribution centers, makes possible the prompt and efficient distribution of products. We also believe our local storefront, combined with our FAST SolutionsSM (industrial vending), provide a unique method to expand availability and provide cost saving solutions to our customer in a business model not easily replicated by our competitors. Having trained personnel at each store also enhances our ability to compete (see ‘Employees’ below).

Employees

At year end, we employed a total of 15,168 full and part-time employees, most of whom were employed at a store location. A breakout of the number of employees, and their respective roles, is contained earlier in this document.

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

Our sales personnel are compensated with a modest base salary and an incentive bonus arrangement that places emphasis on achieving increased sales on a store, district, and regional basis, while still attaining targeted levels of, among other things, gross profit and collections. As a result, a significant portion of our total employment cost varies with sales volume. We also pay incentive bonuses to our leadership personnel based on one or more of the following factors: sales growth, profit growth (before and after taxes), profitability, and return on assets, and to our other personnel for achieving pre-determined departmental, project, and cost containment goals.

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

A downturn in the economy and other factors may affect customer spending, which could harm our operating results. In general, our sales represent spending on discretionary items or consumption needs by our customers. This spending is affected by many factors, including, among others:

•	general business conditions,
•	business conditions in our principal markets,
•	interest rates,
•	inflation,
•	liquidity in credit markets,
•	taxation,
•	government regulations,
•	fuel prices and electrical power rates,
•	unemployment trends,
•	terrorist attacks and acts of war, and
•	other matters that influence customer confidence and spending.

A downturn in either the national or local economy where our stores operate or changes in any of the other factors described above could negatively impact sales at our stores and their level of profitability.

This risk was demonstrated during the last several years. As the economic condition in North America weakened significantly in the fall of 2008 and into 2009, our customers, which operate principally in various manufacturing, non-residential construction, and services sectors, experienced a pronounced slowdown that adversely impacted our sales and operating results in those periods. A lag in these sectors, even as the general economy improves, could adversely impact our business.

Interruptions in the proper functioning of information systems could disrupt operations and cause unanticipated increases in costs and/or decreases in revenues. The proper functioning of our information systems is critical to the successful operation of our business. Although our information systems are protected with robust backup systems, including physical and software safeguards and remote processing capabilities, information systems are still vulnerable to natural disasters, power losses, unauthorized access, telecommunication failures, and other problems. If critical information systems fail or are otherwise unavailable, our ability to process orders, maintain proper levels of inventories, collect accounts receivable, pay expenses, and maintain the security of the Company and customer data, could be adversely affected. Disruptions, failures, or security breaches of our information technology infrastructure could have a negative impact on our operations.

Our current estimate for total store market potential in North America could be incorrect. One of our primary growth strategies is to grow our business through the introduction of stores into new and existing markets. Based on a snapshot of current marketplace demographics in the United States, Canada, and Mexico, we currently estimate there is potential market opportunity in North America to support approximately 3,500 stores. We cannot guarantee that our market potential estimates are accurate or that we will open stores to reach the full market opportunity. In addition, a particular local market’s ability to support a store may change because of a change in our store format or the presence of a competitor’s store.

We may be unable to meet our goals regarding new store openings. Our growth is dependent primarily on our ability to attract new customers. Historically, the most effective way to attract new customers has been opening new stores. In 2007 and 2008, our business strategy focused on opening stores at a rate of approximately 7% to 10% each year, although the economic slowdown in the latter four months of 2008 and all of 2009 caused us to adjust this rate to 2% to 5% for 2009. We opened stores at an annualized rate of 7% in the second half of 2010. We opened stores at an annualized rate of approximately 5% in 2011. We expect to open approximately 4% to 6% new stores in 2012; however, failure to open stores at this rate could negatively impact our long-term growth.

Our current business strategy ‘pathway-to-profit’, which involves reducing our rate of new store openings and using the money saved to add sales personnel at a faster rate, while successful over the last several years, has not yet proven successful on a long-term basis. In April 2007, we introduced our ‘pathway to profit’ strategy. This strategy involved slowing our annual new store openings from our historical rate of 13% to 18% to approximately 7% to 10%. The funds saved by opening fewer stores would be invested in additional sales personnel, with the goal of increasing our average annual per store sales, capturing earnings leverage, and increasing our pre-tax earnings. At the time we introduced this strategy, we believed that, over the five year period from 2007 to 2012, we could grow our average store sales to $125 thousand per month and grow our pre-tax earnings as a percent of net sales from 18% to 23%. The economic weakness that dramatically worsened in the fall of 2008 and continued into 2009 caused us to alter this strategy during 2009 by temporarily slowing our annual new store openings to a range of approximately 2% to 5% and temporarily stopping headcount additions except at newly opened stores and stores that are growing. Because of this economic setback, we previously indicated that the time required to achieve our pre-tax earnings percentage goals for ‘pathway to profit’ could be delayed 24 to 30 months. More recently, we have indicated we believe we could hit our pre-tax earnings percentage goal with less than the $125 thousand per month figure. We now believe the pre-tax earnings goal might be accomplished with average store sales as low as $100 to $110 thousand per month due to the structural lowering of our costs. This could shorten the extended time line for achieving our goal to 2013; however, we cannot assure this will occur. A more prolonged downturn in the economy than expected, the prospect of future economic deterioration, changes in the rate of new store openings, difficulty in successfully attracting and retaining qualified sales personnel, an inability to realize anticipated savings from lowering our cost structure, and failure to successfully change our selling process could further adversely impact our ability to grow average store sales, capture earnings leverage, and achieve desired pre-tax earnings results.

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

New store openings may negatively impact our operating results. While new stores build the infrastructure for future growth, the first year sales in new stores are low, and the added expenses relating to payroll, occupancy, and transportation costs can impact our ability to leverage earnings. It has been our experience that new stores take at least ten to twelve months to achieve profitability. We cannot assure you that we will be successful in operating our new stores on a profitable basis.

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

Our revenues and net income may be adversely affected by economic conditions, political situations, and changing laws and regulations, over which we have no control. We obtain certain of our products, and our suppliers obtain certain of their products, from China, Taiwan, South Korea, Mexico, and other foreign countries. Our vendors could discontinue selling products manufactured in foreign countries at any time for reasons that may or may not be in our control or the vendor’s control, including foreign government regulations, domestic government regulations, political unrest, war, disruption or delays in shipments, changes in local economic conditions and trade issues. Our operating results and inventory levels could suffer if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

The industrial, construction, and maintenance supply industry is consolidating, which could cause it to become more competitive and could negatively impact our business. The industrial, construction, and maintenance supply industry in North America is consolidating. This consolidation is being driven by customer needs and supplier capabilities, which could cause the industry to become more competitive as greater economies of scale are achieved by suppliers. Customers are increasingly aware of the total costs of fulfillment and of the need to have consistent sources of supply at multiple locations. We believe these customer needs could result in fewer suppliers as the remaining suppliers become larger and capable of being a consistent source of supply.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

We own seven facilities in Winona, Minnesota. These facilities are as follows:

Purpose	Approximate Square Feet
Distribution center and home office	213,000	[1]
Manufacturing facility	100,000
Computer support center	13,000
Winona store	15,000
Winona product support and support services facility	55,000
Rack and shelving storage	42,000
Multi-building complex which houses certain operations of the distribution group and and the home office support group	30,000

[1]

This facility is currently being expanded to include an auxiliary building which will contain an automated storage and retrieval system with 253,000 tote locations for small parts. Its completion is planned for the third quarter of 2012.

We also own the following facilities, excluding store locations, outside of Winona, Minnesota:

Purpose	Location	Approximate Square Feet
Distribution center and manufacturing facility	Indianapolis, Indiana	525,000	[2]
Storage facility	Indianapolis, Indiana	262,000
Distribution center	Atlanta, Georgia	198,000
Distribution center	Dallas, Texas	176,000	[3]
Distribution center	Scranton, Pennsylvania	160,000
Distribution center	Akron, Ohio	102,000
Distribution center	Kansas City, Kansas	300,000
Distribution center	Toronto, Ontario, Canada	62,000
Distribution center	Greensboro, North Carolina	250,000
Distribution center and manufacturing facility	Modesto, California	328,000
Manufacturing facility	Rockford, Illinois	100,000
Manufacturing facility	Johor, Malaysia	27,000
Manufacturing facility	Wallingford, Connecticut	187,000

[2]	In addition, this facility has an auxiliary building which contains an automated storage and retrieval system with capacity of 52,000 pallet locations and 250,000 tote locations for small parts.

[3]	In addition, this facility contains an automated storage and retrieval system with capacity of 14,000 pallet locations and 42,000 tote locations for small parts.

In addition, we own 174 buildings that house our store locations in various cities throughout North America.

All other buildings we occupy are leased. Leased stores range from approximately 3,000 to 10,000 square feet, with lease terms of up to 60 months (most initial lease terms are for 36 to 48 months). We also lease the following:

Purpose	Location	Approximate Square Feet	Lease Expiration Date	Remaining Lease Renewal Options
Distribution center	Seattle, Washington	80,000	April 2017	Two
Distribution center	Salt Lake City, Utah	44,000	July 2015	None
Distribution center	Monterrey, Nuevo Leon, Mexico	14,000	June 2012	One	[1]
Distribution center and manufacturing facility	Edmonton, Alberta, Canada	23,000	July 2013	None
Manufacturing facility	Houston, Texas	20,500	April 2014	None

[1]	We intend to exercise our renewal option on this facility in 2012.

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

On August 24, 2011, the court issued an order granting Fastenal’s second motion for summary judgment in its entirety. On September 8, 2011, this supplier filed an appeal in connection with the order granting Fastenal’s second motion for summary judgment. On December 16, 2011, the court issued an order granting, in part, Fastenal’s request to recover on its Bill of Costs and Petition for Attorney’s Fees from this supplier, which order this supplier appealed on January 9, 2012. Both appealed orders are pending. Based on current information, we believe the prospect that we will incur a material liability as a result of this claim is remote. While we are not required to disclose this matter under the rules of the Securities and Exchange Commission, we initially disclosed the existence of this threat in February 2010 (in our 2009 annual report on Form 10-K) as we believed that disclosure was prudent due to the alleged amount ($180 million) of the claim and the threat to make these allegations public.

ITEM 4.	[REMOVED AND RESERVED]

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Fastenal Company are:

Name	Employee of Fastenal since	Age	Position
Willard D. Oberton	1980	53	Chief Executive Officer, President, and Director

Daniel L. Florness	1996	48	Executive Vice President and Chief Financial Officer

Nicholas J. Lundquist	1979	54	Executive Vice President-Sales

Leland J. Hein	1985	51	Executive Vice President-Sales

Steven A. Rucinski	1980	54	Executive Vice President-Sales

Reyne K. Wisecup	1988	49	Executive Vice President-Human Resources and Director

James C. Jansen	1992	41	Executive Vice President-Operations

Michael S. Camp	1991	43	Executive Vice President-Product and Procurement

Ashok Singh	2001	49	Executive Vice President-Information Technology

Mr. Oberton has been our chief executive officer and president since December 2002. From July 2001 through December 2002, Mr. Oberton was our president and chief operating officer. Mr. Oberton has also served as one of our directors since June 1999.

Mr. Florness has been our executive vice president and chief financial officer since December 2002. From June 1996 to November 2002, Mr. Florness was our chief financial officer.

Mr. Lundquist has been one of our executive vice presidents – sales since November 2007. Mr. Lundquist’s responsibilities include sales and operational oversight over a substantial portion of our business. From December 2002 to November 2007, Mr. Lundquist was our executive vice president and chief operating officer.

Mr. Hein has been one of our executive vice presidents – sales since November 2007. Mr. Hein’s responsibilities include sales and operational oversight over a substantial portion of our business. Prior to November 2007, Mr. Hein served in various sales leadership roles, most recently as leader of our Winona and Kansas City based regions.

Mr. Rucinski has been one of our executive vice presidents – sales since November 2007. Mr. Rucinski’s responsibilities include sales and operational oversight over our international business. Prior to November 2007, Mr. Rucinski served in various sales leadership roles, most recently as leader of national accounts.

Ms. Wisecup has been our executive vice president – human resources since November 2007. Prior to November 2007, Ms. Wisecup served in various support roles, most recently as director of employee development. Ms. Wisecup has served as one of our directors since 2000.

Mr. Jansen has been our executive vice president – operations since January 2010. Mr. Jansen’s responsibilities include distribution development as well as manufacturing. From November 2007 to January 2010, Mr. Jansen was our executive vice president—internal operations. From June 2005 to November 2007, Mr. Jansen served as leader of systems development (this role encompassed both information systems and distribution systems development). From April 1999 to June 2005, Mr. Jansen was the leader of our Dallas, Texas based region.

Mr. Camp has been our executive vice president – product and procurement since January 2011. Mr. Camp’s responsibilities include product development, global sourcing, and procurement. From January 2008 through April 2008, Mr. Camp was our vice president of procurement and in May 2008 was given additional responsibility for our product development team. For the previous five years (2003-2007), Mr. Camp served as the president of our FASTCO subsidiary and was based in Shanghai, China and was responsible for our sourcing, supplier development, and procurement functions within the Asia-Pacific region. From March 1996 to January 2003, Mr. Camp was the leader of our corporate purchasing departments.

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

Common Stock Data

Our shares are traded on The NASDAQ Stock Market under the symbol ‘FAST’. As of February 1, 2012, there were approximately 1,400 recordholders of our common stock, which includes nominees or broker dealers holding stock on behalf of an estimated 105,000 beneficial owners.

The following table sets forth, by quarter, the high and low closing sale price of our shares on The NASDAQ Stock Market for 2011 and 2010.

2011 :	High	Low	2010 :	High	Low
First quarter	$32.42	28.88	First quarter	$24.50	20.61
Second quarter	$36.01	30.97	Second quarter	$28.24	24.17
Third quarter	$36.65	29.47	Third quarter	$26.90	22.55
Fourth quarter	$44.32	32.23	Fourth quarter	$30.06	25.61

In 2011, we paid quarterly dividends of $0.25, $0.13, $0.13, and $0.14 per share (total 2011 dividend equaled $0.65 per share). In 2010, we paid semi-annual dividends of $0.20 and $0.21 per share and we paid a special one-time supplemental dividend of $0.21 per share (total 2010 dividend equaled $0.62 per share). In 2009, we paid semi-annual dividends of $0.175 and $0.185 per share (total 2009 dividend equaled $0.36 per share). On January 17, 2012, we announced a quarterly dividend of $0.17 per share to be paid on February 29, 2012 to shareholders of record at the close of business on February 1, 2012. We expect that we will continue to pay comparable cash dividends in the foreseeable future, provided that any future determination as to payment of dividends will depend upon our financial condition and results of our operations and such other factors as are deemed relevant by our board of directors.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2011	0	$0.00	0	1,800,000
November 1-30, 2011	0	$0.00	0	1,800,000
December 1-31, 2011	0	$0.00	0	1,800,000
Total	0	$0.00	0	1,800,000

The Fastenal Company Common Stock Comparative Performance Graph

Set forth below is a graph comparing, for the five years ended December 31, 2011, the yearly cumulative total shareholder return on our common stock with the yearly cumulative total shareholder return of the S&P Composite Index and an index (the Peer Group Index) of a group of peer companies selected by us (the Peer Group). The companies in the Peer Group are Lawson Products, Inc., MSC Industrial Direct Co., Inc., Airgas, Inc., and W.W. Grainger, Inc. Fastenal is not included in the Peer Group.

In calculating the yearly cumulative total shareholder return of the Peer Group Index, the shareholder returns of the companies included in the Peer Group are weighted according to the stock market capitalization of such companies at the beginning of each period for which a return is indicated.

The comparison of total shareholder returns in the performance graph assumes that $100 was invested on December 31, 2006 in Fastenal Company, the S&P Composite Index and the Peer Group Index, and that dividends were reinvested when and as paid.

Comparison of Five Year Cumulative Total Return Among Fastenal Company,

Peer Group Index, and S&P Composite Index

	2006	2007	2008	2009	2010	2011
Fastenal Company	100.00	113.91	100.11	122.27	180.58	268.06
Peer Group Index	100.00	121.60	105.11	131.71	186.23	239.47
S&P Composite Index	100.00	105.49	66.47	84.06	96.73	98.77

ITEM 6.	SELECTED FINANCIAL DATA

Incorporated herein by reference is Ten-Year Selected Financial Data on page 5 of Fastenal’s 2011 Annual Report to Shareholders of which this Form 10-K forms a part, a portion of which is filed as Exhibit 13 to this Form 10-K.

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

BUSINESS AND OPERATIONAL OVERVIEW:

Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of approximately 2,600 company owned stores. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance and repair operations (MRO). The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our product include farmers, truckers, railroads, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our stores and customers are primarily located in North America.

Like most industrial and construction centric organizations, we have endured a roller coaster ride over the last several years. The third quarter of 2008 included the final months of an inflationary period related to both steel prices (approximately 50% of our sales consist of some type of fastener – nuts, bolts, screws, etc. – most of which are made of steel) and energy prices (a meaningful item for us given the amount of energy that is necessary in the production of our products and in the transportation of our products across North America).

In the fourth quarter of 2008, and throughout much of 2009, this inflation turned to deflation. When the swings are dramatic, this can hurt our gross margins because we are selling expensive inventory on the shelf at declining prices. This hurt our gross margins in 2009. The drop in energy costs over the same period provided some relief, but it was small in comparison to the impact of deflation. The deflation of 2009 ended and these conditions normalized and allowed our gross margins to recover in 2010 and 2011. (See later discussion on gross margins.)

The discussion that follows includes information regarding our sales growth and our sales by product line during 2011. This information provides a summary view to understand the dynamics of the year. However, we feel the real story is told in the monthly sales changes, sequential trends, and end market information that follow – they explain the real impact of the market dynamics affecting us over this period of uncertainty.

Over the last several years, we have continued to make significant investments in (1) store locations, (2) national accounts, (3) government sales, (4) internal manufacturing support, (5) international operations (now over 10% of our sales), (6) FAST SolutionsSM (industrial vending), (7) product expansion (with particular emphasis on metalworking products and on exclusive brands), and (8) additional sales specialists to support safety products, metalworking products, and our manufacturing operations. We are excited about the prospects of each.

As always, the ‘pathway to profit’ is the cornerstone of our business evolution, and it influences everything we do. Remember, our business centers on our 2,600 stores – their individual success leads to the success of the entire organization over time. As always, we will continue to work to complete this task and maintain our goal of Growth through Customer Service.

SALES GROWTH:

Net sales and growth rates in net sales were as follows:

	2011	2010	2009
Net sales	$2,766,859	2,269,471	1,930,330
Percentage change	21.9%	17.6%	-17.5%

The increase in net sales in 2011 came primarily from higher unit sales. Our growth in net sales was impacted by price changes in our products, but the impact was limited. Our growth in net sales was not meaningfully impacted by the introduction of new products or services, but was helped by initiatives such as FAST SolutionsSM (industrial vending). The higher unit sales resulted primarily from increases in sales at older store locations (discussed below and again later in this document) and to a lesser degree the opening of new store locations in the last several years. The growth in net sales at the older store locations was helped by the moderating impacts of the current recessionary environment, an environment which dramatically worsened late in 2008. The change in currencies in foreign countries (primarily Canada) relative to the United States dollar improved our daily sales growth rate by 0.7% in 2011.

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

The impact of the economy is best reflected in the growth performance of our stores opened greater than ten years ago (store sites opened as follows: 2011 group – opened 2001 and earlier, 2010 group – opened 2000 and earlier, and 2009 group – opened 1999 and earlier) and opened greater than five years ago (store sites opened as follows: 2011 group – opened 2006 and earlier, 2010 group – opened 2005 and earlier, and 2009 group – opened 2004 and earlier). These two groups of stores are more cyclical due to the increased market share they enjoy in their local markets. The stores opened greater than two years ago represent a consistent ‘same store’ view of our business (store sites opened as follows: 2011 group – opened 2009 and earlier, 2010 group – opened 2008 and earlier, and 2009 group – opened 2007 and earlier). The daily sales change for each of these groups was as follows:

Store Age	2011	2010	2009
Opened greater than 10 years	15.2%	12.5%	-21.1%
Opened greater than 5 years	17.1%	13.0%	-20.6%
Opened greater than 2 years	17.9%	14.6%	-19.5%

Note: The age groups above are measured as of the last day of each respective year.

Stores opened in 2011 contributed approximately $27,120 (or 1.0%) to 2011 net sales. Stores opened in 2010 contributed approximately $78,458 (or 2.8%) to 2011 net sales and approximately $22,040 (or 1.0%) to 2010 net sales. The rate of growth in sales of store locations generally levels off after they have been open for five years, and, as stated earlier, the sales generated at our older store locations typically vary more with the economy than do the sales of younger stores.

SALES BY PRODUCT LINE:

The approximate mix of sales from the original fastener product line and from the other product lines was as follows:

	2011	2010	2009
Fastener product line	47%	49%	50%
Other product lines	53%	51%	50%

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

MONTHLY SALES CHANGES:

All company sales – During each of the twelve months in 2011, 2010, and 2009, all of our selling locations, when combined, had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2011	18.8%	21.5%	22.8%	23.2%	22.6%	22.5%	22.4%	20.0%	18.8%	21.4%	22.2%	21.2%
2010	2.4%	4.4%	12.1%	18.6%	21.1%	21.1%	24.4%	22.1%	23.5%	22.4%	17.9%	20.9%
2009	-8.5%	-10.5%	-17.4%	-21.0%	-20.7%	-22.5%	-22.9%	-21.4%	-20.8%	-18.7%	-12.0%	-8.6%

The growth in 2010 and 2011 generally continues the improving trend we saw in the latter half of 2009. The negative growth in 2009 relates to the general economic weakness in the global marketplace. The change in currencies in foreign countries (primarily Canada) relative to the United States dollar improved our daily sales growth rate by 0.7% during 2011.

Stores opened greater than two years – Our stores opened greater than two years (store sites opened as follows: 2011 group – opened 2009 and earlier, 2010 group – opened 2008 and earlier, and 2009 group – opened 2007 and earlier) represent a consistent ‘same-store’ view of our business. During each of the twelve months in 2011, 2010, and 2009, the stores opened greater than two years had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2011	16.0%	18.4%	19.4%	19.6%	19.2%	19.1%	18.7%	16.5%	15.2%	18.0%	18.5%	17.5%
2010	0.6%	2.3%	9.6%	16.3%	18.5%	18.3%	21.3%	19.2%	19.8%	18.8%	14.1%	16.8%
2009	-11.2%	-13.8%	-20.1%	-24.0%	-23.7%	-25.1%	-25.4%	-24.0%	-23.1%	-20.9%	-13.7%	-10.6%

Stores opened greater than five years – The impact of the economy, over time, is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2011 group – opened 2006 and earlier, 2010 group – opened 2005 and earlier, and 2009 group – opened 2004 and earlier). This group is more cyclical due to the increased market share they enjoy in their local markets. During each of the twelve months in 2011, 2010, and 2009, the stores opened greater than five years had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2011	15.3%	17.9%	19.2%	19.1%	17.9%	18.2%	17.3%	15.2%	14.5%	17.0%	17.4%	16.9%
2010	-2.1%	-0.5%	7.4%	14.9%	17.3%	16.2%	19.8%	18.2%	18.9%	17.9%	13.2%	16.0%
2009	-12.4%	-14.3%	-21.5%	-25.2%	-25.2%	-26.3%	-26.6%	-24.7%	-24.2%	-21.7%	-15.0%	-12.1%

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

	Jan.(1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.
Past	0.9%	3.3%	2.9%	-0.3%	3.4%	2.8%	-2.3%	2.6%	2.6%	-0.7%

2010	2.9%	-0.7%	5.9%	0.6%	4.8%	1.7%	-1.0%	3.5%	4.5%	-1.5%
10Delta	2.0%	-4.0%	3.0%	0.9%	1.4%	-1.1%	1.3%	0.9%	1.9%	-0.8%

2011	-0.2%	1.6%	7.0%	0.9%	4.3%	1.7%	-1.0%	1.4%	3.4%	0.7%
11Delta	-1.1%	-1.7%	4.1%	1.2%	0.9%	-1.1%	1.3%	-1.2%	0.8%	1.4%

(1)	The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.

During 2010 and 2011, sales were strong—our business has closely followed the trend line since the fall of 2009. The months of February 2011 and 2010 were both negatively impacted by weather.

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

	Q1	Q2	Q3	Q4	Annual
2011	15.5%	18.5%	18.3%	21.0%	20.0%
2010	15.7%	29.8%	30.6%	17.7%	22.4%
2009	-16.0%	-25.2%	-22.8%	-10.1%	-18.8%

The 2011 and 2010 growth was more pronounced in our industrial production business (this is business where we supply products that become part of the finished goods produced by our customers) and less pronounced in the maintenance portion of our manufacturing business (this is business where we supply products that maintain the facility or the equipment of our customers engaged in manufacturing). The 2009 contraction was more severe in our industrial production business and less severe in the maintenance portion of our manufacturing business. These patterns are influenced by the movements noted in the Purchasing Manufacturers Index (‘PMI’) published by the Institute for Supply Management (http://www.ism.ws/), which is a composite index of economic activity in the manufacturing sector. The PMI in 2011, 2010, and 2009 was as follows:

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2011	60.8	61.4	61.2	60.4	53.5	55.3	50.9	50.6	51.6	50.8	52.7	53.9
2010	58.3	57.1	60.4	59.6	57.8	55.3	55.1	55.2	55.3	56.9	58.2	58.5
2009	35.7	36.0	36.6	39.9	41.9	44.7	49.0	51.4	53.2	55.8	54.7	56.4

Our non-residential construction customers have historically represented 20% to 25% of our business. The daily sales to these customers grew or contracted in the first, second, third, and fourth quarters (when compared to the same quarter in the previous year), and for the year, as follows:

	Q1	Q2	Q3	Q4	Annual
2011	17.7%	15.8%	15.8%	17.4%	17.1%
2010	-14.7%	0.5%	6.3%	10.3%	-0.3%
2009	-6.4%	-19.6%	-25.3%	-24.8%	-19.4%

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

Non-Residential Construction

PATHWAY TO PROFIT AND ITS IMPACT ON OUR BUSINESS:

In April 2007 we disclosed our intention to alter the growth drivers of our business – For most of the preceding ten years, we used store openings as the primary growth driver of our business (our historical rate was approximately 14% new stores each year). As announced in April 2007, we began to add outside sales personnel into existing stores at a faster rate than historical patterns. We funded this sales force expansion with the occupancy savings generated by opening stores at the rate of 7% to 10% per year (see our disclosure below regarding store growth in recent periods). Our goal was four-fold: (1) to continue growing our business at a similar rate with the new outside sales investment model, (2) to grow the sales of our average store to $125 thousand per month in the five year period from 2007 to 2012, (3) to enhance the profitability of the overall business by capturing the natural expense leverage that has historically occurred in our existing stores as their sales grow, resulting in a growth of our pre-tax earnings to 23% of net sales by 2012, and (4) to improve the performance of our business due to the more efficient use of working capital (primarily inventory) as our average sales volume per store increases. The economic weakness that dramatically worsened in the fall of 2008 and continued into 2009 caused us to alter the ‘pathway to profit’ in 2009. These changes centered on two aspects (1) temporarily slowing new store openings to a range of 2% to 5% per year, and (2) temporarily stopping headcount additions except for new store openings and for stores that are growing. However, as our business trends started to improve late in 2009, we began to increase our planned openings and headcount growth. (See later discussion on future store openings and on store count and full-time equivalent (FTE) headcount.)

The ‘pathway to profit’ initiative allows us to focus on the three drivers of our business: (1) sales force headcount, (2) store (or unit) growth, and (3) average sales volume per store, which ultimately drive our level of profitability. Our original goal was to hit the $125 thousand per month store average, and grow our pre-tax earnings to 23% of net sales, by 2012. We previously disclosed that we believed the duration of the economic weakness could delay the timing of when we achieve these goals by 24-30 months. However, in 2010 we modified our thought process around the

‘pathway to profit’ in two regards. First, the ‘pathway to profit’ initiative is slowly lowering our cost structure. With a structurally lowered cost structure and improved gross margins, we concluded we could hit our profitability target in the ‘pathway to profit’ initiative with average store sales of $100—$110 thousand per month in 2013 (see evidence of this in our ‘Store Size and Profitability’ table later in this document). Second, we decided to hire fewer store-based employees and instead added resources focused on specific sales opportunities, such as national accounts personnel and dedicated sales specialists (manufacturing, government, industry focused, and industrial vending). The decision to accelerate the addition of non-store selling resources into the areas of national accounts and dedicated sales specialists reinforces our belief that these areas represent an efficient manner to accelerate sales at existing stores.

Future store openings and increases in FAST SolutionsSM (industrial vending)—In July 2010, we indicated our intentions to open 80 to 95 new stores during the second half of 2010 (or an annualized rate of 6.8% to 8.0%). During the second half of 2010 we opened 82 stores. For 2011, we originally disclosed our intention to open 150 to 200 new stores, or an annualized rate of 6.0% to 8.0%. As the PMI began to moderate in May 2011 (see table earlier in this document), our field personnel began to slow their store openings. As a result, we opened 122 new stores in 2011, or approximately 4.9%. In 2012, we expect to open approximately 4.0% to 6.0% new stores. We believe this is a rational reaction to the current PMI and due to the good results we are experiencing with our national accounts and dedicated sales specialists, particularly related to our FAST SolutionsSM (industrial vending) rollout (discussed below). During 2011 and 2010, we closed 28 and seven stores, respectively. These closures resulted from our belief we could better serve those local markets with a different store footprint. We have closed 64 stores in our 40+ year history.

As was discussed at our investor day in May 2011, we have made significant progress in the development of FAST SolutionsSM (industrial vending) for our customers. We believe these solutions have the potential to be transformative to industrial distribution. Some key statistics regarding this business include the following:

		Q1	Q2	Q3	Q4
Number of vending machines in contracts signed during the period[1]	2011	1,405	2,107	2,246	2,084
	2010	257	420	440	792
	2009	115	224	210	332

Cumulative machines installed[2]	2011	2,659	3,867	5,642	7,453
	2010	892	1,184	1,515	1,925
	2009	90	206	387	567

Percent of total net sales to customers with vending machines[3]	2011	8.9%	10.5%	13.1%	15.7%
	2010	3.4%	4.6%	6.1%	7.5%
	2009	0.5%	1.0%	1.6%	2.2%

Daily sales growth to customers with vending machines[4]	2011	50.6%	43.9%	42.5%	40.7%
	2010	37.4%	54.0%	56.4%	60.2%
	2009	Not meaningful, due to start-up phase

[1]	This represents the gross number of machines signed during the quarter, not the number of contracts.
[2]	This represents the number of machines installed and producing revenue on the last day of the quarter.
[3]	The percentage of total sales (vended and traditional) to customers currently using a vending solution.
[4]	The growth in total sales (vended and traditional) to customers currently using a vending solution compared to the comparable period in the preceding year.

In addition to the increases in the number of vending machine contracts signed and the sales results noted, we are pleased with the ramp-up in our ability to install machines. In the third and fourth quarter of 2011, we installed 1,775 machines (5,642 versus 3,867) and 1,811 machines (7,453 versus 5,642), respectively, a dramatic increase over the 331 (1,515 versus 1,184) and 410 machines (1,925 versus 1,515) installed in the third and fourth quarter of 2010, respectively.

Store Count and Full-Time Equivalent (FTE) Headcount—The two tables that follow highlight certain impacts of the ‘pathway to profit’. Under the ‘pathway to profit’ we increased both our store count and our store FTE headcount during 2007 and 2008. However, as indicated earlier, the rate of increase in store locations slowed and our FTE headcount for all types of personnel was reduced when the economy weakened late in 2008. In the two tables that follow, we refer to our ‘store’ sales, ‘store’ locations, ‘store’ personnel and ‘store’ profitability. When we discuss ‘stores’ in the first table, we are referring to (1) ‘Fastenal’ stores and (2) strategic account stores. ‘Fastenal’ stores are either a ‘traditional’ store, the typical format in North America, or an ‘overseas’ store, which is the typical format outside the United States and Canada. This is discussed in greater detail earlier in this report. Strategic account stores are stores that are focused on selling to a group of large customers in a limited geographic market. When we discuss in the second table our profitability as the average monthly ‘store’ sales grow, we are referring to ‘traditional’ stores. The sales, outside of our ‘store’ group, relate to either (1) our in-plant locations, (2) the portion of our internally manufactured product that is sold directly to a customer and not through a store (including our Holo-Krome business acquired in December 2009), or (3) our direct import business.

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

	Q1 2007	Q3 2008	Q4 2010	Q1 2011	Q2 2011	Q3 2011	Q4 2011
Total net sales reported	$489,157	$625,037	$573,766	$640,583	$701,730	$726,742	$697,804
Less: Non-store sales (approximate)	40,891	57,267	68,911	78,021	85,535	88,500	86,737

Store net sales (approximate)	$448,266	$567,770	$504,855	$562,562	$616,195	$638,242	$611,067

% change since Q1 2007		26.7%	12.6%	25.5%	37.5%	42.4%	36.3%
% change (twelve months)		17.5%	22.3%	25.2%	23.6%	21.1%	21.0%

Percentage of sales through a store	92%	91%	88%	88%	88%	88%	88%

Average monthly sales per store (using ending store count)	$72	$82	$68	$74	$80	$83	$79
% change since Q1 2007		13.9%	-5.6%	2.8%	11.1%	15.3%	9.7%
% change (twelve months)		9.3%	17.2%	17.5%	15.9%	15.3%	16.2%

Store locations—quarter end count	2,073	2,300	2,490	2,522	2,558	2,566	2,585
% change since Q1 2007		11.0%	20.1%	21.7%	23.4%	23.8%	24.7%
% change (twelve months)		7.2%	5.1%	5.4%	6.3%	4.6%	3.8%

Store personnel—absolute headcount	6,849	9,123	9,048	9,344	9,734	10,057	10,328
% change since Q1 2007		33.2%	32.1%	36.4%	42.1%	46.8%	50.8%
% change (twelve months)		17.9%	6.2%	11.2%	15.9%	16.4%	14.1%

Store personnel—FTE	6,383	8,280	7,611	7,825	8,254	8,629	8,684
Non-store selling personnel—FTE	616	599	712	779	850	920	953

Sub-total of all sales personnel—FTE	6,999	8,879	8,323	8,604	9,104	9,549	9,637

Distribution and manufacturing personnel-FTE [1]	1,962	2,244	2,040	2,069	2,249	2,343	2,336
Administrative personnel-FTE	767	805	744	760	783	811	796

Sub-total of non-sales personnel—FTE	2,729	3,049	2,784	2,829	3,032	3,154	3,132

Total—average FTE headcount	9,728	11,928	11,107	11,433	12,136	12,703	12,769

% change since Q1 2007
Store personnel—FTE		29.7%	19.2%	22.6%	29.3%	35.2%	36.0%
Non-store selling personnel—FTE		-2.8%	15.6%	26.5%	38.0%	49.4%	54.7%

Sub-total of all sales personnel—FTE		26.9%	18.9%	22.9%	30.1%	36.4%	37.7%

Distribution and manufacturing personnel-FTE [1]		14.4%	4.0%	5.5%	14.6%	19.4%	19.1%
Administrative personnel-FTE		5.0%	-3.0%	-0.9%	2.1%	5.7%	3.8%

Sub-total of non-sales personnel—FTE		11.7%	2.0%	3.7%	11.1%	15.6%	14.8%

Total—average FTE headcount		22.6%	14.2%	17.5%	24.8%	30.6%	31.3%

% change (twelve months)
Store personnel—FTE		15.2%	8.6%	11.7%	16.0%	15.8%	14.1%
Non-store selling personnel—FTE		-2.4%	19.3%	31.1%	43.8%	44.0%	33.8%

Sub-total of all sales personnel—FTE		13.8%	9.5%	13.2%	18.1%	18.0%	15.8%

Distribution and manufacturing personnel-FTE [1]		5.4%	15.4%	14.9%	19.4%	16.7%	14.5%
Administrative personnel—FTE		7.9%	6.1%	7.6%	10.7%	11.7%	7.0%

Sub-total of non-sales personnel—FTE		6.0%	12.8%	12.9%	17.0%	15.4%	12.5%

Total—average FTE headcount		11.7%	10.3%	13.2%	17.8%	17.4%	15.0%

[1]	The distribution and manufacturing headcount was impacted by the addition of 92 employees with the acquisition of Holo-Krome in December 2009.

Store Size and Profitability –The average age, number of stores, and pre-tax earnings data by store size for the fourth quarter of 2011, 2010, and 2009, respectively, were as follows:

	Average Age	Number of	Percentage of	Pre-Tax Earnings
Sales per Month	(Years)	Stores	Stores	Percentage
Three months ended December 31, 2011
$0 to $30,000	3.8	353	13.7%	-13.7%
$30,001 to $60,000	7.2	882	34.1%	11.7%
$60,001 to $100,000	9.4	680	26.3%	21.3%
$100,001 to $150,000	12.0	352	13.6%	25.9%
Over $150,000	15.1	227	8.8%	27.4%
Strategic Account/Overseas Store		91	3.5%

Company Total		2,585	100.0%	20.2%

Three months ended December 31, 2010
$0 to $30,000	3.8	462	18.6%	-13.2%
$30,001 to $60,000	6.8	952	38.2%	12.7%
$60,001 to $100,000	9.7	573	23.0%	22.0%
$100,001 to $150,000	12.2	276	11.1%	25.2%
Over $150,000	15.2	152	6.1%	27.1%
Strategic Account/Overseas Store		75	3.0%

Company Total		2,490	100.0%	18.7%

Three months ended December 31, 2009
$0 to $30,000	3.9	608	25.7%	-16.1%
$30,001 to $60,000	6.8	915	38.6%	10.1%
$60,001 to $100,000	9.4	512	21.6%	20.1%
$100,001 to $150,000	13.1	175	7.4%	24.4%
Over $150,000	15.7	97	4.1%	25.2%
Strategic Account/Overseas Store		62	2.6%

Company Total		2,369	100.0%	15.0%

Note – Amounts may not foot due to rounding difference.

Our original intent under the ‘pathway to profit’ was to increase the sales of our average store to approximately $125,000 per month (see earlier discussion) in order to meet our pre-tax earnings profitability goal of 23%. This would have shifted the store mix emphasis from the first three categories ($0 to $30,000, $30,001 to $60,000, and $60,001 to $100,000) to the last three categories ($60,001 to $100,000, $100,001 to $150,000, and over $150,000), and we believe would have allowed us to leverage our fixed cost and increase our overall productivity. Our goal today is to continue (1) to grow the business and (2) to grow our pre-tax earnings as a percent of net sales. As stated earlier, we now believe, based on the profitability improvements noted in the table above, we can hit our pre-tax earnings percent goal of 23% with average store sales of approximately $100,000—$110,000 per month.

Note – Dollar amounts in this section are presented in whole dollars, not thousands.

STATEMENT OF EARNINGS INFORMATION (percentage of net sales) for the periods ended December 31:

	Twelve-month period
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Gross profit	51.8%	51.8%	50.9%

Operating and administrative expenses	31.1%	32.8%	35.6%
Loss (gain) on sale of property and equipment	0.0%	0.0%	0.0%

Operating income	20.8%	19.0%	15.3%

Interest income	0.0%	0.0%	0.1%

Earnings before income taxes	20.8%	19.0%	15.4%

Note – Amounts may not foot due to rounding difference.

Gross profit – relative to sales, was consistent in 2011 and 2010 and improved from 2009.

The gross profit percentage in the first, second, third and fourth quarters was as follows:

	Q1	Q2	Q3	Q4
2011	52.0%	52.2%	51.9%	51.2%
2010	51.1%	52.1%	51.8%	52.0%
2009	52.9%	51.1%	50.0%	49.9%

The fluctuations in our gross profit percentages are typically driven by changes in: (1) transactional gross profit, (2) organizational gross profit, and (3) vendor incentive gross profit. The transactional gross profit represents the gross profit realized from the day-to-day fluctuations in customer pricing relative to product and freight costs. The organizational gross profit represents the component of gross profit we attribute to buying scale and efficiency gains. The third component relates to vendor volume allowances.

In the short-term, periods of inflation or deflation can influence the first two categories, while sudden changes in business volume can influence the third. This impact can be magnified, as in 2009, due to the nature of our inventory turns and the dramatic decrease in sales activity during much of the year.

In the past, we have indicated that we believe a normal gross profit percentage range for our business is 51% to 53%. This is based on our current mix of products, geographies, end markets, and end market uses (such as industrial production business versus maintenance business). We exceeded this range late in 2008, primarily due to inflationary trends in our business. The impact was evenly split between the transactional and organizational gross profit categories. This benefit carried into the first quarter of 2009, and quickly dissipated. In the second quarter of 2009, the trend flipped to deflation and our gross margin began to drop. About 80% of this drop was evenly split between the same two categories and the other 20% related to the dramatic drop in business volumes and the related drop in vendor incentive gross profit. In the second half of 2009, these two factors (deflation and a drop in business volume), plus the competitive environment of a severe recession, pushed our gross margin to the bottom, and then just below, our expected range. This drop was equally felt in the three categories noted above.

Our business began to expand during 2010 and the drag on gross margins related to deflation began to subside. This allowed our gross margins to move back into the expected range. In the second quarter of 2010, we moved into the middle of our expected gross profit range as the three components of gross profit improved, the contribution being split fairly evenly between the three components. We remained in the middle of the expected range until the fourth quarter of 2011. In the fourth quarter of 2011, our gross margin felt pressure and dropped to the lower end of our range. This drop was primarily due to changes in our transactional margin (primarily due to changes in product and customer mix), lower vendor incentive gross profit, and lower freight utilization. The latter two items created half of the gross margin drop and are more of a seasonal issue.

Operating and administrative expenses—improved relative to sales in 2011 versus both 2010 and 2009.

Historically, 65% to 70% of our operating and administrative expenses consist of employee related costs. The components are: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. During 2009, these components had reduced to a range between 60% and 65% due to the factors noted below. During 2011 and 2010, this range moved back to the historical level.

The two largest components of employee related costs grew/contracted as follows:

	2011	2010	2009
Payroll cost	20.7%	16.7%	-18.3%
Health care cost	2.3%	-9.0%	24.1%

The two largest components of operating and administrative expenses, outside of the employee related costs, grew/contracted as follows:

	2011	2010	2009
Occupancy	7.4%	5.7%	2.5%
Selling transportation	26.5%	-0.2%	-18.3%

The increase in payroll costs during 2011 and 2010 noted above was greater than the change in full-time equivalent headcount noted earlier in this document. This was driven by the following factors: (1) sales commissions grew (this increase is amplified by sales growth and, in the case of 2010 versus 2009, gross margin expansion, both of which have a meaningful impact on the commissions earned), (2) total bonuses earned increased due to our profit growth, (3) hours worked per employee grew, and (4) our profit sharing contribution grew. The payroll growth in 2011 versus 2010 was amplified because there were four quarters of strong growth. In 2010, the first quarter was still at a relatively lower level of pre-tax profit. This expanded for the last three quarters of 2010.

Our health care costs in 2011 increased from 2010. Our health care costs in the third quarter of 2010 decreased from the unusual peak in the same period of 2009. Health care costs in 2009, and the first quarter of 2010, increased dramatically due to the increase in the percentage of employees opting for expanded coverage as their spouses lost their insurance coverage at other employers, increases in COBRA costs due to changes in federal funding within COBRA, and an increase in health care utilization when compared to previous years. The 2011 health care costs represented a more normal level of per employee expenses, relative to 2010 and 2009. This resulted in a lower level of growth relative to the industry.

The two largest components of the remaining costs within our operating and administrative expenses include occupancy and selling transportation. Occupancy expenses increased from 2010 to 2011 and increased from 2009 to 2010. The increase from 2010 was driven by (1) a meaningful increase in utilities, (2) a dramatic increase in the amount of FAST SolutionsSM (industrial vending) equipment as discussed earlier in this release (we consider the vending equipment to be a logical extension of our store operation and classify the expense as occupancy), (3) an increase in the number of locations, and (4) increased investment in our distribution infrastructure over the last several years. The selling transportation costs consist primarily of our store fleet as most of the distribution fleet costs are included in cost of sales. Selling transportation costs included in operating and administrative expenses for 2011 increased significantly from 2010, a sharp contrast to the prior year’s trend. Most of the components of selling transportation costs increased at a rate less than sales growth, with two exceptions, the fuel component and the vehicle depreciation/lease payments components increased more than sales growth in 2011. This was driven primarily by the increase in per gallon fuel costs discussed below and the expansion of our fleet related to additions to our non-store sales personnel, particularly industrial vending vehicles.

The last several years have seen meaningful swings in the cost of diesel fuel and gasoline—During the first, second, third, and fourth quarters of 2011, our total vehicle fuel costs were approximately $8.6, $10.5, $9.8, and $9.8 million, respectively. During the first, second, third, and fourth quarters of 2010, our total vehicle fuel costs were approximately $6.4, $6.8, $6.6, and $7.1 million, respectively. The changes resulted from variations in fuel costs, variations in the service levels provided to our stores from our distribution centers, changes in the number of vehicles at our store locations, and changes in the number of other sales centered vehicles. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of goods and the fuel utilized in our store delivery and other sales centered vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50:50 between distribution and store and other sales centered use).

The average per gallon fuel costs (in actual dollars) and the percentage change (on a year-over-year basis) for the last three years was as follows:

					Annual
Per gallon average price	Q1	Q2	Q3	Q4	Average[1]
2011 price
Diesel fuel	$3.60	4.04	3.90	3.87	3.85
Gasoline	$3.22	3.78	3.62	3.37	3.50

2010 price
Diesel fuel	$2.89	3.06	2.96	3.14	3.01
Gasoline	$2.68	2.80	2.71	2.84	2.76

2009 price
Diesel fuel	$2.19	2.29	2.61	2.70	2.45
Gasoline	$1.86	2.25	2.55	2.54	2.30

Per gallon price change	Q1	Q2	Q3	Q4	Annual
2011 change
Diesel fuel	24.6%	32.0%	31.8%	23.2%	27.9%
Gasoline	20.1%	35.0%	33.6%	18.7%	26.8%

2010 change
Diesel fuel	32.0%	33.6%	13.4%	16.3%	22.9%
Gasoline	44.1%	24.4%	6.3%	11.8%	20.0%

[1]	Average of the four quarterly figures contained in the table.

Loss on Sale of Property and Equipment—The loss on sale of property and equipment for 2011 and 2010 came primarily from the sale of used vehicles.

Income taxes—Incomes taxes as a percentage of earnings before income taxes, were approximately 37.8%, 38.4%, and 38.0% for 2011, 2010, and 2009, respectively. This rate fluctuates over time based on (1) the income tax rates in the various jurisdictions in which we operate, (2) the level of profits in those jurisdictions, and (3) changes in tax law and regulations in those jurisdictions.

Net Earnings – Net earnings, net earnings per share (EPS), percentage change in net earnings, and the percentage change in EPS, were as follows:

Dollar amounts	2011	2010	2009
Net earnings	$357,929	265,356	184,357
Basic EPS	1.21	0.90	0.62
Diluted EPS	1.21	0.90	0.62

Percentage change	2011	2010	2009
Net earnings	34.9%	43.9%	-34.1%
Basic EPS	34.4%	45.2%	-34.0%
Diluted EPS	34.4%	45.2%	-34.0%

During 2011, the net earnings increase was greater than that of sales primarily due to the effective management of operating expenses and a slightly lower income tax rate. During 2010, the net earnings increase was greater than that of sales primarily due to the previously mentioned factors included in the discussion on the improvements in the gross margin percentage and in the growth in operating expenses which was dramatically less than sales growth. During 2009, the net earnings decrease was greater than that of sales primarily due to the previously mentioned factors in our gross margin discussion. The EPS percentage change was better than that of net earnings due to the repurchase of shares in 2008 and 2009.

Operational Working Capital – Operational working capital, which we define as accounts receivable and inventories, are highlighted below. The annual dollar change and the annual percentage change were as follows:

Dollar change	2011	2010
Accounts receivable	$68,461	55,964
Inventories	88,783	48,964

Operational working capital	$157,244	104,928

Annual percentage change	2011	2010
Accounts receivable	25.3%	26.1%
Inventories	15.9%	9.6%
Operational working capital	19.0%	14.5%

The growth in accounts receivable noted above is driven by our sales growth in the final two months of the period. The strong growth in recent years with our international business and with large customer accounts has created some difficulty with managing the growth of accounts receivable relative to the growth in sales.

Our growth in inventory balances over time does not have as direct a relationship to our monthly sales patterns as does our growth in accounts receivable. This is impacted by other aspects of our business. For example, the dramatic economic slowdown in late 2008 and early 2009 caused our inventory to spike. This occurred because the lead time for inventory procurement is typically longer than the visibility we have into future monthly sales patterns. Over the last decade, we increased our relative inventory levels due to the following: (1) new store openings, (2) expanded stocking breadth at individual stores, (3) expanded stocking breadth at our distributions centers (for example, our master stocking hub in Indianapolis expanded its product breadth over six fold from 2006 to 2011), (4) expanded direct sourcing, (5) expanded exclusive brands, and, more recently, (6) expanded FAST SolutionsSM (industrial vending). We believe these were excellent investments for our business. These investments have, and we believe will continue to, leverage our sales growth.

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

As we indicated in earlier communications, our goal is to move the ratio of annual sales to accounts receivable and inventory (Annual Sales: AR&I) back to a better than a 3.0:1 ratio. On December 31, 2011 and 2010, we had a ratio of 2.8:1 and 2.7:1, respectively.

Acquisition – On December 18, 2009, we purchased certain assets of a domestic manufacturer of socket products (a type of fastener). The business had an established name, ‘Holo-Krome’, and has a good depth of knowledge and skill in its approximate 90 employees. The business did not have a meaningful impact on our 2009 financial results (there were some balance sheet impacts of the ‘all cash’ acquisition, as noted in our cash flow statement). The acquisition did not have a material impact on our overall sales in 2011 and 2010.

Liquidity and Capital Resources

Net cash provided by operating activities — Net cash provided by operating activities in dollars and as a percentage of net earnings were as follows:

	$000,000	$000,000	$000,000
	2011	2010	2009
Net cash provided	$268,489	240,488	306,070
% of net earnings	75.0%	90.6%	166.0%

The 2011 increase in net cash provided by operating activities was primarily due to increases in earnings. The 2010 decrease in net cash provided by operating activities was primarily due to increases in working capital due to our growth in sales. The 2009 net cash provided by operating activities was unusually high primarily due to the weak economy and the decrease in working capital needed in the business.

The approximate percentage mix of inventory stocked at our stores versus our distribution center locations was as follows on December 31:

	$000,000	$000,000	$000,000
	2011	2010	2009
Store	56%	57%	64%
Distribution Center	44%	43%	36%

Total	100%	100%	100%

New stores open with the standard store model, which consists of a core stocking level of approximately $50 thousand per location. This inventory level grows as the level of business in a store grows.

Net cash used in investing activities — Net cash used in investing activities in dollars and as a percentage of net earnings were as follows:

	$000,000	$000,000	$000,000
	2011	2010	2009
Net cash used	$112,223	80,048	81,749
% of net earnings	31.4%	30.2%	44.3%

Net property and equipment expenditures in dollars and as a percentage of net earnings were as follows:

	2011	2010	2009
Net capital expenditures	$116,489	69,138	47,675
% of net earnings	32.5%	26.1%	25.9%

The net cash used in investing activities and net expenditures for property and equipment both increased from 2010 to 2011. The increase was caused by the dramatic increase in the number of FAST SolutionsSM (industrial vending) equipment deployed in our business. The net cash used in investing activities was largely unchanged from 2009 to 2010. However, the net expenditures for property and equipment (purchases less proceeds of disposals) increased from 2009 to 2010, primarily due to expansions at our Indianapolis, Indiana distribution center and increased spending for our FAST SolutionsSM (industrial vending).

Property and equipment expenditures in 2011, 2010 and 2009 consist of: (1) purchase of software and hardware for Fastenal’s information processing systems, (2) addition of certain pickup trucks, (3) purchase of signage, shelving, and other fixed assets related to store openings, (4) addition of manufacturing and warehouse equipment, (5) expansion or improvement of certain owned or leased store properties, (6) expansion of Fastenal’s distribution/trucking fleet, (7) cost related to the expansion of our Indianapolis, Indiana master distribution center (2010 and 2009), (8) cost of a new manufacturing facility for our Holo-Krome business in Wallingford, Connecticut (2010), (9) purchases related to our FAST SolutionsSM (industrial vending), which primarily consists of automated vending equipment, and (10) cost related to the expansion of our Winona, Minnesota distribution center (2011). Disposals of property and equipment consist of the planned disposition of certain pick-up trucks, semi-tractors, and trailers in the normal course of business, and the disposition of real estate relating to several store locations.

An estimate of our 2012 net capital expenditures and a recap of our 2011 and 2010 net capital expenditures is provided below. As of year end, we had no material outstanding commitments for capital expenditures.

We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and, if necessary, from our borrowing capacity. In addition to opening new stores in the United States, we plan to continue opening additional stores in our foreign markets.

	2012	2011	2010
Net capital expenditures	(Estimate)	(Actual)	(Actual)
Manufacturing, warehouse and packaging equipment, dispensing equipment, and facilities	$68,400	83,607	50,822
Shelving and related supplies for store openings and for product expansion at existing stores	4,600	5,259	4,298
Data processing software and equipment	14,800	12,036	7,347
Real estate and improvements to store locations	5,400	5,157	1,740
Vehicles	10,100	13,984	9,390
Proceeds from sale of property and equipment	(4,200)	(3,554)	(4,459)

	$99,100	116,489	69,138

We have future commitments for facilities and equipment and for vehicles at year end. The facility and vehicle amounts primarily consist of future lease payments. The expected future cash obligations related to the commitments are as follows:

	Total	2012	2013 & 2014	2015 & 2016	After 2016
Facilities and equipment	$223,070	84,519	103,181	35,370	0
Vehicles	30,535	17,330	13,205	0	0

Total	$253,605	101,849	116,386	35,370	0

Net Cash Used in Financing Activities – Net cash used in financing activities in dollars and as a percentage of net earnings were as follows:

	2011	2010	2009
Net cash used	$181,819	182,814	148,047
% of net earnings	50.8%	68.9%	80.3%

The fluctuations are due to our changes in dividends and stock purchases over the three years and, in the case of 2011, a reduction due to stock option exercises. These items in dollars and as a percentage of earnings were as follows:

	2011	2010	2009
Dividends	$191,741	182,814	106,943
% of net earnings	53.6%	68.9%	58.0%

Stock purchases	$0	0	41,104
% of net earnings	0.0%	0.0%	22.3%

Total returned to shareholders	$191,741	182,814	148,047
% of net earnings	53.6%	68.9%	80.3%

Stock Repurchase— In July 2009, our board of directors authorized purchases by us of up to 4,000,000 shares of our common stock. This authorization replaced any unused authorization previously granted by the board of directors. During 2009, we purchased 2,200,000 shares of our outstanding stock at an average price of approximately $18.69 per share. These purchases occurred in the fourth quarter of 2009. We did not purchase any stock in 2011 or 2010. As of February 9, 2012, we have remaining authority to purchase up to 1,800,000 additional shares of our common stock.

Dividends — We declared a dividend of $0.17 per share on January 17, 2012. We paid aggregate annual dividends per share of $0.65, $0.62, and $0.36 in 2011, 2010, and 2009, respectively.

Line of Credit — We have an $8,000 line of credit under which $0 was outstanding at year end. The line bears interest at 0.9% over the LIBOR rate. We do not pay a fee for the unused portion of this line.

Effects of Inflation— We noted minimal price changes in 2011 and 2010. Price deflation related to certain products negatively impacted net sales in 2009.

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

Tax strategies – Our effective income tax rate is based on income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. We establish income tax reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions if challenged may or may not result in us prevailing. If we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the largest amount that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. We regularly monitor our tax positions and tax liabilities. We re-evaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or reverse a previously recorded tax benefit, when (i) there is a completion of a tax audit, (ii) there is a change in applicable tax law including a tax case or legislative guidance, or (iii) there is an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective income tax rate in future periods.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-06, Comprehensive Income (Topic 820). This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This accounting standard update is effective beginning in our first quarter of fiscal 2012.

In August 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment. This update approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. We adopted this accounting standard update in the third quarter of fiscal 2011. The adoption of this accounting standard update did not have a material impact on our financial statements.

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

Geographic Information – Information regarding our revenues and long-lived assets by geographic area is set forth in note 8 to the ‘Notes to Consolidated Financial Statements’. Risks related to our foreign operations are described earlier in this Form 10-K under the heading ‘Certain Risks and Uncertainties’ and ‘Item 1A. Risk Factors’.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to certain market risks from changes in foreign currency exchange rates and commodity pricing. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:

(1)	Foreign Currency Exchange Rates – Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at year end.

(2)	Commodity Steel Pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. During the last decade, there has been nominal movement in overall steel pricing, with some deflation occurring in the wake of the economic crisis of the Far East markets that occurred in the late 1990’s. This trend reversed to inflation in the period from late 2003 to the early part of 2005 and again from mid 2007 to the fall of 2008. In the first half of 2009, we noted meaningful deflation. In 2010, we noted minimal price changes except for stainless steel which did inflate. Stainless steel products represent approximately 5% of our business. In 2011, we noted nominal price increases. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.

(3)	Commodity Fuel Prices – We have market risk for changes in gasoline and diesel fuel; however, this risk is mitigated in part by our ability to pass freight costs to our customers and the efficiency of our trucking distribution network.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Fastenal Company:

We have audited the accompanying consolidated balance sheets of Fastenal Company and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Minneapolis, Minnesota

February 9, 2012

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

	December 31
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$117,676	143,693
Marketable securities	27,165	26,067
Trade accounts receivable, net of allowance for doubtful accounts of $5,647 and $4,761, respectively	338,594	270,133
Inventories	646,152	557,369
Deferred income tax assets	16,718	17,897
Other current assets	89,833	70,539

Total current assets	1,236,138	1,085,698

Marketable securities	0	5,152
Property and equipment, less accumulated depreciation	435,601	363,419
Other assets, net	13,209	14,014

Total assets	$1,684,948	1,468,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,779	60,474
Accrued expenses	111,962	96,412
Income taxes payable	2,077	5,299

Total current liabilities	187,818	162,185

Deferred income tax liabilities	38,154	23,586

Commitments and contingencies (notes 5, 9, and 10)

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	0	0
Common stock, 400,000,000 shares authorized,
295,258,674 and 294,861,424 shares issued and outstanding, respectively	2,953	2,948
Additional paid-in capital	16,856	2,889
Retained earnings	1,424,371	1,258,183
Accumulated other comprehensive income	14,796	18,492

Total stockholders’ equity	1,458,976	1,282,512

Total liabilities and stockholders’ equity	$1,684,948	1,468,283

See accompanying notes to consolidated financial statements

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

For the year ended December 31,

	2011	2010	2009
Net sales	$2,766,859	2,269,471	1,930,330
Cost of sales	1,332,687	1,094,635	946,895

Gross profit	1,434,172	1,174,836	983,435

Operating and administrative expenses	859,369	745,112	686,792
Loss on sale of property and equipment	194	35	850

Operating income	574,609	429,689	295,793
Interest income	472	951	1,697

Earnings before income taxes	575,081	430,640	297,490
Income tax expense	217,152	165,284	113,133

Net earnings	$357,929	265,356	184,357

Basic net earnings per share	$1.21	0.90	0.62

Diluted net earnings per share	$1.21	0.90	0.62

Basic weighted average shares outstanding	295,054	294,861	296,716

Diluted weighted average shares outstanding	295,869	294,861	296,716

See accompanying notes to consolidated financial statements

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2008	297,061	$2,970	74	1,134,244	4,971	1,142,259
Dividends paid in cash	0	0	0	(106,943)	0	(106,943)
Purchase of common stock	(2,200)	(22)	(5,065)	(36,017)	0	(41,104)
Stock options expense	0	0	3,850	0	0	3,850

Net earnings for the year	0	0	0	184,357	0	184,357
Change in marketable securities	0	0	0	0	5	5
Translation adjustment (net of tax effect)	0	0	0	0	8,419	8,419

Total comprehensive income						192,781

Balance as of December 31, 2009	294,861	$2,948	(1,141)	1,175,641	13,395	1,190,843
Dividends paid in cash	0	0	0	(182,814)	0	(182,814)
Purchase of common stock	0	0	0	0	0	0
Stock options expense	0	0	4,030	0	0	4,030

Net earnings for the year	0	0	0	265,356	0	265,356
Change in marketable securities	0	0	0	0	35	35
Translation adjustment (net of tax effect)	0	0	0	0	5,062	5,062

Total comprehensive income						270,453

Balance as of December 31, 2010	294,861	$2,948	2,889	1,258,183	18,492	1,282,512
Dividends paid in cash	0	0	0	(191,741)	0	(191,741)
Purchase of common stock	0	0	0	0	0	0
Stock options exercised	397	5	8,934	0	0	8,939
Stock options expense	0	0	4,050	0	0	4,050
Tax benefit from exercise of stock options	0	0	983	0	0	983

Net earnings for the year	0	0	0	357,929	0	357,929
Change in marketable securities	0	0	0	0	95	95
Translation adjustment (net of tax effect)	0	0	0	0	(3,791)	(3,791)

Total comprehensive income						354,233

Balance as of December 31, 2011	295,258	$2,953	16,856	1,424,371	14,796	1,458,976

See accompanying notes to consolidated financial statements

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

For the year ended December 31,

	2011	2010	2009
Cash flows from operating activities:
Net earnings	$357,929	265,356	184,357
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisitions:
Depreciation of property and equipment	44,113	40,688	40,020
Loss on sale of property and equipment	194	35	850
Bad debt expense	9,217	8,658	9,409
Deferred income taxes	15,747	1,602	6,099
Stock based compensation	4,050	4,030	3,850
Amortization of non-compete agreement	593	67	67
Changes in operating assets and liabilities, net of impact of acquisition:
Trade accounts receivable	(77,678)	(64,622)	21,362
Inventories	(88,783)	(48,964)	60,425
Other current assets	(19,294)	(24,577)	17,747
Accounts payable	13,305	6,984	(14,172)
Accrued expenses	15,550	30,393	(17,526)
Income taxes	(3,222)	16,956	(12,156)
Other	(3,232)	3,882	5,738

Net cash provided by operating activities	268,489	240,488	306,070

Cash flows from investing activities:
Purchase of property and equipment	(120,043)	(73,597)	(52,538)
Cash paid for acquisition	0	0	(5,032)
Proceeds from sale of property and equipment	3,554	4,459	4,863
Net decrease (increase) in marketable securities	4,054	(581)	(28,941)
Decrease (increase) in other assets	212	(10,329)	(101)

Net cash used in investing activities	(112,223)	(80,048)	(81,749)

Cash flows from financing activities:
Proceeds from exercise of stock options	8,939	0	0
Tax benefits from exercise of stock options	983	0	0
Purchase of common stock	0	0	(41,104)
Payment of dividends	(191,741)	(182,814)	(106,943)

Net cash used in financing activities	(181,819)	(182,814)	(148,047)

Effect of exchange rate changes on cash	(464)	1,215	2,686

Net (decrease) increase in cash and cash equivalents	(26,017)	(21,159)	78,960

Cash and cash equivalents at beginning of year	143,693	164,852	85,892

Cash and cash equivalents at end of year	$117,676	143,693	164,852

Supplemental disclosure of cash flow information:
Cash paid during each year for income taxes	$205,614	146,726	118,035

See accompanying notes to consolidated financial statements

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Business Overview and Summary of Significant Accounting Policies

Business Overview

Fastenal is a leader in the wholesale distribution of industrial and construction supplies operating stores primarily located in North America. On December 31, 2011, we operated approximately 2,600 company-owned or leased store locations.

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

Foreign Currency Translation and Transactions

The functional currency of our foreign operations is the applicable local currency. The functional currency is translated into United States dollars for balance sheet accounts (with the exception of retained earnings) using current exchange rates as of the balance sheet date, for retained earnings at historical exchange rates, and for revenue and expense accounts using a weighted average exchange rate during the period. The translation adjustments are deferred as a separate component of stockholders’ equity captioned accumulated other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in operating and administrative expenses in the consolidated statements of earnings.

Cash and Cash Equivalents

Cash and cash equivalents are held primarily at two financial institutions. For purposes of the consolidated statements of cash flows, we consider all highly-liquid money market instruments purchased with original maturities of three months or less to be cash equivalents.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements—Continued

Financial Instruments and Marketable Securities

All financial instruments are carried at amounts that approximate estimated fair value. The fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. Assets measured at fair value are categorized based upon the lowest level of significant input to the valuations. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. In determining fair value we use observable market data when available.

Marketable securities as of December 31, 2011 and 2010 consist of common stock and debt securities. We classify our marketable securities as available-for-sale. Available-for-sale securities are recorded at fair value based on current market value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings but are included in comprehensive income and are reported as a separate component of stockholders’ equity until realized, unless a decline in the market value of any available-for-sale security below cost is deemed other than temporary and is charged to earnings, resulting in the establishment of a new cost basis for the security.

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

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements—Continued

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

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements—Continued

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

Earnings Per Share

Basic net earnings per share is calculated using net earnings available to common stockholders divided by the weighted average number of shares of common stock outstanding during the year. Diluted net earnings per share is similar to basic net earnings per share except that the weighted average number of shares of common stock outstanding includes the incremental shares assumed to be issued upon the exercise of stock options considered to be ‘in-the-money’ (i.e. when the market price of our stock is greater than the exercise price of our outstanding stock options).

Segment Reporting

We have determined that we meet the aggregation criteria outlined in the accounting standards as our various operations have similar (1) economic characteristics, (2) products and services, (3) customers, (4) distribution channels, and (5) regulatory environments. Therefore we report as a single business segment.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements—Continued

Note 2. Financial Instruments and Marketable Securities

We follow a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to measurements involving significant unobservable inputs (Level 3). The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•

Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, included in Level 1 that are observable either directly or indirectly.

•	Level 3 inputs are unobservable for the asset or liability, but are based upon our own assumptions used to measure assets and liabilities at fair value.

The level in the fair value hierarchy within which a fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The following table presents the placement in the fair value hierarchy of assets that are measured at fair value on a recurring basis:

	$00,000	$00,000	$00,000	$00,000
December 31, 2011:	Total	Level 1	Level 2	Level 3
Common stock	$320	320	0	0
Government and agency securities	26,845	26,845	0	0

Total available-for-sale securities	$27,165	27,165	0	0

	$00,000	$00,000	$00,000	$00,000
December 31, 2010:	Total	Level 1	Level 2	Level 3
Common stock	$223	223	0	0
State and municipal bonds	5,152	0	5,152	0
Government and agency securities	25,844	25,844	0	0

Total available-for-sale securities	$31,219	26,067	5,152	0

There were no transfers between levels during 2011 and 2010.

As of year end, our financial assets that are measured at fair value on a recurring basis are common stock and debt securities. The government and agency securities have a maturity of twelve months.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements—Continued

Marketable securities, all treated as available-for-sale securities, consist of the following:

		Gross	Gross
	Amortized	unrealized	unrealized
December 31, 2011:	cost	gains	losses	Fair value

Common stock	$197	123	0	320
Government and agency securities	26,851	0	(6)	26,845

Total available-for-sale securities	$27,048	123	(6)	27,165

		Gross	Gross
	Amortized	unrealized	unrealized
December 31, 2010:	cost	gains	losses	Fair value

Common stock	$183	40	0	223
State and municipal bonds	5,164	0	(12)	5,152
Government and agency securities	25,851	0	(7)	25,844

Total available-for-sale securities	$31,198	40	(19)	31,219

The unrealized gains and losses recorded in accumulated other comprehensive income and the realized gains and losses recorded in earnings were immaterial during the three years reported in these consolidated financial statements.

Future maturities of our available-for-sale securities consist of the following:

	Less than 12 months		Greater than 12 months
	Amortized		Amortized
December 31, 2011	cost	Fair value	cost	Fair value

Common stock	$197	320	0	0
Government and agency securities	26,851	26,845	0	0

Total available-for-sale securities	$27,048	27,165	0	0

Note 3. Long-Lived Assets

Property and equipment

Property and equipment as of December 31 consists of the following:

	Depreciable life
	in years	2011	2010
Land	—	$31,350	28,771
Buildings and improvements	31 to 40	172,372	161,444
Automated storage and retrieval equipment	15	61,371	50,731
Equipment and shelving	3 to 10	339,471	303,656
Transportation equipment	3 to 5	49,074	41,171
Construction in progress	—	71,466	46,559

		725,104	632,332
Less accumulated depreciation		(289,503)	(268,913)

Net property and equipment		$435,601	363,419

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements—Continued

Note 4. Accrued Expenses

Accrued expenses as of December 31 consist of the following:

	2011	2010
Payroll and related taxes	$16,808	11,805
Bonuses and commissions	16,233	14,387
Profit sharing contribution	7,717	5,005
Insurance	30,548	28,067
Promotions	10,866	8,591
Sales, real estate, and personal property taxes	26,676	19,360
Vehicle loss reserve and deferred rebates	743	1,431
Legal reserves	100	6,270
Other	2,271	1,496

	$111,962	96,412

Note 5. Stockholders’ Equity

Our authorized and issued shares (stated in whole numbers) at December 31 consist of the following:

	Par Value	2011	2010
Preferred Stock	$.01/share
Authorized		5,000,000	5,000,000
Shares issued		0	0
Common Stock	$.01/share
Authorized		400,000,000	400,000,000
Shares issued		295,258,674	294,861,424

Dividends

On January 17, 2012, our board of directors declared a quarterly dividend of $0.17 per share of common stock to be paid in cash on February 29, 2012 to shareholders of record at the close of business on February 1, 2012. We paid aggregate annual dividends per share of $0.65, $0.62, and $0.36 in 2011, 2010, and 2009, respectively.

Stock Options

The following tables summarize the details of grants made under our stock option plan, that could be still outstanding, and the assumptions used to value these grants. All options granted were effective at the close of business on the date of grant.

	Shares granted	Option exercise (strike) price	Closing stock price on date of grant	December 31, 2011
Date of grant				Options outstanding	Options vested
April 19, 2011	410,000	$35.00	$31.78	410,000	0
April 20, 2010	530,000	$30.00	$27.13	400,000	0
April 21, 2009	790,000	$27.00	$17.61	600,000	0
April 15, 2008	550,000	$27.00	$24.35	350,000	0
April 17, 2007	4,380,000	$22.50	$20.15	3,372,750	1,852,750

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements—Continued

Date of grant	Risk-free interest rate	Expected life of option in years	Expected dividend yield	Expected stock volatility	Estimated fair value of stock option
April 19, 2011	2.1%	5.00	1.6%	39.33%	$11.20
April 20, 2010	2.6%	5.00	1.5%	39.10%	$8.14
April 21, 2009	1.9%	5.00	1.0%	38.80%	$3.64
April 15, 2008	2.7%	5.00	1.0%	30.93%	$7.75
April 17, 2007	4.6%	4.85	1.0%	31.59%	$5.63

All of the options in the tables above vest and become exercisable over a period of up to eight years. Each option will terminate, to the extent not previously exercised, 13 months after the end of the relevant vesting period.

The fair value of each share-based option was estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions listed above. The expected life is the average length of time over which we expect the employee groups will exercise their options, which is based on historical experience with similar grants. Expected volatilities are based on the movement of our stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate is based on the U.S. Treasury rate over the expected life at the time of grant. The dividend yield is estimated over the expected life based on our current dividend payout, historical dividends paid, and expected future cash dividends.

A summary of the activity under our stock option plan is as follows:

	Options outstanding	Exercise Price[1]	Remaining Life[2]
Outstanding as of January 1, 2011	5,320,000	$24.03	5.50
Granted	410,000	$35.00	7.93
Exercised/earned	(397,250)	$22.50
Cancelled/forfeited	(200,000)	$26.78

Outstanding as of December 31, 2011	5,132,750	$24.92	4.72

Exercisable as of December 31, 2011	1,852,750	$22.50	3.16

	Options outstanding	Exercise Price[1]	Remaining Life[2]
Outstanding as of January 1, 2010	5,120,000	$23.54	6.28
Granted	530,000	$30.00	8.41
Exercised/earned	0	0
Cancelled/forfeited	(330,000)	$26.00

Outstanding as of December 31, 2010	5,320,000	$24.03	5.50

Exercisable as of December 31, 2010	638,000	$22.50	2.57

[1]	Weighted-average exercise price

[2]	Weighted-average remaining contractual life in years

The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010, and 2009 was $4,977, $0, and $0, respectively.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements—Continued

A summary of the status of the nonvested shares under our stock option plan is as follows:

Nonvested shares	Shares	Weighted average grant- date fair value
Outstanding as of January 1, 2011	4,682,000	$5.85
Granted	410,000	11.20
Vested	(1,612,000)	5.69
Forfeited	(200,000)	6.77

Outstanding as of December 31, 2011	3,280,000	$6.54

Nonvested shares	Shares	Weighted average grant- date fair value
Outstanding as of January 1, 2010	4,700,000	$5.55
Granted	530,000	8.14
Vested	(218,000)	5.16
Forfeited	(330,000)	5.77

Outstanding as of December 31, 2010	4,682,000	$5.85

At December 31, 2011, there was $15,145 of total unrecognized compensation cost related to unvested stock options granted under the plan. The cost is expected to be recognized over a weighted average period of 4.70 years. The total fair value of shares vested under our stock option plan during 2011, 2010, and 2009 was $9,168, $1,125, and $2,080, respectively.

Total stock-based compensation expense related to our stock option plan was $4,050, $4,030, and $3,850 for 2011, 2010, and 2009, respectively.

Earnings Per Share

The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive:

Reconciliation	2011	2010	2009
Basic-weighted average shares outstanding	295,053,790	294,861,424	296,715,970
Weighted shares assumed upon exercise of stock options	814,936	0	0

Diluted-weighted average shares outstanding	295,868,726	294,861,424	296,715,970

	000,000,000	000,000,000	000,000,000
Summary of anti-dilutive options excluded	2011	2010	2009
Options to purchase shares of common stock	704,384	5,328,246	5,255,120
Weighted-average exercise prices of options	$32.05	23.94	23.57

Any dilutive impact summarized above would relate to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive option securities then outstanding.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements—Continued

Note 6. Retirement Savings Plan

The Fastenal Company and Subsidiaries 401(k) and Employee Stock Ownership Plan covers all of our employees in the United States. Our employees in Canada may participate in a Registered Retirement Savings Plan. The general purpose of both of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. In addition to the contributions of our employees, we make a profit sharing contribution on an annual basis based on an established formula. Our contribution, under this profit sharing formula was approximately $7,717, $5,005 and $0 for 2011, 2010, and 2009, respectively.

Note 7. Income Taxes

Earnings before income taxes were derived from the following sources:

	2011	2010	2009
Domestic	$545,527	409,068	296,227
Foreign	29,554	21,572	1,263

	$575,081	430,640	297,490

Components of income tax expense (benefit) are as follows:

	$000,000	$000,000	$000,000
2011 :	Current	Deferred	Total
Federal	$164,125	17,343	181,468
State	28,669	(244)	28,425
Foreign	8,683	(1,424)	7,259

	$201,477	15,675	217,152

	$000,000	$000,000	$000,000
2010 :	Current	Deferred	Total
Federal	$136,247	(936)	135,311
State	22,914	(492)	22,422
Foreign	4,448	3,103	7,551

	$163,609	1,675	165,284

	$000,000	$000,000	$000,000
2009 :	Current	Deferred	Total
Federal	$93,469	4,855	98,324
State	13,733	698	14,431
Foreign	1,210	(832)	378

	$108,412	4,721	113,133

Income tax expense in the accompanying consolidated financial statements differs from the expected expense as follows:

	2011	2010	2009
Federal income tax expense at the ‘expected’ rate of 35%	$201,278	150,724	104,122
Increase (decrease) attributed to:
State income taxes, net of federal benefit	18,210	14,259	9,650
State tax matters	737	1,238	785
Other, net	(3,073)	(937)	(1,424)

Total income tax expense	$217,152	165,284	113,133

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements—Continued

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities as of December 31 are as follows:

	2011	2010
Deferred income tax asset (liability):
Inventory costing and valuation methods	$4,643	4,689
Allowance for doubtful accounts receivable	2,202	1,836
Insurance claims payable	10,807	9,486
Promotions payable	797	456
Accrued legal reserves	39	2,458
Stock based compensation	5,853	5,218
Federal and state benefit of uncertain tax positions	1,632	1,253
Other, net	920	379

Total deferred income tax assets	26,893	25,775

Fixed assets	(48,329)	(31,464)

Total deferred income tax liabilities	(48,329)	(31,464)

Net deferred income tax asset (liability)	$(21,436)	(5,689)

No significant valuation allowance for deferred tax assets was necessary as of December 31, 2011 and 2010. The character of the deferred tax assets is such that they can typically be realized through carryback to prior tax periods or offset against future taxable income.

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows:

	2011	2010
Balance at January 1,	$3,617	1,605
Increase related to prior year tax positions	578	1,666
Decrease related to prior year tax positions	(65)	(111)
Increase related to current year tax positions	523	457
Decrease related to statute of limitation lapses	0	0
Settlements	0	0

Balance at December 31,	$4,653	3,617

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

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements—Continued

Note 8. Geographic Information

Our revenues and long-lived assets (except marketable securities) relate to the following geographic areas:

Revenues	2011	2010	2009
United States	$2,474,805	2,067,860	1,769,938
Canada	198,592	145,078	115,323
Other foreign countries	93,462	56,533	45,069

	$2,766,859	2,269,471	1,930,330

	0,000,000	0,000,000	0,000,000
Long-Lived Assets	2011	2010	2009
United States	$426,329	361,083	324,701
Canada	11,105	9,536	8,947
Other foreign countries	11,376	6,814	5,108

	$448,810	377,433	338,756

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

Note 9. Operating Leases

We lease space under non-cancelable operating leases for several distribution centers, several manufacturing locations, and certain store locations with initial terms of one to 60 months. Most store locations have initial lease terms of 36 to 48 months. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Any such terms are recognized as rent expense over the term of the lease. Further, the leases do not contain contingent rent provisions. Leasehold improvements, with a net book value of $2,377 at December 31, 2011, on operating leases are amortized over a 36-month period. We lease certain semi-tractors and pick-ups under operating leases. The semi-tractor leases typically have a 36-month term. The pick-up leases typically have a non-cancellable lease term of approximately one year, with renewal options for up to 72-months. Our average lease term for pick-ups is typically for 28 to 36 months. Future minimum annual rentals for the leased facilities and the leased vehicles are as follows:

	Leased facilities	Leased vehicles	Total
2012	$84,519	17,330	101,849
2013	62,386	9,079	71,465
2014	40,795	4,126	44,921
2015	24,683	0	24,683
2016	10,687	0	10,687
2017 and thereafter	0	0	0

	$223,070	30,535	253,605

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements—Continued

Rent expense under all operating leases was as follows:

	$00,000	$00,000	$00,000
	Leased facilities	Leased vehicles	Total
2011	$95,808	23,866	119,674
2010	$92,854	21,540	114,394
2009	$91,270	26,295	117,565

Certain operating leases for vehicles contain residual value guarantee provisions which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $44,948. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote, except for a $743 loss on disposal reserve provided at December 31, 2011. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized when we sell or dispose of the vehicle or at the end of the lease term.

Note 10. Commitments and Contingencies

Credit Facilities and Commitments

We have a line of credit arrangement with a bank which expires August 4, 2012. The line allows for borrowings of up to $8,000 at 0.9% over the LIBOR rate. On December 31, 2011 there was $0 outstanding on the line. We do not pay a fee for the unused portion of this line.

We maintain certain government and agency securities as collateral for the benefit of our insurance carrier. As of December 31, 2011, the total balance of these government and agency securities was $26,845. The classification and valuation of these securities are discussed in notes 1 and 2.

During 2001, we completed the construction of a new building for our Kansas City warehouse, and completed an expansion of this warehouse in 2004. We were required to obtain financing for the construction and expansion of this facility under an Industrial Revenue Bond (IRB). We subsequently purchased 100% of the outstanding bonds under the IRB at par. In addition to purchasing the outstanding obligations, we have a right of offset included in the IRB debt agreement. Accordingly, we have netted the impact of the IRB in the accompanying consolidated financial statements. The outstanding balance of the IRB was $9,733 at December 31, 2011 and 2010. On February 1, 2012, approximately $6,579 of the IRB became due which effectively eliminated this portion of the IRB.

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

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements—Continued

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

On August 24, 2011, the court issued an order granting Fastenal’s second motion for summary judgment in its entirety. On September 8, 2011, this supplier filed an appeal in connection with the order granting Fastenal’s second motion for summary judgment. On December 16, 2011, the court issued an order granting, in part, Fastenal’s request to recover on its Bill of Costs and Petition for Attorney’s Fees from this supplier, which order this supplier appealed on January 9, 2012. Both appealed orders are pending. Based on current information, we believe the prospect that we will incur a material liability as a result of this claim is remote. While we are not required to disclose this matter under the rules of the Securities and Exchange Commission, we initially disclosed the existence of this threat in February 2010 (in our 2009 annual report on Form 10-K) as we believed that disclosure was prudent due to the alleged amount ($180 million) of the claim and the threat to make these allegations public.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements—Continued

Note 11. Sales by Product Line

The percentages of our net sales by product line are as follows:

Type	Introduced	2011	2010	2009
Fasteners[1]	1967	46.9%	49.1%	50.0%
Tools	1993	9.4%	9.3%	9.9%
Cutting tools	1996	4.6%	4.4%	4.4%
Hydraulics & pneumatics	1996	7.8%	7.2%	6.9%
Material handling	1996	6.1%	6.1%	5.9%
Janitorial supplies	1996	6.2%	6.1%	6.1%
Electrical supplies	1997	4.7%	4.6%	4.4%
Welding supplies	1997	3.9%	3.6%	3.6%
Safety supplies	1999	7.9%	7.0%	6.3%
Metals	2001	0.5%	0.5%	0.6%
Direct ship[2]	2004	1.6%	1.6%	1.8%
Office supplies	2010	0.1%	0.1%	0.0%
Other		0.3%	0.4%	0.1%

		100.0%	100.0%	100.0%

[1]	Fastener product line represents fasteners and miscellaneous supplies.
[2]

Direct ship represents a cross section of products from the eleven product lines. The items included here represent certain items with historically low margins which are shipped directly from our distribution channel to our customers, bypassing our store network.

Fastenal Company and Subsidiaries

Notes to Consolidated Financial Statements—Continued

Note 12. Subsequent Events

We evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Note 13. New and Proposed Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-06, Comprehensive Income (Topic 820). This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This accounting standard update is effective beginning in our first quarter of fiscal 2012.

In August 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment. This update approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. We adopted this accounting standard update in the third quarter of fiscal 2011. The adoption of this accounting standard update did not have a material impact on our financial statements.

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

Selected Quarterly Financial Data (Unaudited)

(Amounts in thousands except per share information)

2011 :	Net sales	Gross profit	Pre-tax earnings	Net earnings	Basic earnings per share[1]
First quarter	$640,583	333,380	128,811	79,547	0.27
Second quarter	701,730	366,233	150,182	94,112	0.32
Third quarter	726,742	377,381	155,319	96,798	0.33
Fourth quarter	697,804	357,178	140,769	87,472	0.30

Total	$2,766,859	1,434,172	575,081	357,929	1.21

2010 :	Net sales	Gross profit	Pre-tax earnings	Net earnings	Basic earnings per share[1]
First quarter	$520,772	265,913	90,669	56,034	0.19
Second quarter	571,183	297,658	112,125	69,167	0.23
Third quarter	603,750	312,648	120,702	74,994	0.25
Fourth quarter	573,766	298,617	107,144	65,161	0.22

Total	$2,269,471	1,174,836	430,640	265,356	0.90

1 Note – Amounts may not foot due to rounding difference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Willard D. Oberton	Daniel L. Florness
Chief Executive Officer and President	Executive Vice-President and Chief Financial Officer

Winona, MN
February 9, 2012

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

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	5,132,750	$ 24.92	8,324,190
Equity Compensation Plans Not Approved by Security Holders	0	$ 0.00	0

Total	5,132,750		8,324,190

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Earnings for the years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

3. Exhibits:

3.1	Restated Articles of Incorporation of Fastenal Company, as amended effective as of May 20, 2011 (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended March 31, 2011)

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 8-K dated as of October 15, 2010)

10.1	Description of Bonus Arrangements for Executive Officers (incorporated by reference to the information appearing under the heading ‘Executive Compensation – Compensation Discussion and Analysis’ in the Proxy Statement)*

10.2	Fastenal Company Stock Option Plan (incorporated by reference to Exhibit A to Fastenal Company’s Proxy Statement dated February 23, 2007)*

10.3	Fastenal Company Incentive Plan (incorporated by reference to Exhibit B to Fastenal Company’s Proxy Statement dated February 23, 2007)*

13	Portions of 2011 Annual Report to Shareholders not included in this Form 10-K (only those sections specifically incorporated by reference in this Form 10-K shall be deemed filed with the SEC)

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Stockholders’ Equity and Comprehensive Income, and (v) the Notes to the Consolidated Financial Statements.

We will furnish copies of these Exhibits upon request and payment of our reasonable expenses in furnishing the Exhibits.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

FASTENAL COMPANY

Schedule II—Valuation and Qualifying Accounts

Years ended December 31, 2011, 2010, and 2009

(Amounts in thousands)

Description	Balance at beginning of year	“Additions” charged to costs and expenses		“Other” additions (deductions)	“Less” deductions		Balance at end of year
Year ended December 31, 2011

Allowance for doubtful accounts	$4,761	9,217		0	8,331		5,647

Insurance reserves	$28,067	46,287	[1]	0	43,806	[2]	30,548

Year ended December 31, 2010

Allowance for doubtful accounts	$4,086	8,658		0	7,983		4,761

Insurance reserves	$23,722	47,848	[1]	0	43,503	[2]	28,067

Year ended December 31, 2009

Allowance for doubtful accounts	$2,660	9,409		0	7,983		4,086

Insurance reserves	$18,967	48,203	[1]	0	43,448	[2]	23,722

[1]	Includes costs and expenses incurred for premiums and claims related to health and general insurance.
[2]	Includes costs and expenses paid for premiums and claims related to health and general insurance.

See accompanying Report of Independent Registered Public Accounting Firm incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2012

FASTENAL COMPANY

By	/s/ Willard D. Oberton
Willard D. Oberton, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 9, 2012

By	/s/ Willard D. Oberton	By	/s/ Daniel L. Florness
	Willard D. Oberton, Chief Executive Officer		Daniel L. Florness, Chief Financial Officer
	(Principal Executive Officer) and		(Principal Financial Officer and
	Director		Principal Accounting Officer)

By	/s/ Robert A. Kierlin	By	/s/ Stephen M. Slaggie
	Robert A. Kierlin, Director (Chairman)		Stephen M. Slaggie, Director

By	/s/ Michael M. Gostomski	By	/s/ Michael J. Dolan
	Michael M. Gostomski, Director		Michael J. Dolan, Director

By	/s/ Reyne K. Wisecup	By	/s/ Hugh L. Miller
	Reyne K. Wisecup, Director		Hugh L. Miller, Director

By	/s/ Michael J. Ancius	By	/s/ Scott A. Satterlee
	Michael J. Ancius, Director		Scott A. Satterlee, Director

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	Incorporated by Reference
3.2	Restated By-Laws of Fastenal Company	Incorporated by Reference
10.1	Description of Bonus Arrangements for Executive Officers	Incorporated by Reference
10.2	Fastenal Company Stock Option Plan	Incorporated by Reference
10.3	Fastenal Company Incentive Plan	Incorporated by Reference
13	Portions of 2011 Annual Report to Shareholders not included in this	Electronically Filed
Form 10-K (only those sections specifically incorporated by
reference in this Form 10-K shall be deemed filed with the SEC)
21	List of Subsidiaries	Electronically Filed
23	Consent of Independent Registered Public Accounting Firm	Electronically Filed
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed
32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed
EX 101.INS	XBRL Instance Document	Electronically Filed
EX 101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Filed
EX 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Electronically Filed
EX 101.DEF	XBRL Taxonomy Definition Linkbase Document	Electronically Filed
EX 101.LAB	XBRL Taxonomy Label Linkbase Document	Electronically Filed
EX 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Electronically Filed