Form 10-Q
period 2012-03-31
FASTENAL CO
filed 2012-04-20
CIK 815556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012, or

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at April 10, 2012
Common Stock, par value $.01 per share	296,071,374

FASTENAL COMPANY

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share information)

	(Unaudited) March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$198,878	117,676
Marketable securities	27,194	27,165
Trade accounts receivable, net of allowance for doubtful accounts of $5,814 and $5,647, respectively	386,882	338,594
Inventories	647,886	646,152
Deferred income tax assets	14,838	16,718
Other current assets	74,297	89,833

Total current assets	1,349,975	1,236,138

Property and equipment, less accumulated depreciation	450,239	435,601
Other assets, net	13,118	13,209

Total assets	$1,813,332	1,684,948

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$76,113	73,779
Accrued expenses	113,096	111,962
Income taxes payable	47,018	2,077

Total current liabilities	236,227	187,818

Deferred income tax liabilities	38,137	38,154

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	0	0
Common stock, 400,000,000 shares authorized, 296,071,374 and 295,258,674 shares issued and outstanding, respectively	2,961	2,953
Additional paid-in capital	43,880	16,856
Retained earnings	1,474,368	1,424,371
Accumulated other comprehensive income	17,759	14,796

Total stockholders’ equity	1,538,968	1,458,976

Total liabilities and stockholders’ equity	$1,813,332	1,684,948

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Amounts in thousands except earnings per share)

	(Unaudited) Three months ended March 31,
	2012	2011
Net sales	$768,875	640,583

Cost of sales	374,698	307,203

Gross profit	394,177	333,380

Operating and administrative expenses	232,970	204,692
Loss on sale of property and equipment	174	25

Operating income	161,033	128,663

Interest income	96	148

Earnings before income taxes	161,129	128,811

Income tax expense	60,935	49,264

Net earnings	$100,194	79,547

Basic net earnings per share	$0.34	0.27

Diluted net earnings per share	$0.34	0.27

Basic weighted average shares outstanding	295,538	294,861

Diluted weighted average shares outstanding	296,927	295,429

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	(Unaudited) Three months ended March 31,
	2012	2011
Net earnings	$100,194	79,547

Other comprehensive income, net of tax:

Foreign currency translation adjustments	1,829	1,319

Change in marketable securities	14	88

Other comprehensive income	1,843	1,407

Comprehensive income	102,037	80,954

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	(Unaudited) Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$100,194	79,547
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	12,415	10,481
Loss on sale of property and equipment	174	25
Bad debt expense	2,329	2,267
Deferred income taxes	1,863	(56)
Stock based compensation	1,050	900
Amortization of non-compete agreements	148	148
Changes in operating assets and liabilities:
Trade accounts receivable	(50,617)	(57,819)
Inventories	(1,734)	(19,082)
Other current assets	15,536	8,757
Accounts payable	2,334	8,045
Accrued expenses	1,134	(3,934)
Income taxes	44,941	43,220
Other	2,421	1,785

Net cash provided by operating activities	132,188	74,284

Cash flows from investing activities:
Purchase of property and equipment	(28,212)	(21,206)
Proceeds from sale of property and equipment	985	621
Net (increase) decrease in marketable securities	(29)	463
(Increase) decrease in other assets	(57)	220

Net cash used in investing activities	(27,313)	(19,902)

Cash flows from financing activities:
Proceeds from exercise of stock options	18,285	0
Tax benefits from exercise of stock options	7,697	0
Payment of dividends	(50,197)	(73,715)

Net cash used in financing activities	(24,215)	(73,715)

Effect of exchange rate changes on cash	542	488

Net increase (decrease) in cash and cash equivalents	81,202	(18,845)

Cash and cash equivalents at beginning of period	117,676	143,693

Cash and cash equivalents at end of period	$198,878	124,848

Supplemental disclosure of cash flow information:
Cash paid during each period for income taxes	$21,828	6,100

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information and where otherwise noted)

March 31, 2012 and 2011

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as the Company, Fastenal, or by terms such as we, our, or us) have been prepared in accordance with United States generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in our consolidated financial statements as of and for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-06, Comprehensive Income (Topic 820). This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This accounting standard update became effective beginning in our first quarter of fiscal 2012. In December 2011, the FASB issued ASU No. 2011-12 which indefinitely defers the guidance related to the presentation of reclassification adjustments only. The adoption of this accounting standard update resulted in financial statement presentation changes only.

Stock split – On April 19, 2011, our board of directors declared a two-for-one stock split with respect to our common stock. This stock split became effective at the close of business on May 20, 2011. All historical share and per share amounts in this report have been adjusted to reflect the impact of this stock split.

(2) Marketable Securities

We follow a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to measurements involving unobservable inputs (Level 3). The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs include other inputs that are directly or indirectly observable in the marketplace.

•	Level 3 inputs are unobservable inputs which are supported by little or no market activity.

The level in the fair value hierarchy within which a fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information and where otherwise noted)

March 31, 2012 and 2011

(Unaudited)

The following table presents the placement in the fair value hierarchy of assets that are measured at fair value on a recurring basis at period end:

March 31, 2012:	Total	Level 1	Level 2	Level 3
Common stock	$347	347	0	0
Government and agency securities	26,847	26,847	0	0

Total available-for-sale securities	$27,194	27,194	0	0

December 31, 2011:	Total	Level 1	Level 2	Level 3
Common stock	$320	320	0	0
Government and agency securities	26,845	26,845	0	0

Total available-for-sale securities	$27,165	27,165	0	0

March 31, 2011:	Total	Level 1	Level 2	Level 3
Common stock	$337	337	0	0
State and municipal bonds	4,548	0	4,548	0
Government and agency securities	25,871	25,871	0	0

Total available-for-sale securities	$30,756	26,208	4,548	0

There were no transfers between levels during the three month periods ended March 31, 2012 and March 31, 2011.

As of March 31, 2012, December 31, 2011, and March 31, 2011, our financial assets that are measured at fair value on a recurring basis consisted of common stock and debt securities. The government and agency securities have a maturity of twelve months.

Marketable securities, all treated as available-for-sale securities at period end, consist of the following:

March 31, 2012:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Common stock	$197	150	0	347
Government and agency securities	26,857	0	(10)	26,847

Total available-for-sale securities	$27,054	150	(10)	27,194

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information and where otherwise noted)

March 31, 2012 and 2011

(Unaudited)

December 31, 2011:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Common stock	$197	123	0	320
Government and agency securities	26,851	0	(6)	26,845

Total available-for-sale securities	$27,048	123	(6)	27,165

March 31, 2011:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Common stock	$183	154	0	337
State and municipal bonds	4,560	0	(12)	4,548
Government and agency securities	25,851	20	0	25,871

Total available-for-sale securities	$30,594	174	(12)	30,756

The unrealized gains and losses recorded in accumulated other comprehensive income and the realized gains and losses recorded in earnings were immaterial during the periods reported in these consolidated financial statements.

Future maturities of our available-for-sale securities consist of the following:

	Less than 12 months		Greater than 12 months
March 31, 2012:	Amortized cost	Fair value	Amortized cost	Fair value
Common stock	$197	347	0	0
Government and agency securities	26,857	26,847	0	0

Total available-for-sale securities	$27,054	27,194	0	0

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information and where otherwise noted)

March 31, 2012 and 2011

(Unaudited)

(3) Stockholders’ Equity – See note (1) regarding our stock split.

Our authorized and issued shares (share amounts stated in whole numbers) consist of the following:

	Par Value	March 31, 2012	December 31, 2011	March 31, 2011
Preferred Stock	$.01/share
Shares authorized		5,000,000	5,000,000	5,000,000
Shares issued		0	0	0
Common Stock	$.01/share
Shares authorized		400,000,000	400,000,000	400,000,000
Shares issued		296,071,374	295,258,674	294,861,424

Dividends

On April 17, 2012, our board of directors declared a dividend of $0.17 per share of common stock. This dividend is to be paid in cash on May 30, 2012 to shareholders of record at the close of business on May 2, 2012. Historically, we have paid semi-annual dividends, which were typically paid in the first and third quarters. In 2010 and 2008, we paid a supplemental dividend in the fourth quarter. In 2011, our board of directors declared a semi-annual dividend in January, and then switched to a quarterly dividend in April, July, and October. Our board of directors expect to continue paying quarterly dividends, provided the future determination as to payment of dividends will depend on the financial needs of the Company and such other factors as deemed relevant by the board of directors.

The following table presents the dividends paid previously and declared by our board of directors for future payment by quarter:

	2012		2011
First quarter		$0.17	0.25
Second quarter		$0.17	0.13
Third quarter	$		0.13
Fourth quarter	$		0.14

Total		$0.34	0.65

Stock Options

On April 17, 2012, our compensation committee of the board of directors approved and our board of directors ratified the grant under our employee stock option plan, effective at the close of business that day, of options to purchase approximately 1.2 million shares of our common stock at a strike price of $54.00 per share. The closing stock price on the date of grant was $49.01 per share.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information and where otherwise noted)

March 31, 2012 and 2011

(Unaudited)

The following tables summarize the details of grants made under our stock option plan of options that have been granted and are outstanding, and the assumptions used to value these options. All options granted were effective at the close of business on the date of grant.

		Option	Closing
		exercise	stock price	March 31, 2012
	Options	(strike)	on date	Options	Options
Date of grant	granted	price	of grant	outstanding	vested
April 19, 2011	410,000	$35.00	$31.78	400,000	0
April 20, 2010	530,000	$30.00	$27.13	390,000	0
April 21, 2009	790,000	$27.00	$17.61	590,000	0
April 15, 2008	550,000	$27.00	$24.35	350,000	0
April 17, 2007	4,380,000	$22.50	$20.15	2,555,050	1,040,050

Date of grant	Risk-free interest rate	Expected life of option in years	Expected dividend yield	Expected stock volatility	Estimated fair value of stock option
April 19, 2011	2.1%	5.00	1.6%	39.33%	$11.20
April 20, 2010	2.6%	5.00	1.5%	39.10%	$8.14
April 21, 2009	1.9%	5.00	1.0%	38.80%	$3.64
April 15, 2008	2.7%	5.00	1.0%	30.93%	$7.75
April 17, 2007	4.6%	4.85	1.0%	31.59%	$5.63

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

March 31, 2012 and 2011

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

Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the three month periods ended March 31, 2012 and 2011 was $1,050 and $900, respectively. Unrecognized compensation expense related to outstanding stock options as of March 31, 2012 was $13,981 and is expected to be recognized over a weighted average period of 4.53 years. Any future changes in estimated forfeitures will impact this amount.

Earnings Per Share

The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive (share amounts stated in whole numbers):

	Three-month period
Reconciliation	2012	2011
Basic-weighted average shares outstanding	295,538,402	294,861,424
Weighted shares assumed upon exercise of stock options	1,388,821	567,518

Diluted-weighted average shares outstanding	296,927,223	295,428,942

	Three-month period
Summary of anti-dilutive options excluded	2012	2011
Options to purchase shares of common stock	0	809,888
Weighted-average exercise price of options	$0.00	$28.61

Any dilutive impact summarized above would relate to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive option securities then outstanding.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information and where otherwise noted)

March 31, 2012 and 2011

(Unaudited)

(4) Income Taxes

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

As of March 31, 2012 and 2011, the Company had $5,517 and $3,800, respectively, of liabilities recorded related to unrecognized tax benefits. Included in this liability for unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. The Company does not anticipate its total unrecognized tax benefits will change significantly during the next 12 months.

(5) Operating Leases

We lease certain pick-up trucks under operating leases. These leases have a non-cancellable lease term of one year, with renewal options for up to 72 months. The pick-up truck leases include an early buy out clause we generally exercise, thereby giving the leases an effective term of 28-36 months. Certain operating leases for vehicles contain residual value guarantee provisions which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $46,629. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote, except for a $576 loss on disposal reserve provided at March 31, 2012. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized when we sell or dispose of the vehicle or at the end of the lease term.

(6) Subsequent Events

On April 17, 2012, our board of directors declared a dividend of $0.17 per share. This dividend is discussed in footnote (3) ‘Stockholders’ Equity’.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share information and where otherwise noted)

March 31, 2012 and 2011

(Unaudited)

(7) Contingencies

In early February 2010, we received a letter from a California fastener supplier dated January 26, 2010. This letter threatened to sue us for an alleged violation of an exclusive distribution arrangement this supplier believes exists between our organizations. In addition to the letter, this supplier provided a press release and a video regarding the claim which they threatened to make public unless we agreed to mediation of the claim. Shortly after receipt of this letter, we performed a preliminary internal review to understand (1) who this supplier was and (2) the nature of our relationship with this supplier. Based on that review, we determined (1) this supplier manufactures a niche type of fastener and (2) the total volume of purchases by us, from all suppliers, over the purported term of the alleged exclusivity arrangement of this niche type of fastener did not exceed $1 million. Following completion of our preliminary internal review, we requested additional information and documentation from the supplier. The supplier’s response failed to provide the requested information and documentation. By letter dated February 26, 2010, we quantified for the supplier our total volume of purchases as discussed above and informed the supplier that we believed their claim was grossly exaggerated and completely unsupported. We have not received any direct response to our February 26, 2010 letter. On May 3, 2010, this supplier filed suit in Arkansas federal court alleging damages. In response, we filed a motion to dismiss. This motion to dismiss was denied on August 16, 2010. We subsequently filed two motions for summary judgment. The first summary judgment motion was partially denied.

On August 24, 2011, the court issued an order granting Fastenal’s second motion for summary judgment in its entirety. On September 8, 2011, this supplier filed an appeal in connection with the order granting Fastenal’s second motion for summary judgment. On December 16, 2011, the court issued an order granting, in part, Fastenal’s request to recover on its Bill of Costs and Petition for Attorney’s Fees from this supplier, which order this supplier appealed on January 9, 2012. Both appealed orders are pending. Based on current information, we believe the prospect that we will incur a material liability as a result of this claim is remote. While we are not required to disclose this matter under the rules of the Securities and Exchange Commission (‘SEC’), we initially disclosed the existence of this threat in February 2010 (in our 2009 annual report on Form 10-K) as we believed our disclosure was prudent due to the alleged amount ($180 million) of the claim and the threat to make these allegations public.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements. (Dollar amounts are stated in thousands except for per share amounts and where otherwise noted.)

BUSINESS AND OPERATIONAL OVERVIEW:

Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of approximately 2,600 company owned stores. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance and repair operations (MRO). The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our product include farmers, ranchers, truckers, railroads, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our stores and customers are primarily located in North America.

The third quarter of 2008 included the final months of an inflationary period related to both steel prices (approximately 50% of our sales consist of some type of fastener – nuts, bolts, screws, etc. – most of which are made of steel) and energy prices (a meaningful item for a store based distributor with a large trucking fleet).

In the past decade, we have experienced periods of inflation and deflation related to steel prices. In the fourth quarter of 2008, and throughout much of 2009, we experienced deflation in steel prices. When the swings are dramatic, this can hurt our gross margins because we are selling expensive inventory on the shelf at declining prices. This hurt our gross margins in 2009. The drop in energy costs over the same period provided some relief, but it was small in comparison to the impact of the steel deflation. The deflation of 2009 ended and these conditions normalized and allowed our gross margins to recover into a more normal range beginning in 2010. (See later discussion on gross margins.)

Similar to previous quarters, we have included comments regarding several aspects of our business:

(1)	Monthly sales changes, sequential trends, and end market performance – a recap of our recent sales trends and some insight into the activities with different end markets.

(2)	Growth drivers of our business – a recap of how we grow our business.

(3)	Profit drivers of our business – a recap of how we increase our profits.

(4)	Statement of earnings information – a recap of the components of our income statement.

(5)	Operational working capital, balance sheet, and cash flow – a recap of the operational working capital utilized in our business, and the related cash flow.

While reading these items, it is helpful to appreciate several aspects of our marketplace: (1) it’s big, the North American marketplace for industrial supplies is estimated to be in excess of $160 billion per year (and we have expanded beyond North America), (2) no company has a significant portion of this market, (3) many of the products we sell are individually inexpensive, (4) when our customer needs something quickly or unexpectedly our local store is a quick source, and (5) the cost to manage and procure these products can be significant.

Our motto is Growth through Customer Service. This is important given the points noted above. We believe in efficient markets – to us, this means we can grow our market share if we provide the greatest value to the customer. We believe our ability to grow is amplified if we can service our customer at the closest economic point of contact.

The concept of growth is simple, find more customers every day and increase your activity with them. However, execution is hard work. First, we recruit service minded individuals to support our customers and their business. Second, we operate in a decentralized fashion to help identify the greatest value for our customers. Third, we build a great machine behind the store to operate efficiently and to help identify new business solutions. Fourth, we do these things every day. Finally, we strive to generate strong profits; these profits produce the cash flow necessary to fund the growth and to support the needs of our customers.

SALES GROWTH:

Net sales and growth rates in net sales were as follows:

	Three-month period
	2012	2011
Net sales	$768,875	640,583
Percentage change	20.0%	23.0%

The increase in net sales in the first three months of 2012 and 2011 came primarily from higher unit sales. Our growth in net sales was impacted by inflationary price changes in our products, but the impact was limited. Our growth in net sales was not meaningfully impacted by the introduction of new products or services, with one exception, our FAST SolutionsSM (industrial vending) initiative did stimulate faster growth (discussed later in this document). The higher unit sales resulted primarily from increases in sales at older store locations (discussed below and again later in this document) and to a lesser degree the opening of new store locations in the last several years. The growth in net sales at the older store locations was due to the growth drivers of our business (discussed later in this document), and in the case of 2011, the moderating impacts of the current recessionary environment. The change in currencies in foreign countries (primarily Canada) relative to the United States dollar lowered our daily sales growth rate by 0.3% in the first quarter of 2012 and increased our daily sales growth rate by 0.9% in the first quarter of 2011.

The stores opened greater than two years represent a consistent ‘same store’ view of our business (store sites opened as follows: 2012 group – opened 2010 and earlier, and 2011 group – opened 2009 and earlier). However, the impact of the economy is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2012 group – opened 2007 and earlier, and 2011 group – opened 2006 and earlier) and opened greater than ten years (store sites opened as follows: 2012 group – opened 2002 and earlier, and 2011 group – opened 2001 and earlier). These two groups of stores are more cyclical due to the increased market share they enjoy in their local markets. The daily sales change for each of these groups was as follows:

	2012	2011
Store Age
Opened greater than 2 years	17.4%	18.0%
Opened greater than 5 years	16.2%	17.5%
Opened greater than 10 years	14.4%	15.0%

Note: The age groups above are measured as of the last day of each respective calendar year.

SALES BY PRODUCT LINE:

The mix of sales from the original fastener product line and from the other product lines was as follows:

	Three-month period
	2012	2011
Fastener product line	45.5%	47.6%
Other product lines	54.5%	52.4%

	100.0%	100.0%

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

MONTHLY SALES CHANGES:

All company sales – During the months in 2012, 2011, and 2010, all of our selling locations, when combined, had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2012	21.3%	20.0%	19.3%
2011	18.8%	21.5%	22.8%	23.2%	22.6%	22.5%	22.4%	20.0%	18.8%	21.4%	22.2%	21.2%
2010	2.4%	4.4%	12.1%	18.6%	21.1%	21.1%	24.4%	22.1%	23.5%	22.4%	17.9%	20.9%

The growth in the first quarter of 2012 generally continues the relative strength we saw in 2011 and in most of 2010. The change in currencies in foreign countries (primarily Canada) relative to the United States dollar lowered our daily sales growth rate by 0.3% during the first three months of 2012.

Stores opened greater than two years – Our stores opened greater than two years (store sites opened as follows: 2012 group – opened 2010 and earlier, 2011 group – opened 2009 and earlier, and 2010 group – opened 2008 and earlier) represent a consistent ‘same-store’ view of our business. During the months in 2012, 2011, and 2010, the stores opened greater than two years had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2012	18.8%	17.1%	16.8%
2011	16.0%	18.4%	19.4%	19.6%	19.2%	19.1%	18.7%	16.5%	15.2%	18.0%	18.5%	17.5%
2010	0.6%	2.3%	9.6%	16.3%	18.5%	18.3%	21.3%	19.2%	19.8%	18.8%	14.1%	16.8%

Stores opened greater than five years – The impact of the economy, over time, is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2012 group – opened 2007 and earlier, 2011 group – opened 2006 and earlier, and 2010 group – opened 2005 and earlier). This group is more cyclical due to the increased market share they enjoy in their local markets. During the months in 2012, 2011, and 2010, the stores opened greater than five years had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2012	17.4%	15.8%	15.7%
2011	15.3%	17.9%	19.2%	19.1%	17.9%	18.2%	17.3%	15.2%	14.5%	17.0%	17.4%	16.9%
2010	-2.1%	-0.5%	7.4%	14.9%	17.3%	16.2%	19.8%	18.2%	18.9%	17.9%	13.2%	16.0%

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

History has identified these landings in our business cycle. They generally relate to months with impaired business days (certain holidays). The first landing centers on Easter, which alternates between March and April (Easter occurred in April in both 2012 and 2011), the second landing centers on July 4th, and the third landing centers on the approach of winter with its seasonal impact on primarily our construction business and with the Christmas / New Year holidays. The holidays we noted impact the trends because they either move from month-to-month or because they move around during the week.

The table below shows the pattern to our sequential change in our daily sales. The line labeled ‘Past’ is an historical average of our sequential daily sales change for the period 1998 to 2003. We chose this time frame because it had similar characteristics, a weaker industrial economy in North America, and could serve as a benchmark for a possible trend line. The ‘2012’, ‘2011’, and ‘2010’ lines represent our actual sequential daily sales changes. The ‘12Delta’ line is the difference between the ‘Past’ and ‘2012’; similarly, the ‘11Delta’ is the difference between the ‘Past’ and ‘2011’ and the ‘10Delta’ is the difference between the ‘Past’ and ‘2010’.

	Jan.(1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.
Past	0.9%	3.3%	2.9%	-0.3%	3.4%	2.8%	-2.3%	2.6%	2.6%	-0.7%

2012	-0.3%	0.5%	6.4%
12Delta	-1.2%	-2.8%	3.5%

2011	-0.2%	1.6%	7.0%	0.9%	4.3%	1.7%	-1.0%	1.4%	3.4%	0.7%
11Delta	-1.1%	-1.7%	4.1%	1.2%	0.9%	-1.1%	1.3%	-1.2%	0.8%	1.4%

2010	2.9%	-0.7%	5.9%	0.6%	4.8%	1.7%	-1.0%	3.5%	4.5%	-1.5%
10Delta	2.0%	-4.0%	3.0%	0.9%	1.4%	-1.1%	1.3%	0.9%	1.9%	-0.8%

(1)	The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.

A graph of the sequential daily sales change pattern discussed above, starting with a base of ‘100’ in the previous October and ending with the next October, would be as follows:

During the last several years, our business has started with a weaker sequential pattern in the period from January to February. This was then followed by a very strong February to March pattern, a trend that continued in 2012.

END MARKET PERFORMANCE:

Fluctuations in end market business – The sequential trends noted above were directly linked to fluctuations in our end markets. To place this in perspective – approximately 50% of our business has historically been with customers engaged in some type of manufacturing. The daily sales to these customers grew in the first, second, third, and fourth quarters (when compared to the same quarter in the previous year), and for the year, as follows:

	Q1	Q2	Q3	Q4	Annual
2012	20.3%
2011	15.5%	18.5%	18.3%	21.0%	20.0%
2010	15.7%	29.8%	30.6%	17.7%	22.4%

The growth was more pronounced in our industrial production business (this is business where we supply products that become part of the finished goods produced by our customers) and less pronounced in the maintenance portion of our manufacturing business (this is business where we supply products that maintain the facility or the equipment of our customers engaged in manufacturing). This corresponds to the 2009 contraction, which was more severe in our industrial production business and less severe in the maintenance portion of our manufacturing business. These patterns are influenced by the movements noted in the Purchasing Manufacturers Index (‘PMI’) published by the Institute for Supply Management (http://www.ism.ws/), which is a composite index of economic activity in the manufacturing sector. The PMI in 2012, 2011, and 2010 was as follows:

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2012	54.1	52.4	53.4
2011	59.9	59.8	59.7	59.7	54.2	55.8	51.4	52.5	52.5	51.8	52.2	53.1
2010	56.7	55.8	59.3	59.0	58.8	56.0	55.7	57.4	56.4	57.0	58.0	57.3

Our non-residential construction customers have historically represented 20% to 25% of our business. The daily sales to these customers grew or contracted in the first, second, third, and fourth quarters (when compared to the same quarter in the previous year), and for the year, as follows:

	Q1	Q2	Q3	Q4	Annual
2012	17.1%
2011	17.7%	15.8%	15.8%	17.4%	17.1%
2010	-14.7%	0.5%	6.3%	10.3%	-0.3%

A graph of the sequential daily sales trends to these two end markets in 2012, 2011, and 2010, starting with a base of ‘100’ in the previous October and ending with the next October, would be as follows:

GROWTH DRIVERS OF OUR BUSINESS

We grow by continuously adding customers and by increasing the activity with each customer. We believe this growth is enhanced by our close proximity to our customers, which allows us to provide a range of services and product availability that our competitors can’t easily match. Historically, we expanded our reach by opening stores at a very fast pace. These openings were initially in the United States, but expanded beyond the United States beginning in the mid 1990’s.

In our first ten years of being public (1987 to 1997), we opened stores at a rate approaching 30% per year. Subsequent to this, we opened stores at a rate closer to 10% to 15%, and, over the last five years, at a rate of approximately 3% to 8% (we currently expect 4% to 6% for 2012). As we gained proximity to more customers, we continued to diversify our growth drivers – this was done to provide existing store personnel with more tools to grow their business organically – the results of this are reflected in our earlier discussion on sales growth at stores opened greater than five years. In the early 1990’s, we began to expand our product lines, and we added new product knowledge to our bench. This was our first big effort to diversify our growth drivers. The next big item began in the mid to late 1990’s when we began to add sales personnel with certain specialties or focus. This began with our National Accounts group in 1995, and, over time, has expanded to include individuals dedicated to: (1) government sales, (2) internet sales, (3) specific products (most recently metal working), and (4) FAST SolutionsSM (industrial vending).

We believe our FAST SolutionsSM (industrial vending) have the potential to be transformative to industrial distribution. We also believe we have a ‘first mover’ advantage, and are investing to maximize the advantage. At our investor day in May 2011, we discussed our progress with FAST SolutionsSM (industrial vending). In addition to our discussion regarding progress, we discussed our goals with the rollout of the vending machines. One of the goals we identified related to our rate of ‘machine signings’ (the first category below) – our goal was simple, sign 2,500+ machines per quarter (or an annualized run rate of 10,000 machines). The following table includes some statistics regarding this business:

		Q1	Q2	Q3	Q4
Number of vending machines in contracts signed during the period[1]	2012	4,568
	2011	1,405	2,107	2,246	2,084
	2010	257	420	440	792

Cumulative machines installed[2]	2012	9,798
	2011	2,659	3,867	5,642	7,453
	2010	892	1,184	1,515	1,925

Percent of total net sales to customers with vending machines[3]	2012	17.8%
	2011	8.9%	10.5%	13.1%	15.7%
	2010	3.4%	4.6%	6.1%	7.5%

Daily sales growth to customers with vending machines[4]	2012	33.9%
	2011	50.6%	43.9%	42.5%	40.7%
	2010	37.4%	54.0%	56.4%	60.2%

[1]	This represents the gross number of machines signed during the quarter, not the number of contracts.
[2]	This represents the number of machines installed and producing revenue on the last day of the quarter.
[3]	The percentage of total sales (vended and traditional) to customers currently using a vending solution.
[4]	The growth in total sales (vended and traditional) to customers currently using a vending solution compared to the comparable period in the preceding year.

We are pleased with the increases in the number of vending machine contracts signed, and with our ability to install machines. We increased our installed machine base by 2,345 machines (9,798 versus 7,453) in the first quarter of 2012, by 734 machines (2,659 versus 1,925) in the first quarter of 2011, and by 325 machines (892 versus 567) in the first quarter of 2010.

PROFIT DRIVERS OF OUR BUSINESS

We grow our profits by continuously looking for ways to grow sales, and by improving our relative profitability. We also grow our profits by allowing our inherent profitability to shine through – we refer to this as the ‘pathway to profit’. The distinction is important.

We achieve improvements in our relative profitability by increasing our gross margin, by structurally lowering our operating expenses, or both. We advance on the ‘pathway to profit’ by increasing the average store size (measured in terms of monthly sales), and allowing the store mix to improve our profits. This is best explained by comparing the varying profitability of our ‘traditional’ stores in the table below. The average store size for the group, and the average age, number of stores, and pre-tax earnings data by store size for the first quarter of 2012, 2011, and 2010, respectively, were as follows:

Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Earnings Percentage
Three months ended March 31, 2012			Average store sales = $86,449

$0 to $30,000	4.4	289	11.1%	-17.4%
$30,001 to $60,000	7.6	795	30.4%	11.9%
$60,001 to $100,000	9.9	719	27.5%	21.5%
$100,001 to $150,000	12.5	419	16.0%	24.9%
Over $150,000	15.6	287	11.0%	28.4%
Strategic Account/Overseas Store		102	3.9%

Company Total		2,611	100.0%	21.0%

Three months ended March 31, 2011			Average store sales = $74,421

$0 to $30,000	4.2	397	15.7%	-12.2%
$30,001 to $60,000	7.5	874	34.7%	12.6%
$60,001 to $100,000	10.2	668	26.5%	22.2%
$100,001 to $150,000	12.4	310	12.3%	25.5%
Over $150,000	15.7	193	7.7%	27.5%
Strategic Account/Overseas Store		80	3.2%

Company Total		2,522	100.0%	20.1%

Three months ended March 31, 2010			Average store sales = $62,728

$0 to $30,000	4.4	508	21.2%	-14.6%
$30,001 to $60,000	7.5	925	38.7%	11.3%
$60,001 to $100,000	10.1	554	23.2%	21.3%
$100,001 to $150,000	12.9	230	9.6%	24.9%
Over $150,000	16.4	109	4.6%	26.5%
Strategic Account/Overseas Store		66	2.8%

Company Total		2,392	100.0%	17.4%

Note – Amounts may not foot due to rounding difference.

There are two aspects of our business that can be noted. First, by improving our relative profitability of the various store categories, we amplified the ‘pathway to profit’. Second, as our stores grow their sales, the level of profitability improves due to the natural leverage of the business. This creates what we call the ‘pathway to profit’. When we originally announced the ‘pathway to profit’ strategy in 2007, our goal was to increase our pre-tax earnings, as a percentage of sales, from 18% to 23%. This goal was to be accomplished by slowly moving the mix from the first three categories ($0 to $30,000, $30,001 to $60,000, and $60,001 to $100,000) to the last three categories ($60,001 to $100,000, $100,001 to $150,000, and over $150,000) and by increasing the average store sales to approximately $125,000 per month. The weak economic environment in 2009 caused our average store size to decrease, and consequently lowered our level of profitability; however, subsequent to this period we improved our gross margin and lowered our operating expenses. This improvement allowed us to amplify the ‘pathway to profit’ and effectively lowered the average store size required to hit our 23% goal. Today we believe we can accomplish our ‘pathway to profit’ goal with an average store size of approximately $100,000 to $110,000 per month.

Note – Dollar amounts in this section are presented in whole dollars, not thousands.

Store Count and Full-Time Equivalent (FTE) Headcount – The table that follows highlights certain impacts on our business of the ‘pathway to profit’ since its introduction in 2007. Under the ‘pathway to profit’ we increased both our store count and our store FTE headcount during 2007 and 2008. However, the rate of increase in store locations slowed and our FTE headcount for all types of personnel was reduced when the economy weakened late in 2008. In the table that follows, we refer to our ‘store’ net sales, locations, and personnel. When we discuss ‘store’ net sales, locations, and personnel, we are referring to (1) ‘Fastenal’ stores and (2) strategic account stores. ‘Fastenal’ stores are either a ‘traditional’ store, the typical format in the United States or Canada, or an ‘overseas’ store, which is the typical format outside the United States and Canada. This is discussed in greater detail in our 2011 annual report on Form 10-K. Strategic account stores are stores that are focused on selling to a group of large customers in a limited geographic market. The sales, outside of our ‘store’ group, relate to either (1) our in-plant locations, (2) the portion of our internally manufactured product that is sold directly to a customer and not through a store (including our Holo-Krome business acquired in December 2009), or (3) our direct import business.

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

	Q1	Q3	Q1	Q2	Q3	Q4	Q1
	2007	2008	2011	2011	2011	2011	2012
Total net sales reported	$489,157	$625,037	$640,583	$701,730	$726,742	$697,804	$768,875
Less: Non-store sales (approximate)	40,891	57,267	78,021	85,535	88,500	86,737	92,459

Store net sales (approximate)	$448,266	$567,770	$562,562	$616,195	$638,242	$611,067	$676,416

% change since Q1 2007		26.7%	25.5%	37.5%	42.4%	36.3%	50.9%
% change (twelve months)		17.5%	25.2%	23.6%	21.1%	21.0%	20.2%

Percentage of sales through a store	92%	91%	88%	88%	88%	88%	88%

Average monthly sales per store (using ending store count)	$72	$82	$74	$80	$83	$79	$86
% change since Q1 2007		13.9%	2.8%	11.1%	15.3%	9.7%	19.4%
% change (twelve months)		9.3%	17.5%	15.9%	15.3%	16.2%	16.2%

Store locations—quarter end count	2,073	2,300	2,522	2,558	2,566	2,585	2,611
% change since Q1 2007		11.0%	21.7%	23.4%	23.8%	24.7%	26.0%
% change (twelve months)		7.2%	5.4%	6.3%	4.6%	3.8%	3.5%

Store personnel—absolute headcount	6,849	9,123	9,344	9,734	10,057	10,328	10,486
% change since Q1 2007		33.2%	36.4%	42.1%	46.8%	50.8%	53.1%
% change (twelve months)		17.9%	11.2%	15.9%	16.4%	14.1%	12.2%

Store personnel—FTE	6,383	8,280	7,825	8,254	8,629	8,684	8,900
Non-store selling personnel—FTE	616	599	779	850	920	953	998

Sub-total of all sales personnel—FTE	6,999	8,879	8,604	9,104	9,549	9,637	9,898

Distribution and manufacturing personnel—FTE [1]	1,962	2,244	2,069	2,249	2,343	2,336	2,342
Administrative personnel—FTE	767	805	760	783	811	796	796

Sub-total of non-sales personnel—FTE	2,729	3,049	2,829	3,032	3,154	3,132	3,138

Total—average FTE headcount	9,728	11,928	11,433	12,136	12,703	12,769	13,036

% change since Q1 2007

Store personnel—FTE		29.7%	22.6%	29.3%	35.2%	36.0%	39.4%
Non-store selling personnel—FTE		-2.8%	26.5%	38.0%	49.4%	54.7%	62.0%

Sub-total of all sales personnel—FTE		26.9%	22.9%	30.1%	36.4%	37.7%	41.4%

Distribution and manufacturing personnel—FTE [1]		14.4%	5.5%	14.6%	19.4%	19.1%	19.4%
Administrative personnel—FTE		5.0%	-0.9%	2.1%	5.7%	3.8%	3.8%

Sub-total of non-sales personnel—FTE		11.7%	3.7%	11.1%	15.6%	14.8%	15.0%

Total—average FTE headcount		22.6%	17.5%	24.8%	30.6%	31.3%	34.0%

% change (twelve months)

Store personnel—FTE		15.2%	11.7%	16.0%	15.8%	14.1%	13.7%
Non-store selling personnel—FTE		-2.4%	31.1%	43.8%	44.0%	33.8%	28.1%

Sub-total of all sales personnel—FTE		13.8%	13.2%	18.1%	18.0%	15.8%	15.0%

Distribution and manufacturing personnel-FTE [1]		5.4%	14.9%	19.4%	16.7%	14.5%	13.2%
Administrative personnel—FTE		7.9%	7.6%	10.7%	11.7%	7.0%	4.7%

Sub-total of non-sales personnel—FTE		6.0%	12.9%	17.0%	15.4%	12.5%	10.9%

Total—average FTE headcount		11.7%	13.2%	17.8%	17.4%	15.0%	14.0%

[1]	The distribution and manufacturing headcount was impacted by the addition of 92 employees with the acquisition of Holo-Krome in December 2009.

STATEMENT OF EARNINGS INFORMATION (percentage of net sales) for the periods ended March 31:

	Three-month period
	2012	2011
Net sales	100.0%	100.0%
Gross profit	51.3%	52.0%

Operating and administrative expenses	30.3%	32.0%
Loss on sale of property and equipment	0.0%	0.0%

Operating income	20.9%	20.1%

Interest income	0.0%	0.0%

Earnings before income taxes	21.0%	20.1%

Note – Amounts may not foot due to rounding difference.

Gross profit – percentage for the first quarter of 2012 decreased from the same period in 2011. Sequentially, the gross profit increased from the fourth quarter of 2011.

The gross profit percentage in the first, second, third and fourth quarters was as follows:

	Q1	Q2	Q3	Q4
2012	51.3%
2011	52.0%	52.2%	51.9%	51.2%
2010	51.1%	52.1%	51.8%	52.0%

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

We believe a normal gross profit percentage range for our business is 51% to 53%. This is based on our current mix of products, geographies, end markets, and end market uses (such as industrial production business versus maintenance business). Our business operated below our expected gross profit range at the end of 2009, and expanded into the low end of this range during 2010. In the second quarter of 2010, we moved into the middle of the range as the three components of gross profit improved, the contribution being split fairly evenly between the three components. We remained in the middle of the range until the fourth quarter of 2011. In the fourth quarter of 2011, our gross margin felt pressure and dropped to the lower end of the range. This drop was primarily due to changes in our transactional margin (primarily due to changes in product and customer mix), lower vendor incentive gross profit, and lower freight utilization. The latter two items created half of the gross margin drop and are more of a seasonal issue. In the first quarter of 2012, our gross margin improved nominally over the previous quarter. This was primarily caused by the seasonal improvement of vendor volume allowances as rising fuel prices offset our improvements in freight utilization.

Operating and administrative expenses – improved relative to sales in the first quarter of 2012 versus the first quarter of 2011.

Historically, our two largest components to operating and administrative expenses have consisted of employee related expenses (approximately 65% to 70%) and occupancy related expenses (approximately 15% to 20%). The remaining expenses cover a variety of items with selling transportation typically being the largest.

The three largest components of operating and administrative expenses grew as follows for the periods ended March 31 (compared to the comparable quarter in the preceding year):

	Three-month period
	2012	2011
Employee related expenses	14.9%	26.5%
Occupancy related expenses	0.3%	7.9%
Selling transportation costs	19.3%	12.7%

Employee related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. The increase in the first quarter of 2012 was driven by the following factors: (1) employee headcount grew, (2) sales commissions grew, (3) bonus amounts related to our growth drivers grew (this includes items such as industrial vending bonuses and manager minimum pay adjustments), and (4) our profit sharing contribution grew. The increase in the first quarter of 2011 was driven by the following factors: (1) employee headcount grew, (2) sales commissions grew (this increase was amplified by stronger sales growth, relative to 2010, which had a meaningful impact on the commission earned and higher gross profit margins), (3) total bonuses earned increased due to our profit growth, (4) hours worked per employee grew, and (5) our profit sharing contribution grew.

Occupancy related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our stores and distribution locations, and (4) FAST SolutionsSM (industrial vending) equipment (we consider the vending equipment to be a logical extension of our store operation and classify the expense as occupancy). The increase in the first quarter of 2012 was driven by (1) a dramatic increase in the amount of FAST SolutionsSM (industrial vending) equipment as discussed earlier in this document, (2) an increase in the number of locations, and (3) increased investment in our distribution infrastructure over the last several years. This increase was partially offset by an absolute drop in the utilities expense due to a drop in natural gas prices during the heating season, a mild winter, and due to our efforts to lower energy consumption. The increase in the first quarter of 2011 was driven by the same factors noted above with one exception, in 2011 approximately 50% of the increase was due to rising utility costs.

Our selling transportation costs consist primarily of our store fleet as most of the distribution fleet costs are included in cost of sales. Selling transportation costs included in operating and administrative expenses increased in the first quarter of 2012. Most of the components of selling transportation costs increased at a rate less than sales growth, with two exceptions, the fuel component and the vehicle expense components increased more than sales growth. This was primarily related to the increase in per gallon fuel costs discussed below and the expansion of our fleet related to additions to our non-store sales personnel, particularly FAST SolutionsSM (industrial vending) vehicles. The increase in the first quarter of 2011 was primarily related to the increase in fuel costs due to the improving sales patterns and due to increases in energy costs.

The last several years have seen meaningful swings in the cost of diesel fuel and gasoline – During the first quarter of 2012, our total vehicle fuel costs were approximately $10.6 million. During the first, second, third, and fourth quarters of 2011, our total vehicle fuel costs were approximately $8.6, $10.5, $9.8, and $9.8 million, respectively. The changes resulted from variations in fuel costs, variations in the service levels provided to our stores from our distribution centers, changes in the number of vehicles at our store locations, and changes in the number of other sales centered vehicles. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of sales and the fuel utilized in our store delivery and other sales centered vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50:50 between distribution and store and other sales centered use).

The average per gallon fuel costs (in actual dollars) and the percentage change (on a year-over-year basis) for the last three years was as follows:

Per gallon average price	Q1	Q2	Q3	Q4	Annual Average[1]
2012 price
Diesel fuel	$3.92
Gasoline	$3.53

2011 price
Diesel fuel	$3.60	4.04	3.90	3.87	3.85
Gasoline	$3.22	3.78	3.62	3.37	3.50

2010 price
Diesel fuel	$2.89	3.06	2.96	3.14	3.01
Gasoline	$2.68	2.80	2.71	2.84	2.76

Per gallon price change	Q1	Q2	Q3	Q4	Annual
2012 change
Diesel fuel	8.9%
Gasoline	9.6%

2011 change
Diesel fuel	24.6%	32.0%	31.8%	23.2%	27.9%
Gasoline	20.1%	35.0%	33.6%	18.7%	26.8%

[1]	Average of the four quarterly figures contained in the table.

Income taxes – Incomes taxes, as a percentage of earnings before income taxes, were approximately 37.8% and 38.2% for the first quarter of 2012 and 2011, respectively. As our international business and profits grow over time, the lower income tax rates in those jurisdictions, relative to the United States, have begun to lower our effective tax rate.

OPERATIONAL WORKING CAPITAL:

The year-over-year comparison and the related dollar and percentage changes related to accounts receivable and inventories were as follows:

	Balance at March 31:			Twelve Month Dollar Change		Twelve Month Percentage Change
	2012	2011	2010	2012	2011	2012	2011
Accounts receivable, net	$386,882	325,685	262,463	61,197	63,222	18.8%	24.1%
Inventories	$647,886	576,451	507,243	71,435	69,208	12.4%	13.6%

Operational working capital[1]	$1,034,768	902,136	769,706	132,632	132,430	14.7%	17.2%

Sales in last two months	$522,905	437,773	358,111	85,132	79,662	19.4%	22.2%

The growth in accounts receivable noted above was driven by our sales growth in the final two months of the period. The strong growth in recent years with our international business and with large customer accounts has created some difficulty with managing the growth of accounts receivable relative to the growth in sales.

Our growth in inventory balances over time does not have as direct a relationship to our monthly sales patterns as does our growth in accounts receivable. This is impacted by other aspects of our business. For example, the dramatic economic slowdown in late 2008 and early 2009 caused our inventory to spike. This occurred because the lead time for inventory procurement is typically longer than the visibility we have into future monthly sales patterns. Over the last decade, we increased our relative inventory levels due to the following: (1) new store openings, (2) expanded stocking breadth at individual stores, (3) expanded stocking breadth at our distributions centers (for example, our master stocking hub in Indianapolis expanded its product breadth over six fold from 2006 to 2012), (4) expanded direct sourcing, (5) expanded exclusive brands (private label), and (6) expanded vending solutions. Items (4), (5), and (6), plus the impact of strong growth with national accounts and international expansion, created most of our inventory growth in the first quarter of both 2012 and 2011.

Our operational working capital improved relative to sales in the first quarter of both 2012 and 2011.

[1]	For purposes of this discussion, we are defining operational working capital as accounts receivable, net and inventory.

BALANCE SHEET AND CASH FLOW:

Our balance sheet continues to be very strong and our operations have good cash generating characteristics. During the first quarter of 2012, we generated $132,188 (or 131.9% of net earnings) of operating cash flow. Our first quarter typically has stronger cash flow characteristics due to the timing of tax payments; this benefit reverses itself in the second, third, and fourth quarters as income tax payments go out in April, June, September, and December. The remaining amounts of cash flow from operating activities are largely linked to the pure dynamics of a distribution business and its strong correlation to working capital as discussed above.

The strong free cash flow (operating cash flow less net capital expenditures) during 2010 and 2011 allowed us to increase our aggregate dividends in 2011. We paid our regular semi-annual dividend in the first quarter; subsequent to this, we declared and paid our ‘first’ second quarter dividend. With this payment, our board of directors indicated their desire to begin paying quarterly dividends. Our dividends (per share basis) were as follows in 2012 and 2011:

	2012		2011
First quarter		$0.17	0.25
Second quarter*		$0.17	0.13
Third quarter	$		0.13
Fourth quarter	$		0.14

Total		$0.34	0.65

*	The second quarter 2012 dividend was declared on April 17, 2012, with a payment date of May 30, 2012.

STOCK REPURCHASE:

We did not purchase any stock in the first three months of 2012. We currently have authority to purchase up to 1,800,000 shares.

CRITICAL ACCOUNTING POLICIES:

A discussion of the critical accounting policies related to accounting estimates is contained in our 2011 annual report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES:

Cash flow activity in dollars and as a percentage of net earnings was as follows:

	Three-month period
	2012	2011
Net cash provided by operating activities	$132,188	74,284
Net cash used in investing activities	$27,313	19,902
Net cash used in financing activities	$24,215	73,715

Net cash provided by operating activities	131.9%	93.4%
Net cash used in investing activities	27.3%	25.0%
Net cash used in financing activities	24.2%	92.7%

Net cash provided by operating activities increased from the prior year. This increase was driven by the expansion of both our absolute and relative profitability from 2011 to 2012. The increase was also driven by a slower growth in the cash required to fund our working capital growth. These include: accounts receivable changes, inventory and related accounts payable changes, and finally accrued expense and income tax payable changes.

Net cash used in investing activities changed primarily due to changes in capital expenditures and short-term investments. Property and equipment expenditures in the first three months of 2012 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, (6) the expansion of Fastenal’s distribution/trucking fleet, (7) the capital improvements to our new manufacturing property in Connecticut to support our new Holo-Krome business into the future (primarily a 2011 item), (8) the expansion of our Indianapolis, Indiana master distribution center (primarily a 2011 item), (9) the expansion of our Winona, Minnesota distribution center (primarily a 2012 item), and (10) purchases related to FAST SolutionsSM (industrial vending). Of these factors, the growth related to industrial vending created the greatest impact to our capital expenditures in 2012 and 2011. Disposals of property and equipment in both periods consisted of the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business and the disposition of real estate relating to several store locations.

Cash requirements for property and equipment expenditures were satisfied from net earnings, cash on hand, and the proceeds of disposals. We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and, to a lesser degree, from our borrowing capacity.

Net cash used in financing activities consisted of the payment of dividends, with some offset in 2012 related to exercising of stock options.

A discussion of the nature and amount of future cash commitments is contained in our 2011 annual report on Form 10-K.

ITEM 2 – (Continued)

Certain Risks and Uncertainties—This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding (1) the goals of our long-term growth strategy, ‘pathway to profit’, including the growth in average store sales and profitability expected to result from that strategy (including our belief that we can achieve targeted profitability due to an improvement in our gross margins and a lowering of our operating expenses even if our average store sales do not grow as originally expected), (2) the expected rate of new store openings, (3) our belief in the transformative nature of FAST SolutionsSM (industrial vending) and our advantage as a first mover in this area, and our goals regarding expansion of that business, (4) our expected gross profit range, (5) our board’s intent to pay quarterly dividends in the future, (6) the funding of our expansion plans, (7) our expectation that total unrecognized tax benefits will not change significantly during the next twelve months, (8) the expected unrecognized compensation expense related to stock options, (9) our ability to mitigate the effect of rising fuel prices by passing freight costs on to our customers, and (10) our expectations regarding the litigation disclosed in this report. The following factors are among those that could cause the Company’s actual results to differ materially from those predicted in such forward-looking statements: (1) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries, changes in the expected rate of new store openings, difficulties in successfully attracting and retaining additional qualified sales personnel, an inability to realize or sustain improvements in our gross margins and savings from lowering our operating expenses, and difficulties in changing our sales process could adversely impact our ability to achieve the goals of our ‘pathway to profit’ initiative, (2) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries, a change from that projected in the number of North American markets able to support stores, or an inability to recruit and retain qualified employees could cause the rate of new store openings to change from that expected, (3) a weaker level of industry acceptance or adoption of the vending technology from what we are currently experiencing could cause us to alter our plans to introduce new vending machines or cause industrial vending to be less transformative than expected, (4) our competitors could choose, over time, to open additional locations and to develop their own vending platform which could allow our competitors to replicate our local store front combined with industrial vending business model mitigating our first mover advantage, (5) changes in our current mix of products, geographies, end markets and end market uses could impact our expected gross profit range, (6) changes in our financial condition or results of operations could cause our board to modify our expected future dividend practices, (7) a change in our ability to generate free cash flow resulting from a slowdown in our sales or our inability to manage expenses could negatively impact the funding of our expansion plans, (8) changes in tax law or changes in the interpretation of tax law at the federal, state or local level could impact our expectation about total unrecognized tax benefits during the next twelve months, (9) an unexpected change in forfeiture rates due to demotion or turnover could impact the unrecognized compensation expense related to stock options, (10) our ability to pass freight costs on to our customers could be adversely impacted by, in the short term, changes in fuel prices and by competitive selling pressures, and (11) our expectations about the litigation disclosed in this report may be impacted by the disclosure of currently unknown facts and other uncertainties in the litigation including the possible expansion of claims brought by the claimants beyond those currently raised. A discussion of other risks and uncertainties which could cause our operating results to vary from anticipated results or which could materially adversely effect our business, financial condition, or operating results is included in our 2011 annual report on Form 10-K under the sections captioned Certain Risks and Uncertainties and Item 1A – Risk Factors. We assume no obligation to update any forward-looking statements or any discussions of risks and uncertainties.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks from changes in interest rates, foreign currency exchange rates, commodity steel pricing, and commodity fuel prices. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:

Interest Rates—We have a line of credit totaling $8 million which expires on August 4, 2012. The line bears interest at 0.9% over the LIBOR rate. During the quarter ended March 31, 2012, there was $0 outstanding on the line. We pay no fee for the unused portion of the line of credit.

Foreign Currency Exchange Rates—Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at March 31, 2012.

Commodity Steel Pricing—We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. During the last decade, there has been nominal movement in overall steel pricing, with some deflation occurring in the wake of the economic crisis of the Far East markets that occurred in the late 1990’s. This trend reversed to inflation in the period from late 2003 to the early part of 2005 and again from mid 2007 to the fall of 2008. In the first half of 2009, we noted meaningful deflation. Since 2009, we have noted minimal price changes except for stainless steel which tends to fluctuate over time. Stainless steel products represent approximately 5% of our sales. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.

Commodity Fuel Prices—We have market risk for changes in gasoline and diesel fuel costs. Historically this risk has been mitigated over time by our ability to pass freight costs to our customers and the efficiency of our trucking distribution network. We also have market risk for energy costs outside of transportation. This is primarily related to energy utilized in the production of products we sell (see commodity steel pricing discussion above) and the energy needed to heat or cool our extensive store network. The drop in prices related to natural gas provided some benefit to our occupancy costs in the first quarter of 2012.

ITEM 4 – CONTROLS AND PROCEDURES

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

PART II—OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In early February 2010, we received a letter from a California fastener supplier dated January 26, 2010. This letter threatened to sue us for an alleged violation of an exclusive distribution arrangement this supplier believes exists between our organizations. In addition to the letter, this supplier provided a press release and a video regarding the claim which they threatened to make public unless we agreed to mediation of the claim. Shortly after receipt of this letter, we performed a preliminary internal review to understand (1) who this supplier was and (2) the nature of our relationship with this supplier. Based on that review, we determined (1) this supplier manufactures a niche type of fastener and (2) the total volume of purchases by us, from all suppliers, over the purported term of the alleged exclusivity arrangement of this niche type of fastener did not exceed $1 million. Following completion of our preliminary internal review, we requested additional information and documentation from the supplier. The supplier’s response failed to provide the requested information and documentation. By letter dated February 26, 2010, we quantified for the supplier our total volume of purchases as discussed above and informed the supplier that we believed their claim was grossly exaggerated and completely unsupported. We have not received any direct response to our February 26, 2010 letter. On May 3, 2010, this supplier filed suit in Arkansas federal court alleging damages. In response, we filed a motion to dismiss. This motion to dismiss was denied on August 16, 2010. We subsequently filed two motions for summary judgment. The first summary judgment motion was partially denied.

On August 24, 2011, the court issued an order granting Fastenal’s second motion for summary judgment in its entirety. On September 8, 2011, this supplier filed an appeal in connection with the order granting Fastenal’s second motion for summary judgment. On December 16, 2011, the court issued an order granting, in part, Fastenal’s request to recover on its Bill of Costs and Petition for Attorney’s Fees from this supplier, which order this supplier appealed on January 9, 2012. Both appealed orders are pending. Based on current information, we believe the prospect that we will incur a material liability as a result of this claim is remote. While we are not required to disclose this matter under the rules of the Securities and Exchange Commission (‘SEC’), we initially disclosed the existence of this threat in February 2010 (in our 2009 annual report on Form 10-K) as we believed our disclosure was prudent due to the alleged amount ($180 million) of the claim and the threat to make these allegations public.

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

ITEM 6 – EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended effective as of April 17, 2012

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 8-K dated as of October 15, 2010)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from Fastenal Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on April 20, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

/s/ Willard D. Oberton
(Willard D. Oberton, Chief Executive Officer)
(Duly Authorized Officer)

Date April 20, 2012	/s/ Daniel L. Florness
(Daniel L. Florness, Chief Financial Officer)
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended effective as of April 17, 2012	Electronically Filed

3.2	Restated By-Laws of Fastenal Company	(Incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 8-K dated as of October 15, 2010)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed

101.INS	XBRL Instance Document	Electronically Filed

101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically Filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically Filed

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically Filed

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically Filed