Form 10-Q
period 2012-09-30
FASTENAL CO
filed 2012-10-18
CIK 815556

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012, or

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at October 9, 2012
Common Stock, par value $.01 per share	296,321,832

FASTENAL COMPANY

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands except share information)

	(Unaudited)
	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$195,603	117,676
Marketable securities	27,228	27,165
Trade accounts receivable, net of allowance for doubtful accounts of $6,054 and $5,647, respectively	411,033	338,594
Inventories	675,828	646,152
Deferred income tax assets	13,064	16,718
Other current assets	100,134	89,833
Total current assets	1,422,890	1,236,138
Property and equipment, less accumulated depreciation	483,935	435,601
Other assets, net	12,886	13,209
Total assets	$1,919,711	1,684,948
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$84,882	73,779
Accrued expenses	123,179	111,962
Income taxes payable	7,955	2,077
Total current liabilities	216,016	187,818
Deferred income tax liabilities	39,317	38,154
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 400,000,000 shares authorized, 296,307,832 and 295,258,674 shares issued and outstanding, respectively	2,963	2,953
Additional paid-in capital	53,038	16,856
Retained earnings	1,589,381	1,424,371
Accumulated other comprehensive income	18,996	14,796
Total stockholders’ equity	1,664,378	1,458,976
Total liabilities and stockholders’ equity	$1,919,711	1,684,948
The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Amounts in thousands except earnings per share)

	(Unaudited)		(Unaudited)
	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Net sales	$2,376,342	2,069,055	802,577	726,742
Cost of sales	1,152,639	992,061	388,202	349,361
Gross profit	1,223,703	1,076,994	414,375	377,381
Operating and administrative expenses	708,322	642,817	238,814	222,257
(Gain) loss on sale of property and equipment	(266)	183	(158)	(101)
Operating income	515,647	433,994	175,719	155,225
Interest income	357	318	117	94
Earnings before income taxes	516,004	434,312	175,836	155,319
Income tax expense	194,184	163,854	66,516	58,521
Net earnings	$321,820	270,458	109,320	96,798
Basic net earnings per share	$1.09	0.92	0.37	0.33
Diluted net earnings per share	$1.08	0.91	0.37	0.33
Basic weighted average shares outstanding	295,964	294,994	296,238	295,144
Diluted weighted average shares outstanding	297,084	295,763	297,179	295,895
The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	(Unaudited)		(Unaudited)
	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Net earnings	$321,820	270,458	109,320	96,798
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	4,154	(5,295)	4,598	(8,016)
Change in marketable securities	46	134	56	(40)
Other comprehensive income (loss), before tax	4,200	(5,161)	4,654	(8,056)
Income tax (expense) benefit attributable to other comprehensive income	(1,579)	1,946	(1,759)	3,037
Other comprehensive income (loss), net of tax	2,621	(3,215)	2,895	(5,019)
Comprehensive income	$324,441	267,243	112,215	91,779
The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	(Unaudited)
	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$321,820	270,458
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	39,153	32,441
(Gain) loss on sale of property and equipment	(266)	183
Bad debt expense	7,240	6,591
Deferred income taxes	4,817	1,134
Stock based compensation	3,450	2,925
Excess tax benefits from stock based compensation	(8,957)	—
Amortization of non-compete agreements	445	445
Changes in operating assets and liabilities:
Trade accounts receivable	(79,679)	(97,533)
Inventories	(29,676)	(60,780)
Other current assets	(10,301)	(13,848)
Accounts payable	11,103	26,365
Accrued expenses	11,217	12,156
Income taxes	14,835	18,163
Other	3,895	(4,519)
Net cash provided by operating activities	289,096	194,181

Cash flows from investing activities:
Purchase of property and equipment	(88,323)	(92,479)
Proceeds from sale of property and equipment	1,102	2,886
Net (increase) decrease in marketable securities	(63)	5,016
(Increase) decrease in other assets	(122)	301
Net cash used in investing activities	(87,406)	(84,276)

Cash flows from financing activities:
Proceeds from exercise of stock options	23,785	7,706
Excess tax benefits from stock based compensation	8,957	801
Payment of dividends	(156,810)	(150,414)
Net cash used in financing activities	(124,068)	(141,907)

Effect of exchange rate changes on cash	305	(643)

Net increase (decrease) in cash and cash equivalents	77,927	(32,645)

Cash and cash equivalents at beginning of period	117,676	143,693
Cash and cash equivalents at end of period	$195,603	111,048

Supplemental disclosure of cash flow information:
Cash paid during each period for income taxes	$184,166	145,358

The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share information and where otherwise noted)
September 30, 2012 and 2011
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
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-6, Comprehensive Income (Topic 820). This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This accounting standard update became effective beginning in our first quarter of fiscal 2012. In December 2011, the FASB issued ASU No. 2011-12 which indefinitely defers the guidance related to the presentation of reclassification adjustments only. The adoption of this accounting standard update resulted in financial statement presentation changes only.
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

The following table presents the placement in the fair value hierarchy of assets that are measured at fair value on a recurring basis at period end:

September 30, 2012:	Total	Level 1	Level 2	Level 3
Common stock	$360	360	—	—
Government and agency securities	26,868	26,868	—	—
Total available-for-sale securities	$27,228	27,228	—	—

FASTENAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share information and where otherwise noted)
September 30, 2012 and 2011
(Unaudited)

December 31, 2011:	Total	Level 1	Level 2	Level 3
Common stock	$320	320	—	—
Government and agency securities	26,845	26,845	—	—
Total available-for-sale securities	$27,165	27,165	—	—

September 30, 2011:	Total	Level 1	Level 2	Level 3
Common stock	$295	295	—	—
Government and agency securities	25,908	25,908	—	—
Total available-for-sale securities	$26,203	26,203	—	—
There were no transfers between levels during the three and nine month periods ended September 30, 2012 and 2011.
As of September 30, 2012, December 31, 2011, and September 30, 2011, our financial assets that are measured at fair value on a recurring basis consisted of common stock and debt securities. The government and agency securities have a maturity of twelve months.
Marketable securities, all treated as available-for-sale securities at period end, consist of the following:

September 30, 2012:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Common stock	$197	163	—	360
Government and agency securities	26,868	—	—	26,868
Total available-for-sale securities	$27,065	163	—	27,228

December 31, 2011:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Common stock	$197	123	—	320
Government and agency securities	26,851	—	(6)	26,845
Total available-for-sale securities	$27,048	123	(6)	27,165

September 30, 2011:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Common stock	$198	97	—	295
Government and agency securities	25,850	58	—	25,908
Total available-for-sale securities	$26,048	155	—	26,203
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

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share information and where otherwise noted)
September 30, 2012 and 2011
(Unaudited)

Future maturities of our available-for-sale securities consist of the following:

	Less than 12 months		Greater than 12 months
September 30, 2012:	Amortized cost	Fair value	Amortized cost	Fair value
Common stock	$197	360	—	—
Government and agency securities	26,868	26,868	—	—
Total available-for-sale securities	$27,065	27,228	—	—

(3) Stockholders’ Equity – See note (1) regarding our stock split.
Our authorized and issued shares (share amounts stated in whole numbers) consist of the following:

	Par Value		September 30, 2012	December 31, 2011	September 30, 2011
Preferred Stock	$.01	/share
Shares authorized			5,000,000	5,000,000	5,000,000
Shares issued			—	—	—
Common Stock	$.01	/share
Shares authorized			400,000,000	400,000,000	400,000,000
Shares issued			296,307,832	295,258,674	295,203,874
Dividends
On October 10, 2012, our board of directors declared a dividend of $0.21 per share of common stock. This dividend is to be paid in cash on November 26, 2012 to shareholders of record at the close of business on October 29, 2012. Historically, we have paid semi-annual dividends, which were typically paid in the first and third quarters. In 2010 and 2008, we paid a supplemental dividend in the fourth quarter. In 2011, our board of directors declared a semi-annual dividend in January, and then switched to a quarterly dividend in April, July, and October. Our board of directors expect to continue paying quarterly dividends, provided the future determination as to payment of dividends will depend on the financial needs of the Company and such other factors as deemed relevant by the board of directors.
The following table presents the dividends either paid previously or declared by our board of directors for future payment:

	2012	2011
First quarter	$0.17	0.25
Second quarter	$0.17	0.13
Third quarter	$0.19	0.13
Fourth quarter	$0.21	0.14
Total	$0.74	0.65

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share information and where otherwise noted)
September 30, 2012 and 2011
(Unaudited)

Stock Options

The following tables summarize the details of grants made under our stock option plan of options that have been granted and are outstanding, and the assumptions used to value these options. All options granted were effective at the close of business on the date of grant.

		Option	Closing
		exercise	stock price	September 30, 2012
	Options	(strike)	on date	Options	Options
Date of grant	granted	price	of grant	outstanding	vested
April 17, 2012	1,235,000	$54.00	$49.01	1,192,500	—
April 19, 2011	410,000	$35.00	$31.78	380,000	—
April 20, 2010	530,000	$30.00	$27.13	380,000	—
April 21, 2009	790,000	$27.00	$17.61	590,000	—
April 15, 2008	550,000	$27.00	$24.35	305,167	135,167
April 17, 2007	4,380,000	$22.50	$20.15	2,328,425	1,276,175
Total	7,895,000			5,176,092	1,411,342

Date of grant	Risk-free interest rate	Expected life of option in years	Expected dividend yield	Expected stock volatility	Estimated fair value of stock option
April 17, 2012	0.9%	5.00	1.4%	39.25%	$13.69
April 19, 2011	2.1%	5.00	1.6%	39.33%	$11.20
April 20, 2010	2.6%	5.00	1.5%	39.10%	$8.14
April 21, 2009	1.9%	5.00	1.0%	38.80%	$3.64
April 15, 2008	2.7%	5.00	1.0%	30.93%	$7.75
April 17, 2007	4.6%	4.85	1.0%	31.59%	$5.63
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the nine month periods ended September 30, 2012 and 2011 was $3,450 and $2,925, respectively. Unrecognized compensation expense related to outstanding stock options as of September 30, 2012 was $21,447 and is expected to be recognized over a weighted average period of 4.88 years. Any future changes in estimated forfeitures will impact this amount.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share information and where otherwise noted)
September 30, 2012 and 2011
(Unaudited)

Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive:

	Nine-month period		Three-month period
Reconciliation	2012	2011	2012	2011
Basic-weighted average shares outstanding	295,964,359	294,994,553	296,237,956	295,144,175
Weighted shares assumed upon exercise of stock options	1,119,341	768,209	940,790	750,788
Diluted-weighted average shares outstanding	297,083,700	295,762,762	297,178,746	295,894,963

	Nine-month period		Three-month period
Summary of anti-dilutive options excluded	2012	2011	2012	2011
Options to purchase shares of common stock	735,675	668,791	1,578,804	818,261
Weighted-average exercise price of options	$54.00	$31.85	$49.43	$32.51
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
As of September 30, 2012 and 2011, the Company had $4,254 and $4,399, respectively, of liabilities recorded related to unrecognized tax benefits. Included in this liability for unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. The Company does not anticipate its total unrecognized tax benefits will change significantly during the next 12 months.

(5) Operating Leases
We lease certain pick-up trucks under operating leases. These leases have a non-cancellable lease term of one year, with renewal options for up to 72 months. The pick-up truck leases include an early buy out clause we generally exercise, thereby giving the leases an effective term of 28-36 months. Certain operating leases for vehicles contain residual value guarantee provisions which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $48,630. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote, except for a $256 loss on disposal reserve provided at September 30, 2012. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized when we sell or dispose of the vehicle or at the end of the lease term.

(Continued)

FASTENAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share information and where otherwise noted)
September 30, 2012 and 2011
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
On August 24, 2011, the court issued an order granting Fastenal’s second motion for summary judgment in its entirety, the supplier appealed this order on September 8, 2011. On December 16, 2011, the court issued an order granting, in part, Fastenal’s request to recover on its Bill of Costs and Petition for Attorney’s Fees from this supplier, the supplier appealed this order on January 9, 2012. On August 21, 2012, the appeals court issued a ruling affirming the August 24, 2011 and December 16, 2011 orders. The appeals court filed a Mandate order on September 13, 2012 to effectively conclude these proceedings. While we are not required to disclose this matter under the rules of the Securities and Exchange Commission (‘SEC’), we initially disclosed the existence of this threat in February 2010 (in our 2009 annual report on Form 10-K) as we believed our disclosure was prudent due to the alleged amount ($180 million) of the claim and the threat to make these allegations public. The disclosure of these legal proceedings will be omitted from future filings.

(7) Subsequent Events
On October 10, 2012, our board of directors declared a dividend of $0.21 per share. This dividend is discussed in footnote (3) ‘Stockholders’ Equity’.

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
While reading these items, it is helpful to appreciate several aspects of our marketplace: (1) it’s big, the North American marketplace for industrial supplies is estimated to be in excess of $160 billion per year (and we have expanded beyond North America), (2) no company has a significant portion of this market, (3) many of the products we sell are individually inexpensive, (4) when our customer needs something quickly or unexpectedly our local store is a quick source, and (5) the cost to manage and procure these products can be significant, and (6) the cost to move these products, many of which are bulky, can also be significant.
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

SALES GROWTH:
Net sales and growth rates in net sales were as follows:

	Nine-month period		Three-month period
	2012	2011	2012	2011
Net sales	$2,376,342	2,069,055	$802,577	726,742
Percentage change	14.9%	22.0%	10.4%	20.4%
The increase in net sales in the first nine months of 2012 and 2011 came primarily from higher unit sales. Our growth in net sales was impacted by inflationary price changes in our products, but the impact was limited. Our growth in net sales was not meaningfully impacted by the introduction of new products or services, with one exception, our FAST SolutionsSM (industrial vending) initiative did stimulate faster growth (discussed later in this document). The higher unit sales resulted primarily from increases in sales at older store locations (discussed below and again later in this document) and to a lesser degree the opening of new store locations in the last several years. The growth in net sales at the older store locations was due to the growth drivers of our business (discussed later in this document), and in the case of 2011, the moderating impacts of the recessionary environment. The change in currencies in foreign countries (primarily Canada) relative to the United States dollar lowered our daily sales growth rate by 0.3 % in the first nine months of 2012 and increased our daily sales growth rate by 0.9% in the first nine months of 2011. The change in currencies in foreign countries (primarily Canada) relative to the United States dollar lowered our daily sales growth rate by 0.2% in the third quarter of 2012 and increased our daily sales growth by 0.9% in the third quarter of 2011.
Our sales growth of 10.4% in the third quarter of 2012 was impacted by the loss of one business day versus the prior year (63 days versus 64). Our sales growth adjusted to a daily basis was 12.2% in the third quarter of 2012; the calendar change also impacted the sales by store age table below.
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

	Nine-month period		Three-month period
	2012	2011	2012	2011
Store Age
Opened greater than 2 years	12.6%	18.0%	9.0%	16.8%
Opened greater than 5 years	11.6%	17.2%	8.1%	15.6%
Opened greater than 10 years	9.9%	14.9%	6.6%	13.2%
Note: The age groups above are measured as of the last day of each respective calendar year.

SALES BY PRODUCT LINE:
The mix of sales from the original fastener product line and from the other product lines was as follows:

	Nine-month period		Three-month period
	2012	2011	2012	2011
Fastener product line	44.4%	47.3%	43.5%	46.5%
Other product lines	55.6%	52.7%	56.5%	53.5%
	100.0%	100.0%	100.0%	100.0%

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
MONTHLY SALES CHANGES:
All company sales – During the months in 2012, 2011, and 2010, all of our selling locations, when combined, had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2012	21.3%	20.0%	19.3%	17.3%	13.1%	14.0%	12.1%	12.0%	12.9%
2011	18.8%	21.5%	22.8%	23.2%	22.6%	22.5%	22.4%	20.0%	18.8%	21.4%	22.2%	21.2%
2010	2.4%	4.4%	12.1%	18.6%	21.1%	21.1%	24.4%	22.1%	23.5%	22.4%	17.9%	20.9%
The growth in the first three months of 2012 generally continued the relative strength we saw in 2011 and in most of 2010. The April to June 2012 time frame experienced a reduction in our daily sales growth rate as the market we sell into slowed (see further discussion in sequential trends and end market performance). This slow down continued into the July to September 2012 time frame. The change in currencies in foreign countries (primarily Canada) relative to the United States dollar lowered our daily sales growth rate by 0.3% during the first nine months of 2012 (this lowered growth in the first, second, and third quarters was 0.1%, 0.4%, and 0.2% respectively). This was a sharp contrast to 2011 and 2010, when changes in foreign currencies increased our growth in the first nine months by 0.9% and 0.3%, respectively.
Stores opened greater than two years – Our stores opened greater than two years (store sites opened as follows: 2012 group – opened 2010 and earlier, 2011 group – opened 2009 and earlier, and 2010 group – opened 2008 and earlier) represent a consistent 'same-store' view of our business. During the months in 2012, 2011, and 2010, the stores opened greater than two years had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2012	18.8%	17.1%	16.8%	14.5%	10.1%	11.1%	9.1%	8.6%	9.8%
2011	16.0%	18.4%	19.4%	19.6%	19.2%	19.1%	18.7%	16.5%	15.2%	18.0%	18.5%	17.5%
2010	0.6%	2.3%	9.6%	16.3%	18.5%	18.3%	21.3%	19.2%	19.8%	18.8%	14.1%	16.8%
Stores opened greater than five years – The impact of the economy, over time, is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2012 group – opened 2007 and earlier, 2011 group – opened 2006 and earlier, and 2010 group – opened 2005 and earlier). This group is more cyclical due to the increased market share they enjoy in their local markets. During the months in 2012, 2011, and 2010, the stores opened greater than five years had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2012	17.4%	15.8%	15.7%	13.7%	9.0%	10.2%	8.3%	7.9%	8.5%
2011	15.3%	17.9%	19.2%	19.1%	17.9%	18.2%	17.3%	15.2%	14.5%	17.0%	17.4%	16.9%
2010	-2.1%	-0.5%	7.4%	14.9%	17.3%	16.2%	19.8%	18.2%	18.9%	17.9%	13.2%	16.0%

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
The table below shows the pattern to our sequential change in our daily sales. The line labeled 'Past' is an historical average of our sequential daily sales change for the period 1998 to 2003. We chose this time frame because it had similar characteristics, a weaker industrial economy in North America, and could serve as a benchmark for a possible trend line. The '2012', '2011', and '2010' lines represent our actual sequential daily sales changes. The '12Delta', '11Delta', and '10Delta' lines indicate the difference between the 'Past' and the actual results in the respective year.

	Jan.(1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Cumulative change from Jan. to Sept.
Past	0.9%	3.3%	2.9%	-0.3%	3.4%	2.8%	-2.3%	2.6%	2.6%	-0.7%	15.9%

2012	-0.3%	0.5%	6.4%	-0.8%	0.5%	2.5%	-2.7%	1.3%	4.3%		12.5%
12Delta	-1.2%	-2.8%	3.5%	-0.5%	-2.9%	-0.3%	-0.4%	-1.3%	1.7%		-3.4%

2011	-0.2%	1.6%	7.0%	0.9%	4.3%	1.7%	-1.0%	1.4%	3.4%	0.7%	20.8%
11Delta	-1.1%	-1.7%	4.1%	1.2%	0.9%	-1.1%	1.3%	-1.2%	0.8%	1.4%	4.9%

2010	2.9%	-0.7%	5.9%	0.6%	4.8%	1.7%	-1.0%	3.5%	4.5%	-1.5%	20.8%
10Delta	2.0%	-4.0%	3.0%	0.9%	1.4%	-1.1%	1.3%	0.9%	1.9%	-0.8%	4.9%

(1)	The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.
A graph of the sequential daily sales change pattern discussed above, starting with a base of '100' in the previous October and ending with the next October, would be as follows:

130
120
110
100
90
Previous Oct.
Jan.
Feb.
Mar.
Apr.
May
June
July
Aug.
Sept.
Oct.
Past
2012
2011
2010

Several observations stand out while viewing the 2012 sequential pattern: (1) The direction of the historical sequential pattern (increased daily sales on a sequential basis in February, March, May, June, August, and September and decreased daily sales on a sequential basis in April and July) has played out each month; however, the cumulative growth in the daily sales from January to September has fallen short of the benchmark figure and of the actual results in 2011 and 2010. (2) The magnitude of the February and May '12Delta' of approximately -2.8% was similar. This fact, as well as the choppiness of the year in general, has caused us to approach the year with a conservative tone. (3) The weakness in the first eight months of 2012 was amplified by changes in foreign currencies (primarily Canada) relative to the U.S. dollar.
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

	Q1	Q2	Q3	Q4	Annual
2012	20.3%	15.8%	14.0%
2011	15.5%	18.5%	18.3%	21.0%	20.0%
2010	15.7%	29.8%	30.6%	17.7%	22.4%
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
In the second and third quarters of 2012, the decrease in the rate of growth was more pronounced in our industrial production business. This is in sharp contrast to the first quarter of 2012 where the growth was more pronounced in the industrial production business, a trend that had also existed in 2011 and 2010. The first quarter and prior quarters were a direct counter to the 2009 contraction, which was more severe in our industrial production business and less severe in the maintenance portion of our manufacturing business.
The best way to understand the change in our industrial production business is to examine the results in our fastener product line. In the first three months of 2012, the daily sales growth in our fastener product line was approximately 15.4%. This dropped to 10.5%, 6.1%, and 8.6% in April, May, and June, respectively, and averaged 6.0% in the third quarter. By contrast, the best way to understand the change in the maintenance portion of the manufacturing business is to examine the results in our non-fastener product lines. In the first three months of 2012, the daily sales growth in our non-fastener business was approximately 25.1%. This dropped to 24.4%, 19.0%, and 19.6% in April, May, and June, respectively, and averaged 18.0% in the third quarter.
The patterns related to the industrial production business, as noted above, are influenced by the movements noted in the Purchasing Manufacturers Index ('PMI') published by the Institute for Supply Management (http://www.ism.ws/), which is a composite index of economic activity in the manufacturing sector. The PMI in 2012, 2011, and 2010 was as follows:

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2012	54.1	52.4	53.4	54.8	53.5	49.7	49.8	49.6	51.5
2011	59.9	59.8	59.7	59.7	54.2	55.8	51.4	52.5	52.5	51.8	52.2	53.1
2010	56.7	55.8	59.3	59.0	58.8	56.0	55.7	57.4	56.4	57.0	58.0	57.3
Our non-residential construction customers have historically represented 20% to 25% of our business. The daily sales to these customers grew or contracted in the first, second, third, and fourth quarters (when compared to the same quarter in the previous year), and for the year, as follows:

	Q1	Q2	Q3	Q4	Annual
2012	17.1%	12.7%	8.2%
2011	17.7%	15.8%	15.8%	17.4%	17.1%
2010	-14.7%	0.5%	6.3%	10.3%	-0.3%

A graph of the sequential daily sales trends to these two end markets in 2012, 2011, and 2010, starting with a base of '100' in the previous October and ending with the next October, would be as follows:
Manufacturing

130
120
110
100
90
80
Previous Oct.
Jan.
Feb.
Mar.
Apr.
May
June
July
Aug.
Sept.
Oct.
2012
2011
2010

Non-Residential Construction

130
120
110
100
90
80
Previous Oct.
Jan.
Feb.
Mar.
Apr.
May
June
July
Aug.
Sept.
Oct.
2012
2011
2010

GROWTH DRIVERS OF OUR BUSINESS
We grow by continuously adding customers and by increasing the activity with each customer. We believe this growth is enhanced by our close proximity to our customers, which allows us to provide a range of services and product availability that our competitors can't easily match. Historically, we expanded our reach by opening stores at a very fast pace. These openings were initially in the United States, but expanded beyond the United States beginning in the mid 1990's.
In our first ten years of being public (1987 to 1997), we opened stores at a rate approaching 30% per year.  In the next ten years, we opened stores at an annual rate of approximately 10% to 15% and, over the last five years, at a rate of approximately 3% to 8% (we currently expect approximately 85 stores in 2012, or approximately 3.3%).  As we gained proximity to more customers, we continued to diversify our growth drivers – this was done to provide existing store personnel with more tools to grow their business organically – the results of this are reflected in our earlier discussion on sales growth at stores opened greater than five years. In the early 1990's, we began to expand our product lines, and we added new product knowledge to our bench. This was our first big effort to diversify our growth drivers. The next step began in the mid to late 1990's when we began to add sales personnel with certain specialties or focus. This began with our National Accounts group in 1995, and, over time, has expanded to include individuals dedicated to: (1) sales related to our internal manufacturing division, (2) government sales, (3) internet sales, (4) specific products (most recently metal working), and (5) FAST SolutionsSM (industrial vending).  Another step occurred at our sales locations (this includes Fastenal stores as well as strategic account stores and in-plant locations) and at our distribution centers, and began with a targeted merchandising and inventory placement strategy that included our 'Customer Service Project' approximately ten years ago and our 'Master Stocking Hub' initiative approximately five years ago. This strategy allowed us to better target where to stock certain products (local store, regional distribution center, master stocking hub, or supplier) and allowed us to improve our fulfillment and our ability to serve a broader range of customers.
Our FAST SolutionsSM (industrial vending) operation is a rapidly expanding component of our business.  We believe industrial vending is the next logical chapter in the Fastenal story, we also believe it has the potential to be transformative to industrial distribution, and that we have a 'first mover' advantage. We are investing aggressively to maximize this advantage. At our investor day in May 2011, we discussed our progress with industrial vending. In addition to our discussion regarding progress, we discussed our goals with the rollout of the industrial vending machines. One of the goals we identified related to our rate of 'machine signings' (the first category below) – our goal was simple, sign 2,500+ machines per quarter (or an annualized run rate of 10,000 machines). In 2012, we hit our annual goal of 10,000 machines during July, and the momentum has continued as we finished the third quarter. We intend to continue our aggressive push with industrial vending in 2013 and, to this end, expect to open approximately 50 - 100 stores in 2013, or an annual rate of new store openings of 2% to 4%. In addition, during 2012 we developed plans to (1) reinvigorate our fastener growth and to (2) improve the performance (growth) at under performing locations.
The following table includes some statistics regarding our industrial vending business:

		Q1	Q2	Q3	Q4
Number of vending machines in	2012	4,568	4,669	5,334
contracts signed during the period[1]	2011	1,405	2,107	2,246	2,084
	2010	257	420	440	792
Cumulative machines installed[2]	2012	9,798	13,036	17,013
	2011	2,659	3,867	5,642	7,453
	2010	892	1,184	1,515	1,925
Percent of total net sales to	2012	17.8%	20.8%	23.2%
customers with vending machines[3]	2011	8.9%	10.5%	13.1%	15.7%
	2010	3.4%	4.6%	6.1%	7.5%
Daily sales growth to customers	2012	33.9%	34.3%	32.9%
with vending machines[4]	2011	50.6%	43.9%	42.5%	40.7%
	2010	37.4%	54.0%	56.4%	60.2%

[1]	This represents the gross number of machines signed during the quarter, not the number of contracts.

[2]	This represents the number of machines installed and dispensing product on the last day of the quarter.

[3]	The percentage of total sales (vended and traditional) to customers currently using a vending solution.

[4]	The growth in total sales (vended and traditional) to customers currently using a vending solution compared to the comparable period in the preceding year.
We are pleased with the increases in the number of vending machine contracts signed, and with our ability to install machines. We increased our installed machine base by 3,977 machines (17,013 versus 13,036) in the third quarter of 2012, by 1,775 machines (5,642 versus 3,867) in the third quarter of 2011, and by 331 machines (1,515 versus 1,184) in the third quarter of 2010.
PROFIT DRIVERS OF OUR BUSINESS
We grow our profits by continuously working to grow sales and to improve our relative profitability. We also grow our profits by allowing our inherent profitability to shine through – we refer to this as the 'pathway to profit'. The distinction is important.
We achieve improvements in our relative profitability by increasing our gross margin, by structurally lowering our operating expenses, or both. We advance on the 'pathway to profit' by increasing the average store size (measured in terms of monthly sales), and by allowing the changing store mix to improve our profits. This is best explained by comparing the varying profitability of our 'traditional' stores in the table below. The average store size for the group, and the average age, number of stores, and pre-tax earnings data by store size for the third quarter of 2012, 2011, and 2010, respectively, were as follows:

Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Earnings Percentage
Three months ended September 30, 2012				Average store sales = $88,337
$0 to $30,000	4.2	252	9.5%	-14.2%
$30,001 to $60,000	7.3	795	30.0%	12.7%
$60,001 to $100,000	10.0	767	28.9%	22.2%
$100,001 to $150,000	12.0	420	15.8%	25.7%
Over $150,000	15.1	305	11.5%	29.4%
Strategic Account/Overseas Store		111	4.2%
Company Total		2,650	100.0%	21.9%

Three months ended September 30, 2011				Average store sales = $82,724
$0 to $30,000	3.5	319	12.4%	-12.6%
$30,001 to $60,000	7.0	816	31.8%	13.3%
$60,001 to $100,000	9.4	712	27.7%	22.4%
$100,001 to $150,000	11.7	375	14.6%	26.5%
Over $150,000	14.9	257	10.0%	28.5%
Strategic Account/Overseas Store		87	3.4%
Company Total		2,566	100.0%	21.4%

Three months ended September 30, 2010				Average store sales = $71,603
$0 to $30,000	3.8	414	16.9%	-11.0%
$30,001 to $60,000	6.8	893	36.4%	13.2%
$60,001 to $100,000	9.4	590	24.1%	22.7%
$100,001 to $150,000	11.8	322	13.1%	26.0%
Over $150,000	15.6	163	6.6%	27.7%
Strategic Account/Overseas Store		71	2.9%
Company Total		2,453	100.0%	20.0%
Note – Amounts may not foot due to rounding difference.
When we originally announced the 'pathway to profit' strategy in 2007, our goal was to increase our pre-tax earnings, as a percentage of sales, from 18% to 23%. This goal was to be accomplished by slowly moving the mix from the first three categories ($0 to $30,000, $30,001 to $60,000, and $60,001 to $100,000, these groups represented 76.5% of our store base in the first three months of 2007, the last quarter before we announced the 'pathway to profit') to the last three categories ($60,001 to $100,000, $100,001 to $150,000, and over $150,000, these groups represented 56.3% of our store base in the third quarter of 2012) and by increasing the average store sales to approximately $125,000 per month. The weak economic environment in

2009 caused our average store size to decrease, and consequently lowered our level of profitability; however, subsequent to this period we improved our gross margin and structurally lowered our operating expenses. This improvement allowed us to amplify the 'pathway to profit' and effectively lowered the average store size required to hit our 23% goal. Today we believe we can accomplish our 'pathway to profit' goal with an average store size of approximately $100,000 to $110,000 per month.
Note – Dollar amounts in this section are presented in whole dollars, not thousands.
Store Count and Full-Time Equivalent (FTE) Headcount – The table that follows highlights certain impacts on our business of the 'pathway to profit' since its introduction in 2007.  Under the 'pathway to profit' we increased both our store count and our store FTE headcount during 2007 and 2008. However, the rate of increase in store locations slowed and our FTE headcount for all types of personnel was reduced when the economy weakened late in 2008. In the table that follows, we refer to our 'store' net sales, locations, and personnel. When we discuss 'store' net sales, locations, and personnel, we are referring to (1) 'Fastenal' stores and (2) strategic account stores. 'Fastenal' stores are either a 'traditional' store, the typical format in the United States or Canada, or an 'overseas' store, which is the typical format outside the United States and Canada. This is discussed in greater detail in our 2011 annual report on Form 10-K. Strategic account stores are stores that are focused on selling to a group of large customers in a limited geographic market. The sales, outside of our 'store' group, relate to either (1) our in-plant locations, (2) the portion of our internally manufactured product that is sold directly to a customer and not through a store (including our Holo-Krome business acquired in December 2009), or (3) our direct import business.
The breakdown of our sales, the average monthly sales per store, the number of stores at quarter end, the average headcount at our stores during a quarter, the average FTE headcount during a quarter, and the percentage change were as follows for the first quarter of 2007 (the last completed quarter before we began the 'pathway to profit'), for the third quarter of 2008 (our peak quarter before the economy weakened), and for each of the last five quarters:

	Q1 2007	Q3 2008	Q3 2011	Q4 2011	Q1 2012	Q2 2012	Q3 2012

Total net sales reported	$489,157	$625,037	$726,742	$697,804	$768,875	$804,890	$802,577
Less: Non-store sales (approximate)	40,891	57,267	88,500	86,737	92,459	98,735	100,124
Store net sales (approximate)	$448,266	$567,770	$638,242	$611,067	$676,416	$706,155	$702,453
% change since Q1 2007		26.7%	42.4%	36.3%	50.9%	57.5%	56.7%
% change (twelve months)		17.5%	21.1%	21.0%	20.2%	14.6%	10.1%

Percentage of sales through a store	92%	91%	88%	88%	88%	88%	88%

Average monthly sales per store	$72	$82	$83	$79	$86	$89	$88
(using ending store count)
% change since Q1 2007		13.9%	15.3%	9.7%	19.4%	23.6%	22.2%
% change (twelve months)		9.3%	15.3%	16.2%	16.2%	11.3%	6.0%

	Q1 2007	Q3 2008	Q3 2011	Q4 2011	Q1 2012	Q2 2012	Q3 2012

Store locations - quarter end count	2,073	2,300	2,566	2,585	2,611	2,635	2,650
% change since Q1 2007		11.0%	23.8%	24.7%	26.0%	27.1%	27.8%
% change (twelve months)		7.2%	4.6%	3.8%	3.5%	3.0%	3.3%

Store personnel - absolute headcount	6,849	9,123	10,057	10,328	10,486	10,637	10,604
% change since Q1 2007		33.2%	46.8%	50.8%	53.1%	55.3%	54.8%
% change (twelve months)		17.9%	16.4%	14.1%	12.2%	9.3%	5.4%

Store personnel - FTE	6,383	8,280	8,629	8,684	8,900	9,126	9,244
Non-store selling personnel - FTE	616	599	920	953	998	1,054	1,066
Sub-total of all sales personnel - FTE	6,999	8,879	9,549	9,637	9,898	10,180	10,310

Distribution personnel-FTE	1,646	1,904	1,830	1,820	1,815	1,881	1,887
Manufacturing personnel - FTE [1]	316	340	513	516	527	545	544
Administrative personnel-FTE	767	805	811	796	796	794	808
Sub-total of non-sales personnel - FTE	2,729	3,049	3,154	3,132	3,138	3,220	3,239

Total - average FTE headcount	9,728	11,928	12,703	12,769	13,036	13,400	13,549

% change since Q1 2007
Store personnel - FTE		29.7%	35.2%	36.0%	39.4%	43.0%	44.8%
Non-store selling personnel - FTE		-2.8%	49.4%	54.7%	62.0%	71.1%	73.1%
Sub-total of all sales personnel - FTE		26.9%	36.4%	37.7%	41.4%	45.4%	47.3%

Distribution personnel-FTE		15.7%	11.2%	10.6%	10.3%	14.3%	14.6%
Manufacturing personnel-FTE [1]		7.6%	62.3%	63.3%	66.8%	72.5%	72.2%
Administrative personnel-FTE		5.0%	5.7%	3.8%	3.8%	3.5%	5.3%
Sub-total of non-sales personnel - FTE		11.7%	15.6%	14.8%	15.0%	18.0%	18.7%

Total - average FTE headcount		22.6%	30.6%	31.3%	34.0%	37.7%	39.3%

% change (twelve months)
Store personnel - FTE		15.2%	15.8%	14.1%	13.7%	10.6%	7.1%
Non-store selling personnel - FTE		-2.4%	44.0%	33.8%	28.1%	24.0%	15.9%
Sub-total of all sales personnel - FTE		13.8%	18.0%	15.8%	15.0%	11.8%	8.0%

Distribution personnel-FTE		6.0%	16.1%	14.1%	12.9%	7.1%	3.1%
Manufacturing personnel - FTE [1]		1.8%	19.0%	16.2%	14.3%	10.8%	6.0%
Administrative personnel - FTE		7.9%	11.7%	7.0%	4.7%	1.4%	-0.4%
Sub-total of non-sales personnel - FTE		6.0%	15.4%	12.5%	10.9%	6.2%	2.7%

Total - average FTE headcount		11.7%	17.4%	15.0%	14.0%	10.4%	6.7%

[1]	The distribution and manufacturing headcount was impacted by the addition of 92 employees with the acquisition of Holo-Krome in December 2009.

STATEMENT OF EARNINGS INFORMATION (percentage of net sales) for the periods ended September 30:

	Nine-month period		Three-month period
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	51.5%	52.1%	51.6%	51.9%
Operating and administrative expenses	29.8%	31.1%	29.8%	30.6%
(Gain) loss on sale of property and equipment	0.0%	0.0%	0.0%	0.0%
Operating income	21.7%	21.0%	21.9%	21.4%
Interest income	0.0%	0.0%	0.0%	0.0%
Earnings before income taxes	21.7%	21.0%	21.9%	21.4%
Note – Amounts may not foot due to rounding difference.
Gross profit – percentage for the first nine months of 2012 decreased from the same period in 2011. Sequentially, the gross profit percentage was unchanged from the second quarter of 2012.
The gross profit percentage in the first, second, third, and fourth quarters was as follows:

	Q1	Q2	Q3	Q4
2012	51.3%	51.6%	51.6%
2011	52.0%	52.2%	51.9%	51.2%
2010	51.1%	52.1%	51.8%	52.0%
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
We believe a normal gross profit percentage range for our business is 51% to 53%. This is based on our current mix of products, geographies, end markets, and end market uses (such as industrial production business versus maintenance business). Our business operated below our expected gross profit range at the end of 2009, and expanded into the low end of this range during 2010. In the second quarter of 2010, we moved into the middle of the range as the three components of gross profit improved, the contribution being split fairly evenly between the three components. We remained in the middle of the range until the fourth quarter of 2011. In the fourth quarter of 2011, our gross margin felt pressure and dropped to the lower end of the range. This drop was primarily due to changes in our transactional margin (primarily due to changes in product and customer mix), lower vendor incentive gross profit, and lower freight utilization. The latter two items created half of the gross margin drop and are more of a seasonal issue. In the first quarter of 2012, our gross margin improved nominally over the previous quarter. This was primarily caused by the seasonal improvement of vendor volume allowances as rising fuel prices offset our improvements in freight utilization. In the second and third quarters of 2012, our gross margin improved sequentially when compared to the first quarter. Most of this improvement related to improvements in our transactional gross margin. The improvement was partially offset by the weakening of our selling prices in certain foreign markets due to changes in the exchange rate.
Operating and administrative expenses - improved relative to sales in the first nine months and the third quarter of 2012 versus the same periods in 2011.
Historically, our two largest components to operating and administrative expenses have consisted of employee related expenses (approximately 65% to 70%) and occupancy related expenses (approximately 15% to 20%). The remaining expenses cover a variety of items with selling transportation typically being the largest.

The three largest components of operating and administrative expenses grew as follows for the periods ended September 30 (compared to the comparable periods in the preceding year):

	Nine-month period		Three-month period
	2012	2011	2012	2011
Employee related expenses	10.7%	21.3%	6.7%	16.7%
Occupancy related expenses	3.6%	7.7%	4.4%	8.2%
Selling transportation costs	11.3%	23.7%	6.8%	32.4%
Employee related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. The increase in the first nine months of 2012 was driven by the following factors: (1) employee headcount, measured on a full-time equivalent basis, grew 6.7%, (2) sales commissions grew, (3) bonus amounts related to our growth drivers grew (this includes items such as industrial vending bonuses and manager minimum pay adjustments), and (4) our profit sharing contribution grew. The increase in the first nine months of 2011 was driven by the following factors: (1) employee headcount, measured on a full-time equivalent basis, grew 17.4%, (2) sales commissions grew (this increase was amplified by stronger sales growth, relative to 2010, which had a meaningful impact on the commission earned and higher gross profit margins), (3) total bonuses earned increased due to our profit growth, (4) hours worked per employee grew, and (5) our profit sharing contribution grew.
Occupancy related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our stores and distribution locations, and (4) FAST SolutionsSM (industrial vending) equipment (we consider the vending equipment to be a logical extension of our store operation and classify the expense as occupancy). The increase in the first nine months of 2012 was driven by (1) a dramatic increase in the amount of FAST SolutionsSM (industrial vending) equipment as discussed earlier in this document, (2) an increase in the number of locations, and (3) increased investment in our distribution infrastructure over the last several years. This increase was partially offset by an absolute drop in the utilities expense due to a drop in natural gas prices during the heating season, a mild winter, and our efforts to lower our energy consumption. The increase in the first nine months of 2011 was driven by the same factors noted above with one exception; in 2011 approximately 50% of the increase was due to rising utility costs.
Our selling transportation costs consist primarily of our store fleet as most of the distribution fleet costs are included in the cost of sales. Selling transportation costs included in operating and administrative expenses increased in the first nine months of 2012; however, that component of the selling transportation costs increased at a rate less than sales growth. The increase in the first nine months of 2012 and 2011 was primarily related to the increase in per gallon fuel costs discussed below and the expansion of our fleet related to additions to our non-store sales personnel, particularly FAST SolutionsSM (industrial vending) vehicles. The increase in the third quarter of 2012 dropped because the per gallon fuel costs remained consistent with the prior year and the number of our industrial vending vehicles had normalized to the prior year; therefore, the increases related primarily to sales activity. Conversely, the increase in the third quarter of 2011 was driven by the dramatic increase in per gallon fuel costs and the ramp up in the number of industrial vending vehicles.

The last several years have seen meaningful swings in the cost of diesel fuel and gasoline – During the first, second, and third quarters of 2012, our total vehicle fuel costs were approximately $10.6, $10.8, and $10.8 million, respectively. During the first, second, third, and fourth quarters of 2011, our total vehicle fuel costs were approximately $8.6, $10.5, $9.8, and $9.8 million, respectively. The changes resulted from variations in fuel costs, variations in the service levels provided to our stores from our distribution centers, changes in the number of vehicles at our store locations, and changes in the number of other sales centered vehicles as a result of store openings and the expansion of our non-store sales force. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of sales and the fuel utilized in our store delivery and other sales centered vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50:50 between distribution and store and other sales centered use).
The average per gallon fuel costs (in actual dollars) and the percentage change (on a year-over-year basis) for the last three years was as follows:

Per gallon average price	Q1	Q2	Q3	Q4	Annual Average[1]

2012 price
Diesel fuel	$3.92	3.98	3.88
Gasoline	$3.53	3.73	3.61

2011 price
Diesel fuel	$3.60	4.04	3.90	3.87	3.85
Gasoline	$3.22	3.78	3.62	3.37	3.50

2010 price
Diesel fuel	$2.89	3.06	2.96	3.14	3.01
Gasoline	$2.68	2.80	2.71	2.84	2.76

Per gallon price change	Q1	Q2	Q3	Q4	Annual[1]

2012 change
Diesel fuel	8.9%	-1.5%	-0.5%
Gasoline	9.6%	-1.3%	-0.3%

2011 change
Diesel fuel	24.6%	32.0%	31.8%	23.2%	27.9%
Gasoline	20.1%	35.0%	33.6%	18.7%	26.8%

[1]	Average of the four quarterly figures contained in the table.
Income taxes – Incomes taxes, as a percentage of earnings before income taxes, were approximately 37.6% and 37.7% for the first nine months of 2012 and 2011, respectively.  As our international business and profits grow over time, the lower income tax rates in those jurisdictions, relative to the United States, have begun to lower our effective tax rate.

OPERATIONAL WORKING CAPITAL:
The year-over-year comparison and the related dollar and percentage changes related to accounts receivable and inventories were as follows:

	Balance at September 30:			Twelve Month Dollar Change		Twelve Month Percentage Change
	2012	2011	2010	2012	2011	2012	2011
Accounts receivable, net	$411,033	361,075	301,721	49,958	59,354	13.8%	19.7%
Inventories	$675,828	618,149	546,063	57,679	72,086	9.3%	13.2%
Operational working capital[1]	$1,086,861	979,224	847,784	107,637	131,440	11.0%	15.5%

Sales in last two months	$540,782	504,398	413,053	36,384	91,345	7.2%	22.1%
The growth in accounts receivable noted above was driven by our sales growth in the final two months of the period. The strong growth in recent years with our international business and with large customer accounts has created some difficulty with managing the growth of accounts receivable relative to the growth in sales. This was exaggerated by the short month in September 2012 versus 2011 (19 business days versus 21 days). Our sales growth, for the two-month period, as indicated above is 7.2%; however, our daily sales growth in this period was 12.5%.
Our growth in inventory balances over time does not have as direct a relationship to our monthly sales patterns as does our growth in accounts receivable. This is impacted by other aspects of our business. For example, the dramatic economic slowdown in late 2008 and early 2009 caused our inventory to spike. This occurred because the lead time for inventory procurement is typically longer than the visibility we have into future monthly sales patterns. Over the last decade, we increased our relative inventory levels due to the following: (1) new store openings, (2) expanded stocking breadth at individual stores, (3) expanded stocking breadth at our distributions centers (for example, our master stocking hub in Indianapolis expanded its product breadth over six fold from 2005 to 2011), (4) expanded direct sourcing, (5) expanded exclusive brands (private label), and (6) expanded industrial vending solutions. Items (4), (5), and (6), plus the impact of strong growth with national accounts and international expansion, created most of our inventory growth in the first nine months of both 2012 and 2011.
1 For purposes of this discussion, we are defining operational working capital as accounts receivable, net and inventory.
BALANCE SHEET AND CASH FLOW:
Our balance sheet continues to be very strong and our operations have good cash generating characteristics. During the third quarter of 2012, we generated $98,665 (or 90.3% of net earnings) of operating cash flow; year-to-date, we generated $289,096 (or 89.8% of net earnings) of operating cash flow.  Our first quarter typically has stronger cash flow characteristics due to the timing of tax payments; this benefit reverses itself in the second, third, and fourth quarters as income tax payments go out in April, June, September, and December. The remaining amounts of cash flow from operating activities are largely linked to the pure dynamics of a distribution business and its strong correlation to working capital as discussed above.
The strong free cash flow (operating cash flow less net capital expenditures) during 2011 and 2012 allowed us to increase our dividend in 2012. We paid our regular semi-annual dividend in the first quarter of 2011; subsequent to this, we declared and paid our 'first' second quarter dividend. With this payment, our board of directors indicated their desire to begin paying quarterly dividends. Our dividends (per share basis) were as follows in 2012 and 2011:

	2012	2011
First quarter	$0.17	0.25
Second quarter	$0.17	0.13
Third quarter	$0.19	0.13
Fourth quarter*	$0.21	0.14
Total	$0.74	0.65
*The fourth quarter dividend was declared on October 10, 2012, and is payable on November 26, 2012 to shareholders of record at the close of business on October 29, 2012.

STOCK REPURCHASE:
We did not purchase any stock in the first nine months of 2012. We currently have authority to purchase up to 1,800,000 shares.
CRITICAL ACCOUNTING POLICIES:
A discussion of the critical accounting policies related to accounting estimates is contained in our 2011 annual report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES:
Cash flow activity in dollars and as a percentage of net earnings was as follows:

	Nine-month period
	2012	2011
Net cash provided by operating activities	$289,096	194,181
Net cash used in investing activities	$87,406	84,276
Net cash used in financing activities	$124,068	141,907

Net cash provided by operating activities	89.8%	71.8%
Net cash used in investing activities	27.2%	31.2%
Net cash used in financing activities	38.6%	52.5%
Net cash provided by operating activities increased from the prior year. This increase was driven by the expansion of both our absolute and relative profitability from 2011 to 2012. The increase was also driven by a slower growth in the cash required to fund our working capital growth. These include: accounts receivable changes, inventory and related accounts payable changes.
Net cash used in investing activities changed primarily due to changes in capital expenditures and short-term investments. Property and equipment expenditures in the first nine months of 2012 and 2011 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, (6) the expansion of Fastenal’s distribution/trucking fleet, (7) the capital improvements to our new manufacturing property in Connecticut to support our new Holo-Krome business into the future (primarily a 2011 item), (8) the expansion of our Indianapolis, Indiana master distribution center (primarily a 2011 item), (9) the expansion of our Winona, Minnesota distribution center (primarily a 2012 item), and (10) purchases related to FAST SolutionsSM (industrial vending). Of these factors, the growth related to industrial vending created the greatest impact to our capital expenditures in 2012 and 2011. Disposals of property and equipment in both periods consisted of the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business and the disposition of real estate relating to several store locations.
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
Certain Risks and Uncertainties – This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding (1) the goals of our long-term growth strategy, ‘pathway to profit’, including the growth in average store sales and profitability expected to result from that strategy (including our belief that we can achieve targeted profitability due to an improvement in our gross margins and a lowering of our operating expenses even if our average store sales do not grow as originally expected), (2) the expected rate of new store openings, (3) our belief in the transformative nature of FAST SolutionsSM (industrial vending) and our advantage as a first mover in this area, and our expectations regarding expansion of that business, including our goals regarding our rate of ‘machine signings’, (4) our expected gross profit range, (5) our expected future dividend practices, (6) the funding of our expansion plans, (7) our expectation that total unrecognized tax benefits will not change significantly during the next twelve months, (8) the expected unrecognized compensation expense related to stock options, and (9) our ability to mitigate the effect of rising fuel prices by passing freight costs on to our customers. The following factors are among those that could cause the Company’s actual results to differ materially from those predicted in such forward-looking statements: (1) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries, changes in the expected rate of new store openings, difficulties in successfully attracting and retaining additional qualified sales personnel, an inability to realize or sustain improvements in our gross margins and savings from lowering our operating expenses, and difficulties in changing our sales process could adversely impact our ability to achieve the goals of our ‘pathway to profit’ initiative, (2) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries, a change from that projected in the number of North American markets able to support stores, or an inability to recruit and retain qualified employees could cause the rate of new store openings to change from that expected, (3) a weaker level of industry acceptance or adoption of the vending technology from what we are currently experiencing could cause us to alter our plans to introduce new vending machines, cause us to fail to meet our goals regarding our rate of ‘machine signings’, or cause industrial vending to be less transformative than expected, (4) our competitors could choose, over time, to open additional locations and to develop their own vending platform which could allow our competitors to replicate our local store front combined with industrial vending business model mitigating our first mover advantage, (5) changes in our current mix of products, geographies, end markets and end market uses could impact our expected gross profit range, (6) changes in our financial condition or results of operations could cause us to modify our expected future dividend practices, (7) a change in our ability to generate free cash flow resulting from a slowdown in our sales or our inability to manage expenses could negatively impact the funding of our expansion plans, (8) changes in tax law or changes in the interpretation of tax law at the federal, state or local level could impact our expectation about total unrecognized tax benefits during the next twelve months, (9) an unexpected change in forfeiture rates due to demotion or turnover could impact the unrecognized compensation expense related to stock options, and (10) our ability to pass freight costs on to our customers could be adversely impacted by, in the short term, changes in fuel prices and by competitive selling pressures. A discussion of other risks and uncertainties which could cause our operating results to vary from anticipated results or which could materially adversely effect our business, financial condition, or operating results is included in our 2011 annual report on Form 10-K under the sections captioned Certain Risks and Uncertainties and Item 1A – Risk Factors. We assume no obligation to update any forward-looking statements or any discussions of risks and uncertainties.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks from changes in interest rates, foreign currency exchange rates, commodity steel pricing, and commodity fuel prices. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Interest Rates – We have a line of credit totaling $8 million which expires on September 20, 2013. The line bears interest at 0.9% over the LIBOR rate. During the quarter ended September 30, 2012, there was $0 outstanding on the line. We pay no fee for the unused portion of the line of credit.
Foreign Currency Exchange Rates – Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at September 30, 2012.
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
Commodity Fuel Prices – We have market risk for changes in gasoline and diesel fuel costs, related to our trucking fleet as well as natural gas costs related to our numerous locations and to our heat treating operations. Historically the risk related to our trucking fleet has been mitigated over time by our ability to pass freight costs to our customers and the efficiency of our trucking distribution network. We also have market risk for energy costs outside of transportation. This is primarily related to energy utilized in the production of products we sell (see also commodity steel pricing discussion above) and the energy needed to heat or cool our extensive store network. The drop in prices related to natural gas provided some benefit to our occupancy costs in the first nine months of 2012.

Item 4 – Controls and Procedures
Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer of Fastenal, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the 'Exchange Act')). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding disclosure. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On August 24, 2011, the court issued an order granting Fastenal’s second motion for summary judgment in its entirety, the supplier appealed this order on September 8, 2011. On December 16, 2011, the court issued an order granting, in part, Fastenal’s request to recover on its Bill of Costs and Petition for Attorney’s Fees from this supplier, the supplier appealed this order on January 9, 2012. On August 21, 2012, the appeals court issued a ruling affirming the August 24, 2011 and December 16, 2011 orders. The appeals court filed a Mandate order on September 13, 2012 to effectively conclude these proceedings. While we are not required to disclose this matter under the rules of the Securities and Exchange Commission (‘SEC’), we initially disclosed the existence of this threat in February 2010 (in our 2009 annual report on Form 10-K) as we believed our disclosure was prudent due to the alleged amount ($180 million) of the claim and the threat to make these allegations public. The disclosure of these legal proceedings will be omitted from future filings.

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

101
The following financial statements from Fastenal Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on October 18, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

/s/ Willard D. Oberton
(Willard D. Oberton, Chief Executive Officer)
(Duly Authorized Officer)

Date October 18, 2012	/s/ Daniel L. Florness
(Daniel L. Florness, Chief Financial Officer)
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended effective as of April 17, 2012	(Incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended March 31, 2012)

3.2	Restated By-Laws of Fastenal Company	(Incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 8-K dated as of October 15, 2010)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed

101.INS	XBRL Instance Document	Electronically Filed

101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically Filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically Filed

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically Filed

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically Filed