Form 10-K
period 2012-12-31
FASTENAL CO
filed 2013-02-07
CIK 815556

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________
FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012,
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission file number 0-16125
____________________________________________________________
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
None
____________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $10,886,627,594, based on the closing sale price of the Common Stock on that date. For purposes of determining this number, all executive officers and directors of the registrant as of June 29, 2012 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10‑K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of February 1, 2013, the registrant had 296,635,127 shares of Common Stock issued and outstanding.

FASTENAL COMPANY
ANNUAL REPORT ON FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the annual meeting of shareholders to be held Tuesday, April 16, 2013 (‘Proxy Statement’) are incorporated by reference in Part III. Portions of our 2012 Annual Report to Shareholders are incorporated by reference in Part II.
FORWARD LOOKING STATEMENTS
This Form 10-K and other portions of our 2012 Annual Report to Shareholders of which this Form 10-K forms a part contain statements that are not historical in nature and that are intended or may be interpreted to be, and are hereby identified as, ‘forward-looking statements’ as defined in the Private Securities Litigation Reform Act of 1995 (the ‘Reform Act’), including statements regarding (1) the goals of our long-term growth strategy, ‘pathway to profit’, including the growth in average store sales and profitability expected to result from that strategy and the expected timeline for achieving that growth (including our belief that we can achieve targeted profitability due to a structural lowering of our costs even if our average store sales do not grow as originally expected), (2) our expectations regarding sales growth (including our belief in the ability of our specialists to drive that growth) and our confidence in the sustainability of that growth, (3) our expectations regarding our range of gross margins, (4) our working capital goals and expected returns on total assets when working capital is appropriately managed, (5) our expansion plans, including our estimated 2013 capital expenditures, the expected rate of new store openings, the expected expansion of our foreign operations, the expected opening of new distribution centers as our number of stores increases, and our ability to fund our expansion plans, (6) our plans to increase automation at our distribution centers, (7) markets for North American stores, (8) the future payment of dividends, (9) the expected leasing of new store locations and expansion of owned locations for older stores, (10) the addition of new products, (11) the percentage of net sales expected to be contributed by manufacturing and support services, (12) protection from economic downturns believed to be provided by the number of our customers and varied markets they represent, (13) our ability to mitigate the effects of rising fuel prices by passing freight costs on to our customers, (14) the typical time required before new stores become profitable and achieve operating results comparable to existing stores, (15) the rate of growth and variability of sales at older store locations, (16) our goals for our industrial vending business, including machine signings in 2013, our belief in the transformative nature of industrial vending to leverage our sales growth, and our belief that a local storefront combined with industrial vending provides a business model not easily replicated by our competitors, and (17) our plans to reinvigorate our fastener growth and improve sales growth at our under-performing locations. In addition, certain statements in our future filings with the Securities and Exchange Commission, in our press releases, and in oral statements made by or with approval of our executive officers, constitute or will constitute ‘forward-looking statements’ under the Reform Act. Certain risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements are described below. We assume no obligation to update either such forward-looking statements or the discussion of such risks and uncertainties.
CERTAIN RISK AND UNCERTAINTIES
The following factors are among those that could cause our actual results to differ materially from those predicted in the forward-looking statements described above: (1) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries, changes in the expected rate of new store openings, difficulties in successfully attracting and retaining additional qualified sales personnel, an inability to realize or sustain improvements in our gross margins and savings from lowering our cost structure, and difficulties in changing our sales process could adversely impact our ability to achieve the goals of our ‘pathway to profit’ initiative and the expected time frame for achieving those goals, (2) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries could affect our ability to sustain our sales growth, (3) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries, a change in our current mix of products, customers or geographic locations, a change in our purchasing patterns, a significant change in commodity prices, or increased competitive pressure on our selling prices could impact our ability to achieve gross margins within the range we expect, (4) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries, a dramatic change in sales trends, a change in accounts receivable collections, a change in raw material costs, a change in buying patterns, or a change in vendor production lead times could cause us to fail to attain our goals regarding working capital and rates of return on assets, (5) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries, a change from that projected in the number of North American markets able to support stores, or an inability to recruit and retain qualified employees could cause the rate of new store openings to change from that expected, (6) difficulty in adapting our business model to different foreign business environments could alter our plans regarding expansion of foreign operations and negatively impact the growth expected to result from that expansion, (7) changes in the availability or price of commercial real estate, changes in our cash position, a change in distribution technology, or a change in our distribution model could delay the opening of new distribution centers, (8) changes in the rate of new store openings could cause us to modify our planned 2013 capital expenditures, (9) a change in our ability to generate free cash flow resulting from a slowdown in our sales or our inability to manage expenses could negatively impact the funding of our expansion plans, (10) high expenses involved in procuring necessary technology could impact our ability to increase automation at our distribution centers, (11) a change in our store format or the presence of a competitor’s store could alter our projections regarding the number of markets for North American stores, (12) changes in our financial condition or results of operations or in our tax laws could cause us to modify our expected dividend practices, (13) changes in the availability or price of commercial real estate, a change in our cash position, or a change in our business model could cause us to change our plans regarding the leasing of new stores and the expansion of owned locations for older stores, (14) changes in our cash position, a change in our business model, or a change in the manufacturing or commercial construction industries could cause us to alter the introduction of new products, (15) changes in customer needs or changes in our production capabilities could change the percentage of net sales expected to be contributed by manufacturing and support services, (16) an economic downturn across multiple industries and geographic regions could negate the protections thought to be provided to us by the number of our customers and the varied markets they represent, (17) our ability to pass freight costs on to our customers could be adversely impacted by, in the short term, changes in fuel prices and by competitive selling pressures, (18) an upturn or downturn in the economy could alter, from historic norms, the time it typically takes a new store to achieve profitability or operating results comparable to existing stores and the rate of growth, and variability, of sales at older store locations, (19) a weaker level of industry acceptance or adoption of vending technology from what we are currently experiencing could cause us to fail to meet our goals for our industrial vending business, including machine signings in 2013, or cause industrial vending to be less transformative than expected, (20) our competitors could choose, over time, to open additional locations and to develop their own vending platform which could allow our competitors to replicate our local storefront combined with industrial vending business model mitigating our first mover advantage, (21) difficulties in hiring, relocating, or training qualified sales personnel could adversely impact our ability to reinvigorate our fastener growth and improve sales at our under-performing locations, and (22) unpredictable activity by the national government in the United States could cause unusual economic patterns that could adversely effect our business. A discussion of other risks and uncertainties which could cause our operating results to vary from anticipated results or which could materially adversely affect our business, financial condition, or operating results is included later in this Form 10-K under the heading entitled ‘Item 1A. Risk Factors’.

PRESENTATION OF DOLLAR AMOUNTS
All dollar amounts in this Form 10-K are presented in thousands, except for share and per share information or unless otherwise noted.
STOCK SPLIT
All information contained in this Form 10-K reflects the two-for-one stock split in May 2011.

PART I

ITEM 1.	BUSINESS
Note – information in this section is as of year end (December 31, 2012 and also sometimes other years when indicated) unless otherwise noted.
Fastenal Company (together with our wholly owned subsidiaries, hereinafter referred to as Fastenal or the Company or by terms such as we, our, or us) began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. We had 2,652 store locations at year end. The various geographic areas in which we operate these store locations are summarized later.
Globally, we employed 15,145 people as of year end. We characterize these personnel as follows:

Store and in-plant	10,158
Non-store selling	1,111
Selling sub-total	11,269
Distribution	2,451
Manufacturing	569
Administrative	856
Non-selling sub-total	3,876
Total	15,145
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
We opened our first store in Winona, Minnesota, a city with a population of approximately 25,000. The following table shows our consolidated net sales for each fiscal year during the last ten years and the number of our store locations at the end of each of the last ten years:

	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003
Net sales (in millions)	$3,133.6	$2,766.9	2,269.5	1,930.3	2,340.4	2,061.8	1,809.3	1,523.3	1,238.5	994.9
Number of stores at year end	2,652	2,585	2,490	2,369	2,311	2,160	2,000	1,755	1,533	1,314

At year end, we operated the following number of store locations:

		2012	2011
North America	United States	2,380	2,335
	Puerto Rico & Dominican Republic	9	9
	Canada	195	183
	Mexico	36	34
	Sub-total	2,620	2,561
Central & South America	Panama, Brazil, & Colombia	4	3
Asia	China	8	8
Southeast Asia	Singapore, Malaysia, & Thailand	7	4
Europe	The Netherlands, Hungary, United Kingdom, Germany, Czech Republic, Italy & Romania	13	9
Total		2,652	2,585
We select new locations for our stores based on their proximity to our distribution network, population statistics, and employment data for manufacturing and construction. Beginning in 2007, we disclosed our intention to continue opening new store locations at a rate of approximately 7% to 10% per year (calculated on the ending number of stores in the previous year). Given the economic slowdown, we decreased this to a range of 2% to 5% in 2009, and this lower rate continued into the first half of 2010. From July 2010 to December 2010, we opened stores at an annualized rate of approximately 7%. In 2011, we opened new stores at the rate of approximately 5%, and opened new stores at the rate of approximately 3% in 2012. We expect to open 65 to 80 stores in 2013, or a rate of approximately 2.5% to 3%.
We stock all new stores with inventory drawn from all of our product lines. Subsequent to a new opening, store and district personnel may supplement the inventory offering to customize the selection to the needs of our local customer base.
We currently have several versions of selling locations. The first type of selling location – a Fastenal store location – is either (1) a ‘traditional’ store, which services a wide variety of customers and stocks a wide selection of all the products we offer or (2) an ‘overseas’ store which focuses on manufacturing customers and on the fastener product line (this is the type of store format we have outside of North America).
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

We opened the following stores in the last five years:

		2012	2011	2010	2009	2008
North America	United States	58	101	111	62	138
	Puerto Rico & Dominican Republic	—	—	—	1	—
	Canada	13	11	7	2	21
	Mexico	2	1	1	1	2
	Sub-total	73	113	119	66	161
Central & South America	Panama, Brazil, & Colombia	1	1	2	—	—
Asia	China	—	3	3	1	—
Southeast Asia	Singapore, Malaysia, & Thailand	2	—	2	1	—
Europe	The Netherlands, Hungary, United Kingdom, Germany, Czech Republic, Italy & Romania	4	5	1	1	—
Total		80	122	127	69	161
We plan to open additional stores outside of the United States in the future. The stores located outside the United States contributed approximately 11% of our consolidated net sales in 2012, with approximately 65% of this amount attributable to our Canadian operations.
No assurance can be given that any of the expansion plans described above will be achieved, or that new store locations, once opened, will be profitable.
It has been our experience that near-term profitability has been adversely affected by the opening of new store locations. This adverse effect is due to the start-up costs and the time necessary to generate a customer base. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. As a result of this process, sales volume builds slowly and it typically requires ten to twelve months for a new store to achieve its first profitable month, although this time frame has been longer in the current economic downturn. Of the 28 stores opened in the first quarter of 2012, 13 were profitable in the fourth quarter of 2012.

The data in the following table shows the change in the average sales of our stores from 2011 to 2012 based on the age of each store. The stores opened in 2012 contributed approximately $24,859 (or approximately 0.8%) of our consolidated net sales in 2012, with the remainder coming from stores opened prior to 2012.

Age of stores on December 31, 2012	Year opened	Number of stores in group on December 31, 2012	Closed stores[1]	Average monthly sales 2012		Average monthly sales 2011		Percent change
0-1 year old	2012	80	—	$26	[2]	N/A		—
1-2 years old	2011	123	—	58		18	[2]	—
2-3 years old	2010	127	1/0	68		51		33.3%
3-4 years old	2009	67	0/3	104		90		15.6%
4-5 years old	2008	151	4/7	70		62		12.9%
5-6 years old	2007	152	2/6	81		70		15.7%
6-7 years old	2006	232	3/7	80		70		14.3%
7-8 years old	2005	212	4/3	74		65		13.8%
8-9 years old	2004	213	2/0	87		78		11.5%
9-10 years old	2003	144	0/2	83		75		10.7%
10-11 years old	2002	140	—	91		81		12.3%
11-12 years old	2001	124	—	110		104		5.8%
12-16 years old	1997-2000	405	—	113		105		7.6%
16+ years old	1967-1996	482	—	159		148		7.4%

[1]
We closed 16 stores and 28 stores in 2012 and 2011, respectively. The respective average sales above were calculated assuming the store closed mid year. The number of closed stores is noted in the table above as 2012 number/2011 number. We converted three non-store selling locations to stores in 2012. We converted one non-store selling location to a store in 2011.

[2]	The average sales include sales of stores open for less than the full fiscal year.
Several years ago, we introduced our FAST SolutionsSM (industrial vending) offering and it has been a rapidly expanding component of our business. We believe industrial vending is the next logical chapter in the Fastenal story and also believe it has the potential to be transformative to industrial distribution, both because of its benefits to our customers such as reduced consumption, reduced inventory investment, reduced purchase orders, reduced product handling, and 24-hour product availability, and its benefits to us in that it allows us to strengthen our relationships with our customers and streamline the supply chain. We believe we have a 'first mover' advantage in industrial vending and are investing aggressively to maximize this advantage.
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
We currently operate our Minnesota, Indiana, and Texas distribution centers with 'automated storage and retrieval systems' or ASRS. These distribution centers operate with greater speed and efficiency. We intend to invest in this type of ASRS distribution infrastructure over the next several years at our Ohio, Pennsylvania, Georgia, Kansas, and Ontario, Canada locations.
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

Trademarks and Service Marks
We conduct business under various trademarks and service marks, and we utilize a variety of designs and tag lines in connection with each of these marks, including First In Fasteners®. Although we do not believe our operations are substantially dependent upon any of our trademarks or service marks, we consider the ‘Fastenal’ name and our other trademarks and service marks to be valuable to our business.
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
Threaded fasteners accounted for approximately 90% of the fastener product line sales in 2012, 2011, and 2010 and approximately 40%, 42%, and 45% of our consolidated net sales in 2012, 2011, and 2010, respectively.
Since 1993, we have added additional product lines. These product lines are sold through the same distribution channel as the original fastener product line. Our product lines include the following:

Product Line:	Year introduced	Approximate number of stock items
Fasteners	1967	592,000
Tools	1993	75,000
Cutting tools	1996	403,000
Hydraulics & pneumatics	1996	111,000
Material handling	1996	34,000
Janitorial supplies	1996	23,000
Electrical supplies	1997	39,000
Welding supplies[1]	1997	46,000
Safety supplies	1999	51,000
Metals	2001	18,000
Office supplies	2010	6,000
Total		1,398,000

[1]	We do not sell welding gases.
Each product line listed above may contain multiple product categories. During the last several years, we have added 'private label' brands (we sometimes refer to these as 'exclusive brands') to our offering. These 'private label' brands currently represent approximately 10% of total sales; most of these 'private label' products are in the non-fastener product lines.
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
Manufacturing and Support Services Operations
In 2012, approximately 95% of our consolidated net sales were attributable to products manufactured by other companies to industry standards. The remaining 5% related to products manufactured, modified or repaired by our manufacturing businesses or our support services. The manufactured products consist primarily of non-standard sizes of threaded fasteners made to customers’ specifications or standard sizes manufactured under our Holo-Krome product line. The services provided by the support services group include, but are not limited to, items such as tool repair, band saw blade welding, third-party logistics, and light manufacturing. We engage in these activities primarily as a service to our customers and expect these activities in the future to continue to contribute in the range of 4% to 10% of our consolidated net sales.
Sources of Supply
We use a large number of suppliers for the standard stock items we distribute. Most items distributed by our network can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. No single supplier accounted for more than 5% of our purchases in 2012.
Geographic Information
Information regarding our revenues and certain assets by geographic location is set forth in Note 8 of the 'Notes to Consolidated Financial Statements' included later in this Form 10-K under the heading ‘Item 8. Financial Statements and Supplementary Data’. Foreign currency fluctuations, changes in trade relations, or fluctuations in the relative strength of foreign economies could impact our ability to procure products overseas at competitive prices and our foreign sales.
Customers and Marketing
We believe our success can be attributed to our ability to offer customers a full line of quality products at convenient locations, and to the superior service orientation and expertise of our employees. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both original equipment manufacturers and maintenance and repair operations. The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, mining companies, federal, state and local governmental entities, schools, and certain retail trades. During the fourth quarter of 2012, our total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 396,000.
During each of the three years ended December 31, 2012, no one customer accounted for 10% or more of our sales. We believe that our large number of customers together with the varied markets that they represent, provide some protection to us from economic downturns.
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
Seasonality
Seasonality has some impact on our sales. During the winter months, our sales to customers in the non-residential construction market typically slow due to inclement weather. Also, sales to our industrial production customers may decrease during the Christmas and New Year holidays due to plant shut-downs.
Competition
Our business is highly competitive. Competitors include both large distributors located primarily in large cities and smaller distributors located in many of the same smaller markets in which we have stores. We believe the principal competitive factors affecting the markets for our products are customer service, price, convenience, product availability, and cost saving solutions.
Some competitors use vans to sell their products in markets away from their main warehouses, while others rely on mail order, websites, or telemarketing sales. We, however, believe that the convenience provided to customers by operating stores in small, medium, and large markets, each offering a wide variety of products, is a competitive selling advantage and that the large number of stores in a given area, taken together with our ability to provide frequent deliveries to such stores from centrally located distribution centers, makes possible the prompt and efficient distribution of products. We also believe our local storefront, combined with FAST SolutionsSM (industrial vending), provide a unique way to provide to our customers convenient access to products and cost saving solutions in a business model not easily replicated by our competitors. Having trained personnel at each store also enhances our ability to compete (see ‘Employees’ below).
Employees
At year end, we employed a total of 15,145 full and part-time employees, most of whom were employed at a store location. A breakout of the number of employees, and their respective roles, is contained earlier in this document.
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
A downturn in the economy and other factors may affect customer spending, which could harm our operating results. In general, our sales represent spending on discretionary items or consumption needs by our customers. This spending is affected by many factors, including, among others:

•	general business conditions,

•	business conditions in our principal markets,

•	interest rates,

•	inflation,

•	liquidity in credit markets,

•	taxation,

•	government regulations,

•	fuel prices and electrical power rates,

•	unemployment trends,

•	terrorist attacks and acts of war,

•	weather conditions, and

•	other matters that influence customer confidence and spending.
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
Products that we sell may expose us to potential material liability for property damage, environmental damage, personal injury or death linked to the use of those products by our customers. The products that we sell may expose us to potential claims for property damage, environmental damage, personal injury or death arising out of the use of those products by our customers. Some of our customers operate in challenging industries where there is a material risk of catastrophic events. If any of these events are linked to the use by our customers of any of our products, claims could be brought against us by those customers, by governmental authorities and by third parties who are injured or damaged as a result of such events. In addition, our reputation could be adversely affected by negative publicity surrounding such events regardless of whether or not claims against us are successful. While we maintain insurance coverage to mitigate a portion of this risk and may have recourse against our suppliers for losses arising out of defects in products procured from them, we could experience significant losses as a result of claims made against us to the extent adequate insurance is not in place, the products are manufactured by us or legal recourse against our suppliers is otherwise not available, or our insurers or suppliers are unwilling or unable to satisfy their obligations to us.
Interruptions in the proper functioning of information systems could disrupt operations and cause unanticipated increases in costs and/or decreases in revenues. The proper functioning of our information systems is critical to the successful operation of our business. Although our information systems are protected with robust backup systems, including physical and software safeguards and remote processing capabilities, information systems are still vulnerable to natural disasters, power losses, unauthorized access, telecommunication failures, and other problems. If critical information systems fail or are otherwise unavailable, our ability to process orders, maintain proper levels of inventories, collect accounts receivable, pay expenses, and maintain the security of the Company and customer data could be adversely affected. Disruptions or failures of, or security breaches with respect to, our information technology infrastructure could have a negative impact on our operations.
We work hard to maintain the privacy and security of our customer and business information and the functioning of our computer systems and website. In the event of a security breach or other cyber security incident, we could experience certain operational problems or interruptions, incur substantial additional costs, or become subject to legal or regulatory proceedings, any of which could lead to damage to our reputation in the marketplace. The nature of our business requires us to receive, retain and transmit certain personally identifying information that our customers provide to purchase products or services, register on our websites, or otherwise communicate and interact with us.  While we have taken and continue to undertake significant steps to protect our customer and confidential information and the functioning of our computer systems and website, a compromise of our data security systems or those of businesses we interact with could result in information related to our customers or business being obtained by unauthorized persons or other operational problems or interruptions. We develop and update processes and maintain systems in an effort to try to prevent this from occurring, but the development and maintenance of these processes and systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Consequently, despite our efforts, the possibility of intrusion, interruption of our business, cyber security incidents and theft cannot be eliminated entirely, and risks associated with each of these remain. While we also seek to obtain assurances that third parties we interact with will protect confidential information, there is a risk the confidentiality of data held or accessed by third parties may be compromised. If a compromise of our data security or function of our computer systems or website were to occur, it could have a material adverse effect on our operating results and financial condition and, possibly, subject us to additional legal, regulatory and operating costs and damage our reputation in the marketplace.
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
We may be unable to meet our goals regarding new store openings. Our growth is dependent primarily on our ability to attract new customers. Historically, the most effective way to attract new customers has been opening new stores. In 2007 and 2008, our business strategy focused on opening stores at a rate of approximately 7% to 10% each year, although the economic slowdown in the latter four months of 2008 and all of 2009 caused us to adjust this rate to 2% to 5% for 2009. We opened stores at an annualized rate of 7% in the second half of 2010. We opened stores at the rate of approximately 5% and 3% in 2011 and 2012, respectively. We expect to open new stores at the rate of approximately 2.5% to 3% in 2013; however, failure to open stores at this rate could negatively impact our long-term growth.
Our current business strategy 'pathway-to-profit', which involves reducing our rate of new store openings and using the money saved to add sales personnel at a faster rate, while successful over the last several years, has not yet proven successful on a long‑term basis. In April 2007, we introduced our 'pathway to profit' strategy. This strategy initially involved slowing our annual new store openings from our historical rate of 13% to 18% to approximately 7% to 10%. The funds saved by opening fewer stores would be invested in additional sales personnel, with the goal of increasing our average annual per store sales, capturing earnings leverage, and increasing our pre-tax earnings. At the time we introduced this strategy, we believed that, over the five year period from 2007 to 2012, we could grow our average store sales to $125 thousand per month and grow our pre‑tax earnings as a percent of net sales from 18% to 23%. The economic weakness that dramatically worsened in the fall of 2008 and continued into 2009 caused us to alter this strategy during 2009 by slowing our annual new store openings to a range of approximately 2% to 5% and temporarily stopping headcount additions except at newly opened stores and stores that are growing. Because of this economic setback, we previously indicated that the time required to achieve our pre-tax earnings percentage goals for 'pathway to profit' could be delayed 24 to 30 months. More recently, we have indicated we believe we could hit our pre-tax earnings percentage goal with less than the $125 thousand per month figure. We now believe the pre-tax earnings goal might be accomplished with average store sales as low as $100 to $110 thousand per month due to the structural lowering of our costs. We believe this will shorten the extended time line for achieving our goal to 2013; however, we cannot assure this will occur. A more prolonged downturn in the economy than expected, the prospect of future economic deterioration, changes in the rate of new store openings, difficulty in successfully attracting and retaining qualified sales personnel, an inability to realize anticipated savings from lowering our cost structure, and failure to successfully change our selling process could further adversely impact our ability to grow average store sales, capture earnings leverage, and achieve desired pre‑tax earnings results.
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
Our ability to successfully attract and retain qualified personnel to staff our stores could impact labor costs, sales at existing stores, and the rate of new store openings. Our success depends in part on our ability to attract, motivate, and retain a sufficient number of qualified employees, including store managers, outside sales personnel, and other store associates, who understand and appreciate our culture and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the industry is high. If we are unable to hire and retain personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and product knowledge, our sales could be materially adversely affected. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may also delay the planned openings of new stores. Any such delays, material increases in employee turnover rates at existing stores, or increases in labor costs, could have a material adverse effect on our business, financial condition, or operating results.
Inclement weather and other disruptions to the transportation network could impact our distribution system. Our ability to provide efficient distribution of core business products to our store network is an integral component of our overall business strategy. Disruptions at distribution centers or shipping ports, due to events such as the hurricanes of 2005 and 2012 and the longshoreman’s strike on the West Coast in 2002, may affect our ability to both maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations. In addition, severe weather conditions could adversely affect demand for our products in particularly hard hit regions.
We are exposed to foreign currency exchange rate risk, and changes in foreign exchange rates could increase our costs to procure products and our foreign sales. Because the functional currency related to most of our foreign operations is the applicable local currency, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to customers and purchases from suppliers denominated in foreign currencies. In addition, fluctuations in the relative strength of foreign economies could impact our ability to procure products overseas at competitive prices and our foreign sales. Our primary exchange rate exposure is with the Canadian dollar.
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

Our business may be adversely affected by political gridlock in the United States. We primarily operate in the United States.  During the last several years there has been significant fiscal uncertainty in the country the resolution of which has been impeded by political gridlock. We believe this has adversely impacted our business and could negatively impact our business in the future.

Our FAST SolutionsSM (industrial vending) business is new, and our competitive advantage could be eliminated. We believe we have a competitive advantage due to our industrial vending platform (hardware and software), our local store presence, our 'vendible' product depth, and, in North America, our distribution strength.  These advantages have developed over time; however, other competitors could respond to our rapidly expanding industrial vending business with highly competitive platforms of their own.  These alternative solutions could negatively impact our ability to expand our business and/or negatively impact the economics of the industrial vending business.
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
We will need to begin disclosing our use of 'conflict minerals' in certain of the products we distribute, which will impose costs on us and could raise reputational and other risks. The SEC has promulgated final rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act, regarding disclosure of the use of certain minerals, known as 'conflict minerals', that are mined from the Democratic Republic of the Congo and adjoining countries. These new requirements will require due diligence efforts in fiscal year 2013 and thereafter, with initial disclosure requirements effective in May 2014. There will be costs associated with complying with these disclosure requirements, including costs to determine which of our products are subject to the new rules and the source of any 'conflict minerals' used in those products. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in those products. Also, we may face reputational challenges if we are unable to verify the origins for all metals used in products through the procedures we may implement. We may also encounter challenges to satisfy customers that may require all of the components of products purchased to be certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES
We own several facilities in Winona, Minnesota. These facilities are as follows:

Purpose	Approximate Square Feet
Distribution center and home office	259,000	[1]
Manufacturing facility	100,000
Computer support center	13,000
Winona store	15,000
Winona product support facility	55,000
Rack and shelving storage	42,000
Multi-building complex which houses certain operations of the distribution group, our support services group, and the home office support group	30,000

[1]	This facility was expanded in 2012 to include an auxiliary building which contains an automated storage and retrieval system with 253,000 tote locations for small parts.
We also own the following facilities, excluding store locations, outside of Winona, Minnesota:

Purpose	Location	Approximate Square Feet
Distribution center and manufacturing facility	Indianapolis, Indiana	525,000	[1]
Storage facility	Indianapolis, Indiana	262,000
Distribution center	Atlanta, Georgia	198,000
Distribution center	Dallas, Texas	176,000	[2]
Distribution center	Scranton, Pennsylvania	160,000
Distribution center	Akron, Ohio	102,000
Distribution center	Kansas City, Kansas	300,000
Distribution center	Toronto, Ontario, Canada	62,000
Distribution center	Greensboro, North Carolina	250,000
Distribution center and manufacturing facility	Modesto, California	328,000
Manufacturing facility	Rockford, Illinois	100,000
Local re-distribution center and manufacturing facility	Johor, Malaysia	27,000
Manufacturing facility	Wallingford, Connecticut	187,000

[1]	In addition, this facility has an auxiliary building which contains an automated storage and retrieval system with capacity of 52,000 pallet locations and 250,000 tote locations for small parts.

[2]	In addition, this facility contains an automated storage and retrieval system with capacity of 14,000 pallet locations and 42,000 tote locations for small parts.
In addition, we own 176 buildings that house our store locations in various cities throughout North America.

All other buildings we occupy are leased. Leased stores range from approximately 3,000 to 10,000 square feet, with lease terms of up to 60 months (most initial lease terms are for 36 to 48 months). We also lease the following:

Purpose	Location	Approximate Square Feet	Lease Expiration Date	Remaining Lease Renewal Options
Distribution center	Seattle, Washington	100,000	April 2017	Two
Distribution center	Salt Lake City, Utah	44,000	July 2015	Two
Distribution center	Monterrey, Nuevo Leon, Mexico	14,000	June 2014	One
Distribution center and manufacturing facility	Edmonton, Alberta, Canada	22,000	July 2020	One
Distribution center (supplemental site)	Edmonton, Alberta, Canada	6,400	August 2013	None
Manufacturing facility	Houston, Texas	20,500	June 2014	None
Local re-distribution center and manufacturing facility	Modrice, Czech Republic	15,000	July 2021	None
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
A description of our legal proceedings, if any, is contained in Note 10 of the 'Notes to Consolidated Financial Statements'. The description of our legal proceedings, if any, in Note 10 is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Fastenal Company are:

Name	Employee of Fastenal since	Age	Position
Willard D. Oberton	1980	54	Chief Executive Officer and Director
Leland J. Hein	1985	52	President
Daniel L. Florness	1996	49	Executive Vice President and Chief Financial Officer
Steven A. Rucinski	1980	55	Executive Vice President-Sales
Gary A. Polipnick	1983	49	Executive Vice President-Sales
Kenneth R. Nance	1992	48	Executive Vice President-Sales
Reyne K. Wisecup	1988	49	Executive Vice President-Human Resources and Director
Nicholas J. Lundquist	1979	55	Executive Vice President-Operations
James C. Jansen	1992	42	Executive Vice President-Operations
Michael S. Camp	1991	44	Executive Vice President-Product and Procurement
Ashok Singh	2001	50	Executive Vice President-Information Technology
Mr. Oberton has been our chief executive officer since December 2002. From July 2001 to July 2012, Mr. Oberton was our president and chief executive officer. From July 2001 through December 2002, Mr. Oberton was our president and chief operating officer. Mr. Oberton has also served as one of our directors since June 1999.
Mr. Hein has been our president since July 2012. From November 2007 to July 2012, Mr. Hein was one of our executive vice presidents – sales. Mr. Hein’s responsibilities as an executive vice president – sales included sales and operational oversight over a substantial portion of our business. Prior to November 2007, Mr. Hein served in various sales leadership roles, most recently as leader of our Winona and Kansas City based regions.
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
Mr. Polipnick has been one of our executive vice presidents – sales since July 2012. Mr. Polipnick's responsibilities include sales and operational oversight of our western United States business. Prior to July 2012, Mr. Polipnick served in various sales leadership roles, most recently as leader of our Winona based region.
Mr. Nance has been one of our executive vice presidents – sales since July 2012. Mr. Nance's responsibilities include sales and operational oversight of our eastern United States and Mexican businesses. Prior to July 2012, Mr. Nance served in various sales leadership roles, most recently as leader of our Texas based region.
Ms. Wisecup has been our executive vice president – human resources since November 2007. Prior to November 2007, Ms. Wisecup served in various support roles, most recently as director of employee development. Ms. Wisecup has served as one of our directors since 2000.
Mr. Lundquist has been one of our executive vice presidents – operations since July 2012. Mr. Lundquist's responsibilities include distribution development. From November 2007 to July 2012, Mr. Lundquist was one of our executive vice presidents – sales. Mr. Lundquist’s responsibilities as an executive vice president – sales included sales and operational oversight over a substantial portion of our business. From December 2002 to November 2007, Mr. Lundquist was our executive vice president and chief operating officer.
Mr. Jansen has been an executive vice president – operations since December 2010. Since July 2012, Mr Jansen's responsibilities include oversight of our manufacturing and specialty sales areas. Specialty sales include government sales and industrial vending. Prior to July 2012, Mr. Jansen's responsibilities also included distribution development. From November 2007 to December 2010, Mr. Jansen was our executive vice president – internal operations. From May 2005 to November 2007, Mr. Jansen served as leader of systems development (this role encompassed both information systems and distribution systems development). From April 2000 to April 2005, Mr. Jansen served in the sales leadership role of our Texas based region.
Mr. Camp has been our executive vice president – product and procurement since January 2011. Mr. Camp’s responsibilities include product development, global sourcing, and procurement. From January 2008 through April 2008, Mr. Camp was our vice president – purchasing and supply chain and from May 2008 to December 2010, Mr. Camp was our vice president – product development and procurement. From January 2003 through December 2007, Mr. Camp served as the president of our FASTCO subsidiary, was based in Shanghai, China and was responsible for our sourcing, supplier development, and procurement functions within the Asia-Pacific region. From March 1996 to January 2003, Mr. Camp was the leader of our corporate purchasing departments.
Mr. Singh has been our executive vice president – information technology since January 2011. Mr. Singh joined Fastenal in 2001 and, prior to January 2011, served in various roles of increasing responsibility in the administration and application development areas within our information technology group.
The executive officers are elected by our board of directors for a term of one year and serve until their successors are elected and qualified. None of our executive officers are related to any other such executive officer or to any of our other directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Data
Our shares are traded on The NASDAQ Stock Market under the symbol ‘FAST’. As of February 1, 2013, there were approximately 1,300 record holders of our common stock, which includes nominees or broker dealers holding stock on behalf of an estimated 149,000 beneficial owners.
The following table sets forth, by quarter, the high and low closing sale price of our shares on The NASDAQ Stock Market for 2012 and 2011.

2012:	High	Low	2011 :	High	Low
First quarter	$54.59	43.76	First quarter	$32.42	28.88
Second quarter	$54.65	38.37	Second quarter	$36.01	30.97
Third quarter	$45.30	39.03	Third quarter	$36.65	29.47
Fourth quarter	$46.65	40.20	Fourth quarter	$44.32	32.23
In 2012, we paid quarterly dividends of $0.17, $0.17, $0.19, and $0.21 per share and a special supplemental dividend of $0.50 per share in December (total 2012 dividend equaled $1.24 per share). In 2011, we paid quarterly dividends of $0.25, $0.13, $0.13 and $0.14 per share (total 2011 dividend equaled $0.65 per share). In 2010, we paid semi-annual dividends of $0.20 and $0.21 per share and a special supplemental dividend of $0.21 per share (total 2010 dividend equaled $0.62 per share). On January 16, 2013, we announced a quarterly dividend of $0.10 per share to be paid on March 1, 2013 to shareholders of record at the close of business on February 1, 2013. We expect to pay a smaller quarterly dividend in the initial quarters of 2013 due to the large payout in late 2012. Our board intends to reassess our dividend payments each quarter as we progress through 2013 with the goal of returning to a dividend pattern more in-line with our quarterly dividends in 2012. This decision will be influenced by (1) the state of the economy, (2) the strength of our free cash flow (defined as operating cash flow less capital expenditures), (3) changes to the taxation of dividends, and (4) other factors deemed relevant by our board of directors.
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases by the Company of our common stock during each of the last three months of 2012:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2012	0	$0.00	0	1,800,000
November 1-30, 2012	0	$0.00	0	1,800,000
December 1-31, 2012	0	$0.00	0	1,800,000
Total	0	$0.00	0	1,800,000

The Fastenal Company Common Stock Comparative Performance Graph
Set forth below is a graph comparing, for the five years ended December 31, 2012, the yearly cumulative total shareholder return on our common stock with the yearly cumulative total shareholder return of the S&P Composite Index and an index (the 'Peer Group Index') of a group of peer companies selected by us (the 'Peer Group'). The companies in the Peer Group are Lawson Products, Inc., MSC Industrial Direct Co., Inc., Airgas, Inc., and W.W. Grainger, Inc. Fastenal is not included in the Peer Group.
In calculating the yearly cumulative total shareholder return of the Peer Group Index, the shareholder returns of the companies included in the Peer Group are weighted according to the stock market capitalization of such companies at the beginning of each period for which a return is indicated.
The comparison of total shareholder returns in the performance graph assumes that $100 was invested on December 31, 2007 in Fastenal Company, the S&P Composite Index and the Peer Group Index, and that dividends were reinvested when and as paid.
Comparison of Five Year Cumulative Total Return Among Fastenal Company,
Peer Group Index, and S&P Composite Index

	2007	2008	2009	2010	2011	2012
Fastenal Company	100.00	87.89	107.34	158.53	235.34	258.99
Peer Group Index	100.00	86.44	108.31	153.14	196.92	219.33
S&P Composite Index	100.00	63.01	79.69	91.69	93.63	108.62

ITEM 6.	SELECTED FINANCIAL DATA
Incorporated herein by reference is Ten-Year Selected Financial Data on page 5 of Fastenal’s 2012 Annual Report to Shareholders of which this Form 10-K forms a part, a portion of which is filed as Exhibit 13 to this Form 10-K.

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

BUSINESS AND OPERATIONAL OVERVIEW:
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of approximately 2,700 company owned stores. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance and repair operations (MRO). The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our product include farmers, truckers, railroads, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our stores and customers are primarily located in North America.
Like most industrial and construction centric organizations, we have endured a roller coaster ride over the last several years. The third quarter of 2008 included the final months of an inflationary period related to both steel prices (between 40% and 50% of our sales consist of some type of fastener – nuts, bolts, screws, etc. – most of which are made of steel) and energy prices (a meaningful item for us given the amount of energy that is necessary in the production of our products and in the transportation of our products across North America).
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
The discussion that follows includes information regarding our sales growth and our sales by product line during 2012. This information provides a summary view to understand the dynamics of the year. However, we feel the real story is told in the monthly sales change, sequential trend, and end market information that follows – that information explains the real impact of the market dynamics affecting us over this period of uncertainty.
Over the last several years, we have continued to make significant investments in (1) store locations, (2) national accounts, (3) government sales, (4) internal manufacturing support, (5) international operations (now over 10% of our sales), (6) FAST SolutionsSM (industrial vending), (7) product expansion (with particular emphasis on metalworking products and on exclusive brands), (8) additional sales specialists to support safety products, metalworking products, and our manufacturing operations, and (9) additional sales operational support to focus on under performing stores and under performing industrial vending. We are excited about the prospects of each.
As always, the ‘pathway to profit’ is the cornerstone of our business evolution, and it influences everything we do. Remember, our business centers on our 2,700 stores – their individual success leads to the success of the entire organization over time. As always, we will continue to work to complete this task and maintain our goal of Growth through Customer Service.
SALES GROWTH:
Net sales and growth rates in net sales were as follows:

	2012	2011	2010
Net sales	$3,133,577	2,766,859	2,269,471
Percentage change	13.3%	21.9%	17.6%
The increase in net sales in 2012 came primarily from higher unit sales. Our growth in net sales was impacted by price changes in our products, but the impact was limited. Our growth in net sales was not meaningfully impacted by the introduction of new products or services, but was helped by initiatives such as FAST SolutionsSM (industrial vending). The higher unit sales resulted primarily from increases in sales at older store locations (discussed below and again later in this document) and to a lesser degree the opening of new store locations in the last several years. The growth in net sales at the older store locations was hindered by weakness in the industrial production and non-residential construction industries served by our Company. The change in currencies in foreign countries (primarily Canada) relative to the United States dollar lowered our daily sales growth rate by 0.1% in 2012.

The increase in net sales in 2011 came primarily from higher unit sales. Our growth in net sales was impacted by price changes in our products, but the impact was limited. Our growth in net sales was not meaningfully impacted by the introduction of new products or services, but was helped by initiatives such as FAST SolutionsSM (industrial vending). The higher unit sales resulted primarily from increases in sales at older store locations (discussed below and again later in this document) and to a lesser degree the opening of new store locations in the last several years. The growth in net sales at the older store locations was helped by the moderating impacts of the previous recessionary environment. The change in currencies in foreign countries (primarily Canada) relative to the United States dollar improved our daily sales growth rate by 0.7% in 2011.
The increase in net sales in 2010 came primarily from higher unit sales. Our growth in net sales was not meaningfully impacted by deflationary or inflationary price changes in our products or by the introduction of new products or services. The higher unit sales resulted primarily from increases in sales at older store locations (discussed below and again later in this document) and to a lesser degree the opening of new store locations in the last several years. The growth in net sales at the older store locations was due to the moderating impacts of the previous recessionary environment. The increase in net sales also resulted from the strengthening of the Canadian currency relative to the United States dollar and from our Holo-Krome business, which we acquired in December 2009. These two items added approximately 0.6 and 0.5 percentage points, respectively, to our growth in 2010.
The impact of the economy is best reflected in the growth performance of our stores opened greater than ten years ago (store sites opened as follows: 2012 group – opened 2002 and earlier, 2011 group – opened 2001 and earlier, and 2010 group – opened 2000 and earlier) and opened greater than five years ago (store sites opened as follows: 2012 group – opened 2007 and earlier, 2011 group – opened 2006 and earlier, and 2010 group – opened 2005 and earlier). These two groups of stores are more cyclical due to the increased market share they enjoy in their local markets. The stores opened greater than two years ago represent a consistent ‘same store’ view of our business (store sites opened as follows: 2012 group – opened 2010 and earlier, 2011 group – opened 2009 and earlier, and 2010 group – opened 2008 and earlier). The daily sales change for each of these groups was as follows:

Store Age	2012	2011	2010
Opened greater than 10 years	8.1%	15.2%	12.5%
Opened greater than 5 years	9.8%	17.1%	13.0%
Opened greater than 2 years	10.8%	17.9%	14.6%
Note: The age groups above are measured as of the last day of each respective year.
Stores opened in 2012 contributed approximately $24,859 (or 0.8%) to 2012 net sales. Stores opened in 2011 contributed approximately $85,318 (or 2.7%) to 2012 net sales and approximately $27,120 (or 1.0%) to 2011 net sales. The rate of growth in sales of store locations generally levels off after they have been open for five years, and, as stated earlier, the sales generated at our older store locations typically vary more with the economy than do the sales of younger stores.
SALES BY PRODUCT LINE:
The approximate mix of sales from the fastener product line and from the other product lines was as follows:

	2012	2011	2010
Fastener product line	44%	47%	49%
Other product lines	56%	53%	51%

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
MONTHLY SALES CHANGES:
All company sales – During the months in 2012, 2011, and 2010, all of our selling locations, when combined, had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2012	21.3%	20.0%	19.3%	17.3%	13.1%	14.0%	12.1%	12.0%	12.9%	6.8%	8.2%	9.7%
2011	18.8%	21.5%	22.8%	23.2%	22.6%	22.5%	22.4%	20.0%	18.8%	21.4%	22.2%	21.2%
2010	2.4%	4.4%	12.1%	18.6%	21.1%	21.1%	24.4%	22.1%	23.5%	22.4%	17.9%	20.9%
The growth in the first three and a half months of 2012 generally continued the relative strength we saw in 2011 and in most of 2010. During 2012 there were two distinct economic slowdowns. The first occurred in the late April/May time frame, and then moderated until September. The second occurred in the October/November time frame. This was exaggerated by an unusual business day comparison in October (23 days in 2012 versus 21 days in 2011 - the maintenance portion of our business is often linked to monthly spend patterns, which are not as business day dependent, this can dilute the daily growth picture given the change in business day divisor) and the impact of Hurricane Sandy. The change in currencies in foreign countries (primarily Canada) relative to the United States dollar lowered our daily sales growth rate by 0.1% during 2012 (this lowered our growth in the first, second, and third quarters by 0.1%, 0.4%, 0.2%, respectively and increased our growth in the fourth quarter by 0.2%). This was a sharp contrast to 2011 and 2010, when changes in foreign currencies increased our growth by 0.7% and 0.6%, respectively.
Stores opened greater than two years – Our stores opened greater than two years (store sites opened as follows: 2012 group – opened 2010 and earlier, 2011 group – opened 2009 and earlier, and 2010 group – opened 2008 and earlier) represent a consistent 'same-store' view of our business. During the months in 2012, 2011, and 2010, the stores opened greater than two years had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2012	18.8%	17.1%	16.8%	14.5%	10.1%	11.1%	9.1%	8.6%	9.8%	3.8%	5.1%	6.6%
2011	16.0%	18.4%	19.4%	19.6%	19.2%	19.1%	18.7%	16.5%	15.2%	18.0%	18.5%	17.5%
2010	0.6%	2.3%	9.6%	16.3%	18.5%	18.3%	21.3%	19.2%	19.8%	18.8%	14.1%	16.8%
Stores opened greater than five years – The impact of the economy, over time, is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2012 group – opened 2007 and earlier, 2011 group – opened 2006 and earlier, and 2010 group – opened 2005 and earlier). This group is more cyclical due to the increased market share they enjoy in their local markets. During the months in 2012, 2011, and 2010, the stores opened greater than five years had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2012	17.4%	15.8%	15.7%	13.7%	9.0%	10.2%	8.3%	7.9%	8.5%	2.6%	4.6%	5.6%
2011	15.3%	17.9%	19.2%	19.1%	17.9%	18.2%	17.3%	15.2%	14.5%	17.0%	17.4%	16.9%
2010	-2.1%	-0.5%	7.4%	14.9%	17.3%	16.2%	19.8%	18.2%	18.9%	17.9%	13.2%	16.0%

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

	Jan.(1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Cumulative change from Jan. to Oct.
Past	0.9%	3.3%	2.9%	-0.3%	3.4%	2.8%	-2.3%	2.6%	2.6%	-0.7%	15.9%
2012	-0.3%	0.5%	6.4%	-0.8%	0.5%	2.5%	-2.7%	1.3%	4.3%	-4.8%	7.1%
12Delta	-1.2%	-2.8%	3.5%	-0.5%	-2.9%	-0.3%	-0.4%	-1.3%	1.7%	-4.1%	-8.8%
2011	-0.2%	1.6%	7.0%	0.9%	4.3%	1.7%	-1.0%	1.4%	3.4%	0.7%	21.7%
11Delta	-1.1%	-1.7%	4.1%	1.2%	0.9%	-1.1%	1.3%	-1.2%	0.8%	1.4%	5.8%
2010	2.9%	-0.7%	5.9%	0.6%	4.8%	1.7%	-1.0%	3.5%	4.5%	-1.5%	19.0%
10Delta	2.0%	-4.0%	3.0%	0.9%	1.4%	-1.1%	1.3%	0.9%	1.9%	-0.8%	3.1%

(1)	The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.
A graph of the sequential daily sales change pattern discussed above, starting with a base of '100' in the previous October and ending with the next October, would be as follows:

130
120
110
100
90
Previous Oct.
Jan.
Feb.
Mar.
Apr.
May
June
July
Aug.
Sept.
Oct.
Past
2012
2011
2010

Several observations stand out while viewing the 2012 sequential pattern: (1) The direction of the historical sequential pattern (increased daily sales on a sequential basis in February, March, May, June, August, and September and decreased daily sales on a sequential basis in April and July) has played out each month; however, the cumulative growth in the daily sales from January to October has fallen short of the benchmark figure and of the actual results in 2011 and 2010. (2) The magnitude of the February and May '12Delta' of approximately -2.8% was similar. This fact, as well as the choppiness of the year in general, caused us to approach the year with a conservative tone. (3) The weakness in 2012 was amplified in the first three quarters of the year by changes in foreign currencies (primarily Canada) relative to the U.S. dollar as indicated earlier.
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

	Q1	Q2	Q3	Q4	Annual
2012	20.3%	15.8%	14.0%	9.7%	14.9%
2011	15.5%	18.5%	18.3%	21.0%	20.0%
2010	15.7%	29.8%	30.6%	17.7%	22.4%
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
In the second, third, and fourth quarters of 2012, the decrease in the rate of growth was more pronounced in our industrial production business. This is in sharp contrast to the first quarter of 2012 where the growth was more pronounced in the industrial production business, a trend that had also existed in 2011 and 2010. The first quarter and prior quarters were a direct counter to the 2009 contraction, which was more severe in our industrial production business and less severe in the maintenance portion of our manufacturing business.
The best way to understand the change in our industrial production business is to examine the results in our fastener product line. In the first three months of 2012, the daily sales growth in our fastener product line was approximately 15.4%. This growth dropped to 10.5%, 6.1%, and 8.6% in April, May, and June, respectively, and then averaged 6.0% and 2.6% in the third and fourth quarters, respectively. By contrast, the best way to understand the change in the maintenance portion of the manufacturing business is to examine the results in our non-fastener product lines. In the first three months of 2012, the daily sales growth in our non-fastener business was approximately 25.1%. This dropped to 24.4%, 19.0%, and 19.6% in April, May, and June, respectively, and averaged 18.0% and 13.6% in the third and fourth quarters, respectively. The non-fastener business has demonstrated relative resilience in 2012, when compared to our fastener business and to the distribution industry in general, due to our strong FAST SolutionsSM (industrial vending) program; this is discussed in greater detail later in this document.
The patterns related to the industrial production business, as noted above, are influenced by the movements noted in the Purchasing Manufacturers Index ('PMI') published by the Institute for Supply Management (http://www.ism.ws/), which is a composite index of economic activity in the United States manufacturing sector. The PMI in 2012, 2011, and 2010 was as follows:

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2012	54.1	52.4	53.4	54.8	53.5	49.7	49.8	49.6	51.5	51.7	49.5	50.7
2011	59.9	59.8	59.7	59.7	54.2	55.8	51.4	52.5	52.5	51.8	52.2	53.1
2010	56.7	55.8	59.3	59.0	58.8	56.0	55.7	57.4	56.4	57.0	58.0	57.3

For background to readers not familiar with the PMI index, it is a monthly indicator of the economic health of the manufacturing sector. Five major indicators that influence the PMI index are new orders, inventory levels, productions, supplier deliveries, and the employment environment. When a PMI of 50 or higher is reported, this indicates expansion in the manufacturing industry compared to the previous month. If the PMI is below 50, this represents a contraction in the manufacturing sector.

Our non-residential construction customers have historically represented 20% to 25% of our business. The daily sales to these customers grew or contracted in the first, second, third, and fourth quarters (when compared to the same quarter in the previous year), and for the year, as follows:

	Q1	Q2	Q3	Q4	Annual
2012	17.1%	12.7%	8.2%	4.2%	10.3%
2011	17.7%	15.8%	15.8%	17.4%	17.1%
2010	-14.7%	0.5%	6.3%	10.3%	-0.3%

We believe the weakness in the economy in the fourth quarter of 2012, particularly in the non-residential construction market, was amplified by the political uncertainty in the United States.
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
In our first ten years of being public (1987 to 1997), we opened stores at a rate approaching 30% per year.  In the next ten years, we opened stores at an annual rate of approximately 10% to 15% and, over the last five years, at a rate of approximately 3% to 8% (we currently expect to open approximately 65 to 80 stores in 2013, or approximately 2.5% to 3.0%).  As we gained proximity to more customers, we continued to diversify our growth drivers. This was done to provide existing store personnel with more tools to grow their business organically, and the results of this are reflected in our earlier discussion on sales growth at stores opened greater than five years. In the early 1990's, we began to expand our product lines, and we added new product knowledge to our bench. This was our first big effort to diversify our growth drivers. The next step began in the mid to late 1990's when we began to add sales personnel with certain specialties or focus. This began with our National Accounts group in 1995, and, over time, has expanded to include individuals dedicated to: (1) sales related to our internal manufacturing division, (2) government sales, (3) internet sales, (4) specific products (most recently metal working), and (5) FAST SolutionsSM (industrial vending).  Another step occurred at our sales locations (this includes Fastenal stores as well as strategic account stores and in-plant locations) and at our distribution centers, and began with a targeted merchandising and inventory placement strategy that included our 'Customer Service Project' approximately ten years ago and our 'Master Stocking Hub' initiative approximately five years ago. This strategy allowed us to better target where to stock certain products (local store, regional distribution center, master stocking hub, or supplier) and allowed us to improve our fulfillment, lower our freight costs, and improve our ability to serve a broader range of customers.
Our FAST SolutionsSM (industrial vending) operation is a rapidly expanding component of our business.  We believe industrial vending is the next logical chapter in the Fastenal story; we also believe it has the potential to be transformative to industrial distribution, and that we have a 'first mover' advantage. We are investing aggressively to maximize this advantage. At our investor day in May 2011, we discussed our progress with industrial vending. In addition to our discussion regarding progress, we discussed our goals with the rollout of the industrial vending machines. One of the goals we identified related to our rate of 'machine signings' (the first category below) – our goal was simple, sign 2,500+ machines per quarter (or an annualized run rate of 10,000 machines). In 2012, we hit our annual goal of 10,000 machines during July, and the momentum has continued as we finished the year. We intend to continue our aggressive push with FAST SolutionsSM (industrial vending) and, to this end, have established an internal goal to sign 30,000 machines in 2013, or 2,500 per month rather than per quarter. This is an aggressive goal, but we believe we can hit this run rate during 2013. In addition, during 2012 we developed plans to (1) reinvigorate our fastener growth and to (2) improve the performance (i.e. sales growth) at under-performing locations. These plans centered on expanding our sales team for industrial production business, improving our delivery systems for other fastener business, and expanding the team that supports under-performing stores and districts.

The following table includes some statistics regarding our industrial vending business (note - we added the third category of information in this report to highlight the mix change in the machines deployed as our business expands beyond the flagship FAST 5000 machine):

		Q1	Q2	Q3	Q4	Annual
Number of vending machines in	2012	4,568	4,669	5,334	5,591	20,162
contracts signed during the period[1]	2011	1,405	2,107	2,246	2,084	7,842
	2010	257	420	440	792	1,909
Cumulative machines installed[2]	2012	9,798	13,036	17,013	21,095
	2011	2,659	3,867	5,642	7,453
	2010	892	1,184	1,515	1,925
Percent of installed machines that are a FAST 5000	2012	69.7%	65.9%	60.6%	58.0%
(our most common helix vending machine)	2011	82.6%	77.5%	75.0%	72.5%
	2010	99.5%	97.3%	92.4%	87.8%
Percent of total net sales to	2012	17.8%	20.8%	23.2%	25.8%
customers with vending machines[3]	2011	8.9%	10.5%	13.1%	15.7%
	2010	3.4%	4.6%	6.1%	7.5%
Daily sales growth to customers	2012	33.9%	34.3%	32.9%	28.6%
with vending machines[4]	2011	50.6%	43.9%	42.5%	40.7%
	2010	37.4%	54.0%	56.4%	60.2%

[1]	This represents the gross number of machines signed during the quarter, not the number of contracts.

[2]	This represents the number of machines installed and dispensing product on the last day of the quarter.

[3]	The percentage of total sales (vended and traditional) to customers currently using a vending solution.

[4]	The growth in total sales (vended and traditional) to customers currently using a vending solution compared to the comparable period in the preceding year.

PROFIT DRIVERS OF OUR BUSINESS
We grow our profits by continuously working to grow sales and to improve our relative profitability. We also grow our profits by allowing our inherent profitability to shine through – we refer to this as the 'pathway to profit'. The distinction is important.
We achieve improvements in our relative profitability by increasing our gross margin, by structurally lowering our operating expenses, or both. We advance on the 'pathway to profit' by increasing the average store size (measured in terms of monthly sales), and by allowing the changing store mix to improve our profits. This is best explained by comparing the varying profitability of our 'traditional' stores in the table below. The average store size for the group, and the average age, number of stores, and pre-tax earnings data by store size for the fourth quarter of 2012, 2011, and 2010, respectively, were as follows:

Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Earnings Percentage
Three months ended December 31, 2012				Average store sales = $83,098
$0 to $30,000	4.7	304	11.5%	-14.4%
$30,001 to $60,000	7.6	830	31.3%	12.2%
$60,001 to $100,000	10.0	759	28.6%	21.3%
$100,001 to $150,000	12.9	375	14.1%	26.0%
Over $150,000	14.9	272	10.3%	28.8%
Strategic Account/Overseas Store		112	4.2%
Company Total		2,652	100.0%	20.9%

Three months ended December 31, 2011				Average store sales = $78,781
$0 to $30,000	3.8	353	13.7%	-13.7%
$30,001 to $60,000	7.2	882	34.1%	11.7%
$60,001 to $100,000	9.4	680	26.3%	21.3%
$100,001 to $150,000	12.0	352	13.6%	25.9%
Over $150,000	15.1	227	8.8%	27.4%
Strategic Account/Overseas Store		91	3.5%
Company Total		2,585	100.0%	20.2%

Three months ended December 31, 2010				Average store sales = $67,643
$0 to $30,000	3.8	462	18.6%	-13.2%
$30,001 to $60,000	6.8	952	38.2%	12.7%
$60,001 to $100,000	9.7	573	23.0%	22.0%
$100,001 to $150,000	12.2	276	11.1%	25.2%
Over $150,000	15.2	152	6.1%	27.1%
Strategic Account/Overseas Store		75	3.0%
Company Total		2,490	100.0%	18.7%
Note – Amounts may not foot due to rounding difference.
When we originally announced the 'pathway to profit' strategy in 2007, our goal was to increase our pre-tax earnings, as a percentage of sales, from 18% to 23%. This goal was to be accomplished by slowly moving the mix from the first three categories ($0 to $30,000, $30,001 to $60,000, and $60,001 to $100,000, these groups represented 76.5% of our store base in the first three months of 2007, the last quarter before we announced the 'pathway to profit') to the last three categories ($60,001 to $100,000, $100,001 to $150,000, and over $150,000, these groups represented 53.0% of our store base in the fourth quarter of 2012) and by increasing the average store sales to approximately $125,000 per month. The weak economic environment in 2009 caused our average store size to decrease, and consequently lowered our level of profitability; however, subsequent to 2009 we improved our gross margin and structurally lowered our operating expenses. This improvement allowed us to amplify the 'pathway to profit' and effectively lowered the average store size required to hit our 23% goal. Today we believe we can accomplish our 'pathway to profit' goal with average store sales of approximately $100,000 to $110,000 per month. In the second quarter of 2012 we achieved a pre-tax earnings percentage of 22.2% with average store sales of $89,169 per month.
Note – Dollar amounts in this section are presented in whole dollars, not thousands.

Store Count and Full-Time Equivalent (FTE) Headcount – The table that follows highlights certain impacts on our business of the 'pathway to profit' since its introduction in 2007.  Under the 'pathway to profit' we increased both our store count and our store FTE headcount during 2007 and 2008. However, the rate of increase in store locations slowed and our FTE headcount for all types of personnel was reduced when the economy weakened late in 2008. In the table that follows, we refer to our 'store' net sales, locations, and personnel. When we discuss 'store' net sales, locations, and personnel, we are referring to (1) 'Fastenal' stores and (2) strategic account stores. 'Fastenal' stores are either a 'traditional' store, the typical format in the United States or Canada, or an 'overseas' store, which is the typical format outside the United States and Canada. This is discussed in greater detail earlier in this Form 10-K. Strategic account stores are stores that are focused on selling to a group of large customers in a limited geographic market. The sales, outside of our 'store' group, relate to either (1) our in-plant locations, (2) the portion of our internally manufactured product that is sold directly to a customer and not through a store (including our Holo-Krome business acquired in December 2009), or (3) our direct import business.
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

	Q1 2007	Q3 2008	Q4 2011	Q1 2012	Q2 2012	Q3 2012	Q4 2012

Total net sales reported	$489,157	$625,037	$697,804	$768,875	$804,890	$802,577	$757,235
Less: Non-store sales (approximate)	40,891	57,267	86,737	92,459	98,735	100,124	95,951
Store net sales (approximate)	$448,266	$567,770	$611,067	$676,416	$706,155	$702,453	$661,284
% change since Q1 2007		26.7%	36.3%	50.9%	57.5%	56.7%	47.5%
% change (twelve months)		17.5%	21.0%	20.2%	14.6%	10.1%	8.2%

Percentage of sales through a store	92%	91%	88%	88%	88%	88%	87%

Average monthly sales per store	$72	$82	$79	$86	$89	$88	$83
(using ending store count)
% change since Q1 2007		13.9%	9.7%	19.4%	23.6%	22.2%	15.3%
% change (twelve months)		9.3%	16.2%	16.2%	11.3%	6.0%	5.1%

	Q1 2007	Q3 2008	Q4 2011	Q1 2012	Q2 2012	Q3 2012	Q4 2012
Store locations - quarter end count	2,073	2,300	2,585	2,611	2,635	2,650	2,652
% change since Q1 2007		11.0%	24.7%	26.0%	27.1%	27.8%	27.9%
% change (twelve months)		7.2%	3.8%	3.5%	3.0%	3.3%	2.6%

Store personnel - absolute headcount	6,849	9,123	10,328	10,486	10,637	10,604	10,347
% change since Q1 2007		33.2%	50.8%	53.1%	55.3%	54.8%	51.1%
% change (twelve months)		17.9%	14.1%	12.2%	9.3%	5.4%	0.2%

Store personnel - FTE	6,383	8,280	8,684	8,900	9,126	9,244	9,035
Non-store selling personnel - FTE	616	599	953	998	1,054	1,066	1,070
Sub-total of all sales personnel - FTE	6,999	8,879	9,637	9,898	10,180	10,310	10,105

Distribution personnel-FTE	1,646	1,904	1,820	1,815	1,881	1,887	1,872
Manufacturing personnel - FTE [1]	316	340	516	527	545	544	544
Administrative personnel-FTE	767	805	796	796	794	808	811
Sub-total of non-sales personnel - FTE	2,729	3,049	3,132	3,138	3,220	3,239	3,227

Total - average FTE headcount	9,728	11,928	12,769	13,036	13,400	13,549	13,332

% change since Q1 2007
Store personnel - FTE		29.7%	36.0%	39.4%	43.0%	44.8%	41.5%
Non-store selling personnel - FTE		-2.8%	54.7%	62.0%	71.1%	73.1%	73.7%
Sub-total of all sales personnel - FTE		26.9%	37.7%	41.4%	45.4%	47.3%	44.4%

Distribution personnel-FTE		15.7%	10.6%	10.3%	14.3%	14.6%	13.7%
Manufacturing personnel-FTE [1]		7.6%	63.3%	66.8%	72.5%	72.2%	72.2%
Administrative personnel-FTE		5.0%	3.8%	3.8%	3.5%	5.3%	5.7%
Sub-total of non-sales personnel - FTE		11.7%	14.8%	15.0%	18.0%	18.7%	18.2%

Total - average FTE headcount		22.6%	31.3%	34.0%	37.7%	39.3%	37.0%

% change (twelve months)
Store personnel - FTE		15.2%	14.1%	13.7%	10.6%	7.1%	4.0%
Non-store selling personnel - FTE		-2.4%	33.8%	28.1%	24.0%	15.9%	12.3%
Sub-total of all sales personnel - FTE		13.8%	15.8%	15.0%	11.8%	8.0%	4.9%

Distribution personnel-FTE		6.0%	14.1%	12.9%	7.1%	3.1%	2.9%
Manufacturing personnel - FTE [1]		1.8%	16.2%	14.3%	10.8%	6.0%	5.4%
Administrative personnel - FTE		7.9%	7.0%	4.7%	1.4%	-0.4%	1.9%
Sub-total of non-sales personnel - FTE		6.0%	12.5%	10.9%	6.2%	2.7%	3.0%

Total - average FTE headcount		11.7%	15.0%	14.0%	10.4%	6.7%	4.4%

[1]	The distribution and manufacturing headcount was impacted by the addition of 92 employees with the acquisition of Holo-Krome in December 2009.

STATEMENT OF EARNINGS INFORMATION (percentage of net sales) for the periods ended December 31:

	Twelve-month period
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Gross profit	51.5%	51.8%	51.8%
Operating and administrative expenses	30.0%	31.1%	32.8%
(Gain) loss on sale of property and equipment	0.0%	0.0%	0.0%
Operating income	21.5%	20.8%	19.0%
Interest income	0.0%	0.0%	0.0%
Earnings before income taxes	21.5%	20.8%	19.0%
Note – Amounts may not foot due to rounding difference.
Gross profit – percentage for 2012 decreased from 2011, but stabilized in the second, third, and fourth quarters of 2012.
The gross profit percentage in the first, second, third, and fourth quarters was as follows:

	Q1	Q2	Q3	Q4
2012	51.3%	51.6%	51.6%	51.6%
2011	52.0%	52.2%	51.9%	51.2%
2010	51.1%	52.1%	51.8%	52.0%
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
We believe a normal gross profit percentage range for our business is 51% to 53%. This is based on our current mix of products, geographies, end markets, and end market uses (such as industrial production business versus maintenance business). Our business operated below our expected gross profit range at the end of 2009, and expanded into the low end of this range during 2010. In the second quarter of 2010, we moved into the middle of the range as the three components of gross profit improved, the contribution being split fairly evenly between the three components. We remained in the middle of the range until the fourth quarter of 2011. In the fourth quarter of 2011, our gross margin felt pressure and dropped to the lower end of the range. This drop was primarily due to changes in our transactional margin (primarily due to changes in product and customer mix), lower vendor incentive gross profit, and lower freight utilization. The latter two items created half of the gross margin drop and are more of a seasonal issue. In the first quarter of 2012, our gross margin improved nominally over the previous quarter. This was primarily caused by the seasonal improvement of vendor volume allowances as rising fuel prices offset our improvements in freight utilization. In the second, third, and fourth quarters of 2012, our gross margin improved when compared to the first quarter. Most of this improvement related to improvements in our transactional gross margin. The improvement was partially offset by the weakening of our selling prices in certain foreign markets due to changes in the exchange rate. One item of note, in the fourth quarter of 2012 we experienced a drop off in the freight component of our gross margin due to lower freight utilization, a typical pattern due to the seasonal drop off in business; this decline was offset by an improvement in the remaining portion of our transactional gross margin that centers on product transactional cost and customer pricing.
Operating and administrative expenses - improved relative to sales in both 2012 as a whole and the fourth quarter of 2012 versus 2011 as a whole and the fourth quarter of 2011.
Historically, our two largest components of operating and administrative expenses have consisted of employee related expenses (approximately 65% to 70%) and occupancy related expenses (approximately 15% to 20%). The remaining expenses cover a variety of items with selling transportation typically being the largest.

The three largest components of operating and administrative expenses grew as follows for the periods ended December 31 (compared to the comparable periods in the preceding year):

	Twelve-month period
	2012	2011	2010
Employee related expenses	10.1%	19.7%	14.6%
Occupancy related expenses	4.8%	7.4%	5.7%
Selling transportation costs	10.1%	26.5%	-0.2%
Employee related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. The increase in 2012 was driven by the following factors: (1) average employee headcount, measured on a full-time equivalent basis, grew 8.7%, (2) sales commissions grew, (3) bonus amounts related to our growth drivers grew (this includes items such as industrial vending bonuses and manager minimum pay adjustments), and (4) our profit sharing contribution grew. The increase in 2011 was driven by the following factors: (1) employee headcount, measured on a full-time equivalent basis, grew 15.0%, (2) sales commissions grew (this increase was amplified by stronger sales growth relative to 2010, which had a meaningful impact on the commission earned, and higher gross profit margins), (3) total bonuses earned increased due to our profit growth, (4) hours worked per employee grew, and (5) our profit sharing contribution grew.
Occupancy related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our stores and distribution locations, and (4) FAST SolutionsSM (industrial vending) equipment (we consider the vending equipment to be a logical extension of our store operation and classify the expense as occupancy). The increase in 2012 was driven by (1) a dramatic increase in the amount of FAST SolutionsSM (industrial vending) equipment as discussed earlier in this document, (2) an increase in the number of locations, and (3) increased investment in our distribution infrastructure over the last several years. Almost all of our occupancy increase in 2012 related to item (4) a dramatic increase in the amount of FAST SolutionsSM (industrial vending) equipment, as our energy savings offset most of the increase relating to items (1) and (3). The energy savings were driven by our efforts to lower energy consumption, a mild winter, and a drop in natural gas prices during the heating season. The increase in 2011 was driven by the same factors noted above with one exception; in 2011 approximately 50% of the increase was due to rising utility costs.
Our selling transportation costs consist primarily of our store fleet as most of the distribution fleet costs are included in the cost of sales. Selling transportation costs included in operating and administrative expenses increased in 2012; however, they increased at a rate less than sales growth. The increase in 2012 was primarily due to elevated fuel prices in the first quarter, and, in the case of the first, second, and third quarters, the impact of the 2011 expansion of our fleet related to additions to our non-store sales personnel, particularly our industrial vending vehicles. The increase in 2011 was primarily related to the increase in per gallon fuel costs discussed below and the expansion of our fleet related to additions to our non-store sales personnel, particularly our industrial vending vehicles. Our selling and transportation costs in the fourth quarter of 2012 were comparable to those in the fourth quarter of 2011 because the per gallon fuel costs only grew nominally and the number of our industrial vending vehicles had normalized. Conversely, the increase in the fourth quarter of 2011 from the fourth quarter of 2010 was driven by the dramatic increase in per gallon fuel costs and the ramp up in the number of our industrial vending vehicles.

The last several years have seen meaningful swings in the cost of diesel fuel and gasoline – During the first, second, third, and fourth quarters of 2012, our total vehicle fuel costs were approximately $10.6, $10.8, $10.8, and $10.3 million, respectively. During the first, second, third, and fourth quarters of 2011, our total vehicle fuel costs were approximately $8.6, $10.5, $9.8, and $9.8 million, respectively. The changes resulted from variations in fuel costs, variations in the service levels provided to our stores from our distribution centers, changes in the number of vehicles at our store locations, and changes in the number of other sales centered vehicles as a result of store openings and the expansion of our non-store sales force. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of sales and the fuel utilized in our store delivery and other sales centered vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50:50 between distribution and store and other sales centered use).
The average per gallon fuel costs (in actual dollars) and the percentage change (on a year-over-year basis) for the last three years was as follows:

Per gallon average price	Q1	Q2	Q3	Q4	Annual Average[1]

2012 price
Diesel fuel	$3.92	3.98	3.88	4.05	3.96
Gasoline	$3.53	3.73	3.61	3.53	3.60

2011 price
Diesel fuel	$3.60	4.04	3.90	3.87	3.85
Gasoline	$3.22	3.78	3.62	3.37	3.50

2010 price
Diesel fuel	$2.89	3.06	2.96	3.14	3.01
Gasoline	$2.68	2.80	2.71	2.84	2.76

Per gallon price change	Q1	Q2	Q3	Q4	Annual[1]

2012 change
Diesel fuel	8.9%	-1.5%	-0.5%	4.7%	2.9%
Gasoline	9.6%	-1.3%	-0.3%	4.7%	2.9%

2011 change
Diesel fuel	24.6%	32.0%	31.8%	23.2%	27.9%
Gasoline	20.1%	35.0%	33.6%	18.7%	26.8%

[1]	Average of the four quarterly figures contained in the table.
Income taxes – Incomes taxes, as a percentage of earnings before income taxes, were approximately 37.6% and 37.8% for 2012 and 2011, respectively.  As our international business and profits grow over time, the lower income tax rates in those jurisdictions, relative to the United States, have begun to lower our effective tax rate.

Net Earnings – Net earnings, net earnings per share (EPS), percentage change in net earnings, and the percentage change in EPS, were as follows:

Dollar amounts	2012	2011	2010
Net earnings	$420,536	357,929	265,356
Basic EPS	1.42	1.21	0.90
Diluted EPS	1.42	1.21	0.90
Percentage change	2012	2011	2010
Net earnings	17.5%	34.9%	43.9%
Basic EPS	17.4%	34.4%	45.2%
Diluted EPS	17.4%	34.4%	45.2%
During 2012, the net earnings increase was greater than that of sales primarily due to the effective management of operating expenses and a slightly lower income tax rate. During 2011, the net earnings increase was greater than that of sales primarily due to the effective management of operating expenses and a slightly lower income tax rate. During 2010, the net earnings increase was greater than that of sales primarily due to the previously mentioned factors included in the discussion on the improvements in the gross margin percentage and in the growth in operating expenses which was dramatically less than sales growth.

Operational Working Capital – Operational working capital, which we define as accounts receivable and inventories, are highlighted below. The annual dollar change and the annual percentage change were as follows:

Dollar change	2012	2011
Accounts receivable	$33,565	68,461
Inventories	69,231	88,783
Operational working capital[1]	$102,796	157,244
Annual percentage change	2012	2011
Accounts receivable	9.9%	25.3%
Inventories	10.7%	15.9%
Operational working capital[1]	10.4%	19.0%
1 For purposes of this discussion, we are defining operational working capital as accounts receivable, net and inventories.
The growth in accounts receivable noted above was driven by our sales growth in the final two months of the period. The strong growth in recent years of our international business and large customer accounts has created some difficulty with managing the growth of accounts receivable relative to the growth in sales. This was exaggerated by the short month in December 2012 versus 2011 (19 business days versus 21 days) and due to a drop off in payment activity due to Christmas Day and New Year's Day falling on a Tuesday resulting in a number of our customers being shut down for the last full week of December. We saw a similar short month impact in September 2012. Also as indicated above, our sales in the last two months of the year grew from 2011 to 2012 by 3.9%; however, our daily sales growth in the last two months of 2012 was 9.1% which resulted in increased year end receivables.
Our growth in inventory balances over time does not have as direct a relationship to our monthly sales patterns as does our growth in accounts receivable. This is impacted by other aspects of our business. For example, the dramatic economic slowdown in late 2008 and early 2009 caused our inventory to spike. This occurred because the lead time for inventory procurement is typically longer than the visibility we have into future monthly sales patterns. Over the last decade, we increased our relative inventory levels due to the following: (1) new store openings, (2) expanded stocking breadth at individual stores, (3) expanded stocking breadth at our distributions centers (for example, our master stocking hub in Indianapolis expanded its product breadth over six fold from 2005 to 2011), (4) expanded direct sourcing, (5) expanded exclusive brands (private label), and (6) expanded FAST SolutionsSM (industrial vending) solutions. Items (4), (5), and (6), plus the impact of strong growth with national accounts and international expansion, created most of our inventory growth in both 2012 and 2011.

As we indicated in earlier communications, our goal is to move the ratio of annual sales to accounts receivable and inventory (Annual Sales: AR&I) back to a better than a 3.0:1 ratio. On December 31, 2012 and 2011, we had a ratio of 2.9:1 and 2.8:1, respectively.
Liquidity and Capital Resources
Net cash provided by operating activities — Net cash provided by operating activities in dollars and as a percentage of net earnings were as follows:

	2012	2011	2010
Net cash provided	$396,292	268,489	240,488
% of net earnings	94.2%	75.0%	90.6%
The increases in the net cash provided in each of the three years was primarily due to increases in earnings. The lower percentage of the earnings figure in 2011 was primarily due to increases in inventory necessary to support our industrial vending and metalworking initiatives.
The approximate percentage mix of inventory stocked at our stores versus our distribution center locations was as follows at year end:

	2012	2011	2010
Store	56%	56%	57%
Distribution Center	44%	44%	43%
Total	100%	100%	100%
New stores open with the standard store model, which consists of a core stocking level of approximately $50 thousand per location. This inventory level grows as the level of business in a store grows.
Net cash used in investing activities — Net cash used in investing activities in dollars and as a percentage of net earnings were as follows:

	2012	2011	2010
Net cash used	$107,204	112,223	80,048
% of net earnings	25.5%	31.4%	30.2%

The changes in net cash used was primarily related to changes in our net capital expenditures as discussed below. The 2012 figure was partially offset by the liquidation of marketable securities late in the year to help fund our supplemental dividend payment.

Net property and equipment expenditures in dollars and as a percentage of net earnings were as follows:

	2012	2011	2010
Net capital expenditures	$133,882	116,489	69,138
% of net earnings	31.8%	32.5%	26.1%
The net capital expenditures increased over the three years. The increases were primarily caused by the dramatic increase in the number of FAST SolutionsSM (industrial vending) machines deployed in our business.
Property and equipment expenditures in 2012, 2011, and 2010 consist of: (1) purchase of software and hardware for Fastenal’s information processing systems, (2) addition of certain pickup trucks, (3) purchase of signage, shelving, and other fixed assets related to store openings, (4) addition of manufacturing and warehouse equipment, (5) expansion or improvement of certain owned or leased store properties, (6) expansion of Fastenal’s distribution/trucking fleet, (7) cost related to the expansion of our Indianapolis, Indiana master distribution center (2010), (8) cost of a new manufacturing facility for our Holo-Krome business in Wallingford, Connecticut (2010), (9) purchases related to FAST SolutionsSM (industrial vending), which primarily consists of automated vending equipment, and (10) cost related to the expansion of our Winona, Minnesota distribution center (2012 and 2011). Disposals of property and equipment consist of the planned disposition of certain pick-up trucks, semi-tractors, and trailers in the normal course of business, and the disposition of real estate relating to several store locations.
Set forth below is an estimate of our 2013 net capital expenditures and a recap of our 2012, 2011, and 2010 net capital expenditures.

	2013	2012	2011	2010
Net capital expenditures	(Estimate)	(Actual)	(Actual)	(Actual)
Manufacturing, warehouse and packaging equipment, industrial vending equipment, and facilities	$159,300	105,278	83,607	50,822
Shelving and related supplies for store openings and for product expansion at existing stores	6,200	5,240	5,259	4,298
Data processing software and equipment	10,500	11,102	12,036	7,347
Real estate and improvements to store locations	4,500	6,014	5,157	1,740
Vehicles	9,900	10,772	13,984	9,390
Proceeds from sale of property and equipment	(3,900)	(4,524)	(3,554)	(4,459)
	$186,500	133,882	116,489	69,138
We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and from our borrowing capacity. Because of the considerable cash required in 2013 for expanding our FAST SolutionsSM (industrial vending) and increasing the use of automation in our distribution centers, together with the large dividend payout late in 2012, we established a $125,000 unsecured credit facility in December 2012, to provide additional cash flow in that month and in 2013 and 2014. In addition to opening new stores in the United States, we plan to continue opening additional stores in our foreign markets. As of year end, we had no material outstanding commitments for capital expenditures.

We have future commitments for facilities and equipment and for vehicles at year end. The facility and vehicle amounts primarily consist of future lease payments. The expected future cash obligations related to the commitments are as follows:

	Total	2013	2014 & 2015	2016 & 2017	After 2017
Facilities and equipment	$225,973	87,942	107,085	30,946	—
Vehicles	33,452	18,962	14,490	—	—
Total	$259,425	106,904	121,575	30,946	—
Net Cash Used in Financing Activities – Net cash used in financing activities in dollars and as a percentage of net earnings were as follows:

	2012	2011	2010
Net cash used	$327,513	181,819	182,814
% of net earnings	77.9%	50.8%	68.9%
The fluctuations are due to changes in the level of our dividend payments. This amount was partially offset by the exercise of stock options by our employees in 2012 and 2011. These items in dollars and as a percentage of earnings were as follows:

	2012	2011	2010
Dividends	$367,306	191,741	182,814
% of net earnings	87.3%	53.6%	68.9%

Stock purchases	—	—	—
% of net earnings	—%	—%	—%

Total returned to shareholders	$367,306	191,741	182,814
% of net earnings	87.3%	53.6%	68.9%

Proceeds from the exercise of stock options	(29,644)	(8,939)	—
% of net earnings	(7.0)%	(2.5)%	—

Net impact to cash used	$337,662	182,802	182,814
% of net earnings	80.3%	51.1%	68.9%
Stock Repurchase— We did not purchase any stock in 2012, 2011, or 2010. As of February 7, 2013, we have authority from our board of directors to purchase up to 1,800,000 shares of our common stock.
Dividends — We declared a dividend of $0.10 per share on January 16, 2013. We paid aggregate annual dividends per share of $1.24, $0.65, and $0.62 in 2012, 2011, and 2010, respectively.
Line of Credit — A description of our credit facility is contained in Note 10 of the 'Notes to Consolidated Financial Statements'. The description of our credit facility in Note 10 is incorporated herein by reference.
Effects of Inflation— We noted minimal price changes in 2012 and 2011.
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

New Accounting Pronouncements
A description of new accounting pronouncements is contained in Note 13 of the ‘Notes to Consolidated Financial Statements'. The description of the new accounting pronouncements in Note 13 is incorporated herein by reference.
Proposed Accounting Pronouncements
A description of proposed accounting pronouncements is contained in Note 13 of the ‘Notes to Consolidated Financial Statements’. The description of the proposed accounting pronouncements in Note 13 is incorporated herein by reference.
Geographic Information
Information regarding our revenues and long-lived assets by geographic area is contained in Note 8 of the ‘Notes to Consolidated Financial Statements’. Risks related to our foreign operations are described earlier in this Form 10-K under the heading ‘Certain Risks and Uncertainties’ and ‘Item 1A. Risk Factors’.

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

(2)
Commodity Steel Pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. During the last decade, there has been nominal movement in overall steel pricing, with some deflation occurring in the wake of the economic crisis of the Far East markets that occurred in the late 1990’s. This trend reversed to inflation in the period from late 2003 to the early part of 2005 and again from mid 2007 to the fall of 2008. In the first half of 2009, we noted meaningful deflation. In 2010, we noted minimal price changes except for stainless steel which did inflate. Stainless steel products represent approximately 5% of our business. In 2011 and 2012, we noted nominal price increases. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.

(3)
Commodity Energy Prices – We have market risk for changes in gasoline, diesel fuel, natural gas, and electricity; however, this risk is mitigated in part by our ability to pass freight costs to our customers, the efficiency of our trucking distribution network, and the ability, over time, to manage our occupancy costs related to the heating and cooling of our facilities through better efficiency.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Fastenal Company:
We have audited the accompanying consolidated balance sheets of Fastenal Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the table of contents at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Fastenal Company’s management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fastenal Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Furthermore, in our opinion, Fastenal Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    KPMG LLP
Minneapolis, Minnesota
February 7, 2013

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands except share information)

	December 31
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$79,611	117,676
Marketable securities	354	27,165
Trade accounts receivable, net of allowance for doubtful accounts of $6,728 and $5,647, respectively	372,159	338,594
Inventories	715,383	646,152
Deferred income tax assets	14,420	16,718
Other current assets	97,361	89,833
Prepaid income taxes	7,368	—
Total current assets	1,286,656	1,236,138
Property and equipment, less accumulated depreciation	516,427	435,601
Other assets, net	12,749	13,209
Total assets	$1,815,832	1,684,948
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,019	73,779
Accrued expenses	126,155	111,962
Income taxes payable	—	2,077
Total current liabilities	204,174	187,818
Deferred income tax liabilities	51,298	38,154
Commitments and contingencies (notes 5, 9, and 10)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 400,000,000 shares authorized, 296,564,382 and 295,258,674 shares issued and outstanding, respectively	2,966	2,953
Additional paid-in capital	61,436	16,856
Retained earnings	1,477,601	1,424,371
Accumulated other comprehensive income	18,357	14,796
Total stockholders’ equity	1,560,360	1,458,976
Total liabilities and stockholders’ equity	$1,815,832	1,684,948
See accompanying notes to consolidated financial statements

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Amounts in thousands except earnings per share)
For the year ended December 31,

	2012	2011	2010
Net sales	$3,133,577	2,766,859	2,269,471
Cost of sales	1,519,053	1,332,687	1,094,635
Gross profit	1,614,524	1,434,172	1,174,836
Operating and administrative expenses	941,236	859,369	745,112
(Gain) Loss on sale of property and equipment	(403)	194	35
Operating income	673,691	574,609	429,689
Interest income	464	472	951
Earnings before income taxes	674,155	575,081	430,640
Income tax expense	253,619	217,152	165,284
Net earnings	$420,536	357,929	265,356
Basic net earnings per share	$1.42	1.21	0.90
Diluted net earnings per share	$1.42	1.21	0.90
Basic weighted average shares outstanding	296,089	295,054	294,861
Diluted weighted average shares outstanding	297,151	295,869	294,861
See accompanying notes to consolidated financial statements

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Amounts in thousands)
For the year ended December 31,

	2012	2011	2010
Net earnings	$420,536	357,929	265,356
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0 in 2012, 2011, and 2010)	3,522	(3,791)	5,062
Change in marketable securities (net of tax of $0 in 2012, 2011, and 2010)	39	95	35
Comprehensive income	$424,097	354,233	270,453
See accompanying notes to consolidated financial statements

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2009	294,861	$2,948	(1,141)	1,175,641	13,395	1,190,843
Dividends paid in cash	—	—	—	(182,814)	—	(182,814)
Stock based compensation	—	—	4,030	—	—	4,030
Net earnings	—	—	—	265,356	—	265,356
Other comprehensive income (loss)	—	—	—	—	5,097	5,097
Balance as of December 31, 2010	294,861	$2,948	2,889	1,258,183	18,492	1,282,512
Dividends paid in cash	—	—	—	(191,741)	—	(191,741)
Stock options exercised	397	5	8,934	—	—	8,939
Stock based compensation	—	—	4,050	—	—	4,050
Excess tax benefits from stock based compensation	—	—	983	—	—	983
Net earnings	—	—	—	357,929	—	357,929
Other comprehensive income (loss)	—	—	—	—	(3,696)	(3,696)
Balance as of December 31, 2011	295,258	$2,953	16,856	1,424,371	14,796	1,458,976
Dividends paid in cash	—	—	—	(367,306)	—	(367,306)
Stock options exercised	1,306	13	29,631	—	—	29,644
Stock based compensation	—	—	4,800	—	—	4,800
Excess tax benefits from stock based compensation	—	—	10,149	—	—	10,149
Net earnings	—	—	—	420,536	—	420,536
Other comprehensive income (loss)	—	—	—	—	3,561	3,561
Balance as of December 31, 2012	296,564	$2,966	61,436	1,477,601	18,357	1,560,360
See accompanying notes to consolidated financial statements

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
For the year ended December 31,

	2012	2011	2010
Cash flows from operating activities:
Net earnings	$420,536	357,929	265,356
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	53,459	44,113	40,688
(Gain) Loss on sale of property and equipment	(403)	194	35
Bad debt expense	9,726	9,217	8,658
Deferred income taxes	15,442	15,747	1,602
Stock based compensation	4,800	4,050	4,030
Excess tax benefits from stock based compensation	(10,149)	—	—
Amortization of non-compete agreements	593	593	67
Changes in operating assets and liabilities:
Trade accounts receivable	(43,291)	(77,678)	(64,622)
Inventories	(69,231)	(88,783)	(48,964)
Other current assets	(7,528)	(19,294)	(24,577)
Accounts payable	4,240	13,305	6,984
Accrued expenses	14,193	15,550	30,393
Income taxes	704	(3,222)	16,956
Other	3,201	(3,232)	3,882
Net cash provided by operating activities	396,292	268,489	240,488
Cash flows from investing activities:
Purchase of property and equipment	(138,406)	(120,043)	(73,597)
Proceeds from sale of property and equipment	4,524	3,554	4,459
Net decrease (increase) in marketable securities	26,811	4,054	(581)
Increase (decrease) in other assets	(133)	212	(10,329)
Net cash used in investing activities	(107,204)	(112,223)	(80,048)
Cash flows from financing activities:
Proceeds from exercise of stock options	29,644	8,939	—
Excess tax benefits from stock based compensation	10,149	983	—
Payment of dividends	(367,306)	(191,741)	(182,814)
Net cash used in financing activities	(327,513)	(181,819)	(182,814)

Effect of exchange rate changes on cash	360	(464)	1,215
Net decrease in cash and cash equivalents	(38,065)	(26,017)	(21,159)
Cash and cash equivalents at beginning of year	117,676	143,693	164,852
Cash and cash equivalents at end of year	$79,611	117,676	143,693
Supplemental disclosure of cash flow information:
Cash paid during each year for income taxes	$268,357	205,614	146,726
See accompanying notes to consolidated financial statements

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Business Overview and Summary of Significant Accounting Policies
Business Overview
Fastenal is a leader in the wholesale distribution of industrial and construction supplies operating stores primarily located in North America. On December 31, 2012, we operated approximately 2,700 company-owned or leased store locations.
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
Marketable securities as of December 31, 2012 and 2011 consist of common stock and debt securities. We classify our marketable securities as available-for-sale. Available-for-sale securities are recorded at fair value based on current market value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings but are included in comprehensive income and are reported as a separate component of stockholders’ equity until realized, unless a decline in the market value of any available-for-sale security is below cost then the amount is deemed other than temporary and is charged to earnings, resulting in the establishment of a new cost basis for the security.
Inventories
Inventories, consisting of finished goods merchandise held for resale, are stated at the lower of cost (first in, first out method) or market.
Property and Equipment
Property and equipment are stated at cost. Depreciation on buildings and equipment is provided for using the straight-line method over the anticipated economic useful lives of the related property. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by the asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. There were no impairments recorded during any of the three years reported in these consolidated financial statements.
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
Stockholders’ Equity and Stock-Based Compensation
We have a stock option employee compensation plan ('stock option plan'). The options granted under our stock option plan vest and become exercisable over a period of up to eight years. Each option will terminate, to the extent not previously exercised, 13 months after the end of the relevant vesting period. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period.
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
Segment Reporting
We have determined that we meet the aggregation criteria outlined in the accounting standards as our various operations have similar (1) economic characteristics, (2) products and services, (3) customers, (4) distribution channels, and (5) regulatory environments. Therefore, we report as a single business segment.

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
The following table presents the placement in the fair value hierarchy of assets that are measured at fair value on a recurring basis:

December 31, 2012:	Total	Level 1	Level 2	Level 3
Common stock	$354	354	—	—
Total available-for-sale securities	$354	354	—	—

December 31, 2011:	Total	Level 1	Level 2	Level 3
Common stock	$320	320	—	—
Government and agency securities	26,845	26,845	—	—
Total available-for-sale securities	$27,165	27,165	—	—
There were no transfers between levels during 2012 and 2011.
As of December 31, 2012, our financial assets that are measured at fair value on a recurring basis include only common stock.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Marketable securities, all treated as available-for-sale securities, consist of the following:

December 31, 2012:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Common stock	$197	157	—	354
Total available-for-sale securities	$197	157	—	354

December 31, 2011:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Common stock	$197	123	—	320
Government and agency securities	26,851	—	(6)	26,845
Total available-for-sale securities	$27,048	123	(6)	27,165
The unrealized gains and losses recorded in accumulated other comprehensive income and the realized gains and losses recorded in earnings were immaterial during the three years reported in these consolidated financial statements.
Future maturities of our available-for-sale securities consist of the following:

	Less than 12 months		Greater than 12 months
December 31, 2012:	Amortized cost	Fair value	Amortized cost	Fair value
Common stock	$197	354	—	—
Total available-for-sale securities	$197	354	—	—

Note 3. Long-Lived Assets
Property and equipment
Property and equipment at year end consists of the following:

	Depreciable life in years	2012	2011
Land	—	$31,831	31,350
Buildings and improvements	15 to 40	200,439	172,372
Automated storage and retrieval equipment	5 to 30	69,404	61,371
Equipment and shelving	3 to 10	398,240	339,471
Transportation equipment	3 to 5	52,093	49,074
Construction in progress	—	88,071	71,466
		840,078	725,104
Less accumulated depreciation		(323,651)	(289,503)
Net property and equipment		$516,427	435,601

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 4. Accrued Expenses
Accrued expenses at year end consist of the following:

	2012	2011
Payroll and related taxes	$19,614	16,808
Bonuses and commissions	14,159	16,233
Profit sharing contribution	11,110	7,717
Insurance	25,188	30,548
Promotions	13,581	10,866
Sales, real estate, and personal property taxes	38,562	26,676
Vehicle loss reserve and deferred rebates	200	743
Legal reserves	531	100
Other	3,210	2,271
	$126,155	111,962

Note 5. Stockholders’ Equity
Our authorized, issued, and, outstanding shares (stated in whole numbers) at year end consist of the following:

	Par Value	2012	2011
Preferred Stock	.01/share
Authorized		5,000,000	5,000,000
Shares issued and outstanding		—	—
Common Stock	.01/share
Authorized		400,000,000	400,000,000
Shares issued and outstanding		296,564,382	295,258,674
Dividends
On January 16, 2013, our board of directors declared a quarterly dividend of $0.10 per share of common stock to be paid in cash on March 1, 2013 to shareholders of record at the close of business on February 1, 2013. We paid aggregate annual dividends per share of $1.24, $0.65, and $0.62 in 2012, 2011, and 2010, respectively.
Stock Options
The following tables summarize the details of grants made under our stock option plan that are still outstanding, and the assumptions used to value these grants. All options granted were effective at the close of business on the date of grant.

	Options granted	Option exercise (strike) price	Closing stock price on date of grant	December 31, 2012
Date of grant				Options outstanding	Options vested
April 17, 2012	1,235,000	$54.00	$49.01	1,177,500	—
April 19, 2011	410,000	$35.00	$31.78	380,000	—
April 20, 2010	530,000	$30.00	$27.13	380,000	—
April 21, 2009	790,000	$27.00	$17.61	540,000	—
April 15, 2008	550,000	$27.00	$24.35	286,167	116,167
April 17, 2007	4,380,000	$22.50	$20.15	2,072,125	1,052,625
Total	7,895,000			4,835,792	1,168,792

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Date of grant	Risk-free interest rate	Expected life of option in years	Expected dividend yield	Expected stock volatility	Estimated fair value of stock option
April 17, 2012	0.9%	5.00	1.4%	39.25%	$13.69
April 19, 2011	2.1%	5.00	1.6%	39.33%	$11.20
April 20, 2010	2.6%	5.00	1.5%	39.10%	$8.14
April 21, 2009	1.9%	5.00	1.0%	38.80%	$3.64
April 15, 2008	2.7%	5.00	1.0%	30.93%	$7.75
April 17, 2007	4.6%	4.85	1.0%	31.59%	$5.63
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
A summary of the activity under our stock option plan is as follows:

	Options outstanding	Exercise Price[1]	Remaining Life[2]
Outstanding as of January 1, 2012	5,132,750	$24.92	4.72
Granted	1,235,000	$54.00	8.41
Exercised/earned	(1,305,708)	$22.70
Cancelled/forfeited	(226,250)	$34.12
Outstanding as of December 31, 2012	4,835,792	$32.51	5.40
Exercisable as of December 31, 2012	1,168,792	$22.95	3.45

	Options outstanding	Exercise Price[1]	Remaining Life[2]
Outstanding as of January 1, 2011	5,320,000	$24.03	5.50
Granted	410,000	$35.00	7.93
Exercised/earned	(397,250)	22.50
Cancelled/forfeited	(200,000)	$26.78
Outstanding as of December 31, 2011	5,132,750	$24.92	4.72
Exercisable as of December 31, 2011	1,852,750	$22.50	3.16

[1]	Weighted-average exercise price

[2]	Weighted-average remaining contractual life in years
The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011, and 2010 was $34,424, $4,977, and $0, respectively. The intrinsic value represents the difference between the exercise price and fair value of the underlying shares at a specified date.
At December 31, 2012, there was $20,131 of total unrecognized compensation cost related to unvested stock options granted under the plan. The cost is expected to be recognized over a weighted average period of 4.69 years. The total fair value of shares vested under our stock option plan during 2012, 2011, and 2010 was $3,866, $9,168, and $1,125, respectively.
Total stock-based compensation expense related to our stock option plan was $4,800, $4,050, and $4,030 for 2012, 2011, and 2010, respectively.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive:

Reconciliation	2012	2011	2010
Basic-weighted average shares outstanding	296,089,348	295,053,790	294,861,424
Weighted shares assumed upon exercise of stock options	1,061,602	814,936	—
Diluted-weighted average shares outstanding	297,150,950	295,868,726	294,861,424

Summary of anti-dilutive options excluded	2012	2011	2010
Options to purchase shares of common stock	847,254	704,384	5,328,246
Weighted-average exercise prices of options	$54.00	32.05	23.94
Any dilutive impact summarized above would relate to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive option securities then outstanding.

Note 6. Retirement Savings Plan
The Fastenal Company and Subsidiaries 401(k) and Employee Stock Ownership Plan covers all of our employees in the United States. Our employees in Canada may participate in a Registered Retirement Savings Plan. The general purpose of both of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. In addition to the contributions of our employees, we make a profit sharing contribution on an annual basis based on an established formula. Our contribution under this profit sharing formula was approximately $11,110, $7,717 and $5,005 for 2012, 2011, and 2010, respectively.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 7. Income Taxes
Earnings before income taxes were derived from the following sources:

	2012	2011	2010
Domestic	$649,098	545,527	409,068
Foreign	25,057	29,554	21,572
	$674,155	575,081	430,640
Components of income tax expense (benefit) are as follows:

2012 :	Current	Deferred	Total
Federal	$202,095	14,742	216,837
State	27,586	981	28,567
Foreign	8,476	(261)	8,215
	$238,157	15,462	253,619

2011 :	Current	Deferred	Total
Federal	$164,125	17,343	181,468
State	28,669	(244)	28,425
Foreign	8,683	(1,424)	7,259
	$201,477	15,675	217,152

2010 :	Current	Deferred	Total
Federal	$136,247	(936)	135,311
State	22,914	(492)	22,422
Foreign	4,448	3,103	7,551
	$163,609	1,675	165,284
Income tax expense in the accompanying consolidated financial statements differs from the expected expense as follows:

	2012	2011	2010
Federal income tax expense at the ‘expected’ rate of 35%	$235,954	201,278	150,724
Increase (decrease) attributed to:
State income taxes, net of federal benefit	19,565	18,210	14,259
State tax matters	884	737	1,238
Other, net	(2,784)	(3,073)	(937)
Total income tax expense	$253,619	217,152	165,284

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at year end are as follows:

	2012	2011
Deferred income tax asset (liability):
Inventory costing and valuation methods	$4,045	4,643
Allowance for doubtful accounts receivable	2,618	2,202
Insurance claims payable	7,825	10,807
Promotions payable	945	797
Accrued legal reserves	207	39
Stock based compensation	4,715	5,853
Federal and state benefit of uncertain tax positions	1,871	1,632
Other, net	267	920
Total deferred income tax assets	22,493	26,893
Property and equipment	(59,371)	(48,329)
Total deferred income tax liabilities	(59,371)	(48,329)
Net deferred income tax asset (liability)	$(36,878)	(21,436)
No significant valuation allowance for deferred tax assets was necessary as of December 31, 2012 and 2011. The character of the deferred tax assets is such that they can typically be realized through carryback to prior tax periods or offset against future taxable income.
A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows:

	2012	2011
Balance at start of year:	$4,653	3,617
Increase related to prior year tax positions	172	578
Decrease related to prior year tax positions	(1,025)	(65)
Increase related to current year tax positions	2,170	523
Decrease related to statute of limitation lapses	—	—
Settlements	(639)	—
Balance at end of year:	$5,331	4,653
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

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 8. Geographic Information
Our revenues and long-lived assets relate to the following geographic areas:

Revenues	2012	2011	2010
United States	$2,798,124	2,474,805	2,067,860
Canada	218,570	198,592	145,078
Other foreign countries	116,883	93,462	56,533
	$3,133,577	2,766,859	2,269,471

Long-Lived Assets	2012	2011	2010
United States	$495,609	426,329	361,083
Canada	15,954	11,105	9,536
Other foreign countries	17,613	11,376	6,814
	$529,176	448,810	377,433
The accounting policies of the operations in the various geographic areas are the same as those described in the summary of significant accounting policies. Long-lived assets consist of property and equipment, location security deposits, goodwill, and other intangibles. Revenues are attributed to countries based on the location of the store from which the sale occurred. No single customer represents 10% or more of our consolidated net sales.

Note 9. Operating Leases
We lease space under non-cancelable operating leases for several distribution centers, several manufacturing locations, and certain store locations with initial terms of one to 60 months. Most store locations have initial lease terms of 36 to 48 months. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Any such terms are recognized as rent expense over the term of the lease. Further, the leases do not contain contingent rent provisions. Leasehold improvements, with a net book value of $2,180 at December 31, 2012, on operating leases are amortized over a 36-month period. We lease certain semi-tractors and pick-ups under operating leases. The semi-tractor leases typically have a 36-month term. The pick-up leases typically have a non-cancellable lease term of approximately one year, with renewal options for up to 72-months. Our average lease term for pick-ups is typically for 28 to 36 months. Future minimum annual rentals for the leased facilities and the leased vehicles are as follows:

	Leased facilities	Leased vehicles	Total
2013	$87,942	18,962	106,904
2014	64,092	10,017	74,109
2015	42,993	4,473	47,466
2016	23,343	—	23,343
2017	7,603	—	7,603
2018 and thereafter	—	—	—
	$225,973	33,452	259,425

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Rent expense under all operating leases was as follows:

	Leased facilities	Leased vehicles	Total
2012	$96,540	29,039	125,579
2011	$95,808	23,866	119,674
2010	$92,854	21,540	114,394
Certain operating leases for vehicles contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $43,654. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote, except for a $200 loss on disposal reserve provided at December 31, 2012. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized when we sell or dispose of the vehicle or at the end of the lease term.

Note 10. Commitments and Contingencies
Credit Facilities and Commitments
In December 2012, we entered into a new $125 million unsecured revolving credit facility. The facility includes a $40 million letter of credit subfacility. The facility will expire, and any outstanding loans under the facility will mature on December 13, 2015. At year end there was one letter of credit outstanding under the facility, with an undrawn balance of $29,250. No loans were outstanding under the facility at year end.
Loans under the facility, other than swing line loans, bear interest at a rate per annum equal to, at our election, either (i) LIBOR for an interest period of one month, reset daily, plus 0.875%, or (ii) LIBOR for an interest period of one, two, three, six or twelve months as selected by us, reset at the end of the selected interest period, plus 0.875%. Swing line loans bear interest at a rate per annum equal to LIBOR for an interest period of one month, reset daily, plus 0.875%. We pay a commitment fee for the unused portion of the facility of 0.10% per annum, if the average quarterly utilization of the facility is 20% or more, or 0.125% per annum, if the average quarterly utilization of the facility is less than 20%. For each letter of credit issued under the facility, we pay a commission fee on the amount available to be drawn under such letter of credit equal to 0.875% per annum and, subject to certain exceptions, an issuance fee equal to 0.075% of the face amount of such letter of credit.
During 2001, we completed the construction of a new building for our Kansas City warehouse, and completed an expansion of this warehouse in 2004. We were required to obtain financing for the construction and expansion of this facility under an Industrial Revenue Bond ('IRB'). We subsequently purchased 100% of the outstanding bonds under the IRB at par. In addition to purchasing the outstanding obligations, we have a right of offset included in the IRB debt agreement. Accordingly, we have netted the impact of the IRB in the accompanying consolidated financial statements. The outstanding balance of the IRB was approximately $3,200 and $9,733 at December 31, 2012 and 2011, respectively.
Legal Contingencies
We are involved in certain legal actions. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, that could require significant expenditures or result in lost revenues. We record a liability for these legal actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. As of December 31, 2012, there were no material litigation matters that we consider to be probable or reasonably estimable.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 11. Sales by Product Line
The percentages of our net sales by product line are as follows:

Type	Introduced	2012	2011	2010
Fasteners[1]	1967	44.0%	46.9%	49.1%
Tools	1993	9.3%	9.4%	9.3%
Cutting tools	1996	5.1%	4.6%	4.4%
Hydraulics & pneumatics	1996	7.6%	7.8%	7.2%
Material handling	1996	6.0%	6.1%	6.1%
Janitorial supplies	1996	6.6%	6.2%	6.1%
Electrical supplies	1997	4.7%	4.7%	4.6%
Welding supplies	1997	4.3%	3.9%	3.6%
Safety supplies	1999	9.3%	7.9%	7.0%
Metals	2001	0.5%	0.5%	0.5%
Direct ship[2]	2004	1.6%	1.6%	1.6%
Office supplies	2010	0.1%	0.1%	0.1%
Other		0.9%	0.3%	0.4%
		100.0%	100.0%	100.0%

[1]	Fastener product line represents fasteners and miscellaneous supplies.

[2]
Direct ship represents a cross section of products from the eleven product lines. The items included here represent certain items with historically low margins which are shipped directly from our distribution channel to our customers, bypassing our store network.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 12. Subsequent Events
We evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements, with the exception of the dividend disclosed in note 5.

Note 13. New and Proposed Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ('FASB') issued Accounting Standards Update ('ASU') No. 2011-06, Comprehensive Income (Topic 820). This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This accounting standard update was effective beginning in our first quarter of fiscal 2012. The adoption of this accounting standard did not have an impact on our financial statements other than the presentation of the required information.
In August 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment (and in February 2012 provided additional information with the issuance of ASU No. 2012-02). These updates approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. We adopted these accounting standard updates in the quarters they were issued. The adoption of these accounting standard updates did not have a material impact on our financial statements.
Proposed Accounting Pronouncements
In recent exposure drafts, the International Accounting Standards Board and the FASB proposed a new approach to the accounting for leases. From a lessee’s perspective, the exposure drafts propose to abolish the distinction between operating and finance/capital leases. In its place, a right-of-use model would be used. This proposal, as currently written, would require the lessee to recognize an asset for its right to use the underlying leased asset and a liability for its obligation to make lease payments. This would lead to an increase in assets and liabilities for leases currently classified as operating leases and could also lead to a change in timing as to when the expense is recognized. This exposure draft is not yet finalized; however, we believe knowledge of this information is useful to the reader of our financial statements as many of our store locations and many of our vehicles are currently leased, and those leases are accounted for as operating leases.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 14. Selected Quarterly Financial Data (Unaudited)
(Amounts in thousands except per share information)

2012 :	Net sales	Gross profit	Pre-tax earnings	Net earnings	Basic net earnings per share[1]
First quarter	$768,875	394,177	161,129	100,194	0.34
Second quarter	804,890	415,151	179,039	112,306	0.38
Third quarter	802,577	414,375	175,836	109,320	0.37
Fourth quarter	757,235	390,821	158,151	98,716	0.33
Total	$3,133,577	1,614,524	674,155	420,536	1.42

2011 :	Net sales	Gross profit	Pre-tax earnings	Net earnings	Basic net earnings per share[1]
First quarter	$640,583	333,380	128,811	79,547	0.27
Second quarter	701,730	366,233	150,182	94,112	0.32
Third quarter	726,742	377,381	155,319	96,798	0.33
Fourth quarter	697,804	357,178	140,769	87,472	0.30
Total	$2,766,859	1,434,172	575,081	357,929	1.21
1 Note – Amounts may not foot due to rounding difference.

***End of Notes to Consolidated Financial Statements***

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the ‘Securities Exchange Act’)). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.

Attestation Report of Independent Registered Public Accounting Firm
The attestation report required under this item is contained earlier in this Form 10-K under the heading 'Item 8, Financial Statements and Supplementary Data'.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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
Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ Willard D. Oberton	/s/ Daniel L. Florness
Willard D. Oberton	Daniel L. Florness
Chief Executive Officer	Executive Vice-President and Chief Financial Officer

Winona, MN
February 7, 2013

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
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
There were no material changes to the procedures by which security holders may recommend nominees to the board of directors since our last report, except that those recommendations should now be directed to our nominating committee in lieu of our board of directors in the manner described in the Proxy Statement under the heading 'Corporate Governance and Director Compensation—Nominating Committee'.
In January 2004, our board of directors adopted a supplement to our existing standards of conduct designed to qualify the standards of conduct as a code of ethics within the meaning of Item 406(b) of Regulation S-K promulgated by the SEC ('Code of Ethics'). The standards of conduct, as supplemented, apply to all of our directors, officers, and employees, including without limitation our chief executive officer, chief financial officer, principal accounting officer, and controller (if any), and persons performing similar functions ('Senior Financial Officers'). Those portions of the standards of conduct, as supplemented, that constitute a required element of a Code of Ethics are available without charge by submitting a request to us pursuant to the directions detailed on our website at www.fastenal.com. In the event we amend or waive any portion of the standards of conduct, as supplemented, that constitutes a required element of a Code of Ethics and such amendment or waiver applies to any of our Senior Financial Officers, we intend to post on our website, within four business days after the date of such amendment or waiver, a brief description of such amendment or waiver, the name of each Senior Financial Officer to whom the amendment or waiver applies, and the date of the amendment or waiver.

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
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	4,835,792	$32.51	7,323,940
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	4,835,792		7,323,940

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference is the information appearing under the headings ‘Corporate Governance and Director Compensation—Director Independence and Other Board Matters’, ‘Corporate Governance and Director Compensation—Related Person Transaction Approval Policy’, ‘Corporate Governance and Director Compensation—Transactions with Related Persons’, and ‘Corporate Governance and Director Compensation—Director Nominations Process’ in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated herein by reference is the information appearing under the heading ‘Audit and Related Matters—Audit and Related Fees’ and ‘Audit and Related Matters—Pre-Approval of Services’ in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1. Financial Statements:
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Earnings for the years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010
Notes to Consolidated Financial Statements
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

10.2	Fastenal Company Stock Option Plan (incorporated by reference to Exhibit A to Fastenal Company’s Proxy Statement dated February 23, 2007)*

10.3	Fastenal Company Incentive Plan (incorporated by reference to Appendix A to Fastenal Company’s Proxy Statement dated February 23, 2012)*

10.4
Credit Agreement dated as of December 13, 2012 among Fastenal Company, the Lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated as of December 19, 2012)

13	Portions of 2012 Annual Report to Shareholders not included in this Form 10-K (only those sections specifically incorporated by reference in this Form 10-K shall be deemed filed with the SEC)

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to Consolidated Financial Statements.

We will furnish copies of these Exhibits upon request and payment of our reasonable expenses in furnishing the Exhibits.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

FASTENAL COMPANY
Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2012, 2011, and 2010
(Amounts in thousands)

Description	Balance at beginning of year	“Additions” charged to costs and expenses		“Other” additions (deductions)	“Less” deductions		Balance at end of year
Year ended December 31, 2012
Allowance for doubtful accounts	$5,647	9,726		—	8,645		6,728
Insurance reserves	$30,548	43,024	[1]	—	48,384	[2]	25,188
Year ended December 31, 2011
Allowance for doubtful accounts	$4,761	9,217		—	8,331		5,647
Insurance reserves	$28,067	46,287	[1]	—	43,806	[2]	30,548
Year ended December 31, 2010
Allowance for doubtful accounts	$4,086	8,658		—	7,983		4,761
Insurance reserves	$23,722	47,848	[1]	—	43,503	[2]	28,067

[1]	Includes costs and expenses incurred for premiums and claims related to health and general insurance.

[2]	Includes costs and expenses paid for premiums and claims related to health and general insurance.
See accompanying Report of Independent Registered Public Accounting Firm incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 7, 2013

FASTENAL COMPANY

By	/s/ Willard D. Oberton
Willard D. Oberton, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Date: February 7, 2013

By	/s/ Willard D. Oberton	By	/s/ Daniel L. Florness
	Willard D. Oberton, Chief Executive Officer		Daniel L. Florness, Chief Financial Officer
	(Principal Executive Officer) and		(Principal Financial Officer and
	Director		Principal Accounting Officer)

By	/s/ Robert A. Kierlin	By	/s/ Stephen M. Slaggie
	Robert A. Kierlin, Director (Chairman)		Stephen M. Slaggie, Director

By	/s/ Michael M. Gostomski	By	/s/ Michael J. Dolan
	Michael M. Gostomski, Director		Michael J. Dolan, Director

By	/s/ Reyne K. Wisecup	By	/s/ Hugh L. Miller
	Reyne K. Wisecup, Director		Hugh L. Miller, Director

By	/s/ Michael J. Ancius	By	/s/ Scott A. Satterlee
	Michael J. Ancius, Director		Scott A. Satterlee, Director

By	/s/ Rita J. Heise	By	/s/ Darren R. Jackson
	Rita J. Heise, Director		Darren R. Jackson, Director

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	Incorporated by Reference
3.2	Restated By-Laws of Fastenal Company	Incorporated by Reference
10.1	Description of Bonus Arrangements for Executive Officers	Incorporated by Reference
10.2	Fastenal Company Stock Option Plan	Incorporated by Reference
10.3	Fastenal Company Incentive Plan	Incorporated by Reference
10.4
Credit Agreement dated as of December 13, 2012 among Fastenal Company, the Lenders from time to time thereto, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender
Incorporated by Reference
13	Portions of 2012 Annual Report to Shareholders not included in this Form 10-K (only those sections specifically incorporated by reference in this Form 10-K shall be deemed filed with the SEC)	Electronically Filed
21	List of Subsidiaries	Electronically Filed
23	Consent of Independent Registered Public Accounting Firm	Electronically Filed
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed
32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed
EX 101.INS	XBRL Instance Document	Electronically Filed
EX 101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Filed
EX 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Electronically Filed
EX 101.DEF	XBRL Taxonomy Definition Linkbase Document	Electronically Filed
EX 101.LAB	XBRL Taxonomy Label Linkbase Document	Electronically Filed
EX 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Electronically Filed