Form 10-Q
period 2013-09-30
FASTENAL CO
filed 2013-10-15
CIK 815556

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013, or

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at October 8, 2013
Common Stock, par value $.01 per share	296,742,069

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands except share information)

	(Unaudited)
Assets	September 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$92,190	79,611
Marketable securities	441	354
Trade accounts receivable, net of allowance for doubtful accounts of $8,403 and $6,728, respectively	453,652	372,159
Inventories	755,985	715,383
Deferred income tax assets	13,815	14,420
Other current assets	120,747	97,361
Prepaid income taxes	—	7,368
Total current assets	1,436,830	1,286,656

Property and equipment, less accumulated depreciation	611,051	516,427
Other assets, net	12,538	12,749

Total assets	$2,060,419	1,815,832

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$105,131	78,019
Accrued expenses	152,447	126,155
Income taxes payable	1,994	—
Total current liabilities	259,572	204,174

Deferred income tax liabilities	51,212	51,298

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 400,000,000 shares authorized, 296,742,069 and 296,564,382 shares issued and outstanding, respectively	2,968	2,966
Additional paid-in capital	68,125	61,436
Retained earnings	1,663,789	1,477,601
Accumulated other comprehensive income	14,753	18,357
Total stockholders' equity	1,749,635	1,560,360
Total liabilities and stockholders' equity	$2,060,419	1,815,832
The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Amounts in thousands except earnings per share)

	(Unaudited)		(Unaudited)
	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Net sales	$2,512,346	2,376,342	$858,424	802,577

Cost of sales	1,204,350	1,152,639	415,029	388,202
Gross profit	1,307,996	1,223,703	443,395	414,375

Operating and administrative expenses	753,042	708,322	254,957	238,814
Gain on sale of property and equipment	(568)	(266)	(112)	(158)
Operating income	555,522	515,647	188,550	175,719

Interest income	733	357	118	117
Interest expense	(61)	—	(25)	—

Earnings before income taxes	556,194	516,004	188,643	175,836

Income tax expense	206,787	194,184	69,293	66,516

Net earnings	$349,407	321,820	$119,350	109,320

Basic net earnings per share	$1.18	1.09	$0.40	0.37

Diluted net earnings per share	$1.17	1.08	$0.40	0.37

Basic weighted average shares outstanding	296,756	295,964	296,843	296,238

Diluted weighted average shares outstanding	297,701	297,084	297,716	297,179
The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	(Unaudited)		(Unaudited)
	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Net earnings	$349,407	321,820	$119,350	109,320
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0 in 2013 and 2012)	(3,692)	4,154	3,668	4,598
Change in marketable securities (net of tax of $0 in 2013 and 2012)	88	46	4	56
Comprehensive income	$345,803	326,020	$123,022	113,974
The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	(Unaudited)
	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$349,407	321,820
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	47,212	39,153
Gain on sale of property and equipment	(568)	(266)
Bad debt expense	7,087	7,240
Deferred income taxes	519	4,817
Stock based compensation	4,050	3,450
Excess tax benefits from stock based compensation	(2,682)	(8,957)
Amortization of non-compete agreements	290	445
Changes in operating assets and liabilities:
Trade accounts receivable	(88,580)	(79,679)
Inventories	(40,602)	(29,676)
Other current assets	(23,386)	(10,301)
Accounts payable	27,112	11,103
Accrued expenses	26,292	11,217
Income taxes	12,044	14,835
Other	(2,922)	3,895
Net cash provided by operating activities	315,273	289,096

Cash flows from investing activities:
Purchase of property and equipment	(145,559)	(88,323)
Proceeds from sale of property and equipment	4,291	1,102
Net increase in marketable securities	(87)	(63)
Increase in other assets	(79)	(122)
Net cash used in investing activities	(141,434)	(87,406)

Cash flows from financing activities:
Borrowings under line of credit	100,000	—
Payments against line of credit	(100,000)	—
Proceeds from exercise of stock options	9,039	23,785
Excess tax benefits from stock based compensation	2,682	8,957
Purchase of common stock	(9,080)	—
Payment of dividends	(163,219)	(156,810)
Net cash used in financing activities	(160,578)	(124,068)

Effect of exchange rate changes on cash	(682)	305

Net increase in cash and cash equivalents	12,579	77,927

Cash and cash equivalents at beginning of period	79,611	117,676

Cash and cash equivalents at end of period	$92,190	195,603

Supplemental disclosure of cash flow information:
Cash paid during each period for interest	$61	—
Cash paid during each period for income taxes	$192,408	184,166
The accompanying notes are an integral part of the consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share information and where otherwise noted)
September 30, 2013 and 2012
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

(2) Marketable Securities
Due to the varying short-term cash needs of our business, we periodically have marketable securities. We value these assets utilizing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to measurements involving unobservable inputs (Level 3). The three levels of the fair value hierarchy are as follows:

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

The following table presents the placement in the fair value hierarchy of assets that are measured at fair value on a recurring basis:

September 30, 2013:	Total	Level 1	Level 2	Level 3
Common stock	$441	441	—	—
Total available-for-sale securities	$441	441	—	—

December 31, 2012:	Total	Level 1	Level 2	Level 3
Common stock	$354	354	—	—
Total available-for-sale securities	$354	354	—	—

September 30, 2012:	Total	Level 1	Level 2	Level 3
Common stock	$360	360	—	—
Government and agency securities	26,868	26,868	—	—
Total available-for-sale securities	$27,228	27,228	—	—
There were no transfers between levels during the nine and three month periods ended September 30, 2013 and 2012.
As of September 30, 2013, December 31, 2012, and September 30, 2012, our financial assets that are measured at fair value on a recurring basis consisted of common stock and, in the case of September 30, 2012, debt securities.

FASTENAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share information and where otherwise noted)
September 30, 2013 and 2012
(Unaudited)

Marketable securities, all treated as available-for-sale securities, consist of the following:

September 30, 2013:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Common stock	$197	244	—	441
Total available-for-sale securities	$197	244	—	441

December 31, 2012:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Common stock	$197	157	—	354
Total available-for-sale securities	$197	157	—	354

September 30, 2012:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Common stock	$197	163	—	360
Government and agency securities	26,868	—	—	26,868
Total available-for-sale securities	$27,065	163	—	27,228
The unrealized gains and losses recorded in accumulated other comprehensive income and the realized gains and losses recorded in earnings were immaterial during the periods reported in these consolidated financial statements.
Future maturities of our available-for-sale securities consist of the following:

	Less than 12 months		Greater than 12 months
September 30, 2013:	Amortized cost	Fair value	Amortized cost	Fair value
Common stock	$197	441	—	—
Total available-for-sale securities	$197	441	—	—

FASTENAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share information and where otherwise noted)
September 30, 2013 and 2012
(Unaudited)

(3) Stockholders’ Equity
Our authorized, issued, and outstanding shares (share amounts stated in whole numbers) consist of the following:

	Par Value		September 30, 2013	December 31, 2012	September 30, 2012
Preferred Stock	$.01	/share
Shares authorized			5,000,000	5,000,000	5,000,000
Shares issued and outstanding			—	—	—
Common Stock	$.01	/share
Shares authorized			400,000,000	400,000,000	400,000,000
Shares issued and outstanding			296,742,069	296,564,382	296,307,832
Dividends
On October 8, 2013, our board of directors declared a dividend of $0.25 per share of common stock. This dividend is to be paid in cash on November 22, 2013 to shareholders of record at the close of business on October 25, 2013. Since 2011 we have paid quarterly dividends and, in 2012, we paid a supplemental dividend late in the year due to uncertainty related to future dividend tax rates in the United States. Our board of directors expects to continue paying quarterly dividends, provided the future determination as to payment of dividends will depend on the financial needs of the Company and such other factors as deemed relevant by the board of directors.
The following table presents the dividends either paid previously or declared by our board of directors for future payment:

	2013	2012
First quarter	$0.10	$0.17
Second quarter	0.20	0.17
Third quarter	0.25	0.19
Fourth quarter	0.25	0.21
Sub-Total	$0.80	$0.74
Supplemental		0.50
Total	$0.80	$1.24

FASTENAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share information and where otherwise noted)
September 30, 2013 and 2012
(Unaudited)

Stock Options

The following tables summarize the details of grants made under our stock option plan of options that have been granted and are outstanding, and the assumptions used to value these options. All options granted were effective at the close of business on the date of grant.

		Option	Closing
		exercise	stock price	September 30, 2013
	Options	(strike)	on date	Options	Options
Date of grant	granted	price	of grant	outstanding	vested
April 16, 2013	205,000	$54.00	$49.25	177,500	—
April 17, 2012	1,235,000	$54.00	$49.01	1,132,500	—
April 19, 2011	410,000	$35.00	$31.78	360,000	—
April 20, 2010	530,000	$30.00	$27.13	300,000	—
April 21, 2009	790,000	$27.00	$17.61	413,600	173,600
April 15, 2008	550,000	$27.00	$24.35	216,000	114,750
April 17, 2007	4,380,000	$22.50	$20.15	1,796,005	1,126,505
Total	8,100,000			4,395,605	1,414,855

Date of grant	Risk-free interest rate	Expected life of option in years	Expected dividend yield	Expected stock volatility	Estimated fair value of stock option
April 16, 2013	0.7%	5.00	1.6%	37.42%	$12.66
April 17, 2012	0.9%	5.00	1.4%	39.25%	$13.69
April 19, 2011	2.1%	5.00	1.6%	39.33%	$11.20
April 20, 2010	2.6%	5.00	1.5%	39.10%	$8.14
April 21, 2009	1.9%	5.00	1.0%	38.80%	$3.64
April 15, 2008	2.7%	5.00	1.0%	30.93%	$7.75
April 17, 2007	4.6%	4.85	1.0%	31.59%	$5.63
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the nine month periods ended September 30, 2013 and 2012 was $4,050 and $3,450, respectively. Unrecognized compensation expense related to outstanding stock options as of September 30, 2013 was $17,273 and is expected to be recognized over a weighted average period of 4.92 years. Any future changes in estimated forfeitures will impact this amount.

FASTENAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share information and where otherwise noted)
September 30, 2013 and 2012
(Unaudited)

Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive:

	Nine-month period		Three-month period
Reconciliation	2013	2012	2013	2012
Basic weighted average shares outstanding	296,755,815	295,964,359	296,842,771	296,237,956
Weighted shares assumed upon exercise of stock options	945,509	1,119,341	873,604	940,790
Diluted weighted average shares outstanding	297,701,324	297,083,700	297,716,375	297,178,746

	Nine-month period		Three-month period
Summary of anti-dilutive options excluded	2013	2012	2013	2012
Options to purchase shares of common stock	1,263,599	735,675	1,313,261	1,578,804
Weighted average exercise price of options	$54.00	$54.00	$54.00	$49.43
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
As of September 30, 2013 and 2012, the Company had $4,692 and $4,254, respectively, of liabilities recorded related to unrecognized tax benefits. Included in this liability for unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. The Company does not anticipate its total unrecognized tax benefits will change significantly during the next 12 months.

(5) Operating Leases
We lease certain pick-up trucks under operating leases. These leases have a non-cancellable lease term of one year, with renewal options for up to 72 months. The pick-up truck leases include an early buy out clause we generally exercise, thereby giving the leases an effective term of 28-36 months. Certain operating leases for vehicles contain residual value guarantee provisions which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $48,709. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote, except for a $43 loss on disposal reserve provided at September 30, 2013. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized when we sell or dispose of the vehicle or at the end of the lease term.

FASTENAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share information and where otherwise noted)
September 30, 2013 and 2012
(Unaudited)

(6) Contingencies
As of September 30, 2013 there were no material litigation matters that we consider to be probable or reasonably estimable.

(7) Subsequent Events
On October 8, 2013, our board of directors declared a dividend of $0.25 per share. This dividend is discussed in footnote (3) 'Stockholders' Equity'.

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
Our motto is Growth through Customer Service. This is important given the points noted above. We believe in efficient markets – to us, this means we can grow our market share if we provide the greatest value to the customer. We believe our ability to grow is amplified if we can service our customer at the 'closest economic point of contact'. For us, this 'closest economic point of contact' is the local store; therefore, our focus centers on understanding their day, their opportunities, and their obstacles.
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

SALES GROWTH:
Net sales and growth rates in net sales were as follows:

	Nine-month period		Three-month period
	2013	2012	2013	2012
Net sales	$2,512,346	2,376,342	$858,424	802,577
Percentage change	5.7%	14.9%	7.0%	10.4%
The increase in net sales in the first nine months of 2013 and 2012 came primarily from higher unit sales. Our growth in net sales was impacted by slight inflationary price changes in our non-fastener products and some price deflation in our fastener products, but the net impact was a slight drag on growth. Our growth in net sales was not meaningfully impacted by the introduction of new products or services, with one exception, our FAST SolutionsSM (industrial vending) initiative did stimulate faster growth with a subset of our customers (discussed later in this document). The higher unit sales resulted primarily from increases in sales at older store locations (discussed below and again later in this document) and to a lesser degree the opening of new store locations in the last several years. The growth in net sales at the older store locations was due to the growth drivers of our business (discussed later in this document), and, in the case of 2012, the moderating impacts of the recessionary environment. The change in currencies in foreign countries (primarily Canada) relative to the United States dollar lowered our daily sales growth rate by 0.2% and 0.2% in the first nine months of 2013 and 2012, respectively and by 0.3% and 0.2% in the three-month periods of 2013 and 2012, respectively.
Our sales growth of 7.0% in the three month period of 2013 was impacted by the gain of one business day versus the prior year (64 days versus 63). Our sales growth adjusted to a daily basis was 5.3% in the three month period of 2013. We believe our sales growth was held back partially due to the global economic uncertainty combined with economic policy uncertainty in the United States.
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

	Nine-month period		Three-month period
	2013	2012	2013	2012
Store Age
Opened greater than 2 years	4.0%	12.6%	3.7%	9.0%
Opened greater than 5 years	3.0%	11.6%	2.8%	8.1%
Opened greater than 10 years	1.6%	9.9%	1.5%	6.6%
Note: The age groups above are measured as of the last day of each respective calendar year.

SALES BY PRODUCT LINE:
The mix of sales from the original fastener product line and from the other product lines was as follows:

	Nine-month period		Three-month period
	2013	2012	2013	2012
Fastener product line	42.6%	44.4%	41.7%	43.5%
Other product lines	57.4%	55.6%	58.3%	56.5%
	100.0%	100.0%	100.0%	100.0%

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
MONTHLY SALES CHANGES:
All company sales – During the months in 2013, 2012, and 2011, all of our selling locations, when combined, had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2013	6.7%	8.2%	5.1%	4.8%	5.3%	6.0%	2.9%	7.2%	5.7%
2012	21.3%	20.0%	19.3%	17.3%	13.1%	14.0%	12.1%	12.0%	12.9%	6.8%	8.2%	9.7%
2011	18.8%	21.5%	22.8%	23.2%	22.6%	22.5%	22.4%	20.0%	18.8%	21.4%	22.2%	21.2%
Stores opened greater than two years – Our stores opened greater than two years (store sites opened as follows: 2013 group – opened 2011 and earlier, 2012 group – opened 2010 and earlier, and 2011 group – opened 2009 and earlier) represent a consistent 'same-store' view of our business. During the months in 2013, 2012, and 2011, the stores opened greater than two years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2013	5.0%	6.5%	3.4%	3.1%	3.5%	4.3%	1.4%	5.5%	4.2%
2012	18.8%	17.1%	16.8%	14.5%	10.1%	11.1%	9.1%	8.6%	9.8%	3.8%	5.1%	6.6%
2011	16.0%	18.4%	19.4%	19.6%	19.2%	19.1%	18.7%	16.5%	15.2%	18.0%	18.5%	17.5%
Stores opened greater than five years – The impact of the economy, over time, is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2013 group – opened 2008 and earlier, 2012 group – opened 2007 and earlier, and 2011 group – opened 2006 and earlier). This group is more cyclical due to the increased market share they enjoy in their local markets. During the months in 2013, 2012, and 2011, the stores opened greater than five years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2013	3.2%	5.6%	2.3%	2.0%	2.7%	3.4%	0.6%	4.7%	3.2%
2012	17.4%	15.8%	15.7%	13.7%	9.0%	10.2%	8.3%	7.9%	8.5%	2.6%	4.6%	5.6%
2011	15.3%	17.9%	19.2%	19.1%	17.9%	18.2%	17.3%	15.2%	14.5%	17.0%	17.4%	16.9%
There are three distinct influences to our growth: (1) execution, (2) currency fluctuations, and (3) economic fluctuations. This discussion centers on (2) and (3). First off, currency – the change in currencies in foreign countries (primarily Canada) relative to the United States dollar impacted our growth over the last several years. During 2011 it lifted our growth by 0.7%, in 2012 it lowered our growth by 0.1%, and in 2013 it lowered our growth by 0.2% in the first nine months.
Regarding economic fluctuations, in 2011 we enjoyed strong growth. This reflected the strengthening economic environment being experienced by our customers. While the strength did not apply to all customers and to all geographies we serve, it was strong enough to produce acceptable results. During 2012, the growth in the first three and a half months generally continued the relative strength we saw in 2011. Then we began to experience several distinct economic slowdowns. The first occurred in the late April/May time frame, and then moderated until September. The second occurred in the October/November time frame. This was exaggerated by the impact of Hurricane Sandy and an unusual business day comparison in October (23 days in 2012 versus 21 days in 2011 - the maintenance portion of our business is often linked to monthly spend patterns, which are not as business day dependent, this can dilute the daily growth picture given the change in business day divisor). The third occurred in the spring of 2013. This involved our fastener product line and our construction business (primarily non-residential construction). This event, similar to the first two listed earlier, mirrored or slightly led some softening in the PMI index (discussed later in this document). The construction piece in 2013 was also hampered by poor weather during the winter and spring time frame throughout many areas in North America. Finally, the daily sales growth in July 2013 was negatively impacted by the timing of the July 4th holiday (Thursday in 2013, Wednesday in 2012, Monday in 2011). This resulted in a 'lone' business day on Friday, July 5th in which many of our customers were closed.

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
History has identified these landings in our business cycle. They generally relate to months with impaired business days (certain holidays). The first landing centers on Easter, which alternates between March and April (Easter occurred in March in 2013, and in April in 2012 and 2011), the second landing centers on July 4th, and the third landing centers on the approach of winter with its seasonal impact on primarily our construction business and with the Christmas / New Year holidays. The holidays we noted impact the trends because they either move from month-to-month or because they move around during the week (the July 4, 2013 impact noted earlier in this document is an example).
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

	Jan.(1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Cumulative change from Jan. to Sept.
Past	0.9%	3.3%	2.9%	-0.3%	3.4%	2.8%	-2.3%	2.6%	2.6%	-0.7%	15.9%
2013	-0.4%	2.0%	3.4%	-1.1%	1.0%	3.2%	-5.5%	5.5%	2.9%		11.4%
13Delta	-1.3%	-1.3%	0.5%	-0.8%	-2.4%	0.4%	-3.2%	2.9%	0.3%		-4.5%
2012	-0.3%	0.5%	6.4%	-0.8%	0.5%	2.5%	-2.7%	1.3%	4.3%	-4.8%	12.5%
12Delta	-1.2%	-2.8%	3.5%	-0.5%	-2.9%	-0.3%	-0.4%	-1.3%	1.7%	-4.1%	-3.4%
2011	-0.2%	1.6%	7.0%	0.9%	4.3%	1.7%	-1.0%	1.4%	3.4%	0.7%	20.8%
11Delta	-1.1%	-1.7%	4.1%	1.2%	0.9%	-1.1%	1.3%	-1.2%	0.8%	1.4%	4.9%

(1)	The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.
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
2012
2011

END MARKET PERFORMANCE:
Fluctuations in end market business – The sequential trends noted above were directly linked to fluctuations in our end markets. To place this in perspective – approximately 50% of our business has historically been with customers engaged in some type of manufacturing. The daily sales to these customers grew, when compared to the same period in the prior year, as follows:

	Q1	Q2	Q3	Q4	Annual
2013	7.0%	5.9%	4.7%
2012	20.3%	15.8%	14.0%	9.7%	14.9%
2011	15.5%	18.5%	18.3%	21.0%	20.0%
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
The best way to understand the change in our industrial production business is to examine the results in our fastener product line.  From a company perspective, sales of fasteners grew, when compared to the same period in the prior year, as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2013	1.7%	1.9%	1.0%
2012	15.4%	8.0%	6.0%	2.6%	7.8%
2011	15.4%	18.1%	13.6%	15.9%	15.7%
By contrast, the best way to understand the change in the maintenance portion of the manufacturing business is to examine the results in our non-fastener product lines.  From a company perspective, sales of non-fasteners grew, when compared to the same period in the prior year, as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2013	10.8%	8.5%	8.9%
2012	25.1%	21.1%	18.0%	13.6%	19.2%
2011	26.5%	27.3%	26.9%	27.4%	27.0%
The non-fastener business demonstrated greater relative resilience when compared to our fastener business and to the distribution industry in general, due to our strong FAST SolutionsSM (industrial vending) program; this is discussed in greater detail later in this document. However, this business has not been immune to the impact of a weak industrial environment.
The patterns related to the industrial production business, as noted above, are influenced by the movements noted in the Purchasing Manufacturers Index ('PMI') published by the Institute for Supply Management (http://www.ism.ws/), which is a composite index of economic activity in the manufacturing sector. The PMI in 2013, 2012, and 2011 was as follows:

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2013	53.1	54.2	51.3	50.7	49.0	50.9	55.4	55.7	56.2
2012	53.7	51.9	53.3	54.1	52.5	50.2	50.5	50.7	51.6	51.7	49.9	50.2
2011	59.2	59.6	59.3	59.4	53.5	55.8	52.3	53.2	53.2	51.5	52.3	52.9

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

Our non-residential construction customers have historically represented 20% to 25% of our business. The daily sales to these customers grew when compared to the same period in the prior year, as follows:

	Q1	Q2	Q3	Q4	Annual
2013	2.9%	0.7%	3.9%
2012	17.1%	12.7%	8.2%	4.2%	10.3%
2011	17.7%	15.8%	15.8%	17.4%	17.1%

We believe the weakness in the economy in the fourth quarter of 2012 and the first nine months of 2013, particularly in the non-residential construction market, was amplified by the global economic uncertainty combined with economic policy uncertainty in the United States and poor weather conditions.

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
In our first ten years of being public (1987 to 1997), we opened stores at a rate approaching 30% per year.  In the next ten years, we opened stores at an annual rate of approximately 10% to 15% and, over the last five years, at a rate of approximately 3% to 8% (we currently expect to open approximately 55 to 60 stores in 2013, or approximately 2.0% to 2.3%, and approximately 50 to 70 stores in 2014).  As we gained proximity to more customers, we continued to diversify our growth drivers. This was done to provide existing store personnel with more tools to grow their business organically, and the results of this are reflected in our earlier discussion on sales growth at stores opened greater than five years. In the early 1990's, we began to expand our product lines, and we added new product knowledge to our bench (the non-fastener products now represent over 50% of our sales). This was our first big effort to diversify our growth drivers. The next step began in the mid to late 1990's when we began to add sales personnel with certain specialties or focus. This began with our National Accounts group in 1995, and, over time, has expanded to include individuals dedicated to: (1) sales related to our internal manufacturing division, (2) government sales, (3) internet sales, (4) specific products (most recently metalworking), and (5) FAST SolutionsSM (industrial vending).  Another step occurred at our sales locations (this includes Fastenal stores as well as strategic account stores and in-plant locations) and at our distribution centers, and began with a targeted merchandising and inventory placement strategy that included our 'Customer Service Project' approximately ten years ago and our 'Master Stocking Hub' initiative approximately five years ago. These strategies allowed us to better target where to stock certain products (local store, regional distribution center, master stocking hub, or supplier) and allowed us to improve our fulfillment, lower our freight costs, and improve our ability to serve a broader range of customers. During 2012, we developed plans to (1) reinvigorate our fastener growth and (2) improve the performance (i.e. sales growth) at under-performing locations. These plans centered on expanding our sales team for our industrial production business, improving our delivery systems for our other fastener business, and expanding the team that supports under-performing stores and districts. During 2013, we have been expanding our store based inventory offering around select industries (with an emphasis on fasteners, construction products, and safety products) and in the latter half of 2013 we are expanding two key employee groups: (1) the number of employees working in our stores and (2) the number of district and regional leaders supporting our stores. The theme that shines through in all these changes, particularly the last several, is a simple one – invest into and support our sales machine – the local store.
Our FAST SolutionsSM (industrial vending) operation is a rapidly expanding component of our business.  We believe industrial vending is the next logical chapter in the Fastenal story; we also believe it has the potential to be transformative to industrial distribution, and that we have a 'first mover' advantage. We are investing aggressively to maximize this advantage. At our investor day in May 2011, we discussed our progress with industrial vending. In addition to our discussion regarding progress, we discussed our goals with the rollout of the industrial vending machines. One of the goals we identified related to our rate of 'machine signings' (the first category below) – our goal was simple, sign 2,500+ machines per quarter (or an annualized run rate of 10,000 machines). In 2012, we crushed this goal, and surpassed the 10,000 signings benchmark in July; our 2012 momentum continued as we finished the year with more than 20,000 machine signings. In the first nine months of 2013, we have signed more than 15,000 machines. We consciously slowed the pace in the second quarter to promote a 'quality of install' mentality into our rapid approach. We think this was a good decision, and will continue our aggressive push with FAST SolutionsSM (industrial vending).

The following table includes some statistics regarding our industrial vending business.

		Q1	Q2	Q3	Q4	Annual
Number of vending machines in	2013	5,728	5,357	4,372
contracts signed during the period[1]	2012	4,568	4,669	5,334	5,591	20,162
	2011	1,405	2,107	2,246	2,084	7,842
Cumulative machines installed[2]	2013	25,447	29,549	32,248
	2012	9,798	13,036	17,013	21,095
	2011	2,659	3,867	5,642	7,453
Percent of installed machines that are a FAST 5000	2013	54.3%	52.2%	51.1%
(our most common helix vending machine)[3]	2012	70.1%	66.2%	60.2%	57.2%
	2011	78.6%	76.0%	74.7%	72.8%
Percent of total net sales to	2013	27.5%	30.0%	33.3%
customers with vending machines[4]	2012	17.8%	20.8%	23.2%	25.8%
	2011	8.9%	10.5%	13.1%	15.7%
Daily sales growth to customers	2013	23.9%	18.9%	15.2%
with vending machines[5]	2012	33.9%	34.3%	32.9%	28.6%
	2011	50.6%	43.9%	42.5%	40.7%

[1]	This represents the gross number of machines signed during the quarter, not the number of contracts.

[2]	This represents the number of machines installed and dispensing product on the last day of the quarter.

[3]	This information is intended to highlight the mix change in the machines deployed as our business expands beyond the flagship FAST 5000 machine.

[4]	The percentage of total sales (vended and traditional) to customers currently using a vending solution.

[5]	The growth in total sales (vended and traditional) to customers currently using a vending solution compared to the same period in the preceding year.
Note - The 'fleet' of machines we utilize to vend product has expanded over the last several years, and currently includes helix (coil) vending machines, lockers, and other formats. The helix machine and lockers (three door, twelve door, and eighteen door) represent the majority of our installed machines. Our total installed machine count was 39,180 at the end of third quarter; however, given the lower revenue potential of the three and twelve door locker machines, we report an 'equivalent' machine count where each of these locker machines is counted as a half of a machine (for example, the 32,248 noted in the table above, and the goals indicated earlier in this document). We intend to refine the reporting of all machine equivalencies in 2014 to better reflect the varying revenue potential to our installed vending base of machines.
Also during 2013 we have several distribution initiatives. The first centers on a multi-year initiative to add significant automation. At the beginning of the year, our facilities in Indianapolis, IN, Denton, TX, and Winona, MN contained the most extensive automation with the next step being the introduction of automation into our facilities located in Akron, OH, Atlanta, GA, and Scranton, PA (automation at the Atlanta facility became operational in June 2013 while the Akron and Scranton facilities are expected to go live in the fourth quarter of 2013 and in 2014, respectively). In addition, we began utilizing a new 'highly automated' distribution center (located adjacent to our existing Indianapolis facility) for replenishing our industrial vending machines. We refer to this facility as "T" hub; it became operational in July 2013 and is currently servicing Fast SolutionsSM (industrial vending) machines in fifteen districts. We intend to utilize this facility to service our industrial vending machines east of the Rocky Mountains in the United States. It may seem odd to see these distribution initiatives listed under the category of 'growth drivers' versus 'efficiency or profit drivers'; however, we see these changes as enhancing our fill rates and as freeing up time at the store, both of which help drive sales growth.

PROFIT DRIVERS OF OUR BUSINESS
We grow our profits by continuously working to grow sales and to improve our relative profitability. We also grow our profits by allowing our inherent profitability to shine through – we refer to this as the 'pathway to profit'. The distinction is important.
We achieve improvements in our relative profitability by increasing our gross margin, by structurally lowering our operating expenses, or both. We advance on the 'pathway to profit' by increasing the average store size (measured in terms of monthly sales), and by allowing the changing store mix to improve our profits. This is best explained by comparing the varying profitability of our 'traditional' stores in the table below. The average store size for the group, and the average age, number of stores, and pre-tax earnings data by store size for the third quarter of 2013, 2012, and 2011, respectively, were as follows:

Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Earnings Percentage
Three months ended September 30, 2013				Average store sales = $93,074
$0 to $30,000	4.8	217	8.1%	-11.9%
$30,001 to $60,000	7.9	729	27.1%	13.0%
$60,001 to $100,000	10.5	815	30.3%	21.4%
$100,001 to $150,000	12.8	434	16.2%	26.0%
Over $150,000	15.4	362	13.5%	28.3%
Strategic Account/Overseas Store		129	4.8%
Company Total		2,686	100.0%	22.0%

Three months ended September 30, 2012				Average store sales = $88,337
$0 to $30,000	4.2	252	9.5%	-14.2%
$30,001 to $60,000	7.3	795	30.0%	12.7%
$60,001 to $100,000	10.0	767	28.9%	22.2%
$100,001 to $150,000	12.0	420	15.8%	25.7%
Over $150,000	15.1	305	11.5%	29.4%
Strategic Account/Overseas Store		111	4.2%
Company Total		2,650	100.0%	21.9%

Three months ended September 30, 2011				Average store sales = $82,724
$0 to $30,000	3.5	319	12.4%	-12.6%
$30,001 to $60,000	7.0	816	31.8%	13.3%
$60,001 to $100,000	9.4	712	27.7%	22.4%
$100,001 to $150,000	11.7	375	14.6%	26.5%
Over $150,000	14.9	257	10.0%	28.5%
Strategic Account/Overseas Store		87	3.4%
Company Total		2,566	100.0%	21.4%
Note – Amounts may not foot due to rounding difference.
When we originally announced the 'pathway to profit' strategy in 2007, our goal was to increase our pre-tax earnings, as a percentage of sales, from 18% to 23%. This goal was to be accomplished by slowly moving the mix from the first three categories ($0 to $30,000, $30,001 to $60,000, and $60,001 to $100,000, these groups represented 76.5% of our store base in the first three months of 2007, the last quarter before we announced the 'pathway to profit') to the last three categories ($60,001 to $100,000, $100,001 to $150,000, and over $150,000, these groups represented 60.0% of our store base in the third quarter of 2013) and by increasing the average store sales from $71,600 (in the first three months of 2007) to approximately $125,000 per month. The weak economic environment in 2009 caused our average store size to decrease, and consequently lowered our level of profitability; however, we never lost sight of the simple 'economic math' of our business, and our ability to grow the level of profitability long-term. Subsequent to this period we grew the average stores size and we improved our gross margin and structurally lowered our operating expenses. This improvement allowed us to amplify the 'pathway to profit' and effectively lowered the average store size required to hit our 23% goal. Today we believe we can accomplish our 'pathway to profit' goal with average store sales of approximately $100,000 to $110,000 per month.
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

	Q1 2007	Q3 2008	Q3 2012	Q4 2012	Q1 2013	Q2 2013	Q3 2013

Total net sales reported	$489,157	$625,037	$802,577	$757,235	$806,326	$847,596	$858,424
Less: Non-store sales (approximate)	40,891	57,267	100,124	95,951	101,624	109,300	108,427
Store net sales (approximate)	$448,266	$567,770	$702,453	$661,284	$704,702	$738,296	$749,997
% change since Q1 2007		26.7%	56.7%	47.5%	57.2%	64.7%	67.3%
% change (twelve months)		17.5%	10.1%	8.2%	4.2%	4.6%	6.8%

Percentage of sales through a store	92%	91%	88%	87%	87%	87%	87%

Average monthly sales per store	$72	$82	$88	$83	$88	$92	$93
(using ending store count)
% change since Q1 2007		13.9%	22.2%	15.3%	22.2%	27.8%	29.2%
% change (twelve months)		9.3%	6.0%	5.1%	2.3%	3.4%	5.7%

Company pre-tax earnings	18.1%	18.8%	21.9%	20.9%	21.7%	22.7%	22.0%

	Q1 2007	Q3 2008	Q3 2012	Q4 2012	Q1 2013	Q2 2013	Q3 2013

Store locations - quarter end count	2,073	2,300	2,650	2,652	2,660	2,677	2,686
% change since Q1 2007		11.0%	27.8%	27.9%	28.3%	29.1%	29.6%
% change (twelve months)		7.2%	3.3%	2.6%	1.9%	1.6%	1.4%

Store personnel - absolute headcount	6,849	9,123	10,604	10,347	10,108	10,160	10,607
% change since Q1 2007		33.2%	54.8%	51.1%	47.6%	48.3%	54.9%
% change (twelve months)		17.9%	5.4%	0.2%	-3.6%	-4.5%	0.0%

Store personnel - FTE	6,383	8,280	9,244	9,035	8,875	8,943	9,350
Non-store selling personnel - FTE	616	599	1,066	1,070	1,121	1,174	1,190
Sub-total of all sales personnel - FTE	6,999	8,879	10,310	10,105	9,996	10,117	10,540

Distribution personnel-FTE	1,646	1,904	1,887	1,872	1,819	1,867	1,986
Manufacturing personnel - FTE[1]	316	340	544	544	565	572	570
Administrative personnel-FTE	767	805	808	811	832	857	867
Sub-total of non-sales personnel - FTE	2,729	3,049	3,239	3,227	3,216	3,296	3,423

Total - average FTE headcount	9,728	11,928	13,549	13,332	13,212	13,413	13,963

% change since Q1 2007
Store personnel - FTE		29.7%	44.8%	41.5%	39.0%	40.1%	46.5%
Non-store selling personnel - FTE		-2.8%	73.1%	73.7%	82.0%	90.6%	93.2%
Sub-total of all sales personnel - FTE		26.9%	47.3%	44.4%	42.8%	44.5%	50.6%

Distribution personnel-FTE		15.7%	14.6%	13.7%	10.5%	13.4%	20.7%
Manufacturing personnel-FTE[1]		7.6%	72.2%	72.2%	78.8%	81.0%	80.4%
Administrative personnel-FTE		5.0%	5.3%	5.7%	8.5%	11.7%	13.0%
Sub-total of non-sales personnel - FTE		11.7%	18.7%	18.2%	17.8%	20.8%	25.4%

Total - average FTE headcount		22.6%	39.3%	37.0%	35.8%	37.9%	43.5%

% change (twelve months)
Store personnel - FTE		15.2%	7.1%	4.0%	-0.3%	-2.0%	1.1%
Non-store selling personnel - FTE		-2.4%	15.9%	12.3%	12.3%	11.4%	11.6%
Sub-total of all sales personnel - FTE		13.8%	8.0%	4.9%	1.0%	-0.6%	2.2%

Distribution personnel-FTE		6.0%	3.1%	2.9%	0.2%	-0.7%	5.2%
Manufacturing personnel - FTE[1]		1.8%	6.0%	5.4%	7.2%	5.0%	4.8%
Administrative personnel - FTE		7.9%	-0.4%	1.9%	4.5%	7.9%	7.3%
Sub-total of non-sales personnel - FTE		6.0%	2.7%	3.0%	2.5%	2.4%	5.7%

Total - average FTE headcount		11.7%	6.7%	4.4%	1.4%	0.1%	3.1%

[1]	The manufacturing headcount was impacted by the addition of 92 employees with the acquisition of Holo-Krome in December 2009.

STATEMENT OF EARNINGS INFORMATION (percentage of net sales) for the periods ended September 30:

	Nine-month period		Three-month period
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	52.1%	51.5%	51.7%	51.6%
Operating and administrative expenses	30.0%	29.8%	29.7%	29.8%
Gain on sale of property and equipment	0.0%	0.0%	0.0%	0.0%
Operating income	22.1%	21.7%	22.0%	21.9%
Interest income/expense (net)	0.0%	0.0%	0.0%	0.0%
Earnings before income taxes	22.1%	21.7%	22.0%	21.9%

Note – Amounts may not foot due to rounding difference.
Gross profit – percentage for the third quarter of 2013 increased from the same period in 2012. Sequentially, the gross profit percentage decreased from the second quarter of 2013.
The gross profit percentage in the first, second, third, and fourth quarters was as follows:

	Q1	Q2	Q3	Q4
2013	52.3%	52.2%	51.7%
2012	51.3%	51.6%	51.6%	51.6%
2011	52.0%	52.2%	51.9%	51.2%
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
The first two quarters of 2013 experienced a strong improvement in gross margin. A piece of this related to the seasonal impact of improving freight utilization, but this improvement was constrained due to the weak sales growth. The real driver of improvement related to our store personnel, armed with our newly implemented price guidance system, exercising great judgment about pricing their product. During the third quarter of 2013, we experienced a sequential (second to third quarter) decline in our gross margin. Most of this decline was in the transaction margin (about 85% of the change); with the balance in the supplier incentive gross profit, the latter impact was due to our continued pattern of weak sales growth. Within the transaction component, product mix stood out as the most identifiable portion (this was about 40% of the total drop, and reflects the continued weakness in our fastener growth and the strength in the growth in safety products - fasteners carry a higher gross margin, safety products don't). The remaining portion of the decline was split across a number of causes, the result of a very competitive landscape and our competitive nature. We have placed a greater emphasis on expanding the headcount at our store locations, putting more emphasis on shorter cycle sales efforts, and moving the needle on top line growth. This impacted our gross margin in the short term; however, we think this approach is the correct long-term move as it reinforces our trust in our store personnel and our desire to grow our business long-term, but it does make for a bumpier ride.
Operating and administrative expenses - were essentially unchanged as a percentage of sales in the third quarter of 2013 versus the third quarter of 2012.
Historically, our two largest components to operating and administrative expenses have consisted of employee related expenses (approximately 65% to 70%) and occupancy related expenses (approximately 15% to 20%). The remaining expenses cover a variety of items with selling transportation typically being the largest.
The three largest components of operating and administrative expenses grew or contracted as follows for the periods ended September 30 (compared to the same period in the preceding year):

	Nine-month period		Three-month period
	2013	2012	2013	2012
Employee related expenses	4.7%	10.7%	5.9%	6.7%
Occupancy related expenses	10.8%	3.6%	8.4%	4.4%
Selling transportation costs	-1.1%	11.3%	-1.5%	6.8%
Employee related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. Performance bonuses (other than those related to our vending business) were down in the first nine months of 2013; however, this decrease was offset by increases related to the following factors: (1) average employee headcount, measured on a full-time equivalent basis, grew 1.4%, 0.1%, and 3.1% in the first, second and third quarters, respectively, (2) sales commissions grew in the first nine months of 2013 due to the gross profit improvement, (3) our industrial vending bonuses grew in the first quarter and the nine month period, although they contracted in the second and third quarters due to changes in the pace of the vending rollout), (4) our profit sharing contribution grew, and (5) our health care costs grew. The increase in the first nine months of 2012 was driven by the following factors: (1) average employee headcount, measured on a full-time equivalent basis, grew 10.2%, (2) sales commissions grew, (3) bonus amounts related to our growth drivers grew (this includes items such as industrial vending bonuses and manager minimum pay adjustments), and (4) our profit sharing contribution grew.
Occupancy related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our stores and distribution locations, and (4) FAST SolutionsSM (industrial vending) equipment (we consider the vending equipment to be a logical extension of our store operation and classify the expense as occupancy). The increase in the first nine months of 2013 was driven by (1) a dramatic increase in the amount of FAST SolutionsSM (industrial vending) equipment as discussed earlier in this document, (2) an increase in building utility cost, (3) a nominal increase in the number of store locations, and (4) an increased investment in our distribution infrastructure over the last several years. In the first nine months of 2013, the industrial vending component represented 66% of the increase and utilities represented 11% of the increase, with distribution automation being the next largest component. The utility increase was due to a more severe winter and increases in natural gas prices during the heating season. Almost all of our occupancy increase in the first nine months of 2012 related to the increase in the amount of FAST SolutionsSM (industrial vending) equipment, as our energy savings offset most of the increase relating to items (3) and (4). The energy savings were driven by our efforts to lower energy consumption, a mild winter, and a drop in natural gas prices during the heating season.
Our selling transportation costs consist primarily of our store fleet as most of the distribution fleet costs are included in the cost of sales. Selling transportation costs included in operating and administrative expenses were essentially flat in the first nine months of 2013, when compared to 2012. This was helped by stronger sales patterns related to our used store truck fleet, which lowered our vehicle ownership costs. The increase in the first nine months of 2012 was primarily related to the increase in per gallon fuel costs discussed below and the expansion of our fleet related to additions to our non-store sales personnel, particularly FAST SolutionsSM (industrial vending) vehicles.

The last several years have seen some variation in the cost of diesel fuel and gasoline – During the first, second, and third quarters of 2013, our total vehicle fuel costs were approximately $10.6, $10.6, and $11.2 million respectively. During the first, second, third, and fourth quarters of 2012, our total vehicle fuel costs were approximately $10.6, $10.8, $10.8, and $10.3 million, respectively. The changes resulted from variations in fuel costs, variations in the service levels provided to our stores from our distribution centers, changes in the number of vehicles at our store locations, and changes in the number of other sales centered vehicles as a result of store openings and the expansion of our non-store sales force. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of sales and the fuel utilized in our store delivery and other sales centered vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50:50 between distribution and store and other sales centered use).
The average per gallon fuel costs (in actual dollars) and the percentage change (on a year-over-year basis) for the last three years was as follows:

Per gallon average price	Q1	Q2	Q3	Q4	Annual Average[1]

2013 price
Diesel fuel	$4.02	3.90	3.90
Gasoline	$3.51	3.60	3.56

2012 price
Diesel fuel	$3.92	3.98	3.88	4.05	3.96
Gasoline	$3.53	3.73	3.61	3.53	3.60

2011 price
Diesel fuel	$3.60	4.04	3.90	3.87	3.85
Gasoline	$3.22	3.78	3.62	3.37	3.50

Per gallon price change	Q1	Q2	Q3	Q4	Annual[1]

2013 change
Diesel fuel	2.6%	-2.0%	0.5%
Gasoline	-0.6%	-3.5%	-1.4%

2012 change
Diesel fuel	8.9%	-1.5%	-0.5%	4.7%	2.9%
Gasoline	9.6%	-1.3%	-0.3%	4.7%	2.9%

[1]	Average of the four quarterly figures contained in the table.
Income taxes – Incomes taxes, as a percentage of earnings before income taxes, were approximately 37.2% and 37.6% for the first nine months of 2013 and 2012, respectively.  As our international business and profits grow over time, the lower income tax rates in those jurisdictions, relative to the United States, have begun to lower our effective tax rate.

OPERATIONAL WORKING CAPITAL:
The year-over-year comparison and the related dollar and percentage changes related to accounts receivable and inventories were as follows:

	Balance at September 30:			Twelve Month Dollar Change		Twelve Month Percentage Change
	2013	2012	2011	2013	2012	2013	2012
Accounts receivable, net	$453,652	411,033	361,075	42,619	49,958	10.4%	13.8%
Inventories	755,985	675,828	618,149	80,157	57,679	11.9%	9.3%
Operational working capital[1]	$1,209,637	1,086,861	979,224	122,776	107,637	11.3%	11.0%

Sales in last two months	$576,163	540,782	504,398	35,381	36,384	6.5%	7.2%
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
Our growth in inventory balances over time does not have as direct a relationship to our monthly sales patterns as does our growth in accounts receivable. This is impacted by other aspects of our business. For example, the dramatic economic slowdown in late 2008 and early 2009 caused our inventory to spike. This occurred because the lead time for inventory procurement is typically longer than the visibility we have into future monthly sales patterns. Over the last decade, we increased our relative inventory levels due to the following: (1) new store openings, (2) expanded stocking breadth at individual stores, (3) expanded stocking breadth at our distribution centers (for example, our master stocking hub in Indianapolis expanded its product breadth over six fold from 2005 to 2011), (4) expanded direct sourcing, (5) expanded exclusive brands (private label), and (6) expanded industrial vending solutions. Items (2), (4), (5), and (6) created most of our inventory growth in the first nine months of both 2013 and 2012.
BALANCE SHEET AND CASH FLOW:
Our balance sheet continues to be very strong and our operations have good cash generating characteristics. During the third quarter of 2013, we generated $101,408 (or 85.0% of net earnings) of operating cash flow; year-to-date, we generated $315,273 (or 90.2% of net earnings) of operating cash flow. Our first quarter typically has stronger cash flow characteristics due to the timing of tax payments; this benefit reverses itself in the second, third, and fourth quarters as income tax payments go out in April, June, September, and December. The remaining amounts of cash flow from operating activities are largely linked to the pure dynamics of a distribution business and its strong correlation to working capital as discussed above.
Our dividends (per share basis) were as follows in 2013 and 2012:

	2013	2012
First quarter	$0.10	$0.17
Second quarter	0.20	0.17
Third quarter	0.25	0.19
Fourth quarter*	0.25	0.21
Sub-Total	0.80	0.74
Supplemental**		0.50
Total	$0.80	$1.24
*The fourth quarter dividend was declared on October 8, 2013, and is payable on November 22, 2013 to shareholders of record at the close of business on October 25, 2013.
**Due to income tax rate uncertainties, we paid a supplemental dividend in December 2012.

STOCK REPURCHASE:
During the third quarter of 2013, we repurchased 200,000 shares of our common stock at an average price of approximately $45.40 per share. We currently have authority to purchase up to 1,600,000 shares of our common stock.
CRITICAL ACCOUNTING POLICIES:
A discussion of the critical accounting policies related to accounting estimates is contained in our 2012 annual report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES:
Cash flow activity in dollars and as a percentage of net earnings was as follows:

	Nine-month period
	2013	2012
Net cash provided by operating activities	$315,273	289,096
Net cash used in investing activities	$141,434	87,406
Net cash used in financing activities	$160,578	124,068

Net cash provided by operating activities	90.2%	89.8%
Net cash used in investing activities	40.5%	27.2%
Net cash used in financing activities	46.0%	38.6%
Net cash provided by operating activities increased from the prior year. This increase was driven by the expansion of both our absolute and relative profitability from 2012 to 2013. The increase was also driven by a slower growth in the cash required to fund our working capital growth. These include: accounts receivable changes, inventory, and related accounts payable changes.
Net cash used in investing activities changed primarily due to changes in capital expenditures. Property and equipment expenditures in the first nine months of 2013 and 2012 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, (6) the expansion of Fastenal’s distribution/trucking fleet, (7) the expansion of our Winona, Minnesota distribution center (primarily a 2012 item), (8) purchases related to FAST SolutionsSM (industrial vending), and (9) the expansion of distribution capabilities related to automation (including with respect to vending, which is primarily a 2013 item). Of these factors, the items related to industrial vending and distribution automation created the greatest impact to our capital expenditures in 2013 and 2012. Disposals of property and equipment in both periods consisted of the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business and the disposition of real estate relating to several store locations.
Cash requirements for property and equipment expenditures were satisfied from net earnings, cash on hand, short-term borrowing, and the proceeds of disposals. We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and from our borrowing capacity.
Net cash used in financing activities consisted of the payment of dividends and the purchase of stock, with some offset related to the exercise of stock options. During the first nine months of 2013 we utilized some short-term borrowings, all of which were paid off as of September 30, 2013.
A discussion of the nature and amount of future cash commitments is contained in our 2012 annual report on Form 10-K.
Certain Risks and Uncertainties – This report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, including statements regarding (1) the goals of our long-term growth strategy, 'pathway to profit', including the growth in average store sales and profitability expected to result from that strategy (including our belief that we can achieve targeted profitability due to an improvement in our gross margins and a lowering of our operating expenses even if our average store sales do not grow as originally expected), (2) the expected rate of new store openings, (3) our belief in the transformative nature of FAST SolutionsSM (industrial vending) and our advantage as a first mover in this area, and our expectations regarding expansion of that business, including our goals regarding our rate of 'machine signings', (4) our plans to introduce automation into our distribution centers and our expectations regarding servicing of our industrial vending machines, (5) our expected gross profit range, (6) our plans to reinvigorate our fastener growth and improve sales at under-performing locations, (7) the future payment of dividends, (8) our expectation that total unrecognized tax benefits will not change significantly during the next twelve months, (9) the expected unrecognized compensation expense related to stock options, (10) our ability to mitigate the effect of rising fuel prices by passing freight costs on to our customers, and (11) anticipated funding for our current expansion plans. The following factors are among those that could cause the Company’s actual results to differ materially from those predicted in such forward-looking statements: (1) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries, changes in the expected rate of new store openings, difficulties in successfully attracting and retaining additional qualified sales personnel, an inability to realize or sustain improvements in our gross margins and savings from lowering our operating expenses, and difficulties in changing our sales process could adversely impact our ability to achieve the goals of our 'pathway to profit' initiative, (2) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries, a change from that projected in the number of North American markets able to support stores, or an inability to recruit and retain qualified employees could cause the rate of new store openings to change from that expected, (3) a weaker level of industry acceptance or adoption of the vending technology from what we are currently experiencing could cause us to fail to meet our goals from industrial vending business including those regarding our rate of 'machine signings', or cause industrial vending to be less transformative than expected, (4) our competitors could choose, over time, to open additional locations and to develop their own vending platform which could allow our competitors to replicate our local storefront combined with industrial vending business model mitigating our first mover advantage, (5) an unexpected delay in construction or testing time lines could cause the implementation of automation in our distribution centers and the servicing of our industrial vending machines to be delayed, (6) a downturn or continued weakness in the economy or in the manufacturing or commercial construction industries, a change in our current mix of products, customers, or geographic locations, a change in our purchasing patterns, a significant change in commodity prices, or increased competitive pressure on our selling prices could impact our ability to achieve gross margins within the range we expect, (7) difficulties in hiring, relocating, or training qualified personnel could adversely impact our ability to reinvigorate our fastener growth and improve sales at under-performing locations, (8) changes in our financial condition or results of operations or in tax laws could cause us to modify our expected dividend practices, (9) changes in tax law or changes in the interpretation of tax law at the federal, state or local level could impact our expectation about total unrecognized tax benefits during the next twelve months, (10) an unexpected change in forfeiture rates due to demotion or turnover could impact the unrecognized compensation expense related to stock options, (11) our ability to pass freight costs on to our customers could be adversely impacted by, in the short term, changes in fuel prices and by competitive selling pressures, and (12) a change in our ability to generate free cash flow or our inability to manage expenses could negatively impact the funding of our expansion plans. A discussion of other risks and uncertainties which could cause our operating results to vary from anticipated results or which could materially adversely affect our business, financial condition, or operating results is included in our 2012 annual report on Form 10-K under the sections captioned Certain Risks and Uncertainties and Item 1A – Risk Factors. We assume no obligation to update any forward-looking statements or any discussions of risks and uncertainties.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks from changes in interest rates, foreign currency exchange rates, commodity steel pricing, and commodity fuel prices. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Interest Rates – We have a credit facility totaling $125 million which expires December 13, 2015. This facility includes a $40 million letter of credit subfacility. Loans under the facility bear interest at a rate per annum equal to LIBOR plus 0.875%, we pay a commitment fee of 0.10% to 0.125% per annum (depending on usage) on the unused portion of the facility, and we pay a fee of 0.875% per annum on the undrawn amount of outstanding letters of credit and, subject to certain exceptions, an issuance fee of 0.075% of the face amount of the outstanding letters of credit. During the quarter ended September 30, 2013, we received loan advances under the credit facility and repaid all advances during the quarter. On September 30, 2013, there were no loan advances outstanding under the facility and there was one undrawn letter of credit outstanding under the letter of credit subfacility for $29,250.
Foreign Currency Exchange Rates – Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at September 30, 2013.
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
Commodity Fuel Prices – We have market risk for changes in gasoline and diesel fuel costs related to the bulk of our trucking fleet as well as natural gas costs related to our numerous locations, to our heat treating operations, and to a limited portion of our trucking fleet. Historically the risk related to our trucking fleet has been mitigated over time by our ability to pass freight costs to our customers and the efficiency of our trucking distribution network. We also have market risk for energy costs outside of the categories noted above; this is primarily related to energy utilized in the production of products we sell (see also commodity steel pricing discussion above).

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

101
The following financial statements from Fastenal Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on October 15, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

/s/ Willard D. Oberton
(Willard D. Oberton, Chief Executive Officer)
(Duly Authorized Officer)

Date October 15, 2013	/s/ Daniel L. Florness
(Daniel L. Florness, Chief Financial Officer)
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended effective as of April 17, 2012	(Incorporated by reference)

3.2	Restated By-Laws of Fastenal Company	(Incorporated by reference)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed

101.INS	XBRL Instance Document	Electronically Filed

101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically Filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically Filed

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically Filed

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically Filed