Form 10-K
period 2013-12-31
FASTENAL CO
filed 2014-02-06
CIK 815556

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________
FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013,
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $12,423,671,823, based on the closing sale price of the Common Stock on that date. For purposes of determining this number, all executive officers and directors of the registrant as of June 28, 2013 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of January 24, 2014, the registrant had 296,772,269 shares of Common Stock issued and outstanding.

FASTENAL COMPANY
ANNUAL REPORT ON FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the annual meeting of shareholders to be held Tuesday, April 22, 2014 (‘Proxy Statement’) are incorporated by reference in Part III. Portions of our 2013 Annual Report to Shareholders are incorporated by reference in Part II.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K, or in other reports of the Company and other written and oral statements made from time to time by the Company, do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, plan, goal, project, will, and similar words or expressions. Any statement that is not a historical fact, including estimates, projections, future trends, and the outcome of events that have not yet occurred, is a forward-looking statement. The Company’s forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, and our strategies, goals, mission, and vision. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers or geographic locations, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, weak acceptance or adoption of vending technology or increased competition in vending, difficulty in maintaining installation quality as our vending business expands, difficulty in hiring, relocating, training or retaining qualified personnel, failure to accurately predict the number of North American markets able to support stores or to meet store opening goals, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position, changes in tax law, changes in the availability or price of commercial real estate, changes in the nature or price of distribution and other technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, and other risks and uncertainties detailed in this Form 10-K under the heading ‘Item 1A. Risk Factors’. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

PRESENTATION OF DOLLAR AMOUNTS
All dollar amounts in this Form 10-K are presented in thousands, except for share and per share information or unless otherwise noted.
STOCK SPLIT
All information contained in this Form 10-K reflects the two-for-one stock split in May 2011.

PART I

ITEM 1.	BUSINESS
Note – Information in this section is as of year end unless otherwise noted. The year end is typically December 31, 2013 unless additional years are included or noted.
Fastenal Company (together with our subsidiaries, hereinafter referred to as Fastenal or the Company or by terms such as we, our, or us) began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. We have 2,687 store locations. The various geographic areas in which we operate these store locations are summarized later in this document.
We employ 17,277 people. We characterize these personnel as follows:

	2013	2012
Store and in-plant	11,550	10,158
Non-store selling	1,242	1,111
Selling subtotal	12,792	11,269
Distribution	2,931	2,451
Manufacturing	603	569
Administrative	951	856
Non-selling subtotal	4,485	3,876
Total	17,277	15,145
We sell industrial and construction supplies to end-users (typically business-to-business), and also have some 'walk-in' retail business. These industrial and construction supplies are grouped into eleven product lines described later in this document.
We operate 14 distribution centers in North America from which we distribute products to our store and in-plant locations. Eleven of these are in the United States, two are in Canada, and one is in Mexico.
Our Internet address for corporate and investor information is www.fastenal.com. The information contained on this website or connected to this website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.
Development of the Business
We began in 1967 with a marketing strategy of supplying threaded fasteners to customers in small, medium-sized, and, in subsequent years, large cities. We believe our success can be attributed to our ability to offer our customers a full line of products at convenient locations and to the high quality of our employees.
We opened our first store in Winona, Minnesota, a city with a population of approximately 27,000. The following table shows our consolidated net sales for each fiscal year during the last ten years and the number of our store locations at the end of each of the last ten years:

	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
Net sales (in millions)	$3,326.1	3,133.6	2,766.9	2,269.5	1,930.3	2,340.4	2,061.8	1,809.3	1,523.3	1,238.5
Number of stores at year end	2,687	2,652	2,585	2,490	2,369	2,311	2,160	2,000	1,755	1,533

We operated the following number of store locations:

		2013	2012
North America	United States	2,394	2,380
	Puerto Rico & Dominican Republic	8	9
	Canada	204	195
	Mexico	41	36
	Subtotal	2,647	2,620
Central & South America	Panama, Brazil, Colombia & Chile	8	4
Asia	China	8	8
Southeast Asia	Singapore, Malaysia, & Thailand	7	7
Europe	The Netherlands, Hungary, United Kingdom, Germany, Czech Republic, Italy, Romania & Poland	17	13
Total		2,687	2,652
We select new locations for our stores based on their proximity to our distribution network, population statistics, and employment data for manufacturing and construction. In 2013, 2012, and 2011, we opened new stores at a rate of approximately 2%, 3%, and 5%, respectively. We expect to open 50 to 70 stores in 2014, or a rate of approximately 2% to 3%.
We stock all new stores with inventory drawn from all of our product lines. Subsequent to a new opening, store and district personnel may supplement the inventory offering to customize the selection to the needs of our local customer base.
We currently have several versions of selling locations. The first type of selling location – a Fastenal store location – is either (1) a ‘traditional’ store, which services a wide variety of customers and stocks a wide selection of the products we offer or (2) an ‘overseas’ store which focuses on manufacturing customers and on the fastener product line (this is the type of store format we have outside of North America).
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
We currently believe, based on the demographics of the marketplace in North America, that there is sufficient potential in this geographic area to support at least 3,500 total stores. Many of the new store locations may be in cities in which we currently operate. Fastenal has not operated outside of North America long enough to assess the market potential of those markets.

We opened the following stores in the last five years:

		2013	2012	2011	2010	2009
North America	United States	30	58	101	111	62
	Puerto Rico & Dominican Republic	—	—	—	—	1
	Canada	10	13	11	7	2
	Mexico	5	2	1	1	1
	Subtotal	45	73	113	119	66
Central & South America	Panama, Brazil, Colombia & Chile	4	1	1	2	—
Asia	China	—	—	3	3	1
Southeast Asia	Singapore, Malaysia, & Thailand	—	2	—	2	1
Europe	The Netherlands, Hungary, United Kingdom, Germany, Czech Republic, Italy, Romania & Poland	4	4	5	1	1
Total		53	80	122	127	69
We plan to open additional stores outside of the United States in the future. The stores located outside the United States contributed approximately 11% of our consolidated net sales in 2013, with approximately 61% of this amount attributable to our Canadian operations.
No assurance can be given that any of the expansion plans described above will be achieved, or that new store locations, once opened, will be profitable.
It has been our experience that near-term profitability has been adversely affected by the opening of new store locations. This adverse effect is due to the start-up costs and the time necessary to generate a customer base. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. As a result of this process, sales volume builds slowly and it typically requires ten to twelve months for a new store to achieve its first profitable month, although this time frame has been longer in the current economic environment. Of the eleven stores opened in the first quarter of 2013, two were profitable in the fourth quarter of 2013.

The data in the following table shows the change in the average sales of our stores from 2012 to 2013 based on the age of each store. Included in the average monthly sales amounts, are sales from our non-store selling locations, such as our Holo-Krome® business (included in the 2009 group, the year it was acquired). The stores opened in 2013 contributed approximately $18,620 (or approximately 0.6%) of our consolidated net sales in 2013, with the remainder coming from stores opened prior to 2013 or from our non-store business.

Age of Stores on December 31, 2013	Year Opened	Number of Stores in Group on December 31, 2013	Closed Stores[1]	Converted Stores[2]	Average Monthly Sales 2013		Average Monthly Sales 2012		Percent Change
0-1 year old	2013	53	—	—	$29	[3]	N/A		—
1-2 years old	2012	78	0/0	-2/0	65		27	[3]	140.7%
2-3 years old	2011	122	1/0	0/1	73		58		25.9%
3-4 years old	2010	123	4/1	0/0	75		70		7.1%
4-5 years old	2009	66	1/0	0/0	118		106		11.3%
5-6 years old	2008	149	2/4	0/1	72		71		1.4%
6-7 years old	2007	152	0/2	0/0	85		81		4.9%
7-8 years old	2006	231	1/3	0/0	86		80		7.5%
8-9 years old	2005	211	1/4	0/0	82		74		10.8%
9-10 years old	2004	212	1/2	0/0	93		87		6.9%
10-11 years old	2003	144	0/0	0/0	87		83		4.8%
11-12 years old	2002	139	1/0	0/0	99		92		7.6%
12-16 years old	1998-2001	371	2/0	0/0	116		110		5.5%
16+ years old	1967-1997	636	2/0	0/1	149		149		0.0%

[1]	We closed 16 stores in both 2013 and 2012. The number of closed stores is noted in the table above as 2013 number/2012 number.

[2]
We converted two store locations to non-store selling locations in 2013. We converted three non-store selling locations to store locations in 2012. The number of converted stores is noted in the table above as 2013 number/2012 number, with store locations converted to non-store locations shown as negative numbers.

[3]	The average sales include sales of stores open for less than the full fiscal year.
Several years ago, we introduced our FAST Solutions® (industrial vending) offering and it has been a rapidly expanding component of our business. We believe industrial vending is the next logical chapter in the Fastenal story and also believe it has the potential to be transformative to industrial distribution, both because of its benefits to our customers such as reduced consumption, reduced purchase orders, reduced product handling, and 24-hour product availability, and its benefits to us in that it allows us to strengthen our relationships with our customers and streamline the supply chain. We believe we have a 'first mover' advantage in industrial vending and are investing aggressively to maximize this advantage.
We operate eleven regional distribution centers in the United States—Minnesota, Indiana, Ohio, Pennsylvania, Texas, Georgia, Washington, California, Utah, North Carolina, and Kansas, and three outside the United States – Ontario, Canada; Alberta, Canada; and Nuevo Leon, Mexico. These 14 distribution centers give us over 2.7 million square feet of distribution capacity. These distribution centers are located so as to permit twice-a-week to five times-a-week deliveries to our stores using our trucks and overnight delivery by surface common carrier. As the number of stores increases, we intend to add new distribution centers. The distribution centers in Indiana and California also serve as a 'master' hub to support the needs of the stores in their geographic region as well as provide a broader selection of products for the stores serviced by the other distribution centers.
We currently operate our Georgia, Indiana, Ohio, Minnesota, and Texas distribution centers with 'automated storage and retrieval systems' or ASRS. These five distribution centers operate with greater speed and efficiency, and currently handle approximately 66% of our picking activity. The Indiana facility also contains our centralized replenishment facility for a portion of our industrial vending business. This operation is also highly automated. We intend to invest in this type of ASRS distribution infrastructure over the next several years at our California, Kansas, North Carolina, Pennsylvania, and Ontario, Canada locations.
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
Threaded fasteners are used in most manufactured products and building projects, and in the maintenance and repair of machines and structures. Many aspects of the threaded fastener market are common to all cities. Variations from city to city that do exist typically relate to the types of businesses operating in a market or to the environmental conditions in a market. Therefore, we open each store with a broad selection of base stocks of inventory and then encourage the local store and district leaders to tailor the additional inventory to the local market demand as it develops.
Threaded fasteners accounted for approximately 90% of the fastener product line sales in 2013, 2012, and 2011 and approximately 38%, 40%, and 42% of our consolidated net sales in 2013, 2012, and 2011, respectively.
Since 1993, we have added additional product lines. These product lines are sold through the same distribution channel as the original fastener product line. Our product lines include the following:

Product Line:	Year Introduced	Approximate Number of Stock Items
Fasteners	1967	632,000
Tools	1993	73,000
Cutting tools	1996	399,000
Hydraulics & pneumatics	1996	109,000
Material handling	1996	40,000
Janitorial supplies	1996	22,000
Electrical supplies	1997	42,000
Welding supplies[1]	1997	50,000
Safety supplies	1999	55,000
Metals	2001	20,000
Office supplies	2010	6,000
Total		1,448,000

[1]	We do not sell welding gases.
Each product line listed above may contain multiple product categories. During the last several years, we have added 'private label' brands (we often refer to these as 'exclusive brands') to our offering. These 'private label' brands represent approximately 10% of total sales; most of these 'private label' products are in the non-fastener product lines.
We plan to continue to add other products in the future.
Inventory Control
Our inventory stocking levels are determined using our computer systems, our sales personnel at the store, district, and region levels, and our product managers. The data used for this determination is derived from sales activity from all of our stores, from individual stores, and from different geographic areas. It is also derived from vendor information and from customer demographic information. The computer system monitors the inventory level for all stock items and triggers replenishment, or prompts a buyer to purchase, as necessary, based on an established minimum-maximum level. All stores stock a base inventory and may expand beyond preset inventory levels as deemed appropriate by the district and store managers. Inventories in distribution centers are established from computerized data for the stores served by the respective centers. Inventory quantities are continuously re-balanced utilizing an automated transfer mechanism we call ‘inventory re-distribution’.
Manufacturing and Support Services Operations
In 2013, approximately 95% of our consolidated net sales were attributable to products manufactured by other companies to industry standards or to customer specific requirements. The remaining 5% related to products manufactured, modified or repaired by our manufacturing businesses or our support services. The manufactured products consist primarily of non-standard sizes of threaded fasteners made to customers’ specifications or standard sizes manufactured under our Holo-Krome® product line. The services provided by the support services group include, but are not limited to, items such as tool repair, band saw blade welding, third-party logistics, and light manufacturing. We engage in these activities primarily as a service to our customers and expect these activities in the future to continue to contribute in the range of 4% to 10% of our consolidated net sales.
Sources of Supply
We use a large number of suppliers for the standard stock items we distribute. Most items distributed by our network can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. No single supplier accounted for more than 5% of our purchases in 2013.
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
Customers and Marketing
We believe our success can be attributed to our ability to offer customers a full line of quality products at convenient locations, and to the superior service orientation and expertise of our employees. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both original equipment manufacturers and maintenance and repair operations. The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, mining companies, federal, state and local governmental entities, schools, and certain retail trades. During the fourth quarter of 2013, our total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 405,000.
During each of the three years ended December 31, 2013, no one customer accounted for 10% or more of our sales. We believe that our large number of customers, together with the varied markets that they represent, provide some protection to us from economic downturns that are not across multiple industries and geographic regions.
Direct marketing continues to be the backbone of our business through our local storefronts and selling personnel. We support our stores with multi-channel marketing including email marketing, catalogs, promotional flyers, events, online and store signage. Our national advertising has been focused on NASCAR® sponsorships over the past few years, including sponsoring No. 99 driver, Carl Edwards, in the Sprint Cup Series since 2012. Along with the NASCAR® sponsorship, we do limited print advertising across a variety of industry publications and Delta Sky magazine.
Seasonality
Seasonality has some impact on our sales. During the winter months, our sales to customers in the non-residential construction market typically slow due to inclement weather. Also, sales to our industrial production customers may decrease during the Fourth of July holiday period, the Thanksgiving holiday period (October in Canada and November in The United States), and the Christmas and New Year holiday period, due to plant shut-downs.
Competition
Our business is highly competitive. Competitors include both large distributors located primarily in large cities and smaller distributors located in many of the same smaller markets in which we have stores. We believe the principal competitive factors affecting the markets for our products are customer service, price, convenience, product availability, and cost saving solutions.
Some competitors use vans to sell their products in markets away from their main warehouses, while others rely on mail order, websites, or telemarketing sales. We, however, believe the convenience provided to customers by operating stores in small, medium, and large markets, each offering a wide variety of products, is a competitive selling advantage and the convenience of a large number of stores in a given area, taken together with our ability to provide frequent deliveries to such stores from centrally located distribution centers, makes possible the prompt and efficient distribution of products. We also believe our FAST Solutions® (industrial vending), combined with our local storefront, provides a unique way to provide to our customers convenient access to products and cost saving solutions in a business model not easily replicated by our competitors. Having trained personnel at each store also enhances our ability to compete (see ‘Employees’ below).
Employees
We employ a total of 17,277 full and part-time employees, most of whom are employed at a store location. A breakout of the number of employees, and their respective roles, is contained earlier in this document.
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
A downturn in the economy or in the principal markets served by us and other factors may affect customer spending, which could harm our operating results. In general, our sales represent spending on discretionary items or consumption needs by our customers. This spending is affected by many factors, including, among others:

•	general business conditions,

•	business conditions in our principal markets,

•	interest rates,

•	inflation,

•	liquidity in credit markets,

•	taxation,

•	government regulations,

•	fuel prices and electrical power rates,

•	unemployment trends,

•	terrorist attacks and acts of war,

•	weather conditions, and

•	other matters that influence customer confidence and spending.
A downturn in either the national or local economy where our stores operate, or in the principal markets served by us, or changes in any of the other factors described above, could negatively impact sales at our stores and their level of profitability.
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
Products that we sell may expose us to potential material liability for property damage, environmental damage, personal injury, or death linked to the use of those products by our customers. Some of our customers operate in challenging industries where there is a material risk of catastrophic events. If any of these events are linked to the use by our customers of any of our products, claims could be brought against us by those customers, by governmental authorities and by third parties who are injured or damaged as a result of such events. In addition, our reputation could be adversely affected by negative publicity surrounding such events regardless of whether or not claims against us are successful. While we maintain insurance coverage to mitigate a portion of this risk and may have recourse against our suppliers for losses arising out of defects in products procured from them, we could experience significant losses as a result of claims made against us to the extent adequate insurance is not in place, the products are manufactured by us, or legal recourse against our suppliers is otherwise not available, or our insurers or suppliers are unwilling or unable to satisfy their obligations to us.
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
We work hard to maintain the privacy and security of our customer and business information and the functioning of our computer systems and website. In the event of a security breach or other cyber security incident, we could experience certain operational problems or interruptions, incur substantial additional costs, or become subject to legal or regulatory proceedings, any of which could lead to damage to our reputation in the marketplace. The nature of our business requires us to receive, retain and transmit certain personally identifying information that our customers provide to purchase products or services, register on our websites, or otherwise communicate and interact with us.  While we have taken and continue to undertake significant steps to protect our customer and confidential information and the functioning of our computer systems and website, a compromise of our data security systems or those of businesses we interact with could result in information related to our customers or business being obtained by unauthorized persons or other operational problems or interruptions. We develop and update processes and maintain systems in an effort to try to prevent this from occurring, but the development and maintenance of these processes and systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Consequently, despite our efforts, the possibility of intrusion, interruption of our business, cyber security incidents and theft cannot be eliminated entirely, and risks associated with each of these remain. While we also seek to obtain assurances that third parties we interact with will protect confidential information, there is a risk the confidentiality of data held or accessed by third parties may be compromised. If a compromise of our data security or function of our computer systems or website were to occur, it could have a material adverse effect on our operating results and financial condition and, possibly, subject us to additional legal, regulatory and operating costs, and damage our reputation in the marketplace.
Our current estimate for total store market potential in North America could be incorrect. One of our primary growth strategies is to grow our business through the introduction of stores into new and existing markets. Based on a snapshot of current marketplace demographics in the United States, Canada, and Mexico, we currently estimate there is potential market opportunity in North America to support approximately 3,500 stores. We cannot guarantee that our market potential estimates are accurate or that we will open stores to reach the full market opportunity. In addition, a particular local market’s ability to support a store may change because of a change in that market, a change in our store format, or the presence of a competitor’s store.
We may be unable to meet our goals regarding new store openings. Our growth is dependent primarily on our ability to attract new customers. Historically, the most effective way to attract new customers has been opening new stores. We expect to open new stores at the rate of approximately 2% to 3% in 2014; however, we cannot assure you that we can open stores at this rate, and failure to do so, could negatively impact our long-term growth. We opened stores at the rate of approximately 2%, 3%, and 5% in 2013, 2012, and 2011, respectively.
Our current business strategy, 'pathway-to-profit', which involves reducing our rate of new store openings and using the money saved to add sales personnel at a faster rate, while successful over the last several years, has not yet proven successful on a long-term basis. In April 2007, we introduced our 'pathway to profit' strategy. This strategy initially involved slowing our annual new store openings from our historical rate of 13% to 18% to approximately 7% to 10%. The funds saved by opening fewer stores would be invested in additional sales personnel, with the goal of increasing our average annual per store sales, capturing earnings leverage, and increasing our pre-tax earnings. At the time we introduced this strategy, we believed that, over the five year period from 2007 to 2012, we could grow our average store sales to $125 thousand per month and grow our pre-tax earnings as a percent of net sales from 18% to 23%. The economic weakness that dramatically worsened in the fall of 2008 and continued into 2009 caused us to alter this strategy during 2009 by slowing our annual new store openings to a range of approximately 2% to 5% and temporarily stopping headcount additions except at newly opened stores and stores that were growing. Because of this economic setback, we previously indicated that the time required to achieve our pre-tax earnings percentage goals for 'pathway to profit' could be delayed 24 to 30 months. More recently, we have indicated we believe we could hit our pre-tax earnings percentage goal with less than the $125 thousand per month figure. We now believe the pre-tax earnings goal might be accomplished with average store sales as low as $100 to $110 thousand per month due to the structural lowering of our costs. A more prolonged downturn in the economy than expected, the prospect of future economic deterioration, changes in the rate of new store openings, difficulty in successfully attracting and retaining qualified sales personnel, an inability to realize anticipated savings from lowering our cost structure, and failure to successfully change our selling process could further adversely impact our ability to grow average store sales, capture earnings leverage, and achieve desired pre-tax earnings results.
Changes in customer or product mix, downward pressure on sales prices, and changes in volume of orders could cause our gross profit percentage to fluctuate or decline in the future. Changes in our customer or product mix could cause our gross profit percentage to fluctuate or decline. From time to time, we have experienced changes in customer or product mix that have caused gross profit to deteriorate. For example, the growth of our national accounts since the mid-1990’s and of our non-fastener product line since the early 1990’s has adversely affected gross profit, as national accounts have the leverage to negotiate lower prices, and as our non-fastener products generally carry lower gross profit than our fastener products. If our customer or product mix continues to change, there can be no assurance that we will be able to maintain our historical gross profit. Downward pressure on sales prices and changes in the volume of our orders could also cause our gross profit percentage to fluctuate or decline. Gross profit can deteriorate if we experience downward pressure on sales prices as a result of deflation, pressures from customers to reduce costs, or increased competition, as was the case in 2009 and the latter half of 2013. Furthermore, reductions in our volume of purchases, as also happened in 2009 and the latter half of 2013, can adversely impact gross profit by reducing supplier volume allowances.
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
Inclement weather and other disruptions to the transportation network could impact our distribution system and adversely impact demand for our products. Our ability to provide efficient distribution of core business products to our store network is an integral component of our overall business strategy. Disruptions at distribution centers or shipping ports, due to events such as the hurricanes of 2005 and 2012 and the longshoreman’s strike on the West Coast in 2002, may affect our ability to both maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations. In addition, severe weather conditions could adversely affect demand for our products in particularly hard hit regions.
We are exposed to foreign currency exchange rate risk, and changes in foreign exchange rates could increase our costs to procure products and our foreign sales. Because the functional currency related to most of our foreign operations is the applicable local currency, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. Fluctuations in the relative strength of foreign economies and their related currencies could impact our ability to procure products overseas at competitive prices and our foreign sales. Our primary exchange rate exposure is with the Canadian dollar.
We may not be able to compete effectively against our competitors, which could harm our business and operating results. The industrial, construction, and maintenance supply industry, although consolidating, still remains a large, fragmented industry that is highly competitive. Our current or future competitors may include companies with similar or greater market presence, name recognition, and financial, marketing, and other resources, and we believe they will continue to challenge us with their product selection, financial resources, and services. Increased competition in markets in which we have stores or the adoption by competitors of aggressive pricing strategies and sales methods could cause us to lose market share or reduce our prices or increase our spending, thus eroding our margins.

Our revenues and net income may be adversely affected by economic conditions, political situations, and changing laws and regulations, over which we have no control. We obtain certain of our products, and our suppliers obtain certain of their products, from China, Taiwan, South Korea, Mexico, and other foreign countries. Our suppliers could discontinue selling products manufactured in foreign countries at any time for reasons that may or may not be in our control or our suppliers' control, including foreign government regulations, domestic government regulations, political unrest, war, disruption or delays in shipments, changes in local economic conditions or trade issues. Our operating results and inventory levels could suffer if we are unable to promptly replace a supplier who is unwilling or unable to satisfy our requirements with another supplier providing equally appealing products.

Our business may be adversely affected by political gridlock in the United States. We primarily operate in the United States.  During the last several years there has been significant fiscal uncertainty in the country, the resolution of which has been impeded by political gridlock. We believe this has adversely impacted our business and could negatively impact our business in the future.

Our FAST Solutions® (industrial vending) business is new, and our competitive advantage could be eliminated. We believe we have a competitive advantage due to our industrial vending platform (hardware and software), our local store presence, our 'vendible' product depth, and, in North America, our distribution strength.  These advantages have developed over time; however, other competitors could respond to our rapidly expanding industrial vending business with highly competitive platforms of their own.  These alternative solutions could negatively impact our ability to expand our business and/or negatively impact the economics of the industrial vending business.
The industrial, construction, and maintenance supply industry is consolidating, which could cause it to become more competitive and could negatively impact our business. The industrial, construction, and maintenance supply industry in North America is consolidating. This consolidation is being driven by customer needs and supplier capabilities, which could cause the industry to become more competitive as greater economies of scale are achieved by suppliers, or as competitors with new business models are willing and able to operate with lower gross profit on select products. Customers are increasingly aware of the total costs of fulfillment and of the need to have consistent sources of supply at multiple locations. We believe these customer needs could result in fewer suppliers as the remaining suppliers become larger and capable of being a consistent source of supply.
There can be no assurance we will be able in the future to take advantage effectively of the trend toward consolidation. The trend in our industry toward consolidation could make it more difficult for us to maintain our current gross and operating margins. Furthermore, as our industrial and construction customers face increased foreign competition, and potentially lose business to foreign competitors or shift their operations overseas in an effort to reduce expenses, we may face increased difficulty in growing and maintaining our market share.
We will need to begin disclosing our use of 'conflict minerals' in certain of the products we distribute, which will impose costs on us and could raise reputational and other risks. The SEC has promulgated final rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act, regarding disclosure of the use of certain minerals, known as 'conflict minerals', that are mined from the Democratic Republic of the Congo and adjoining countries. These new rules have required and will continue to require due diligence efforts, with initial disclosure requirements becoming effective in May 2014. There are and will continue to be costs associated with complying with these disclosure requirements, including costs to determine which of our products are subject to the new rules and the source of any 'conflict minerals' used in those products. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in those products. Also, we may face reputational challenges if we are unable to verify the origins for all metals used in products through the procedures we may implement. We may also encounter challenges to satisfy customers that may require all of the components of products purchased to be certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES
We own several facilities in Winona, Minnesota. These facilities are as follows:

Purpose	Approximate Square Feet
Distribution center and home office	259,000	[1]
Manufacturing facility	100,000
Computer support center	13,000
Winona store	15,000
Winona product support facility	55,000
Rack and shelving storage	42,000
Multi-building complex which houses certain operations of the distribution group, our support services group, and the home office support group	30,000
Supplemental warehouse, office space, and potential store space purchased in 2013, which is subject to a pre-existing retail and warehouse lease	100,000

[1]	This facility was expanded in 2012 to include an auxiliary building which contains an automated storage and retrieval system with 253,000 tote locations for small parts.
We own the following facilities, excluding store locations, outside of Winona, Minnesota:

Purpose	Location	Approximate Square Feet
Distribution center and manufacturing facility	Indianapolis, Indiana	525,000	[1]
Storage facilities	Indianapolis, Indiana	389,000	[2]
Distribution center	Atlanta, Georgia	198,000	[3]
Distribution center	Dallas, Texas	176,000	[4]
Distribution center	Scranton, Pennsylvania	189,000	[5]
Distribution center	Akron, Ohio	152,000	[6]
Distribution center	Kansas City, Kansas	300,000
Distribution center	Kitchener, Ontario, Canada	62,000	[7]
Distribution center	High Point, North Carolina	256,000
Distribution center and manufacturing facility	Modesto, California	328,000	[8]
Manufacturing facility	Rockford, Illinois	100,000
Local re-distribution center and manufacturing facility	Johor, Malaysia	27,000
Manufacturing facility	Wallingford, Connecticut	187,000

[1]
In addition, this facility has an auxiliary building which contains an automated storage and retrieval system with capacity of 52,000 pallet locations and 273,000 tote locations for small parts. The FAST Solutions® (industrial vending) automated replenishment facility ('T-Hub') is also located on this property and contains an additional 85,000 tote locations for small parts.

[2]	We purchased two additional storage facilities in 2013, one of which is subject to a pre-existing lease.

[3]	In addition, this facility contains an automated storage and retrieval system with capacity of 56,000 tote locations for small parts.

[4]	In addition, this facility contains an automated storage and retrieval system with capacity of 14,000 pallet locations and 41,000 tote locations for small parts.

[5]	This facility is currently under construction to add an automated storage and retrieval system with capacity of 117,000 tote locations for small parts.

[6]	In addition, this facility contains an automated storage and retrieval system with capacity of 117,000 tote locations for small parts.

[7]	A replacement distribution center with approximately 130,000 square feet is currently under construction.

[8]	This facility is currently under construction to add an automated storage and retrieval system with capacity of 83,000 tote locations for small parts.

In addition, we own 180 buildings that house our store locations in various cities throughout North America.
All other buildings we occupy are leased. Leased stores range from approximately 3,000 to 10,000 square feet, with lease terms of up to 60 months (most initial lease terms are for 36 to 48 months). In addition to our leased store locations, we also lease the following:

Purpose	Location	Approximate Square Feet	Lease Expiration Date	Remaining Lease Renewal Options
Distribution center	Seattle, Washington	100,000	April 2017	Two
Distribution center	Salt Lake City, Utah	44,000	July 2015	Two
Distribution center - additional packaging facility	Salt Lake City, Utah	26,000	February 2016	One
Distribution center	Monterrey, Nuevo Leon, Mexico	14,000	June 2014	One
Distribution center and manufacturing facility	Edmonton, Alberta, Canada	45,000	July 2020	One
Manufacturing facility	Houston, Texas	21,000	June 2014	None
Local re-distribution center and manufacturing facility	Modrice, Czech Republic	15,000	July 2021	None
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Fastenal Company are:

Name	Employee of Fastenal Since	Age	Position
Willard D. Oberton	1980	55	Chief Executive Officer and Director
Leland J. Hein	1985	53	President
Daniel L. Florness	1996	50	Executive Vice President and Chief Financial Officer
Steven A. Rucinski	1980	56	Executive Vice President – Sales
Gary A. Polipnick	1983	51	Executive Vice President – Sales
Kenneth R. Nance	1992	49	Executive Vice President – Sales
Reyne K. Wisecup	1988	50	Executive Vice President – Human Resources and Director
Nicholas J. Lundquist	1979	56	Executive Vice President – Operations
James C. Jansen	1992	43	Executive Vice President – Operations
Ashok Singh	2001	51	Executive Vice President – Information Technology
Sheryl A. Lisowski	1994	46	Controller and Chief Accounting Officer
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
Mr. Florness has been our executive vice president and chief financial officer since December 2002. From June 1996 to November 2002, Mr. Florness was our chief financial officer. In addition to his financial role, Mr. Florness' responsibilities also include product development, supplier development, and supply chain.
Mr. Rucinski has been an executive vice president – sales since November 2007. Mr. Rucinski’s responsibilities include sales and operational oversight over our international business. Prior to November 2007, Mr. Rucinski served in various sales leadership roles, most recently as leader of national accounts.
Mr. Polipnick has been an executive vice president – sales since July 2012. Mr. Polipnick's responsibilities include sales and operational oversight of our business in the western United States. From November 2007 to July 2012, Mr. Polipnick served as the leader of our Winona based region. Prior to November 2007, Mr. Polipnick served in various sales leadership roles.
Mr. Nance has been an executive vice president – sales since July 2012. Mr. Nance's responsibilities include sales and operational oversight of our business in the eastern United States and Mexico. From June 2005 to July 2012, Mr. Nance served as the leader of our Texas based region. Prior to June 2005, Mr. Nance served in various sales leadership roles.
Ms. Wisecup has been our executive vice president – human resources since November 2007. Prior to November 2007, Ms. Wisecup served in various support roles, most recently as director of employee development. Ms. Wisecup has served as one of our directors since 2000.
Mr. Lundquist has been an executive vice president – operations since July 2012. Mr. Lundquist's responsibilities include distribution development. From November 2007 to July 2012, Mr. Lundquist was one of our executive vice presidents – sales. Mr. Lundquist’s responsibilities as an executive vice president – sales included sales and operational oversight over a substantial portion of our business. From December 2002 to November 2007, Mr. Lundquist was our executive vice president and chief operating officer.
Mr. Jansen has been an executive vice president – operations since December 2010. Since July 2012, Mr Jansen's responsibilities include oversight of our manufacturing. Prior to July 2012, Mr. Jansen's responsibilities also included distribution development. From November 2007 to December 2010, Mr. Jansen was our executive vice president – internal operations. From May 2005 to November 2007, Mr. Jansen served as leader of systems development (this role encompassed both information systems and distribution systems development). From April 2000 to April 2005, Mr. Jansen served in the sales leadership role of our Texas based region.
Mr. Singh has been our executive vice president – information technology since January 2011. Mr. Singh joined Fastenal in 2001 and, prior to January 2011, served in various roles of increasing responsibility in the administration and application development areas within our information technology group.
Ms. Lisowski has been our controller and chief accounting officer since October 2013. From March 2007 to October 2013, Ms. Lisowski served as our controller – accounting operations. Ms. Lisowski joined Fastenal in 1994 and, prior to March 2007, served in various roles of increasing responsibility within our finance and accounting team.
The executive officers are elected by our board of directors for a term of one year and serve until their successors are elected and qualified. None of our executive officers are related to any other such executive officer or to any of our other directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Data
Our shares are traded on The NASDAQ Stock Market under the symbol ‘FAST’. As of January 24, 2014, there were approximately 1,300 record holders of our common stock, which includes nominees or broker dealers holding stock on behalf of an estimated 166,000 beneficial owners.
The following table sets forth, by quarter, the high and low closing sale price1 of our shares on The NASDAQ Stock Market for 2013 and 2012.

2013:	High	Low	2012:	High	Low
First quarter	$53.18	46.47	First quarter	$54.59	43.76
Second quarter	$52.18	44.95	Second quarter	$54.65	38.37
Third quarter	$50.98	43.99	Third quarter	$45.30	39.03
Fourth quarter	$51.89	45.62	Fourth quarter	$46.65	40.20
1 The closing sale price was obtained from Shareholder.com, a division of Nasdaq OMX.
The following table sets forth our dividend payout (per share basis) in each of the last three years:

	2013	2012	2011
First quarter	$0.10	$0.17	$0.25
Second quarter	0.20	0.17	0.13
Third quarter	0.25	0.19	0.13
Fourth quarter	0.25	0.21	0.14
Total regular dividend	0.80	0.74	0.65
Supplemental*	—	0.50	—
Total	$0.80	$1.24	$0.65
*Due to income tax rate uncertainties in the United States, we paid a supplemental dividend in December 2012.
On January 14, 2014, we announced a quarterly dividend of $0.25 per share to be paid on February 28, 2014 to shareholders of record at the close of business on January 31, 2014. Our Board of Directors intends to continue paying quarterly dividends, provided that any future determination as to payment of dividends will depend upon the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors.
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during each of the last three months of 2013:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2013	0	$0.00	0	1,600,000
November 1-30, 2013	0	$0.00	0	1,600,000
December 1-31, 2013	0	$0.00	0	1,600,000
Total	0	$0.00	0	1,600,000
Purchases of shares of our common stock earlier in 2013 are described later in this Form 10-K under the heading ‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’.

The Fastenal Company Common Stock Comparative Performance Graph
Set forth below is a graph comparing, for the five years ended December 31, 2013, the yearly cumulative total shareholder return on our common stock with the yearly cumulative total shareholder return of the S&P 500 Index, the Dow Jones US Industrial Suppliers Index, and an index (the 'Peer Group Index') of a group of peer companies selected by us (the 'Peer Group'). In prior years, we compared our total shareholder return with that of the S&P 500 Index and the Peer Group Index. However, we have decided to move away from the Peer Group Index because we believe that a broader-based index of public companies within our industry provides a more appropriate basis for comparison. Therefore, going forward, we will be comparing our total shareholder return with that of the S&P 500 Index and the Dow Jones US Industrial Suppliers Index. In accordance with SEC rules, we are including the total shareholder return of the Peer Group Index in this Form 10-K for transitional purposes, but will not be including the Peer Group information in future reports.
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
The comparison of total shareholder returns in the performance graph assumes that $100 was invested on December 31, 2008 in Fastenal Company, the Peer Group Index, the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index, and that dividends were reinvested when and as paid.
Comparison of Five Year Cumulative Total Return Among Fastenal Company, the Peer Group Index,
the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index

	2008	2009	2010	2011	2012	2013
Fastenal Company	100.00	121.93	180.07	267.27	294.17	304.64
Peer Group Index	100.00	125.31	177.17	227.82	253.75	313.59
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
Dow Jones US Industrial Suppliers Index	100.00	127.17	180.70	240.29	262.04	303.35
Note - The graph and index table above were obtained from Zachs SEC Compliance Services Group.

ITEM 6.	SELECTED FINANCIAL DATA
Incorporated herein by reference is Ten-Year Selected Financial Data on pages 4 and 5 of Fastenal’s 2013 Annual Report to Shareholders of which this Form 10-K forms a part, a portion of which is filed as Exhibit 13 to this Form 10-K.

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
Like most industrial and construction-centric organizations, we have endured a roller coaster ride over the last several years. The third quarter of 2008 included the final months of an inflationary period related to both steel prices (between 40% and 50% of our sales consist of some type of fastener – nuts, bolts, screws, etc. – most of which are made of steel) and energy prices (a meaningful item for us given the amount of energy that is necessary in the production of our products and in the transportation of our products across North America).
In the fourth quarter of 2008, and throughout much of 2009, this inflation turned to deflation. When the swings are dramatic, this can hurt our gross profit because we are selling expensive inventory on the shelf at declining prices. This hurt our gross profit in 2009. The drop in energy costs over the same period provided some relief, but it was small in comparison to the impact of deflation. The deflation of 2009 ended and these conditions normalized and allowed our gross profit to recover in 2010 and 2011. (See later discussion on gross profit.)
The discussion that follows includes information regarding our sales growth and our sales by product line during 2013. This information provides a summary view to understand the dynamics of the year. However, we feel the real story is told in the monthly sales change, sequential trend, and end market information that follows – that information explains the real impact of the market dynamics affecting us over this period of uncertainty.
Over the last several years, we have continued to make significant investments in (1) store locations, (2) national accounts, (3) government sales, (4) internal manufacturing capabilities, (5) international operations (over 10% of our sales), (6) FAST Solutions® (industrial vending), (7) product expansion (with particular emphasis on metalworking products and on exclusive brands), (8) additional sales specialists to support safety products, metalworking products, and our manufacturing operations, (9) additional sales operational support to focus on under performing stores and under performing industrial vending, and (10) in the case of 2013, additional region and district leadership and additional store personnel. We are excited about the prospects of each.
As always, the ‘pathway to profit’ is the cornerstone of our business evolution, and it influences everything we do. Remember, our business centers on our 2,700 stores – their individual success leads to the success of the entire organization over time. As always, we will continue to work to complete this task and maintain our goal of Growth through Customer Service®.
SALES GROWTH:
Net sales and growth rates in net sales were as follows:

	2013	2012	2011
Net sales	$3,326,106	3,133,577	2,766,859
Percentage change	6.1%	13.3%	21.9%
The increase in net sales in 2013 came primarily from higher unit sales. Our growth in net sales was impacted by slight inflationary price changes in our non-fastener products and some price deflation in our fastener products, with the net impact being a slight drag on growth. Our growth in net sales was not meaningfully impacted by the introduction of new products or services, with one exception. Over the last several years, our FAST Solutions® (industrial vending) initiative has stimulated faster growth with a subset of our customers (discussed later in this document). The higher unit sales resulted primarily from increases in sales at older store locations (discussed below and again later in this document) and to a lesser degree the opening of new store locations in the last several years. The growth in net sales at the older store locations was due to the growth drivers of our business (discussed later in this document). The change in currencies in foreign countries (primarily Canada) relative to the United States dollar lowered our daily sales growth rate by 0.2% in 2013.
The increase in net sales in 2012 came primarily from higher unit sales. Our growth in net sales was impacted by price changes in our products, but the impact was limited. Our growth in net sales was not meaningfully impacted by the introduction of new products or services, but was helped by initiatives such as FAST Solutions® (industrial vending). The higher unit sales resulted primarily from increases in sales at older store locations (discussed below and again later in this document) and to a lesser degree the opening of new store locations in the last several years. The growth in net sales at the older store locations was hindered by weakness in the industrial production and non-residential construction industries served by our Company. The change in currencies in foreign countries (primarily Canada) relative to the United States dollar lowered our daily sales growth rate by 0.1% in 2012.
The increase in net sales in 2011 came primarily from higher unit sales. Our growth in net sales was impacted by price changes in our products, but the impact was limited. Our growth in net sales was not meaningfully impacted by the introduction of new products or services, but was helped by initiatives such as FAST Solutions® (industrial vending). The higher unit sales resulted primarily from increases in sales at older store locations (discussed below and again later in this document) and to a lesser degree the opening of new store locations in the last several years. The growth in net sales at the older store locations was helped by the moderating impacts of the previous recessionary environment. The change in currencies in foreign countries (primarily Canada) relative to the United States dollar improved our daily sales growth rate by 0.7% in 2011.
The impact of the economy is best reflected in the growth performance of our stores opened greater than ten years ago (store sites opened as follows: 2013 group – opened 2003 and earlier, 2012 group – opened 2002 and earlier, and 2011 group – opened 2001 and earlier) and opened greater than five years ago (store sites opened as follows: 2013 group – opened 2008 and earlier, 2012 group – opened 2007 and earlier, and 2011 group – opened 2006 and earlier). These two groups of stores are more cyclical due to the increased market share they enjoy in their local markets. The stores opened greater than two years ago represent a consistent ‘same store’ view of our business (store sites opened as follows: 2013 group – opened 2011 and earlier, 2012 group – opened 2010 and earlier, and 2011 group – opened 2009 and earlier). The daily sales change for each of these groups was as follows:

Store Age	2013	2012	2011
Opened greater than 10 years	2.1%	8.1%	15.2%
Opened greater than 5 years	3.6%	9.8%	17.1%
Opened greater than 2 years	4.4%	10.8%	17.9%
Note: The age groups above are measured as of the last day of each respective year.
Stores opened in 2013 contributed approximately $18,620 (or 0.6%) to 2013 net sales. Stores opened in 2012 contributed approximately $60,626 (or 1.8%) to 2013 net sales and approximately $24,859 (or 0.8%) to 2012 net sales. The rate of growth in sales of store locations generally levels off after they have been open for five years, and, as stated earlier, the sales generated at our older store locations typically vary more with the economy than do the sales of younger stores.
SALES BY PRODUCT LINE:
The approximate mix of sales from the fastener product line and from the other product lines was as follows:

	2013	2012	2011
Fastener product line	42%	44%	47%
Other product lines	58%	56%	53%
The decrease in our fastener sales as a percentage of total sales has been driven by the continued success of our non-fastener product lines, which we began to add in the 1990s, and by the growth of our FAST Solutions® (industrial vending) program. This program has lead to greater resilience to weak industrial production of our non-fastener business compared to our fastener business.

MONTHLY SALES CHANGES, SEQUENTIAL TRENDS, AND END MARKET PERFORMANCE
Note – Daily sales are defined as the net sales for the period divided by the number of business days (in the United States) in the period.
This section focuses on three distinct views of our business – monthly sales changes, sequential trends, and end market performance. The first discussion regarding monthly sales changes provides a good mechanical view of our business based on the age of our stores. The second discussion provides a framework for understanding the sequential trends (that is, comparing a month to the immediately preceding month) in our business. Finally, we believe the third discussion regarding end market performance provides insight into activities with our various types of customers.
MONTHLY SALES CHANGES:
All company sales – During the months in 2013, 2012, and 2011, all of our selling locations, when combined, had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2013	6.7%	8.2%	5.1%	4.8%	5.3%	6.0%	2.9%	7.2%	5.7%	7.7%	8.2%	6.7%
2012	21.3%	20.0%	19.3%	17.3%	13.1%	14.0%	12.1%	12.0%	12.9%	6.8%	8.2%	9.7%
2011	18.8%	21.5%	22.8%	23.2%	22.6%	22.5%	22.4%	20.0%	18.8%	21.4%	22.2%	21.2%
Stores opened greater than two years – Our stores opened greater than two years (store sites opened as follows: 2013 group – opened 2011 and earlier, 2012 group – opened 2010 and earlier, and 2011 group – opened 2009 and earlier) represent a consistent 'same-store' view of our business. During the months in 2013, 2012, and 2011, the stores opened greater than two years had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2013	5.0%	6.5%	3.4%	3.1%	3.5%	4.3%	1.4%	5.5%	4.2%	6.1%	6.2%	4.9%
2012	18.8%	17.1%	16.8%	14.5%	10.1%	11.1%	9.1%	8.6%	9.8%	3.8%	5.1%	6.6%
2011	16.0%	18.4%	19.4%	19.6%	19.2%	19.1%	18.7%	16.5%	15.2%	18.0%	18.5%	17.5%
Stores opened greater than five years – The impact of the economy, over time, is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2013 group – opened 2008 and earlier, 2012 group – opened 2007 and earlier, and 2011 group – opened 2006 and earlier). This group, which represented about 88% of our total sales in 2013, is more cyclical due to the increased market share they enjoy in their local markets. During the months in 2013, 2012, and 2011, the stores opened greater than five years had daily sales growth rates of (compared to the comparable month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2013	3.2%	5.6%	2.3%	2.0%	2.7%	3.4%	0.6%	4.7%	3.2%	5.3%	6.1%	4.8%
2012	17.4%	15.8%	15.7%	13.7%	9.0%	10.2%	8.3%	7.9%	8.5%	2.6%	4.6%	5.6%
2011	15.3%	17.9%	19.2%	19.1%	17.9%	18.2%	17.3%	15.2%	14.5%	17.0%	17.4%	16.9%
Summarizing comments – There are three distinct influences to our growth: (1) execution, (2) currency fluctuations, and (3) economic fluctuations. This discussion centers on (2) and (3).
The change in currencies in foreign countries (primarily Canada) relative to the United States dollar impacted our growth over the last several years. During 2011 it lifted our growth by 0.7%, in 2012 it lowered our growth by 0.1%, and in 2013 it lowered our growth by 0.2%.
Regarding economic fluctuations, in 2011 we enjoyed strong growth. This reflected the strengthening economic environment being experienced by our customers. While the strength did not apply to all customers and to all geographies we serve, it was strong enough to produce acceptable results. During 2012, the growth in the first three and a half months generally continued the relative strength we saw in 2011. Then we began to experience several distinct economic slowdowns. The first occurred in the late April/May time frame, and then moderated until September 2012. The second occurred in the October/November time frame. This was exaggerated by the impact of Hurricane Sandy and an unusual business day comparison in October (23 days in 2012 versus 21 days in 2011 - the maintenance portion of our business is often linked to monthly spend patterns of our customers, which are not as business day dependent, this can dilute the daily growth picture given the change in business day divisor). The third occurred in the spring of 2013. This involved our fastener product line and our construction business (primarily non-residential construction). This third slowdown, similar to the first two listed, mirrored or slightly led some softening in the PMI index (discussed later in this document). The fastener piece was heavily impacted by our OEM (original equipment manufacturing) customers. These customers utilize our fasteners in the manufacture/assembly of their finished products. The end markets with the most pronounced weakening included heavy machinery manufacturers with exposure to: mining, military, agriculture, and construction. The construction piece in 2013 was also hampered by poor weather during the winter and spring time frame throughout many areas in North America. The fourth and fifth occurred in July 2013 and December 2013. The daily sales growth in July 2013 and December 2013 were negatively impacted by the timing of the July 4th holiday (Thursday in 2013, Wednesday in 2012, Monday in 2011) and the Christmas/New Year holiday (Wednesday in 2013, Tuesday in 2012, and Sunday in 2011). This resulted in a 'lone' business day on Friday, July 5, 2013, in which many of our customers were closed, and three distinct one to two day work periods in the last two weeks of December 2013. The December impact was amplified due to poor weather conditions.
Our daily sales growth trends have improved since September 2013. This was largely related to changing comparisons to 2012. Our sales to customers engaged in light and medium duty manufacturing (largely related to consumer products) are improving; this makes sense given the trends in the PMI index. However, our sales to customers engaged in heavy machinery manufacturing (primarily serving the mining, military, agricultural, and construction end markets), which represents approximately one fifth of our business, continued to experience weak performance in the fourth quarter of 2013.
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
History has identified these landings in our business cycle. They generally relate to months with impaired business days (certain holidays). The first landing centers on Easter, which alternates between March and April (Easter occurred in March in 2013, and in April in 2012 and 2011), the second landing centers on July 4th, and the third landing centers on the approach of winter with its seasonal impact on primarily our construction business and with the Christmas/New Year holiday. The holidays we noted impact the trends because they either move from month-to-month or because they move around during the week (the July 4th and Christmas/New Year holiday impacts noted earlier in this document are examples).
The table below shows the pattern to the sequential change in our daily sales. The line labeled 'Old Benchmark' is a historical average of our sequential daily sales change for the period 1998 to 2003. We chose this time frame because it had similar characteristics, a weaker industrial economy in North America, and could serve as a benchmark for current performance. The '2013', '2012', and '2011' lines represent our actual sequential daily sales changes. The '13Delta', '12Delta', and '11Delta' lines indicate the difference between the 'Old Benchmark' and the actual results in the respective year.
Beginning in 2014, we intend to utilize a new benchmark. The new benchmark, labeled 'New Benchmark' in the table below, is a historical average of our sequential daily sales change for the period 1998 to 2013, excluding 2008 and 2009. Similar to the 'Old Benchmark' we believe this updated benchmark will serve to show the historical pattern. We excluded the 2008 to 2009 time frame because it contains an extreme economic event and we don't believe it is comparable.

	Jan.(1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Cumulative Change from Jan. to Oct.
Old Benchmark	0.9%	3.3%	2.9%	-0.3%	3.4%	2.8%	-2.3%	2.6%	2.6%	-0.7%	15.1%
2013	-0.4%	2.0%	3.4%	-1.1%	1.0%	3.2%	-5.5%	5.5%	2.9%	-2.9%	8.2%
13Delta	-1.3%	-1.3%	0.5%	-0.8%	-2.4%	0.4%	-3.2%	2.9%	0.3%	-2.2%	-6.9%
2012	-0.3%	0.5%	6.4%	-0.8%	0.5%	2.5%	-2.7%	1.3%	4.3%	-4.8%	7.1%
12Delta	-1.2%	-2.8%	3.5%	-0.5%	-2.9%	-0.3%	-0.4%	-1.3%	1.7%	-4.1%	-8.0%
2011	-0.2%	1.6%	7.0%	0.9%	4.3%	1.7%	-1.0%	1.4%	3.4%	0.7%	21.7%
11Delta	-1.1%	-1.7%	4.1%	1.2%	0.9%	-1.1%	1.3%	-1.2%	0.8%	1.4%	6.6%

New Benchmark	0.8%	2.2%	3.8%	0.4%	3.1%	2.7%	-2.1%	2.5%	3.7%	-1.2%	15.9%

(1)	The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.

A graph of the sequential daily sales change pattern discussed above, starting with a base of '100' in the previous October and ending with the next October, would be as follows:

130
120
110
100
90
Previous Oct.
Jan.
Feb.
Mar.
Apr.
May
June
July
Aug.
Sept.
Oct.
Old Benchmark
2013
2012
2011
New Benchmark

END MARKET PERFORMANCE:
Fluctuations in end market business – The sequential trends noted above were directly linked to fluctuations in our end markets. To place this in perspective – approximately 50% of our business has historically been with customers engaged in some type of manufacturing. The daily sales to these customers grew, when compared to the same period in the prior year, as follows:

	Q1	Q2	Q3	Q4	Annual
2013	7.0%	5.9%	4.7%	7.2%	6.3%
2012	20.3%	15.8%	14.0%	9.7%	14.9%
2011	15.5%	18.5%	18.3%	21.0%	20.0%
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
The best way to understand the change in our industrial production business is to examine the results in our fastener product line. From a company perspective, sales of fasteners grew, when compared to the same period in the prior year, as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2013	1.7%	1.9%	1.0%	1.9%	1.6%
2012	15.4%	8.0%	6.0%	2.6%	7.8%
2011	15.4%	18.1%	13.6%	15.9%	15.7%
As was noted earlier in this document, our sales to customers engaged in heavy machinery manufacturing (primarily serving the mining, military, agricultural, and construction end markets), which represents approximately one fifth of our business, and a larger piece of our fastener business, continued to experience weak performance. This began in 2012 and intensified in 2013.

By contrast, the best way to understand the change in the maintenance portion of the manufacturing business is to examine the results in our non-fastener product lines. From a company perspective, sales of non-fasteners grew, when compared to the same period in the prior year, as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2013	10.8%	8.5%	8.9%	12.0%	10.1%
2012	25.1%	21.1%	18.0%	13.6%	19.2%
2011	26.5%	27.3%	26.9%	27.4%	27.0%
The non-fastener business has demonstrated greater relative resilience when compared to our fastener business and to the distribution industry in general, due to our strong FAST Solutions® (industrial vending) program; this is discussed in greater detail later in this document. However, this business has not been immune to the impact of a weak industrial environment.
The patterns related to the industrial production business, as noted above, are influenced by the movements noted in the Purchasing Manufacturers Index ('PMI') published by the Institute for Supply Management (http://www.ism.ws/), which is a composite index of economic activity in the United States manufacturing sector. The PMI in 2013, 2012, and 2011 was as follows:

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2013	53.1	54.2	51.3	50.7	49.0	50.9	55.4	55.7	56.2	56.4	57.3	57.0
2012	53.7	51.9	53.3	54.1	52.5	50.2	50.5	50.7	51.6	51.7	49.9	50.2
2011	59.2	59.6	59.3	59.4	53.5	55.8	52.3	53.2	53.2	51.5	52.3	52.9

For background to readers not familiar with the PMI index, it is a monthly indicator of the economic health of the manufacturing sector in the United States. Five major indicators that influence the PMI index are new orders, inventory levels, production, supplier deliveries, and the employment environment. When a PMI of 50 or higher is reported, this indicates expansion in the manufacturing industry compared to the previous month. If the PMI is below 50, this represents a contraction in the manufacturing sector. The PMI is not perfectly correlated with our business, as it reflects the activity of certain categories of manufacturers (such as those engaged in light and medium manufacturing) who historically have not accounted for a significant portion of our sales. (Note - the Institute for Supply Management made annual adjustments to reflect seasonal factors to the PMI index effective with the January 2013 report. This table represents the updated PMI index.)
Our non-residential construction customers have historically represented 20% to 25% of our business. The daily sales to these customers grew when compared to the same period in the prior year, as follows:

	Q1	Q2	Q3	Q4	Annual
2013	2.9%	0.7%	3.9%	2.8%	2.5%
2012	17.1%	12.7%	8.2%	4.2%	10.3%
2011	17.7%	15.8%	15.8%	17.4%	17.1%

We believe the weakness in the economy in the fourth quarter of 2012 and throughout 2013, particularly in the non-residential construction market, was amplified by global economic uncertainty combined with economic policy uncertainty in the United States and poor weather conditions.

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
For a little perspective, we began our business in 1967 with an idea to sell nuts and bolts (fasteners) through vending machines. We soon learned the technology of the 1960's wasn't ready, and also learned a lot of products didn't fit, so we went to 'Plan B'; sell to business users with a direct sales force. It took us a number of years to 'work out the bugs', but ten years later we began to pick up the pace of store openings. After another ten years of expansion we had approximately 50 stores and sales of about $20 million. Our need for cash was growing, as was our desire to allow employee ownership. This led us to a public offering in 1987.
In our first ten years of being public (1987 to 1997), we opened stores at an annual rate approaching 30% per year.  In the next ten years (1997 to 2007), we opened stores at an annual rate of approximately 10% to 15% and, since 2007, at an annual rate of approximately 2% to 8% (we opened 53 stores in 2013, or an annual rate of approximately 2.0%, and currently expect to open approximately 50 to 70 stores, or an annual rate of approximately 1.9% to 2.6%, in 2014).
As we gained proximity to more customers, we continued to diversify our growth drivers. This was done to provide existing store personnel with more tools to grow their business organically, and the results of this are reflected in our earlier discussion on sales growth at stores opened greater than five years. In the early 1990's, we began to expand our product lines, and we added new product knowledge to our bench (the non-fastener products now represent over 50% of our sales). This was our first big effort to diversify our growth drivers. The next step began in the mid to late 1990's when we began to add sales personnel with certain specialties or focus. This began with our National Accounts group in 1995, and, over time, has expanded to include individuals dedicated to: (1) sales related to our internal manufacturing division, (2) government sales, (3) internet sales, (4) specific products (most recently metalworking), and (5) FAST Solutions® (industrial vending).  Another step occurred at our sales locations (this includes Fastenal stores as well as strategic account stores and in-plant locations) and at our distribution centers, and began with a targeted merchandising and inventory placement strategy that included our 'Customer Service Project' approximately ten years ago and our 'Master Stocking Hub' initiative approximately five years ago. These strategies allowed us to better target where to stock certain products (local store, regional distribution center, master stocking hub, or supplier) and allowed us to improve our fulfillment, lower our freight costs, and improve our ability to serve a broader range of customers. During 2013, we expanded our store based inventory offering around select industries (with an emphasis on fasteners, construction products, and safety products) and in the latter half of 2013 we expanded two key employee groups: (1) the number of employees working in our stores and (2) the number of district and regional leaders supporting our stores. The theme that shines through in all these changes, particularly the last several, is a simple one – invest into and support our sales machine – the local store.
Our FAST Solutions® (industrial vending) operation is a rapidly expanding component of our business.  We believe industrial vending will be an important chapter in the Fastenal story; we also believe it has the potential to be transformative to industrial distribution, and that we have a 'first mover' advantage. We are investing aggressively to maximize this advantage. At our investor day in May 2011, we discussed our progress with industrial vending. In addition to our discussion regarding progress, we discussed our goals with the rollout of the industrial vending machines. One of the goals we identified related to our rate of 'machine signings' (the first category below) – our goal was simple, sign 2,500+ machines per quarter (or an annualized run rate of 10,000 machines). In 2012, we crushed this goal, and surpassed the 10,000 signings benchmark in July; our 2012 momentum continued as we finished the year with more than 20,000 machine signings. In 2013, we signed more than 19,000 machines. We consciously slowed the pace in the second quarter of 2013 to promote a 'quality of install' mentality into our rapid approach. We think this was a good decision, and will continue our aggressive push with FAST Solutions® (industrial vending). In July 2013, we began the process of 'optimizing' our installed vending machines. This optimization centered on two aspects: (1) the product mix in each machine to maximize customer savings by promoting frequently consumed items and (2) the brand mix in each machine to streamline replenishment. The latter centers on our vending catalog.

The following table includes some statistics regarding our industrial vending business:

		Q1	Q2	Q3	Q4	Annual
Number of vending machines in	2013	5,728	5,357	4,372	3,848	19,305
contracts signed during the period[1]	2012	4,568	4,669	5,334	5,591	20,162
	2011	1,405	2,107	2,246	2,084	7,842
Cumulative machines installed[2]	2013	25,447	29,549	32,248	33,920
	2012	9,798	13,036	17,013	21,095
	2011	2,659	3,867	5,642	7,453
Percent of installed machines that are a FAST 5000	2013	54.3%	52.2%	51.1%	50.4%
(our most common helix vending machine)[3]	2012	70.1%	66.2%	60.2%	57.2%
	2011	78.6%	76.0%	74.7%	72.8%
Percent of total net sales to	2013	27.5%	30.0%	33.3%	36.6%
customers with vending machines[4]	2012	17.8%	20.8%	23.2%	25.8%
	2011	8.9%	10.5%	13.1%	15.7%
Daily sales growth to customers	2013	23.9%	18.9%	15.2%	18.7%
with vending machines[5]	2012	33.9%	34.3%	32.9%	28.6%
	2011	50.6%	43.9%	42.5%	40.7%

[1]	This represents the gross number of machines signed during the quarter, not the number of contracts.

[2]	This represents the number of machines installed and dispensing product on the last day of the quarter.

[3]	This information is intended to highlight the mix change in the machines deployed as our business expands beyond the flagship FAST 5000 machine.

[4]	The percentage of total sales (vended and traditional) to customers currently using a vending solution.

[5]	The growth in total sales (vended and traditional) to customers currently using a vending solution compared to the same period in the preceding year.
Note - The 'fleet' of machines we utilize to vend product has expanded over the last several years, and currently includes helix vending machines, lockers, and other formats. The helix machine and lockers (three door, twelve door, and eighteen door) represent the majority of our installed machines. Our total installed machine count was 40,775 at the end of 2013; however, given the lower revenue potential of the three and twelve door locker machines, we report an 'equivalent' machine count where each of these locker machines is counted as a half of a machine (for example, the 33,920 noted in the table above, and the goals indicated earlier in this document). We intend to refine the reporting of all machine equivalencies as we move through 2014 to better reflect the varying revenue potential to our installed vending machines.

PROFIT DRIVERS OF OUR BUSINESS
As we state several times in this document, profit is important to us. For a distribution business it is linked to cash flow, and cash flow funds our growth and creates value for our customers, our employees, our suppliers, and our shareholders. We grow our profits by continuously working to grow sales and to improve our relative profitability. We also grow our profits by allowing our inherent profitability to shine through – we refer to this as the 'pathway to profit'. The distinction is important.
We achieve improvements in our relative profitability by increasing our gross profit, by structurally lowering our operating expenses, or both. We advance on the 'pathway to profit' by increasing the average store size (measured in terms of monthly sales), and by allowing the changing store mix to improve our profits. This is best explained by comparing the varying profitability of our 'traditional' stores in the table below. The average store size for the group, and the average age, number of stores, and pre-tax earnings data by store size for the fourth quarter of 2013, 2012, and 2011, respectively, were as follows:

Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Earnings Percentage
Three months ended December 31, 2013		Average store sales = $87,798
$0 to $30,000	5.6	258	9.6%	-14.2%
$30,001 to $60,000	8.0	776	28.9%	9.9%
$60,001 to $100,000	10.9	789	29.4%	18.8%
$100,001 to $150,000	12.8	414	15.4%	23.4%
Over $150,000	15.6	317	11.8%	26.1%
Strategic Account/Overseas Stores		133	4.9%
Company Total		2,687	100.0%	19.3%

Three months ended December 31, 2012		Average store sales = $83,098
$0 to $30,000	4.7	304	11.5%	-14.4%
$30,001 to $60,000	7.6	830	31.3%	12.2%
$60,001 to $100,000	10.0	759	28.6%	21.3%
$100,001 to $150,000	12.9	375	14.1%	26.0%
Over $150,000	14.9	272	10.3%	28.8%
Strategic Account/Overseas Stores		112	4.2%
Company Total		2,652	100.0%	20.9%

Three months ended December 31, 2011		Average store sales = $78,781
$0 to $30,000	3.8	353	13.7%	-13.7%
$30,001 to $60,000	7.2	882	34.1%	11.7%
$60,001 to $100,000	9.4	680	26.3%	21.3%
$100,001 to $150,000	12.0	352	13.6%	25.9%
Over $150,000	15.1	227	8.8%	27.4%
Strategic Account/Overseas Stores		91	3.5%
Company Total		2,585	100.0%	20.2%
Note – Amounts may not foot due to rounding difference.
When we originally announced the 'pathway to profit' strategy in 2007, our goal was to increase our pre-tax earnings, as a percentage of sales, from 18% to 23%. This goal was to be accomplished by slowly moving the mix from the first three categories ($0 to $30,000, $30,001 to $60,000, and $60,001 to $100,000, these groups represented 76.5% of our store base in the first three months of 2007, the last quarter before we announced the 'pathway to profit') to the last three categories ($60,001 to $100,000, $100,001 to $150,000, and over $150,000, these groups represented 56.6% of our store base in the fourth quarter of 2013) and by increasing the average store sales from $71,600 (in the first three months of 2007) to approximately $125,000 per month. The weak economic environment in 2009 caused our average store size to decrease, and consequently lowered our level of profitability; however, we never lost sight of the simple 'economic math' of our business, and our ability to grow the level of profitability long-term. In the aftermath of 2009, we grew the average store size, we improved our gross profit, and we structurally lowered our operating expenses. The improvement in the latter two allowed us to amplify the 'pathway to profit' and effectively lowered the average store size required to hit our 23% goal. Today we believe we can accomplish our 'pathway to profit' goal with average store sales of approximately $100,000 to $110,000 per month.
Note – Dollar amounts in this section are presented in whole dollars, not thousands.

Store Count and Full-Time Equivalent (FTE) Headcount – The table that follows highlights certain impacts on our business of the 'pathway to profit' since its introduction in 2007.  Under the 'pathway to profit' we increased both our store count and our store FTE headcount during 2007 and 2008. However, the rate of increase in store locations slowed and our FTE headcount for all types of personnel was reduced when the economy weakened late in 2008. In the table that follows, we refer to our 'store' net sales, locations, and personnel. When we discuss 'store' net sales, locations, and personnel, we are referring to (1) 'Fastenal' stores and (2) strategic account stores. 'Fastenal' stores are either a 'traditional' store, the typical format in the United States or Canada, or an 'overseas' store, which is the typical format outside the United States and Canada. This is discussed in greater detail earlier in this report. Strategic account stores are stores that are focused on selling to a group of large customers in a limited geographic market. The sales, outside of our 'store' group, relate to either (1) our in-plant locations, (2) the portion of our internally manufactured product that is sold directly to a customer and not through a store (including our Holo-Krome® business acquired in December 2009), or (3) our direct import business.
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

	Q1 2007	Q3 2008	Q4 2012	Q1 2013	Q2 2013	Q3 2013	Q4 2013

Total net sales reported	$489,157	$625,037	$757,235	$806,326	$847,596	$858,424	$813,760
Less: non-store sales (approximate)	40,891	57,267	95,951	101,624	109,300	108,427	105,499
Store net sales (approximate)	$448,266	$567,770	$661,284	$704,702	$738,296	$749,997	$708,261
% change since Q1 2007		26.7%	47.5%	57.2%	64.7%	67.3%	58.0%
% change (twelve months)		17.5%	8.2%	4.2%	4.6%	6.8%	7.1%

Percentage of sales through a store	92%	91%	87%	87%	87%	87%	87%

Average monthly sales per store	$72	$82	$83	$88	$92	$93	$88
(using ending store count)
% change since Q1 2007		13.9%	15.3%	22.2%	27.8%	29.2%	22.2%
% change (twelve months)		9.3%	5.1%	2.3%	3.4%	5.7%	6.0%

Company pre-tax earnings	18.1%	18.8%	20.9%	21.7%	22.7%	22.0%	19.3%

	Q1 2007	Q3 2008	Q4 2012	Q1 2013	Q2 2013	Q3 2013	Q4 2013

Store locations - quarter end count	2,073	2,300	2,652	2,660	2,677	2,686	2,687
% change since Q1 2007		11.0%	27.9%	28.3%	29.1%	29.6%	29.6%
% change (twelve months)		7.2%	2.6%	1.9%	1.6%	1.4%	1.3%

Store personnel - absolute headcount	6,849	9,123	10,347	10,108	10,160	10,607	11,261
% change since Q1 2007		33.2%	51.1%	47.6%	48.3%	54.9%	64.4%
% change (twelve months)		17.9%	0.2%	-3.6%	-4.5%	0.0%	8.8%

Store personnel - FTE	6,383	8,280	9,035	8,875	8,943	9,350	9,771
Non-store selling personnel - FTE	616	599	1,070	1,121	1,174	1,190	1,214
Subtotal of all sales personnel - FTE	6,999	8,879	10,105	9,996	10,117	10,540	10,985

Distribution personnel-FTE	1,646	1,904	1,872	1,819	1,867	1,986	2,040
Manufacturing personnel - FTE [1]	316	340	544	565	572	570	581
Administrative personnel-FTE	767	805	811	832	857	867	876
Subtotal of non-sales personnel - FTE	2,729	3,049	3,227	3,216	3,296	3,423	3,497

Total - average FTE headcount	9,728	11,928	13,332	13,212	13,413	13,963	14,482

% change since Q1 2007
Store personnel - FTE		29.7%	41.5%	39.0%	40.1%	46.5%	53.1%
Non-store selling personnel - FTE		-2.8%	73.7%	82.0%	90.6%	93.2%	97.1%
Subtotal of all sales personnel - FTE		26.9%	44.4%	42.8%	44.5%	50.6%	57.0%

Distribution personnel-FTE		15.7%	13.7%	10.5%	13.4%	20.7%	23.9%
Manufacturing personnel-FTE [1]		7.6%	72.2%	78.8%	81.0%	80.4%	83.9%
Administrative personnel-FTE		5.0%	5.7%	8.5%	11.7%	13.0%	14.2%
Subtotal of non-sales personnel - FTE		11.7%	18.2%	17.8%	20.8%	25.4%	28.1%

Total - average FTE headcount		22.6%	37.0%	35.8%	37.9%	43.5%	48.9%

% change (twelve months)
Store personnel - FTE		15.2%	4.0%	-0.3%	-0.2%	1.1%	8.1%
Non-store selling personnel - FTE		-2.4%	12.3%	12.3%	11.4%	11.6%	13.5%
Subtotal of all sales personnel - FTE		13.8%	4.9%	1.0%	-0.6%	2.2%	8.7%

Distribution personnel-FTE		6.0%	2.9%	0.2%	-0.7%	5.2%	9.0%
Manufacturing personnel - FTE [1]		1.8%	5.4%	7.2%	5.0%	4.8%	6.8%
Administrative personnel - FTE		7.9%	1.9%	4.5%	7.9%	7.3%	8.0%
Subtotal of non-sales personnel - FTE		6.0%	3.0%	2.5%	2.4%	5.7%	8.4%

Total - average FTE headcount		11.7%	4.4%	1.4%	0.1%	3.1%	8.6%

[1]	The manufacturing headcount was impacted by the addition of 92 employees with the acquisition of Holo-Krome® in December 2009.

STATEMENT OF EARNINGS INFORMATION (percentage of net sales) for the periods ended December 31:

	Twelve-month Period
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Gross profit	51.7%	51.5%	51.8%
Operating and administrative expenses	30.3%	30.0%	31.1%
(Gain) loss on sale of property and equipment	0.0%	0.0%	0.0%
Operating income	21.4%	21.5%	20.8%
Net interest income	0.0%	0.0%	0.0%
Earnings before income taxes	21.5%	21.5%	20.8%
Note – Amounts may not foot due to rounding difference.
Gross profit – percentage for 2013 increased from 2012.
The gross profit percentage in the first, second, third, and fourth quarters was as follows:

	Q1	Q2	Q3	Q4
2013	52.3%	52.2%	51.7%	50.6%
2012	51.3%	51.6%	51.6%	51.6%
2011	52.0%	52.2%	51.9%	51.2%
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
We believe a normal gross profit percentage range for our business is 51% to 53%. This is based on our current mix of products, geographies, end markets, and end market uses (such as industrial production business versus maintenance business). The following narrative may be more detail than you want; however, we believe it is an important recap to understanding the dynamics surrounding our gross profit patterns. Our business operated below our expected gross profit range at the end of 2009, and expanded into the low end of this range during 2010. In the second quarter of 2010, we moved into the middle of the range as the three components of gross profit improved, the contribution being split fairly evenly between the three components. We remained in the middle of the range until the fourth quarter of 2011. In the fourth quarter of 2011, our gross profit felt pressure and dropped to the lower end of the range. This drop was primarily due to changes in our transactional profit (primarily due to changes in product and customer mix), lower vendor incentive gross profit, and lower freight utilization. The latter two items created half of the gross profit drop and are more of a seasonal issue. In the first quarter of 2012, our gross profit improved nominally over the previous quarter. This was primarily caused by the seasonal improvement of vendor volume allowances as rising fuel prices offset our improvements in freight utilization. In the second, third, and fourth quarters of 2012, our gross profit improved when compared to the first quarter. Most of this improvement related to improvements in our transactional gross profit. The improvement was partially offset by the weakening of our selling prices in certain foreign markets due to changes in the exchange rate. One item of note, in the fourth quarter of 2012 we experienced a drop off in the freight component of our gross profit due to lower freight utilization, a typical pattern due to the seasonal drop off in business; this gross profit decline was offset by an improvement in the remaining portion of our transactional gross profit that centers on product transactional cost and customer pricing.
The first two quarters of 2013 experienced a strong improvement in gross profit. A piece of this related to the seasonal impact of improving freight utilization, but this improvement was constrained due to the weak sales growth. The real driver of improvement related to our store personnel, armed with our newly implemented price guidance system, exercising great judgment about pricing their product. During the third quarter of 2013, we experienced a sequential (second to third quarter) decline in our gross profit. Most of this decline was in the transactional profit (about 85% of the change); with the balance in the supplier incentive gross profit. The decline in our supplier incentive gross profit was due to our continued pattern of weak sales growth. Within the transaction component, product mix stood out as the most identifiable portion (this was about 40% of the total drop, and reflects the continued weakness in our fastener growth and the strength in the growth in safety products - fasteners carry a higher gross profit, safety products don't). The remaining portion of the transactional decline was split across a number of causes, the result of a very competitive landscape and our competitive nature. Beginning in the third quarter, we had placed a greater emphasis on expanding the headcount at our store locations, putting more emphasis on shorter cycle sales efforts, and moving the needle on top line growth. This impacted our gross profit in the short term; however, we think this approach is the correct long-term move as it reinforces our trust in our store personnel and our desire to grow our business long-term, but it does make for a bumpier ride. In the fourth quarter of 2013, we experienced another sequential (third to fourth quarter) decline in gross profit. Similar to prior years, we lost some gross profit due to a seasonal drop in freight utilization and in supplier incentive gross profit. This represented about 30% of the drop and is expected to recover in the new year as volume increases (seasonality) and incentive programs reset (typically calendar based). The remaining drop relates to factors noted in the third quarter. We believe our expected gross profit range (51% to 53%) is still reasonable for 2014.
Operating and administrative expenses - as a percentage of sales were essentially unchanged from 2012 to 2013.
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
The three largest components of operating and administrative expenses grew as follows for the periods ended December 31 (compared to the comparable periods in the preceding year):

	Twelve-month Period
	2013	2012	2011
Employee related expenses	4.6%	10.1%	19.7%
Occupancy related expenses	11.2%	4.8%	7.4%
Selling transportation costs	0.8%	10.1%	26.5%
Employee related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. Performance bonuses (other than those related to our vending business) were down in 2013; however, this decrease was offset by increases related to the following factors: (1) average employee headcount, measured on a full-time equivalent basis grew 8.6% from the fourth quarter of 2012 to the fourth quarter of 2013, (2) sales commissions grew in 2013 due to the static gross profit combined with sales growth, (3) our industrial vending bonuses grew in the first quarter and the twelve month period, although they contracted in the second, third and fourth quarters due to changes in the pace of the vending rollout, (4) our profit sharing contribution grew, and (5) our health care costs grew. The increase in 2012 was driven by the following factors: (1) average employee headcount, measured on a full-time equivalent basis grew 4.4% from the fourth quarter of 2011 to the fourth quarter of 2012, (2) sales commissions grew, (3) bonus amounts related to our growth drivers grew (this includes items such as industrial vending bonuses and manager minimum pay adjustments), and (4) our profit sharing contribution grew.
Occupancy related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our stores and distribution locations, and (4) FAST Solutions® (industrial vending) equipment (we consider the vending equipment to be a logical extension of our store operation and classify the expense as occupancy). The increase in 2013 was driven by (1) a dramatic increase in the amount of FAST Solutions® (industrial vending) equipment as discussed earlier in this document, (2) an increase in building utility cost, (3) a nominal increase in the number of store locations, and (4) an increased investment in our distribution infrastructure over the last several years. In 2013, the industrial vending component represented approximately 60% of the increase, with the balance related to our distribution automation/expansion and changes to utilities and external rent. Almost all of our occupancy increase in 2012 related to the increase in the amount of FAST Solutions® (industrial vending) equipment, as our energy savings offset most of the increase relating to items (3) and (4). The energy savings were driven by our efforts to lower energy consumption, a mild winter, and a drop in natural gas prices during the heating season.
Our selling transportation costs consist primarily of our store fleet as most of the distribution fleet costs are included in the cost of sales. Selling transportation costs included in operating and administrative expenses were essentially flat in 2013, when compared to 2012. This was helped by stronger sales patterns related to our used store truck fleet, which lowered our vehicle ownership costs. The increase in 2012 was primarily related to the increase in per gallon fuel costs discussed below and the expansion of our fleet related to additions to our non-store sales personnel, particularly FAST Solutions® (industrial vending) vehicles.

The last several years have seen meaningful swings in the cost of diesel fuel and gasoline – During the first, second, third, and fourth quarters of 2013, our total vehicle fuel costs were approximately $10.6, $10.6, $11.2, and $9.6 million, respectively. During the first, second, third, and fourth quarters of 2012, our total vehicle fuel costs were approximately $10.6, $10.8, $10.8, and $10.3 million, respectively. The changes resulted from variations in fuel costs, variations in the service levels provided to our stores from our distribution centers, changes in the number of vehicles at our store locations, and changes in the number of other sales centered vehicles as a result of store openings and the expansion of our non-store sales force. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of sales and the fuel utilized in our store delivery and other sales centered vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50:50 between distribution and store and other sales centered use).
The average per gallon fuel costs (in actual dollars) and the percentage change (on a year-over-year basis) for the last three years was as follows:

Per Gallon Average Price	Q1	Q2	Q3	Q4	Annual Average[1]

2013 price
Diesel fuel	$4.02	3.90	3.90	3.88	3.93
Gasoline	$3.51	3.60	3.56	3.30	3.49

2012 price
Diesel fuel	$3.92	3.98	3.88	4.05	3.96
Gasoline	$3.53	3.73	3.61	3.53	3.60

2011 price
Diesel fuel	$3.60	4.04	3.90	3.87	3.85
Gasoline	$3.22	3.78	3.62	3.37	3.50

Per Gallon Price Change	Q1	Q2	Q3	Q4	Annual[1]

2013 change
Diesel fuel	2.6%	-2.0%	0.5%	-4.2%	-0.8%
Gasoline	-0.6%	-3.5%	-1.4%	-6.5%	-3.1%

2012 change
Diesel fuel	8.9%	-1.5%	-0.5%	4.7%	2.9%
Gasoline	9.6%	-1.3%	-0.3%	4.7%	2.9%

[1]	Average of the four quarterly figures contained in the table.
Income taxes – Income taxes, as a percentage of earnings before income taxes, were approximately 37.1% and 37.6% for 2013 and 2012, respectively.  As our international business and profits grow over time, the lower income tax rates in those jurisdictions, relative to the United States, have begun to lower our effective tax rate.

Net Earnings – Net earnings, net earnings per share (EPS), percentage change in net earnings, and the percentage change in EPS, were as follows:

Dollar Amounts	2013	2012	2011
Net earnings	$448,636	420,536	357,929
Basic EPS	1.51	1.42	1.21
Diluted EPS	1.51	1.42	1.21
Percentage Change	2013	2012	2011
Net earnings	6.7%	17.5%	34.9%
Basic EPS	6.3%	17.4%	34.4%
Diluted EPS	6.3%	17.4%	34.4%
During 2013, the net earnings increase was greater than that of sales primarily due to the expansion of gross profit realized and a slightly lower income tax rate. During 2012, the net earnings increase was greater than that of sales primarily due to the effective management of operating expenses and a slightly lower income tax rate. During 2011, the net earnings increase was greater than that of sales primarily due to the effective management of operating expenses and a slightly lower income tax rate.

Operational Working Capital – Operational working capital, which we define as accounts receivable, net, and inventories, are highlighted below. The annual dollar change and the annual percentage change were as follows:

Dollar change	2013	2012
Accounts receivable, net	$42,172	33,565
Inventories	68,685	69,231
Operational working capital	$110,857	102,796
Annual percentage change	2013	2012
Accounts receivable, net	11.3%	9.9%
Inventories	9.6%	10.7%
Operational working capital	10.2%	10.4%
The growth in accounts receivable noted above was driven by our sales growth in the final two months of the period. The strong growth in recent years with our international business and of our large customer accounts has created some difficulty with managing the growth of accounts receivable relative to the growth in sales.
Our growth in inventory balances over time does not have as direct a relationship to our monthly sales patterns as does our growth in accounts receivable. This is impacted by other aspects of our business. For example, the dramatic economic slowdown in late 2008 and early 2009 caused our inventory to spike. This occurred because the lead time for inventory procurement is typically longer than the visibility we have into future monthly sales patterns. Over the last decade, we increased our relative inventory levels due to the following: (1) new store openings, (2) expanded stocking breadth at our distributions centers (for example, our master stocking hub in Indianapolis expanded its product breadth over six fold from 2005 to 2011), (3) expanded direct sourcing, (4) expanded exclusive brands (private label), (5) expanded industrial vending solutions, (6) national accounts growth, (7) international growth, and (8) expanded stocking breadth at individual stores. Items (1) through (7) created most of our inventory growth in both 2013 and 2012, while item (8) contributed to our inventory growth in 2012.

As we indicated in earlier communications, our goal is to target a ratio of annual sales to accounts receivable and inventory (Annual Sales: AR&I) of approximately a 3.0:1 ratio. On December 31, 2013 and 2012, we had a ratio of 2.8:1 and 2.9:1, respectively.
Liquidity and Capital Resources
Net cash provided by operating activities — Net cash provided by operating activities in dollars and as a percentage of net earnings were as follows:

	2013	2012	2011
Net cash provided	$416,120	396,292	268,489
% of net earnings	92.8%	94.2%	75.0%
The increases in the net cash provided in each of the three years was primarily due to increases in earnings. The lower percentage of the earnings figure in 2011 was primarily due to increases in inventory necessary to support our industrial vending and metalworking initiatives.
The approximate percentage mix of inventory stocked at our stores versus our distribution center locations was as follows at year end:

	2013	2012	2011
Store	58%	56%	56%
Distribution center	42%	44%	44%
Total	100%	100%	100%
New stores open with the standard store model, which consists of a core stocking level of approximately $50 thousand per location. This inventory level grows as the level of business in a store grows.
Net cash used in investing activities — Net cash used in investing activities in dollars and as a percentage of net earnings were as follows:

	2013	2012	2011
Net cash used	$201,792	107,204	112,223
% of net earnings	45.0%	25.5%	31.4%

The changes in net cash used was primarily related to changes in our net capital expenditures as discussed below. The 2012 figure was partially offset by the liquidation of marketable securities late in the year to help fund our supplemental dividend payment.

Net property and equipment expenditures in dollars and as a percentage of net earnings were as follows:

	2013	2012	2011
Net capital expenditures	$201,550	133,882	116,489
% of net earnings	44.9%	31.8%	32.5%
The net capital expenditures increased over the three years. The increases were primarily caused by the dramatic increase in the number of FAST Solutions® (industrial vending) machines deployed in our business.
Property and equipment expenditures in 2013, 2012, and 2011 consist of: (1) purchase of software and hardware for Fastenal’s information processing systems, (2) addition of certain pickup trucks, (3) purchase of signage, shelving, and other fixed assets related to store openings, (4) addition of manufacturing and warehouse equipment, (5) expansion or improvement of certain owned or leased store properties, (6) expansion of Fastenal’s distribution/trucking fleet, (7) purchases related to FAST Solutions® (industrial vending), which primarily consists of automated vending equipment (2013, 2012, and 2011), and the construction of a new centralized distribution facility (2013), and (8) cost related to the expansion of our distribution centers in Winona, Minnesota (2012 and 2011), Akron, Ohio (2013), Atlanta, Georgia (2013), Scranton, Pennsylvania (2013), Kitchener, Ontario, Canada (2013), and Indianapolis, Indiana (2013). Disposals of property and equipment consist of the planned disposition of certain pick-up trucks, semi-tractors, and trailers in the normal course of business, and the disposition of real estate relating to several store locations.
Set forth below is an estimate of our 2014 net capital expenditures and a recap of our 2013, 2012, and 2011 net capital expenditures.

	2014	2013	2012	2011
Net Capital Expenditures	(Estimate)	(Actual)	(Actual)	(Actual)
Manufacturing, warehouse and packaging equipment, industrial vending equipment, and facilities	$147,000	164,940	105,278	83,607
Shelving and related supplies for store openings and for product expansion at existing stores	3,400	6,354	5,240	5,259
Data processing software and equipment	16,500	12,652	11,102	12,036
Real estate and improvements to store locations	4,500	9,603	6,014	5,157
Vehicles	13,900	12,991	10,772	13,984
Proceeds from sale of property and equipment	(4,600)	(4,990)	(4,524)	(3,554)
	$180,700	201,550	133,882	116,489
We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and from our borrowing capacity. Because of the considerable cash requirements expected in 2013, 2014, and 2015 for expanding our FAST Solutions® (industrial vending) and increasing the use of automation in our distribution centers, together with the large dividend payout late in 2012, we established a $125,000 unsecured credit facility in December 2012. During the first, second, third, and fourth quarters of 2013 we borrowed up to $20,000, $10,000, $70,000, and $75,000, respectively, under this facility. All amounts were repaid at the end of each quarter. As of year end, we had no material outstanding commitments for capital expenditures. In addition, as we enter 2014, we also expect to open new stores in the United States, and continue opening additional stores in our foreign markets.

We have future commitments for facilities and equipment and for vehicles at year end. The facility and vehicle amounts primarily consist of future payments under operating leases. The expected future cash obligations related to the commitments are as follows:

	Total	2014	2015 & 2016	2017 & 2018	After 2018
Facilities and equipment	$225,115	89,289	106,357	29,469	—
Vehicles	35,792	20,263	15,529	—	—
Total	$260,907	109,552	121,886	29,469	—
Net Cash Used in Financing Activities – Net cash used in financing activities in dollars and as a percentage of net earnings were as follows:

	2013	2012	2011
Net cash used	$234,443	327,513	181,819
% of net earnings	52.3%	77.9%	50.8%
The fluctuations are due to changes in the level of our dividend payments and in the level of stock purchases. These amounts were partially offset by the exercise of stock options by our employees and the related tax impact. These items in dollars and as a percentage of earnings were as follows:

	2013	2012	2011
Dividends	$237,456	367,306	191,741
% of net earnings	52.9%	87.3%	53.6%

Stock purchases	9,080	—	—
% of net earnings	2.0%	—%	—%

Total returned to shareholders	$246,536	367,306	191,741
% of net earnings	54.9%	87.3%	53.6%

Proceeds from the exercise of stock options, plus the excess tax benefits of stock options	$(12,093)	$(39,793)	(9,922)
% of net earnings	(2.6)%	(9.4)%	(2.8)%

Net impact to cash used	$234,443	327,513	181,819
% of net earnings	52.3%	77.9%	50.8%
Stock Purchases— During 2013, we purchased 200,000 shares of our common stock at an average price of approximately $45.40 per share. We did not purchase any stock in 2012 or 2011. As of February 6, 2014, we have authority from our board of directors to purchase up to 1,600,000 shares of our common stock.
Dividends — We declared a dividend of $0.25 per share on January 14, 2014. We paid aggregate annual dividends per share of $0.80, $1.24, and $0.65 in 2013, 2012, and 2011, respectively.
Line of Credit — A description of our credit facility is contained in Note 10 of the 'Notes to Consolidated Financial Statements'. The description of our credit facility in Note 10 is incorporated herein by reference.
Effects of Inflation— In total, we experienced minimal price changes in 2013 and 2012. At the product level, we experienced some deflation in our fastener products and limited to slight inflation in our non-fastener products in 2013.

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
Geographic Information
Information regarding our revenues and long-lived assets by geographic area is contained in Note 8 of the ‘Notes to Consolidated Financial Statements’. The description of our revenues and long-lived assets by geographic area in Note 8 is incorporated herein by reference. Risks related to our foreign operations are described earlier in this Form 10-K under the heading ‘Certain Risks and Uncertainties’ and ‘Item 1A. Risk Factors’.

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

(2)
Commodity Steel Pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. During the last several decades, there has been nominal movement in overall steel pricing, with some deflation occurring in the wake of the economic crisis of the Far East markets that occurred in the late 1990’s. This trend reversed to inflation in the period from late 2003 to the early part of 2005 and again from mid 2007 to the fall of 2008. In the first half of 2009, we noted meaningful deflation. In 2010, we noted minimal price changes except for stainless steel which did inflate. Stainless steel products represent approximately 5% of our business. In 2011 and 2012 we noted nominal price increases while pricing has been flat to nominally down in 2013. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.

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

(4)
Interest Rates - We have a credit facility totaling $125,000 which expires December 13, 2015. This facility includes a $40,000 letter of credit subfacility. Loans under the facility bear interest at a rate per annum equal to LIBOR plus 0.875%, we pay a commitment fee of 0.10% to 0.125% per annum (depending on usage) on the unused portion of the facility, and we pay a fee of 0.875% per annum on the undrawn amount of outstanding letters of credit and, subject to certain exceptions, an issuance fee of 0.075% of the face amount of the outstanding letters of credit. During the year ended December 31, 2013, we received loan advances under the credit facility and repaid all advances during the year. On December 31, 2013, there were undrawn letters of credit outstanding under the letter of credit subfacility, with a face amount of $34,415. We do not believe our operations are currently subject to significant market risk for interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Fastenal Company:
We have audited the accompanying consolidated balance sheets of Fastenal Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the table of contents at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Fastenal Company’s management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fastenal Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Furthermore, in our opinion, Fastenal Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    KPMG LLP
Minneapolis, Minnesota
February 6, 2014

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands except share information)

	December 31
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$58,506	79,611
Marketable securities	451	354
Trade accounts receivable, net of allowance for doubtful accounts of $9,248 and $6,728, respectively	414,331	372,159
Inventories	784,068	715,383
Deferred income tax assets	18,248	14,420
Prepaid income taxes	24,869	7,368
Other current assets	107,988	97,361
Total current assets	1,408,461	1,286,656
Property and equipment, less accumulated depreciation	654,850	516,427
Other assets, net	12,473	12,749
Total assets	$2,075,784	1,815,832
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,253	78,019
Accrued expenses	148,579	126,155
Total current liabilities	239,832	204,174
Deferred income tax liabilities	63,255	51,298
Commitments and contingencies (notes 5, 9, and 10)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 400,000,000 shares authorized, 296,753,544 and 296,564,382 shares issued and outstanding, respectively	2,968	2,966
Additional paid-in capital	69,847	61,436
Retained earnings	1,688,781	1,477,601
Accumulated other comprehensive income	11,101	18,357
Total stockholders’ equity	1,772,697	1,560,360
Total liabilities and stockholders’ equity	$2,075,784	1,815,832
See accompanying notes to consolidated financial statements

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Amounts in thousands except earnings per share)
For the year ended December 31,

	2013	2012	2011
Net sales	$3,326,106	3,133,577	2,766,859
Cost of sales	1,606,661	1,519,053	1,332,687
Gross profit	1,719,445	1,614,524	1,434,172
Operating and administrative expenses	1,007,431	941,236	859,369
(Gain) loss on sale of property and equipment	(643)	(403)	194
Operating income	712,657	673,691	574,609
Interest income	924	464	472
Interest expense	(113)	—	—
Earnings before income taxes	713,468	674,155	575,081
Income tax expense	264,832	253,619	217,152
Net earnings	$448,636	420,536	357,929
Basic net earnings per share	$1.51	1.42	1.21
Diluted net earnings per share	$1.51	1.42	1.21
Basic weighted average shares outstanding	296,754	296,089	295,054
Diluted weighted average shares outstanding	297,684	297,151	295,869
See accompanying notes to consolidated financial statements

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Amounts in thousands)
For the year ended December 31,

	2013	2012	2011
Net earnings	$448,636	420,536	357,929
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0 in 2013, 2012, and 2011)	(7,354)	3,522	(3,791)
Change in marketable securities (net of tax of $0 in 2013, 2012, and 2011)	98	39	95
Comprehensive income	$441,380	424,097	354,233
See accompanying notes to consolidated financial statements

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2010	294,861	$2,948	2,889	1,258,183	18,492	1,282,512
Dividends paid in cash	—	—	—	(191,741)	—	(191,741)
Stock options exercised	397	5	8,934	—	—	8,939
Stock-based compensation	—	—	4,050	—	—	4,050
Excess tax benefits from stock-based compensation	—	—	983	—	—	983
Net earnings	—	—	—	357,929	—	357,929
Other comprehensive income (loss)	—	—	—	—	(3,696)	(3,696)
Balance as of December 31, 2011	295,258	$2,953	16,856	1,424,371	14,796	1,458,976
Dividends paid in cash	—	—	—	(367,306)	—	(367,306)
Stock options exercised	1,306	13	29,631	—	—	29,644
Stock-based compensation	—	—	4,800	—	—	4,800
Excess tax benefits from stock-based compensation	—	—	10,149	—	—	10,149
Net earnings	—	—	—	420,536	—	420,536
Other comprehensive income (loss)	—	—	—	—	3,561	3,561
Balance as of December 31, 2012	296,564	$2,966	61,436	1,477,601	18,357	1,560,360
Dividends paid in cash	—	—	—	(237,456)	—	(237,456)
Purchases of common stock	(200)	(2)	(9,078)	—	—	(9,080)
Stock options exercised	389	4	9,302	—	—	9,306
Stock-based compensation	—	—	5,400	—	—	5,400
Excess tax benefits from stock-based compensation	—	—	2,787	—	—	2,787
Net earnings	—	—	—	448,636	—	448,636
Other comprehensive income (loss)	—	—	—	—	(7,256)	(7,256)
Balance as of December 31, 2013	296,753	$2,968	69,847	1,688,781	11,101	1,772,697
See accompanying notes to consolidated financial statements

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
For the year ended December 31,

	2013	2012	2011
Cash flows from operating activities:
Net earnings	$448,636	420,536	357,929
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	63,770	53,459	44,113
(Gain) loss on sale of property and equipment	(643)	(403)	194
Bad debt expense	9,421	9,726	9,217
Deferred income taxes	8,129	15,442	15,747
Stock-based compensation	5,400	4,800	4,050
Excess tax benefits from stock-based compensation	(2,787)	(10,149)	—
Amortization of non-compete agreements	421	593	593
Changes in operating assets and liabilities:
Trade accounts receivable	(51,593)	(43,291)	(77,678)
Inventories	(68,685)	(69,231)	(88,783)
Other current assets	(10,627)	(7,528)	(19,294)
Accounts payable	13,234	4,240	13,305
Accrued expenses	22,424	14,193	15,550
Income taxes	(14,714)	704	(3,222)
Other	(6,266)	3,201	(3,232)
Net cash provided by operating activities	416,120	396,292	268,489
Cash flows from investing activities:
Purchases of property and equipment	(206,540)	(138,406)	(120,043)
Proceeds from sale of property and equipment	4,990	4,524	3,554
Net (increase) decrease in marketable securities	(97)	26,811	4,054
(Increase) decrease in other assets	(145)	(133)	212
Net cash used in investing activities	(201,792)	(107,204)	(112,223)
Cash flows from financing activities:
Borrowings under line of credit	260,000	—	—
Payments against line of credit	(260,000)	—	—
Proceeds from exercise of stock options	9,306	29,644	8,939
Excess tax benefits from stock-based compensation	2,787	10,149	983
Purchases of common stock	(9,080)	—	—
Payment of dividends	(237,456)	(367,306)	(191,741)
Net cash used in financing activities	(234,443)	(327,513)	(181,819)

Effect of exchange rate changes on cash	(990)	360	(464)
Net decrease in cash and cash equivalents	(21,105)	(38,065)	(26,017)
Cash and cash equivalents at beginning of year	79,611	117,676	143,693
Cash and cash equivalents at end of year	$58,506	79,611	117,676
Supplemental disclosure of cash flow information:
Cash paid during each year for interest	$113	—	—
Cash paid during each year for income taxes	$270,615	268,357	205,614
See accompanying notes to consolidated financial statements

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Business Overview and Summary of Significant Accounting Policies
Business Overview
Fastenal is a leader in the wholesale distribution of industrial and construction supplies operating a store-based business with approximately 2,700 locations. These locations are primarily in North America.
Principles of Consolidation
The consolidated financial statements include the accounts of Fastenal Company and its subsidiaries (collectively referred to as ‘Fastenal’ or by such terms as ‘we’, ‘our’, or ‘us’). All material intercompany balances and transactions have been eliminated in consolidation.
Revenue Recognition and Accounts Receivable
Net sales include products, services, and freight and handling costs billed, net of any related sales incentives paid to customers and net of an estimate for product returns. We recognize revenue when persuasive evidence of an arrangement exists, title and risk of ownership have passed, the sales price is fixed or determinable, and collectibility is probable. These criteria are met at the time the product is shipped to, or picked up by, the customer. We recognize billings for freight and handling charges at the time the products are shipped to, or picked up by, the customer. We recognize services at the time the service is provided to the customer. We estimate product returns based on historical return rates. Accounts receivable are stated at their estimated net realizable value. The allowance for doubtful accounts is based on an analysis of customer accounts and our historical experience with accounts receivable write-offs. Sales taxes (and value added taxes in foreign jurisdictions) collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales in the accompanying Consolidated Statements of Earnings.
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
Cash and Cash Equivalents
We consider all investments purchased with original maturities of three months or less to be cash equivalents.
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
Marketable securities as of December 31, 2013 and 2012 consist of common stock. We classify our marketable securities as available-for-sale. Available-for-sale securities are recorded at fair value based on current market value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings but are included in comprehensive income and are reported as a separate component of stockholders’ equity until realized, unless a decline in the market value of any available-for-sale security is below cost then the amount is deemed other than temporary and is charged to earnings, resulting in the establishment of a new cost basis for the security.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

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
Leases
We lease space under operating leases for certain distribution centers, stores, and manufacturing locations. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Any such terms are recognized as rent expense over the term of the lease. Further, the leases do not contain contingent rent provisions. Leasehold improvements on operating leases are amortized over their estimated service lives on a straight-line basis. We lease certain semi-tractors and pick-ups under operating leases.
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
Accounting Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
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
Stock-Based Compensation
We estimate the value of stock option grants using a Black-Scholes valuation model. Stock-based compensation expense is recognized on a straight-line basis over the vesting period. Our stock-based compensation expense is recorded in operating and administrative expenses in the Consolidated Statements of Earnings.
We report the benefits of tax deductions in excess of recognized stock-based compensation as cash flows from financing activities, thereby reducing net operating cash flows and increasing net financing cash flows.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

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

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 2. Financial Instruments and Marketable Securities
We follow a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to measurements involving significant unobservable inputs (Level 3). The three levels of the fair value hierarchy and how they are determined are defined earlier in Note 1.
The following table presents the placement in the fair value hierarchy of assets that are measured at fair value on a recurring basis:

December 31, 2013:	Total	Level 1	Level 2	Level 3
Common stock	$451	451	—	—
Total available-for-sale securities	$451	451	—	—

December 31, 2012:	Total	Level 1	Level 2	Level 3
Common stock	$354	354	—	—
Total available-for-sale securities	$354	354	—	—
There were no transfers between levels during 2013 and 2012.
As of December 31, 2013, our financial assets that are measured at fair value on a recurring basis include only common stock.
Marketable securities, all treated as available-for-sale securities, consist of the following:

December 31, 2013:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock	$197	254	—	451
Total available-for-sale securities	$197	254	—	451

December 31, 2012:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock	$197	157	—	354
Total available-for-sale securities	$197	157	—	354
The unrealized gains and losses recorded in accumulated other comprehensive income and the realized gains and losses recorded in earnings were immaterial during the three years reported in these consolidated financial statements.
Future maturities of our available-for-sale securities consist of the following:

	Less than 12 months		Greater than 12 months
December 31, 2013:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Common stock	$197	451	—	—
Total available-for-sale securities	$197	451	—	—

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 3. Long-Lived Assets
Property and equipment
Property and equipment at year end consists of the following:

	Depreciable Life in Years	2013	2012
Land	—	$36,644	31,831
Buildings and improvements	15 to 40	216,852	200,439
Automated storage and retrieval equipment	5 to 30	98,474	69,404
Equipment and shelving	3 to 10	462,224	398,240
Transportation equipment	3 to 5	57,536	52,093
Construction in progress	—	148,172	88,071
		1,019,902	840,078
Less accumulated depreciation		(365,052)	(323,651)
Net property and equipment		$654,850	516,427

Note 4. Accrued Expenses
Accrued expenses at year end consist of the following:

	2013	2012
Payroll and related taxes	$21,960	19,614
Bonuses and commissions	12,502	14,159
Profit sharing contribution	12,211	11,110
Insurance	30,880	25,188
Promotions	18,047	13,581
Sales, real estate, and personal property taxes	47,784	38,562
Vehicle loss reserve and deferred rebates	36	200
Legal reserves	795	531
Other	4,364	3,210
	$148,579	126,155

Note 5. Stockholders’ Equity
Our authorized, issued, and outstanding shares (stated in whole numbers) at year end consist of the following:

	Par Value	2013	2012
Preferred stock	.01/share
Authorized		5,000,000	5,000,000
Shares issued and outstanding		—	—
Common stock	.01/share
Authorized		400,000,000	400,000,000
Shares issued and outstanding		296,753,544	296,564,382
Dividends
On January 14, 2014, our board of directors declared a quarterly dividend of $0.25 per share of common stock to be paid in cash on February 28, 2014 to shareholders of record at the close of business on January 31, 2014. We paid aggregate annual dividends per share of $0.80, $1.24, and $0.65 in 2013, 2012, and 2011, respectively.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Stock Options
The following tables summarize the details of grants made under our stock option plan that are still outstanding, and the assumptions used to value these grants. All options granted were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	December 31, 2013
Date of Grant				Options Outstanding	Options Exercisable
April 16, 2013	205,000	$54.00	$49.25	172,500	—
April 17, 2012	1,235,000	$54.00	$49.01	1,127,500	—
April 19, 2011	410,000	$35.00	$31.78	350,000	25,000
April 20, 2010	530,000	$30.00	$27.13	300,000	—
April 21, 2009	790,000	$27.00	$17.61	413,300	173,300
April 15, 2008	550,000	$27.00	$24.35	206,750	113,000
April 17, 2007	4,380,000	$22.50	$20.15	1,786,580	1,131,080
Total	8,100,000			4,356,630	1,442,380

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
April 16, 2013	0.7%	5.00	1.6%	37.42%	$12.66
April 17, 2012	0.9%	5.00	1.4%	39.25%	$13.69
April 19, 2011	2.1%	5.00	1.6%	39.33%	$11.20
April 20, 2010	2.6%	5.00	1.5%	39.10%	$8.14
April 21, 2009	1.9%	5.00	1.0%	38.80%	$3.64
April 15, 2008	2.7%	5.00	1.0%	30.93%	$7.75
April 17, 2007	4.6%	4.85	1.0%	31.59%	$5.63
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
A summary of the activity under our stock option plan is as follows:

	Options Outstanding	Exercise Price[1]	Remaining Life[2]
Outstanding as of January 1, 2013	4,835,792	$32.51	5.40
Granted	205,000	$54.00	8.41
Exercised	(389,162)	$23.91
Cancelled/forfeited	(295,000)	$35.89
Outstanding as of December 31, 2013	4,356,630	$34.06	4.66
Exercisable as of December 31, 2013	1,442,380	$23.61	2.74

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

	Options Outstanding	Exercise Price[1]	Remaining Life[2]
Outstanding as of January 1, 2012	5,132,750	$24.92	4.72
Granted	1,235,000	$54.00	8.41
Exercised	(1,305,708)	22.70
Cancelled/forfeited	(226,250)	$34.12
Outstanding as of December 31, 2012	4,835,792	$32.51	5.40
Exercisable as of December 31, 2012	1,168,792	$22.95	3.45

[1]	Weighted-average exercise price

[2]	Weighted-average remaining contractual life in years
The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012, and 2011 was $9,925, $34,424, and $4,977, respectively. The intrinsic value represents the difference between the exercise price and fair value of the underlying shares at a specified date.
At December 31, 2013, there was $15,976 of total unrecognized compensation cost related to unvested stock options granted under the plan. The cost is expected to be recognized over a weighted average period of 4.21 years. The total grant date fair value of options vested under our stock option plan during 2013, 2012, and 2011 was $3,508, $3,866, and $9,168, respectively.
Total stock-based compensation expense related to our stock option plan was $5,400, $4,800, and $4,050 for 2013, 2012, and 2011, respectively.
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive:

Reconciliation	2013	2012	2011
Basic-weighted average shares outstanding	296,754,160	296,089,348	295,053,790
Weighted shares assumed upon exercise of stock options	929,428	1,061,602	814,936
Diluted-weighted average shares outstanding	297,683,588	297,150,950	295,868,726

Summary of Anti-dilutive Options Excluded	2013	2012	2011
Options to purchase shares of common stock	1,273,527	847,254	704,384
Weighted-average exercise prices of options	$54.00	54.00	32.05
Any dilutive impact summarized above would relate to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive option securities then outstanding.

Note 6. Retirement Savings Plan
The Fastenal Company and Subsidiaries 401(k) and Employee Stock Ownership Plan covers all of our employees in the United States. Our employees in Canada may participate in a Registered Retirement Savings Plan. The general purpose of both of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. In addition to the contributions of our employees, we make a profit sharing contribution on an annual basis based on an established formula. Our contribution under this profit sharing formula was approximately $12,211, $11,110 and $7,717 for 2013, 2012, and 2011, respectively.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 7. Income Taxes
Earnings before income taxes were derived from the following sources:

	2013	2012	2011
Domestic	$697,062	649,098	545,527
Foreign	16,406	25,057	29,554
	$713,468	674,155	575,081
Components of income tax expense (benefit) are as follows:

2013 :	Current	Deferred	Total
Federal	$220,588	8,547	229,135
State	29,073	527	29,600
Foreign	7,487	(1,390)	6,097
	$257,148	7,684	264,832

2012 :	Current	Deferred	Total
Federal	$202,095	14,742	216,837
State	27,586	981	28,567
Foreign	8,476	(261)	8,215
	$238,157	15,462	253,619

2011 :	Current	Deferred	Total
Federal	$164,125	17,343	181,468
State	28,669	(244)	28,425
Foreign	8,683	(1,424)	7,259
	$201,477	15,675	217,152
Income tax expense in the accompanying consolidated financial statements differs from the expected expense as follows:

	2013	2012	2011
Federal income tax expense at the ‘expected’ rate of 35%	$249,714	235,954	201,278
Increase (decrease) attributed to:
State income taxes, net of federal benefit	17,150	19,565	18,210
State tax matters	(467)	884	737
Other, net	(1,565)	(2,784)	(3,073)
Total income tax expense	$264,832	253,619	217,152

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at year end are as follows:

	2013	2012
Deferred income tax assets (liabilities):
Inventory costing and valuation methods	$3,834	4,045
Allowance for doubtful accounts receivable	3,586	2,618
Insurance claims payable	10,594	7,825
Promotions payable	1,240	945
Accrued legal reserves	309	207
Stock-based compensation	5,974	4,715
Federal and state benefit of uncertain tax positions	1,158	1,871
Foreign net operating loss and credit carryforwards	5,089	3,309
Foreign valuation allowances	(2,819)	(2,090)
Other, net	(1,482)	(952)
Total deferred income tax assets	27,483	22,493
Property and equipment	(72,490)	(59,371)
Total deferred income tax liabilities	(72,490)	(59,371)
Net deferred income tax assets (liabilities)	$(45,007)	(36,878)
A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows:

	2013	2012
Balance at start of year:	$5,331	4,653
Increase related to prior year tax positions	37	172
Decrease related to prior year tax positions	(1,695)	(1,025)
Increase related to current year tax positions	1,058	2,170
Decrease related to statute of limitation lapses	—	—
Settlements	(1,449)	(639)
Balance at end of year:	$3,282	5,331
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
In general, it is our practice and intention to reinvest the earnings of our foreign subsidiaries into our foreign operations. As of December 31, 2013, we have not made a provision for United States income taxes or for additional foreign withholding taxes on approximately $85,000 of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to United States taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred income tax liabilities related to investments in these foreign subsidiaries.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 8. Geographic Information
Our revenues and long-lived assets relate to the following geographic areas:

Revenues	2013	2012	2011
United States	$2,951,673	2,798,124	2,474,805
Canada	227,756	218,570	198,592
Other foreign countries	146,677	116,883	93,462
	$3,326,106	3,133,577	2,766,859

Long-Lived Assets	2013	2012	2011
United States	$632,783	495,609	426,329
Canada	22,572	15,954	11,105
Other foreign countries	11,968	17,613	11,376
	$667,323	529,176	448,810
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

Note 9. Operating Leases
We lease space under non-cancelable operating leases for several distribution centers, several manufacturing locations, and certain store locations with initial terms of one to 60 months. Most store locations have initial lease terms of 36 to 48 months. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Any such terms are recognized as rent expense over the term of the lease. Further, the leases do not contain contingent rent provisions. Leasehold improvements, with a net book value of $1,827 at December 31, 2013, on operating leases are amortized over a 36-month period. We lease certain semi-tractors and pick-ups under operating leases. The semi-tractor leases typically have a 36-month term. The pick-up leases typically have a non-cancelable lease term of approximately one year, with renewal options for up to 72-months. Our average lease term for pick-ups is typically for 28 to 36 months. Future minimum annual rentals for the leased facilities and the leased vehicles are as follows:

	Leased Facilities	Leased Vehicles	Total
2014	$89,289	20,263	109,552
2015	65,242	10,796	76,038
2016	41,115	4,733	45,848
2017	20,575	—	20,575
2018	8,894	—	8,894
2019 and thereafter	—	—	—
	$225,115	35,792	260,907

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Rent expense under all operating leases was as follows:

	Leased Facilities	Leased Vehicles	Total
2013	$99,483	32,907	132,390
2012	$96,540	29,039	125,579
2011	$95,808	23,866	119,674
Certain operating leases for vehicles contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $44,720. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote, except for a $36 loss on disposal reserve provided at December 31, 2013. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized when we sell or dispose of the vehicle or at the end of the lease term.

Note 10. Commitments and Contingencies
Credit Facilities and Commitments
In December 2012, we entered into a $125,000 unsecured revolving credit facility. The facility includes a $40,000 letter of credit subfacility. The facility will expire, and any outstanding loans under the facility will mature, on December 13, 2015. At year end there were undrawn letters of credit outstanding under the facility, with a face amount of $34,415. No loans were outstanding under the facility at year end.
Loans under the facility, other than swing line loans, bear interest at a rate per annum equal to, at our election, either (i) LIBOR for an interest period of one month, reset daily, plus 0.875%, or (ii) LIBOR for an interest period of one, two, three, six or twelve months as selected by us, reset at the end of the selected interest period, plus 0.875%. Swing line loans bear interest at a rate per annum equal to LIBOR for an interest period of one month, reset daily, plus 0.875%. We pay a commitment fee for the unused portion of the facility of 0.10% per annum if the average quarterly utilization of the facility is 20% or more, or 0.125% per annum if the average quarterly utilization of the facility is less than 20%. For each letter of credit issued under the facility, we pay a commission fee on the amount available to be drawn under such letter of credit equal to 0.875% per annum and, subject to certain exceptions, an issuance fee equal to 0.075% of the face amount of such letter of credit.
During 2001, we completed the construction of a new building for our Kansas City warehouse, and completed an expansion of this warehouse in 2004. We were required to obtain financing for the construction and expansion of this facility under an Industrial Revenue Bond ('IRB'). We subsequently purchased 100% of the outstanding bonds under the IRB at par. In addition to purchasing the outstanding obligations, we have a right of offset included in the IRB debt agreement. Accordingly, we have netted the impact of the IRB in the accompanying consolidated financial statements. The outstanding balance of the IRB was approximately $3,200 at December 31, 2013 and 2012.
Legal Contingencies
We are involved in certain legal actions. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, that could require significant expenditures or result in lost revenues. We record a liability for these legal actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. As of December 31, 2013, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 11. Sales by Product Line
The percentages of our net sales by product line are as follows:

Type	Introduced	2013	2012	2011
Fasteners[1]	1967	42.1%	44.0%	46.9%
Tools	1993	9.2%	9.3%	9.4%
Cutting tools	1996	5.4%	5.1%	4.6%
Hydraulics & pneumatics	1996	7.3%	7.6%	7.8%
Material handling	1996	5.7%	6.0%	6.1%
Janitorial supplies	1996	7.0%	6.6%	6.2%
Electrical supplies	1997	4.6%	4.7%	4.7%
Welding supplies	1997	4.5%	4.3%	3.9%
Safety supplies	1999	11.2%	9.3%	7.9%
Metals	2001	0.5%	0.5%	0.5%
Direct ship[2]	2004	1.5%	1.6%	1.6%
Office supplies	2010	0.1%	0.1%	0.1%
Other		0.9%	0.9%	0.3%
		100.0%	100.0%	100.0%

[1]	Fastener product line represents fasteners and miscellaneous supplies.

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
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out Of Accumulated Other Comprehensive Income. This accounting standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This accounting standard update was effective beginning in our first quarter of 2013. The adoption of this accounting standard did not have a material impact on our financial statements.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Proposed Accounting Pronouncements
In May 2013, the FASB reissued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. When measuring the asset and liability, variable lease payments are excluded whereas renewal options that provide a significant economic incentive upon renewal would be included. The lease expense from real estate based leases would continue to be recorded under a straight line approach, but other leases not related to real estate would be expensed using an effective interest method that would accelerate lease expense. Comments were due by September 13, 2013 and redeliberations are anticipated in 2014. Upon issuance of a final standard, we will evaluate the impact the adoption of the guidance would have on our financial position, results of operations, and cash flows. We believe knowledge of this information is useful to the reader of our financial statements as many of our store locations and many of our vehicles are currently leased, and those leases are accounted for as operating leases.

Note 14. Selected Quarterly Financial Data (Unaudited)
(Amounts in thousands except per share information)

2013 :	Net Sales	Gross Profit	Pre-tax Earnings	Net Earnings	Basic Net Earnings per Share
First quarter	$806,326	421,880	175,172	109,048	0.37
Second quarter	847,596	442,721	192,379	121,009	0.41
Third quarter	858,424	443,395	188,643	119,350	0.40
Fourth quarter	813,760	411,449	157,274	99,229	0.33
Total	$3,326,106	1,719,445	713,468	448,636	1.51

2012 :	Net Sales	Gross Profit	Pre-tax Earnings	Net Earnings	Basic Net Earnings per Share[1]
First quarter	$768,875	394,177	161,129	100,194	0.34
Second quarter	804,890	415,151	179,039	112,306	0.38
Third quarter	802,577	414,375	175,836	109,320	0.37
Fourth quarter	757,235	390,821	158,151	98,716	0.33
Total	$3,133,577	1,614,524	674,155	420,536	1.42
1 Note – Amounts may not foot due to rounding difference.

***End of Notes to Consolidated Financial Statements***

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the 'Securities Exchange Act')). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.

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
Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ Willard D. Oberton	/s/ Daniel L. Florness
Willard D. Oberton	Daniel L. Florness
Chief Executive Officer	Executive Vice-President and Chief Financial Officer

Winona, MN
February 6, 2014

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Incorporated herein by reference is the information appearing under the headings 'Proposal #1 — Election of Directors', 'Corporate Governance and Director Compensation—Board Leadership Structure and Committee Membership', 'Corporate Governance and Director Compensation—Audit Committee', and 'Corporate Governance and Director Compensation—Section 16(a) Beneficial Ownership Reporting Compliance' in the Proxy Statement. See also Part I hereof under the heading 'Item X. Executive Officers of the Registrant'.
There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors since our last report.
In January 2004, our board of directors adopted a supplement to our existing standards of conduct designed to qualify the standards of conduct as a code of ethics within the meaning of Item 406(b) of Regulation S-K promulgated by the SEC ('Code of Ethics'). The standards of conduct, as supplemented, apply to all of our directors, officers, and employees, including without limitation our chief executive officer, chief financial officer, principal accounting officer, and controller (if any), and persons performing similar functions ('Senior Financial Officers'). Those portions of the standards of conduct, as supplemented, that constitute a required element of a Code of Ethics are available without charge by submitting a request to us pursuant to the directions detailed under 'Does Fastenal have a Code of Conduct?' on the 'Investor FAQs' page of the 'Investors' section of our website at www.fastenal.com. In the event we amend or waive any portion of the standards of conduct, as supplemented, that constitutes a required element of a Code of Ethics and such amendment or waiver applies to any of our Senior Financial Officers, we intend to post on our website, within four business days after the date of such amendment or waiver, a brief description of such amendment or waiver, the name of each Senior Financial Officer to whom the amendment or waiver applies, and the date of the amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated herein by reference is the information appearing under the headings 'Corporate Governance and Director Compensation—Compensation Committee Interlocks and Insider Participation', 'Executive Compensation', and 'Corporate Governance and Director Compensation—Compensation of our Directors' in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference is the information appearing under the heading ‘Security Ownership of Principal Shareholders and Management’ in the Proxy Statement.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,536,630	$34.06	7,225,440
Equity compensation plans not approved by security holders	—	—	—
Total	4,536,630		7,225,440

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference is the information appearing under the headings ‘Corporate Governance and Director Compensation—Director Independence and Other Board Matters’, ‘Corporate Governance and Director Compensation—Related Person Transaction Approval Policy’, and ‘Corporate Governance and Director Compensation—Transactions with Related Persons’ in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated herein by reference is the information appearing under the heading ‘Audit and Related Matters—Audit and Related Fees’ and ‘Audit and Related Matters—Pre-Approval of Services’ in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1. Financial Statements:
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Earnings for the years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011
Notes to Consolidated Financial Statements
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

13	Portions of 2013 Annual Report to Shareholders not included in this Form 10-K (only those sections specifically incorporated by reference in this Form 10-K shall be deemed filed with the SEC)

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

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

FASTENAL COMPANY
Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2013, 2012, and 2011
(Amounts in thousands)

Description	Balance at Beginning of Year	“Additions” Charged to Costs and Expenses		“Other” Additions (Deductions)	“Less” Deductions		Balance at End of Year
Year ended December 31, 2013
Allowance for doubtful accounts	$6,728	9,421		—	6,901		9,248
Insurance reserves	$25,188	52,658	[1]	—	46,966	[2]	30,880
Year ended December 31, 2012
Allowance for doubtful accounts	$5,647	9,726		—	8,645		6,728
Insurance reserves	$30,548	43,024	[1]	—	48,384	[2]	25,188
Year ended December 31, 2011
Allowance for doubtful accounts	$4,761	9,217		—	8,331		5,647
Insurance reserves	$28,067	46,287	[1]	—	43,806	[2]	30,548

[1]	Includes costs and expenses incurred for premiums and claims related to health and general insurance.

[2]	Includes costs and expenses paid for premiums and claims related to health and general insurance.
See accompanying Report of Independent Registered Public Accounting Firm incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 6, 2014

FASTENAL COMPANY

By	/s/ Willard D. Oberton
Willard D. Oberton, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 6, 2014

/s/ Willard D. Oberton	/s/ Daniel L. Florness
Willard D. Oberton, Chief Executive Officer	Daniel L. Florness, Chief Financial Officer
(Principal Executive Officer) and	(Principal Financial Officer and
Director	Principal Accounting Officer)

/s/ Robert A. Kierlin	/s/ Stephen M. Slaggie
Robert A. Kierlin, Director (Chairman)	Stephen M. Slaggie, Director

/s/ Michael M. Gostomski	/s/ Michael J. Dolan
Michael M. Gostomski, Director	Michael J. Dolan, Director

/s/ Reyne K. Wisecup	/s/ Hugh L. Miller
Reyne K. Wisecup, Director	Hugh L. Miller, Director

/s/ Michael J. Ancius	/s/ Scott A. Satterlee
Michael J. Ancius, Director	Scott A. Satterlee, Director

/s/ Rita J. Heise	/s/ Darren R. Jackson
Rita J. Heise, Director	Darren R. Jackson, Director

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	Incorporated by Reference
3.2	Restated By-Laws of Fastenal Company	Incorporated by Reference
10.1	Description of Bonus Arrangements for Executive Officers	Incorporated by Reference
10.2	Fastenal Company Stock Option Plan	Incorporated by Reference
10.3	Fastenal Company Incentive Plan	Incorporated by Reference
10.4
Credit Agreement dated as of December 13, 2012 among Fastenal Company, the Lenders from time to time thereto, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender
Incorporated by Reference
13	Portions of 2013 Annual Report to Shareholders not included in this Form 10-K (only those sections specifically incorporated by reference in this Form 10-K shall be deemed filed with the SEC)	Electronically Filed
21	List of Subsidiaries	Electronically Filed
23	Consent of Independent Registered Public Accounting Firm	Electronically Filed
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed
32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed
EX 101.INS	XBRL Instance Document	Electronically Filed
EX 101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Filed
EX 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Electronically Filed
EX 101.DEF	XBRL Taxonomy Definition Linkbase Document	Electronically Filed
EX 101.LAB	XBRL Taxonomy Label Linkbase Document	Electronically Filed
EX 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Electronically Filed