Form 10-Q
period 2014-03-31
FASTENAL CO
filed 2014-04-16
CIK 815556

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014, or

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at April 10, 2014
Common Stock, par value $.01 per share	296,639,119

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands except share information)

	(Unaudited)
Assets	March 31, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$89,021	58,506
Marketable securities	453	451
Trade accounts receivable, net of allowance for doubtful accounts of $9,949 and $9,248, respectively	473,181	414,331
Inventories	793,987	784,068
Deferred income tax assets	17,893	18,248
Prepaid income taxes	—	24,869
Other current assets	100,957	107,988
Total current assets	1,475,492	1,408,461

Property and equipment, less accumulated depreciation	677,295	654,850
Other assets, net	12,319	12,473

Total assets	$2,165,106	2,075,784

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$105,697	91,253
Accrued expenses	148,569	148,579
Income taxes payable	47,260	—
Total current liabilities	301,526	239,832

Deferred income tax liabilities	63,256	63,255

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 400,000,000 shares authorized, 296,624,319 and 296,753,544 shares issued and outstanding, respectively	2,966	2,968
Additional paid-in capital	64,573	69,847
Retained earnings	1,726,519	1,688,781
Accumulated other comprehensive income	6,266	11,101
Total stockholders' equity	1,800,324	1,772,697
Total liabilities and stockholders' equity	$2,165,106	2,075,784
See accompanying notes to consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Amounts in thousands except earnings per share)

	(Unaudited)
	Three Months Ended March 31,
	2014	2013
Net sales	$876,501	806,326

Cost of sales	428,023	384,446
Gross profit	448,478	421,880

Operating and administrative expenses	269,843	247,334
Gain on sale of property and equipment	(216)	(213)
Operating income	178,851	174,759

Interest income	120	447
Interest expense	(126)	(34)

Earnings before income taxes	178,845	175,172

Income tax expense	66,914	66,124

Net earnings	$111,931	109,048

Basic net earnings per share	$0.38	0.37

Diluted net earnings per share	$0.38	0.37

Basic weighted average shares outstanding	296,642	296,643

Diluted weighted average shares outstanding	297,495	297,652
See accompanying notes to consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2014	2013
Net earnings	$111,931	109,048
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0 in 2014 and 2013)	(4,837)	(4,072)
Change in marketable securities (net of tax of $0 in 2014 and 2013)	2	63
Comprehensive income	$107,096	105,039
See accompanying notes to consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$111,931	109,048
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	17,281	15,152
Gain on sale of property and equipment	(216)	(213)
Bad debt expense	2,796	2,045
Deferred income taxes	356	379
Stock-based compensation	1,380	1,350
Excess tax benefits from stock-based compensation	(550)	(954)
Amortization of non-compete agreements	132	26
Changes in operating assets and liabilities:
Trade accounts receivable	(61,646)	(48,619)
Inventories	(9,919)	14,899
Other current assets	7,031	13,478
Accounts payable	6,444	(2,692)
Accrued expenses	(10)	(64)
Income taxes	72,679	60,001
Other	(4,391)	(3,592)
Net cash provided by operating activities	143,298	160,244

Cash flows from investing activities:
Purchases of property and equipment	(32,564)	(55,513)
Proceeds from sale of property and equipment	1,054	1,267
Increase in marketable securities	(2)	(63)
Net decrease (increase) in other assets	22	(3)
Net cash used in investing activities	(31,490)	(54,312)

Cash flows from financing activities:
Borrowings under line of credit	140,000	20,000
Payments against line of credit	(140,000)	(20,000)
Proceeds from exercise of stock options	1,641	2,821
Excess tax benefits from stock-based compensation	550	954
Purchases of common stock	(8,847)	—
Payment of dividends	(74,193)	(29,662)
Net cash used in financing activities	(80,849)	(25,887)

Effect of exchange rate changes on cash	(444)	(416)

Net increase in cash and cash equivalents	30,515	79,629

Cash and cash equivalents at beginning of period	58,506	79,611

Cash and cash equivalents at end of period	$89,021	159,240

Supplemental disclosure of cash flow information:
Cash paid during each period for interest	$70	34
Net cash (received) paid during each period for income taxes	$(6,216)	6,502
See accompanying notes to consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
March 31, 2014 and 2013
(Unaudited)

(1) Basis of Presentation
The accompanying unaudited consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as the Company, Fastenal, or by terms such as we, our, or us) have been prepared in accordance with United States generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in our consolidated financial statements as of and for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(2) Financial Instruments and Marketable Securities
Due to the varying short-term cash needs of our business, we periodically have marketable securities. We value these assets utilizing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to measurements involving unobservable inputs (Level 3). The three levels of the fair value hierarchy and how they are determined are defined in our 2013 annual report on Form 10-K in Note 1 of the Notes to Consolidated Financial Statements.

The following table presents the placement in the fair value hierarchy of assets that are measured at fair value on a recurring basis:

March 31, 2014:	Total	Level 1	Level 2	Level 3
Common stock	$453	453	—	—
Total available-for-sale securities	$453	453	—	—

December 31, 2013:	Total	Level 1	Level 2	Level 3
Common stock	$451	451	—	—
Total available-for-sale securities	$451	451	—	—

March 31, 2013:	Total	Level 1	Level 2	Level 3
Common stock	$417	417	—	—
Total available-for-sale securities	$417	417	—	—
There were no transfers between levels during the three month periods ended March 31, 2014 and 2013.
As of March 31, 2014, December 31, 2013, and March 31, 2013, our financial assets that are measured at fair value on a recurring basis consisted of common stock.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
March 31, 2014 and 2013
(Unaudited)

Marketable securities, all treated as available-for-sale securities, consist of the following:

March 31, 2014:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock	$197	256	—	453
Total available-for-sale securities	$197	256	—	453

December 31, 2013:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock	$197	254	—	451
Total available-for-sale securities	$197	254	—	451

March 31, 2013:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock	$197	220	—	417
Total available-for-sale securities	$197	220	—	417
The unrealized gains and losses recorded in accumulated other comprehensive income and the realized gains and losses recorded in earnings were immaterial during the periods reported in these consolidated financial statements.
Future maturities of our available-for-sale securities consist of the following:

	Less than 12 Months		Greater than 12 Months
March 31, 2014:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Common stock	$197	453	—	—
Total available-for-sale securities	$197	453	—	—

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
March 31, 2014 and 2013
(Unaudited)

(3) Stockholders’ Equity
Our authorized, issued, and outstanding shares (stated in whole numbers) consist of the following:

	Par Value		March 31, 2014	December 31, 2013	March 31, 2013
Preferred stock	$.01	/share
Shares authorized			5,000,000	5,000,000	5,000,000
Shares issued and outstanding			—	—	—
Common stock	$.01	/share
Shares authorized			400,000,000	400,000,000	400,000,000
Shares issued and outstanding			296,624,319	296,753,544	296,686,427
Dividends
On April 10, 2014, our board of directors declared a dividend of $0.25 per share of common stock. This dividend is to be paid in cash on May 23, 2014 to shareholders of record at the close of business on April 25, 2014. Since 2011 we have paid quarterly dividends. Our board of directors expects to continue paying quarterly dividends, provided the future determination as to payment of dividends will depend on the financial needs of the Company and such other factors as deemed relevant by the board of directors.
The following table presents the dividends either paid previously or declared by our board of directors for future payment:

	2014	2013
First quarter	$0.25	$0.10
Second quarter	0.25	0.20
Third quarter		0.25
Fourth quarter		0.25
Total	$0.50	$0.80

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
March 31, 2014 and 2013
(Unaudited)

Stock Options

The following tables summarize the details of grants made under our stock option plan that are still outstanding, and the assumptions used to value these options. All options granted were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	March 31, 2014
Date of Grant				Options Outstanding	Options Exercisable
April 16, 2013	205,000	$54.00	$49.25	172,500	—
April 17, 2012	1,235,000	$54.00	$49.01	1,115,000	—
April 19, 2011	410,000	$35.00	$31.78	340,000	25,000
April 20, 2010	530,000	$30.00	$27.13	300,000	—
April 21, 2009	790,000	$27.00	$17.61	411,600	171,600
April 15, 2008	550,000	$27.00	$24.35	197,500	103,750
April 17, 2007	4,380,000	$22.50	$20.15	1,719,255	1,071,255
Total	8,100,000			4,255,855	1,371,605

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
April 16, 2013	0.7%	5.00	1.6%	37.42%	$12.66
April 17, 2012	0.9%	5.00	1.4%	39.25%	$13.69
April 19, 2011	2.1%	5.00	1.6%	39.33%	$11.20
April 20, 2010	2.6%	5.00	1.5%	39.10%	$8.14
April 21, 2009	1.9%	5.00	1.0%	38.80%	$3.64
April 15, 2008	2.7%	5.00	1.0%	30.93%	$7.75
April 17, 2007	4.6%	4.85	1.0%	31.59%	$5.63
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the three month periods ended March 31, 2014 and 2013 was $1,380 and $1,350, respectively. Unrecognized compensation expense related to outstanding unvested stock options as of March 31, 2014 was $14,709 and is expected to be recognized over a weighted average period of 4.06 years. Any future changes in estimated forfeitures will impact this amount.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
March 31, 2014 and 2013
(Unaudited)

Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive:

	Three-month Period
Reconciliation	2014	2013
Basic weighted average shares outstanding	296,641,994	296,643,014
Weighted shares assumed upon exercise of stock options	853,176	1,008,946
Diluted weighted average shares outstanding	297,495,170	297,651,960

	Three-month Period
Summary of Anti-dilutive Options Excluded	2014	2013
Options to purchase shares of common stock	1,292,528	1,168,083
Weighted average exercise prices of options	$54.00	$54.00
Any dilutive impact summarized above relates to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive option securities then outstanding.

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
As of March 31, 2014 and 2013, the Company had $3,916 and $7,661, respectively, of liabilities recorded related to gross unrecognized tax benefits. Included in this liability for unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. The Company does not anticipate its total unrecognized tax benefits will change significantly during the next 12 months.

(5) Operating Leases
We lease certain pick-up trucks under operating leases. These leases have a non-cancellable lease term of one year, with renewal options for up to 72 months. The pick-up truck leases include an early buy out clause we generally exercise, thereby giving the leases an effective term of 28-36 months. Certain operating leases for vehicles contain residual value guarantee provisions which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $52,826. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote, except for a $28 loss on disposal reserve provided at March 31, 2014. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized when we sell or dispose of the vehicle or at the end of the lease term.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
March 31, 2014 and 2013
(Unaudited)

(6) Contingencies
As of March 31, 2014 there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.

(7) Subsequent Events
We evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements, with the exception of the dividend disclosed in Note (3) 'Stockholders' Equity' and an increase in the total amount of our credit facility with Wells Fargo Bank, National Association, described in Note (10) 'Commitments and Contingencies' to our 2013 annual report on Form 10-K. The facility was amended on April 15, 2014 to increase the revolving credit commitment of the Lenders from $125 million to $170 million, with the letter of credit subfacility unchanged at $40 million, and to modify one of the financial covenants contained in the facility.

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
BUSINESS DISCUSSION
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
While reading these items, it is helpful to appreciate several aspects of our marketplace: (1) it's big, the North American marketplace for industrial supplies is estimated to be in excess of $160 billion per year (and we have expanded beyond North America), (2) no company has a significant portion of this market, (3) many of the products we sell are individually inexpensive, (4) when our customer needs something quickly or unexpectedly our local store is a quick source, (5) the cost and time to manage and procure these products is meaningful, (6) the cost to move these products, many of which are bulky, can be significant, (7) many customers would prefer to reduce their number of suppliers to simplify their business, and (8) many customers would prefer to utilize various technologies to improve availability and reduce waste.
Our motto is Growth through Customer Service®. This is important given the points noted above. We believe in efficient markets – to us, this means we can grow our market share if we provide the greatest value to the customer. We believe our ability to grow is amplified if we can service our customer at the closest economic point of contact. For us, this 'closest economic point of contact' is the local store; therefore, our focus centers on understanding our customers' day, their opportunities, and their obstacles.
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

SALES GROWTH
Net sales and growth rates in net sales were as follows:

	Three-month period
	2014	2013
Net sales	$876,501	806,326
Percentage change	8.7%	4.9%
The increase in net sales in the first three months of 2014 and 2013 came primarily from higher unit sales. Our growth in net sales was impacted by slight inflationary price changes in our non-fastener products and some price deflation in our fastener products, but the net impact was a drag on growth. Our growth in net sales was not meaningfully impacted by the introduction of new products or services, with one exception. Over the last several years, our FAST Solutions® (industrial vending) initiative has stimulated faster growth with a subset of our customers (discussed later in this document). The higher unit sales resulted primarily from increases in sales at older store locations (discussed below and again later in this document) and to a lesser degree the opening of new store locations in the last several years. The growth in net sales at the older store locations was due to the growth drivers of our business (discussed later in this document), and, in the case of 2012, the moderating impacts of the recessionary environment. The change in currencies in foreign countries (primarily Canada) relative to the United States dollar lowered our daily sales growth rate by 0.6% and 0.1% in the first three months of 2014 and 2013, respectively.
The stores opened greater than two years represent a consistent ‘same store’ view of our business (store sites opened as follows: 2014 group – opened 2012 and earlier, and 2013 group – opened 2011 and earlier). However, the impact of the economy is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2014 group – opened 2009 and earlier, and 2013 group – opened 2008 and earlier) and opened greater than ten years (store sites opened as follows: 2014 group – opened 2004 and earlier, and 2013 group – opened 2003 and earlier). These two groups of stores are more cyclical due to the increased market share they enjoy in their local markets. The daily sales change for each of these groups was as follows:

	Three-month Period
	2014	2013
Store Age
Opened greater than 2 years	7.4%	4.8%
Opened greater than 5 years	6.6%	3.6%
Opened greater than 10 years	5.7%	1.9%
Note: The age groups above are measured as of the last day of each respective calendar year.

SALES BY PRODUCT LINE:
The mix of sales from the original fastener product line and from the other product lines was as follows:

	Three-month Period
	2014	2013
Fastener product line	40.2%	43.0%
Other product lines	59.8%	57.0%
	100.0%	100.0%

MONTHLY SALES CHANGES, SEQUENTIAL TRENDS, AND END MARKET PERFORMANCE
Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
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
Monthly Sales Changes:
All company sales – During the months in 2014, 2013, and 2012, all of our selling locations, when combined, had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2014	6.7%	7.7%	11.6%
2013	6.7%	8.2%	5.1%	4.8%	5.3%	6.0%	2.9%	7.2%	5.7%	7.7%	8.2%	6.7%
2012	21.3%	20.0%	19.3%	17.3%	13.1%	14.0%	12.1%	12.0%	12.9%	6.8%	8.2%	9.7%
Stores opened greater than two years – Our stores opened greater than two years (store sites opened as follows: 2014 group – opened 2012 and earlier, 2013 group – opened 2011 and earlier, and 2012 group – opened 2010 and earlier) represent a consistent 'same-store' view of our business. During the months in 2014, 2013, and 2012, the stores opened greater than two years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2014	5.5%	6.5%	10.2%
2013	5.0%	6.5%	3.4%	3.1%	3.5%	4.3%	1.4%	5.5%	4.2%	6.1%	6.2%	4.9%
2012	18.8%	17.1%	16.8%	14.5%	10.1%	11.1%	9.1%	8.6%	9.8%	3.8%	5.1%	6.6%
Stores opened greater than five years – The impact of the economy, over time, is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2014 group – opened 2009 and earlier, 2013 group – opened 2008 and earlier, and 2012 group – opened 2007 and earlier). This group, which represented about 90% of our total sales in the first three months of 2014, is more cyclical due to the increased market share they enjoy in their local markets. During the months in 2014, 2013, and 2012, the stores opened greater than five years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2014	4.6%	5.4%	9.5%
2013	3.2%	5.6%	2.3%	2.0%	2.7%	3.4%	0.6%	4.7%	3.2%	5.3%	6.1%	4.8%
2012	17.4%	15.8%	15.7%	13.7%	9.0%	10.2%	8.3%	7.9%	8.5%	2.6%	4.6%	5.6%
Summarizing comments – There are three distinct influences to our growth: (1) execution, (2) currency fluctuations, and (3) economic fluctuations. This discussion centers on (2) and (3).
The change in currencies in foreign countries (primarily Canada) relative to the United States dollar impacted our growth over the last several years. During 2012 it lowered our growth by 0.1%, in 2013 it lowered our growth by 0.2%, and in the first quarter of 2014 it lowered our growth by 0.6%.
Regarding economic fluctuations, in 2011 we enjoyed strong growth. This reflected the strengthening economic environment being experienced by our customers. While the strength did not apply to all customers and to all geographies we serve, it was strong enough to produce acceptable results. During 2012, the growth in the first three and a half months generally continued the relative strength we saw in 2011. Then we began to experience several distinct economic slowdowns. The first occurred in the late April/May time frame, and then moderated until September 2012. The second occurred in the October/November time frame. This was exaggerated by the impact of Hurricane Sandy and an unusual business day comparison in October (23 days in 2012 versus 21 days in 2011 - the maintenance portion of our business is often linked to monthly spend patterns of our customers, which are not as business day dependent, this can dilute the daily growth picture given the change in business day divisor). The third occurred in the spring of 2013. This involved our fastener product line and our construction business (primarily non-residential construction). This third slowdown, similar to the first two listed, mirrored or slightly led some softening in the PMI index (discussed later in this document). The fastener piece was heavily impacted by our industrial production business. These customers utilize our fasteners in the manufacture/assembly of their finished products. The end markets with the most pronounced weakening included heavy machinery manufacturers with exposure to: mining, military, agriculture, and construction. The construction piece in 2013 was also hampered by poor weather during the winter and spring time frame throughout many areas in North America. The fourth and fifth occurred in July 2013 and December 2013. The daily sales growth in July 2013 and December 2013 were negatively impacted by the timing of the July 4th holiday (Thursday in 2013, Wednesday in 2012, Monday in 2011) and the Christmas/New Year holiday (Wednesday in 2013, Tuesday in 2012, and Sunday in 2011). This resulted in a 'lone' business day on Friday, July 5, 2013, in which many of our customers were closed, and three distinct one to two day work periods in the last two weeks of December 2013. The December impact was amplified due to poor weather conditions.
Our daily sales growth trends have improved since September 2013. This was largely related to changing comparisons to 2012. Our sales to customers engaged in light and medium duty manufacturing (largely related to consumer products) are improving; this makes sense given the trends in the PMI index. However, our sales to customers engaged in heavy machinery manufacturing (primarily serving the mining, military, agricultural, and construction end markets), which represents approximately one fifth of our business, continued to experience weak performance in the fourth quarter of 2013 and the first quarter of 2014.
In 2014, our sales growth was hampered in January and February due to a weak economy and foreign exchange rate fluctuations (primarily related to the Canadian dollar); however, the biggest impact was a severe winter in North America and its negative impact on our customers and our trucking network. In March 2014, the weak economy and negative foreign exchange rate fluctuations continued; however, the weather normalized and our daily sales growth expanded to 11.6%. This double digit growth was helped by the Easter timing (April in 2014), but the real story is good people, good execution, and minimal negative weather impacts.
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
History has identified these landings in our business cycle. They generally relate to months with impaired business days (certain holidays). The first landing centers on Easter, which alternates between March and April (Easter occurs in April in 2014, occurred in March in 2013, and occurred in April in 2012), the second landing centers on July 4th, and the third landing centers on the approach of winter with its seasonal impact on primarily our construction business and with the Christmas/New Year holiday. The holidays we noted impact the trends because they either move from month-to-month or because they move around during the week (the July 4th and Christmas/New Year holiday impacts noted earlier in this document are examples).
The table below shows the pattern to the sequential change in our daily sales. The line labeled 'Benchmark' is an historical average of our sequential daily sales change for the period 1998 to 2013, excluding 2008 and 2009. We believe this time frame will serve to show the historical pattern and could serve as a benchmark for current performance. We excluded the 2008 to 2009 time frame because it contains an extreme economic event and we don't believe it is comparable. The '2014', '2013', and '2012' lines represent our actual sequential daily sales changes. The '14Delta', '13Delta', and '12Delta' lines indicate the difference between the 'Benchmark' and the actual results in the respective year.

											Cumulative
											Change from
											Jan. to
	Jan. [1]	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Mar.	Oct.
Benchmark	0.8%	2.2%	3.8%	0.4%	3.1%	2.7%	-2.1%	2.5%	3.7%	-1.2%	6.0%	15.9%
2014	-1.4%	3.0%	7.1%								10.3%
14Delta	-2.2%	0.8%	3.3%								4.3%
2013	-0.4%	2.0%	3.4%	-1.1%	1.0%	3.2%	-5.5%	5.5%	2.9%	-2.9%	5.4%	8.2%
13Delta	-1.2%	-0.2%	-0.4%	-1.5%	-2.1%	0.5%	-3.4%	3.0%	-0.8%	-1.7%	-0.6%	-7.7%
2012	-0.3%	0.5%	6.4%	-0.8%	0.5%	2.5%	-2.7%	1.3%	4.3%	-4.8%	7.0%	7.1%
12Delta	-1.1%	-1.7%	2.6%	-1.2%	-2.6%	-0.2%	-0.6%	-1.2%	0.6%	-3.6%	1.0%	-8.8%

(1)	The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.

A graph of the sequential daily sales change pattern discussed above, starting with a base of '100' in the previous October and ending with the next October, would be as follows:

130
120
110
100
90
Previous Oct.
Jan.
Feb.
Mar.
Apr.
May
June
July
Aug.
Sept.
Oct.
Benchmark
2014
2013
2012

End Market Performance:
We ended the first quarter of 2014 with a strong March. To highlight this strength, we included the March 2014 daily sales growth rate in the tables below.
Fluctuations in end market business – The sequential trends noted above were directly linked to fluctuations in our end markets. To place this in perspective – approximately 50% of our business has historically been with customers engaged in some type of manufacturing. The daily sales to these customers grew, when compared to the same period in the prior year, as follows:

		Q1	Q2	Q3	Q4	Annual
2014	(March = 11.4%)	9.0%
2013		7.0%	5.9%	4.7%	7.2%	6.3%
2012		20.3%	15.8%	14.0%	9.7%	14.9%
Our manufacturing business consists of two subsets: the industrial production business (this is business where we supply products that become part of the finished goods produced by our customers and is sometimes referred to as OEM - original equipment manufacturing) and the maintenance portion (this is business where we supply products that maintain the facility or the equipment of our customers engaged in manufacturing). The industrial business is more fastener centered, while the maintenance portion is represented by all product categories.
The best way to understand the change in our industrial production business is to examine the results in our fastener product line.  From a company perspective, sales of fasteners grew, when compared to the same period in the prior year, as follows (note: this information includes all end markets):

		Q1	Q2	Q3	Q4	Annual
2014	(March = 5.3%)	1.6%
2013		1.7%	1.9%	1.0%	1.9%	1.6%
2012		15.4%	8.0%	6.0%	2.6%	7.8%

By contrast, the best way to understand the change in the maintenance portion of the manufacturing business is to examine the results in our non-fastener product lines.  From a company perspective, sales of non-fasteners grew, when compared to the same period in the prior year, as follows (note: this information includes all end markets):

		Q1	Q2	Q3	Q4	Annual
2014	(March = 16.5%)	14.2%
2013		10.8%	8.5%	8.9%	12.0%	10.1%
2012		25.1%	21.1%	18.0%	13.6%	19.2%
The non-fastener business demonstrated greater relative resilience when compared to our fastener business and to the distribution industry in general, due to our strong FAST Solutions® (industrial vending) program; this is discussed in greater detail later in this document. However, this business has not been immune to the impact of a weak industrial environment.
The patterns related to the industrial production business, as noted above, are influenced by the movements noted in the Purchasing Manufacturers Index ('PMI') published by the Institute for Supply Management (http://www.ism.ws/), which is a composite index of economic activity in the United States manufacturing sector. The PMI in 2014, 2013, and 2012 was as follows:

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2014	51.3	53.2	53.7
2013	52.3	53.1	51.5	50.0	50.0	52.5	54.9	56.3	56.0	56.6	57.0	56.5
2012	52.8	52.4	53.0	53.7	53.2	51.0	50.6	51.1	52.2	51.2	49.5	50.4

For background to readers not familiar with the PMI index, it is a monthly indicator of the economic health of the manufacturing sector in the United States. Five major indicators that influence the PMI index are new orders, inventory levels, productions, supplier deliveries, and the employment environment. When a PMI of 50 or higher is reported, this indicates expansion in the manufacturing industry compared to the previous month. If the PMI is below 50, this represents a contraction in the manufacturing sector. The PMI is not perfectly correlated with our business, as it reflects the activity of certain categories of manufacturers (such as those engaged in light and medium manufacturing) who historically have not accounted for a significant portion of our sales. (Note – the Institute for Supply Management made annual adjustments to reflect seasonal factors for the PMI index effective for the January 2014 report. This table represents the updated PMI index.)
Our non-residential construction customers have historically represented 20% to 25% of our business. The daily sales to these customers grew when compared to the same period in the prior year, as follows:

		Q1	Q2	Q3	Q4	Annual
2014	(March = 7.6%)	2.9%
2013		2.9%	0.7%	3.9%	2.8%	2.5%
2012		17.1%	12.7%	8.2%	4.2%	10.3%
We believe the weakness in the economy in the fourth quarter of 2012, throughout 2013, and during early 2014, particularly in the non-residential construction market, was amplified by the global economic uncertainty combined with the economic policy uncertainty in the United States. This weakness was amplified by severe winter weather conditions in January and February 2014.

A graph of the sequential daily sales trends to these two end markets in 2014, 2013, and 2012, starting with a base of '100' in the previous October and ending with the next October, would be as follows:

Manufacturing

130
120
110
100
90
80
Previous Oct.
Jan.
Feb.
Mar.
Apr.
May
June
July
Aug.
Sept.
Oct.
2014
2013
2012

Non-Residential Construction

130
120
110
100
90
80
Previous Oct.
Jan.
Feb.
Mar.
Apr.
May
June
July
Aug.
Sept.
Oct.
2014
2013
2012

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
In our first ten years of being public (1987 to 1997), we opened stores at an annual rate approaching 30%.  In the next ten years (1997 to 2007), we opened stores at an annual rate of approximately 10% to 15% and, since 2007, at an annual rate of approximately 2% to 8% (we opened 9 stores in the first three months of 2014, or approximately 0.3%, and currently expect to open approximately 50 to 70 stores, or an annual rate of approximately 1.9% to 2.6%, in 2014).
As we gained proximity to more customers, we continued to diversify our growth drivers. This was done to provide existing store personnel with more tools to grow their business organically, and the results of this are reflected in our earlier discussion on sales growth at stores opened greater than five years. In the early 1990's, we began to expand our product lines, and we added new product knowledge to our bench (the non-fastener products now represent over 50% of our sales). This was our first big effort to diversify our growth drivers. The next step began in the mid to late 1990's when we began to add sales personnel with certain specialties or focus. This began with our National Accounts group in 1995, and, over time, has expanded to include individuals dedicated to: (1) sales related to our internal manufacturing division, (2) government sales, (3) internet sales, (4) specific products (most recently metalworking), and (5) FAST Solutions® (industrial vending).  Another step occurred at our sales locations (this includes Fastenal stores as well as strategic account stores and in-plant locations) and at our distribution centers, and began with a targeted merchandising and inventory placement strategy that included our 'Customer Service Project' approximately ten years ago and our 'Master Stocking Hub' initiative approximately five years ago. These strategies allowed us to better target where to stock certain products (local store, regional distribution center, master stocking hub, or supplier) and allowed us to improve our fulfillment, lower our freight costs, and improve our ability to serve a broader range of customers. During 2013 and 2014, we expanded our store based inventory offering around select industries (with an emphasis on fasteners, construction products, and safety products) and beginning in the latter half of 2013 we expanded two key employee groups: (1) the number of employees working in our stores and (2) the number of district and regional leaders supporting our stores. The theme that shines through in all these changes, particularly the last several, is a simple one – invest into and support our sales machine – the local store.
Over the last several years our FAST Solutions® (industrial vending) operation has been a rapidly expanding component of our business. We believe industrial vending will be an important chapter in the Fastenal story; we also believe it has the potential to be transformative to industrial distribution, and that we have a 'first mover' advantage. Given this, we have been investing aggressively to maximize the advantage.
At the beginning, our industrial vending business had a limited fleet of vending devices. This fleet primarily consisted of the following: (1) the FAST 5000 (a helix/coil device with target monthly revenue of $2,000), (2) a 12-door locker device, and (3) a 3-door locker device. Given the infancy of the business, and our desire for simplicity in reporting, we have communicated our ‘machine equivalent’ numbers over the last several years using the FAST 5000, with its $2,000 monthly revenue target, as the benchmark for ‘one machine’. However, given our expectation for lower potential revenue in the 12-door and 3-door lockers, we have historically counted them as a ‘half machine’.

Under this method of disclosure, the reported number of vending machines in contracts signed during the period and the number of machines installed at quarter end were as follows:

		Q1	Q2	Q3	Q4	Annual
'Machine equivalent' count signed during the period	2014	3,602
(locker equals half a machine)	2013	5,728	5,357	4,372	3,848	19,305
	2012	4,568	4,669	5,334	5,591	20,162
	2011	1,405	2,107	2,246	2,084	7,842

		Q1	Q2	Q3	Q4
'Machine equivalent' installed at the end of the period	2014	35,310
(locker equals half a machine)	2013	25,447	29,549	32,248	33,920
	2012	9,798	13,036	17,013	21,095
	2011	2,659	3,867	5,642	7,453
Today, our expanded fleet consists of thirteen different vending devices. We have learned much about these devices over the last several years and currently have target monthly revenue ranging from under $1,000 to in excess of $3,000 per device. During the final two quarters of 2013 we indicated our intention to refine the reporting of machine equivalencies in 2014 to better reflect the equivalencies based on the ‘target revenue potential’ of each device. The following two tables, new this quarter, are an attempt to provide this disclosure. They include two views of our data: (1) actual device count regardless of the type of machine and (2) ‘equivalent machine count’ based on the weighted target monthly revenue of each device (compared to the FAST 5000 device). For example, the 12-door locker, with target monthly revenue of $750, would be counted as ‘0.375 machine equivalent’ (0.375 = $750/$2,000).
Using this method, the industrial vending information related to contracts signed during each period was as follows:

		Q1	Q2	Q3	Q4	Annual
Device count signed during the period	2014	4,025
	2013	6,568	6,084	4,836	4,226	21,714
	2012	6,646	6,818	7,871	6,715	28,050
	2011	1,812	2,710	2,930	2,753	10,205

'Machine equivalent' count signed during the period	2014	2,974
	2013	4,825	4,505	3,656	3,244	16,230
	2012	3,827	3,926	4,581	4,739	17,073
	2011	1,264	1,915	2,035	1,880	7,094
Using this method, the industrial vending information related to installed machines at the end of each period was as follows:

		Q1	Q2	Q3	Q4
Device count installed at the end of the period	2014	42,153
	2013	32,007	36,452	39,180	40,775
	2012	12,600	16,964	21,998	26,975
	2011	3,227	4,793	7,062	9,462

'Machine equivalent' count installed at the end of the	2014	30,326
period	2013	22,020	25,512	27,818	29,262
	2012	8,842	11,604	14,880	18,395
	2011	2,462	3,548	5,154	6,771

The following table includes some additional statistics regarding our sales and sales growth:

		Q1	Q2	Q3	Q4
Percent of total net sales to customers with	2014	37.8%
industrial vending[1]	2013	27.5%	30.0%	33.3%	36.6%
	2012	17.8%	20.8%	23.2%	25.8%
	2011	8.9%	10.5%	13.1%	15.7%

		Q1	Q2	Q3	Q4
Daily sales growth to customers with	2014	19.7%
industrial vending[2]	2013	23.9%	18.9%	15.2%	18.7%
	2012	33.9%	34.3%	32.9%	28.6%
	2011	50.6%	43.9%	42.5%	40.7%
1 The percentage of total sales (vended and traditional) to customers currently using a vending solution.
2 The growth in total sales (vended and traditional) to customers currently using a vending solution compared to the same period in the preceding year.
In addition to the industrial vending operation noted above, which primarily relates to our non-fastener business, we also provide bin stock programs (also known as ‘keep fill’ programs in the industry) to numerous customers. This business, which relates to both our maintenance customers (MRO fasteners and non-fasteners) and original equipment manufacturers (OEM fasteners), has many similar attributes to our industrial vending relationships. These attributes include a strong relationship, where we are often their preferred supplier, and also includes a frequent level of business transactions. This business is performed without the aid of a vending machine, but does make use of the latest scanning technologies, scales systems, and our fully integrated distribution network to manage the supply chain for all sizes of customers. In recent years, we have begun to refer to this business using terms such as FMI (Fastenal Managed Inventory).

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
We achieve improvements in our relative profitability by increasing our gross margin, by structurally lowering our operating expenses, or both. We advance on the 'pathway to profit' by increasing the average store size (measured in terms of monthly sales), and by allowing the changing store mix to improve our profits. This is best explained by comparing the varying profitability of our 'traditional' stores in the table below. The average store size for the group, and the average age, number of stores, and pre-tax earnings data by store size for the first quarter of 2014, 2013, and 2012, respectively, were as follows:

Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Earnings Percentage
Three months ended March 31, 2014		Average store sales = $94,627
$0 to $30,000	6.1	176	6.6%	-13.2%
$30,001 to $60,000	8.6	726	27.1%	10.8%
$60,001 to $100,000	11.5	825	30.7%	19.4%
$100,001 to $150,000	13.8	473	17.6%	23.9%
Over $150,000	16.3	347	12.9%	26.3%
Strategic Account/Overseas Store		136	5.1%
Company Total		2,683	100.0%	20.4%

Three months ended March 31, 2013		Average store sales = $88,267
$0 to $30,000	5.4	261	9.8%	-11.6%
$30,001 to $60,000	8.2	771	29.0%	13.9%
$60,001 to $100,000	10.9	765	28.8%	22.5%
$100,001 to $150,000	12.8	437	16.4%	25.5%
Over $150,000	16.0	305	11.5%	29.0%
Strategic Account/Overseas Store		121	4.5%
Company Total		2,660	100.0%	21.7%

Three months ended March 31, 2012		Average store sales = $86,449
$0 to $30,000	4.4	289	11.1%	-17.4%
$30,001 to $60,000	7.6	795	30.4%	11.9%
$60,001 to $100,000	9.9	719	27.5%	21.5%
$100,001 to $150,000	12.5	419	16.0%	24.9%
Over $150,000	15.6	287	11.0%	28.4%
Strategic Account/Overseas Store		102	3.9%
Company Total		2,611	100.0%	21.0%
Note – Amounts may not foot due to rounding difference.
When we originally announced the 'pathway to profit' strategy in 2007, our goal was to increase our pre-tax earnings, as a percentage of sales, from 18% to 23%. This goal was to be accomplished by slowly moving the mix from the first three categories ($0 to $30,000, $30,001 to $60,000, and $60,001 to $100,000, these groups represented 76.5% of our store base in the first three months of 2007, the last quarter before we announced the 'pathway to profit') to the last three categories ($60,001 to $100,000, $100,001 to $150,000, and over $150,000, these groups represented 61.3% of our store base in the first quarter of 2014) and by increasing the average store sales from $71,600 (in the first three months of 2007) to approximately $125,000 per month. The weak economic environment in 2009 caused our average store size to decrease, and consequently lowered our level of profitability; however, we never lost sight of the simple 'economic math' of our business, and our ability to grow the level of profitability long-term. In the aftermath of 2009, we grew the average store size, we improved our gross margin, and we structurally lowered our operating expenses. The improvement in the latter two allowed us to amplify the 'pathway to profit' and effectively lowered the average store size required to hit our 23% goal. Today we believe we can accomplish our 'pathway to profit' goal with average store sales of approximately $100,000 to $110,000 per month.
Note – Dollar amounts in this section are presented in whole dollars, not thousands.

Store Count and Full-Time Equivalent (FTE) Headcount – The table below highlights certain impacts on our business of the 'pathway to profit' since its introduction in 2007.  Under the 'pathway to profit' we increased both our store count and our store FTE headcount during 2007 and 2008. However, the rate of increase in store locations slowed and our FTE headcount for all types of personnel was reduced when the economy weakened late in 2008. In the table that follows, we refer to our 'store' net sales, locations, and personnel. When we discuss 'store' net sales, locations, and personnel, we are referring to (1) 'Fastenal' stores and (2) strategic account stores. 'Fastenal' stores are either a 'traditional' store, the typical format in the United States or Canada, or an 'overseas' store, which is the typical format outside the United States and Canada. This is discussed in greater detail in our 2013 annual report on Form 10-K. Strategic account stores are stores that are focused on selling to a group of large customers in a limited geographic market. The sales outside of our 'store' group, relate to either (1) our in-plant locations, (2) the portion of our internally manufactured product that is sold directly to a customer and not through a store (including our Holo-Krome® business acquired in December 2009), or (3) our direct import business.
The breakdown of our sales, the average monthly sales per store, the number of stores at quarter end, the average headcount at our stores during a quarter, the average FTE headcount during a quarter, and the percentage change were as follows for the first quarter of 2007 (the last completed quarter before we began the 'pathway to profit') and for each of the last five quarters:

	Q1 2007	Q1 2013	Q2 2013	Q3 2013	Q4 2013	Q1 2014

Total net sales reported	$489,157	$806,326	$847,596	$858,424	$813,760	$876,501
Less: Non-store sales (approximate)	40,891	101,624	109,300	108,427	105,499	113,945
Store net sales (approximate)	$448,266	$704,702	$738,296	$749,997	$708,261	$762,556
% change since Q1 2007		57.2%	64.7%	67.3%	58.0%	70.1%
% change (twelve months)		4.2%	4.6%	6.8%	7.1%	8.2%

Percentage of sales through a store	92%	87%	87%	87%	87%	87%

Average monthly sales per store	$72	$88	$92	$93	$88	$95
(using ending store count)
% change since Q1 2007		22.2%	27.8%	29.2%	22.2%	31.9%
% change (twelve months)		2.3%	3.4%	5.7%	6.0%	8.0%

Company pre-tax earnings	18.1%	21.7%	22.7%	22.0%	19.3%	20.4%

	Q1 2007	Q1 2013	Q2 2013	Q3 2013	Q4 2013	Q1 2014

Store locations - quarter end count	2,073	2,660	2,677	2,686	2,687	2,683
% change since Q1 2007		28.3%	29.1%	29.6%	29.6%	29.4%
% change (twelve months)		1.9%	1.6%	1.4%	1.3%	0.9%

Store personnel - absolute headcount	6,849	10,108	10,160	10,607	11,261	11,775
% change since Q1 2007		47.6%	48.3%	54.9%	64.4%	71.9%
% change (twelve months)		-3.6%	-4.5%	0.0%	8.8%	16.5%

Store personnel - FTE	6,383	8,875	8,943	9,350	9,771	10,206
Non-store selling personnel - FTE	616	1,121	1,174	1,190	1,214	1,236
Subtotal of all sales personnel - FTE	6,999	9,996	10,117	10,540	10,985	11,442

Distribution personnel - FTE	1,646	1,819	1,867	1,986	2,040	2,076
Manufacturing personnel - FTE[1]	316	565	572	570	581	617
Administrative personnel - FTE	767	832	857	867	876	905
Subtotal of non-sales personnel - FTE	2,729	3,216	3,296	3,423	3,497	3,598

Total - average FTE headcount	9,728	13,212	13,413	13,963	14,482	15,040

% change since Q1 2007
Store personnel - FTE		39.0%	40.1%	46.5%	53.1%	59.9%
Non-store selling personnel - FTE		82.0%	90.6%	93.2%	97.1%	100.6%
Subtotal of all sales personnel - FTE		42.8%	44.5%	50.6%	57.0%	63.5%

Distribution personnel - FTE		10.5%	13.4%	20.7%	23.9%	26.1%
Manufacturing personnel - FTE[1]		78.8%	81.0%	80.4%	83.9%	95.3%
Administrative personnel - FTE		8.5%	11.7%	13.0%	14.2%	18.0%
Subtotal of non-sales personnel - FTE		17.8%	20.8%	25.4%	28.1%	31.8%

Total - average FTE headcount		35.8%	37.9%	43.5%	48.9%	54.6%

% change (twelve months)
Store personnel - FTE		-0.3%	-0.2%	1.1%	8.1%	15.0%
Non-store selling personnel - FTE		12.3%	11.4%	11.6%	13.5%	10.3%
Subtotal of all sales personnel - FTE		1.0%	-0.6%	2.2%	8.7%	14.5%

Distribution personnel - FTE		0.2%	-0.7%	5.2%	9.0%	14.1%
Manufacturing personnel - FTE[1]		7.2%	5.0%	4.8%	6.8%	9.2%
Administrative personnel - FTE		4.5%	7.9%	7.3%	8.0%	8.8%
Subtotal of non-sales personnel - FTE		2.5%	2.4%	5.7%	8.4%	11.9%

Total - average FTE headcount		1.4%	0.1%	3.1%	8.6%	13.8%

[1]	The manufacturing headcount was impacted by the addition of 92 employees with the acquisition of Holo-Krome® in December 2009.

STATEMENT OF EARNINGS INFORMATION (percentage of net sales) for the periods ended March 31:

	Three-month period
	2014	2013
Net sales	100.0%	100.0%
Gross profit	51.2%	52.3%
Operating and administrative expenses	30.8%	30.7%
Gain on sale of property and equipment	0.0%	0.0%
Operating income	20.4%	21.7%
Net interest income (expense)	0.0%	0.0%
Earnings before income taxes	20.4%	21.7%

Note – Amounts may not foot due to rounding difference.
Gross profit – percentage for the first quarter of 2014 decreased from the same period in 2013, but increased from the fourth quarter of 2013.
The gross profit percentage in the first, second, third, and fourth quarters was as follows:

	Q1	Q2	Q3	Q4
2014	51.2%
2013	52.3%	52.2%	51.7%	50.6%
2012	51.3%	51.6%	51.6%	51.6%
The fluctuations in our gross profit percentages are typically driven by changes in: (1) transactional gross profit, (2) organizational gross profit, and (3) supplier incentive gross profit. The transactional gross profit represents the gross profit realized from the day-to-day fluctuations in customer pricing relative to product and freight costs. The organizational gross profit represents the component of gross profit we attribute to buying scale and efficiency gains. The third component relates to supplier volume allowances. In the short-term, periods of inflation or deflation can influence the first two categories, while sudden changes in business volume can influence the third.
We believe a normal gross profit percentage range for our business is 51% to 53%. This is based on our current mix of products, geographies, end markets, and end market uses (such as industrial production business versus maintenance business). The following narrative may be more detail than you want; however, we believe it is an important recap to understanding the dynamics surrounding our gross profit patterns. Our business operated below our expected gross profit range at the end of 2009, and expanded into the low end of this range during 2010. In the second quarter of 2010, we moved into the middle of the range as the three components of gross profit improved, the contribution being split fairly evenly between the three components. We remained in the middle of the range until the fourth quarter of 2011. In the fourth quarter of 2011, our gross profit felt pressure and dropped to the lower end of the range. This drop was primarily due to changes in our transactional profit (primarily due to changes in product and customer mix), lower supplier incentive gross profit, and lower freight utilization. The latter two items created half of the gross profit drop and are more of a seasonal issue. In the first quarter of 2012, our gross profit improved nominally over the previous quarter. This was primarily caused by the seasonal improvement of supplier volume allowances as rising fuel prices offset our improvements in freight utilization. In the second, third, and fourth quarters of 2012, our gross profit improved when compared to the first quarter. Most of this improvement related to improvements in our transactional gross profit. The improvement was partially offset by the weakening of our selling prices in certain foreign markets due to changes in the exchange rate. One item of note, in the fourth quarter of 2012 we experienced a drop off in the freight component of our gross profit due to lower freight utilization, a typical pattern due to the seasonal drop off in business; this gross profit decline was offset by an improvement in the remaining portion of our transactional gross profit that centers on product transactional cost and customer pricing.
The first two quarters of 2013 experienced a strong improvement in gross profit. A piece of this related to the seasonal impact of improving freight utilization, but this improvement was constrained due to the weak sales growth. The real driver of improvement related to our store personnel, armed with our newly implemented price guidance system, exercising great judgment about pricing their product. During the third quarter of 2013, we experienced a sequential (second to third quarter) decline in our gross profit. Most of this decline was in the transaction profit (about 85% of the change); with the balance in the supplier incentive gross profit. The decline in our supplier incentive gross profit was due to our continued pattern of weak sales growth. Within the transaction component, product mix stood out as the most identifiable portion (this was about 40% of the total drop, and reflects the continued weakness in our fastener growth and the strength in the growth in safety products - fasteners carry a higher gross profit, safety products don't). The remaining portion of the transactional decline was split across a number of causes, the result of a very competitive landscape and our competitive nature. Beginning in the third quarter, we had placed a greater emphasis on expanding the headcount at our store locations, putting more emphasis on shorter cycle sales efforts, and moving the needle on top line growth. This impacted our gross profit in the short term; however, we think this approach is the correct long-term move as it reinforces our trust in our store personnel and our desire to grow our business long-term, but it does make for a bumpier ride. In the fourth quarter of 2013, we experienced another sequential (third to fourth quarter) decline in gross profit. Similar to prior years, we lost some gross profit due to a seasonal drop in freight utilization and in supplier incentive gross profit. This represented about 30% of the drop and was expected to recover in the new year as volume increases (seasonality) and supplier incentive programs reset (typically calendar based). The remaining drop relates to factors noted in the third quarter. We believe our expected gross profit range (51% to 53%) is still reasonable for 2014. In the first quarter of 2014, we moved back into our expected range. This improvement was evenly split between an improvement in freight utilization and in supplier incentive gross profit.
Operating and administrative expenses - were essentially unchanged as a percentage of sales in the first quarter of 2014 versus the first quarter of 2013.
Historically, our two largest components of operating and administrative expenses have consisted of employee related expenses (approximately 65% to 70%) and occupancy related expenses (approximately 15% to 20%). The remaining expenses cover a variety of items with selling transportation typically being the largest.
The three largest components of operating and administrative expenses grew as follows for the periods ended March 31 (compared to the same period in the preceding year):

	Three-month period
	2014	2013
Employee related expenses	6.4%	5.5%
Occupancy related expenses	8.6%	13.6%
Selling transportation costs	17.5%	0.9%
Employee related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. For the first three months of 2014, (1) our performance bonuses were lower due to modest earnings growth from the past year, (2) our industrial vending bonuses declined, (3) our profit sharing contribution contracted, and (4) our health care costs were flat. Nonetheless, total employee related expenses for the quarter grew due to (1) a 13.8% increase in our average employee headcount, measured on a full-time equivalent basis and (2) nominal growth in our sales commissions. The increase in employee related expenses in the first three months of 2013 was driven by the following factors: (1) average employee headcount, measured on a full-time equivalent basis, grew 1.4%, (2) sales commissions grew due to gross profit improvement, (3) bonus amounts related to our growth drivers grew (this includes items such as industrial vending bonuses which grew due to the strength in the vending rollout), (4) our profit sharing contribution grew, and (5) our health care costs grew.
Occupancy related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our stores and distribution locations, and (4) FAST Solutions® (industrial vending) equipment (we consider the vending equipment to be a logical extension of our store operation and classify the expense as occupancy). The increase in the first three months of 2014 was driven by (1) an increase in the amount of FAST Solutions® (industrial vending) equipment as discussed earlier in this document, (2) an increase in building utility cost due to a severe winter in January and February 2014, (3) a nominal increase in the number of store locations, and (4) an increased investment in our distribution infrastructure over the last several years, primarily related to automation. Two noteworthy components were industrial vending and utilities. The vending component represented 37% of the increase, while utilities represented 22% of the increase. The increase in the first quarter of 2013 was driven by (1) an increase in the amount of FAST Solutions® (industrial vending) equipment as discussed earlier in this document, (2) an increase in the number of locations, and (3) an increased investment in our distribution infrastructure of the last several years. Two noteworthy components were industrial vending and utilities. The vending component represented 62% of the increase, while utilities represented 18% of the increase. The latter, related to utilities, was due to a more severe winter and increases in natural gas prices.
Our selling transportation costs consist primarily of our store fleet as most of the distribution fleet costs are included in the cost of sales. Selling transportation costs included in operating and administrative expenses grew dramatically in the first three months of 2014, when compared to 2013. This was driven by the increase in store headcount and the reduction in mileage per gallon associated with winter driving conditions. The decrease in the first three months of 2013, when compared to 2012, was primarily driven by stronger sales patterns related to our used store truck fleet, which lowered our vehicle ownership costs.

The last several years have seen some variation in the cost of diesel fuel and gasoline – During the first quarter of 2014, our total vehicle fuel costs were approximately $11.9 million. During the first, second, third, and fourth quarters of 2013, our total vehicle fuel costs were approximately $10.6, $10.6, $11.2, and $9.6 million, respectively. The changes resulted from variations in fuel costs, variations in the service levels provided to our stores from our distribution centers, changes in the number of vehicles at our store locations, changes in the number of other sales centered vehicles as a result of store openings and the expansion of our non-store sales force, and changes in driving conditions. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of sales and the fuel utilized in our store delivery and other sales centered vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50:50 between distribution and store and other sales centered use).
The average per gallon fuel costs (in actual dollars) and the percentage change (on a year-over-year basis) for the last three years was as follows:

Per gallon average price	Q1	Q2	Q3	Q4	Annual Average[1]

2014 price
Diesel fuel	$3.98
Gasoline	$3.33

2013 price
Diesel fuel	$4.02	3.90	3.90	3.88	3.93
Gasoline	$3.51	3.60	3.56	3.30	3.49

2012 price
Diesel fuel	$3.92	3.98	3.88	4.05	3.96
Gasoline	$3.53	3.73	3.61	3.53	3.60

Per gallon price change	Q1	Q2	Q3	Q4	Annual[1]

2014 change
Diesel fuel	-1.0%
Gasoline	-5.1%

2013 change
Diesel fuel	2.6%	-2.0%	0.5%	-4.2%	-0.8%
Gasoline	-0.6%	-3.5%	-1.4%	-6.5%	-3.1%

[1]	Average of the four quarterly figures contained in the table.
Income taxes – Income taxes, as a percentage of earnings before income taxes, were approximately 37.4% and 37.8% for the first three months of 2014 and 2013, respectively.  As our international business and profits grow over time, the lower income tax rates in those jurisdictions, relative to the United States, have begun to lower our effective tax rate.

OPERATIONAL WORKING CAPITAL
The year-over-year comparison and the related dollar and percentage changes related to accounts receivable and inventories were as follows:

	Balance at March 31:			Twelve Month Dollar Change		Twelve Month Percentage Change
	2014	2013	2012	2014	2013	2014	2013
Accounts receivable, net	$473,181	418,733	386,882	54,448	31,851	13.0%	8.2%
Inventories	793,987	700,484	647,886	93,503	52,598	13.3%	8.1%
Operational working capital[1]	$1,267,168	1,119,217	1,034,768	147,951	84,449	13.2%	8.2%

Sales in last two months	$583,324	531,460	522,905	51,864	8,555	9.8%	1.6%
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
Our growth in inventory balances over time does not have as direct a relationship to our monthly sales patterns as does our growth in accounts receivable. This is impacted by other aspects of our business. For example, the dramatic economic slowdown in late 2008 and early 2009 caused our inventory to spike. This occurred because the lead time for inventory procurement is typically longer than the visibility we have into future monthly sales patterns. Over the last decade, we increased our relative inventory levels due to the following: (1) new store openings, (2) expanded stocking breadth at distribution centers (for example, our master stocking hub in Indianapolis expanded its product breadth over six fold from 2005 to 2011), (3) expanded direct sourcing, (4) expanded exclusive brands (private label), (5) expanded industrial vending solutions, (6) national accounts growth, (7) international growth, and (8) expanded stocking breadth at individual stores. While all of these items impacted both 2014 and 2013, items (3) through (8) had the greatest impact.
BALANCE SHEET AND CASH FLOW
Our balance sheet continues to be very strong and our operations have good cash generating characteristics. During the first quarter of 2014, we generated $143,298 (or 128.0% of net earnings) of operating cash flow. Our first quarter typically has stronger cash flow characteristics due to the timing of tax payments; this benefit reverses itself in the second, third, and fourth quarters as income tax payments go out in April, June, September, and December. The remaining amounts of cash flow from operating activities are largely linked to the pure dynamics of a distribution business and its strong correlation to working capital as discussed above. During 2013, and the first quarter of 2014, we incurred some short-term debt to fund capital expenditures and dividends. This was expected and is expected to continue throughout the remainder of 2014 and possibly 2015.
Our dividends (per share basis) were as follows in 2014 and 2013:

	2014	2013
First quarter	$0.25	$0.10
Second quarter*	0.25	0.20
Third quarter		0.25
Fourth quarter		0.25
Total	$0.50	$0.80
*The second quarter dividend was declared on April 10, 2014, and is payable on May 23, 2014 to shareholders of record at the close of business on April 25, 2014.

STOCK PURCHASES
During the first quarter of 2014, we purchased 200,000 shares of our common stock at an average price of approximately $44.24 per share. We currently have authority to purchase up to an additional 1,400,000 shares of our common stock.
CRITICAL ACCOUNTING POLICIES:
A discussion of the critical accounting policies related to accounting estimates is contained in our 2013 annual report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES:
Cash flow activity in dollars and as a percentage of net earnings was as follows:

	Three-month Period
	2014	2013
Net cash provided by operating activities	$143,298	160,244
Net cash used in investing activities	$31,490	54,312
Net cash used in financing activities	$80,849	25,887

Net cash provided by operating activities	128.0%	146.9%
Net cash used in investing activities	28.1%	49.8%
Net cash used in financing activities	72.2%	23.7%
Net cash provided by operating activities decreased from the prior year. The decrease was driven by the cash required to fund our working capital growth. These include: accounts receivable changes, inventory changes, and related accounts payable changes. This decrease was partially offset by the expansion of absolute profitability from 2013 to 2014.
Net cash used in investing activities changed primarily due to changes in capital expenditures. Property and equipment expenditures in the first three months of 2014 and 2013 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, (6) the expansion of Fastenal’s distribution/trucking fleet, (7) purchases related to FAST Solutions® (industrial vending), and (8) the expansion of distribution capabilities related to automation (including with respect to vending). Of these factors, the items related to industrial vending and distribution automation created the greatest impact to our capital expenditures in 2014 and 2013 (driving the increase in 2013 and the reduction in 2014). Disposals of property and equipment in both periods consisted of the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business and the disposition of real estate relating to several store locations (primarily a 2013 item).
Cash requirements for property and equipment expenditures were satisfied from net earnings, cash on hand, short-term borrowings, and the proceeds of disposals. We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and from our borrowing capacity.
Net cash used in financing activities consisted of the payment of dividends and, in the case of 2014, the purchases of common stock, with some offset related to the proceeds from the exercise of stock options. During the first three months of 2014 and 2013 we utilized some short-term borrowings, all of which were paid off at the end of the quarter.
A discussion of the nature and amount of future cash commitments is contained in our 2013 annual report on Form 10-K.
Certain Risks and Uncertainties – Certain statements contained in this document do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, plan, goal, project, will, and similar words or expressions. Any statement that is not a historical fact, including estimates, projections, future trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, and our strategies, goals, mission, and vision. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers or geographic locations, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, weak acceptance or adoption of vending technology or increased competition in industrial vending, difficulty in maintaining installation quality as our industrial vending business expands, difficulty in hiring, relocating, training or retaining qualified personnel, failure to accurately predict the number of North American markets able to support stores or to meet store opening goals, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position, changes in tax law, changes in the availability or price of commercial real estate, changes in the nature or price of distribution and other technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks from changes in interest rates, foreign currency exchange rates, commodity steel pricing, and commodity fuel prices. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Interest Rates – We have a credit facility totaling $170 million which expires December 13, 2015. This facility includes a $40 million letter of credit subfacility. Loans under the facility bear interest at a rate per annum equal to LIBOR plus 0.875%, we pay a commitment fee of 0.10% to 0.125% per annum (depending on usage) on the unused portion of the facility, and we pay a fee of 0.875% per annum on the undrawn amount of outstanding letters of credit and, subject to certain exceptions, an issuance fee of 0.075% of the face amount of the outstanding letters of credit. During the quarters ended March 31, 2014 and 2013, we received loan advances under this credit facility and repaid all advances during the quarter. On March 31, 2014, there were no loan advances outstanding under the facility and there were undrawn letters of credit outstanding under the facility with a face amount of $34.376 million. We do not believe our operations are currently subject to significant market risk for interest rates.
Foreign Currency Exchange Rates – Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at March 31, 2014.
Commodity Steel Pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. During the last decades, there has been nominal movement in overall steel pricing, with some deflation occurring in the wake of the economic crisis of the Far East markets that occurred in the late 1990’s. This trend reversed to inflation in the period from late 2003 to the early part of 2005 and again from mid 2007 to the fall of 2008. In the first half of 2009, we noted meaningful deflation. In 2010, we noted minimal price changes except for stainless steel which did inflate. Stainless steel products represent approximately 5% of our business. In 2011 and 2012 we noted nominal price increases while pricing was flat to nominally down in 2013. In 2013 and 2014, we noted some deflation in overall steel pricing. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.
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

ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the 'Securities Exchange Act')). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding disclosure. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
A description of our legal proceedings, if any, is contained in Note 6 to the 'Notes to Consolidated Financial Statements'. The description of legal proceedings, if any, in Note 6 is incorporated herein by reference.

ITEM 1A — RISK FACTORS
We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Item 2 of Part I above and in our most recently filed annual report on Form 10-K under Forward-Looking Statements and Item 1A – Risk Factors. There has been no material change in those risk factors.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the first three months of 2014:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 1-31, 2014	0	$0.00	0	1,600,000
February 1-28, 2014	200,000	$44.24	200,000	1,400,000
March 1-31, 2014	0	$0.00	0	1,400,000
Total	200,000	$44.24	200,000	1,400,000

1
On July 10, 2009 we announced that our board of directors had authorized purchases by us of up to 4,000,000 shares of our common stock. This authorization replaced any unused authorization previously granted by our board of directors. During 2009, we purchased 2,200,000 shares of our outstanding stock under this authorization at an average price of $18.69 per share. During 2013, we purchased 200,000 shares of our common stock under this authorization at an average price of approximately $45.40 per share. All of the purchases described in the table were made pursuant to this authorization. We may continue to make purchases under this authorization. This authorization does not have an expiration date.

ITEM 5 — OTHER INFORMATION
A description of an amendment to our credit facility is contained in Note (7) 'Subsequent Events' of the 'Notes to Consolidated Financial Statements'. The description of the amendment to our credit facility is incorporated herein by reference.

ITEM 6 — EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended March 31, 2012)

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 8-K dated as of October 15, 2010)

10.1	First Amendment to Credit Agreement dated as of April 15, 2014 among Fastenal Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from Fastenal Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on April 16, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

/s/ Willard D. Oberton
(Willard D. Oberton, Chief Executive Officer)
(Duly Authorized Officer)

Date April 16, 2014	/s/ Daniel L. Florness
(Daniel L. Florness, Chief Financial Officer)
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	(Incorporated by reference)

3.2	Restated By-Laws of Fastenal Company	(Incorporated by reference)

10.1	First Amendment to Credit Agreement dated as of April 15, 2014 among Fastenal Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	Electronically Filed

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed

101.INS	XBRL Instance Document	Electronically Filed

101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically Filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically Filed

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically Filed

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically Filed