Form 10-Q
period 2014-06-30
FASTENAL CO
filed 2014-07-16
CIK 815556

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014, or

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at July 10, 2014
Common Stock, par value $.01 per share	296,770,069

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands except share information)

	(Unaudited)
Assets	June 30, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$105,940	58,506
Marketable securities	453	451
Trade accounts receivable, net of allowance for doubtful accounts of $10,588 and $9,248, respectively	502,330	414,331
Inventories	818,771	784,068
Deferred income tax assets	17,279	18,248
Prepaid income taxes	—	24,869
Other current assets	111,009	107,988
Total current assets	1,555,782	1,408,461

Property and equipment, less accumulated depreciation	714,912	654,850
Other assets, net	12,279	12,473

Total assets	$2,282,973	2,075,784

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$70,000	—
Accounts payable	109,488	91,253
Accrued expenses	166,625	148,579
Income taxes payable	5,350	—
Total current liabilities	351,463	239,832

Deferred income tax liabilities	63,386	63,255

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 400,000,000 shares authorized, 296,764,444 and 296,753,544 shares issued and outstanding, respectively	2,968	2,968
Additional paid-in capital	70,631	69,847
Retained earnings	1,782,873	1,688,781
Accumulated other comprehensive income	11,652	11,101
Total stockholders' equity	1,868,124	1,772,697
Total liabilities and stockholders' equity	$2,282,973	2,075,784
See accompanying notes to consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Amounts in thousands except earnings per share)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Net sales	$1,826,439	1,653,922	$949,938	847,596

Cost of sales	895,294	789,321	467,271	404,875
Gross profit	931,145	864,601	482,667	442,721

Operating and administrative expenses	545,859	498,084	276,016	250,750
Gain on sale of property and equipment	(412)	(456)	(196)	(243)
Operating income	385,698	366,973	206,847	192,214

Interest income	249	615	129	168
Interest expense	(320)	(37)	(194)	(3)

Earnings before income taxes	385,627	367,551	206,782	192,379

Income tax expense	143,182	137,494	76,268	71,370

Net earnings	$242,445	230,057	$130,514	121,009

Basic net earnings per share	$0.82	0.78	$0.44	0.41

Diluted net earnings per share	$0.82	0.77	$0.44	0.41

Basic weighted average shares outstanding	296,667	296,711	296,691	296,779

Diluted weighted average shares outstanding	297,534	297,690	297,578	297,722
See accompanying notes to consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Net earnings	$242,445	230,057	$130,514	121,009
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0 in 2014 and 2013)	549	(7,359)	5,386	(3,288)
Change in marketable securities (net of tax of $0 in 2014 and 2013)	2	83	—	20
Comprehensive income	$242,996	222,781	$135,900	117,741
See accompanying notes to consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$242,445	230,057
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	35,190	30,969
Gain on sale of property and equipment	(412)	(456)
Bad debt expense	5,421	4,336
Deferred income taxes	1,100	(220)
Stock-based compensation	3,000	2,700
Excess tax benefits from stock-based compensation	(1,488)	(2,093)
Amortization of non-compete agreements	263	158
Changes in operating assets and liabilities:
Trade accounts receivable	(93,420)	(68,629)
Inventories	(34,703)	(9,724)
Other current assets	(3,021)	(8,515)
Accounts payable	18,235	11,734
Accrued expenses	18,046	13,135
Income taxes	31,707	16,558
Other	566	(6,145)
Net cash provided by operating activities	222,929	213,865

Cash flows from investing activities:
Purchases of property and equipment	(97,560)	(92,561)
Proceeds from sale of property and equipment	2,720	2,904
Net increase in marketable securities	(2)	(83)
Net (increase) decrease in other assets	(69)	37
Net cash used in investing activities	(94,911)	(89,703)

Cash flows from financing activities:
Borrowings under line of credit	380,000	30,000
Payments against line of credit	(310,000)	(30,000)
Proceeds from exercise of stock options	5,143	7,118
Excess tax benefits from stock-based compensation	1,488	2,093
Purchases of common stock	(8,847)	—
Payments of dividends	(148,353)	(89,000)
Net cash used in financing activities	(80,569)	(79,789)

Effect of exchange rate changes on cash	(15)	(1,131)

Net increase in cash and cash equivalents	47,434	43,242

Cash and cash equivalents at beginning of period	58,506	79,611

Cash and cash equivalents at end of period	$105,940	122,853

Supplemental disclosure of cash flow information:
Cash paid during each period for interest	$320	37
Net cash paid during each period for income taxes	$99,348	120,716
See accompanying notes to consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
June 30, 2014 and 2013
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

The following table presents the placement in the fair value hierarchy of assets that are measured at fair value on a recurring basis:

June 30, 2014:	Total	Level 1	Level 2	Level 3
Common stock	$453	453	—	—
Total available-for-sale securities	$453	453	—	—

December 31, 2013:	Total	Level 1	Level 2	Level 3
Common stock	$451	451	—	—
Total available-for-sale securities	$451	451	—	—

June 30, 2013:	Total	Level 1	Level 2	Level 3
Common stock	$437	437	—	—
Total available-for-sale securities	$437	437	—	—
There were no transfers between levels during the six and three month periods ended June 30, 2014 and 2013.
As of June 30, 2014, December 31, 2013, and June 30, 2013, our financial assets that are measured at fair value on a recurring basis consisted of common stock.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
June 30, 2014 and 2013
(Unaudited)

Marketable securities, all treated as available-for-sale securities, consist of the following:

June 30, 2014:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock	$197	256	—	453
Total available-for-sale securities	$197	256	—	453

December 31, 2013:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock	$197	254	—	451
Total available-for-sale securities	$197	254	—	451

June 30, 2013:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock	$197	240	—	437
Total available-for-sale securities	$197	240	—	437
The unrealized gains and losses recorded in accumulated other comprehensive income and the realized gains and losses recorded in earnings were immaterial during the periods reported in these consolidated financial statements.
Future maturities of our available-for-sale securities consist of the following:

	Less than 12 Months		Greater than 12 Months
June 30, 2014:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Common stock	$197	453	—	—
Total available-for-sale securities	$197	453	—	—

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
June 30, 2014 and 2013
(Unaudited)

(3) Stockholders’ Equity
Our authorized, issued, and outstanding shares (stated in whole numbers) consist of the following:

	Par Value		June 30, 2014	December 31, 2013	June 30, 2013
Preferred stock	$.01	/share
Shares authorized			5,000,000	5,000,000	5,000,000
Shares issued and outstanding			—	—	—
Common stock	$.01	/share
Shares authorized			400,000,000	400,000,000	400,000,000
Shares issued and outstanding			296,764,444	296,753,544	296,860,119
Dividends
On July 10, 2014, our board of directors declared a dividend of $0.25 per share of common stock. This dividend is to be paid in cash on August 22, 2014 to shareholders of record at the close of business on July 25, 2014. Since 2011 we have paid quarterly dividends. Our board of directors expects to continue paying quarterly dividends, provided the future determination as to payment of dividends will depend on the financial needs of the Company and such other factors as deemed relevant by the board of directors.
The following table presents the dividends either paid previously or declared by our board of directors for future payment:

	2014	2013
First quarter	$0.25	0.10
Second quarter	0.25	0.20
Third quarter	0.25	0.25
Fourth quarter		0.25
Total	$0.75	0.80

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
June 30, 2014 and 2013
(Unaudited)

Stock Options

The following tables summarize the details of grants made under our stock option plan that are still outstanding, and the assumptions used to value these options. All options granted were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	June 30, 2014
Date of Grant				Options Outstanding	Options Exercisable
April 22, 2014	942,500	$56.00	$50.53	912,500	—
April 16, 2013	205,000	$54.00	$49.25	162,500	—
April 17, 2012	1,235,000	$54.00	$49.01	1,105,000	—
April 19, 2011	410,000	$35.00	$31.78	330,000	25,000
April 20, 2010	530,000	$30.00	$27.13	271,050	136,050
April 21, 2009	790,000	$27.00	$17.61	388,700	208,700
April 15, 2008	550,000	$27.00	$24.35	185,000	127,500
April 17, 2007	4,380,000	$22.50	$20.15	1,629,730	1,314,730
Total	9,042,500			4,984,480	1,811,980

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
April 22, 2014	1.8%	5.00	2.0%	28.55%	$9.57
April 16, 2013	0.7%	5.00	1.6%	37.42%	$12.66
April 17, 2012	0.9%	5.00	1.4%	39.25%	$13.69
April 19, 2011	2.1%	5.00	1.6%	39.33%	$11.20
April 20, 2010	2.6%	5.00	1.5%	39.10%	$8.14
April 21, 2009	1.9%	5.00	1.0%	38.80%	$3.64
April 15, 2008	2.7%	5.00	1.0%	30.93%	$7.75
April 17, 2007	4.6%	4.85	1.0%	31.59%	$5.63
All of the options in the tables above vest and become exercisable over a period of up to eight years. Each option will terminate in approximately nine years.

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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the six month periods ended June 30, 2014 and 2013 was $3,000 and $2,700, respectively. Unrecognized compensation expense related to outstanding unvested stock options as of June 30, 2014 was $20,024 and is expected to be recognized over a weighted average period of 4.76 years. Any future changes in estimated forfeitures will impact this amount.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
June 30, 2014 and 2013
(Unaudited)

Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive:

	Six-month Period		Three-month Period
Reconciliation	2014	2013	2014	2013
Basic weighted average shares outstanding	296,666,992	296,711,326	296,691,232	296,778,588
Weighted shares assumed upon exercise of stock options	867,481	978,224	887,187	943,682
Diluted weighted average shares outstanding	297,534,473	297,689,550	297,578,419	297,722,270

	Six-month Period		Three-month Period
Summary of Anti-dilutive Options Excluded	2014	2013	2014	2013
Options to purchase shares of common stock	1,646,892	1,238,356	1,997,363	1,307,857
Weighted average exercise prices of options	$54.44	$54.00	$54.72	$54.00
Any dilutive impact summarized above relates to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive option securities then outstanding.

(4) Income Taxes
Fastenal, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction, numerous states, and various local and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2011 in the case of United States federal and non-United States examinations and 2010 in the case of state and local examinations.
As of June 30, 2014 and 2013, the Company had $3,916 and $7,660, respectively, of liabilities recorded related to gross unrecognized tax benefits. Included in this liability for unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. The Company does not anticipate its total unrecognized tax benefits will change significantly during the next 12 months.

(5) Operating Leases
We lease certain pick-up trucks under operating leases. These leases have a non-cancellable lease term of one year, with renewal options for up to 72 months. The pick-up truck leases include an early buy out clause we generally exercise, thereby giving the leases an effective term of 28-36 months. Certain operating leases for vehicles contain residual value guarantee provisions which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $56,711. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote, except for a $19 loss on disposal reserve provided at June 30, 2014. Our fleet also contains vehicles we estimate will settle at a gain. Gains on these vehicles will be recognized when we sell or dispose of the vehicle or at the end of the lease term.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
June 30, 2014 and 2013
(Unaudited)

(6) Commitments and Contingencies
Credit Facilities and Commitments
We have an unsecured revolving credit facility totaling $170,000 which expires December 13, 2015. The facility includes a $40,000 letter of credit subfacility. At June 30, 2014 and 2013 there were undrawn letters of credit outstanding under this facility, with a face amount of $34,411 and $29,250, respectively, and there were loans outstanding under this facility of $70,000 and $0, respectively. We have the right to prepay this debt and intend to repay this amount using cash within the next twelve months; therefore, we have classified the debt as a current liability. Loans under the facility are subject to certain financial covenants, and we are currently in compliance with these covenants.
Loans under the facility, other than swing line loans, bear interest at a rate per annum equal to, at our election, either (i) LIBOR for an interest period of one month, reset daily, plus 0.875%, or (ii) LIBOR for an interest period of one, two, three, six or twelve months as selected by us, reset at the end of the selected interest period, plus 0.875%. The outstanding loan amount at June 30, 2014 bears interest at a rate per annum equal to option (i) noted above. Swing line loans bear interest at a rate per annum equal to LIBOR for an interest period of one month, reset daily, plus 0.875%. We pay a commitment fee for the unused portion of the facility of 0.10% per annum if the average quarterly utilization of the facility is 20% or more, or 0.125% per annum if the average quarterly utilization of the facility is less than 20%. For each letter of credit issued under the facility, we pay a commission fee on the amount available to be drawn under such letter of credit equal to 0.875% per annum and, subject to certain exceptions, an issuance fee equal to 0.075% of the face amount of such letter of credit.

Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2013 annual report on Form 10-K in Note 10 of the Notes to Consolidated Financial Statements. As of June 30, 2014 there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.

(7) Subsequent Events
We evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements, with the exception of the dividend disclosed in Note (3) 'Stockholders' Equity'.

(8) New Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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
Our motto is Growth through Customer Service®. This is important given the points noted above. We believe in efficient markets – to us, this means we can grow our market share if we provide the greatest value to our customers. We believe our ability to grow is amplified if we can service our customers at the closest economic point of contact. For us, this 'closest economic point of contact' is the local store; therefore, our focus centers on understanding our customers' day, their opportunities, and their obstacles.
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

SALES GROWTH
Net sales and growth rates in net sales were as follows:
Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.

	Six-month period		Three-month period
	2014	2013	2014	2013
Net sales	$1,826,439	1,653,922	$949,938	847,596
Percentage change	10.4%	5.1%	12.1%	5.3%

	Six-month period		Three-month period
	2014	2013	2014	2013
Daily sales growth rate	10.4%	5.9%	12.1%	5.3%
Impact of currency fluctuations (primarily Canada)	-0.5%	-0.1%	-0.4%	-0.1%
The increase in net sales in the periods noted for 2014 and 2013 came primarily from higher unit sales. Our growth in net sales was impacted by slight inflationary price changes in our non-fastener products and some price deflation in our fastener products, but the net impact was a drag on growth. Our growth in net sales was not meaningfully impacted by the introduction of new products or services, with one exception. Over the last several years, our FAST Solutions® (industrial vending) initiative has stimulated faster growth with a subset of our customers (discussed later in this document). The higher unit sales resulted primarily from increases in sales at older store locations (discussed below and again later in this document) and to a lesser degree the opening of new store locations in the last several years. The growth in net sales at the older store locations was due to the growth drivers of our business (discussed later in this document). The impact of change in currencies in foreign countries (primarily Canada) relative to the United States dollar is noted in the table above.
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

	Six-month Period		Three-month Period
	2014	2013	2014	2013
Store Age
Opened greater than 2 years	9.1%	4.2%	10.7%	3.6%
Opened greater than 5 years	8.3%	3.1%	10.0%	2.7%
Opened greater than 10 years	7.6%	1.6%	9.4%	1.3%
Note: The age groups above are measured as of the last day of each respective calendar year.

SALES BY PRODUCT LINE:
The mix of sales from the original fastener product line and from the other product lines was as follows:

	Six-month Period		Three-month Period
	2014	2013	2014	2013
Fastener product line	40.4%	43.1%	40.6%	43.1%
Other product lines	59.6%	56.9%	59.4%	56.9%
	100.0%	100.0%	100.0%	100.0%

MONTHLY SALES CHANGES, SEQUENTIAL TRENDS, AND END MARKET PERFORMANCE
This section focuses on three distinct views of our business – monthly sales changes, sequential trends, and end market performance. The first discussion regarding monthly sales changes provides a good mechanical view of our business based on the age of our stores. The second discussion provides a framework for understanding the sequential trends (that is, comparing a month to the immediately preceding month, and also looking at the cumulative change from an earlier benchmark month) in our business. Finally, we believe the third discussion regarding end market performance provides insight into activities with our various types of customers.
Monthly Sales Changes:
All company sales – During the months noted below, all of our selling locations, when combined, had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2014	6.7%	7.7%	11.6%	10.0%	13.5%	12.7%
2013	6.7%	8.2%	5.1%	4.8%	5.3%	6.0%	2.9%	7.2%	5.7%	7.7%	8.2%	6.7%
2012	21.3%	20.0%	19.3%	17.3%	13.1%	14.0%	12.1%	12.0%	12.9%	6.8%	8.2%	9.7%
Stores opened greater than two years – Our stores opened greater than two years (store sites opened as follows: 2014 group – opened 2012 and earlier, 2013 group – opened 2011 and earlier, and 2012 group – opened 2010 and earlier) represent a consistent 'same-store' view of our business. During the months noted below, the stores opened greater than two years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2014	5.5%	6.5%	10.2%	8.4%	12.1%	11.4%
2013	5.0%	6.5%	3.4%	3.1%	3.5%	4.3%	1.4%	5.5%	4.2%	6.1%	6.2%	4.9%
2012	18.8%	17.1%	16.8%	14.5%	10.1%	11.1%	9.1%	8.6%	9.8%	3.8%	5.1%	6.6%
Stores opened greater than five years – The impact of the economy, over time, is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2014 group – opened 2009 and earlier, 2013 group – opened 2008 and earlier, and 2012 group – opened 2007 and earlier). This group, which represented about 90% of our total sales in the first six months of 2014, is more cyclical due to the increased market share they enjoy in their local markets.  During the months noted below, the stores opened greater than five years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2014	4.6%	5.4%	9.5%	7.7%	11.5%	10.8%
2013	3.2%	5.6%	2.3%	2.0%	2.7%	3.4%	0.6%	4.7%	3.2%	5.3%	6.1%	4.8%
2012	17.4%	15.8%	15.7%	13.7%	9.0%	10.2%	8.3%	7.9%	8.5%	2.6%	4.6%	5.6%
Summarizing comments – There are three distinct influences to our growth: (1) execution, (2) currency fluctuations, and (3) economic fluctuations. This discussion centers on (2) and (3).
The change in currencies in foreign countries (primarily Canada) relative to the United States dollar impacted our growth over the last several years. During the years 2012 and 2013, it lowered our growth by 0.1% and 0.2%, respectively. In the first six months of 2014 it lowered our growth by 0.5%.
During 2012, the growth in the first three and a half months generally continued the relative strength we saw in 2011. Then we began to experience several distinct economic slowdowns. The first occurred in the late April/May time frame, and then moderated until September 2012. The second occurred in the October/November time frame. This was exaggerated by the impact of Hurricane Sandy and an unusual business day comparison in October (23 days in 2012 versus 21 days in 2011 - the maintenance portion of our business is often linked to monthly spend patterns of our customers, which are not as business day dependent, this can dilute the daily growth picture given the change in business day divisor). The third occurred in the spring of 2013. This involved our fastener product line and our construction business (primarily non-residential construction). This third slowdown, similar to the first two listed, mirrored or slightly led some softening in the PMI Index. The PMI Index is a composite index of economic activity in the United States manufacturing sector. It is published by the Institute for Supply Management and is available at http://www.ism.ws/. The fastener piece was heavily impacted by our industrial production business. These customers utilize our fasteners in the manufacture/assembly of their finished products. The end markets with the most pronounced weakening included heavy machinery manufacturers with exposure to: mining, military, agriculture, and construction. The fourth and fifth occurred in July 2013 and December 2013. The daily sales growth in July 2013 and

December 2013 were negatively impacted by the timing of the July 4th holiday (Thursday in 2013, Wednesday in 2012, Monday in 2011) and the Christmas/New Year holiday (Wednesday in 2013, Tuesday in 2012, and Sunday in 2011). This resulted in a 'lone' business day on Friday, July 5, 2013, in which many of our customers were closed, and three distinct one to two day work periods in the last two weeks of December 2013. The December impact was amplified due to poor weather conditions.
Our daily sales growth trends have improved since September 2013. This was largely related to changing comparisons to 2012 and to the improving sequential patterns noted in the next discussion. Our sales to customers engaged in light and medium duty manufacturing (largely related to consumer products) are improving; this makes sense given the trends in the PMI Index.
In the first quarter of 2014, our sales growth was hampered in January and February due to a weak economy and foreign exchange rate fluctuations (primarily related to the Canadian dollar); however, the biggest impact was a severe winter in North America and its negative impact on our customers and our trucking network. In March 2014, the weak economy and negative foreign exchange rate fluctuations continued; however, the weather normalized and our daily sales growth expanded to 11.6%. This double digit growth in March was helped by the Easter timing (April in 2014), but the real story is good people, good execution, and minimal negative weather impacts. In the second quarter of 2014, the negative impact of the Easter timing was felt, and then a 'less noisy' picture emerged in May and June. One optimistic observation; our sales to customers engaged in heavy machinery manufacturing (primarily serving the mining, military, agricultural, and construction end markets), which represents approximately one fifth of our business, had a very weak 2013, but stabilized late in 2013 and has improved in the first six months of 2014.
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
History has identified these landings in our business cycle. They generally relate to months with impaired business days (certain holidays). The first landing centers on Easter, which alternates between March and April (Easter occurred in April 2014, March 2013, and April 2012), the second landing centers on July 4th, and the third landing centers on the approach of winter with its seasonal impact on primarily our construction business and with the Christmas/New Year holiday. The holidays we noted impact the trends because they either move from month-to-month or because they move around during the week (the July 4th and Christmas/New Year holiday impacts are examples).
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

											Cumulative
											Change from
											Jan. to
	Jan. [1]	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	June	Oct.
Benchmark	0.8%	2.2%	3.8%	0.4%	3.1%	2.7%	-2.1%	2.5%	3.7%	-1.2%	12.6%	15.9%
2014	-1.4%	3.0%	7.1%	-2.6%	4.2%	2.5%					14.8%
14Delta	-2.2%	0.8%	3.3%	-3.0%	1.1%	-0.2%					2.2%
2013	-0.4%	2.0%	3.4%	-1.1%	1.0%	3.2%	-5.5%	5.5%	2.9%	-2.9%	8.7%	8.2%
13Delta	-1.2%	-0.2%	-0.4%	-1.5%	-2.1%	0.5%	-3.4%	3.0%	-0.8%	-1.7%	-3.9%	-7.7%
2012	-0.3%	0.5%	6.4%	-0.8%	0.5%	2.5%	-2.7%	1.3%	4.3%	-4.8%	9.3%	7.1%
12Delta	-1.1%	-1.7%	2.6%	-1.2%	-2.6%	-0.2%	-0.6%	-1.2%	0.6%	-3.6%	-3.3%	-8.8%

(1)	The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.

A graph of the sequential daily sales change pattern discussed above, starting with a base of '100' in the previous October and ending with the next October, would be as follows:

130
120
110
100
90
Previous Oct.
Jan.
Feb.
Mar.
Apr.
May
June
July
Aug.
Sept.
Oct.
Benchmark
2014
2013
2012

End Market Performance:
The momentum has been building in our business during 2014. To highlight this strength, we included the June 2014 daily sales growth rate in the tables below.
Fluctuations in end market business – The sequential trends noted above were directly linked to fluctuations in our end markets. To place this in perspective – approximately 50% of our business has historically been with customers engaged in some type of manufacturing. The daily sales to these customers grew, when compared to the same period in the prior year, as follows:

		Q1	Q2	Q3	Q4	Annual
2014	(June = 12.0%)	9.0%	11.2%
2013		7.0%	5.9%	4.7%	7.2%	6.3%
2012		20.3%	15.8%	14.0%	9.7%	14.9%
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
The best way to understand the change in our industrial production business is to examine the results in our fastener product line (just over 40% of our business) and to factor in the changes in our business with heavy equipment manufacturers (discussed earlier in this document). From a company perspective, sales of fasteners grew, when compared to the same period in the prior year, as follows (note: this information includes all end markets):

		Q1	Q2	Q3	Q4	Annual
2014	(June = 6.6%)	1.6%	5.5%
2013		1.7%	1.9%	1.0%	1.9%	1.6%
2012		15.4%	8.0%	6.0%	2.6%	7.8%
By contrast, the best way to understand the change in the maintenance portion of the manufacturing business is to examine the results in our non-fastener product lines.  From a company perspective, sales of non-fasteners grew, when compared to the same period in the prior year, as follows (note: this information includes all end markets):

		Q1	Q2	Q3	Q4	Annual
2014	(June = 17.5%)	14.2%	17.1%
2013		10.8%	8.5%	8.9%	12.0%	10.1%
2012		25.1%	21.1%	18.0%	13.6%	19.2%
The non-fastener business demonstrated greater relative resilience over the last several years, when compared to our fastener business and to the distribution industry in general, due to our strong FAST Solutions® (industrial vending) program; this is discussed in greater detail later in this document. However, this business was not immune to the impact of a weak industrial environment.
Our non-residential construction customers have historically represented 20% to 25% of our business. The daily sales to these customers grew when compared to the same period in the prior year, as follows:

		Q1	Q2	Q3	Q4	Annual
2014	(June = 8.8%)	2.9%	7.5%
2013		2.9%	0.7%	3.9%	2.8%	2.5%
2012		17.1%	12.7%	8.2%	4.2%	10.3%
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
In our first ten years of being public (1987 to 1997), we opened stores at an annual rate approaching 30%.  In the next ten years (1997 to 2007), we opened stores at an annual rate of approximately 10% to 15% and, since 2007, at an annual rate of approximately 2% to 8%. We opened 17 stores in the first six months of 2014 and currently expect to open approximately 35 to 40 stores in total for 2014, or an annual rate of approximately 1% to 2%.
During our almost 50 years of business existence, we have constantly evolved to better serve the market (as is described in the paragraphs below) and have always been willing to challenge our approach. In our first 20 to 25 years we closed several store locations because we felt the market was insufficient to operate a profitable business. Every one of those locations was subsequently ‘reopened’ when our business model evolved to serve these markets profitably. During the last 20 to 25 years, we have enjoyed continued success with our store-based model, and we continue to challenge our approach. Based on this approach, we have closed approximately 85 stores in the last ten years - not because they weren’t successful, but rather because we felt we had a better approach to growth. In the first six months of 2014, we have continued to challenge our approach and closed 20 stores (all but four of these locations were in close proximity to another Fastenal store). In the second quarter of 2014 we took a hard look at our business and identified another 45 stores we intend to close in the second half of 2014 (all but eight of these locations are in close proximity to another Fastenal store). Several items we think are noteworthy: the group of stores we identified for closure in the second half of 2014 was profitable in the first quarter of 2014 (our analysis measurement period); they operated with average sales of about $36 thousand per month. We chose to close this group because we felt this was simply a better approach to growing our business profitably.
There is a short-term price for closing these stores; and, since we believe we will maintain the vast majority of the sales associated with these locations and since most of the impacted employees have a nearby store from which to operate, the price primarily relates to the future commitments related to the leased locations. During the second quarter of 2014, we recorded the impaired future costs related to these commitments. The expense was not material as these locations have relatively short lease commitments and minimal leasehold improvements.

During the years, our expanding footprint has provided us with greater access to more customers, and we have continued to diversify our growth drivers. This was done to provide existing store personnel with more tools to grow their business organically, and the results of this are reflected in our earlier discussion on sales growth at stores opened greater than five years. In the early 1990's, we began to expand our product lines, and we added new product knowledge to our bench (the non-fastener products now represent over 50% of our sales). This was our first big effort to diversify our growth drivers. The next step began in the mid to late 1990's when we began to add sales personnel with certain specialties or focus. This began with our National Accounts group in 1995, and, over time, has expanded to include individuals dedicated to: (1) sales related to our internal manufacturing division, (2) government sales, (3) internet sales, (4) specific products (most recently metalworking), and (5) FAST Solutions® (industrial vending).  Another step occurred at our sales locations (this includes Fastenal stores as well as strategic account stores and in-plant locations) and at our distribution centers, and began with a targeted merchandising and inventory placement strategy that included our 'Customer Service Project' approximately twelve years ago and our 'Master Stocking Hub' initiative approximately seven years ago. These strategies allowed us to better target where to stock certain products (local store, regional distribution center, master stocking hub, or supplier) and allowed us to improve our fulfillment, lower our freight costs, and improve our ability to serve a broader range of customers. During 2013 and 2014, we expanded our store based inventory offering around select industries (with an emphasis on fasteners, construction products, and safety products) and beginning in the latter half of 2013 we expanded two key employee groups: (1) the number of employees working in our stores and (2) the number of district and regional leaders supporting our stores. The theme that shines through in all these changes, particularly the last several, is a simple one – invest into and support our sales machine – the local store.
Over the last several years our FAST Solutions® (industrial vending) operation has been an expanding component of our business. We believe industrial vending will be an important chapter in the Fastenal story; we also believe it has the potential to be transformative to industrial distribution, and that we have a 'first mover' advantage. Given this, we have been investing aggressively to maximize the advantage.
Our expanded industrial vending fleet consists of thirteen different vending devices. We have learned much about these devices over the last several years and currently have target monthly revenue ranging from under $1,000 to in excess of $3,000 per device. The following two tables provide two views of our data: (1) actual device count regardless of the type of machine and (2) ‘machine equivalent' count based on the weighted target monthly revenue of each device (compared to the FAST 5000 device, which has a $2,000 monthly revenue target). For example, the 12-door locker, with target monthly revenue of $750, would be counted as ‘0.375 machine equivalent’ (0.375 = $750/$2,000).
The industrial vending information related to contracts signed during each period was as follows:

		Q1	Q2	Q3	Q4	Annual
Device count signed during the period	2014	4,025	4,137
	2013	6,568	6,084	4,836	4,226	21,714
	2012	6,646	6,818	7,871	6,715	28,050
	2011	1,812	2,710	2,930	2,753	10,205

'Machine equivalent' count signed during the period	2014	2,974	3,179
	2013	4,825	4,505	3,656	3,244	16,230
	2012	3,827	3,926	4,581	4,739	17,073
	2011	1,264	1,915	2,035	1,880	7,094
The industrial vending information related to installed machines at the end of each period was as follows:

		Q1	Q2	Q3	Q4
Device count installed at the end of the period	2014	42,153	43,761
	2013	32,007	36,452	39,180	40,775
	2012	12,600	16,964	21,998	26,975
	2011	3,227	4,793	7,062	9,462

'Machine equivalent' count installed at the end of the	2014	30,326	31,713
period	2013	22,020	25,512	27,818	29,262
	2012	8,842	11,604	14,880	18,395
	2011	2,462	3,548	5,154	6,771

The following table includes some additional statistics regarding our sales and sales growth:

		Q1	Q2	Q3	Q4
Percent of total net sales to customers with	2014	37.8%	37.0%
industrial vending[1]	2013	27.5%	30.0%	33.3%	36.6%
	2012	17.8%	20.8%	23.2%	25.8%
	2011	8.9%	10.5%	13.1%	15.7%

		Q1	Q2	Q3	Q4
Daily sales growth to customers with	2014	19.7%	20.9%
industrial vending[2]	2013	23.9%	18.9%	15.2%	18.7%
	2012	33.9%	34.3%	32.9%	28.6%
	2011	50.6%	43.9%	42.5%	40.7%
1 The percentage of total sales (vended and traditional) to customers currently using a vending solution.
2 The growth in total sales (vended and traditional) to customers currently using a vending solution compared to the same period in the preceding year.
In addition to the industrial vending operation noted above, which primarily relates to our non-fastener business, we also provide bin stock programs (also known as ‘keep fill’ programs in the industry) to numerous customers. This business, which relates to both our maintenance customers (MRO fasteners and non-fasteners) and original equipment manufacturers (OEM fasteners), has many similar attributes to our industrial vending relationships. These attributes include a strong relationship with these customers, where we are often their preferred supplier, and also includes a frequent level of business transactions. This business is performed without the aid of a vending machine, but does make use of the latest scanning technologies, scales systems, and our fully integrated distribution network to manage the supply chain for all sizes of customers. In recent years, we have begun to refer to this business as FMI (Fastenal Managed Inventory).

PROFIT DRIVERS OF OUR BUSINESS
As we state several times in this document, profit is important to us. For a distribution business profit and cash flow go hand in hand, and this cash flow funds our growth and creates value for our customers, our employees, our suppliers, and our shareholders. We grow our profits by continuously working to grow sales and to improve our relative profitability. We also grow our profits by allowing our inherent profitability to shine through – we refer to this as the 'pathway to profit'. The distinction is important.
We achieve improvements in our relative profitability by increasing our gross profit, by structurally lowering our operating expenses, or both. We advance on the 'pathway to profit' by increasing the average store size (measured in terms of monthly sales), and by allowing the changing store mix to improve our profits. This is best explained by comparing the varying profitability of our 'traditional' stores in the table below. The average store size for the group, and the average age, number of stores, and pre-tax earnings data by store size for the second quarter of the last three years were as follows:

Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Earnings Percentage
Three months ended June 30, 2014		Average store sales = $102,357
$0 to $30,000	5.9	147	5.5%	-12.7%
$30,001 to $60,000	8.5	622	23.2%	11.8%
$60,001 to $100,000	10.8	816	30.4%	20.1%
$100,001 to $150,000	13.3	528	19.7%	24.7%
Over $150,000	16.0	430	16.0%	27.4%
Strategic Account/Overseas Store		141	5.2%
Company Total		2,684	100.0%	21.8%

Three months ended June 30, 2013		Average store sales = $91,947
$0 to $30,000	4.8	220	8.2%	-10.3%
$30,001 to $60,000	7.9	731	27.3%	14.5%
$60,001 to $100,000	10.7	804	30.0%	23.2%
$100,001 to $150,000	12.6	451	16.9%	26.5%
Over $150,000	15.6	344	12.9%	29.2%
Strategic Account/Overseas Store		127	4.7%
Company Total		2,677	100.0%	22.7%

Three months ended June 30, 2012		Average store sales = $89,169
$0 to $30,000	4.2	266	10.1%	-11.8%
$30,001 to $60,000	7.3	769	29.2%	12.6%
$60,001 to $100,000	10.0	757	28.7%	22.3%
$100,001 to $150,000	12.1	419	15.9%	26.1%
Over $150,000	15.2	316	12.0%	29.3%
Strategic Account/Overseas Store		108	4.1%
Company Total		2,635	100.0%	22.2%
Note – Amounts may not foot due to rounding difference.
When we originally announced the 'pathway to profit' strategy in 2007, our goal was to increase our pre-tax earnings, as a percentage of sales, from 18% to 23%. This goal was to be accomplished by slowly moving the mix from the first three categories ($0 to $30,000, $30,001 to $60,000, and $60,001 to $100,000, these groups represented 76.5% of our store base in the first three months of 2007, the last quarter before we announced the 'pathway to profit') to the last three categories ($60,001 to $100,000, $100,001 to $150,000, and over $150,000, these groups represented 66.1% of our store base in the second quarter of 2014) and by increasing the average store sales from $71,600 (in the first three months of 2007) to approximately $125,000 per month. The weak economic environment in 2009 caused our average store size to decrease, and consequently lowered our level of profitability; however, we never lost sight of the simple 'economic math' of our business, and our ability to grow the level of profitability long-term. In the aftermath of 2009, we grew the average store size, we improved our gross profit, and we structurally lowered our operating expenses. The improvement in the latter two allowed us to amplify the 'pathway to profit' and effectively lowered the average store size required to hit our 23% goal. Today we believe we can accomplish our 'pathway to profit' goal with average store sales of approximately $110,000 per month.
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
The breakdown of our net sales, the average monthly sales per store, the number of stores at quarter end, the absolute headcount at our stores during a quarter, the average FTE headcount during a quarter, and the percentage change for each were as follows for the first quarter of 2007 (the last completed quarter before we began the 'pathway to profit') and for each of the last five quarters:

	Q1 2007	Q2 2013	Q3 2013	Q4 2013	Q1 2014	Q2 2014

Total net sales reported	$489,157	$847,596	$858,424	$813,760	$876,501	$949,938
Less: Non-store sales (approximate)	40,891	109,300	108,427	105,499	113,945	125,509
Store net sales (approximate)	$448,266	$738,296	$749,997	$708,261	$762,556	$824,429
% change since Q1 2007		64.7%	67.3%	58.0%	70.1%	83.9%
% change (twelve months)		4.6%	6.8%	7.1%	8.2%	11.7%

Percentage of sales through a store	92%	87%	87%	87%	87%	87%

Average monthly sales per store	$72	$92	$93	$88	$95	$102
(using ending store count)
% change since Q1 2007		27.8%	29.2%	22.2%	31.9%	41.7%
% change (twelve months)		3.4%	5.7%	6.0%	8.0%	10.9%

Company pre-tax earnings	18.1%	22.7%	22.0%	19.3%	20.4%	21.8%

	Q1 2007	Q2 2013	Q3 2013	Q4 2013	Q1 2014	Q2 2014

Store locations - quarter end count	2,073	2,677	2,686	2,687	2,683	2,684
% change since Q1 2007		29.1%	29.6%	29.6%	29.4%	29.5%
% change (twelve months)		1.6%	1.4%	1.3%	0.9%	0.3%

Store personnel - absolute headcount	6,849	10,160	10,607	11,261	11,775	11,958
% change since Q1 2007		48.3%	54.9%	64.4%	71.9%	74.6%
% change (twelve months)		-4.5%	0.0%	8.8%	16.5%	17.7%

Store personnel - FTE	6,383	8,943	9,350	9,771	10,206	10,446
Non-store selling personnel - FTE	616	1,174	1,190	1,214	1,236	1,276
Subtotal of all sales personnel - FTE	6,999	10,117	10,540	10,985	11,442	11,722

Distribution personnel - FTE	1,646	1,867	1,986	2,040	2,076	2,139
Manufacturing personnel - FTE[1]	316	572	570	581	617	642
Administrative personnel - FTE	767	857	867	876	905	924
Subtotal of non-sales personnel - FTE	2,729	3,296	3,423	3,497	3,598	3,705

Total - average FTE headcount	9,728	13,413	13,963	14,482	15,040	15,427

% change since Q1 2007
Store personnel - FTE		40.1%	46.5%	53.1%	59.9%	63.7%
Non-store selling personnel - FTE		90.6%	93.2%	97.1%	100.6%	107.1%
Subtotal of all sales personnel - FTE		44.5%	50.6%	57.0%	63.5%	67.5%

Distribution personnel - FTE		13.4%	20.7%	23.9%	26.1%	30.0%
Manufacturing personnel - FTE[1]		81.0%	80.4%	83.9%	95.3%	103.2%
Administrative personnel - FTE		11.7%	13.0%	14.2%	18.0%	20.5%
Subtotal of non-sales personnel - FTE		20.8%	25.4%	28.1%	31.8%	35.8%

Total - average FTE headcount		37.9%	43.5%	48.9%	54.6%	58.6%

% change (twelve months)
Store personnel - FTE		-0.2%	1.1%	8.1%	15.0%	16.8%
Non-store selling personnel - FTE		11.4%	11.6%	13.5%	10.3%	8.7%
Subtotal of all sales personnel - FTE		-0.6%	2.2%	8.7%	14.5%	15.9%

Distribution personnel - FTE		-0.7%	5.2%	9.0%	14.1%	14.6%
Manufacturing personnel - FTE[1]		5.0%	4.8%	6.8%	9.2%	12.2%
Administrative personnel - FTE		7.9%	7.3%	8.0%	8.8%	7.8%
Subtotal of non-sales personnel - FTE		2.4%	5.7%	8.4%	11.9%	12.4%

Total - average FTE headcount		0.1%	3.1%	8.6%	13.8%	15.0%

[1]	The manufacturing headcount was impacted by the addition of 92 employees with the acquisition of Holo-Krome® in December 2009.

STATEMENT OF EARNINGS INFORMATION (percentage of net sales) for the periods ended June 30:

	Six-month period		Three-month period
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	51.0%	52.3%	50.8%	52.2%
Operating and administrative expenses	29.9%	30.1%	29.1%	29.6%
Gain on sale of property and equipment	0.0%	0.0%	0.0%	0.0%
Operating income	21.1%	22.2%	21.8%	22.7%
Net interest income (expense)	0.0%	0.0%	0.0%	0.0%
Earnings before income taxes	21.1%	22.2%	21.8%	22.7%

Note – Amounts may not foot due to rounding difference.
Gross profit – The gross profit percentage in the first, second, third, and fourth quarters was as follows:

	Q1	Q2	Q3	Q4
2014	51.2%	50.8%
2013	52.3%	52.2%	51.7%	50.6%
2012	51.3%	51.6%	51.6%	51.6%
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
We believe a normal gross profit percentage range for our business is 51% to 53% (see also the discussion under the caption 'BUSINESS UPDATE' earlier in this document). This is based on our current mix of products, geographies, end markets, and end market uses (such as industrial production business versus maintenance business). We have been focused on top line growth improvement and have been willing to operate in the lower half of, and sometimes just below, the normal range. The following narrative may be more detail than you want; however, we believe it is an important recap to understanding the dynamics surrounding our gross profit patterns. Our business operated below our expected gross profit range at the end of 2009, and expanded into the low end of this range during 2010. In the second quarter of 2010, we moved into the middle of the range as the three components of gross profit improved, the contribution being split fairly evenly between the three components. We remained in the middle of the range until the fourth quarter of 2011. In the fourth quarter of 2011, our gross profit felt pressure and dropped to the lower end of the range. This drop was primarily due to changes in our transactional profit (primarily due to changes in product and customer mix), lower supplier incentive gross profit, and lower freight utilization. The latter two items created half of the gross profit drop and are more of a seasonal issue. In the first quarter of 2012, our gross profit improved nominally over the previous quarter. This was primarily caused by the seasonal improvement of supplier volume allowances as rising fuel prices offset our improvements in freight utilization. In the second, third, and fourth quarters of 2012, our gross profit improved when compared to the first quarter. Most of this improvement related to improvements in our transactional gross profit. The improvement was partially offset by the weakening of our selling prices in certain foreign markets due to changes in the exchange rate. One item of note, in the fourth quarter of 2012 we experienced a drop off in the freight component of our gross profit due to lower freight utilization, a typical pattern due to the seasonal drop off in business; this gross profit decline was offset by an improvement in the remaining portion of our transactional gross profit that centers on product transactional cost and customer pricing.
The first two quarters of 2013 experienced a strong improvement in gross profit. A piece of this related to the seasonal impact of improving freight utilization, but this improvement was constrained due to the weak sales growth. The real driver of improvement related to our store personnel, armed with our newly implemented price guidance system, exercising great judgment about pricing their product. During the third quarter of 2013, we experienced a sequential (second to third quarter) decline in our gross profit. Most of this decline was in the transactional profit (about 85% of the change); with the balance in the supplier incentive gross profit. The decline in our supplier incentive gross profit was due to our continued pattern of weak sales growth. Within the transactional component, product mix stood out as the most identifiable portion (this was about 40% of the total drop, and reflects the continued weakness in our fastener growth and the strength in the growth in safety products - fasteners carry a higher gross profit, safety products don't). The remaining portion of the transactional decline was split across a number of causes, the result of a very competitive landscape and our competitive nature. Beginning in the third quarter, we had placed a greater emphasis on expanding the headcount at our store locations, putting more emphasis on shorter cycle sales efforts, and moving the needle on top line growth. This has impacted our gross profit in the short term; however, we think this approach is the correct long-term move as it reinforces our trust in our store personnel and our desire to grow our business long-term, but it does make for a bumpier ride. In the fourth quarter of 2013, we experienced another sequential (third to fourth quarter) decline in gross profit. Similar to prior years, we lost some gross profit due to a seasonal drop in freight utilization and in supplier incentive gross profit. This represented about 30% of the drop and was expected to recover in the new year as volume increases (seasonality) and supplier incentive programs reset (typically calendar based). The remaining drop relates to factors noted in the third quarter. In the first quarter of 2014 we moved back into our expected range. This improvement was evenly split between an improvement in freight utilization and in supplier incentive gross profit. In the second quarter of 2014 we dropped below the range. The drop was primarily related to transactional gross profit driven by changes in product mix, end market mix, and a strong sales growth emphasis.
Operating and administrative expenses - decreased as a percentage of sales in the second quarter of 2014 versus the second quarter of 2013.
Historically, our two largest components of operating and administrative expenses have consisted of employee related expenses (approximately 65% to 70%) and occupancy related expenses (approximately 15% to 20%). The remaining expenses cover a variety of items with selling transportation typically being the largest.
The three largest components of operating and administrative expenses grew as follows for the periods ended June 30 (compared to the same period in the preceding year):

	Six-month period		Three-month period
	2014	2013	2014	2013
Employee related expenses	9.3%	4.1%	12.2%	2.7%
Occupancy related expenses	8.9%	12.1%	9.2%	10.6%
Selling transportation costs	16.7%	-0.8%	15.9%	-2.6%
Employee related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. For the first six months of 2014, when compared to 2013, (1) our performance bonuses and commissions grew due to our expanding sales growth from the past year, (2) our profit sharing contribution contracted due to lower relative profitability, and (3) our health care costs grew. These factors, combined with a 14.4% increase in full-time equivalent headcount, caused employee related costs to grow. Employee related expenses in the second quarter of 2014, when compared to 2013, grew for similar reasons; the noteworthy differences being a greater growth in bonuses and commissions as well as a 15.0% increase in full-time equivalent headcount. For the first six months of 2013, when compared to 2012, performance bonuses were down; however, this decrease was offset by increases related to the following factors: (1) average employee headcount, measured on a full-time equivalent basis, grew 1.4% and 0.1% in the first and second quarters, respectively, (2) sales commissions grew due to the gross profit improvement, (3) bonus amounts related to our growth drivers grew (this relates to our industrial vending bonuses which grew in the six month period), (4) our profit sharing contribution grew, and (5) our health care costs grew. The increase in employee related expenses in the second quarter of 2013, when compared to 2012, grew for similar reasons, except for the industrial vending bonuses, which declined.
Occupancy related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our stores and distribution locations, and (4) FAST Solutions® (industrial vending) equipment (we consider the vending equipment to be a logical extension of our store operation and classify the expense as occupancy). The increase in the first six months of 2014, when compared to 2013, was driven by (1) an increase in the amount of FAST Solutions® (industrial vending) equipment as discussed earlier in this document, (2) an increase in building utility cost due to a severe winter in January and February 2014, (3) a nominal increase in the number of store locations, (4) an increased investment in our distribution infrastructure over the last several years, primarily related to automation, and (5) an accrual related to closed and closing store locations. The increase in the second quarter of 2014, when compared to 2013, was driven by the same factors as the six month period except for the winter component. The increase in the first six months of 2013, when compared to 2012, was driven by (1) a dramatic increase in the amount of FAST SolutionsSM (industrial vending) equipment as discussed earlier in this document, (2) a nominal increase in the number of store locations, and (3) an increased investment in our distribution infrastructure over the last several years. In the first half of 2013, the industrial vending component represented 62% of the increase and utilities represented 17% of the increase. The increase in occupancy related expenses in the second quarter of 2013, when compared to 2012, grew for similar reasons, except for the utilities component.
Our selling transportation costs consist primarily of our store fleet as most of the distribution fleet costs are included in the cost of sales. Selling transportation costs included in operating and administrative expenses grew in the first six months of 2014, when compared to 2013. This was driven by the increase in store headcount and the reduction in mileage per gallon associated with severe winter driving conditions. The increase in the second quarter of 2014, when compared to 2013, was driven by the same factors as the six-month period except for the winter component. Selling transportation costs included in operating and administrative expenses were essentially flat in the first half of 2013, when compared to 2012. This was helped by stronger conservation factors and a lower price per gallon for fuel. This fact pattern was also true for the second quarter of 2013, when compared to 2012.
The last several years have seen some variation in the cost of diesel fuel and gasoline – During the first and second quarters of 2014, our total vehicle fuel costs were approximately $11.9 and $12.5 million, respectively. During the first, second, third, and fourth quarters of 2013, our total vehicle fuel costs were approximately $10.6, $10.6, $11.2, and $9.6 million, respectively. The changes resulted from variations in fuel costs, variations in the service levels provided to our stores from our distribution centers, changes in the number of vehicles at our store locations, changes in the number of other sales centered vehicles as a result of store openings and the expansion of our non-store sales force, and changes in driving conditions. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of sales and the fuel utilized in our store delivery and other sales centered vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50:50 between distribution and store and other sales centered use).
The average per gallon fuel costs (in actual dollars) and the percentage change (on a year-over-year basis) for the last three years was as follows:

Per gallon average price	Q1	Q2	Q3	Q4	Annual Average[1]

2014 price
Diesel fuel	$3.98	3.95
Gasoline	$3.33	3.62

2013 price
Diesel fuel	$4.02	3.90	3.90	3.88	3.93
Gasoline	$3.51	3.60	3.56	3.30	3.49

2012 price
Diesel fuel	$3.92	3.98	3.88	4.05	3.96
Gasoline	$3.53	3.73	3.61	3.53	3.60

Per gallon price change	Q1	Q2	Q3	Q4	Annual[1]

2014 change
Diesel fuel	-1.0%	1.3%
Gasoline	-5.1%	0.6%

2013 change
Diesel fuel	2.6%	-2.0%	0.5%	-4.2%	-0.8%
Gasoline	-0.6%	-3.5%	-1.4%	-6.5%	-3.1%

[1]	Average of the four quarterly figures contained in the table.
Income taxes – Income taxes, as a percentage of earnings before income taxes, were approximately 37.1% and 37.4% for the first half of 2014 and 2013, respectively.  As our international business and profits grow over time, the lower income tax rates in those jurisdictions, relative to the United States, have begun to lower our effective tax rate.

OPERATIONAL WORKING CAPITAL
The year-over-year comparison and the related dollar and percentage changes related to accounts receivable and inventories were as follows:

	Balance at June 30:			Twelve Month Dollar Change		Twelve Month Percentage Change
	2014	2013	2012	2014	2013	2014	2013
Accounts receivable, net	$502,330	436,452	399,993	65,878	36,459	15.1%	9.1%
Inventories	818,771	725,107	662,689	93,664	62,418	12.9%	9.4%
Operational working capital[1]	$1,321,101	1,161,559	1,062,682	159,542	98,877	13.7%	9.3%

Sales in last two months	$634,790	560,974	543,797	73,816	17,177	13.2%	3.2%
1 For purposes of this discussion, we are defining operational working capital as accounts receivable, net and inventories.
The growth in accounts receivable noted above was driven by our sales growth in the final two months of the period. The strong growth in recent years of our international business and of our large customer accounts has created meaningful difficulty with managing the growth of accounts receivable relative to the growth in sales. The growth of the June 2014 balance was amplified due to an additional day in June 2014 which caused total sales growth in June to be 18.3%.
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
BALANCE SHEET AND CASH FLOW
Our balance sheet continues to be very strong and our operations have good cash generating characteristics. During the second quarter of 2014, we generated $79,631 (or 61.0% of net earnings) of operating cash flow; year-to-date, we generated $222,929 (or 92.0% of net earnings) of operating cash flow. Our first quarter typically has stronger cash flow characteristics due to the timing of tax payments; this benefit reverses itself in the second, third, and fourth quarters as income tax payments go out in April, June, September, and December. The remaining amounts of cash flow from operating activities are largely linked to the pure dynamics of a distribution business and its strong correlation to working capital as discussed above. During 2013, and the first half of 2014, we incurred some short-term debt to fund capital expenditures and dividends. This was expected and is expected to continue throughout the remainder of 2014 and possibly 2015.
Our dividends (per share basis) were as follows in 2014 and 2013:

	2014	2013
First quarter	$0.25	$0.10
Second quarter	0.25	0.20
Third quarter*	0.25	0.25
Fourth quarter		0.25
Total	$0.75	$0.80
*The third quarter dividend was declared on July 10, 2014, and is payable on August 22, 2014 to shareholders of record at the close of business on July 25, 2014.

STOCK PURCHASES
During the first quarter of 2014, we purchased 200,000 shares of our common stock at an average price of approximately $44.24 per share. We did not purchase any stock in the second quarter of 2014. We currently have authority to purchase up to an additional 1,400,000 shares of our common stock.
CRITICAL ACCOUNTING POLICIES:
A discussion of the critical accounting policies related to accounting estimates is contained in our 2013 annual report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES:
Cash flow activity in dollars and as a percentage of net earnings was as follows:

	Six-month Period
	2014	2013
Net cash provided by operating activities	$222,929	213,865
Net cash used in investing activities	$94,911	89,703
Net cash used in financing activities	$80,569	79,789

Net cash provided by operating activities	92.0%	93.0%
Net cash used in investing activities	39.1%	39.0%
Net cash used in financing activities	33.2%	34.7%
Net cash provided by operating activities increased from the prior year. The increase was driven by growth in net earnings, the depreciation added back, and timing of income tax payments. This was partially offset by the cash required to fund our working capital growth. The working capital components include: trade accounts receivable changes, inventory changes, and related accounts payable changes.
Net cash used in investing activities changed primarily due to changes in capital expenditures. Property and equipment expenditures in the first six months of 2014 and 2013 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pickup trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, (6) the expansion of Fastenal’s distribution/trucking fleet, (7) purchases related to FAST Solutions® (industrial vending), and (8) the expansion of distribution capabilities related to automation (including with respect to vending). Of these factors, the items related to industrial vending and distribution automation created the greatest impact to our capital expenditures in 2014 and 2013. Disposals of property and equipment in both periods consisted of the planned disposition of certain pickup trucks, semi-tractors, and trailers in the normal course of business and the disposition of real estate relating to several store locations (primarily a 2013 item).
Cash requirements for property and equipment expenditures were satisfied from net earnings, cash on hand, short-term borrowings, and the proceeds of disposals. We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and from our borrowing capacity.
Net cash used in financing activities consisted of the payment of dividends and, in the case of 2014, the purchases of common stock, with offset related to the proceeds from the exercise of stock options and advances under our line of credit which remained outstanding in June 2014. During the first six months of 2014 and 2013 we utilized some short-term borrowings.
A discussion of the nature and amount of future cash commitments is contained in our 2013 annual report on Form 10-K.
Certain Risks and Uncertainties – Certain statements contained in this document do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, plan, goal, project, will, potential, momentum, target, and similar words or expressions. Any statement that is not a historical fact, including estimates, projections, future trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, and our strategies, goals, mission, and vision. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers or geographic locations, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, weak acceptance or adoption of vending technology or increased competition in industrial vending, difficulty in maintaining installation quality as our industrial vending business expands, difficulty in hiring, relocating, training or retaining qualified personnel, failure to accurately predict the number of North American markets able to support stores or to meet store opening goals, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position, changes in tax law, changes in the availability or price of commercial real estate, changes in the nature or price of distribution and other technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks from changes in interest rates, foreign currency exchange rates, commodity steel pricing, and commodity fuel prices. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Interest Rates – A description of our exposure to certain market risks from changes in interest rates is contained in Note 6 of the ‘Notes to Consolidated Financial Statements’. The description of our exposure to certain market risks from changes in interest rates contained in Note 6 is incorporated herein by reference. We do not believe our operations are currently subject to significant market risk for interest rate exposure.
Foreign Currency Exchange Rates – Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at June 30, 2014.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the second quarter of 2014:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1-30, 2014	0	$0.00	0	1,400,000
May 1-31, 2014	0	$0.00	0	1,400,000
June 1-30, 2014	0	$0.00	0	1,400,000
Total	0	$0.00	0	1,400,000

1
On July 10, 2009 we announced that our board of directors had authorized purchases by us of up to 4,000,000 shares of our common stock. This authorization replaced any unused authorization previously granted by our board of directors. All of the purchases described in the table (if any) and in this footnote were made pursuant to this authorization. During 2009, we purchased 2,200,000 shares of our common stock at an average price of $18.69 per share, during 2013, we purchased 200,000 shares of our common stock at an average price of $45.40 per share, and during the first quarter of 2014, we purchased 200,000 shares of our common stock at an average price of $44.24 per share. We may continue to make purchases under this authorization. This authorization does not have an expiration date.

ITEM 6 — EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended March 31, 2012)

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 8-K dated as of October 15, 2010)

10.1
First Amendment to Credit Agreement dated as of April 15, 2014 among Fastenal Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 10-Q for the quarter ended March 31, 2014)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from Fastenal Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on July 16, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

/s/ Willard D. Oberton
Willard D. Oberton, Chief Executive Officer
(Duly Authorized Officer)

Date July 16, 2014	/s/ Daniel L. Florness
Daniel L. Florness, Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	(Incorporated by reference)

3.2	Restated By-Laws of Fastenal Company	(Incorporated by reference)

10.1	First Amendment to Credit Agreement dated as of April 15, 2014 among Fastenal Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	(Incorporated by reference)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed

101.INS	XBRL Instance Document	Electronically Filed

101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically Filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically Filed

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically Filed

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically Filed