Form 10-Q
period 2014-09-30
FASTENAL CO
filed 2014-10-15
CIK 815556

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014, or

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at October 9, 2014
Common Stock, par value $.01 per share	296,440,794

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands except share information)

	(Unaudited)
Assets	September 30, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$116,329	58,506
Marketable securities	—	451
Trade accounts receivable, net of allowance for doubtful accounts of $11,587 and $9,248, respectively	522,265	414,331
Inventories	836,379	784,068
Deferred income tax assets	17,098	18,248
Prepaid income taxes	—	24,869
Other current assets	127,334	107,988
Total current assets	1,619,405	1,408,461

Property and equipment, less accumulated depreciation	741,489	654,850
Other assets, net	12,101	12,473

Total assets	$2,372,995	2,075,784

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$105,000	—
Accounts payable	112,579	91,253
Accrued expenses	182,143	148,579
Income taxes payable	8,181	—
Total current liabilities	407,903	239,832

Deferred income tax liabilities	63,519	63,255

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 400,000,000 shares authorized, 296,440,794 and 296,753,544 shares issued and outstanding, respectively	2,965	2,968
Additional paid-in capital	56,734	69,847
Retained earnings	1,841,994	1,688,781
Accumulated other comprehensive (loss) income	(120)	11,101
Total stockholders' equity	1,901,573	1,772,697
Total liabilities and stockholders' equity	$2,372,995	2,075,784
See accompanying notes to consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Amounts in thousands except earnings per share)

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Net sales	$2,807,253	2,512,346	$980,814	858,424

Cost of sales	1,377,415	1,204,350	482,121	415,029
Gross profit	1,429,838	1,307,996	498,693	443,395

Operating and administrative expenses	831,991	753,042	286,132	254,957
Gain on sale of property and equipment	(722)	(568)	(310)	(112)
Operating income	598,569	555,522	212,871	188,550

Interest income	637	733	388	118
Interest expense	(591)	(61)	(271)	(25)

Earnings before income taxes	598,615	556,194	212,988	188,643

Income tax expense	222,856	206,787	79,674	69,293

Net earnings	$375,759	349,407	$133,314	119,350

Basic net earnings per share	$1.27	1.18	$0.45	0.40

Diluted net earnings per share	$1.26	1.17	$0.45	0.40

Basic weighted average shares outstanding	296,643	296,756	296,595	296,843

Diluted weighted average shares outstanding	297,485	297,701	297,378	297,716
See accompanying notes to consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Net earnings	$375,759	349,407	$133,314	119,350
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0 in 2014 and 2013)	(10,967)	(3,692)	(11,516)	3,668
Change in marketable securities (net of tax of $0 in 2014 and 2013)	(254)	88	(256)	4
Comprehensive income	$364,538	345,803	$121,542	123,022
See accompanying notes to consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$375,759	349,407
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	53,476	47,212
Gain on sale of property and equipment	(722)	(568)
Bad debt expense	8,429	7,087
Deferred income taxes	1,414	519
Stock-based compensation	4,620	4,050
Excess tax benefits from stock-based compensation	(1,925)	(2,682)
Amortization of non-compete agreements	395	290
Changes in operating assets and liabilities:
Trade accounts receivable	(116,363)	(88,580)
Inventories	(52,311)	(40,602)
Other current assets	(19,346)	(23,386)
Accounts payable	21,326	27,112
Accrued expenses	33,564	26,292
Income taxes	34,975	12,044
Other	(10,349)	(2,922)
Net cash provided by operating activities	332,942	315,273

Cash flows from investing activities:
Purchases of property and equipment	(143,547)	(145,559)
Proceeds from sale of property and equipment	4,154	4,291
Net decrease (increase) in marketable securities	451	(87)
Net increase in other assets	(23)	(79)
Net cash used in investing activities	(138,965)	(141,434)

Cash flows from financing activities:
Borrowings under line of credit	540,000	100,000
Payments against line of credit	(435,000)	(100,000)
Proceeds from exercise of stock options	7,036	9,039
Excess tax benefits from stock-based compensation	1,925	2,682
Purchases of common stock	(26,697)	(9,080)
Payments of dividends	(222,546)	(163,219)
Net cash used in financing activities	(135,282)	(160,578)

Effect of exchange rate changes on cash	(872)	(682)

Net increase in cash and cash equivalents	57,823	12,579

Cash and cash equivalents at beginning of period	58,506	79,611

Cash and cash equivalents at end of period	$116,329	92,190

Supplemental disclosure of cash flow information:
Cash paid during each period for interest	$591	61
Net cash paid during each period for income taxes	$175,453	192,408
See accompanying notes to consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
September 30, 2014 and 2013
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

(2) Financial Instruments and Marketable Securities
Due to the varying short-term cash needs of our business, we periodically have marketable securities. We value these assets utilizing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to measurements involving unobservable inputs (Level 3). The three levels of the fair value hierarchy and how they are determined are defined in our 2013 annual report on Form 10-K in Note 1 of the Notes to Consolidated Financial Statements. Based on our short-term cash needs, we did not have any marketable securities as of September 30, 2014.

(3) Stockholders’ Equity
Our authorized, issued, and outstanding shares (stated in whole numbers) consist of the following:

	Par Value		September 30, 2014	December 31, 2013	September 30, 2013
Preferred stock	$.01	/share
Shares authorized			5,000,000	5,000,000	5,000,000
Shares issued and outstanding			—	—	—
Common stock	$.01	/share
Shares authorized			400,000,000	400,000,000	400,000,000
Shares issued and outstanding			296,440,794	296,753,544	296,742,069
Dividends
On October 9, 2014, our board of directors declared a dividend of $0.25 per share of common stock. This dividend is to be paid in cash on November 21, 2014 to shareholders of record at the close of business on October 24, 2014. Since 2011, we have paid quarterly dividends. Our board of directors expects to continue paying quarterly dividends, provided the future determination as to payment of dividends will depend on the financial needs of the Company and such other factors as deemed relevant by the board of directors.
The following table presents the dividends either paid previously or declared by our board of directors for future payment:

	2014	2013
First quarter	$0.25	0.10
Second quarter	0.25	0.20
Third quarter	0.25	0.25
Fourth quarter	0.25	0.25
Total	$1.00	0.80

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
September 30, 2014 and 2013
(Unaudited)

Stock Options

The following tables summarize the details of grants made under our stock option plan that are still outstanding, and the assumptions used to value these options. All options granted were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	September 30, 2014
Date of Grant				Options Outstanding	Options Exercisable
April 22, 2014	942,500	$56.00	$50.53	900,000	—
April 16, 2013	205,000	$54.00	$49.25	160,000	—
April 17, 2012	1,235,000	$54.00	$49.01	1,105,000	—
April 19, 2011	410,000	$35.00	$31.78	320,000	25,000
April 20, 2010	530,000	$30.00	$27.13	254,000	104,000
April 21, 2009	790,000	$27.00	$17.61	378,850	202,600
April 15, 2008	550,000	$27.00	$24.35	178,000	123,000
April 17, 2007	4,380,000	$22.50	$20.15	1,581,030	1,266,030
Total	9,042,500			4,876,880	1,720,630

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
April 22, 2014	1.8%	5.00	2.0%	28.55%	$9.57
April 16, 2013	0.7%	5.00	1.6%	37.42%	$12.66
April 17, 2012	0.9%	5.00	1.4%	39.25%	$13.69
April 19, 2011	2.1%	5.00	1.6%	39.33%	$11.20
April 20, 2010	2.6%	5.00	1.5%	39.10%	$8.14
April 21, 2009	1.9%	5.00	1.0%	38.80%	$3.64
April 15, 2008	2.7%	5.00	1.0%	30.93%	$7.75
April 17, 2007	4.6%	4.85	1.0%	31.59%	$5.63
All of the options in the tables above vest and become exercisable over a period of up to eight years. Each option will terminate approximately nine years after the date of grant.

The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions listed above. The risk-free interest rate is based on the U.S. Treasury rate over the expected life of the option at the time of grant. The expected life is the average length of time over which we expect the employee groups will exercise their options, which is based on historical experience with similar grants. The dividend yield is estimated over the expected life of the option based on our current dividend payout, historical dividends paid, and expected future cash dividends. Expected volatilities are based on the movement of our stock over the most recent historical period equivalent to the expected life of the option.
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the nine-month periods ended September 30, 2014 and 2013 was $4,620 and $4,050, respectively. Unrecognized compensation expense related to outstanding unvested stock options as of September 30, 2014 was $18,725 and is expected to be recognized over a weighted average period of 4.62 years. Any future changes in estimated forfeitures will impact this amount.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
September 30, 2014 and 2013
(Unaudited)

Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive:

	Nine-month Period		Three-month Period
Reconciliation	2014	2013	2014	2013
Basic weighted average shares outstanding	296,642,783	296,755,815	296,595,100	296,842,771
Weighted shares assumed upon exercise of stock options	842,300	945,509	782,494	873,604
Diluted weighted average shares outstanding	297,485,083	297,701,324	297,377,594	297,716,375

	Nine-month Period		Three-month Period
Summary of Anti-dilutive Options Excluded	2014	2013	2014	2013
Options to purchase shares of common stock	1,823,031	1,263,599	2,169,565	1,313,261
Weighted average exercise prices of options	$54.60	$54.00	$54.83	$54.00
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
As of September 30, 2014 and 2013, the Company had $3,916 and $4,692, respectively, of liabilities recorded related to gross unrecognized tax benefits. Included in this liability for unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. The Company does not anticipate its total unrecognized tax benefits will change significantly during the next 12 months.

(5) Operating Leases
We lease certain pick-up trucks under operating leases. These leases have a non-cancellable lease term of one year, with renewal options for up to 72 months. The pick-up truck leases include an early buy out clause we generally exercise, thereby giving the leases an effective term of 28-36 months. Certain operating leases for vehicles contain residual value guarantee provisions which would become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $56,002. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote. Our fleet contains vehicles we estimate will settle at a gain or a loss. Gains on these vehicles will be recognized when we sell or dispose of the vehicle or at the end of the lease term. Estimated losses are reserved and are considered immaterial at September 30, 2014.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
September 30, 2014 and 2013
(Unaudited)

(6) Commitments and Contingencies
Credit Facilities and Commitments
We have an unsecured revolving credit facility totaling $230,000 which expires December 13, 2015. The facility includes a $40,000 letter of credit subfacility. At September 30, 2014 and 2013 there were undrawn letters of credit outstanding under this facility, with a face amount of $34,360 and $29,250, respectively, and there were loans outstanding under this facility of $105,000 and $0, respectively. We have the right to prepay this debt and intend to repay this amount using cash within the next twelve months; therefore, we have classified the debt as a current liability. Loans under the facility are subject to certain financial covenants, and we are currently in compliance with these covenants.
Loans under the facility, other than swing line loans, bear interest at a rate per annum equal to, at our election, either (i) LIBOR for an interest period of one month, reset daily, plus 0.875%, or (ii) LIBOR for an interest period of one, two, three, six or twelve months as selected by us, reset at the end of the selected interest period, plus 0.875%. The outstanding loan amount at September 30, 2014 bears interest at a rate per annum equal to option (i) noted above. Swing line loans bear interest at a rate per annum equal to LIBOR for an interest period of one month, reset daily, plus 0.875%. We pay a commitment fee for the unused portion of the facility of 0.10% per annum if the average quarterly utilization of the facility is 20% or more, or 0.125% per annum if the average quarterly utilization of the facility is less than 20%. For each letter of credit issued under the facility, we pay a commission fee on the amount available to be drawn under such letter of credit equal to 0.875% per annum and, subject to certain exceptions, an issuance fee equal to 0.075% of the face amount of such letter of credit.

Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2013 annual report on Form 10-K in Note 10 of the Notes to Consolidated Financial Statements. As of September 30, 2014 there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.

(7) Subsequent Events
We evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements, with the exception of the dividend disclosed in Note (3) 'Stockholders' Equity'.

(8) New Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

SALES GROWTH
Net sales and growth rates in net sales were as follows:
Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.

	Nine-month Period		Three-month Period
	2014	2013	2014	2013
Net sales	$2,807,253	2,512,346	980,814	858,424
Percentage change	11.7%	5.7%	14.3%	7.0%
Business days	191	191	64	64
Daily sales	$14,698	13,154	$15,325	13,413
Daily sales growth rate	11.7%	5.7%	14.3%	5.3%
Impact of currency fluctuations (primarily Canada)	-0.4%	-0.2%	-0.3%	-0.3%
The increase in net sales in the periods noted for 2014 and 2013 came primarily from higher unit sales. Net sales were impacted by slight inflationary price changes in our non-fastener products and some price deflation in our fastener products, but the net impact was a drag on growth. Our growth in net sales was not meaningfully impacted by the introduction of new products or services, with one exception. Over the last several years, our FAST Solutions® (industrial vending) initiative has stimulated faster growth with a subset of our customers (discussed later in this document). The higher unit sales resulted primarily from increases in sales at older store locations (discussed below and again later in this document) and to a lesser degree the opening of new store locations in the last several years. The growth in net sales at the older store locations was due to the growth drivers of our business (discussed later in this document). The impact of change in currencies in foreign countries (primarily Canada) relative to the United States dollar is noted in the table above.
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

	Nine-month Period		Three-month Period
	2014	2013	2014	2013
Store Age
Opened greater than 2 years	10.4%	4.0%	13.1%	3.7%
Opened greater than 5 years	9.8%	3.0%	12.7%	2.8%
Opened greater than 10 years	9.1%	1.6%	12.2%	1.5%
Note: The age groups above are measured as of the last day of each respective calendar year.

SALES BY PRODUCT LINE:
The mix of sales from the original fastener product line and from the other product lines was as follows:

	Nine-month Period		Three-month Period
	2014	2013	2014	2013
Fastener product line	40.5%	42.6%	40.3%	41.7%
Other product lines	59.5%	57.4%	59.7%	58.3%
	100.0%	100.0%	100.0%	100.0%

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
Monthly Sales Changes:
All company sales – During the months noted below, all of our selling locations, when combined, had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2014	6.7%	7.7%	11.6%	10.0%	13.5%	12.7%	14.7%	15.0%	12.9%
2013	6.7%	8.2%	5.1%	4.8%	5.3%	6.0%	2.9%	7.2%	5.7%	7.7%	8.2%	6.7%
2012	21.3%	20.0%	19.3%	17.3%	13.1%	14.0%	12.1%	12.0%	12.9%	6.8%	8.2%	9.7%
Stores opened greater than two years – Our stores opened greater than two years (store sites opened as follows: 2014 group – opened 2012 and earlier, 2013 group – opened 2011 and earlier, and 2012 group – opened 2010 and earlier) represent a consistent 'same-store' view of our business. During the months noted below, the stores opened greater than two years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2014	5.5%	6.5%	10.2%	8.4%	12.1%	11.4%	13.4%	14.0%	11.8%
2013	5.0%	6.5%	3.4%	3.1%	3.5%	4.3%	1.4%	5.5%	4.2%	6.1%	6.2%	4.9%
2012	18.8%	17.1%	16.8%	14.5%	10.1%	11.1%	9.1%	8.6%	9.8%	3.8%	5.1%	6.6%
Stores opened greater than five years – The impact of the economy, over time, is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2014 group – opened 2009 and earlier, 2013 group – opened 2008 and earlier, and 2012 group – opened 2007 and earlier). This group, which represented about 90% of our total sales in the first nine months of 2014, is more cyclical due to the increased market share they enjoy in their local markets.  During the months noted below, the stores opened greater than five years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2014	4.6%	5.4%	9.5%	7.7%	11.5%	10.8%	12.9%	13.4%	11.7%
2013	3.2%	5.6%	2.3%	2.0%	2.7%	3.4%	0.6%	4.7%	3.2%	5.3%	6.1%	4.8%
2012	17.4%	15.8%	15.7%	13.7%	9.0%	10.2%	8.3%	7.9%	8.5%	2.6%	4.6%	5.6%
Summarizing comments – There are three distinct influences to our growth: (1) execution, (2) currency fluctuations, and (3) economic fluctuations. This discussion centers on (2) and (3).
The change in currencies in foreign countries (primarily Canada) relative to the United States dollar impacted our growth over the last several years. During the years 2012 and 2013, it lowered our growth by 0.1% and 0.2%, respectively. In the first nine months of 2014 it lowered our growth by 0.4%.
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
In the first quarter of 2014, our sales growth was hampered in January and February due to a weak economy and foreign exchange rate fluctuations (primarily related to the Canadian dollar); however, the biggest impact was a severe winter in North America and its negative impact on our customers and our trucking network. In March 2014, the weak economy and negative foreign exchange rate fluctuations continued; however, the weather normalized and our daily sales growth expanded to 11.6%. This double digit growth in March was helped by the Easter timing (April in 2014), but the real story is good people, good execution, and minimal negative weather impacts. In the second quarter of 2014, the negative impact of the Easter timing was felt, and then a 'less noisy' picture emerged in May and June. One optimistic observation; our sales to customers engaged in heavy machinery manufacturing (primarily serving the mining, military, agricultural, and construction end markets), which represents approximately one fifth of our business, had a very weak 2013, but stabilized late in 2013 and has improved in the first nine months of 2014. Since May, our stores opened greater than five years have enjoyed double digit growth in every month.
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

											Cumulative
											Change from
											Jan. to
	Jan. (1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Sept.	Oct.
Benchmark	0.8%	2.2%	3.8%	0.4%	3.1%	2.7%	-2.1%	2.5%	3.7%	-1.2%	17.2%	15.9%
2014	-1.4%	3.0%	7.1%	-2.6%	4.2%	2.5%	-3.8%	5.8%	1.0%		18.0%
14Delta	-2.2%	0.8%	3.3%	-3.0%	1.1%	-0.2%	-1.7%	3.3%	-2.7%		0.8%
2013	-0.4%	2.0%	3.4%	-1.1%	1.0%	3.2%	-5.5%	5.5%	2.9%	-2.9%	11.4%	8.2%
13Delta	-1.2%	-0.2%	-0.4%	-1.5%	-2.1%	0.5%	-3.4%	3.0%	-0.8%	-1.7%	-5.8%	-7.7%
2012	-0.3%	0.5%	6.4%	-0.8%	0.5%	2.5%	-2.7%	1.3%	4.3%	-4.8%	12.5%	7.1%
12Delta	-1.1%	-1.7%	2.6%	-1.2%	-2.6%	-0.2%	-0.6%	-1.2%	0.6%	-3.6%	-4.7%	-8.8%

(1)	The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.

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
2013
2012

End Market Performance:
Fluctuations in end market business – The sequential trends noted above were directly linked to fluctuations in our end markets. To place this in perspective – approximately 50% of our business has historically been with customers engaged in some type of manufacturing. The daily sales to these customers grew, when compared to the same period in the prior year, as follows:

	Q1	Q2	Q3	Q4	Annual
2014	9.0%	11.2%	13.7%
2013	7.0%	5.9%	4.7%	7.2%	6.3%
2012	20.3%	15.8%	14.0%	9.7%	14.9%
Our manufacturing business consists of two subsets: the industrial production business (this is business where we supply products that become part of the finished goods produced by our customers and is sometimes referred to as OEM - original equipment manufacturing) and the maintenance portion (this is business where we supply products that maintain the facility or the equipment of our customers engaged in manufacturing and is sometimes referred to as MRO - maintenance, repair, and other). The industrial business is more fastener centered, while the maintenance portion is represented by all product categories.
The best way to understand the change in our industrial production business is to examine the results in our fastener product line (just over 40% of our business) which is heavily influenced by changes in our business with heavy equipment manufacturers (discussed earlier in this document). From a company perspective, sales of fasteners grew, when compared to the same period in the prior year, as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2014	1.6%	5.5%	9.9%
2013	1.7%	1.9%	1.0%	1.9%	1.6%
2012	15.4%	8.0%	6.0%	2.6%	7.8%

By contrast, the best way to understand the change in the maintenance portion of the manufacturing business is to examine the results in our non-fastener product lines.  From a company perspective, sales of non-fasteners grew, when compared to the same period in the prior year, as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2014	14.2%	17.1%	17.6%
2013	10.8%	8.5%	8.9%	12.0%	10.1%
2012	25.1%	21.1%	18.0%	13.6%	19.2%
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
Our non-residential construction customers have historically represented 20% to 25% of our business. The daily sales to these customers grew when compared to the same period in the prior year, as follows:

	Q1	Q2	Q3	Q4	Annual
2014	2.9%	7.5%	9.3%
2013	2.9%	0.7%	3.9%	2.8%	2.5%
2012	17.1%	12.7%	8.2%	4.2%	10.3%
We believe the weakness in the economy in the fourth quarter of 2012, throughout 2013, and during early 2014, particularly in the non-residential construction market, was amplified by global economic uncertainty combined with economic policy uncertainty in the United States. This weakness was amplified by severe winter weather conditions in January and February 2014.
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
For a little perspective, we began our business in 1967 with an idea to sell nuts and bolts (fasteners) through vending machines. We soon learned the technology of the 1960's wasn't ready, and also learned a lot of products didn't fit, so we went to 'Plan B'; sell to business users with a direct sales force. It took us a number of years to 'work out the bugs', but ten years later we began to pick up the pace of store openings. After another ten years of expansion we had approximately 50 stores and sales of about $20 million. Our need for cash to fund our growth was growing, as was our desire to allow employee ownership. This led us to a public offering in 1987.
In our first ten years of being public (1987 to 1997), we opened stores at an annual rate approaching 30%.  In the next ten years (1997 to 2007), we opened stores at an annual rate of approximately 10% to 15% and, since 2007, at an annual rate of approximately 1% to 8%. We opened 22 stores in the first nine months of 2014 and currently expect to open approximately 25 to 30 stores in total for 2014, or an annual rate of approximately 1%.
During our almost 50 years of business existence, we have constantly evolved to better serve the market (as is described in the paragraphs below) and have always been willing to challenge our approach. In our first 20 to 25 years, we closed several store locations because we felt the market was insufficient to operate a profitable 'fastener only' business. Every one of those locations was subsequently ‘reopened’ when our business model evolved to serve these markets profitably. During the last 20 to 25 years, we have enjoyed continued success with our store-based model, and we continue to challenge our approach. Based on this approach, we have closed approximately 85 stores in the last ten years - not because they weren’t successful, but rather because we felt we had a better approach to growth. In the first six months of 2014, we continued to challenge our approach and closed about 20 stores (all but four of these locations were in close proximity to another Fastenal store). In the second quarter of 2014 we took a hard look at our business and identified another 45 stores we intend to close in the second half of 2014 (all but eight of these locations are in close proximity to another Fastenal store). During the third quarter, we closed about 40 stores. Several items we think are noteworthy: the group of stores we identified for closure in the second half of 2014 was profitable in the first quarter of 2014 (our analysis measurement period); they operated with average sales of about $36 thousand per month. We chose to close this group because we felt this was simply a better approach to growing our business profitably.
There is a short-term price for closing these stores; and, since we believe we will maintain the vast majority of the sales associated with these locations and since most of the impacted employees have a nearby store from which to operate, the price primarily relates to the future commitments related to the leased locations. During the second quarter of 2014, we recorded the impaired future costs related to these commitments. The expense was not material as these locations have relatively short lease commitments and minimal leasehold improvements. We use the term closed; however, we consider them to be consolidated into another location since the vast majority are in close proximity to another store.
During the years, our expanding footprint has provided us with greater access to more customers, and we have continued to diversify our growth drivers. This was done to provide existing store personnel with more tools to grow their business organically, and the results of this are reflected in our earlier discussion on sales growth at stores opened greater than five years. In the early 1990's, we began to expand our product lines, and we added new product knowledge to our bench (the non-fastener products now represent about 60% of our sales). This was our first big effort to diversify our growth drivers. The next step began in the mid to late 1990's when we began to add sales personnel with certain specialties or focus. This began with our National Accounts group in 1995, and, over time, has expanded to include individuals dedicated to: (1) sales related to our internal manufacturing division, (2) government sales, (3) internet sales, (4) construction, (5) specific products (most recently metalworking), and (6) FAST Solutions® (industrial vending).  Another step occurred at our sales locations (this includes Fastenal stores as well as strategic account stores and in-plant locations) and at our distribution centers, and began with a targeted merchandising and inventory placement strategy that included our 'Customer Service Project' approximately twelve years ago and our 'Master Stocking Hub' initiative approximately seven years ago. These strategies allowed us to better target where to stock certain products (local store, regional distribution center, master stocking hub, or supplier) and allowed us to improve our fulfillment, lower our freight costs, and improve our ability to serve a broader range of customers. During 2013 and 2014, we expanded our store based inventory offering around select industries (with an emphasis on fasteners, construction products, and safety products) and beginning in the latter half of 2013 we expanded two key employee groups: (1) the number of employees working in our stores and (2) the number of district and regional leaders supporting our stores. The theme that shines through in all these changes, particularly the last several, is a simple one – invest into and support our sales machine – the local store.
Over the last several years, our FAST Solutions® (industrial vending) operation has been an expanding component of our store-based business. We believe industrial vending will be an important chapter in the Fastenal story; we also believe it has the potential to be transformative to industrial distribution, and that we have a 'first mover' advantage. Given this, we have been investing aggressively to maximize the advantage.
Our expanded industrial vending fleet consists of 13 different vending devices. We have learned much about these devices over the last several years and currently have target monthly revenue ranging from under $1,000 to in excess of $3,000 per device. The following two tables provide two views of our data: (1) actual device count regardless of the type of machine and (2) ‘machine equivalent' count based on the weighted target monthly revenue of each device (compared to the FAST 5000 device, which has a $2,000 monthly revenue target). For example, the 12-door locker, with target monthly revenue of $750, would be counted as ‘0.375 machine equivalent’ (0.375 = $750/$2,000).
The industrial vending information related to contracts signed during each period was as follows:

		Q1	Q2	Q3	Q4	Annual
Device count signed during the period	2014	4,025	4,137	4,072
	2013	6,568	6,084	4,836	4,226	21,714
	2012	6,646	6,818	7,871	6,715	28,050
	2011	1,812	2,710	2,930	2,753	10,205

'Machine equivalent' count signed during the period	2014	2,974	3,179	3,189
	2013	4,825	4,505	3,656	3,244	16,230
	2012	3,827	3,926	4,581	4,739	17,073
	2011	1,264	1,915	2,035	1,880	7,094

The industrial vending information related to installed machines at the end of each period was as follows:

		Q1	Q2	Q3	Q4
Device count installed at the end of the period	2014	42,153	43,761	45,596
	2013	32,007	36,452	39,180	40,775
	2012	12,600	16,964	21,998	26,975
	2011	3,227	4,793	7,062	9,462

'Machine equivalent' count installed at the end of the	2014	30,326	31,713	33,296
period	2013	22,020	25,512	27,818	29,262
	2012	8,842	11,604	14,880	18,395
	2011	2,462	3,548	5,154	6,771
The following table includes some additional statistics regarding our sales and sales growth:

		Q1	Q2	Q3	Q4
Percent of total net sales to customers with	2014	37.8%	37.0%	37.8%
industrial vending[1]	2013	27.5%	30.0%	33.3%	36.6%
	2012	17.8%	20.8%	23.2%	25.8%
	2011	8.9%	10.5%	13.1%	15.7%

Daily sales growth to customers with	2014	19.7%	20.9%	21.9%
industrial vending[2]	2013	23.9%	18.9%	15.2%	18.7%
	2012	33.9%	34.3%	32.9%	28.6%
	2011	50.6%	43.9%	42.5%	40.7%
1 The percentage of total sales (vended and traditional) to customers currently using a vending solution.
2 The growth in total sales (vended and traditional) to customers currently using a vending solution compared to the same period in the preceding year.
In addition to the industrial vending operation noted above, which primarily relates to our non-fastener business, we also provide bin stock programs (also known as ‘keep fill’ programs in the industry) to numerous customers. This business, which relates to both our maintenance customers (MRO fasteners and non-fasteners) and original equipment manufacturers (OEM fasteners), has many similar attributes to our industrial vending relationships. These attributes include a strong relationship with these customers, where we are often their preferred supplier, and also includes a frequent level of business transactions. This business is performed without the aid of a vending machine, but does make use of the latest scanning technologies, scale systems, and our fully integrated distribution network to manage the supply chain for all sizes of customers. In recent years, we have begun to refer to this business as FMI (Fastenal Managed Inventory).

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
We achieve improvements in our relative profitability by increasing our gross profit, by structurally lowering our operating expenses, or both. We advance on the 'pathway to profit' by increasing the average store size (measured in terms of monthly sales), and by allowing the changing store mix to improve our profits. This is best explained by comparing the varying profitability of our 'traditional' stores in the table below. The average store size for the group, and the average age, number of stores, and pre-tax earnings data by store size for the third quarter of the last three years were as follows:

Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Earnings Percentage
Three months ended September 30, 2014	Average monthly store sales = $107,230
$0 to $30,000	4.7	91	3.4%	-13.9%
$30,001 to $60,000	8.5	588	22.2%	11.4%
$60,001 to $100,000	10.8	821	31.0%	19.6%
$100,001 to $150,000	12.8	551	20.8%	23.7%
Over $150,000	16.0	455	17.2%	27.3%
Strategic Account/Overseas Store		141	5.3%
Company Total		2,647	100.0%	21.7%

Three months ended September 30, 2013	Average monthly store sales = $93,074
$0 to $30,000	4.8	217	8.1%	-11.9%
$30,001 to $60,000	7.9	729	27.1%	13.0%
$60,001 to $100,000	10.5	815	30.3%	21.4%
$100,001 to $150,000	12.8	434	16.2%	26.0%
Over $150,000	15.4	362	13.5%	28.3%
Strategic Account/Overseas Store		129	4.8%
Company Total		2,686	100.0%	22.0%

Three months ended September 30, 2012	Average monthly store sales = $88,337
$0 to $30,000	4.2	252	9.5%	-14.2%
$30,001 to $60,000	7.3	795	30.0%	12.7%
$60,001 to $100,000	10.0	767	28.9%	22.2%
$100,001 to $150,000	12.0	420	15.8%	25.7%
Over $150,000	15.1	305	11.5%	29.4%
Strategic Account/Overseas Store		111	4.2%
Company Total		2,650	100.0%	21.9%
Note – Amounts may not foot due to rounding difference, and dollar amounts in this section are presented in whole dollars, not thousands.
We originally announced the 'pathway to profit' in 2007, and discussed the profit improvement we envisioned as the average store size grows. To help describe the impact of this vision, we have included the tables that follow which quantify store count and full-time equivalent headcount by type of role.

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
The breakdown of our net sales, the average monthly sales per store, the number of stores at quarter end, the absolute headcount at our stores during a quarter, the average FTE headcount during a quarter, and the percentage change for each were as follows for the first quarter of 2007 (the last completed quarter before we began the 'pathway to profit') and for each of the last five quarters:

	Q1 2007	Q3 2013	Q4 2013	Q1 2014	Q2 2014	Q3 2014

Total net sales reported	$489,157	$858,424	$813,760	$876,501	$949,938	$980,814
Less: Non-store sales (approximate)	40,891	108,427	105,499	113,945	125,509	129,841
Store net sales (approximate)	$448,266	$749,997	$708,261	$762,556	$824,429	$850,973
% change since Q1 2007		67.3%	58.0%	70.1%	83.9%	89.8%
% change (twelve months)		6.8%	7.1%	8.2%	11.7%	13.5%

Percentage of sales through a store	92%	87%	87%	87%	87%	87%

Average monthly sales per store	$72	$93	$88	$95	$102	$107
(using ending store count)
% change since Q1 2007		29.2%	22.2%	31.9%	41.7%	48.6%
% change (twelve months)		5.7%	6.0%	8.0%	10.9%	15.1%

Company pre-tax earnings	18.1%	22.0%	19.3%	20.4%	21.8%	21.7%

	Q1 2007	Q3 2013	Q4 2013	Q1 2014	Q2 2014	Q3 2014

Store locations - quarter end count	2,073	2,686	2,687	2,683	2,684	2,647
% change since Q1 2007		29.6%	29.6%	29.4%	29.5%	27.7%
% change (twelve months)		1.4%	1.3%	0.9%	0.3%	-1.5%

Store personnel - absolute headcount	6,849	10,607	11,261	11,775	11,958	12,123
% change since Q1 2007		54.9%	64.4%	71.9%	74.6%	77.0%
% change (twelve months)		0.0%	8.8%	16.5%	17.7%	14.3%

Store personnel - FTE	6,383	9,350	9,771	10,206	10,446	10,715
Non-store selling personnel - FTE	616	1,190	1,214	1,236	1,276	1,357
Subtotal of all sales personnel - FTE	6,999	10,540	10,985	11,442	11,722	12,072

Distribution personnel - FTE	1,646	1,986	2,040	2,076	2,139	2,198
Manufacturing personnel - FTE[1]	316	570	581	617	642	648
Administrative personnel - FTE	767	867	876	905	924	948
Subtotal of non-sales personnel - FTE	2,729	3,423	3,497	3,598	3,705	3,794

Total - average FTE headcount	9,728	13,963	14,482	15,040	15,427	15,866

% change since Q1 2007
Store personnel - FTE		46.5%	53.1%	59.9%	63.7%	67.9%
Non-store selling personnel - FTE		93.2%	97.1%	100.6%	107.1%	120.3%
Subtotal of all sales personnel - FTE		50.6%	57.0%	63.5%	67.5%	72.5%

Distribution personnel - FTE		20.7%	23.9%	26.1%	30.0%	33.5%
Manufacturing personnel - FTE[1]		80.4%	83.9%	95.3%	103.2%	105.1%
Administrative personnel - FTE		13.0%	14.2%	18.0%	20.5%	23.6%
Subtotal of non-sales personnel - FTE		25.4%	28.1%	31.8%	35.8%	39.0%

Total - average FTE headcount		43.5%	48.9%	54.6%	58.6%	63.1%

% change (twelve months)
Store personnel - FTE		1.1%	8.1%	15.0%	16.8%	14.6%
Non-store selling personnel - FTE		11.6%	13.5%	10.3%	8.7%	14.0%
Subtotal of all sales personnel - FTE		2.2%	8.7%	14.5%	15.9%	14.5%

Distribution personnel - FTE		5.2%	9.0%	14.1%	14.6%	10.7%
Manufacturing personnel - FTE[1]		4.8%	6.8%	9.2%	12.2%	13.7%
Administrative personnel - FTE		7.3%	8.0%	8.8%	7.8%	9.3%
Subtotal of non-sales personnel - FTE		5.7%	8.4%	11.9%	12.4%	10.8%

Total - average FTE headcount		3.1%	8.6%	13.8%	15.0%	13.6%

[1]	The manufacturing headcount was impacted by the addition of 92 employees with the acquisition of Holo-Krome® in December 2009.

STATEMENT OF EARNINGS INFORMATION (percentage of net sales) for the periods ended September 30:

	Nine-month Period		Three-month Period
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	50.9%	52.1%	50.8%	51.7%
Operating and administrative expenses	29.6%	30.0%	29.2%	29.7%
Gain on sale of property and equipment	0.0%	0.0%	0.0%	0.0%
Operating income	21.3%	22.1%	21.7%	22.0%
Net interest income (expense)	0.0%	0.0%	0.0%	0.0%
Earnings before income taxes	21.3%	22.1%	21.7%	22.0%

Note – Amounts may not foot due to rounding difference.
Gross profit – The gross profit percentage in the first, second, third, and fourth quarters was as follows:

	Q1	Q2	Q3	Q4
2014	51.2%	50.8%	50.8%
2013	52.3%	52.2%	51.7%	50.6%
2012	51.3%	51.6%	51.6%	51.6%
We believe a normal gross profit percentage for our business is around 51% and constantly strive to operate in a range of 51% to 52% (see also the discussion under the caption ‘BUSINESS UPDATE’ earlier in this document). This is based on our current mix of store sizes, products, geographies, end markets, and end market uses (such as industrial production business versus maintenance business).
Historically, our gross profit percentages fluctuate due to impacts related to (1) transactional gross profit (either related to product and customer mix or to freight), (2) organizational gross profit (sourcing strength that can occur as we leverage buying scale and efficiency), and (3) supplier incentive gross profit (impacts from supplier volume allowances). In the short-term, periods of inflation or deflation can influence the first two categories, while sudden changes in business volume can influence the third. The transactional gross profit, our most meaningful component, is heavily influenced by our store-based compensation programs, which are directly linked to sales growth and gross profit, and incentivize our employees to improve both.
An important aspect of our gross profit relates to our locations and our product mix. Given the close proximity of our sales personnel to our customer’s business, we offer a very high service level with our sales, which is valued by our customers and improves our gross profit. Fasteners are our highest gross profit product line given the high labor cost surrounding the sourcing and supply of the product. Fasteners currently account for approximately 40% of our sales. We would expect any reduction in the mix of our sales attributable to fasteners, to negatively impact gross profit, particularly as it relates to maintenance fasteners. Gross profit is also influenced by average store sales as noted earlier in this document. Larger stores have larger customers, whose more focused buying patterns allow us to offer better pricing. As a result, growth in average store sales is expected to negatively impact gross profit. A final item of note, our fourth quarter has typically been the season with the most challenges surrounding gross profit. This relates to the decline in sales in November and December due to the ‘holiday season’ and due to the drop off in construction business. This drop off in sales reduces the utilization of our trucking network and can slightly reduce our gross profit.
During the first nine months and third quarter of 2014, our gross profit dropped just below 51%. The drop generally centered on transactional impacts driven by product and customer mix and our strong emphasis on growing average store sales.
During the first nine months and third quarter of 2013, we experienced an improvement in gross profit in the January to July time frame as our growth slowed and we benefited from the impact of our newly implemented price guidance system, which allowed our store personnel to exercise judgment about product pricing. As our sales growth began to improve in the August and September time frame, our gross profit moved back into the range of 51% to 52% given our greater emphasis on top line growth.

Operating and administrative expenses - decreased as a percentage of sales in the third quarter of 2014 versus the third quarter of 2013.
Historically, our two largest components of operating and administrative expenses have consisted of employee related expenses (approximately 65% to 70%) and occupancy related expenses (approximately 15% to 20%). The remaining expenses cover a variety of items with selling transportation typically being the largest.
The three largest components of operating and administrative expenses grew as follows for the periods ended September 30 (compared to the same period in the preceding year):

	Nine-month Period		Three-month Period
	2014	2013	2014	2013
Employee related expenses	11.0%	4.7%	14.3%	5.9%
Occupancy related expenses	8.2%	10.8%	6.8%	8.4%
Selling transportation costs	14.7%	-1.1%	10.6%	-1.5%
Employee related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. For the first nine months of 2014, when compared to 2013, (1) our performance bonuses and commissions grew due to our expanding sales growth from the past year, (2) our profit sharing contribution contracted due to lower relative profitability, and (3) our health care costs grew. These factors, combined with a 14.2% increase in full-time equivalent headcount, caused employee related costs to grow. Employee related expenses in the third quarter of 2014, when compared to 2013, grew for similar reasons; the noteworthy differences being a greater growth in bonuses and commissions as well as a 13.6% increase in full-time equivalent headcount. For the first nine months of 2013, when compared to 2012, performance bonuses were down (other than those related to our vending business); however, this decrease was offset by increases related to the following factors: (1) average employee headcount, measured on a full-time equivalent basis, grew 1.4%, 0.1%, and 3.1% in the first, second, and third quarters, respectively, (2) sales commissions grew due to the gross profit improvement, (3) our industrial vending bonuses grew in the first quarter and the nine month period, although they contracted in the second and third quarters due to change in the pace of the vending rollout, (4) our profit sharing contribution grew, and (5) our health care costs grew. The increase in employee related expenses in the third quarter of 2013, when compared to 2012, grew for similar reasons, except for the industrial vending bonuses, which declined.
Occupancy related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our stores and distribution locations, and (4) FAST Solutions® (industrial vending) equipment (we consider the vending equipment to be a logical extension of our store operation and classify the expense as occupancy). The increase in the first nine months of 2014, when compared to 2013, was driven by (1) an increase in the amount of FAST Solutions® (industrial vending) equipment as discussed earlier in this document, (2) an increase in building utility cost due to a severe winter in January and February 2014, (3) an increased investment in our distribution infrastructure over the last several years, primarily related to automation, and (4) an accrual related to closed and closing store locations. The increase in the third quarter of 2014, when compared to 2013, was driven by the same factors as the nine month period except for the winter component. The increase in the first nine months of 2013, when compared to 2012, was driven by (1) a dramatic increase in the amount of FAST SolutionsSM (industrial vending) equipment as discussed earlier in this document, (2) an increase in building utility costs, (3) a nominal increase in the number of store locations, and (4) an increased investment in our distribution infrastructure over the last several years. In the first nine months of 2013, the industrial vending component represented 66% of the increase and utilities represented 11% of the increase, with distribution automation being the next largest component. The utility increase was due to a more severe winter and increases in natural gas prices during the heating season. The increase in occupancy related expenses in the third quarter of 2013, when compared to 2012, grew for similar reasons, except for the utilities component.
Our selling transportation costs consist primarily of our store fleet as most of the distribution fleet costs are included in the cost of sales. Selling transportation costs included in operating and administrative expenses grew in the first nine months of 2014, when compared to 2013. This was driven by the increase in store headcount and the reduction in mileage per gallon associated with severe winter driving conditions. The increase in the third quarter of 2014, when compared to 2013, was driven by the same factors as the nine month period except for the winter component. Selling transportation costs included in operating and administrative expenses were essentially flat in the first nine months of 2013, when compared to 2012. This was helped by stronger sales patterns related to our used store truck fleet, which lowered our vehicle ownership costs. This fact pattern was also true for the third quarter of 2013, when compared to 2012.
The last several years have seen some variation in the cost of diesel fuel and gasoline – During the first, second, and third quarters of 2014, our total vehicle fuel costs were approximately $11.9, $12.5, and $11.5 million, respectively. During the first, second, third, and fourth quarters of 2013, our total vehicle fuel costs were approximately $10.6, $10.6, $11.2, and $9.6 million, respectively. The changes resulted from variations in fuel costs, variations in the service levels provided to our stores from our distribution centers, changes in the number of vehicles at our store locations, changes in the number of other sales centered vehicles as a result of store openings and the expansion of our non-store sales force, and changes in driving conditions. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of sales and the fuel utilized in our store delivery and other sales centered vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50:50 between distribution and store and other sales centered use).
Income taxes – Income taxes, as a percentage of earnings before income taxes, were approximately 37.2% for each of the nine months of 2014 and 2013.  As our international business and profits grow over time, the lower income tax rates in those jurisdictions, relative to the United States, have begun to lower our effective tax rate.
OPERATIONAL WORKING CAPITAL
The year-over-year comparison and the related dollar and percentage changes related to accounts receivable and inventories were as follows:

	Balance at September 30:			Twelve Month Dollar Change		Twelve Month Percentage Change
	2014	2013	2012	2014	2013	2014	2013
Accounts receivable, net	$522,265	453,652	411,033	68,613	42,619	15.1%	10.4%
Inventories	836,379	755,985	675,828	80,394	80,157	10.6%	11.9%
Operational working capital[1]	$1,358,644	1,209,637	1,086,861	149,007	122,776	12.3%	11.3%

Sales in last two months	$657,118	576,163	540,782	80,955	35,381	14.1%	6.5%
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

BALANCE SHEET AND CASH FLOW
Our balance sheet continues to be very strong and our operations have good cash generating characteristics. During the third quarter of 2014, we generated $110,013 (or 82.5% of net earnings) of operating cash flow; year-to-date, we generated $332,942 (or 88.6% of net earnings) of operating cash flow. Our first quarter typically has stronger cash flow characteristics due to the timing of tax payments; this benefit reverses itself in the second, third, and fourth quarters as income tax payments go out in April, June, September, and December. The remaining amounts of cash flow from operating activities are largely linked to the pure dynamics of a distribution business and its strong correlation to working capital as discussed above. During 2013, and the first nine months of 2014, we incurred some short-term debt to fund capital expenditures and dividends. This was expected and is expected to continue throughout the remainder of 2014 and possibly 2015.
Our dividends (per share basis) were as follows in 2014 and 2013:

	2014	2013
First quarter	$0.25	$0.10
Second quarter	0.25	0.20
Third quarter	0.25	0.25
Fourth quarter*	0.25	0.25
Total	$1.00	$0.80
*The fourth quarter dividend was declared on October 9, 2014, and is payable on November 21, 2014 to shareholders of record at the close of business on October 24, 2014.
STOCK PURCHASES
During the first and third quarters of 2014, we purchased 200,000 and 400,000 shares, respectively, of our common stock at an average price of approximately $44.24 and $44.62, respectively, per share. We currently have authority to purchase up to an additional 1,000,000 shares of our common stock.
CRITICAL ACCOUNTING POLICIES:
A discussion of the critical accounting policies related to accounting estimates is contained in our 2013 annual report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES:
Cash flow activity in dollars and as a percentage of net earnings was as follows:

	Nine-month Period
	2014	2013
Net cash provided by operating activities	$332,942	315,273
Net cash used in investing activities	$138,965	141,434
Net cash used in financing activities	$135,282	160,578

Net cash provided by operating activities	88.6%	90.2%
Net cash used in investing activities	37.0%	40.5%
Net cash used in financing activities	36.0%	46.0%
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
Net cash used in investing activities changed primarily due to changes in capital expenditures. Property and equipment expenditures in the first nine months of 2014 and 2013 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pick-up trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, (6) the expansion of Fastenal’s distribution/trucking fleet, (7) purchases related to FAST Solutions® (industrial vending), and (8) the expansion of distribution capabilities related to automation (including with respect to vending). Of these factors, the items related to industrial vending and distribution automation created the greatest impact to our capital expenditures in 2014 and 2013. Disposals of property and equipment in both periods consisted of the planned disposition of certain pick-up trucks, semi-tractors, and trailers in the normal course of business and the disposition of real estate relating to several store locations (primarily a 2013 item).
Cash requirements for property and equipment expenditures were satisfied from net earnings, cash on hand, short-term borrowings, and the proceeds of disposals. We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and from our borrowing capacity.
Net cash used in financing activities consisted of the payment of dividends and, in the case of 2014, the purchases of common stock, with offset related to the proceeds from the exercise of stock options and advances under our line of credit which remained outstanding in September 2014. During the first nine months of 2014 and 2013 we utilized some short-term borrowings.
A discussion of the nature and amount of future cash commitments is contained in our 2013 annual report on Form 10-K.
Certain Risks and Uncertainties – Certain statements contained in this document do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, plan, goal, strive, project, will, potential, momentum, trend, target, and similar words or expressions. Any statement that is not a historical fact, including estimates, projections, future trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, and our strategies, goals, mission, and vision. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers or geographic locations, changes in our average store size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, weak acceptance or adoption of vending technology or increased competition in industrial vending, difficulty in maintaining installation quality as our industrial vending business expands, difficulty in hiring, relocating, training or retaining qualified personnel, failure to accurately predict the number of North American markets able to support stores or to meet store opening goals, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position, changes in tax law, changes in the availability or price of commercial real estate, changes in the nature or price of distribution and other technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks from changes in interest rates, foreign currency exchange rates, commodity steel pricing, and commodity fuel prices. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Interest Rates – A description of our unsecured revolving credit facility is contained in Note 6 of the ‘Notes to Consolidated Financial Statements’ and is incorporated herein by reference. We do not believe our operations are currently subject to significant market risk for interest rate exposure under the credit facility.
Foreign Currency Exchange Rates – Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at September 30, 2014.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the third quarter of 2014:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1-31, 2014	0	$0.00	0	1,400,000
August 1-31, 2014	400,000	$44.62	0	1,000,000
September 1-30, 2014	0	$0.00	0	1,000,000
Total	400,000	$44.62	0	1,000,000

1
On July 10, 2009 we announced that our board of directors had authorized purchases by us of up to 4,000,000 shares of our common stock. This authorization replaced any unused authorization previously granted by our board of directors. All of the purchases described in the table (if any) and in this footnote were made pursuant to this authorization. During 2009, we purchased 2,200,000 shares of our common stock at an average price of $18.69 per share, and during 2013, we purchased 200,000 shares of our common stock at an average price of $45.40 per share. During 2014, we have purchased 600,000 shares of our common stock at an average price of $44.50 per share. We may continue to make purchases under this authorization. This authorization does not have an expiration date.

ITEM 6 — EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended March 31, 2012)

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 8-K dated as of October 15, 2010)

10.1
Second Amendment to Credit Agreement dated as of August 19, 2014 among Fastenal Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated August 19, 2014)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from Fastenal Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on October 15, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

/s/ Willard D. Oberton
Willard D. Oberton, Chief Executive Officer
(Duly Authorized Officer)

Date: October 15, 2014	/s/ Daniel L. Florness
Daniel L. Florness, Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	(Incorporated by reference)

3.2	Restated By-Laws of Fastenal Company	(Incorporated by reference)

10.1	Second Amendment to Credit Agreement dated as of August 19, 2014 among Fastenal Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	(Incorporated by reference)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed

101.INS	XBRL Instance Document	Electronically Filed

101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically Filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically Filed

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically Filed

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically Filed