Form 10-K
period 2014-12-31
FASTENAL CO
filed 2015-02-05
CIK 815556

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________
FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014,
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
Securities registered pursuant to Section 12(g) of the Act:
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $14,587,577,033, based on the closing sale price of the Common Stock on that date. For purposes of determining this number, all executive officers and directors of the registrant as of June 30, 2014 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of January 23, 2015, the registrant had 295,880,219 shares of Common Stock issued and outstanding.

FASTENAL COMPANY
ANNUAL REPORT ON FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the annual meeting of shareholders to be held Tuesday, April 21, 2015 (‘Proxy Statement’) are incorporated by reference in Part III. Portions of our 2014 Annual Report to Shareholders are incorporated by reference in Part II.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K, or in other reports of the Company and other written and oral statements made from time to time by the Company, do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, plan, goal, project, will, potential, momentum, trend, target, generally, typically, experience, strive, and similar words or expressions. Any statement that is not a historical fact, including estimates, projections, future trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, and our strategies, goals, mission, and vision. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers or geographic locations, change in our average store size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, weak acceptance or adoption of vending technology or increased competition in vending, difficulty in maintaining installation quality as our vending business expands, difficulty in hiring, relocating, training, or retaining qualified personnel, failure to accurately predict the number of North American markets able to support stores or to meet store opening goals, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position, changes in tax law, changes in the availability or price of commercial real estate, changes in the nature or price of distribution and other technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, and other risks and uncertainties detailed in this Form 10-K under the heading ‘Item 1A. Risk Factors’. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

PRESENTATION OF DOLLAR AMOUNTS
All dollar amounts in this Form 10-K are presented in thousands, except for share and per share information or unless otherwise noted.
STOCK SPLIT
All information contained in this Form 10-K reflects the two-for-one stock splits in 2011 and 2005.

PART I

ITEM 1.	BUSINESS
Note – Information in this section is as of year end unless otherwise noted. The year end is typically December 31, 2014 unless additional years are included or noted.
Fastenal Company (together with our subsidiaries, hereinafter referred to as Fastenal or the Company or by terms such as we, our, or us) began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. We have 2,637 store locations. The various geographic areas in which we operate these store locations are summarized later in this document.
We employ 18,417 people. We characterize these personnel as follows:

	2014	2013
Store and in-plant	12,293	11,550
Non-store selling	1,349	1,242
Selling subtotal	13,642	12,792
Distribution	3,120	2,931
Manufacturing	630	603
Administrative	1,025	951
Non-selling subtotal	4,775	4,485
Total	18,417	17,277
We sell industrial and construction supplies to end-users (typically business-to-business), and also have some 'walk-in' retail business. These industrial and construction supplies are grouped into twelve product lines described later in this document.
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
We opened our first store in Winona, Minnesota, a city with a population of approximately 27,000. The following table shows our consolidated net sales for each fiscal year during the last ten years and the number of our store locations at the end of each of the last ten years:

	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005
Net sales (in millions)	$3,733.5	3,326.1	3,133.6	2,766.9	2,269.5	1,930.3	2,340.4	2,061.8	1,809.3	1,523.3
Number of stores	2,637	2,687	2,652	2,585	2,490	2,369	2,311	2,160	2,000	1,755

We operated the following number of store locations:

		2014	2013
North America	United States	2,336	2,394
	Puerto Rico and Dominican Republic	8	8
	Canada	202	204
	Mexico	44	41
	Subtotal	2,590	2,647
Central & South America	Panama, Brazil, Colombia, and Chile	9	8
Asia	China and India	10	8
Southeast Asia	Singapore, Malaysia, and Thailand	7	7
Europe	The Netherlands, Hungary, United Kingdom, Germany, Czech Republic, Italy, Romania, Poland, and Sweden	20	17
Africa	South Africa	1	—
Total		2,637	2,687

We select new locations for our stores based on their proximity to our distribution network, population statistics, and employment data for manufacturing and construction. In 2014, 2013, and 2012, we opened new stores at a rate of approximately 1%, 2%, and 3%, respectively. We expect to open 20 to 30 stores in 2015, which is an annual rate similar to 2014.
We stock all new stores with inventory drawn from all of our product lines. Subsequent to a new opening, district and store personnel may supplement the inventory offering to customize the selection to the needs of our local customer base.
We currently have several versions of selling locations. The first type of selling location – a Fastenal store location – is either (1) a ‘traditional’ store, which services a wide variety of customers and stocks a wide selection of the products we offer or (2) an ‘overseas’ store, which focuses on manufacturing customers and on the fastener product line (this is the type of store format we typically have outside the United States and Canada).
In addition to the Fastenal store type discussed above, we also operate strategic account stores, strategic account sites, and ‘in-plant’ sites. A strategic account store is a unique location that sells to multiple large customers in a market. Because this location sells to multiple customers, it is included in our store count. A strategic account site is essentially the same, but it typically operates out of an existing store location, rather than a unique location; therefore it is not included in our store count. An ‘in-plant’ site is a selling unit located in or near a customer’s facility that sells product solely to that customer. ‘In-plant’ sites are not included in our store count numbers as they represent a customer subset of an existing store.
We currently believe, based on the demographics of the marketplace in North America, there is sufficient potential in this geographic area to support at least 3,500 total stores. Many of the new store locations may be in cities in which we currently operate. While we believe there is sufficient potential in North America for 3,500 total stores, or approximately 900 more than today, we have slowed our store openings in recent years and instead have increased our investments in other growth drivers such as people (both inside and outside our stores), FAST Solutions® (industrial vending), and end-market growth investments. This allows us to maintain an aggressive offense where competitors are investing for growth, and to maintain a steady offense where competitors aren't investing - namely store openings. Fastenal has not operated outside of North America long enough to assess the market potential of those markets.

We opened the following stores in the last five years:

		2014	2013	2012	2011	2010
North America	United States	10	30	58	101	111
	Puerto Rico and Dominican Republic	—	—	—	—	—
	Canada	4	10	13	11	7
	Mexico	3	5	2	1	1
	Subtotal	17	45	73	113	119
Central & South America	Panama, Brazil, Colombia, and Chile	1	4	1	1	2
Asia	China and India	2	—	—	3	3
Southeast Asia	Singapore, Malaysia, and Thailand	—	—	2	—	2
Europe	The Netherlands, Hungary, United Kingdom, Germany, Czech Republic, Italy, Romania, Poland, and Sweden	3	4	4	5	1
Africa	South Africa	1	—	—	—	—
Total		24	53	80	122	127
We plan to open additional stores outside of the United States in the future. The stores located outside the United States contributed approximately 11% of our consolidated net sales in 2014, with approximately 56% of this amount attributable to our Canadian operations.
No assurance can be given that any of the expansion plans described above will be achieved, or that new store locations, once opened, will be profitable.
It has been our experience that near-term profitability has been adversely affected by the opening of new store locations. This adverse effect is due to the start-up costs and the time necessary to generate a customer base. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. As a result of this process, sales volume builds slowly and it typically requires ten to twelve months for a new store to achieve its first profitable month. Of the nine stores opened in the first quarter of 2014, four were profitable in the fourth quarter of 2014.

The data in the following table shows the change in the average sales of our stores from 2013 to 2014 based on the age of each store. Included in the average monthly sales amounts are sales from our non-store selling locations, such as our Holo-Krome® business (included in the 2009 group, the year it was acquired). The stores opened in 2014 contributed approximately $9,762 (or approximately 0.3%) of our consolidated net sales in 2014, with the remainder coming from stores opened prior to 2014 or from our non-store business.

Age of Stores on December 31, 2014	Year Opened	Number of Stores in Group on December 31, 2014	Closed Stores[1]	Converted Stores[2]	Average Monthly Sales 2014		Average Monthly Sales 2013		Percent Change
0-1 year old	2014	24	—	—	$34	[3]	N/A		—
1-2 years old	2013	53	0/0	0/0	82		29	[3]	182.8%
2-3 years old	2012	75	3/0	0/-2	83		67		23.9%
3-4 years old	2011	113	8/1	-1/0	92		78		17.9%
4-5 years old	2010	116	7/4	0/0	90		79		13.9%
5-6 years old	2009	62	4/1	0/0	134		125		7.2%
6-7 years old	2008	140	9/2	0/0	87		77		13.0%
7-8 years old	2007	144	8/0	0/0	102		90		13.3%
8-9 years old	2006	219	12/1	0/0	102		91		12.1%
9-10 years old	2005	205	6/1	0/0	94		84		11.9%
10-11 years old	2004	208	4/1	0/0	107		95		12.6%
11-12 years old	2003	141	3/0	0/0	98		88		11.4%
12-16 years old	1999-2002	387	4/3	-1/0	124		111		11.7%
16+ years old	1967-1998	750	5/2	1/0	158		145		9.0%

[1]	We closed 73 stores and 16 stores in 2014 and 2013, respectively. The number of closed stores is noted in the table above as 2014 number/2013 number.

[2]
We converted two store locations to non-store selling locations, and one non-store selling location to a store in 2014. We converted two store locations to non-store selling locations in 2013. The number of converted stores is noted in the table above as 2014 number/2013 number, with store locations converted to non-store locations shown as negative numbers.

[3]	The average sales include sales of stores open for less than the full fiscal year.
Several years ago, we introduced our FAST Solutions® (industrial vending) offering and it has been an expanding component of our business. We believe industrial vending is the next logical chapter in the Fastenal story and also believe it has the potential to be transformative to industrial distribution, both because of its benefits to our customers such as reduced consumption, reduced purchase orders, reduced product handling, and 24-hour product availability, and its benefits to us in that it allows us to strengthen our relationships with our customers and streamline the supply chain. We believe we have a 'first mover' advantage in industrial vending and are investing to maximize this advantage.
We operate eleven regional distribution centers in the United States—Minnesota, Indiana, Ohio, Pennsylvania, Texas, Georgia, Washington, California, Utah, North Carolina, and Kansas, and three outside the United States – Ontario, Canada; Alberta, Canada; and Nuevo Leon, Mexico. These 14 distribution centers give us approximately 2.9 million square feet of distribution capacity. These distribution centers are located so as to permit twice-a-week to five times-a-week deliveries to our stores using our trucks and overnight delivery by surface common carrier. As the number of stores increases, we intend to add new distribution centers. The distribution centers in Indiana and California also serve as a 'master' hub to support the needs of the stores in their geographic region as well as provide a broader selection of products for the stores serviced by the other distribution centers.
We currently operate our Minnesota, Indiana, Ohio, Pennsylvania, Texas, Georgia, California, and Ontario, Canada distribution centers with 'automated storage and retrieval systems' or ASRS. These eight distribution centers operate with greater speed and efficiency, and currently handle approximately 82% of our picking activity. The Indiana facility also contains our centralized replenishment facility for a portion of our industrial vending business. This operation is also highly automated. We intend to invest in this type of ASRS distribution infrastructure over the next several years at our Washington, North Carolina, and Kansas locations.
Our information systems department develops, implements, and maintains the computer based technology used to support business functions within Fastenal. Corporate, e-Business, and distribution center systems are primarily supported from central locations, while each store uses a locally installed Point-Of-Sale (POS) system. The systems consist of both customized and purchased software. A dedicated Wide Area Network (WAN) is used to provide connectivity between systems and authorized users.

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
Threaded fasteners accounted for approximately 90% of the fastener product line sales in 2014, 2013, and 2012 and approximately 36%, 38%, and 40% of our consolidated net sales in 2014, 2013, and 2012, respectively.
Since 1993, we have added additional product lines. These product lines are sold through the same distribution channel as the original fastener product line. Our product lines include the following:

Product Line:	Year Introduced
Fasteners	1967
Tools	1993
Cutting tools	1996
Hydraulics & pneumatics	1996
Material handling	1996
Janitorial supplies	1996
Electrical supplies	1997
Welding supplies[1]	1997
Safety supplies	1999
Metals	2001
Direct Ship	2004
Office supplies	2010

[1]	We do not sell welding gases.
Each product line listed above may contain multiple product categories. During the last several years, we have added 'private label' brands (we often refer to these as 'exclusive brands') to our offering. These 'private label' brands represented approximately 11% of our total net sales in 2014. Most of these 'private label' products are in the non-fastener product lines.
We plan to continue to add other products in the future.
Inventory Control
Our inventory stocking levels are determined using our computer systems, our sales personnel at the store, district, and region levels, and our product managers. The data used for this determination is derived from sales activity from all of our stores, from individual stores, and from different geographic areas. It is also derived from vendor information and from customer demographic information. The computer system monitors the inventory level for all stock items and triggers replenishment, or prompts a buyer to purchase, as necessary, based on an established minimum-maximum level. All stores stock a base inventory and may expand beyond preset inventory levels as deemed appropriate by the district and store personnel. Inventories in distribution centers are established from computerized data for the stores served by the respective centers. Inventory quantities are continuously re-balanced utilizing an automated transfer mechanism we call ‘inventory re-distribution’.
Manufacturing and Support Services Operations
In 2014, approximately 95% of our consolidated net sales were attributable to products manufactured by other companies to industry standards or to customer specific requirements. The remaining 5% related to products manufactured, modified or repaired by our manufacturing businesses or our support services. The manufactured products consist primarily of non-standard sizes of threaded fasteners made to customers’ specifications or standard sizes manufactured under our Holo-Krome® product line. The services provided by the support services group include, but are not limited to, items such as tool repair, band saw blade welding, and light manufacturing. We engage in these activities primarily as a service to our customers and expect these activities in the future to continue to contribute in the range of 4% to 10% of our consolidated net sales.
Sources of Supply
We use a large number of suppliers for the standard stock items we distribute. Most items distributed by our network can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. No single supplier accounted for more than 5% of our purchases in 2014.
Geographic Information
Information regarding our revenues and long-lived assets by geographic location is set forth in Note 8 of the 'Notes to Consolidated Financial Statements' included later in this Form 10-K under the heading ‘Item 8. Financial Statements and Supplementary Data’. Foreign currency fluctuations, changes in trade relations, or fluctuations in the relative strength of foreign economies could impact our ability to procure products overseas at competitive prices and our foreign sales.
Customers and Marketing
We believe our success can be attributed to our ability to offer customers a full line of quality products at convenient locations, and to the superior service orientation and expertise of our employees. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both original equipment manufacturers and maintenance and repair operations. The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, oil exploration, production, and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. During the fourth quarter of 2014, our total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 399,000, while our total 'core accounts' (defined as the average number of accounts each month with purchase activity of at least $250 per month) was approximately 100,000.
In 2014, no one customer accounted for 10% or more of our sales. We believe that our large number of customers, together with the varied markets that they represent, provide some protection to us from economic downturns that are not across multiple industries and geographic regions.
Direct marketing continues to be the backbone of our business through our local storefronts and selling personnel. We support our stores with multi-channel marketing including email and online marketing, catalogs, promotional flyers, events, and store signage. In recent years, our national advertising has been focused on NASCAR® sponsorships through our partnership with Roush Fenway Racing. From 2012 through 2014, Fastenal was the primary sponsor of Carl Edwards’ No. 99 car in the Sprint Cup Series, and we’ll continue to present the Fastenal brand to millions of Sprint Cup fans as the primary sponsor of Ricky Stenhouse Jr.’s No. 17 car in 2015. In addition to our NASCAR® sponsorship, we do limited print and online advertising through a variety of publications and outlets.
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
Competition
Our business is highly competitive. Competitors include large distributors located primarily in large cities, smaller distributors located in many of the same smaller markets in which we have stores, and on-line retailers. We believe the principal competitive factors affecting the markets for our products are customer service, price, convenience, product availability, and cost saving solutions.

Some competitors use vans to sell their products in markets away from their main warehouses, while others rely on mail order, websites, or telemarketing sales. We, however, believe the convenience provided to customers by operating stores in small, medium, and large markets, each offering a wide variety of products, is a competitive selling advantage and the convenience of a large number of stores in a given area, taken together with our ability to provide frequent deliveries to such stores from centrally located distribution centers, makes possible the prompt and efficient distribution of products. We also believe our FAST Solutions® (industrial vending), combined with our local storefront, provides a unique way to provide to our customers convenient access to products and cost saving solutions using a business model not easily replicated by our competitors. Having trained personnel at each store also enhances our ability to compete (see ‘Employees’ below).
Employees
We employ a total of 18,417 full and part-time employees, most of whom are employed at a store location. A breakout of the number of employees, and their respective roles, is contained earlier in this document.
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
The Fastenal School of Business (our internal corporate university program) develops and delivers a comprehensive array of industry and company specific education and training programs that are offered to our employees. Our school of business provides core curricula focused on key competencies determined to be critical to the success of our employees’ performance. In addition, we provide specialized educational tracks within various institutes of learning. These institutes of learning are advanced levels that provide specific concentrations of education and development and have been designed to focus on the critical aspects of our business. These institutes provide a focused educational experience to enhance employee performance in relevant business areas such as leadership, effective store best practices, sales and marketing, product education, and distribution.
Our sales personnel are compensated with a modest base salary and an incentive bonus arrangement that places emphasis on achieving increased sales on a store, district, and regional basis, while still attaining targeted levels of, among other things, gross profit and collections. As a result, a significant portion of our total employment cost varies with sales volume. We also pay incentive bonuses to our leadership personnel based on one or more of the following factors: sales growth, earnings growth (before and after taxes), profitability, and return on assets, and to our other personnel for achieving pre-determined departmental, project, and cost containment goals.
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
A downturn in the economy or in the principal markets served by us and other factors may affect customer spending, which could harm our operating results. In general, our sales represent spending on discretionary items or consumption needs by our customers. This spending is affected by many factors, including, among others:

•	general business conditions,

•	business conditions in our principal markets,

•	interest rates,

•	inflation,

•	liquidity in credit markets,

•	taxation,

•	government regulations,

•	energy and fuel prices and electrical power rates,

•	unemployment trends,

•	terrorist attacks and acts of war,

•	weather conditions, and

•	other matters that influence customer confidence and spending.
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
Products that we sell may expose us to potential material liability for property damage, environmental damage, personal injury, or death linked to the use of those products by our customers. Some of our customers operate in challenging industries where there is a material risk of catastrophic events, and we are actively seeking to expand our sales to certain categories of customers (such as those in the aerospace industry) whose businesses entail heightened levels of that type of risk. If any of these events are linked to the use by our customers of any of our products, claims could be brought against us by those customers, by governmental authorities, and by third parties who are injured or damaged as a result of such events. In addition, our reputation could be adversely affected by negative publicity surrounding such events regardless of whether or not claims against us are successful. While we maintain insurance coverage to mitigate a portion of this risk and may have recourse against our suppliers for losses arising out of defects in products procured from them, we could experience significant losses as a result of claims made against us to the extent adequate insurance is not in place, the products are manufactured by us or legal recourse against our suppliers is otherwise not available, or our insurers or suppliers are unwilling or unable to satisfy their obligations to us.
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
In the event of a cyber security incident, we could experience certain operational problems or interruptions, incur substantial additional costs, or become subject to legal or regulatory proceedings, any of which could lead to damage to our reputation in the marketplace. In addition, compliance with cyber security laws, regulations, and standards could be difficult and costly, and failure to comply could expose us to legal risk. The nature of our business requires us to receive, retain, and transmit certain personally identifying information that our customers provide to purchase products or services, register on our websites, or otherwise communicate and interact with us. While we have taken and continue to undertake significant steps to protect our customer and confidential information and the functioning of our computer systems and website, a compromise of our data security systems or those of businesses we interact with could result in information related to our customers or business being obtained by unauthorized persons or other operational problems or interruptions. We develop and update processes and maintain systems in an effort to try to prevent this from occurring, but the development and maintenance of these processes and systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Consequently, despite our efforts, the possibility of intrusion, interruption of our business, cyber security incidents and theft cannot be eliminated entirely, and risks associated with each of these remain. While we also seek to obtain assurances that third parties we interact with will protect confidential information, there is a risk the confidentiality of data held or accessed by third parties may be compromised. If a compromise of our data security or function of our computer systems or website were to occur, it could have a material adverse effect on our operating results and financial condition and, possibly, subject us to additional legal, regulatory, and operating costs, and damage our reputation in the marketplace. In addition, our handling and use of personal information is regulated at the international, federal, and state levels. Privacy and information security laws, regulations, and standards such as the Payment Card Industry Data Security Standard change from time to time, and compliance with them may result in cost increases due to necessary system changes and the development of new processes, and may be difficult to achieve. If we fail to comply with these laws, regulations, and standards, we could be subjected to legal risk.
Our current estimate for total store market potential in North America could be incorrect. One of our strategies is to grow our business through the introduction of stores into new and existing markets. Based on a snapshot of current marketplace demographics in the United States, Canada, and Mexico, we currently estimate there is potential market opportunity in North America to support approximately 3,500 stores, or approximately 900 more stores than we have today. This estimate is based on our business model today, and market changes such as industrial vending and the internet, or other types of e-business, could cause it to change. In addition, a particular local market’s ability to support a store may change because of a change in that market, a change in our store format, or the presence of a competitor’s store. We cannot guarantee that our market potential estimates are accurate or that we will decide to open stores to reach the full market opportunity. While we estimate we have the potential in North America for approximately 900 more stores than we have today, we have slowed our store openings in recent years and have focused instead on other growth drivers of our business.
We may be unable to meet our goals regarding new store openings. Our growth is dependent primarily on our ability to attract new customers and increase our activity with existing customers. Historically, the most effective way to attract new customers has been opening new stores, although that has not been our primary growth driver in recent years. We expect to open new stores at the rate of approximately 1% in 2015; however, we cannot assure you that we can open stores at this rate, and failure to do so could negatively impact our long-term growth. We opened stores at the rate of approximately 1%, 2%, and 3% in 2014, 2013, and 2012, respectively.
Our ‘pathway-to-profit’ strategy, the goal of which is to improve our pre-tax profit margins by growing the average annual sales of our stores, may prove unsuccessful on a long-term basis. In April 2007, we introduced our ‘pathway-to-profit’ strategy. That strategy involved slowing our annual new store openings and investing the funds saved by opening fewer stores in additional sales and sales leadership personnel. Under the 'pathway-to-profit' strategy, our goal is to increase our average annual sales per store, which would allow us to capture earnings leverage (by spreading operating and administrative expenses over higher sales) and grow our pre-tax profit margin. Our gross profit margin generally decreases as our average per store sales increase, as larger stores sell to larger customers whose more focused buying patterns merit better pricing. However, our operating and administrative expenses, expressed as a percentage of net sales, typically improve as average per store sales grow. In most years the net effect is an increase in our pre-tax profit margin, as the relative improvement in operating and administrative expenses offsets the decrease in gross profit margin. A downturn in the economy or in the principle markets served by us or difficulty in attracting and retaining qualified sales and sales leadership personnel could adversely impact our ability to continue to grow our average per store sales. In addition, greater than expected decreases in our gross profit margin resulting from changes in customer mix or other factors noted below, or the failure to control operating and administrative expenses to the degree necessary to offset expected decreases in our gross profit margin, could adversely impact our pre-tax profit margin even as average per store sales increase. The latter was evidenced in 2014, when the improvement in our operating and administrative expenses as a percentage of net sales was not sufficient to counterbalance the decrease in our gross profit margin, due in part to our push to add more personnel and labor hours in our stores and more district and regional leaders to better serve our stores, and in part to rising miscellaneous expenses.
Changes in customer or product mix, downward pressure on sales prices, and changes in volume of orders could cause our gross profit percentage to fluctuate or decline in the future. Changes in our customer or product mix could cause our gross profit percentage to fluctuate or decline. From time to time, we have experienced changes in customer or product mix that have caused our gross profit percentage to deteriorate. For example, the portion of our sales attributable to fasteners has been decreasing in recent years. That has adversely affected our gross profit percentage as our non-fastener products generally carry lower gross profit margin than our fastener products. Also, as noted above, our strategy of growing our pre-tax profit margin by increasing our average annual sales per store has contributed to a drop in our gross profit percentage due to resulting changes in our customer mix. If our customer or product mix continues to change, our gross profit percentage may decline further. Downward pressure on sales prices and changes in the volume of our orders could also cause our gross profit percentage to fluctuate or decline. We can experience downward pressure on sales prices as a result of deflation, pressure from customers to reduce costs, or increased competition, as was the case in 2009 and the latter half of 2013. Furthermore, reductions in our volume of purchases, as also happened in 2009 and the latter half of 2013, can adversely impact gross profit by reducing supplier volume allowances.
Opening stores in new markets presents increased risks that may prevent us from being profitable in these new locations. We intend to open stores in new markets pursuant to our growth strategy. New stores do not typically achieve operating results comparable to our existing stores until after several years of operation, and stores in new markets face additional challenges to achieving profitability. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. In new markets, we have less familiarity with local customer preferences and customers in these markets are less familiar with our name and capabilities. In addition, entry into new markets may bring us into competition with new, unfamiliar competitors. We cannot assure success in operating our stores on a profitable basis in new markets.
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
The ability to identify new products and product lines, and integrate them into our store and distribution network, may impact our ability to compete and our sales and profit margins. Our success depends in part on our ability to develop product expertise at the store level and identify future products and product lines that complement existing products and product lines and that respond to our customers’ needs. We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which we compete or trends in new products. In addition, our ability to integrate new products and product lines into our stores and distribution network could impact sales and profit margins.
Changes in energy costs and the cost of raw materials used in our products could impact our net sales, gross profit percentage, cost of goods, distribution expenses, and occupancy expenses, which may result in lower operating income. Costs of raw materials used in our products (e.g., steel) and energy costs have fluctuated during the last several years. Increases in these costs result in increased production costs for our suppliers. These suppliers typically look to pass their increased costs along to us through price increases. The fuel costs of our distribution and store operations have fluctuated as well. While we typically try to pass increased supplier prices and fuel costs through to our customers or to modify our activities to mitigate the impact, we may not be successful, particularly if supplier prices or fuel costs rise rapidly. Failure to fully pass any such increased prices and costs through to our customers or to modify our activities to mitigate the impact would have an adverse effect on our operating income. While increases in the cost of fuel or raw materials could be damaging to us, decreases in those costs, particularly if severe, could also adversely impact us by creating deflation in selling prices, which could cause our gross profit margin to deteriorate, or by negatively impacting customers in certain industries (such as oil exploration, production, and refinement companies), which could cause our sales to those customers to decline.
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
Inclement weather and other disruptions to the transportation network could impact our distribution system and adversely impact demand for our products. Our ability to provide efficient distribution of core business products to our store network is an integral component of our overall business strategy. Disruptions at distribution centers or shipping ports, due to events such as the hurricanes of 2005 and 2012 and the longshoreman’s strike on the West Coast in 2002, may affect our ability to both maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations. In addition, severe weather conditions could adversely affect demand for our products in particularly hard hit regions. This risk was felt in the first quarter of 2014 as our sales growth was hampered in January and February due to a severe winter in North America and its negative impact on our customers and our trucking network.
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
We may not be able to compete effectively against our competitors, which could harm our business and operating results. The industrial, construction, and maintenance supply industry, although consolidating, still remains a large, fragmented industry that is highly competitive. Our current or future competitors may include companies with similar or greater market presence, name recognition, and financial, marketing, and other resources, and we believe they will continue to challenge us with their product selection, financial resources, and services. Increased competition from brick and mortar retailers in markets in which we have stores or from on-line retailers (particularly those major internet providers who can offer a wide range of products and rapid delivery), and the adoption by competitors of aggressive pricing strategies and sales methods, could cause us to lose market share or reduce our prices or increase our spending, thus eroding our operating income.
Products manufactured in foreign countries may cease to be available, which could adversely affect our inventory levels and operating results. We obtain certain of our products, and our suppliers obtain certain of their products, from China, Taiwan, South Korea, Mexico, and other foreign countries. Our suppliers could discontinue selling products manufactured in foreign countries at any time for reasons that may or may not be in our control or our suppliers' control, including foreign government regulations, domestic government regulations, political unrest, war, disruption or delays in shipments, changes in local economic conditions, or trade issues. Our operating results and inventory levels could suffer if we are unable to promptly replace a supplier who is unwilling or unable to satisfy our requirements with another supplier providing equally appealing products.
Our business may be adversely affected by political gridlock in the United States. We primarily operate in the United States. During the last several years there has been significant fiscal uncertainty in the country, the resolution of which has been impeded by political gridlock. We believe this has adversely impacted our business and could negatively impact our business in the future.
Our FAST Solutions® (industrial vending) business is relatively new, and our competitive advantage could be eliminated. We believe we have a competitive advantage in industrial vending due to our vending hardware and software, our local store presence (allowing us to service machines more rapidly), our 'vendible' product depth, and, in North America, our distribution strength. These advantages have developed over time; however, other competitors could respond to our expanding industrial vending business with highly competitive platforms of their own. Such competition could negatively impact our ability to expand our industrial vending business or negatively impact the economics of that business.
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
There can be no assurance we will be able in the future to take advantage effectively of the trend toward consolidation. The trend in our industry toward consolidation could make it more difficult for us to maintain our current gross profit and operating income. Furthermore, as our industrial and construction customers face increased foreign competition, and potentially lose business to foreign competitors or shift their operations overseas in an effort to reduce expenses, we may face increased difficulty in growing and maintaining our market share.
We are required to disclose the use of 'conflict minerals' in certain of the products we distribute, which imposes costs on us and could raise reputational and other risks. The SEC has promulgated rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure of the use of certain minerals, known as 'conflict minerals', that are mined from the Democratic Republic of the Congo and adjoining countries. These rules have required and will continue to require due diligence and disclosure efforts. There are and will continue to be costs associated with complying with these disclosure requirements, including costs to determine which of our products are subject to the rules and the source of any 'conflict minerals' used in those products. In addition, compliance with these rules could adversely affect the sourcing, supply, and pricing of materials used in those products. Also, we may face reputational challenges if we are unable to verify the origins for all 'conflict minerals' used in products through the procedures we have implemented. We may also encounter challenges to satisfy customers that may require all of the components of products purchased to be certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES
We own the following facilities in Winona, Minnesota:

Purpose	Tote Locations (ASRS)[1]	Approximate Square Feet
Distribution center and home office	253,000	259,000
Manufacturing facility		100,000
Computer support center		13,000
Winona store		15,000
Winona product support facility		55,000
Rack and shelving storage		42,000
Multi-building complex which houses certain operations of the distribution group, the support services group, and the home office support group		30,000
Supplemental warehouse, office, and potential store space, which is subject to a pre-existing retail lease		100,000

[1]	Total number of tote locations for small parts storage included in facilities with an automated storage and retrieval system (ASRS).
We own the following facilities, excluding store locations, outside of Winona, Minnesota:

Purpose	Location	Tote Locations (ASRS)[1]		Approximate Square Feet
Distribution center and manufacturing facility	Indianapolis, Indiana	539,000	[2]	525,000
Storage facilities	Indianapolis, Indiana			569,000
Distribution center	Atlanta, Georgia	78,000		198,000
Distribution center	Dallas, Texas	41,000	[3]	176,000
Distribution center	Scranton, Pennsylvania	87,000		189,000
Distribution center	Akron, Ohio	74,000		152,000
Distribution center	Kansas City, Kansas			300,000
Distribution center	Kitchener, Ontario, Canada	105,000		142,000	[4]
Distribution center	Kitchener, Ontario, Canada			62,000	[4]
Distribution center	High Point, North Carolina			256,000
Distribution center and manufacturing facility	Modesto, California	83,000		328,000
Manufacturing facility	Rockford, Illinois			100,000
Local re-distribution center and manufacturing facility	Johor, Malaysia			27,000
Manufacturing facility	Wallingford, Connecticut			187,000

[1]	Total number of tote locations for small parts storage included in facilities with an automated storage and retrieval system (ASRS).

[2]
This property contains an ASRS with capacity of 52,000 pallet locations, in addition to the 539,000 tote locations for small parts noted above; 185,000 of these small part tote locations are located in the FAST Solutions® (industrial vending) automated replenishment facility ('T-Hub'), which is also located on this property.

[3]	This facility contains an ASRS with capacity of 14,000 pallet locations, in addition to the 41,000 tote locations for small parts noted above.

[4]	Our distribution center in Kitchener, Ontario, Canada moved to a new 142,000 square foot facility in 2014. The 62,000 square foot facility is being vacated and is currently for sale.
In addition, we own 177 buildings that house our store locations in various cities throughout North America.

All other buildings we occupy are leased. Leased stores range from approximately 3,000 to 10,000 square feet, with lease terms of up to 60 months (most initial lease terms are for 36 to 48 months). In addition to our leased store locations, we also lease the following facilities:

Purpose	Location	Approximate Square Feet	Lease Expiration Date	Remaining Lease Renewal Options
Distribution center	Seattle, Washington	100,000	April 2017	Two
Distribution center	Salt Lake City, Utah	74,000	July 2017	Two
Distribution center and packaging facility	Salt Lake City, Utah	26,000	July 2017	One
Distribution center	Apodaca, Nuevo Leon, Mexico	46,000	March 2020	None
Distribution center and manufacturing facility	Edmonton, Alberta, Canada	45,000	July 2020	One
Manufacturing facility	Houston, Texas	21,000	July 2019	None
Local re-distribution center and manufacturing facility	Modrice, Czech Republic	15,000	July 2021	None
If economic conditions are suitable, we will, in the future, consider purchasing store locations to house our older stores. It is anticipated the majority of new store locations will continue to be leased. It is our policy to negotiate relatively short lease terms to facilitate relocation of particular store operations, when desirable. Our experience has been that space suitable for our needs and available for leasing is sufficient.

ITEM 3.	LEGAL PROCEEDINGS
A description of our legal proceedings, if any, is contained in Note 10 of the 'Notes to Consolidated Financial Statements'. The description of our legal proceedings, if any, in Note 10 is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Fastenal Company are:

Name	Employee of Fastenal Since	Age	Position
Leland J. Hein	1985	54	President, Chief Executive Officer, and Director
Daniel L. Florness	1996	51	Executive Vice President and Chief Financial Officer
James C. Jansen	1992	44	Executive Vice President – Operations
Sheryl A. Lisowski	1994	47	Controller and Chief Accounting Officer
Nicholas J. Lundquist	1979	57	Executive Vice President – Operations
Kenneth R. Nance	1992	50	Executive Vice President – Sales
Terry M. Owen	1999	46	Executive Vice President – E-Business
Gary A. Polipnick	1983	52	Executive Vice President – Sales
Steven A. Rucinski	1980	57	Executive Vice President – Sales
Ashok Singh	2001	52	Executive Vice President – Information Technology
John L. Soderberg	1993	43	Executive Vice President – Sales Operations & Support
Reyne K. Wisecup	1988	51	Executive Vice President – Human Resources and Director
Mr. Hein has been our chief executive officer since January 2015 and our president since July 2012. From November 2007 to July 2012, Mr. Hein was one of our executive vice presidents – sales. Mr. Hein’s responsibilities as an executive vice president – sales included sales and operational oversight over a substantial portion of our business. Prior to November 2007, Mr. Hein served in various sales leadership roles, most recently as leader of our Winona and Kansas City based regions. Mr. Hein has served as one of our directors since 2014.
Mr. Florness has been our executive vice president and chief financial officer since December 2002. From June 1996 to November 2002, Mr. Florness was our chief financial officer. In addition to his financial role, Mr. Florness' responsibilities also include oversight over our national accounts business.
Mr. Jansen has been an executive vice president – operations since December 2010. Since July 2012, Mr. Jansen's responsibilities have included oversight of our manufacturing. Prior to July 2012, Mr. Jansen's responsibilities also included distribution development. From November 2007 to December 2010, Mr. Jansen was our executive vice president – internal operations. From May 2005 to November 2007, Mr. Jansen served as leader of systems development (this role encompassed both information systems and distribution systems development). From April 2000 to April 2005, Mr. Jansen served in the sales leadership role of our Texas based region.
Ms. Lisowski has been our controller and chief accounting officer since October 2013. From March 2007 to October 2013, Ms. Lisowski served as our controller – accounting operations. Ms. Lisowski joined Fastenal in 1994 and, prior to March 2007, served in various roles of increasing responsibility within our finance and accounting team.
Mr. Lundquist has been an executive vice president – operations since July 2012. Mr. Lundquist's responsibilities include distribution development, product development, supplier development, and supply chain. From November 2007 to July 2012, Mr. Lundquist was one of our executive vice presidents – sales. Mr. Lundquist’s responsibilities as an executive vice president – sales included sales and operational oversight over a substantial portion of our business. From December 2002 to November 2007, Mr. Lundquist was our executive vice president and chief operating officer.
Mr. Nance has been an executive vice president – sales since July 2012. Mr. Nance's responsibilities include sales and operational oversight of our business in the eastern United States and Canada. From June 2005 to July 2012, Mr. Nance served as regional vice president of our Texas based region. Prior to June 2005, Mr. Nance served in various sales leadership roles.
Mr. Owen has been our executive vice president – e-business since May 2014. Mr. Owen’s responsibilities include FAST Solutions® (industrial vending) and e-commerce sales. From December 2007 to May 2014, Mr. Owen served as regional vice president of our Texas based and Mexico regions. Prior to December 2007, Mr. Owen served in various distribution center leadership roles.
Mr. Polipnick has been an executive vice president – sales since July 2012. Mr. Polipnick's responsibilities include sales and operational oversight of our business in the western United States. From November 2007 to July 2012, Mr. Polipnick served as regional vice president of our Winona based region. Prior to November 2007, Mr. Polipnick served in various sales leadership roles.

Mr. Rucinski has been an executive vice president – sales since November 2007. Mr. Rucinski’s responsibilities include sales and operational oversight over our international business (other than Canada). Prior to November 2007, Mr. Rucinski served in various sales leadership roles, most recently as leader of national accounts. Mr. Rucinski has indicated his intention to retire during 2015.
Mr. Singh has been our executive vice president – information technology since January 2011. Mr. Singh joined Fastenal in 2001 and, prior to January 2011, served in various roles of increasing responsibility in the administration and application development areas within our information technology group.
Mr. Soderberg has been our executive vice president – sales operations & support since May 2014. Mr. Soderberg’s responsibilities include industry sales, pricing, contracts, and sales support. From April 2010 to May 2014, Mr. Soderberg was one of our vice presidents – sales. From April 2005 to April 2010, Mr. Soderberg served as regional vice president of our Washington based region. Prior to April 2005, Mr. Soderberg served in various sales leadership roles.
Ms. Wisecup has been our executive vice president – human resources since November 2007. Prior to November 2007, Ms. Wisecup served in various support roles, most recently as director of employee development. Ms. Wisecup has served as one of our directors since 2000.
The executive officers are elected by our board of directors for a term of one year and serve until their successors are elected and qualified. None of our executive officers is related to any other such executive officer or to any of our directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Data
Our shares are traded on The NASDAQ Stock Market under the symbol ‘FAST’. As of January 23, 2015, there were approximately 1,200 record holders of our common stock, which includes nominees or broker dealers holding stock on behalf of an estimated 173,000 beneficial owners.
The following table sets forth, by quarter, the high and low closing sale price1 of our shares on The NASDAQ Stock Market for 2014 and 2013.

2014:	High	Low	2013:	High	Low
First quarter	$50.43	42.70	First quarter	$53.18	46.47
Second quarter	$51.20	47.80	Second quarter	$52.18	44.95
Third quarter	$50.08	43.74	Third quarter	$50.98	43.99
Fourth quarter	$48.21	40.78	Fourth quarter	$51.89	45.62
1 The closing sale price was obtained from Shareholder.com, a division of Nasdaq OMX.
The following table sets forth our dividend payout (per share basis) in each of the last three years:

	2014	2013	2012
First quarter	$0.25	$0.10	$0.17
Second quarter	0.25	0.20	0.17
Third quarter	0.25	0.25	0.19
Fourth quarter	0.25	0.25	0.21
Total regular dividend	1.00	0.80	0.74
Supplemental*	—	—	0.50
Total	$1.00	$0.80	$1.24
*Due to income tax rate uncertainties in the United States, we paid a supplemental dividend in December 2012.
On January 14, 2015, we announced a quarterly dividend of $0.28 per share to be paid on February 27, 2015 to shareholders of record at the close of business on January 30, 2015. Our board of directors intends to continue paying quarterly dividends, provided that any future determination as to payment of dividends will depend upon the financial condition and results of operations of the Company and such other factors as are deemed relevant by the board of directors.
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during each of the last three months of 2014:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2014	300,000	$42.73	300,000	700,000
November 1-30, 2014	300,000	$44.76	300,000	400,000
December 1-31, 2014	0	$0.00	0	400,000
Total	600,000	$43.74	600,000	400,000
Purchases of shares of our common stock earlier in 2014 are described later in this Form 10-K under the heading ‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’.
On January 14, 2015, our board of directors increased the maximum number of shares that may yet be purchased from 400,000 shares to 2,000,000 shares.

The Fastenal Company Common Stock Comparative Performance Graph
Set forth below is a graph comparing, for the five years ended December 31, 2014, the yearly cumulative total shareholder return on our common stock with the yearly cumulative total shareholder return of the S&P 500 Index and the Dow Jones US Industrial Suppliers Index.
The comparison of total shareholder returns in the performance graph assumes that $100 was invested on December 31, 2009 in Fastenal Company, the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index, and that dividends were reinvested when and as paid.
Comparison of Five Year Cumulative Total Return Among Fastenal Company, the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index

300
250
200
150
100
50
0
2009
2010
2011
2012
2013
2014
Fastenal Company
S&P 500 Index
Dow Jones US Industrial Suppliers Index

	2009	2010	2011	2012	2013	2014
Fastenal Company	100.00	147.68	219.19	241.26	249.84	255.72
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
Dow Jones US Industrial Suppliers Index	100.00	142.09	188.95	206.06	238.54	238.41
Note - The graph and index table above were obtained from Zachs SEC Compliance Services Group.

ITEM 6.	SELECTED FINANCIAL DATA
Incorporated herein by reference is Ten-Year Selected Financial Data on pages 4 and 5 of Fastenal’s 2014 Annual Report to Shareholders of which this Form 10-K forms a part, a portion of which is filed as Exhibit 13 to this Form 10-K.

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
BUSINESS AND OPERATIONAL OVERVIEW
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of approximately 2,700 company owned stores. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance and repair operations (MRO). The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our product include farmers, truckers, railroads, oil exploration, production, and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our stores and customers are primarily located in North America.
BUSINESS DISCUSSION
The following pages contain a marketplace overview, and a general sales growth and product line mix discussion, for each of the last three years. This is followed by a more in depth discussion of the following:

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
While reading these items, it is helpful to appreciate several aspects of our marketplace: (1) it's big, the North American marketplace for industrial supplies is estimated to be in excess of $160 billion per year (and we have expanded beyond North America), (2) no company has a significant portion of this market, (3) many of the products we sell are individually inexpensive, (4) when our customer needs something quickly or unexpectedly our local store is a quick source, (5) the cost and time to manage and procure the products we sell is meaningful, (6) the cost to move these products, many of which are bulky, can be significant, (7) many customers would prefer to reduce their number of suppliers to simplify their business, and (8) many customers would prefer to utilize various technologies to improve availability and reduce waste.
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
The concept of growth is simple, find more customers every day and increase your activity with them. However, execution is hard work. First, we recruit service minded individuals to support our customers and their business. Second, we operate in a decentralized fashion to help identify the greatest value for our customers. Third, we build a great machine behind the store to operate efficiently and to help identify new business solutions. Fourth, we do these things every day. Finally, we strive to generate strong profits; these profits produce the cash flow necessary to fund our growth and to support the needs of our customers.
SALES GROWTH
Net sales and growth rates in net sales were as follows:

	2014	2013	2012
Net sales	$3,733,507	3,326,106	3,133,577
Percentage change	12.2%	6.1%	13.3%
The increase in net sales in both 2014 and 2013 came primarily from higher unit sales. Our growth in net sales was impacted by slight inflationary price changes in our non-fastener products and some price deflation in our fastener products, with the net impact being a slight drag on growth. Our growth in net sales was not meaningfully impacted by the introduction of new products or services, with one exception. Over the last several years, our FAST Solutions® (industrial vending) initiative has stimulated faster growth with a subset of our customers (discussed later in this document). The higher unit sales resulted primarily from increases in sales at older store locations (discussed below and again later in this document) and to a lesser degree the opening of new store locations in the last several years. The growth in net sales at the older store locations was due to the growth drivers of our business (discussed later in this document). The change in currencies in foreign countries (primarily Canada) relative to the United States dollar lowered our daily sales growth rate by 0.5% and 0.2% in 2014 and 2013, respectively. The added growth in 2014 was largely related to two things – the expansion, which began in the latter half of 2013, in the number of our store employees and the number of district and regional leaders supporting our stores, all in an effort to generate more selling energy within our stores, and a stabilization in our OEM fastener business.
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
The impact of the economy is best reflected in the growth performance of our stores opened greater than ten years ago (store sites opened as follows: 2014 group – opened 2004 and earlier, 2013 group – opened 2003 and earlier, and 2012 group – opened 2002 and earlier) and opened greater than five years ago (store sites opened as follows: 2014 group – opened 2009 and earlier, 2013 group – opened 2008 and earlier, and 2012 group – opened 2007 and earlier). These two groups of stores are more cyclical due to the increased market share they enjoy in their local markets. The stores opened greater than two years ago represent a consistent ‘same store’ view of our business (store sites opened as follows: 2014 group – opened 2012 and earlier, 2013 group – opened 2011 and earlier, and 2012 group – opened 2010 and earlier). The daily sales change for each of these groups was as follows:

Store Age	2014	2013	2012
Opened greater than 10 years	10.5%	2.1%	8.1%
Opened greater than 5 years	10.9%	3.6%	9.8%
Opened greater than 2 years	11.5%	4.4%	10.8%
Note: The age groups above are measured as of the last day of each respective year.
Stores opened in 2014 contributed approximately $9,762 (or 0.3%) to 2014 net sales. Stores opened in 2013 contributed approximately $52,033 (or 1.4%) to 2014 net sales and approximately $18,620 (or 0.6%) to 2013 net sales. The rate of growth in sales of store locations generally levels off after they have been open for five years, and, as stated earlier, the sales generated at our older store locations typically vary more with the economy than do the sales of younger stores.
SALES BY PRODUCT LINE
The approximate mix of sales from the fastener product line and from the other product lines was as follows:

	2014	2013	2012
Fastener product line	40%	42%	44%
Other product lines	60%	58%	56%
The decrease in our fastener sales as a percentage of total sales has been driven by the continued success of our non-fastener product lines, which we began to add in the 1990s, and by the growth of our FAST Solutions® (industrial vending) program. Since we sell primarily non-fastener products in our industrial vending machines, this program has led to greater resilience to weak industrial production of our non-fastener business compared to our fastener business.
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
Monthly Sales Changes:
All company sales – During the months noted below, all of our selling locations, when combined, had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2014	6.7%	7.7%	11.6%	10.0%	13.5%	12.7%	14.7%	15.0%	12.9%	14.6%	15.3%	17.4%
2013	6.7%	8.2%	5.1%	4.8%	5.3%	6.0%	2.9%	7.2%	5.7%	7.7%	8.2%	6.7%
2012	21.3%	20.0%	19.3%	17.3%	13.1%	14.0%	12.1%	12.0%	12.9%	6.8%	8.2%	9.7%

Stores opened greater than two years – Our stores opened greater than two years (store sites opened as follows: 2014 group – opened 2012 and earlier, 2013 group – opened 2011 and earlier, and 2012 group – opened 2010 and earlier) represent a consistent 'same-store' view of our business. During the months noted below, the stores opened greater than two years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2014	5.5%	6.5%	10.2%	8.4%	12.1%	11.4%	13.4%	14.0%	11.8%	13.5%	14.0%	16.5%
2013	5.0%	6.5%	3.4%	3.1%	3.5%	4.3%	1.4%	5.5%	4.2%	6.1%	6.2%	4.9%
2012	18.8%	17.1%	16.8%	14.5%	10.1%	11.1%	9.1%	8.6%	9.8%	3.8%	5.1%	6.6%
Stores opened greater than five years – The impact of the economy, over time, is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2014 group – opened 2009 and earlier, 2013 group – opened 2008 and earlier, and 2012 group – opened 2007 and earlier). This group, which represented about 90% of our total sales in 2014, is more cyclical due to the increased market share they enjoy in their local markets. During the months noted below, the stores opened greater than five years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2014	4.6%	5.4%	9.5%	7.7%	11.5%	10.8%	12.9%	13.4%	11.7%	13.3%	13.6%	16.2%
2013	3.2%	5.6%	2.3%	2.0%	2.7%	3.4%	0.6%	4.7%	3.2%	5.3%	6.1%	4.8%
2012	17.4%	15.8%	15.7%	13.7%	9.0%	10.2%	8.3%	7.9%	8.5%	2.6%	4.6%	5.6%
Summarizing comments – There are three distinct influences to our growth: (1) execution, (2) currency fluctuations, and (3) economic fluctuations. This discussion centers on (2) and (3).
The change in currencies in foreign countries (primarily Canada) relative to the United States dollar impacted our growth over the last several years. During the years 2014, 2013, and 2012, it lowered our growth by 0.5%, 0.2%, and 0.1%, respectively.
During 2012, the growth in the first three and a half months generally continued the relative strength we saw in 2011. Then we began to experience several distinct economic slowdowns. The first occurred in the late April/May time frame, and then moderated until September 2012. The second occurred in the October/November time frame. This was exaggerated by the impact of Hurricane Sandy and an unusual business day comparison in October (23 days in 2012 versus 21 days in 2011 - the maintenance portion of our business is often linked to monthly spend patterns of our customers, which are not as business day dependent, this can dilute the daily growth picture given the change in business day divisor). The third occurred in the spring of 2013. This involved our fastener product line and our construction business (primarily non-residential construction). This third slowdown, similar to the first two listed, mirrored or slightly led some softening in the PMI Index. The PMI Index is a composite index of economic activity in the United States manufacturing sector. It is published by the Institute for Supply Management and is available at http://www.ism.ws/. The fastener piece was heavily impacted by our industrial production business. These customers utilize our fasteners in the manufacture/assembly of their finished products. The end markets with the most pronounced weakening included heavy machinery manufacturers with exposure to: mining, military, agriculture, and construction. The fourth and fifth occurred in July 2013 and December 2013. The daily sales growth in July 2013 and December 2013 were negatively impacted by the timing of the July 4th holiday (Thursday in 2013, Wednesday in 2012, Monday in 2011) and the Christmas/New Year holiday (Wednesday in 2013, Tuesday in 2012, and Sunday in 2011). This resulted in a 'lone' business day on Friday, July 5, 2013, in which many of our customers were closed, and three distinct one to two day work periods in the last two weeks of December 2013. The December 2013 impact was amplified due to poor weather conditions.
Our daily sales growth trends have generally improved since September 2013. This was largely related to changing comparisons to the prior year and to the improving sequential patterns noted in the next discussion. Our sales to customers engaged in light and medium duty manufacturing (largely related to consumer products) have improved since late 2013; this makes sense given the trends in the PMI Index since that time.
In the first quarter of 2014, our sales growth was hampered in January and February due to a weak economy and foreign exchange rate fluctuations (primarily related to the Canadian dollar); however, the biggest impact was a severe winter in North America and its negative impact on our customers and our trucking network. In March 2014, the weak economy and negative foreign exchange rate fluctuations continued; however, the weather normalized and our daily sales growth expanded to 11.6%. This double digit growth in March was helped by the Easter timing (April in 2014), but the real story is good people, good execution, and minimal negative weather impacts. Since March 2014, our double digit growth has continued. In the second quarter of 2014, the negative impact of the Easter timing was felt, and then a 'less noisy' picture emerged in May and June. Our sales to customers engaged in heavy machinery manufacturing (primarily serving the mining, military, agricultural, and construction end markets), which represents approximately one fifth of our business, had a very weak 2013, but stabilized late in 2013 and has improved in 2014. Since May 2014, our stores opened greater than five years have enjoyed double digit growth in every month. This is a strong indicator of the strength of the marketplace.
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
History has identified these landings in our business cycle. They generally relate to months with impaired business days (certain holidays). The first landing centers on Easter, which alternates between March and April (Easter occurred in April 2014, March 2013, and April 2012 – in 2015, Easter will occur in April), the second landing centers on July 4th, and the third landing centers on the approach of winter with its seasonal impact on primarily our construction business and with the Christmas/New Year holidays. The holidays we noted impact the trends because they either move from month-to-month or because they move around during the week (the July 4th and Christmas/New Year holiday impacts are examples).
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

	Jan.(1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Cumulative Change from Jan. to Oct.
Benchmark	0.8%	2.2%	3.8%	0.4%	3.1%	2.7%	-2.1%	2.5%	3.7%	-1.2%	15.9%
2014	-1.4%	3.0%	7.1%	-2.6%	4.2%	2.5%	-3.8%	5.8%	1.0%	-1.5%	16.2%
14Delta	-2.2%	0.8%	3.3%	-3.0%	1.1%	-0.2%	-1.7%	3.3%	-2.7%	-0.3%	0.3%
2013	-0.4%	2.0%	3.4%	-1.1%	1.0%	3.2%	-5.5%	5.5%	2.9%	-2.9%	8.2%
13Delta	-1.2%	-0.2%	-0.4%	-1.5%	-2.1%	0.5%	-3.4%	3.0%	-0.8%	-1.7%	-7.7%
2012	-0.3%	0.5%	6.4%	-0.8%	0.5%	2.5%	-2.7%	1.3%	4.3%	-4.8%	7.1%
12Delta	-1.1%	-1.7%	2.6%	-1.2%	-2.6%	-0.2%	-0.6%	-1.2%	0.6%	-3.6%	-8.8%

(1)	The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.
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
2013
2012

End Market Performance:
Fluctuations in end market business – The sequential trends noted above were directly linked to fluctuations in our end markets. To place this in perspective – approximately 50% of our business has historically been with customers engaged in some type of manufacturing. The daily sales to these customers grew, when compared to the same period in the prior year, as follows:

	Q1	Q2	Q3	Q4	Annual
2014	9.0%	11.2%	13.7%	13.8%	12.0%
2013	7.0%	5.9%	4.7%	7.2%	6.3%
2012	20.3%	15.8%	14.0%	9.7%	14.9%
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
The best way to understand the change in our industrial production business is to examine the results in our fastener product line (approximately 40% of our business) which is heavily influenced by changes in our business with heavy equipment manufacturers (discussed earlier in this document). From a company perspective, sales of fasteners grew, when compared to the same period in the prior year, as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2014	1.6%	5.5%	9.9%	11.4%	6.9%
2013	1.7%	1.9%	1.0%	1.9%	1.6%
2012	15.4%	8.0%	6.0%	2.6%	7.8%
By contrast, the best way to understand the change in the maintenance portion of the manufacturing business is to examine the results in our non-fastener product lines. From a company perspective, sales of non-fasteners grew, when compared to the same period in the prior year, as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2014	14.2%	17.1%	17.6%	19.0%	17.2%
2013	10.8%	8.5%	8.9%	12.0%	10.1%
2012	25.1%	21.1%	18.0%	13.6%	19.2%
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
Our non-residential construction customers have historically represented 20% to 25% of our business. The daily sales to these customers grew, when compared to the same period in the prior year, as follows:

	Q1	Q2	Q3	Q4	Annual
2014	2.9%	7.5%	9.3%	12.6%	7.8%
2013	2.9%	0.7%	3.9%	2.8%	2.5%
2012	17.1%	12.7%	8.2%	4.2%	10.3%

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
We grow by continuously adding customers and by increasing the activity with each customer. We believe this growth is enhanced by great people located in close proximity to our customers. This allows us to provide a range of services and product availability that our competitors can't easily match. Historically, we expanded our reach by opening stores at a very fast pace. These openings began in the United States and expanded beyond the United States beginning in the mid 1990's.
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
In our first ten years of being public (1987 to 1997), we opened stores at an annual rate approaching 30% per year. In the next ten years (1997 to 2007), we opened stores at an annual rate of approximately 10% to 15% and, since 2007, we opened stores at an annual rate of approximately 1% to 8%. We opened 24 stores in 2014, an annual rate of approximately 1%, and currently expect to open approximately 20 to 30 stores in 2015, an annual rate similar to 2014.
During our almost 50 years of business existence, we have constantly evolved to better serve the market (as is described in the paragraphs below) and have always been willing to challenge our approach. In our first 20 to 25 years, we closed several store locations because we felt the market was insufficient to operate a profitable 'fastener only' business. Every one of those locations was subsequently ‘reopened’ when our business model evolved to serve these markets profitably. During the last 20 to 25 years, we have enjoyed continued success with our store-based model, and we continue to challenge our approach. Based on this approach, we have closed approximately 85 stores in the last ten years - not because they weren’t successful, but rather because we felt we had a better approach to growth. In the first six months of 2014, we continued to challenge our approach and closed about 20 stores (all but four of these locations were in close proximity to another Fastenal store). In the second quarter of 2014, we took a hard look at our business and identified another 45 stores to close in the second half of 2014 (all but eight of these locations were in close proximity to another Fastenal store). During the second half of 2014, we identified some additional stores for closure and closed 52 stores in total. Several items we think are noteworthy: the group of stores we identified for closure in the second half of 2014 was profitable in the first quarter of 2014 (our analysis measurement period); those stores operated with average sales of about $36 thousand per month. We chose to close this group because we felt this was simply a better approach to growing our business profitably.
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
During the years, our expanding footprint has provided us with greater access to more customers, and we have continued to diversify our growth drivers. This was done to provide existing store personnel with more tools to grow their business organically, and the results of this are reflected in our earlier discussion on sales growth at stores opened greater than five years. In the early 1990's, we began to expand our product lines beyond primarily fasteners, and we added new product knowledge to our bench (the non-fastener products now represent about 60% of our sales). This was our first big effort to diversify our growth drivers. The next step began in the mid to late 1990's when we began to add sales personnel with certain specialties or focus. This began with our National Accounts group in 1995, and, over time, has expanded to include individuals dedicated to: (1) sales related to our internal manufacturing division, (2) government sales, (3) internet sales, (4) construction, (5) specific products (most recently metalworking), and (6) FAST Solutions® (industrial vending). Another step occurred at our sales locations (this includes Fastenal stores as well as strategic account stores and in-plant locations) and at our distribution centers, and began with a targeted merchandising and inventory placement strategy that included our 'Customer Service Project' approximately twelve years ago and our 'Master Stocking Hub' initiative approximately seven years ago. These strategies allowed us to better target where to stock certain products (local store, regional distribution center, master stocking hub, or supplier) and allowed us to improve our fulfillment, lower our freight costs, and improve our ability to serve a broader range of customers. During 2013 and 2014, we expanded our store based inventory offering around select industries (with an emphasis on fasteners, construction products, and safety products) and beginning in the latter half of 2013 we expanded two key employee groups: (1) the number of employees working in our stores and (2) the number of district and regional leaders supporting our stores. To improve the efficiency, accuracy, and capacity of our distribution centers, we made significant investments into distribution automation over the last several years (a majority of our facilities are now automated, and greater than 80% of our picking occurs at an automated distribution center). Finally, our high frequency distribution center, internally known as T-HUB, is now operational to support vending and other high frequency selling activities. The theme that shines through in all these changes is a simple one – invest into and support our sales machine – the local store.
Over the last several years, our FAST Solutions® (industrial vending) operation has been an expanding component of our store-based business. We believe industrial vending will be an important chapter in the Fastenal story; we also believe it has the potential to be transformative to industrial distribution, and that we have a 'first mover' advantage. Given this, we have been investing to maximize the advantage.
Our expanded industrial vending portfolio consists of 19 different vending devices, with the FAST 5000 device, our helix based machine (think candy machine), representing approximately 40% of the installed machines. We have learned much about these devices over the last several years and currently have target monthly revenue ranging from under $1,000 to in excess of $3,000 per device. The following two tables provide two views of our data: (1) actual device count regardless of the type of machine and (2) ‘machine equivalent' count based on the weighted target monthly revenue of each device (compared to the FAST 5000 device, which has a $2,000 monthly revenue target). For example, the 12-door locker, with target monthly revenue of $750, would be counted as ‘0.375 machine equivalent’ (0.375 = $750/$2,000).
The industrial vending information related to contracts signed during each period was as follows:

		Q1	Q2	Q3	Q4	Annual
Device count signed during the period	2014	4,025	4,137	4,072	4,108	16,342
	2013	6,568	6,084	4,836	4,226	21,714
	2012	6,646	6,818	7,871	6,715	28,050
	2011	1,812	2,710	2,930	2,753	10,205

'Machine equivalent' count signed during the period	2014	2,974	3,179	3,189	3,243	12,585
	2013	4,825	4,505	3,656	3,244	16,230
	2012	3,827	3,926	4,581	4,739	17,073
	2011	1,264	1,915	2,035	1,880	7,094

The industrial vending information related to installed machines at the end of each period was as follows:

		Q1	Q2	Q3	Q4
Device count installed at the end of the period	2014	42,153	43,761	45,596	46,855
	2013	32,007	36,452	39,180	40,775
	2012	12,600	16,964	21,998	26,975
	2011	3,227	4,793	7,062	9,462

'Machine equivalent' count installed at the end of the	2014	30,326	31,713	33,296	34,529
period	2013	22,020	25,512	27,818	29,262
	2012	8,842	11,604	14,880	18,395
	2011	2,462	3,548	5,154	6,771

The following table includes some additional statistics regarding our sales and sales growth:

		Q1	Q2	Q3	Q4
Percent of total net sales to customers with	2014	37.8%	37.0%	37.8%	39.3%
industrial vending[1]	2013	27.5%	30.0%	33.3%	36.6%
	2012	17.8%	20.8%	23.2%	25.8%
	2011	8.9%	10.5%	13.1%	15.7%

Daily sales growth to customers with	2014	19.7%	20.9%	21.9%	20.0%
industrial vending[2]	2013	23.9%	18.9%	15.2%	18.7%
	2012	33.9%	34.3%	32.9%	28.6%
	2011	50.6%	43.9%	42.5%	40.7%
1 The percentage of total sales (vended and traditional) to customers currently using a vending solution.
2 The growth in total sales (vended and traditional) to customers currently using a vending solution compared to the same period in the preceding year.
In addition to the industrial vending operation noted above, which primarily relates to our non-fastener business, we also provide bin stock programs (also known as ‘keep fill’ programs in the industry) to numerous customers with respect to our fastener business. This business, which relates to both our maintenance customers (MRO fasteners and non-fasteners) and original equipment manufacturers (OEM fasteners), has many similar attributes to our industrial vending relationships. These attributes include a strong relationship with these customers, where we are often their preferred supplier, and a frequent level of business transactions. This business is performed without the aid of a vending machine, but does make use of the latest scanning technologies, scale systems, and our fully integrated distribution network to manage the supply chain for all sizes of customers. In recent years, we have begun to refer to this business as FMI (Fastenal Managed Inventory).
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
We achieve improvements in our relative profitability by improving our gross profit, by structurally lowering our operating expenses, or both. Measured as a percentage of sales, the gross profit component generally decreases as the average monthly sales increase. This is due to the mix impact of larger customers. However, typically the operating expense component improves more as the average monthly sales increase, which paves our 'pathway to profit'. In most years we advance on this 'pathway to profit' by increasing our average store size (measured in terms of monthly sales), and by allowing the changing store mix to improve our profits. This is best explained by comparing the varying profitability of our 'traditional' stores in the table below. The average store size for the group, and the average age, number of stores, and pre-tax earnings data by store size for the fourth quarter of the last three years, were as follows:

Sales per Month	Average Age (Years)	Number of Stores	Percentage of Stores	Pre-Tax Earnings Percentage
Three months ended December 31, 2014	Average monthly store sales = $101,608
$0 to $30,000	5.3	135	5.1%	-8.7%
$30,001 to $60,000	8.9	646	24.5%	11.6%
$60,001 to $100,000	11.0	790	30.0%	19.3%
$100,001 to $150,000	13.0	501	19.0%	23.2%
Over $150,000	16.2	421	16.0%	25.9%
Strategic Account/Overseas Stores		144	5.5%
Company Total		2,637	100.0%	20.4%

Three months ended December 31, 2013		Average monthly store sales = $87,798
$0 to $30,000	5.6	258	9.6%	-14.2%
$30,001 to $60,000	8.0	776	28.9%	9.9%
$60,001 to $100,000	10.9	789	29.4%	18.8%
$100,001 to $150,000	12.8	414	15.4%	23.4%
Over $150,000	15.6	317	11.8%	26.1%
Strategic Account/Overseas Stores		133	4.9%
Company Total		2,687	100.0%	19.3%

Three months ended December 31, 2012		Average monthly store sales = $83,098
$0 to $30,000	4.7	304	11.5%	-14.4%
$30,001 to $60,000	7.6	830	31.3%	12.2%
$60,001 to $100,000	10.0	759	28.6%	21.3%
$100,001 to $150,000	12.9	375	14.1%	26.0%
Over $150,000	14.9	272	10.3%	28.8%
Strategic Account/Overseas Stores		112	4.2%
Company Total		2,652	100.0%	20.9%
Note – Amounts may not foot due to rounding difference, and dollar amounts in this section are presented in whole dollars, not thousands.
We originally announced the 'pathway to profit' in 2007, and discussed the profit improvement we envisioned as the average store size grows. Today, the five groups of stores listed above represent about 80% of our sales, with the remaining 20% coming from our Strategic Account/Overseas stores, our dedicated 'in-plant' business (where we set up a business at a customer's site), our direct import business, and our direct manufacturing business.

Store Count and Full-Time Equivalent (FTE) Headcount – The table that follows highlights certain impacts on our business of the 'pathway to profit' since its introduction in 2007. Under the 'pathway to profit' we increased both our store count and our store FTE headcount during 2007 and 2008. However, the rate of increase in store locations slowed and our FTE headcount for all types of personnel was reduced when the economy weakened late in 2008. In the table that follows, we refer to our 'store' net sales, locations, and personnel. When we discuss 'store' net sales, locations, and personnel, we are referring to (1) 'Fastenal' stores and (2) strategic account stores. 'Fastenal' stores are either a 'traditional' store, the typical format in the United States or Canada, or an 'overseas' store, which is the typical format outside the United States and Canada. This is discussed in greater detail earlier in this document. Strategic account stores are stores that are focused on selling to a group of large customers in a limited geographic market. The sales outside of our 'store' group, relate to either (1) our in-plant locations, (2) the portion of our internally manufactured product that is sold directly to a customer and not through a store (including our Holo-Krome® business acquired in December 2009), or (3) our direct import business.
The breakdown of our net sales, the average monthly sales per store, the number of stores at quarter end, the average headcount at our stores during a quarter, the average FTE headcount during a quarter, and the percentage change for each were as follows for the first quarter of 2007 (the last completed quarter before we began the 'pathway to profit') and for each of the last five quarters:

	Q1 2007	Q4 2013	Q1 2014	Q2 2014	Q3 2014	Q4 2014
Total net sales reported	$489,157	$813,760	$876,501	$949,938	$980,814	$926,254
Less: non-store sales (approximate)	40,891	105,499	113,945	125,509	129,841	122,006
Store net sales (approximate)	$448,266	$708,261	$762,556	$824,429	$850,973	$804,248
% change since Q1 2007		58.0%	70.1%	83.9%	89.8%	79.4%
% change (twelve months)		7.1%	8.2%	11.7%	13.5%	13.6%

Percentage of sales through a store	92%	87%	87%	87%	87%	87%

Average monthly sales per store	$72	$88	$95	$102	$107	$102
(using ending store count)
% change since Q1 2007		22.2%	31.9%	41.7%	48.6%	41.7%
% change (twelve months)		6.0%	8.0%	10.9%	15.1%	15.9%

Company pre-tax earnings percentage	18.1%	19.3%	20.4%	21.8%	21.7%	20.4%

	Q1 2007	Q4 2013	Q1 2014	Q2 2014	Q3 2014	Q4 2014
Store locations - quarter end count	2,073	2,687	2,683	2,684	2,647	2,637
% change since Q1 2007		29.6%	29.4%	29.5%	27.7%	27.2%
% change (twelve months)		1.3%	0.9%	0.3%	-1.5%	-1.9%

Store personnel - absolute headcount	6,849	11,261	11,775	11,958	12,123	12,274
% change since Q1 2007		64.4%	71.9%	74.6%	77.0%	79.2%
% change (twelve months)		8.8%	16.5%	17.7%	14.3%	9.0%

Store personnel - FTE	6,383	9,771	10,206	10,446	10,715	10,376
Non-store selling personnel - FTE	616	1,214	1,236	1,276	1,357	1,335
Subtotal of all sales personnel - FTE	6,999	10,985	11,442	11,722	12,072	11,711

Distribution personnel - FTE	1,646	2,040	2,076	2,139	2,198	2,207
Manufacturing personnel - FTE [1]	316	581	617	642	648	632
Administrative personnel - FTE	767	876	905	924	948	962
Subtotal of non-sales personnel - FTE	2,729	3,497	3,598	3,705	3,794	3,801

Total - average FTE headcount	9,728	14,482	15,040	15,427	15,866	15,512

% change since Q1 2007
Store personnel - FTE		53.1%	59.9%	63.7%	67.9%	62.6%
Non-store selling personnel - FTE		97.1%	100.6%	107.1%	120.3%	116.7%
Subtotal of all sales personnel - FTE		57.0%	63.5%	67.5%	72.5%	67.3%

Distribution personnel - FTE		23.9%	26.1%	30.0%	33.5%	34.1%
Manufacturing personnel - FTE [1]		83.9%	95.3%	103.2%	105.1%	100.0%
Administrative personnel - FTE		14.2%	18.0%	20.5%	23.6%	25.4%
Subtotal of non-sales personnel - FTE		28.1%	31.8%	35.8%	39.0%	39.3%

Total - average FTE headcount		48.9%	54.6%	58.6%	63.1%	59.5%

% change (twelve months)
Store personnel - FTE		8.1%	15.0%	16.8%	14.6%	6.2%
Non-store selling personnel - FTE		13.5%	10.3%	8.7%	14.0%	10.0%
Subtotal of all sales personnel - FTE		8.7%	14.5%	15.9%	14.5%	6.6%

Distribution personnel - FTE		9.0%	14.1%	14.6%	10.7%	8.2%
Manufacturing personnel - FTE [1]		6.8%	9.2%	12.2%	13.7%	8.8%
Administrative personnel - FTE		8.0%	8.8%	7.8%	9.3%	9.8%
Subtotal of non-sales personnel - FTE		8.4%	11.9%	12.4%	10.8%	8.7%

Total - average FTE headcount		8.6%	13.8%	15.0%	13.6%	7.1%
1 The manufacturing headcount was impacted by the addition of 92 employees with the acquisition of Holo-Krome® in December 2009.

STATEMENT OF EARNINGS INFORMATION (percentage of net sales) for the periods ended December 31:

	Twelve-month Period
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Gross profit	50.8%	51.7%	51.5%
Operating and administrative expenses	29.8%	30.3%	30.0%
Gain on sale of property and equipment	0.0%	0.0%	0.0%
Operating income	21.1%	21.4%	21.5%
Net interest income (expense)	0.0%	0.0%	0.0%
Earnings before income taxes	21.1%	21.5%	21.5%
Note – Amounts may not foot due to rounding difference.
Gross profit – The gross profit percentage in the first, second, third, and fourth quarters was as follows:

	Q1	Q2	Q3	Q4
2014	51.2%	50.8%	50.8%	50.5%
2013	52.3%	52.2%	51.7%	50.6%
2012	51.3%	51.6%	51.6%	51.6%
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
An important aspect of our gross profit relates to our locations, our product mix, and our customer mix. Given the close proximity of our sales personnel to our customer’s business, we offer a very high service level with our sales, which is valued by our customers and improves our gross profit. Fasteners are our highest gross profit product line given the high transaction cost surrounding the sourcing and supply of the product for our customers. Fasteners currently account for approximately 40% of our sales. We expect any reduction in the mix of our sales attributable to fasteners to negatively impact gross profit, particularly as it relates to maintenance fasteners. Gross profit is also influenced by average store sales as noted earlier in this document. Larger stores have larger customers, whose more focused buying patterns allow us to offer them better pricing. As a result, growth in average store sales is expected to negatively impact gross profit. A final item of note, our fourth quarter has typically been the season with the most challenges surrounding gross profit. This relates to the decline in sales in November and December due to the ‘holiday season’ and due to the drop off in non-residential construction business. This drop off in sales reduces the utilization of our trucking network and can slightly reduce our gross profit.
During the year and fourth quarter of 2014, our gross profit dropped below 51%. The drop generally centered on transactional impacts driven by product and customer mix, our strong emphasis on growing average store sales and, with respect to the fourth quarter, on the seasonality described above.

Operating and administrative expenses - as a percentage of sales improved nominally from 2013 to 2014.
Historically, our two largest components of operating and administrative expenses have consisted of employee related expenses (approximately 65% to 70%) and occupancy related expenses (approximately 15% to 20%). The remaining expenses cover a variety of items with selling transportation typically being the largest.
The three largest components of operating and administrative expenses grew as follows for the periods ended December 31 (compared to the same periods in the preceding year):

	Twelve-month Period
	2014	2013	2012
Employee related expenses	11.7%	4.6%	10.1%
Occupancy related expenses	6.9%	11.2%	4.8%
Selling transportation costs	10.1%	0.8%	10.1%
Employee related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. For 2014, when compared to 2013, (1) our performance bonuses and commissions grew due to our expanding sales growth from the past year, (2) our profit sharing contribution contracted due to lower relative profitability, and (3) our health care costs grew. These factors, combined with an increase in full-time equivalent headcount (see table below), caused employee related costs to grow. For 2013, when compared to 2012, performance bonuses were down (other than those related to our vending business); however, this decrease was offset by increases related to the following factors: (1) increases in full-time equivalent headcount, (2) sales commissions grew due to static gross profit combined with sales growth, (3) our industrial vending bonuses grew in the first quarter and the twelve month period, although they contracted in the second, third, and fourth quarters due to a change in the pace of the vending rollout, (4) our profit sharing contribution grew, and (5) our health care costs grew.
On average, the full-time equivalent headcount grew as follows (compared to the same period in the preceding years):

	2014	2013	2012
Store based	12.5%	2.3%	8.2%
Total selling (includes store)	12.3%	3.3%	9.2%
Distribution	11.5%	4.3%	5.5%
Manufacturing	10.7%	6.0%	8.7%
Total headcount	11.9%	3.8%	8.2%
Occupancy related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our stores and distribution locations, and (4) FAST Solutions® (industrial vending) equipment (we consider the vending equipment to be a logical extension of our store operation and classify the expense as occupancy). The increase in 2014, when compared to 2013, was driven by (1) an increase in the amount of FAST Solutions® (industrial vending) equipment as discussed earlier in this document, (2) an increase in building utility cost due to a severe winter in January and February 2014 and increases in natural gas prices during the 2014 heating season, (3) an increased investment in our distribution infrastructure over the last several years, primarily related to automation, and (4) an accrual related to store closings. The increase in 2013, when compared to 2012, was driven by (1) a dramatic increase in the amount of FAST Solutions® (industrial vending) equipment as discussed earlier in this document, (2) an increase in building utility costs, (3) a nominal increase in the number of store locations, and (4) an increased investment in our distribution infrastructure over the last several years. In 2014 and 2013, the industrial vending component represented approximately 45% and 60%, respectively, of the increase.
Our selling transportation costs consist primarily of our store fleet as most of the distribution fleet costs are included in the cost of sales. Selling transportation costs included in operating and administrative expenses grew in 2014, when compared to 2013. This was driven by the increase in store headcount and the reduction in mileage per gallon associated with severe winter driving conditions. Selling transportation costs included in operating and administrative expenses were essentially flat in 2013, when compared to 2012. This was helped by stronger sales patterns related to our used store truck fleet, which lowered our relative vehicle ownership costs.
The last several years have seen some variation in the cost of diesel fuel and gasoline – During the first, second, third, and fourth quarters of 2014, our total vehicle fuel costs were approximately $11.9, $12.5, $11.5, and $9.5 million, respectively. During the first, second, third, and fourth quarters of 2013, our total vehicle fuel costs were approximately $10.6, $10.6, $11.2, and $9.6 million, respectively. The changes resulted from variations in fuel costs, variations in the service levels provided to our stores from our distribution centers, changes in the number of vehicles at our store locations, changes in the number of other sales centered vehicles as a result of store openings and the expansion of our non-store sales force, and changes in driving conditions. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of sales and the fuel utilized in our store delivery and other sales centered vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50:50 between distribution and store and other sales centered use).
Income taxes – Income taxes, as a percentage of earnings before income taxes, were approximately 37.2% and 37.1% for 2014 and 2013, respectively. Our income tax rate increased slightly from 2013 to 2014. However, as our international business and profits grow over time, the lower income tax rates in those jurisdictions, relative to the United States, have generally begun to lower our effective tax rate.

Net Earnings – Net earnings, net earnings per share (EPS), percentage change in net earnings, and the percentage change in EPS, were as follows:

Dollar Amounts	2014	2013	2012
Net earnings	$494,150	448,636	420,536
Basic EPS	1.67	1.51	1.42
Diluted EPS	1.66	1.51	1.42
Percentage Change	2014	2013	2012
Net earnings	10.1%	6.7%	17.5%
Basic EPS	10.6%	6.3%	17.4%
Diluted EPS	9.9%	6.3%	17.4%
During 2014, the net earnings increase was less than that of sales primarily due to the reduction in the gross profit percent realized. During 2013, the net earnings increase was greater than that of sales primarily due to the expansion in the gross profit percent realized and a slightly lower income tax rate. During 2012, the net earnings increase was greater than that of sales primarily due to the effective management of operating expenses and a slightly lower income tax rate.

Operational Working Capital – Operational working capital, which we define as accounts receivable, net, and inventories, are highlighted below. The annual dollar change and the annual percentage change were as follows:

Dollar change	2014	2013
Accounts receivable, net	$47,746	42,172
Inventories	85,156	68,685
Operational working capital	$132,902	110,857
Annual percentage change	2014	2013
Accounts receivable, net	11.5%	11.3%
Inventories	10.9%	9.6%
Operational working capital	11.1%	10.2%
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
As we indicated in earlier communications, our goal is to target a ratio of annual sales to accounts receivable and inventory (Annual Sales: AR&I) of approximately a 3.0:1 ratio. On December 31, 2014 and 2013, we had a ratio of 2.8:1.
ACQUISITION
On October 1, 2014 we acquired certain assets of Av-Tech Industries, Inc., a wholesale distributor of aerospace fasteners, electronic components, and miscellaneous aircraft parts. The business did not have a meaningful impact on our 2014 financial results (there were some balance sheet impacts of the all-cash acquisition, as noted in our consolidated statements of cash flows). The acquisition is not expected to have a material impact on our overall net sales in 2015.
Liquidity and Capital Resources:
Net cash provided by operating activities — Net cash provided by operating activities in dollars and as a percentage of net earnings were as follows:

	2014	2013	2012
Net cash provided	$499,392	416,120	396,292
% of net earnings	101.1%	92.8%	94.2%
The increases in the net cash provided in each of the three years was primarily due to increases in earnings.
The approximate percentage mix of inventory stocked at our stores versus our distribution center locations was as follows at year end:

	2014	2013	2012
Store	56%	58%	56%
Distribution center	44%	42%	44%
Total	100%	100%	100%
New stores open with the standard store model, which consists of a core stocking level of approximately $50 thousand per location. This inventory level grows as the level of business in a store grows.
Net cash used in investing activities — Net cash used in investing activities in dollars and as a percentage of net earnings were as follows:

	2014	2013	2012
Net cash used	$188,781	201,792	107,204
% of net earnings	38.2%	45.0%	25.5%

The changes in net cash used was primarily related to changes in our net capital expenditures as discussed below. The 2012 figure was partially offset by the liquidation of marketable securities late in the year to help fund our supplemental dividend payment.
Net property and equipment expenditures (purchases of property and equipment, less proceeds from the sale of property and equipment) in dollars and as a percentage of net earnings were as follows:

	2014	2013	2012
Net capital expenditures	$183,655	201,550	133,882
% of net earnings	37.2%	44.9%	31.8%

The net capital expenditures increased from 2012 to 2013, and then decreased in 2014. The increase in 2013 was primarily caused by the dramatic increase in the number of FAST Solutions® (industrial vending) machines deployed in our business, and by the expanded use of automation within our distribution centers. The decrease in 2014 was largely related to the completion of distribution automation projects in 2013.
Property and equipment expenditures in 2014, 2013, and 2012 consist of: (1) purchase of software and hardware for Fastenal’s information processing systems, (2) addition of certain pickup trucks, (3) purchase of signage, shelving, and other fixed assets related to store openings, (4) addition of manufacturing and warehouse equipment, (5) expansion or improvement of certain owned or leased store properties, (6) expansion of Fastenal’s distribution/trucking fleet, (7) purchases related to FAST Solutions® (industrial vending), which primarily consists of automated vending equipment, and the construction of a new centralized distribution facility (2014 and 2013), and (8) costs related to the expansion of our distribution centers in Winona, Minnesota (2012), Akron, Ohio (2013), Atlanta, Georgia (2013), Scranton, Pennsylvania (2014 and 2013), Kitchener, Ontario, Canada (2014 and 2013), Modesto, California (2014), and Indianapolis, Indiana (2013). Disposals of property and equipment consist of the planned disposition of certain pick-up trucks, semi-tractors, and trailers in the normal course of business, and the disposition of real estate relating to several store locations.
Set forth below is an estimate of our 2015 net capital expenditures and a recap of our 2014, 2013, and 2012 net capital expenditures.

	2015	2014	2013	2012
Net Capital Expenditures	(Estimate)	(Actual)	(Actual)	(Actual)
Manufacturing, warehouse and packaging equipment, industrial vending equipment, and facilities	$108,400	144,649	164,940	105,278
Shelving and related supplies for store openings and for product expansion at existing stores	8,300	6,712	6,354	5,240
Data processing software and equipment	28,800	23,978	12,652	11,102
Real estate and improvements to store locations	4,000	4,091	9,603	6,014
Vehicles	14,500	10,044	12,991	10,772
Proceeds from sale of property and equipment	(9,500)	(5,819)	(4,990)	(4,524)
	$154,500	183,655	201,550	133,882

We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and from our borrowing capacity. Because of the considerable cash needed to expand our FAST Solutions® (industrial vending) business, to increase the use of automation in our distribution centers, and to fund the large dividend payout late in 2012, we established a $125,000 unsecured credit facility in December 2012. In 2014, we increased the total size of the credit facility in order to help fund our expansion plans and additional purchases of our common stock. The total commitment of the lenders to make loans and issue letters of credit under the credit facility is currently $230,000. We also increased the size of the letter of credit subfacility to $45,000 and extended the maturity date of the credit facility to December 2016.  During the first, second, third, and fourth quarters of 2014, our borrowings under the credit facility peeked at $85,000, $115,000, $160,000, and $155,000, respectively.  At year end, we had loans outstanding under the credit facility of $90,000 and undrawn letters of credit outstanding under the credit facility in an aggregate face amount of $37,315.
We have future commitments for facilities and equipment and for vehicles at year end. The facility and vehicle amounts primarily consist of future payments under operating leases. The expected future cash obligations related to the commitments are as follows:

	Total	2015	2016 and 2017	2018 and 2019	After 2019
Facilities and equipment	$231,200	92,333	106,440	30,505	1,922
Vehicles	47,186	23,991	22,018	1,177	—
Total	$278,386	116,324	128,458	31,682	1,922

Net Cash Used in Financing Activities – Net cash used in financing activities in dollars and as a percentage of net earnings were as follows:

	2014	2013	2012
Net cash used	$249,732	234,443	327,513
% of net earnings	50.5%	52.3%	77.9%
The fluctuations are due to changes in the level of our dividend payments and in the level of stock purchases. These amounts were partially offset by the exercise and related tax impact of stock options, and net borrowings under the credit facility. These items in dollars and as a percentage of earnings were as follows:

	2014	2013	2012
Dividends paid	$296,581	237,456	367,306
% of net earnings	60.0%	52.9%	87.3%

Stock purchases	52,942	9,080	—
% of net earnings	10.7%	2.0%	—%

Total returned to shareholders	$349,523	246,536	367,306
% of net earnings	70.7%	54.9%	87.3%

Proceeds from the exercise of stock options and the related excess tax benefits of stock-based compensation	$(9,791)	$(12,093)	(39,793)
% of net earnings	(2.0)%	(2.6)%	(9.4)%

Cash borrowings, net	$(90,000)	—	—
% of net earnings	(18.2)%	—%	—%

Net impact to net cash used	$249,732	234,443	327,513
% of net earnings	50.5%	52.3%	77.9%
Stock Purchases— During 2014, we purchased 1,200,000 shares of our common stock at an average price of approximately $44.12 per share. During 2013, we purchased 200,000 shares of our common stock at an average price of approximately $45.40 per share. We did not purchase any stock in 2012. On January 14, 2015, our board of directors increased the maximum number of shares that may yet be purchased to 2,000,000 shares.
Dividends — We declared a dividend of $0.28 per share on January 14, 2015. We paid aggregate annual dividends per share of $1.00, $0.80, and $1.24 in 2014, 2013, and 2012, respectively.
Line of Credit — A description of our credit facility is contained in Note 10 of the 'Notes to Consolidated Financial Statements'. The description of our credit facility in Note 10 is incorporated herein by reference.
Effects of Inflation— In total, we experienced minimal price changes in 2014 and 2013. At the product level, we experienced some deflation in our fastener products and limited to slight inflation in our non-fastener products in 2014 and 2013.
Critical Accounting Policies— Our estimates related to certain assets and liabilities are an integral part of our consolidated financial statements. These estimates are considered critical because they require subjective and complex judgments.
Allowance for doubtful accounts – This reserve is for accounts receivable balances that are potentially uncollectible. The reserve is based on an analysis of customer accounts and our historical experience with accounts receivable write-offs. The analysis includes the aging of accounts receivable, the financial condition of a customer or industry, and general economic conditions. Historically, results have reflected the reserves previously recorded. Although we believe our reserve is adequate, the results could be materially different if our assumptions and historical trends do not reflect actual results.
Inventory reserves – The reserves are for potentially obsolete or excess inventory and shrinkage. The reserves are based on an analysis of inventory trends. The analysis includes inventory levels, sales information, physical inventory counts, cycle count adjustments, and the on-hand quantities relative to the sales history for the product. Historically, results have reflected the reserves previously recorded. Although we believe our reserves are adequate, the results could be materially different if our assumptions and historical trends do not reflect actual results.

Health insurance reserve – This reserve is for incurred but not reported and reported and unpaid health claims. The reserve is based on an analysis of external data related to our historical claim reporting trends. Historically, results have reflected the reserves previously recorded. Although we believe our reserve is adequate, the results could be materially different if our assumptions and historical trends do not reflect actual results.
General insurance reserve – This reserve is for general claims related to workers’ compensation, property and casualty losses, and other self-insured losses. The reserve is based on an analysis of external data related to our historical general claim trends. Historically, results have reflected the reserves previously recorded. Although we believe our reserve is adequate, the results could be materially different if our assumptions and historical trends do not reflect actual results.
Tax strategies – Our effective income tax rate is based on income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. We establish income tax reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions if challenged may or may not result in us prevailing. If we determine that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the largest amount that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. We regularly monitor our tax positions and tax liabilities. We re-evaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or reverse a previously recorded tax benefit, when (i) there is a completion of a tax audit, (ii) there is a change in applicable tax law including a tax case or legislative guidance, or (iii) there is an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective income tax rate in future periods.
Legal reserves – Occasionally we are involved in legal matters. The outcomes of these legal matters are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages that could require significant expenditures. We record a liability for these legal matters when a loss is known or considered probable and the amount of loss can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in Note 10 of the 'Notes to Consolidated Financial Statements'. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Although we believe we have adequately provided for probable losses from litigation, the ultimate outcome of litigation could be materially different from reserves recorded.
New Accounting Pronouncements
A description of new accounting pronouncements is contained in Note 13 of the 'Notes to Consolidated Financial Statements'. The description of the new accounting pronouncements in Note 13 is incorporated herein by reference.
Proposed Accounting Pronouncements
A description of proposed accounting pronouncements is contained in Note 13 of the 'Notes to Consolidated Financial Statements'. The description of the proposed accounting pronouncements in Note 13 is incorporated herein by reference.
Geographic Information
Information regarding our revenues and long-lived assets by geographic area is contained in Note 8 of the 'Notes to Consolidated Financial Statements'. The description of our revenues and long-lived assets by geographic area in Note 8 is incorporated herein by reference. Risks related to our foreign operations are described earlier in this Form 10-K under the heading 'Forward-Looking Statements' and 'Item 1A. Risk Factors'.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to certain market risks from changes in foreign currency exchange rates, commodity steel pricing, and commodity energy prices. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:

(1)
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at year end.

(2)
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. In 2012, we noted nominal price increases in steel products. In 2013 and 2014, we noted some deflation in overall steel pricing. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.

(3)
Commodity energy prices – We have market risk for changes in prices of gasoline, diesel fuel, natural gas, and electricity; however, this risk is mitigated in part by our ability to pass freight costs to our customers, the efficiency of our trucking distribution network, and the ability, over time, to manage our occupancy costs related to the heating and cooling of our facilities through better efficiency.

(4)
Interest rates - A description of our unsecured revolving credit facility is contained in Note 10 of the ‘Notes to Consolidated Financial Statements’ and is incorporated herein by reference. We do not believe our operations are currently subject to significant market risk for interest rate exposure under the credit facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Fastenal Company:
We have audited the accompanying consolidated balance sheets of Fastenal Company and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the table of contents at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Fastenal Company’s management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fastenal Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Furthermore, in our opinion, Fastenal Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    KPMG LLP
Minneapolis, Minnesota
February 5, 2015

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands except share information)

	December 31
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$114,496	58,506
Marketable securities	—	451
Trade accounts receivable, net of allowance for doubtful accounts of $12,619 and $9,248, respectively	462,077	414,331
Inventories	869,224	784,068
Deferred income tax assets	21,765	18,248
Prepaid income taxes	—	24,869
Other current assets	115,703	107,988
Total current assets	1,583,265	1,408,461
Property and equipment, less accumulated depreciation	763,889	654,850
Other assets, net	11,948	12,473
Total assets	$2,359,102	2,075,784
Liabilities and Stockholders' Equity
Current liabilities:
Line of credit	$90,000	—
Accounts payable	103,909	91,253
Accrued expenses	174,002	148,579
Income taxes payable	7,442	—
Total current liabilities	375,353	239,832
Deferred income tax liabilities	68,532	63,255
Commitments and contingencies (notes 5, 9, and 10)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 400,000,000 shares authorized, 295,867,844 and 296,753,544 shares issued and outstanding, respectively	2,959	2,968
Additional paid-in capital	33,744	69,847
Retained earnings	1,886,350	1,688,781
Accumulated other comprehensive (loss) income	(7,836)	11,101
Total stockholders’ equity	1,915,217	1,772,697
Total liabilities and stockholders’ equity	$2,359,102	2,075,784
See accompanying notes to consolidated financial statements

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Amounts in thousands except earnings per share)
For the year ended December 31

	2014	2013	2012
Net sales	$3,733,507	3,326,106	3,133,577
Cost of sales	1,836,105	1,606,661	1,519,053
Gross profit	1,897,402	1,719,445	1,614,524
Operating and administrative expenses	1,110,776	1,007,431	941,236
Gain on sale of property and equipment	(964)	(643)	(403)
Operating income	787,590	712,657	673,691
Interest income	759	924	464
Interest expense	(915)	(113)	—
Earnings before income taxes	787,434	713,468	674,155
Income tax expense	293,284	264,832	253,619
Net earnings	$494,150	448,636	420,536
Basic net earnings per share	$1.67	1.51	1.42
Diluted net earnings per share	$1.66	1.51	1.42
Basic weighted average shares outstanding	296,490	296,754	296,089
Diluted weighted average shares outstanding	297,313	297,684	297,151
See accompanying notes to consolidated financial statements

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Amounts in thousands)
For the year ended December 31

	2014	2013	2012
Net earnings	$494,150	448,636	420,536
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (net of tax of $0 in 2014, 2013, and 2012)	(18,683)	(7,354)	3,522
Change in marketable securities (net of tax of $0 in 2014, 2013, and 2012)	(254)	98	39
Comprehensive income	$475,213	441,380	424,097
See accompanying notes to consolidated financial statements

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2011	295,258	$2,953	16,856	1,424,371	14,796	1,458,976
Dividends paid in cash	—	—	—	(367,306)	—	(367,306)
Stock options exercised	1,306	13	29,631	—	—	29,644
Stock-based compensation	—	—	4,800	—	—	4,800
Excess tax benefits from stock-based compensation	—	—	10,149	—	—	10,149
Net earnings	—	—	—	420,536	—	420,536
Other comprehensive income (loss)	—	—	—	—	3,561	3,561
Balance as of December 31, 2012	296,564	$2,966	61,436	1,477,601	18,357	1,560,360
Dividends paid in cash	—	—	—	(237,456)	—	(237,456)
Purchases of common stock	(200)	(2)	(9,078)	—	—	(9,080)
Stock options exercised	389	4	9,302	—	—	9,306
Stock-based compensation	—	—	5,400	—	—	5,400
Excess tax benefits from stock-based compensation	—	—	2,787	—	—	2,787
Net earnings	—	—	—	448,636	—	448,636
Other comprehensive income (loss)	—	—	—	—	(7,256)	(7,256)
Balance as of December 31, 2013	296,753	$2,968	69,847	1,688,781	11,101	1,772,697
Dividends paid in cash	—	—	—	(296,581)	—	(296,581)
Purchases of common stock	(1,200)	(12)	(52,930)	—	—	(52,942)
Stock options exercised	315	3	7,694	—	—	7,697
Stock-based compensation	—	—	7,039	—	—	7,039
Excess tax benefits from stock-based compensation	—	—	2,094	—	—	2,094
Net earnings	—	—	—	494,150	—	494,150
Other comprehensive income (loss)	—	—	—	—	(18,937)	(18,937)
Balance as of December 31, 2014	295,868	$2,959	33,744	1,886,350	(7,836)	1,915,217
See accompanying notes to consolidated financial statements

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
For the year ended December 31

	2014	2013	2012
Cash flows from operating activities:
Net earnings	$494,150	448,636	420,536
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisition:
Depreciation of property and equipment	72,145	63,770	53,459
Gain on sale of property and equipment	(964)	(643)	(403)
Bad debt expense	11,480	9,421	9,726
Deferred income taxes	1,760	8,129	15,442
Stock-based compensation	7,039	5,400	4,800
Excess tax benefits from stock-based compensation	(2,094)	(2,787)	(10,149)
Amortization of non-compete agreements	527	421	593
Changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(63,418)	(51,593)	(43,291)
Inventories	(87,622)	(68,685)	(69,231)
Other current assets	(7,510)	(10,627)	(7,528)
Accounts payable	12,501	13,234	4,240
Accrued expenses	25,263	22,424	14,193
Income taxes	34,405	(14,714)	704
Other	1,730	(6,266)	3,201
Net cash provided by operating activities	499,392	416,120	396,292
Cash flows from investing activities:
Purchases of property and equipment	(189,474)	(206,540)	(138,406)
Cash paid for acquisition	(5,575)	—	—
Proceeds from sale of property and equipment	5,819	4,990	4,524
Net decrease (increase) in marketable securities	451	(97)	26,811
Net increase in other assets	(2)	(145)	(133)
Net cash used in investing activities	(188,781)	(201,792)	(107,204)
Cash flows from financing activities:
Borrowings under line of credit	705,000	260,000	—
Payments against line of credit	(615,000)	(260,000)	—
Proceeds from exercise of stock options	7,697	9,306	29,644
Excess tax benefits from stock-based compensation	2,094	2,787	10,149
Purchases of common stock	(52,942)	(9,080)	—
Payments of dividends	(296,581)	(237,456)	(367,306)
Net cash used in financing activities	(249,732)	(234,443)	(327,513)

Effect of exchange rate changes on cash and cash equivalents	(4,889)	(990)	360
Net increase (decrease) in cash and cash equivalents	55,990	(21,105)	(38,065)
Cash and cash equivalents at beginning of year	58,506	79,611	117,676
Cash and cash equivalents at end of year	$114,496	58,506	79,611
Supplemental disclosure of cash flow information:
Cash paid during each year for interest	$915	113	—
Net cash paid during each year for income taxes	$257,514	270,615	268,357
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
Revenue Recognition and Accounts Receivable
Net sales include products, services, and freight and handling costs billed, net of any related sales incentives paid to customers and net of an estimate for product returns. We recognize revenue when persuasive evidence of an arrangement exists, title and risk of ownership have passed, the sales price is fixed or determinable, and collectibility is reasonably assured. These criteria are met at the time the product is shipped to, or picked up by, the customer. We recognize billings for freight and handling charges at the time the products are shipped to, or picked up by, the customer. We recognize services at the time the service is completed and product is provided to the customer. We estimate product returns based on historical return rates. Accounts receivable are stated at their estimated net realizable value. The allowance for doubtful accounts is based on an analysis of customer accounts and our historical experience with accounts receivable write-offs. Sales taxes (and value added taxes in foreign jurisdictions) collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.
Foreign Currency Translation and Transactions
The functional currency of our foreign operations is typically the applicable local currency. The functional currency is translated into United States dollars for balance sheet accounts, except retained earnings, using current exchange rates as of the balance sheet date, for retained earnings at historical exchange rates, and for revenue and expense accounts using a weighted average exchange rate during the period. The translation adjustments are deferred as a separate component of stockholders’ equity captioned accumulated other comprehensive (loss) income. Gains or losses resulting from transactions denominated in foreign currencies are included in operating and administrative expenses.
Cash and Cash Equivalents
We consider all investments purchased with original maturities of three months or less to be cash equivalents.
Financial Instruments and Marketable Securities
All financial instruments are carried at amounts that approximate fair value. The fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. Assets measured at fair value are categorized based upon the lowest level of significant input to the valuations. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. In determining fair value we use observable market data when available.
We did not have any marketable securities as of December 31, 2014. Marketable securities as of December 31, 2013 consisted of common stock. We classified our marketable securities as available-for-sale. Available-for-sale securities were recorded at fair value based on current market value. Unrealized holding gains and losses on available-for-sale securities were excluded from earnings but were included in comprehensive income and were reported as a separate component of stockholders’ equity until realized, unless a decline in the market value of any available-for-sale security was below cost then the amount was deemed other than temporary and was charged to earnings, resulting in the establishment of a new cost basis for the security.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Inventories
Inventories, consisting of finished goods merchandise held for resale, are stated at the lower of cost (first in, first out method) or market.
Property and Equipment
Property and equipment are stated at cost. Depreciation on property and equipment is provided for using the straight-line method over the anticipated economic useful lives of the related property. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by the asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. There were no impairments recorded during any of the three years reported in these consolidated financial statements.
Leases
We lease space under operating leases for certain distribution centers, stores, and manufacturing locations. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Any such terms are recognized as rent expense over the term of the lease. Further, the leases do not contain contingent rent provisions. Leasehold improvements on operating leases are amortized over their estimated service lives on a straight-line basis. We lease certain semi-tractors, pick-ups, and equipment under operating leases.
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
Accounting Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
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
Stock-Based Compensation
We estimate the value of stock option grants using a Black-Scholes valuation model. Stock-based compensation expense is recognized on a straight-line basis over the vesting period. Our stock-based compensation expense is recorded in operating and administrative expenses.
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
We recognize the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest and penalties related to unrecognized tax benefits in income tax expense.
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

Note 3. Long-Lived Assets
Property and equipment
Property and equipment at year end consists of the following:

	Depreciable Life in Years	2014	2013
Land	—	$36,511	36,644
Buildings and improvements	15 to 40	224,365	216,852
Automated storage and retrieval equipment	5 to 30	116,127	98,474
Equipment and shelving	3 to 10	519,635	462,224
Transportation equipment	3 to 5	59,459	57,536
Construction in progress	—	237,637	148,172
		1,193,734	1,019,902
Less accumulated depreciation		(429,845)	(365,052)
Net property and equipment		$763,889	654,850

Note 4. Accrued Expenses
Accrued expenses at year end consist of the following:

	2014	2013
Payroll and related taxes	$21,928	21,960
Bonuses and commissions	20,910	12,502
Profit sharing contribution	11,460	12,211
Insurance	31,137	30,880
Promotions	23,224	18,047
Sales, real estate, and personal property taxes	58,716	47,784
Deferred revenue	3,125	2,447
Legal reserves	1,684	795
Other	1,818	1,953
	$174,002	148,579

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 5. Stockholders’ Equity
Our authorized, issued, and outstanding shares (stated in whole numbers) at year end consist of the following:

	Par Value	2014	2013
Preferred stock	.01/share
Shares authorized		5,000,000	5,000,000
Shares issued and outstanding		—	—
Common stock	.01/share
Shares authorized		400,000,000	400,000,000
Shares issued and outstanding		295,867,844	296,753,544
Dividends
On January 14, 2015, our board of directors declared a quarterly dividend of $0.28 per share of common stock to be paid in cash on February 27, 2015 to shareholders of record at the close of business on January 30, 2015. We paid aggregate annual dividends per share of $1.00, $0.80, and $1.24 in 2014, 2013, and 2012, respectively. The 2012 amount included a fourth quarter supplemental dividend of $0.50.
Stock Purchases
On January 14, 2015, our board of directors increased the maximum number of shares of our common stock that may yet be purchased to 2,000,000 shares.
Stock Options
The following tables summarize the details of grants made under our stock option plan that are still outstanding, and the assumptions used to value these grants. All options granted were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	December 31, 2014
Date of Grant				Options Outstanding	Options Exercisable
April 22, 2014	955,000	$56.00	$50.53	852,500	—
April 16, 2013	205,000	$54.00	$49.25	155,000	—
April 17, 2012	1,235,000	$54.00	$49.01	1,077,500	243,750
April 19, 2011	410,000	$35.00	$31.78	320,000	60,000
April 20, 2010	530,000	$30.00	$27.13	237,300	102,300
April 21, 2009	790,000	$27.00	$17.61	345,600	199,350
April 15, 2008	550,000	$27.00	$24.35	172,500	117,500
April 17, 2007	4,380,000	$22.50	$20.15	1,551,930	1,249,430
Total	9,055,000			4,712,330	1,972,330

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
April 22, 2014	1.8%	5.00	2.0%	28.55%	$9.57
April 16, 2013	0.7%	5.00	1.6%	37.42%	$12.66
April 17, 2012	0.9%	5.00	1.4%	39.25%	$13.69
April 19, 2011	2.1%	5.00	1.6%	39.33%	$11.20
April 20, 2010	2.6%	5.00	1.5%	39.10%	$8.14
April 21, 2009	1.9%	5.00	1.0%	38.80%	$3.64
April 15, 2008	2.7%	5.00	1.0%	30.93%	$7.75
April 17, 2007	4.6%	4.85	1.0%	31.59%	$5.63

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

All of the options in the tables above vest and become exercisable over a period of up to eight years. Each option will terminate approximately nine years after the grant date.
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
A summary of the activity under our stock option plan is as follows:

	Options Outstanding	Exercise Price[1]	Remaining Life[2]
Outstanding as of January 1, 2014	4,356,630	$34.06	4.66
Granted	955,000	$56.00	8.41
Exercised	(314,300)	$24.49
Cancelled/forfeited	(285,000)	$44.39
Outstanding as of December 31, 2014	4,712,330	$38.52	4.59
Exercisable as of December 31, 2014	1,972,330	$27.89	2.51

	Options Outstanding	Exercise Price[1]	Remaining Life[2]
Outstanding as of January 1, 2013	4,835,792	$32.51	5.40
Granted	205,000	$54.00	8.41
Exercised	(389,162)	$23.91
Cancelled/forfeited	(295,000)	$35.89
Outstanding as of December 31, 2013	4,356,630	$34.06	4.66
Exercisable as of December 31, 2013	1,442,380	$23.61	2.74

[1]	Weighted average exercise price

[2]	Weighted average remaining contractual life in years
The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013, and 2012 was $7,466, $9,925, and $34,424, respectively. The intrinsic value represents the difference between the exercise price and fair value of the underlying shares at the date of exercise.
At December 31, 2014, there was $15,908 of total unrecognized compensation cost related to unvested stock options granted under the plan. This cost is expected to be recognized over a weighted average period of 4.60 years. The total grant date fair value of options vested under our stock option plan during 2014, 2013, and 2012 was $7,287, $3,508, and $3,866, respectively.
Total stock-based compensation expense related to our stock option plan was $7,039, $5,400, and $4,800 for 2014, 2013, and 2012, respectively.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive:

Reconciliation	2014	2013	2012
Basic weighted average shares outstanding	296,490,378	296,754,160	296,089,348
Weighted shares assumed upon exercise of stock options	822,866	929,428	1,061,602
Diluted weighted average shares outstanding	297,313,244	297,683,588	297,150,950

Summary of Anti-dilutive Options Excluded	2014	2013	2012
Options to purchase shares of common stock	1,903,767	1,273,527	847,254
Weighted average exercise prices of options	$54.67	54.00	54.00
Any dilutive impact summarized above would relate to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive options then outstanding.
Note 6. Retirement Savings Plan
The Fastenal Company and Subsidiaries 401(k) and Employee Stock Ownership Plan covers all of our employees in the United States. Our employees in Canada may participate in a Registered Retirement Savings Plan. The general purpose of both of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. In addition to the contributions of our employees, we make a profit sharing contribution on an annual basis based on an established formula. Our contribution expense under this profit sharing formula was approximately $11,460, $12,211 and $11,110 for 2014, 2013, and 2012, respectively.

Note 7. Income Taxes
Earnings before income taxes were derived from the following sources:

	2014	2013	2012
Domestic	$757,896	697,062	649,098
Foreign	29,538	16,406	25,057
	$787,434	713,468	674,155
Components of income tax expense (benefit) are as follows:

2014 :	Current	Deferred	Total
Federal	$250,527	1,919	252,446
State	30,768	256	31,024
Foreign	10,518	(704)	9,814
	$291,813	1,471	293,284

2013 :	Current	Deferred	Total
Federal	$220,588	8,547	229,135
State	29,073	527	29,600
Foreign	7,487	(1,390)	6,097
	$257,148	7,684	264,832

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

2012 :	Current	Deferred	Total
Federal	$202,095	14,742	216,837
State	27,586	981	28,567
Foreign	8,476	(261)	8,215
	$238,157	15,462	253,619
Income tax expense in the accompanying consolidated financial statements differs from the expected expense as follows:

	2014	2013	2012
Federal income tax expense at the ‘expected’ rate of 35%	$275,602	249,714	235,954
Increase (decrease) attributed to:
State income taxes, net of federal benefit	20,549	16,683	20,449
Other, net	(2,867)	(1,565)	(2,784)
Total income tax expense	$293,284	264,832	253,619
Effective income tax rate	37.2%	37.1%	37.6%
The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at year end are as follows:

	2014	2013
Deferred income tax assets (liabilities):
Inventory costing and valuation methods	$4,311	3,834
Allowance for doubtful accounts receivable	4,873	3,586
Insurance claims payable	10,404	10,594
Promotions payable	1,586	1,240
Stock-based compensation	7,837	5,974
Federal and state benefit of uncertain tax positions	1,327	1,158
Foreign net operating loss and credit carryforwards	5,768	5,089
Foreign valuation allowances	(3,007)	(2,819)
Other, net	592	932
Total deferred income tax assets	33,691	29,588
Property and equipment	(80,458)	(74,595)
Total deferred income tax liabilities	(80,458)	(74,595)
Net deferred income tax liabilities	$(46,767)	(45,007)
A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows:

	2014	2013
Balance at start of year:	$3,282	5,331
Increase related to prior year tax positions	185	37
Decrease related to prior year tax positions	(113)	(1,695)
Increase related to current year tax positions	924	1,058
Decrease related to statute of limitation lapses	(506)	—
Settlements	—	(1,449)
Balance at end of year:	$3,772	3,282
Included in the liability for unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. The amount of unrecognized tax benefits that would favorably impact the effective tax rate, if recognized, is not material.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Fastenal Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction, all states, and various foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2011 in the case of United States federal and foreign examinations and 2010 in the case of state and local examinations.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal. As of December 31, 2014, we have not made a provision for United States income taxes or for additional foreign withholding taxes on $112,908 of unremitted earnings, of which $7,560 is in the form of cash. Generally, such amounts become subject to United States taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred income tax liabilities related to investments in these foreign subsidiaries.
Note 8. Geographic Information
Our revenues and long-lived assets relate to the following geographic areas:

Revenues	2014	2013	2012
United States	$3,308,226	2,951,673	2,798,124
Canada	238,590	227,756	218,570
Other foreign countries	186,691	146,677	116,883
	$3,733,507	3,326,106	3,133,577

Long-Lived Assets	2014	2013	2012
United States	$725,189	632,783	495,609
Canada	37,580	22,572	15,954
Other foreign countries	13,068	11,968	17,613
	$775,837	667,323	529,176
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
Note 9. Operating Leases
We lease space under non-cancelable operating leases for several distribution centers, several manufacturing locations, and certain store locations with initial terms of one to 84 months. Most store locations have initial lease terms of 36 to 48 months. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Any such terms are recognized as rent expense over the term of the lease. Further, the leases do not contain contingent rent provisions. Leasehold improvements, with a net book value of $1,732 at December 31, 2014, on operating leases are amortized over a 36-month period. We lease certain semi-tractors and pick-ups under operating leases. The semi-tractor leases typically have a lease term of 48 to 60 months. The pick-up leases typically have a non-cancelable lease term of approximately one year, with renewal options for up to 72-months. Our average lease term for pick-ups is typically for 28 to 36 months. Future minimum annual rentals for the leased facilities and equipment, and the leased vehicles are as follows:

	Leased Facilities and Equipment	Leased Vehicles	Total
2015	$92,333	23,991	116,324
2016	66,083	15,336	81,419
2017	40,357	6,682	47,039
2018	21,936	1,177	23,113
2019	8,569	—	8,569
2020 and thereafter	1,922	—	1,922
	$231,200	47,186	278,386

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Rent expense under all operating leases was as follows:

	Leased Facilities and Equipment	Leased Vehicles	Total
2014	$103,294	35,731	139,025
2013	$99,483	32,907	132,390
2012	$96,540	29,039	125,579
Certain operating leases for vehicles contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $50,130. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote other than where we have established an accrual for estimated losses, which is immaterial at December 31, 2014. To the extent our fleet contains vehicles we estimate will settle at a gain, such gains on these vehicles will be recognized when we sell the vehicle.
Note 10. Commitments and Contingencies
Credit Facilities and Commitments
We have a $230,000 unsecured revolving credit facility which expires December 31, 2016. The facility includes a $45,000 letter of credit subfacility. At December 31, 2014 and 2013, there were undrawn letters of credit outstanding under this facility with a face amount of $37,315 and $34,415, respectively, and there were loans outstanding under this facility of $90,000 and $0, respectively. We have the right to prepay this debt and intend to repay this amount using cash within the next twelve months; therefore, we have classified the debt as a current liability. Loans under the facility are subject to certain financial covenants, and we are currently in compliance with these covenants.
Loans under the facility, other than swingline loans, bear interest at a rate per annum equal to, at our election, either (i) LIBOR for an interest period of one month, reset daily, plus 0.875%, or (ii) LIBOR for an interest period of one, two, three, six or twelve months as selected by us, reset at the end of the selected interest period, plus 0.875%. The outstanding loan amount at December 31, 2014 bears interest at a rate per annum equal to option (i) noted above. Given the LIBOR rate at December 31, 2014, our effective per annum interest rate at year end was approximately 1.1%. Swingline loans bear interest at a rate per annum equal to LIBOR for an interest period of one month, reset daily, plus 0.875%. We pay a commitment fee for the unused portion of the facility of 0.10% per annum if the average quarterly utilization of the facility is 20% or more, or 0.125% per annum if the average quarterly utilization of the facility is less than 20%. For each letter of credit issued under the facility, we pay a commission fee on the amount available to be drawn under such letter of credit equal to 0.875% per annum and, subject to certain exceptions, an issuance fee equal to 0.075% of the face amount of such letter of credit.
Legal Contingencies
We are involved in certain legal actions. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, that could require significant expenditures or result in lost revenues. We record a liability for these legal actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. As of December 31, 2014, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 11. Sales by Product Line
The percentages of our net sales by product line are as follows:

Type	Introduced	2014	2013	2012
Fasteners[1]	1967	40.2%	42.1%	44.0%
Tools	1993	9.3%	9.2%	9.3%
Cutting tools	1996	5.5%	5.4%	5.1%
Hydraulics & pneumatics	1996	7.2%	7.3%	7.6%
Material handling	1996	6.1%	5.7%	6.0%
Janitorial supplies	1996	7.3%	7.0%	6.6%
Electrical supplies	1997	4.7%	4.6%	4.7%
Welding supplies	1997	4.7%	4.5%	4.3%
Safety supplies[2]	1999	12.8%	11.2%	9.3%
Metals	2001	0.4%	0.5%	0.5%
Direct ship[3]	2004	1.0%	1.5%	1.6%
Office supplies	2010	0.1%	0.1%	0.1%
Other		0.7%	0.9%	0.9%
		100.0%	100.0%	100.0%

[1]	Fastener product line represents fasteners and miscellaneous supplies.

[2]	The safety supplies product line has expanded, as a percentage of sales, in the last several years due to our FAST Solutions® (industrial vending) program.

[3]
Direct ship represents a cross section of products from the eleven product lines. The items included here represent certain items with historically low margins which are shipped directly from our distribution channel to our customers, bypassing our store network.

Note 12. Subsequent Events
We evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, with the exception of the dividend declaration and stock purchase authorization disclosed in Note 5.
Note 13. New and Proposed Accounting Pronouncements
New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. This ASU will be applied prospectively and is effective for interim and annual periods beginning after December 15, 2014. Early adoption is permitted provided the disposal was not previously disclosed. This ASU is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this ASU will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Proposed Accounting Pronouncements
In May 2013, the FASB reissued an exposure draft on lease accounting which would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. We have not yet determined the impact the adoption of this proposed standard will have on our consolidated financial statements. As of December 31, 2014, we lease approximately 90% of our store locations, five of our distribution and packaging facilities, two of our manufacturing facilities, and a significant portion of our distribution fleet.
Note 14. Selected Quarterly Financial Data (Unaudited)
(Amounts in thousands except per share information)

2014 :	Net Sales	Gross Profit	Pre-tax Earnings	Net Earnings	Basic Net Earnings per Share
First quarter	$876,501	448,478	178,845	111,931	0.38
Second quarter	949,938	482,667	206,782	130,514	0.44
Third quarter	980,814	498,693	212,988	133,314	0.45
Fourth quarter	926,254	467,564	188,819	118,391	0.40
Total	$3,733,507	1,897,402	787,434	494,150	1.67

2013 :	Net Sales	Gross Profit	Pre-tax Earnings	Net Earnings	Basic Net Earnings per Share
First quarter	$806,326	421,880	175,172	109,048	0.37
Second quarter	847,596	442,721	192,379	121,009	0.41
Third quarter	858,424	443,395	188,643	119,350	0.40
Fourth quarter	813,760	411,449	157,274	99,229	0.33
Total	$3,326,106	1,719,445	713,468	448,636	1.51
***End of Notes to Consolidated Financial Statements***

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ Leland J. Hein	/s/ Daniel L. Florness
Leland J. Hein	Daniel L. Florness
President and Chief Executive Officer	Executive Vice-President and Chief Financial Officer

Winona, MN
February 5, 2015

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
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
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,712,330	$38.52	6,739,190
Equity compensation plans not approved by security holders	—	—	—
Total	4,712,330		6,739,190

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Earnings for the years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012
Notes to Consolidated Financial Statements
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

10.2	Fastenal Company Stock Option Plan as amended and restated effective as of December 12, 2014 (incorporated by reference to Exhibit 10.1 to Fastenal Company’s Form 8-K dated December 17, 2014)*

10.3	Fastenal Company Incentive Plan (incorporated by reference to Appendix A to Fastenal Company’s Proxy Statement dated February 23, 2012)*

10.4
Credit Agreement dated as of December 13, 2012 among Fastenal Company, the Lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated December 19, 2012), as amended by the First Amendment to Credit Agreement dated as of April 15, 2014 (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 10-Q dated April 16, 2014), the Second Amendment to Credit Agreement dated as of August 19, 2014 (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated August 22, 2014), and the Third Amendment to Credit Agreement dated as of December 16, 2014 (incorporated by reference to Fastenal Company's Form 8-K dated December 19, 2014)

13	Portions of 2014 Annual Report to Shareholders not included in this Form 10-K (only those sections specifically incorporated by reference in this Form 10-K shall be deemed filed with the SEC)

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

We will furnish copies of these Exhibits upon request and payment of our reasonable expenses in furnishing the Exhibits.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

FASTENAL COMPANY
Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2014, 2013, and 2012
(Amounts in thousands)

Description	Balance at Beginning of Year	“Additions” Charged to Costs and Expenses		“Other” Additions (Deductions)	“Less” Deductions		Balance at End of Year
Year ended December 31, 2014
Allowance for doubtful accounts	$9,248	11,480		—	8,109		12,619
Insurance reserves	$30,880	52,858	[1]	—	52,601	[2]	31,137
Year ended December 31, 2013
Allowance for doubtful accounts	$6,728	9,421		—	6,901		9,248
Insurance reserves	$25,188	52,658	[1]	—	46,966	[2]	30,880
Year ended December 31, 2012
Allowance for doubtful accounts	$5,647	9,726		—	8,645		6,728
Insurance reserves	$30,548	43,024	[1]	—	48,384	[2]	25,188

[1]	Includes costs and expenses incurred for premiums and claims related to health and general insurance.

[2]	Includes costs and expenses paid for premiums and claims related to health and general insurance.
See accompanying Report of Independent Registered Public Accounting Firm incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 5, 2015

FASTENAL COMPANY

By	/s/ Leland J. Hein
Leland J. Hein, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 5, 2015

/s/ Leland J. Hein	/s/ Daniel L. Florness
Leland J. Hein, President and Chief Executive Officer	Daniel L. Florness, Executive Vice President and Chief
(Principal Executive Officer), and Director	Financial Officer (Principal Financial Officer and
Principal Accounting Officer)

/s/ Willard D. Oberton	/s/ Michael M. Gostomski
Willard D. Oberton, Director (Chairman)	Michael M. Gostomski, Director

/s/ Michael J. Dolan	/s/ Reyne K. Wisecup
Michael J. Dolan, Director	Reyne K. Wisecup, Director

/s/ Hugh L. Miller	/s/ Michael J. Ancius
Hugh L. Miller, Director	Michael J. Ancius, Director

/s/ Scott A. Satterlee	/s/ Rita J. Heise
Scott A. Satterlee, Director	Rita J. Heise, Director

/s/ Darren R. Jackson
Darren R. Jackson, Director

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	Incorporated by Reference
3.2	Restated By-Laws of Fastenal Company	Incorporated by Reference
10.1	Description of Bonus Arrangements for Executive Officers	Incorporated by Reference
10.2	Fastenal Company Stock Option Plan as amended and restated effective as of December 12, 2014 (incorporated by reference to Exhibit 10.1 to Fastenal Company’s Form 8-K dated December 17, 2014)	Incorporated by Reference
10.3	Fastenal Company Incentive Plan	Incorporated by Reference
10.4
Credit Agreement dated as of December 13, 2012 among Fastenal Company, the Lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated December 19, 2012), as amended by the First Amendment to Credit Agreement dated as of April 15, 2014 (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 10-Q dated April 16, 2014), the Second Amendment to Credit Agreement dated as of August 19, 2014 (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated August 22, 2014), and the Third Amendment to Credit Agreement dated as of December 16, 2014 (incorporated by reference to Fastenal Company's Form 8-K dated December 19, 2014)
Incorporated by Reference
13	Portions of 2014 Annual Report to Shareholders not included in this Form 10-K (only those sections specifically incorporated by reference in this Form 10-K shall be deemed filed with the SEC)	Electronically Filed
21	List of Subsidiaries	Electronically Filed
23	Consent of Independent Registered Public Accounting Firm	Electronically Filed
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed
32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed
EX 101.INS	XBRL Instance Document	Electronically Filed
EX 101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Filed
EX 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Electronically Filed
EX 101.DEF	XBRL Taxonomy Definition Linkbase Document	Electronically Filed
EX 101.LAB	XBRL Taxonomy Label Linkbase Document	Electronically Filed
EX 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Electronically Filed