Form 10-Q
period 2015-03-31
FASTENAL CO
filed 2015-04-17
CIK 815556

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015, or

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at April 13, 2015
Common Stock, par value $.01 per share	293,955,044

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands except share information)

	(Unaudited)
Assets	March 31, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$120,790	114,496
Trade accounts receivable, net of allowance for doubtful accounts of $13,316 and $12,619, respectively	521,094	462,077
Inventories	867,922	869,224
Deferred income tax assets	21,578	21,765
Other current assets	97,563	115,703
Total current assets	1,628,947	1,583,265

Property and equipment, less accumulated depreciation	783,151	763,889
Other assets, net	11,839	11,948

Total assets	$2,423,937	2,359,102

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$125,000	90,000
Accounts payable	132,234	103,909
Accrued expenses	168,943	174,002
Income taxes payable	66,186	7,442
Total current liabilities	492,363	375,353

Deferred income tax liabilities	68,761	68,532

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 400,000,000 shares authorized, 293,955,044 and 295,867,844 shares issued and outstanding, respectively	2,940	2,959
Additional paid-in capital	—	33,744
Retained earnings	1,887,159	1,886,350
Accumulated other comprehensive loss	(27,286)	(7,836)
Total stockholders' equity	1,862,813	1,915,217
Total liabilities and stockholders' equity	$2,423,937	2,359,102
See accompanying notes to consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Amounts in thousands except earnings per share)

	(Unaudited)
	Three Months Ended March 31,
	2015	2014
Net sales	$953,317	876,501

Cost of sales	469,267	428,023
Gross profit	484,050	448,478

Operating and administrative expenses	280,387	269,843
Gain on sale of property and equipment	(108)	(216)
Operating income	203,771	178,851

Interest income	99	120
Interest expense	(358)	(126)

Earnings before income taxes	203,512	178,845

Income tax expense	75,906	66,914

Net earnings	$127,606	111,931

Basic net earnings per share	$0.43	0.38

Diluted net earnings per share	$0.43	0.38

Basic weighted average shares outstanding	295,238	296,642

Diluted weighted average shares outstanding	295,937	297,495
See accompanying notes to consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2015	2014
Net earnings	$127,606	111,931
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0 in 2015 and 2014)	(19,450)	(4,837)
Change in marketable securities (net of tax of $0 in 2015 and 2014)	—	2
Comprehensive income	$108,156	107,096
See accompanying notes to consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$127,606	111,931
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	19,412	17,281
Gain on sale of property and equipment	(108)	(216)
Bad debt expense	2,883	2,796
Deferred income taxes	416	356
Stock-based compensation	1,620	1,380
Excess tax benefits from stock-based compensation	(451)	(550)
Amortization of non-compete agreements	132	132
Changes in operating assets and liabilities:
Trade accounts receivable	(66,065)	(61,646)
Inventories	(5,151)	(9,919)
Other current assets	18,140	7,031
Accounts payable	28,325	6,444
Accrued expenses	(5,059)	(10)
Income taxes	59,195	72,679
Other	(790)	(4,391)
Net cash provided by operating activities	180,105	143,298

Cash flows from investing activities:
Purchases of property and equipment	(43,922)	(32,564)
Proceeds from sale of property and equipment	1,663	1,054
Net increase in marketable securities	—	(2)
Net (increase) decrease in other assets	(23)	22
Net cash used in investing activities	(42,282)	(31,490)

Cash flows from financing activities:
Borrowings under line of credit	175,000	140,000
Payments against line of credit	(140,000)	(140,000)
Proceeds from exercise of stock options	2,080	1,641
Excess tax benefits from stock-based compensation	451	550
Purchases of common stock	(81,865)	(8,847)
Payments of dividends	(82,846)	(74,193)
Net cash used in financing activities	(127,180)	(80,849)

Effect of exchange rate changes on cash and cash equivalents	(4,349)	(444)

Net increase in cash and cash equivalents	6,294	30,515

Cash and cash equivalents at beginning of period	114,496	58,506

Cash and cash equivalents at end of period	$120,790	89,021

Supplemental disclosure of cash flow information:
Cash paid during each period for interest	$358	70
Net cash paid (received) during each period for income taxes	$16,292	(6,216)
See accompanying notes to consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
March 31, 2015 and 2014
(Unaudited)

(1) Basis of Presentation
The accompanying unaudited consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as the Company, Fastenal, or by terms such as we, our, or us) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in our consolidated financial statements as of and for the year ended December 31, 2014. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(2) Financial Instruments and Marketable Securities
Due to the varying short-term cash needs of our business, we periodically have marketable securities. We value these assets utilizing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to measurements involving unobservable inputs (Level 3). The three levels of the fair value hierarchy and how they are determined are defined in our 2014 annual report on Form 10-K in Note 1 of the Notes to Consolidated Financial Statements.

(3) Stockholders’ Equity
Our authorized, issued, and outstanding shares (stated in whole numbers) consist of the following:

	Par Value		March 31, 2015	December 31, 2014	March 31, 2014
Preferred stock	$.01	/share
Shares authorized			5,000,000	5,000,000	5,000,000
Shares issued and outstanding			—	—	—
Common stock	$.01	/share
Shares authorized			400,000,000	400,000,000	400,000,000
Shares issued and outstanding			293,955,044	295,867,844	296,624,319
Dividends
On April 13, 2015, our board of directors declared a dividend of $0.28 per share of common stock. This dividend is to be paid in cash on May 26, 2015 to shareholders of record at the close of business on April 28, 2015. Since 2011, we have paid quarterly dividends. Our board of directors expects to continue paying quarterly dividends, provided the future determination as to payment of dividends will depend on the financial needs of the Company and such other factors as deemed relevant by the board of directors.
The following table presents the dividends either paid previously or declared by our board of directors for future payment:

	2015	2014
First quarter	$0.28	0.25
Second quarter	0.28	0.25
Third quarter		0.25
Fourth quarter		0.25
Total	$0.56	1.00

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
March 31, 2015 and 2014
(Unaudited)

Stock Options

The following tables summarize the details of grants made under our stock option plan that are still outstanding, and the assumptions used to value these grants. All options granted were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	March 31, 2015
Date of Grant				Options Outstanding	Options Exercisable
April 22, 2014	955,000	$56.00	$50.53	840,000	—
April 16, 2013	205,000	$54.00	$49.25	140,000	—
April 17, 2012	1,235,000	$54.00	$49.01	1,070,000	243,750
April 19, 2011	410,000	$35.00	$31.78	320,000	60,000
April 20, 2010	530,000	$30.00	$27.13	232,300	102,300
April 21, 2009	790,000	$27.00	$17.61	317,850	175,350
April 15, 2008	550,000	$27.00	$24.35	170,250	115,250
April 17, 2007	4,380,000	$22.50	$20.15	1,489,730	1,188,480
Total	9,055,000			4,580,130	1,885,130

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
April 22, 2014	1.8%	5.00	2.0%	28.55%	$9.57
April 16, 2013	0.7%	5.00	1.6%	37.42%	$12.66
April 17, 2012	0.9%	5.00	1.4%	39.25%	$13.69
April 19, 2011	2.1%	5.00	1.6%	39.33%	$11.20
April 20, 2010	2.6%	5.00	1.5%	39.10%	$8.14
April 21, 2009	1.9%	5.00	1.0%	38.80%	$3.64
April 15, 2008	2.7%	5.00	1.0%	30.93%	$7.75
April 17, 2007	4.6%	4.85	1.0%	31.59%	$5.63
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the three-month periods ended March 31, 2015 and 2014 was $1,620 and $1,380, respectively. Unrecognized compensation expense related to outstanding unvested stock options as of March 31, 2015 was $14,440 and is expected to be recognized over a weighted average period of 4.52 years. Any future changes in estimated forfeitures will impact this amount.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
March 31, 2015 and 2014
(Unaudited)

Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive:

	Three-month Period
Reconciliation	2015	2014
Basic weighted average shares outstanding	295,237,625	296,641,994
Weighted shares assumed upon exercise of stock options	699,093	853,176
Diluted weighted average shares outstanding	295,936,718	297,495,170

	Three-month Period
Summary of Anti-dilutive Options Excluded	2015	2014
Options to purchase shares of common stock	2,066,000	1,292,528
Weighted average exercise prices of options	$54.82	$54.00
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
As of March 31, 2015 and 2014, the Company had $4,122 and $3,916, respectively, of liabilities recorded related to gross unrecognized tax benefits. Included in this liability for unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. The Company does not anticipate its total unrecognized tax benefits will change significantly during the next twelve months.

(5) Operating Leases
We lease certain pick-up trucks under operating leases. These leases have a non-cancellable lease term of one year, with renewal options for up to 72 months. The pick-up truck leases include an early buy out clause we generally exercise, thereby giving the leases an effective term of 28-36 months. Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $62,418. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote other than where we have established an accrual for estimated losses, which is immaterial at March 31, 2015. To the extent our fleet contains vehicles we estimate will settle at a gain, such gains on these vehicles will be recognized when we sell the vehicle.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
March 31, 2015 and 2014
(Unaudited)

(6) Commitments and Contingencies
Credit Facilities and Commitments
We have a $230,000 unsecured revolving credit facility which expires December 31, 2016. The facility includes a $45,000 letter of credit subfacility. At March 31, 2015 and 2014, there were undrawn letters of credit outstanding under this facility with a face amount of $37,233 and $34,376, respectively, of which there were loans outstanding under this facility of $125,000 and $0, respectively. We have the right to prepay this debt and intend to repay this amount using cash within the next twelve months; therefore, we have classified the debt as a current liability. Loans under the facility are subject to certain financial covenants, and we are currently in compliance with these covenants.
Loans under the facility, other than swingline loans, bear interest at a rate per annum equal to, at our election, either (i) LIBOR for an interest period of one month, reset daily, plus 0.875%, or (ii) LIBOR for an interest period of one, two, three, six or twelve months as selected by us, reset at the end of the selected interest period, plus 0.875%. The outstanding loan amount at March 31, 2015 bears interest at a rate per annum equal to option (i) noted above. Given the LIBOR rate at March 31, 2015, our effective per annum interest rate at quarter end was approximately 1.1%. Swingline loans bear interest at a rate per annum equal to LIBOR for an interest period of one month, reset daily, plus 0.875%. We pay a commitment fee for the unused portion of the facility of 0.10% per annum if the average quarterly utilization of the facility is 20% or more, or 0.125% per annum if the average quarterly utilization of the facility is less than 20%. For each letter of credit issued under the facility, we pay a commission fee on the amount available to be drawn under such letter of credit equal to 0.875% per annum and, subject to certain exceptions, an issuance fee equal to 0.075% of the face amount of such letter of credit.

Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2014 annual report on Form 10-K in Note 10 of the Notes to Consolidated Financial Statements. As of March 31, 2015, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.

(7) Subsequent Events
We evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, with the exception of the dividend disclosed in Note (3) 'Stockholders' Equity', and certain amendments to our unsecured revolving credit facility, the terms of which, as in effect at March 31, 2015, are described in Note (6) 'Commitments and Contingencies'. The facility was amended on April 13, 2015 to increase the revolving credit commitment of the Lenders from $230,000 to $400,000, with the letter of credit subfacility remaining unchanged at $45,000, to increase the interest rate margin on revolving credit loans and the commission fee on the amount available to be drawn under letters of credit from 0.875% per annum to 1.0% per annum, and to modify certain of the financial covenants contained in the facility.

(8) New and Proposed Accounting Pronouncements
New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. This ASU will be applied prospectively and was effective for interim and annual periods after December 15, 2014. This ASU is not expected to have a material impact on our consolidated financial statements.
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
March 31, 2015 and 2014
(Unaudited)

cumulative effect transition method. We are evaluating the effect this ASU will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
Proposed Accounting Pronouncements
In May 2013, the FASB reissued an exposure draft on lease accounting which would require entities to recognize right-of-use (ROU) assets and lease liabilities arising from lease contracts on the balance sheet. However, subsequent accounting for the ROU asset and presentation of lease expense will depend on whether the lease is classified as Type A (most capital leases under current U.S. GAAP) or Type B (most operating leases under current U.S. GAAP). We consider our leases to be primarily Type B leases which will generally have straight-line recognition of total lease expense. We have not yet determined the impact the adoption of this proposed standard will have on our consolidated financial statements. As of March 31, 2015, we lease approximately 90% of our store locations, five of our distribution and packaging facilities, two of our manufacturing facilities, and a signficant portion of our distribution fleet.
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
SALES GROWTH
Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
Net sales and growth rates in net sales were as follows:

	Three-month Period
	2015	2014
Net sales	$953,317	876,501
Percentage change	8.8%	8.7%
Business days	63	63
Daily sales	$15,132	13,913
Daily sales growth rate	8.8%	8.7%
Impact of currency fluctuations (primarily Canada)	-1.0%	-0.6%
The increase in net sales in the periods noted for 2015 and 2014 came primarily from higher unit sales. Net sales were impacted by slight inflationary price changes in our non-fastener products and some price deflation in our fastener products, but the net impact was a drag on growth. Our growth in net sales was not meaningfully impacted by the introduction of new products or services, with one exception. Over the last several years, our FAST Solutions® (industrial vending) initiative has stimulated faster growth with a subset of our customers (discussed later in this document). The higher unit sales resulted primarily from increases in sales at older store locations (discussed below and again later in this document) and to a lesser degree the opening of new store locations in the last several years. The growth in net sales at the older store locations was due to the growth drivers of our business (discussed later in this document). The impact of change in currencies in foreign countries (primarily Canada) relative to the United States dollar is noted in the table above.
The stores opened greater than two years represent a consistent ‘same store’ view of our business (store sites opened as follows: 2015 group – opened 2013 and earlier, and 2014 group – opened 2012 and earlier). However, the impact of the economy is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2015 group – opened 2010 and earlier, and 2014 group – opened 2009 and earlier) and opened greater than ten years (store sites opened as follows: 2015 group – opened 2005 and earlier, and 2014 group – opened 2004 and earlier). These two groups of stores are more cyclical due to the increased market share they enjoy in their local markets. The daily sales change for each of these groups was as follows:

	Three-month Period
	2015	2014
Store Age
Opened greater than 2 years	8.0%	7.4%
Opened greater than 5 years	7.6%	6.6%
Opened greater than 10 years	7.5%	5.7%
Note: The age groups above are measured as of the last day of each respective calendar year.
SALES BY PRODUCT LINE:
The mix of sales from the original fastener product line and from the other product lines was as follows:

	Three-month Period
	2015	2014
Fastener product line	39.0%	40.2%
Other product lines	61.0%	59.8%
	100.0%	100.0%

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
Monthly Sales Changes:
All company sales – During the months noted below, all of our selling locations, when combined, had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2015	12.0%	8.6%	5.6%
2014	6.7%	7.7%	11.6%	10.0%	13.5%	12.7%	14.7%	15.0%	12.9%	14.6%	15.3%	17.4%
2013	6.7%	8.2%	5.1%	4.8%	5.3%	6.0%	2.9%	7.2%	5.7%	7.7%	8.2%	6.7%
Stores opened greater than two years – Our stores opened greater than two years (store sites opened as follows: 2015 group – opened 2013 and earlier, 2014 group – opened 2012 and earlier, and 2013 group – opened 2011 and earlier) represent a consistent 'same-store' view of our business. During the months noted below, the stores opened greater than two years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2015	11.2%	7.8%	4.8%
2014	5.5%	6.5%	10.2%	8.4%	12.1%	11.4%	13.4%	14.0%	11.8%	13.5%	14.0%	16.5%
2013	5.0%	6.5%	3.4%	3.1%	3.5%	4.3%	1.4%	5.5%	4.2%	6.1%	6.2%	4.9%
Stores opened greater than five years – The impact of the economy, over time, is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2015 group – opened 2010 and earlier, 2014 group – opened 2009 and earlier, and 2013 group – opened 2008 and earlier). This group, which represented about 90% of our total sales in the first three months of 2015, is more cyclical due to the increased market share they enjoy in their local markets. During the months noted below, the stores opened greater than five years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2015	10.8%	7.2%	4.8%
2014	4.6%	5.4%	9.5%	7.7%	11.5%	10.8%	12.9%	13.4%	11.7%	13.3%	13.6%	16.2%
2013	3.2%	5.6%	2.3%	2.0%	2.7%	3.4%	0.6%	4.7%	3.2%	5.3%	6.1%	4.8%
Summarizing comments – There are three distinct influences to our growth: (1) execution, (2) currency fluctuations, and (3) economic fluctuations. This discussion centers on (2) and (3).
The change in currencies in foreign countries (primarily Canada) relative to the United States dollar impacted our net sales growth over the last several years. During the years 2013 and 2014, it lowered our net sales growth by 0.2% and 0.5%, respectively. In the first quarter of 2015, it lowered our net sales growth by 1.0%.
During the first half of 2013, the fastener product line was heavily impacted by our industrial production business. These customers utilize our fasteners in the manufacture/assembly of their finished products. The end markets with the most pronounced weakening included heavy machinery manufacturers with exposure to: mining, military, agriculture, and construction. The daily sales growth in July 2013 and December 2013 were negatively impacted by the timing of the July 4th holiday (Thursday in 2013 versus Wednesday in 2012) and the Christmas/New Year holiday (Wednesday in 2013 versus Tuesday in 2012). This resulted in a 'lone' business day on Friday, July 5, 2013, in which many of our customers were closed, and three distinct one to two day work periods in the last two weeks of December 2013. The December 2013 impact was amplified due to poor weather conditions.
Our sales to customers engaged in light and medium duty manufacturing (largely related to consumer products) began to improve late in 2013 and into 2014. This makes sense given the trends in the PMI Index. In the first quarter of 2014, our sales growth was hampered in January and February due to a weak economy and foreign exchange rate fluctuations (primarily related to the Canadian dollar); however, the biggest impact was a severe winter in North America and its negative impact on our customers and our trucking network. In March 2014, the weak economy and negative foreign exchange rate fluctuations continued; however, the weather normalized and our daily sales growth expanded to 11.6%. This double digit growth in March was helped by the Easter timing (April in 2014). In the second quarter of 2014, the negative impact of the Easter timing was felt, and then a 'less noisy' picture emerged in May and June. Our sales to customers engaged in heavy machinery manufacturing (primarily serving the mining, military, agricultural, and construction end markets), which represents approximately one fifth of our business, had a very weak 2013, but stabilized late in 2013 and improved in 2014.
In the first quarter of 2015, our business weakened. Similar to 2014, we experienced poor weather in North America; however, the real weakness was economic. The biggest impact came from customers engaged in the oil and gas business, but we also experienced weakness in other industries, as evidenced by the decline in the PMI Index.
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
History has identified these landings in our business cycle. They generally relate to months with impaired business days (certain holidays). The first landing centers on Easter, which alternates between March and April (Easter occurred in April 2015, in April 2014, and in March 2013), the second landing centers on July 4th, and the third landing centers on the approach of winter with its seasonal impact on primarily our construction business and with the Christmas/New Year holidays. The holidays we noted impact the trends because they either move from month-to-month or because they move around during the week (the July 4th and Christmas/New Year holiday impacts are examples).
The table below shows the pattern to the sequential change in our daily sales. The line labeled 'Benchmark' is an historical average of our sequential daily sales change for the period 1998 to 2013, excluding 2008 and 2009. We believe this time frame will serve to show the historical pattern and could serve as a benchmark for current performance. We excluded the 2008 to 2009 time frame because it contains an extreme economic event and we don't believe it is comparable. The '2015', '2014', and '2013' lines represent our actual sequential daily sales changes. The '15Delta', '14Delta', and '13Delta' lines indicate the difference between the 'Benchmark' and the actual results in the respective year.

											Cumulative
											Change from
											Jan. to
	Jan. (1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Mar.	Oct.
Benchmark	0.8%	2.2%	3.8%	0.4%	3.1%	2.7%	-2.1%	2.5%	3.7%	-1.2%	6.0%	15.9%
2015	-3.6%	-0.1%	4.2%								4.0%
15Delta	-4.4%	-2.3%	0.4%								-2.0%
2014	-1.4%	3.0%	7.1%	-2.6%	4.2%	2.5%	-3.8%	5.8%	1.0%	-1.5%	10.3%	16.2%
14Delta	-2.2%	0.8%	3.3%	-3.0%	1.1%	-0.2%	-1.7%	3.3%	-2.7%	-0.3%	4.3%	0.3%
2013	-0.4%	2.0%	3.4%	-1.1%	1.0%	3.2%	-5.5%	5.5%	2.9%	-2.9%	5.4%	8.2%
13Delta	-1.2%	-0.2%	-0.4%	-1.5%	-2.1%	0.5%	-3.4%	3.0%	-0.8%	-1.7%	-0.6%	-7.7%

(1)	The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.

A graph of the sequential daily sales change pattern discussed above, starting with a base of '100' in the previous October and ending with the next October, would be as follows:

130
120
110
100
90
Previous Oct.
Jan.
Feb.
Mar.
Apr.
May
June
July
Aug.
Sept.
Oct.
Benchmark
2015
2014
2013

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

	Q1	Q2	Q3	Q4	Annual
2015	6.9%
2014	9.0%	11.2%	13.7%	13.8%	12.0%
2013	7.0%	5.9%	4.7%	7.2%	6.3%
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
The best way to understand the change in our industrial production business is to examine the results in our fastener product line (just under 40% of our business) which is heavily influenced by changes in our business with heavy equipment manufacturers. From a company perspective, sales of fasteners grew, when compared to the same period in the prior year, as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2015	5.5%
2014	1.6%	5.5%	9.9%	11.4%	6.9%
2013	1.7%	1.9%	1.0%	1.9%	1.6%

By contrast, the best way to understand the change in the maintenance portion of the manufacturing business is to examine the results in our non-fastener product lines. From a company perspective, sales of non-fasteners grew, when compared to the same period in the prior year, as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2015	11.7%
2014	14.2%	17.1%	17.6%	19.0%	17.2%
2013	10.8%	8.5%	8.9%	12.0%	10.1%
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
Our non-residential construction customers have historically represented 20% to 25% of our business. The daily sales to these customers grew when compared to the same period in the prior year, as follows:

	Q1	Q2	Q3	Q4	Annual
2015	6.2%
2014	2.9%	7.5%	9.3%	12.6%	7.8%
2013	2.9%	0.7%	3.9%	2.8%	2.5%
We believe the weakness in the economy throughout 2013, and during early 2014, particularly in the non-residential construction market, was amplified by global economic uncertainty combined with economic policy uncertainty in the United States. This weakness was amplified by severe winter weather conditions in January and February 2014 and 2015 and the economic weakness of early 2015.
A graph of the sequential daily sales trends to these two end markets in 2015, 2014, and 2013, starting with a base of '100' in the previous October and ending with the next October, would be as follows:
Manufacturing

130
120
110
100
90
80
Previous Oct.
Jan.
Feb.
Mar.
Apr.
May
June
July
Aug.
Sept.
Oct.
2015
2014
2013

Non-Residential Construction

130
120
110
100
90
80
Previous Oct.
Jan.
Feb.
Mar.
Apr.
May
June
July
Aug.
Sept.
Oct.
2015
2014
2013

GROWTH DRIVERS OF OUR BUSINESS
Note – Dollar amounts in this section are presented in whole dollars, not thousands.
We grow by continuously adding customers and by increasing the activity with each customer. We believe this growth is enhanced by great people located in close proximity to our customers. This allows us to provide a range of services and product availability that our competitors can't easily match. Historically, we expanded our reach by opening stores at a very fast pace. These openings were initially in the United States and expanded beyond the United States beginning in the mid 1990's.
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
In our first ten years of being public (1987 to 1997), we opened stores at an annual rate approaching 30% per year. In the next ten years (1997 to 2007), we opened stores at an annual rate of approximately 10% to 15% and, since 2007, at an annual rate of approximately 1% to 8%. We opened 24 stores in 2014, an annual rate of approximately 1%, and currently expect to open approximately 20 in total for 2015.
During our almost 50 years of business existence, we have constantly evolved to better serve the market (as is described in the paragraphs below) and have always been willing to challenge our approach. In our first 20 to 25 years, we closed several store locations because we felt the market was insufficient to operate a profitable 'fastener only' business. Every one of those locations was subsequently ‘reopened’ when our business model evolved to serve these markets profitably. During the last 20 to 25 years, we have enjoyed continued success with our store-based model, and we continue to challenge our approach. Based on this approach, we have closed approximately 85 stores in the last ten years - not because they weren’t successful, but rather because we felt we had a better approach to growth. In the first six months of 2014, we continued to challenge our approach and closed about 20 stores (all but four of these locations were in close proximity to another Fastenal store). In the second quarter of 2014 we took a hard look at our business and identified another 45 stores to close in the second half of 2014 (all but eight of these locations are in close proximity to another Fastenal store). During the second half of 2014, we identified some additional stores for closure and closed about 52 stores in total. Several items we think are noteworthy: the group of stores we identified for closure in the second half of 2014 was profitable in the first quarter of 2014 (our analysis measurement period); those stores operated with average sales of about $36 thousand per month. We chose to close this group because we felt this was simply a better approach to growing our business profitably.
There is a short-term price for closing these stores; and, since we believe we will maintain the vast majority of the sales associated with these locations and since most of the impacted employees have a nearby store from which to operate, the price primarily relates to the future commitments related to the leased locations. During the second quarter of 2014, we recorded the impaired future costs related to these commitments. The expense was not material as these locations have relatively short lease commitments and minimal leasehold improvements. We use the term closed; however, we consider them to be consolidated into another location since the vast majority are in close proximity to another store. During the first three months of 2015, we closed thirteen stores.
During the years, our expanding footprint has provided us with greater access to more customers, and we have continued to diversify our growth drivers. This was done to provide existing store personnel with more tools to grow their business organically, and the results of this are reflected in our earlier discussion on sales growth at stores opened greater than five years. In the early 1990's, we began to expand our product lines beyond primarily fasteners, and we added new product knowledge to our bench (the non-fastener products now represent about 60% of our sales). This was our first big effort to diversify our growth drivers. The next step began in the mid to late 1990's when we began to add sales personnel with certain specialties or focus. This began with our National Accounts group in 1995, and, over time, has expanded to include individuals dedicated to: (1) sales related to our internal manufacturing division, (2) government sales, (3) internet sales, (4) construction, (5) specific products (most recently metalworking), and (6) FAST Solutions® (industrial vending). Another step occurred at our sales locations (this includes Fastenal stores as well as strategic account stores and in-plant locations) and at our distribution centers, and began with a targeted merchandising and inventory placement strategy that included our 'Customer Service Project' approximately thirteen years ago and our 'Master Stocking Hub' initiative approximately eight years ago. These strategies allowed us to better target where to stock certain products (local store, regional distribution center, master stocking hub, or supplier) and allowed us to improve our fulfillment, lower our freight costs, and improve our ability to serve a broader range of customers. During 2013 and 2014, we expanded our store based inventory offering around select industries (with an emphasis on fasteners, construction products, and safety products) and beginning in the latter half of 2013 we expanded two key employee groups: (1) the number of employees working in our stores and (2) the number of district and regional leaders supporting our stores. To improve the efficiency, accuracy, and capacity of our distribution centers, we made significant investments into distribution automation over the last several years (a majority of our facilities are now automated, and greater than 80% of our picking occurs at an automated distribution center). Finally, our high frequency distribution center, internally known as T-HUB, is now operational to support vending and other high frequency selling activities. The theme that shines through in all these changes is a simple one – invest into and support our sales machine – the local store.
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

The industrial vending information related to contracts signed during each period was as follows:

		Q1	Q2	Q3	Q4	Annual
Device count signed during the period	2015	3,962
	2014	4,025	4,137	4,072	4,108	16,342
	2013	6,568	6,084	4,836	4,226	21,714

'Machine equivalent' count signed during the period	2015	2,916
	2014	2,974	3,179	3,189	3,243	12,585
	2013	4,825	4,505	3,656	3,244	16,230
The industrial vending information related to installed machines at the end of each period was as follows:

		Q1	Q2	Q3	Q4
Device count installed at the end of the period	2015	48,545
	2014	42,153	43,761	45,596	46,855
	2013	32,007	36,452	39,180	40,775

'Machine equivalent' count installed at the end of the	2015	35,997
period	2014	30,326	31,713	33,296	34,529
	2013	22,020	25,512	27,818	29,262
The following table includes some additional statistics regarding our sales and sales growth:

		Q1	Q2	Q3	Q4
Percent of total net sales to customers with	2015	40.5%
industrial vending[1]	2014	37.8%	37.0%	37.8%	39.3%
	2013	27.5%	30.0%	33.3%	36.6%

Daily sales growth to customers with	2015	12.3%
industrial vending[2]	2014	19.7%	20.9%	21.9%	20.0%
	2013	23.9%	18.9%	15.2%	18.7%
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
PROFIT DRIVERS OF OUR BUSINESS
As we state several times in this document, profit is important to us. For a distribution business profit and cash flow go hand in hand, and this cash flow funds our growth; creates value for our customers, our employees, our suppliers, and our shareholders; and provides us with short-term and long-term flexibility. Over time, we grow our profits by continuously working to grow sales and to improve our relative profitability. We achieve our improvements in relative profitability by improving our relative gross profit, by structurally lowering our operating expenses, or both.
We also grow our profits by allowing our inherent profitability to shine through - we refer to this as the 'pathway to profit'. The distinction is important. The ‘pathway to profit’ to which we refer is merely the natural ‘per store’ leverage that occurs as the average net sales per month of a store increases. There are two diverging trends that occur as a store grows; first, the gross profit percentage at a store generally declines and, second, our operating and administrative expenses as a percentage of sales generally improve. The expense improvement starts on day one, the gross profit decline typically occurs when the average sales at a store move above $100 thousand per month. Fortunately, the expense improvements typically far outweigh the gross profit declines.
The best way to appreciate this dynamic is to look at the cost components of our business. The cost components of a store include the following: (1) cost of goods and (2) operating and administrative expenses. The operating and administrative expenses can be further split into (listed by relative size): (1) people costs (base pay, incentive pay, benefits, training, and payroll related taxes), (2) occupancy costs (facility expenses such as rent, property taxes, repairs, and depreciation on owned facilities, as well as utility costs, equipment expenses, and vending machine related expenses), and (3) ‘all other’ expenses. The largest component of the last category being the vehicles needed in each store to support selling activities.
The first component, costs of goods, is directly related to sales and fluctuations in sales. However, it is also heavily influenced by product and customer mix. Because of this influence, our gross profit (the residual of net sales after deducting the related cost of goods), when stated as a percentage of net sales, generally declines as the average monthly net sales of a store increases. This is due to the mix impact of larger customers.
The second component, operating and administrative expenses, does just the opposite, it generally improves as a percentage of net sales. This is due to the fixed nature of our ‘open for business’ expenses and the attractive incremental profit margin typically realized in our remaining variable expenses. The ‘open for business’ expenses are merely the expenses needed to ‘just keep the front door open’, and they relate to a base staffing level, a base facility cost, and base vehicle costs. These expenses do not generate a profit; however, they create the opportunity for future success (and expenses) that will generate profits. This future success generates a good profit and return, and drives our ‘pathway to profit’.

STATEMENT OF EARNINGS INFORMATION (percentage of net sales) for the periods ended March 31:

	Three-month Period
	2015	2014
Net sales	100.0%	100.0%
Gross profit	50.8%	51.2%
Operating and administrative expenses	29.4%	30.8%
Gain on sale of property and equipment	0.0%	0.0%
Operating income	21.4%	20.4%
Net interest income (expense)	0.0%	0.0%
Earnings before income taxes	21.4%	20.4%

Note – Amounts may not foot due to rounding difference.
Gross profit – The gross profit percentage in the first, second, third, and fourth quarters was as follows:

	Q1	Q2	Q3	Q4
2015	50.8%
2014	51.2%	50.8%	50.8%	50.5%
2013	52.3%	52.2%	51.7%	50.6%
Based on our current mix of store sizes, products, geographies, end markets, and end market uses (such as industrial production business versus maintenance business), we believe a normal gross profit of our business is around 51%. However, we would expect this percentage to decline as our average store size grows (see discussion earlier under 'Profit Drivers of our Business' and below).
Historically, our short term gross profit percentages fluctuate due to impacts related to (1) transactional gross profit (either related to product and customer mix or to freight), (2) organizational gross profit (sourcing strength that can occur as we leverage buying scale and efficiency), and (3) supplier incentive gross profit (impacts from supplier volume allowances). In the short-term, periods of inflation or deflation can influence the first two categories, while sudden changes in business volume can influence the third. The transactional gross profit, our most meaningful component, is heavily influenced by our store-based compensation programs, which are directly linked to sales growth and gross profit, and incentivize our employees to improve both.
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
Gross profit as a percentage of net sales decreased in the first quarter of 2015 from the first quarter of 2014. This decrease centered on transactional impacts driven by changes in product and customer mix.
Operating and administrative expenses - decreased as a percentage of net sales in the first quarter of 2015 versus the first quarter of 2014.
Historically, our two largest components of operating and administrative expenses have consisted of employee related expenses (approximately 65% to 70%) and occupancy related expenses (approximately 15% to 20%). The remaining expenses cover a variety of items with selling transportation typically being the largest.
The three largest components of operating and administrative expenses grew or contracted as follows for the periods ended March 31 (compared to the same period in the preceding year):

	Three-month Period
	2015	2014
Employee related expenses	6.5%	6.4%
Occupancy related expenses	7.0%	8.6%
Selling transportation costs	-20.0%	17.5%
Employee related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. For the first quarter of 2015, when compared to the first quarter of 2014, our performance bonuses and commissions grew, as well as our profit sharing contribution, due to our expanding profit growth from the past year. These factors, combined with an increase in full-time equivalent headcount (see table below), caused employee related expenses to grow and were partially offset by a focused reduction in overtime hours paid. For the first quarter of 2014, when compared to the first quarter of 2013, (1) our performance bonuses were lower due to modest earnings growth from the past year, (2) our industrial vending bonuses declined, and (3) our profit sharing contribution contracted. Nonetheless, total employee related expenses for the quarter grew due to (1) an increase in full-time equivalent headcount (see table below) and (2) nominal growth in our sales commissions.
On average, the full-time equivalent headcount grew as follows for the periods ended March 31 (compared to the same period in the preceding year):

	Three-month Period
	2015	2014
Store based	2.1%	15.0%
Total selling (includes store)	2.6%	14.5%
Distribution	7.4%	14.1%
Manufacturing	0.0%	9.2%
Total headcount	3.4%	13.8%
Occupancy related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our stores and distribution locations, and (4) FAST Solutions® (industrial vending) equipment (we consider the vending equipment to be a logical extension of our store operation and classify the expense as occupancy). The increase in the first quarter of 2015, when compared to 2014, was driven by (1) an increase in the amount of FAST Solutions® (industrial vending) equipment as discussed earlier in this document, and (2) an increased investment in our distribution infrastructure over the last several years, primarily related to automation. This increase was partially offset by a reduction in utility costs at store locations. The increase in the first quarter of 2014, when compared to the first quarter of 2013, was driven by (1) an increase in the amount of FAST Solutions® (industrial vending) equipment as discussed earlier in this document, (2) an increase in building utility cost due to a severe winter in January and February 2014, (3) a nominal increase in the number of store locations, and (4) an increased investment in our distribution infrastructure over the last several years, primarily related to automation. Two noteworthy components were industrial vending and utilities. The vending component represented 37% of the increase, while utilities represented 22% of the increase.
Our selling transportation costs consist primarily of our store fleet as most of the distribution fleet costs are included in the cost of sales. The decrease in the first quarter of 2015, when compared to 2014, was driven by the decline in fuel costs, which was partially offset by the increase in store headcount and the reduction in mileage per gallon associated with severe winter driving conditions. The dramatic increase in the first quarter of 2014, when compared to the first quarter of 2013, was driven by the increase in store headcount and the reduction in mileage per gallon associated with winter driving conditions.
The last several years have seen some variation in the cost of diesel fuel and gasoline – During the first quarter of 2015, our total vehicle fuel costs were approximately $8.8 million. During the first, second, third, and fourth quarters of 2014, our total vehicle fuel costs were approximately $11.9, $12.5, $11.5, and $9.5 million, respectively. The changes resulted from variations in fuel costs, variations in the service levels provided to our stores from our distribution centers, changes in the number of vehicles at our store locations, changes in the number of other sales centered vehicles as a result of store openings and the expansion of our non-store sales force, and changes in driving conditions. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of sales and the fuel utilized in our store delivery and other sales centered vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50:50 between distribution and store and other sales centered use).
Income taxes – Income taxes, as a percentage of earnings before income taxes, were approximately 37.3% and 37.4%, respectively, for each of the first quarters of 2015 and 2014. As our international business and profits grow over time, the lower income tax rates in those jurisdictions, relative to the United States, have begun to lower our effective tax rate.
OPERATIONAL WORKING CAPITAL
The year-over-year comparison and the related dollar and percentage changes related to accounts receivable and inventories were as follows:

	Balance at March 31:			Twelve Month Dollar Change		Twelve Month Percentage Change
	2015	2014	2013	2015	2014	2015	2014
Accounts receivable, net	$521,094	473,181	418,733	47,913	54,448	10.1%	13.0%
Inventories	867,922	793,987	700,484	73,935	93,503	9.3%	13.3%
Operational working capital[1]	$1,389,016	1,267,168	1,119,217	121,848	147,951	9.6%	13.2%

Sales in last two months	$639,843	583,324	531,460	56,519	51,864	9.7%	9.8%
1 For purposes of this discussion, we are defining operational working capital as accounts receivable, net and inventories.
The growth in net accounts receivable noted above was driven by our sales growth in the final two months of the period. The strong growth in recent years of our international business and of our large customer accounts has created meaningful difficulty with managing the growth of accounts receivable relative to the growth in sales.
Our growth in inventory balances over time does not have as direct a relationship to our monthly sales patterns as does our growth in accounts receivable. This is impacted by other aspects of our business. For example, the dramatic economic slowdown in late 2008 and early 2009 caused our inventory to spike. This occurred because the lead time for inventory procurement is typically longer than the visibility we have into future monthly sales patterns. Over the last decade, we increased our relative inventory levels due to the following: (1) new store openings, (2) expanded stocking breadth at distribution centers (for example, our master stocking hub in Indianapolis expanded its product breadth over six fold from 2005 to 2011), (3) expanded direct sourcing, (4) expanded exclusive brands (private label), (5) expanded industrial vending solutions, (6) national accounts growth, (7) international growth, and (8) expanded stocking breadth at individual stores. While all of these items impacted both 2015 and 2014, items (3) through (8) had the greatest impact.

BALANCE SHEET AND CASH FLOW
Our balance sheet continues to be very strong and our operations have good cash generating characteristics. During the first quarter of 2015, we generated $180,105 (or 141.1% of net earnings) of operating cash flow. Our first quarter typically has stronger cash flow characteristics due to the timing of tax payments; this benefit reverses itself in the second, third, and fourth quarters as income tax payments go out in April, June, September, and December. The remaining amounts of cash flow from operating activities are largely linked to the pure dynamics of a distribution business and its strong correlation to working capital as discussed above. During 2014, and the first quarter of 2015, we incurred some short-term debt to fund capital expenditures, purchases of our common stock, and dividends. This was expected and is expected to continue in 2015.
Our dividends (per share basis) were as follows in 2015 and 2014:

	2015		2014
First quarter	$0.28		$0.25
Second quarter	0.28	*	0.25
Third quarter			0.25
Fourth quarter			0.25
Total	$0.56		$1.00
*The second quarter dividend was declared on April 13, 2015, and is payable on May 26, 2015 to shareholders of record at the close of business on April 28, 2015.
STOCK PURCHASES
During the first quarters of 2015 and 2014, we purchased 2,000,000 and 200,000 shares respectively, of our common stock at an average price of approximately $40.93 and $44.24 per share, respectively. Because we had exhausted our existing stock purchase authorization during the first quarter of 2015, on March 26, 2015 our board of directors authorized us to purchase up to 4,000,000 additional shares of our common stock. To date, no shares of common stock have been purchased under this new authority.
CRITICAL ACCOUNTING POLICIES:
A discussion of the critical accounting policies related to accounting estimates is contained in our 2014 annual report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES:
Cash flow activity in dollars and as a percentage of net earnings was as follows:

	Three-month Period
	2015	2014
Net cash provided by operating activities	$180,105	143,298
Net cash used in investing activities	$42,282	31,490
Net cash used in financing activities	$127,180	80,849

Net cash provided by operating activities	141.1%	128.0%
Net cash used in investing activities	33.1%	28.1%
Net cash used in financing activities	99.7%	72.2%
Net cash provided by operating activities increased from the prior year. The increase was driven by growth in net earnings, the decrease in other current assets, increase in accounts payable, and timing of income tax payments. This was partially offset by the cash required to fund our net working capital growth. The components that impact net working capital include: trade accounts receivable changes, inventory changes, and related accounts payable changes.
Net cash used in investing activities changed primarily due to changes in capital expenditures. Property and equipment expenditures in the first three months of 2015 and 2014 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pick-up trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, (6) the expansion of Fastenal’s distribution/trucking fleet, (7) purchases related to FAST Solutions® (industrial vending), and (8) the expansion of distribution capabilities related to automation (including with respect to vending). Of these factors, the items related to industrial vending created the greatest impact to our capital expenditures in 2015, while the items related to industrial vending and distribution automation created the greatest impact to our capital expenditures in 2014. Disposals of property and equipment in both periods consisted of the planned disposition of certain pick-up trucks, semi-tractors, and trailers in the normal course of business.
Cash requirements for property and equipment expenditures were satisfied from net earnings, cash on hand, short-term borrowings, and the proceeds of disposals. We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and from our borrowing capacity.
Net cash used in financing activities consisted of the payment of dividends and the purchases of common stock, with offset related to the proceeds from the exercise of stock options and net advances under our line of credit. During the first three months of 2015 and 2014 we utilized some short-term borrowings.
A discussion of the nature and amount of future cash commitments is contained in our 2014 annual report on Form 10-K.
Certain Risks and Uncertainties – Certain statements contained in this document do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, plan, goal, strive, project, will, potential, momentum, trend, target, normal, and similar words or expressions. Any statement that is not a historical fact, including estimates, projections, future trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, and our strategies, goals, mission, and vision. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers or geographic locations, changes in our average store size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, weak acceptance or adoption of vending technology or increased competition in industrial vending, difficulty in maintaining installation quality as our industrial vending business expands, difficulty in hiring, relocating, training or retaining qualified personnel, failure to accurately predict the number of North American markets able to support stores or to meet store opening goals, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position, changes in tax law, changes in the availability or price of commercial real estate, changes in the nature or price of distribution and other technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks from changes in foreign currency exchange rates, commodity steel pricing, and commodity energy prices and interest rates. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at the end of the period.
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. In 2013, 2014, and the first three months of 2015, we noted some deflation in overall steel pricing. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the first quarter of 2015:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 1-31, 2015	0	$0.00	0	2,000,000
February 1-28, 2015	400,000	$42.31	400,000	1,600,000
March 1-31, 2015	1,600,000	$40.59	1,600,000	4,000,000
Total	2,000,000	$40.93	2,000,000	4,000,000

[1]
On January 14, 2015, our board of directors increased the maximum number of shares of our common stock that may be purchased by us from up to 400,000 shares to up to 2,000,000 shares. All of the purchases described in the table were made pursuant to this authorization. This authorization has been fully utilized and no other purchases may be made under this authorization. On March 26, 2015, our board of directors increased the maximum number of shares of our common stock that may be purchased by us from 0 to 4,000,000 shares. Any future purchases will be made under the March 26, 2015 authorization. This authorization does not have an expiration date.

ITEM 6 — EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended March 31, 2012)

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 8-K dated as of October 15, 2010 (File No. 0-16125))

10.1	Fourth Amendment to Credit Agreement dated as of April 13, 2015 among Fastenal Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from Fastenal Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on April 17, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

/s/ Leland J. Hein
Leland J. Hein
President and Chief Executive Officer
(Duly Authorized Officer)

Date: April 17, 2015	/s/ Daniel L. Florness
Daniel L. Florness
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	(Incorporated by reference)

3.2	Restated By-Laws of Fastenal Company	(Incorporated by reference)

10.1	Fourth Amendment to Credit Agreement dated as of April 13, 2015 among Fastenal Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	Electronically Filed

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed

101.INS	XBRL Instance Document	Electronically Filed

101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically Filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically Filed

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically Filed

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically Filed