Form 10-Q
period 2015-06-30
FASTENAL CO
filed 2015-07-17
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015, or

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at July 13, 2015
Common Stock, par value $.01 per share	290,165,109

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands except share information)

	(Unaudited)
Assets	June 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$121,166	114,496
Trade accounts receivable, net of allowance for doubtful accounts of $12,178 and $12,619, respectively	537,650	462,077
Inventories	876,697	869,224
Deferred income tax assets	20,653	21,765
Other current assets	107,207	115,703
Total current assets	1,663,373	1,583,265

Property and equipment, less accumulated depreciation	805,854	763,889
Other assets, net	11,705	11,948

Total assets	$2,480,932	2,359,102

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit, current	$79,575	90,000
Accounts payable	133,472	103,909
Accrued expenses	182,397	174,002
Income taxes payable	1,132	7,442
Total current liabilities	396,576	375,353

Line of credit, noncurrent	250,425	—
Deferred income tax liabilities	69,947	68,532

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 400,000,000 shares authorized, 290,149,384 and 295,867,844 shares issued and outstanding, respectively	2,902	2,959
Additional paid-in capital	2,934	33,744
Retained earnings	1,781,645	1,886,350
Accumulated other comprehensive loss	(23,497)	(7,836)
Total stockholders' equity	1,763,984	1,915,217
Total liabilities and stockholders' equity	$2,480,932	2,359,102
See accompanying notes to condensed consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Amounts in thousands except earnings per share)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Net sales	$1,951,144	1,826,439	$997,827	949,938

Cost of sales	965,007	895,294	495,740	467,271
Gross profit	986,137	931,145	502,087	482,667

Operating and administrative expenses	557,031	545,859	276,644	276,016
Gain on sale of property and equipment	(498)	(412)	(390)	(196)
Operating income	429,604	385,698	225,833	206,847

Interest income	162	249	63	129
Interest expense	(1,155)	(320)	(797)	(194)

Earnings before income taxes	428,611	385,627	225,099	206,782

Income tax expense	160,648	143,182	84,742	76,268

Net earnings	$267,963	242,445	$140,357	130,514

Basic net earnings per share	$0.91	0.82	$0.48	0.44

Diluted net earnings per share	$0.91	0.82	$0.48	0.44

Basic weighted average shares outstanding	293,192	296,667	291,177	296,691

Diluted weighted average shares outstanding	293,870	297,534	291,830	297,578
See accompanying notes to condensed consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Net earnings	$267,963	242,445	$140,357	130,514
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0 in 2015 and 2014)	(15,661)	549	3,789	5,386
Change in marketable securities (net of tax of $0 in 2015 and 2014)	—	2	—	—
Comprehensive income	$252,302	242,996	$144,146	135,900
See accompanying notes to condensed consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$267,963	242,445
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	39,295	35,190
Gain on sale of property and equipment	(498)	(412)
Bad debt expense	4,806	5,421
Deferred income taxes	2,527	1,100
Stock-based compensation	3,441	3,000
Excess tax benefits from stock-based compensation	(1,274)	(1,488)
Amortization of non-compete agreements	263	263
Changes in operating assets and liabilities:
Trade accounts receivable	(83,552)	(93,420)
Inventories	(12,615)	(34,703)
Other current assets	8,496	(3,021)
Accounts payable	29,563	18,235
Accrued expenses	8,395	18,046
Income taxes	(5,036)	31,707
Other	(620)	566
Net cash provided by operating activities	261,154	222,929

Cash flows from investing activities:
Purchases of property and equipment	(88,020)	(97,560)
Proceeds from sale of property and equipment	4,112	2,720
Net increase in marketable securities	—	(2)
Net increase in other assets	(20)	(69)
Net cash used in investing activities	(83,928)	(94,911)

Cash flows from financing activities:
Borrowings under line of credit	790,000	380,000
Payments against line of credit	(550,000)	(310,000)
Proceeds from exercise of stock options	6,911	5,143
Excess tax benefits from stock-based compensation	1,274	1,488
Purchases of common stock	(250,425)	(8,847)
Payments of dividends	(164,736)	(148,353)
Net cash used in financing activities	(166,976)	(80,569)

Effect of exchange rate changes on cash and cash equivalents	(3,580)	(15)

Net increase in cash and cash equivalents	6,670	47,434

Cash and cash equivalents at beginning of period	114,496	58,506

Cash and cash equivalents at end of period	$121,166	105,940

Supplemental disclosure of cash flow information:
Cash paid during each period for interest	$1,155	320
Net cash paid during each period for income taxes	$162,891	99,348
See accompanying notes to condensed consolidated financial statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
June 30, 2015 and 2014
(Unaudited)

(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as the Company, Fastenal, or by terms such as we, our, or us) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in our consolidated financial statements as of and for the year ended December 31, 2014. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

(3) Stockholders’ Equity
Our authorized, issued, and outstanding shares (stated in whole numbers) consist of the following:

	Par Value		June 30, 2015	December 31, 2014	June 30, 2014
Preferred stock	$.01	/share
Shares authorized			5,000,000	5,000,000	5,000,000
Shares issued and outstanding			—	—	—
Common stock	$.01	/share
Shares authorized			400,000,000	400,000,000	400,000,000
Shares issued and outstanding			290,149,384	295,867,844	296,764,444
Dividends
On July 13, 2015, our board of directors declared a dividend of $0.28 per share of common stock. This dividend is to be paid in cash on August 25, 2015 to shareholders of record at the close of business on July 28, 2015. Since 2011, we have paid quarterly dividends. Our board of directors expects to continue paying quarterly dividends, provided the future determination as to payment of dividends will depend on the financial needs of the Company and such other factors as deemed relevant by the board of directors.
The following table presents the dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2015	2014
First quarter	$0.28	0.25
Second quarter	0.28	0.25
Third quarter	0.28	0.25
Fourth quarter		0.25
Total	$0.84	1.00

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
June 30, 2015 and 2014
(Unaudited)

Stock Options

The following tables summarize the details of grants made under our stock option plan that are still outstanding, and the assumptions used to value these grants. All options granted were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	June 30, 2015
Date of Grant				Options Outstanding	Options Exercisable
April 21, 2015	893,220	$42.00	$41.26	880,842	—
April 22, 2014	955,000	$56.00	$50.53	807,500	5,000
April 16, 2013	205,000	$54.00	$49.25	137,500	—
April 17, 2012	1,235,000	$54.00	$49.01	1,060,000	243,750
April 19, 2011	410,000	$35.00	$31.78	268,800	143,800
April 20, 2010	530,000	$30.00	$27.13	226,500	129,000
April 21, 2009	790,000	$27.00	$17.61	303,900	211,400
April 15, 2008	550,000	$27.00	$24.35	161,000	134,750
April 17, 2007	4,380,000	$22.50	$20.15	1,346,840	1,346,840
Total	9,948,220			5,192,882	2,214,540

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
April 21, 2015	1.3%	5.00	2.7%	26.84%	$7.35
April 22, 2014	1.8%	5.00	2.0%	28.55%	$9.57
April 16, 2013	0.7%	5.00	1.6%	37.42%	$12.66
April 17, 2012	0.9%	5.00	1.4%	39.25%	$13.69
April 19, 2011	2.1%	5.00	1.6%	39.33%	$11.20
April 20, 2010	2.6%	5.00	1.5%	39.10%	$8.14
April 21, 2009	1.9%	5.00	1.0%	38.80%	$3.64
April 15, 2008	2.7%	5.00	1.0%	30.93%	$7.75
April 17, 2007	4.6%	4.85	1.0%	31.59%	$5.63
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the six-month periods ended June 30, 2015 and 2014 was $3,441 and $3,000, respectively. Unrecognized compensation expense related to outstanding unvested stock options as of June 30, 2015 was $17,707 and is expected to be recognized over a weighted average period of 5.04 years. Any future changes in estimated forfeitures will impact this amount.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
June 30, 2015 and 2014
(Unaudited)

Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive:

	Six-month Period		Three-month Period
Reconciliation	2015	2014	2015	2014
Basic weighted average shares outstanding	293,191,566	296,666,992	291,176,985	296,691,232
Weighted shares assumed upon exercise of stock options	678,586	867,481	653,152	887,187
Diluted weighted average shares outstanding	293,870,152	297,534,473	291,830,137	297,578,419

	Six-month Period		Three-month Period
Summary of Anti-dilutive Options Excluded	2015	2014	2015	2014
Options to purchase shares of common stock	2,395,247	1,646,892	2,724,639	1,997,363
Weighted average exercise prices of options	$52.97	$54.44	$51.56	$54.72
Any dilutive impact summarized above relates to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive option securities then outstanding.

(4) Income Taxes
Fastenal files income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2012 in the case of United States federal and foreign examinations and 2011 in the case of state and local examinations.
As of June 30, 2015 and 2014, the Company had $4,299 and $3,916, respectively, of liabilities recorded related to gross unrecognized tax benefits. Included in this liability for unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. The Company does not anticipate its total unrecognized tax benefits will change significantly during the next twelve months.

(5) Operating Leases
We lease certain pick-up trucks under operating leases. These leases have a non-cancellable lease term of one year, with renewal options for up to 72 months. The pick-up truck leases include an early buy out clause we generally exercise, thereby giving the leases an effective term of 28-36 months. Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $65,279. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote other than where we have established an accrual for estimated losses, which is immaterial at June 30, 2015. To the extent our fleet contains vehicles we estimate will settle at a gain, such gains on these vehicles will be recognized when we sell the vehicle.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
June 30, 2015 and 2014
(Unaudited)

(6) Commitments and Contingencies
Credit Facilities and Commitments
On May 1, 2015, we entered into a new credit facility agreement and terminated our existing credit facility agreement. The new credit facility agreement provides us with a committed $500,000 unsecured revolving credit facility (the 'Credit Facility'). The Credit Facility includes a committed letter of credit subfacility of $55,000. The commitments under the Credit Facility will expire (and any borrowings outstanding under the Credit Facility will become due and payable) on March 1, 2018. In the next twelve months, we have the ability and intent to repay a portion of the outstanding line of credit obligations using cash; therefore, we have classified this portion of the line of credit as a current liability. Commitments under the Credit Facility are subject to certain financial and negative covenants, and we are currently in compliance with these covenants.
Line of credit obligations and undrawn letters of credit outstanding under the Credit Facility were as follows:

	June 30, 2015	December 31, 2014	June 30, 2014
Line of credit, obligations outstanding	$330,000	90,000	70,000
Less: Line of credit, current	(79,575)	(90,000)	(70,000)
Line of credit, noncurrent	$250,425	—	—

Undrawn letters of credit - face amount	$37,256	37,315	34,411
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to the London Interbank Offered Rate ('LIBOR') for interest periods of various lengths selected by us, plus 0.95%. Based on the interest periods we have chosen, our effective per annum interest rate at June 30, 2015 was approximately 1.1%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our usage of the Credit Facility.

Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2014 annual report on Form 10-K in Note 10 of the Notes to Consolidated Financial Statements. As of June 30, 2015, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.

(7) Subsequent Events
We evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements, with the exception of the dividend disclosed in Note (3) 'Stockholders' Equity'.

(8) New Accounting Pronouncements
There has been no material change in the information regarding new accounting pronouncements disclosed in our 2014 annual report on Form 10-K in Note 13 of the Notes to Consolidated Financial Statements, with the exception of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, issued by the Financial Accounting Standards Board (FASB) in May 2014, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In April 2015, FASB deferred the effective date of the new standard. With this deferral, the new standard is effective for us on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this ASU will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. (Dollar amounts are stated in thousands except for per share amounts and where otherwise noted.)
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
We are a growth centered organization and we constantly strive to make investments into growth drivers of our business. These investments typically center on people. By adding more people we add to our ability to interact with and ‘to serve’ our customers from our local store and to ‘back them up’ in some type of support role. Our goal is to aggressively add the former and to allow efficiency gains to limit the additions of the latter. In recent years this investment has also centered on more FAST Solutions® (industrial vending) devices ‘to serve’ our customers’ needs on a 24 hour / 7 day basis.
The table below summarizes our store employee count and our total employee count at the end of the periods presented. This is intended to demonstrate the energy (or capacity) added. Later in this document we discuss the average full-time equivalent employee count to help explain the expense trends in more detail. The final two items below summarize our investments in FAST Solutions® (industrial vending) devices and in store locations.

				Change Since:
	Q2 2014	Q4 2014	Q2 2015	Q2 2014	Q4 2014
End of period total store employee count	12,074	12,293	13,203	9.4%	7.4%
Change in total store employee count				1,129	910

End of period total employee count	18,135	18,417	19,527	7.7%	6.0%
Change in total employee count				1,392	1,110

FAST Solutions® (industrial vending) machines (installed device count)	43,761	46,855	50,620	15.7%	8.0%
Number of store locations	2,684	2,637	2,616	-2.5%	-0.8%

Several items worth noting with respect to our results:

(1)
During the last twelve months, we have added 1,129 people into our stores with over 80% (or 910 people) of the additions in the first six months of 2015. We stated in January 2015 we would add people in an aggressive fashion during 2015. This is the result.

(2)
The first six months of 2015 were hit hard by a slowdown in our business with customers connected to the oil and gas industry. This connection includes direct industry participants as well as those with a geographic connection. That's the bad news, the good news is that we believe there are signs of stabilization in the last few months.

(3)
Gross profit, during the quarter, was impacted by the added pressure of a continuing change in the mix of customers and products. This was expected and we continued to manage our operating and administrative expenses during this change. A portion of our operating and administrative expense management is structural as an increase in average net sales per store/selling location leverages our fixed costs (a concept we have historically described as the 'Pathway to Profit'). The other portion is great people rising to the challenge by reducing other expenses! Simply put, in the last twelve months we funded all of our headcount expansion by spending less everywhere else. A simple concept, but it takes a focused effort to pull it off.

(4)
This brings us to incremental operating income. Our operating income grew $19.0 million from the second quarter of 2014 to the second quarter of 2015 (increasing from $206.8 million to $225.8 million), and our net sales grew $47.9 million (increasing from $949.9 million to $997.8 million). This results in incremental operating income of 40% ($19.0 million / $47.9 million). Since the first quarter of 2014, excluding this quarter, our quarterly incremental operating income has been in the range of 6% to 32%.

The following sections contain an overview of Sales and Sales Trends and Cash Flow Impact Items which contain a more in-depth discussion of the following:

1.	Sales and sales trends – a recap of our recent sales trends and some insight into the activities with different end markets.

2.	Growth drivers of our business – a recap of how we grow our business.

3.	Profit drivers of our business – a recap of how we increase our profits.

4.	Statement of earnings information – a recap of the components of our income statement.

5.	Cash flow impact items – a recap of the operational working capital utilized in our business, and the related cash flow.
The following is our explanation of our sales growth. The most important thing to note before you read it is to remember Fastenal is several businesses within itself.
First and foremost, we are a fastener distributor. We have been in this business for almost 50 years. We are good at it. We have strong capabilities at sourcing and procurement, at quality control, at logistics, and at local customer service. Each of these capabilities is focused on the customer at the end of the supply chain. Our fastener business represents about 40% of our net sales base. This business is split about 50% production/construction needs and about 50% maintenance needs. The former is a great business, but it can be cyclical because about 75% of our manufacturing customer base is engaged in some type of heavy manufacturing. This population needs the capabilities we bring to the table, but in the last six months this customer base has been contracting its production and therefore its need for fasteners. During this time frame, our fastener product line has seen its daily growth decrease from about 10% in the last six months of 2014 to flat in the second quarter of 2015. Our market share gains continue to be strong, but the contraction from our existing customers has eliminated our growth. It is also worthwhile to note, production fasteners is a sticky business in the short-term as it is expensive and time consuming for our customers to change their supplier relationships.
Secondly, we also have a non-fastener maintenance and supply business. We have actively pursued this business in the last 20 to 25 years, and this non-fastener business currently represents approximately 60% of our net sales base. The capabilities we developed as a fastener distributor, described above, provide a backbone to growing this ‘newer’ business. This backbone was enhanced in the last five years with our added capabilities in industrial vending. Given our local customer service, we have a structural advantage in the industrial vending business. There is more to industrial vending than the device or the financial resources to deploy; we believe the ability to replenish with a local team from an integrated supply chain network (i.e., the 'Team behind the Machine') is critical to the long-term success of this channel. Because of these capabilities, the non-fastener business remains more resilient. Similar to our fastener business, our non-fastener business has weakened in the last six months. During this time frame, our non-fastener product line has seen its daily sales growth decrease from about 18% in the last six months of 2014 to about 9% in the second quarter of 2015. The weak environment has hurt our business, but the 9% growth compared to our end markets continues to demonstrate strong market share gains.
Please read through the detailed Sales and Sales Trends section later in this document for additional insight.
Our gross profit decreased from 50.8% in the second quarter of 2014, to 50.3% in the second quarter of 2015. In other words, for every dollar increase in net sales from the second quarter of 2014 to the second quarter of 2015, we picked up about 41 cents of gross profit. The relationship between sales and gross profit depends on our success within our large account business (an area that is still under-represented in our customer mix). The large account end market produces a below ‘company average’ gross profit; however, as demonstrated this quarter, it leverages our existing network of capabilities and allows us to enjoy strong incremental operating income growth. Our gross profit is also impacted by supplier incentives. With weaker net sales growth and our tight management of inventory levels, the growth of spending with our suppliers is lower; hence, our supplier incentives are reduced. In addition to the year-over-year gross profit change noted earlier, on a sequential basis our gross profit dropped from 50.8% in the first quarter of 2015 to 50.3% in the second quarter of 2015. Supplier incentives represented about half of our gross profit drop since the first quarter of 2015. We view this sequential impact as transitory.
In regards to operating expenses, we added 1,392 people to the Fastenal organization in the last twelve months (about 81% of these people were added to a store or some other type of selling location), and about 80% of these additions came in the last six months. This provided a meaningful increase in our capacity. However, we needed to fund this increased capacity. We did this by (1) reducing our total operating and administrative expenses outside of payroll related costs, and (2) managing our hours worked in a very focused site by site fashion (our headcount grew by 7.7% in the last twelve months, but our average full-time equivalent headcount only grew by 4.4%). These two items allowed us to invest in store personnel and fund that investment in a weak economic environment. Below is a quick recap of our full-time equivalent headcount to supplement the information on page nine of this document:

				Change Since:
	Q2 2014	Q4 2014	Q2 2015	Q2 2014	Q4 2014
Average full-time equivalent store employee count	10,446	10,376	10,887	4.2%	4.9%
Average full-time equivalent employee count	15,427	15,512	16,107	4.4%	3.8%
Note – Full-time equivalent is based on 40 hours per week.
We touched on our industrial vending earlier, but here is a quick recap: During the second quarter of 2015, we signed 5,144 devices (we signed 3,962 devices in the first quarter of 2015), our installed device count on June 30, 2015 was 50,620 (an increase of 15.7% over June 30, 2014), the percent of total net sales to customers with industrial vending was 40.9%, and our daily sales to customers with industrial vending grew 8.6% over the second quarter of 2014.
Finally, some thoughts on capital allocation: During the latter half of 2014 and the first six months of 2015, we have been modifying our capital allocation by buying back some stock. This is in response to several factors. The first centers on our external valuation. Our relative stock valuation has weakened over the last several years, which prompted us to reassess our cash deployment. To this end, we have spent approximately $295 million buying back stock in the last twelve months and have repurchased approximately 2.4% of our outstanding shares from the start of this time frame. We are mindful of our shareholders’ expectations relative to our dividend paying history and have primarily funded this buyback with debt. Over the last three to four years, we had dramatically increased our capital expenditures, relative to our net earnings, for the rapid deployment of distribution automation and industrial vending. These investments will continue in the future; however, we expect capital expenditures, relative to our net earnings, will moderate and will allow us to continue to fund our cash needs. Please read through the detailed Cash Flow Impact Items section, and the Condensed Consolidated Statements of Cash Flows later in this document for additional insight.
Historically, we have always been quick to point out the positives and negatives of our business. We believe the operating income growth we achieved, despite the weak business environment, was meaningful. We were also pleased to hit the milestone of 50,000 installed industrial vending devices. Congratulations to the Fastenal Team.
SALES AND SALES TRENDS
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
The concept of growth is simple, find more customers every day and increase our activity with them. However, execution is hard work. First, we recruit service minded individuals to support our customers and their business. Second, we operate in a decentralized fashion to help identify the greatest value for our customers. Third, we have a great team behind the store to operate efficiently and to help identify new business solutions. Fourth, we do these things every day. Finally, we strive to generate strong profits; these profits produce the cash flow necessary to fund the growth and to support the needs of our customers.

SALES GROWTH
Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
Net sales and growth rates in net sales were as follows:

	Six-month Period		Three-month Period
	2015	2014	2015	2014
Net sales	$1,951,144	1,826,439	997,827	949,938
Percentage change	6.8%	10.4%	5.0%	12.1%
Business days	127	127	64	64
Daily sales	$15,363	14,381	15,591	14,843
Daily sales growth rate	6.8%	10.4%	5.0%	12.1%
Impact of currency fluctuations (primarily Canada)	-1.0%	-0.5%	-1.0%	-0.4%
The increase in net sales in the periods noted for 2015 and 2014 came primarily from higher unit sales. Net sales were impacted by minimal price changes in our non-fastener products and some price deflation in our fastener products, but the net impact was a drag on growth. Our growth in net sales was not meaningfully impacted by the introduction of new products or services, with one exception. Over the last several years, our FAST Solutions® (industrial vending) initiative has stimulated faster growth with a subset of our customers. The higher unit sales resulted primarily from increases in sales at older store locations (discussed below) and to a lesser degree the opening of new store locations in the last several years. The impact of change in currencies in foreign countries (primarily Canada) relative to the United States dollar is noted in the table above.
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

	Six-month Period		Three-month Period
	2015	2014	2015	2014
Store Age
Opened greater than 2 years	6.1%	9.1%	4.4%	10.7%
Opened greater than 5 years	6.0%	8.3%	4.5%	10.0%
Opened greater than 10 years	6.0%	7.6%	4.6%	9.4%
Note: The age groups above are measured as of the last day of each respective calendar year.
SALES BY PRODUCT LINE:
The mix of sales from the original fastener product line and from the other product lines was as follows:

	Six-month Period		Three-month Period
	2015	2014	2015	2014
Fastener product line	38.8%	40.4%	38.7%	40.6%
Other product lines	61.2%	59.6%	61.3%	59.4%
	100.0%	100.0%	100.0%	100.0%

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
Monthly Sales Changes:
All company sales – During the months noted below, all of our selling locations, when combined, had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2015	12.0%	8.6%	5.6%	6.1%	5.3%	3.7%
2014	6.7%	7.7%	11.6%	10.0%	13.5%	12.7%	14.7%	15.0%	12.9%	14.6%	15.3%	17.4%
2013	6.7%	8.2%	5.1%	4.8%	5.3%	6.0%	2.9%	7.2%	5.7%	7.7%	8.2%	6.7%
Stores opened greater than two years – Our stores opened greater than two years (store sites opened as follows: 2015 group – opened 2013 and earlier, 2014 group – opened 2012 and earlier, and 2013 group – opened 2011 and earlier) represent a consistent 'same-store' view of our business. During the months noted below, the stores opened greater than two years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2015	11.2%	7.8%	4.8%	5.4%	4.6%	3.2%
2014	5.5%	6.5%	10.2%	8.4%	12.1%	11.4%	13.4%	14.0%	11.8%	13.5%	14.0%	16.5%
2013	5.0%	6.5%	3.4%	3.1%	3.5%	4.3%	1.4%	5.5%	4.2%	6.1%	6.2%	4.9%
Stores opened greater than five years – The impact of the economy, over time, is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2015 group – opened 2010 and earlier, 2014 group – opened 2009 and earlier, and 2013 group – opened 2008 and earlier). This group, which represented about 90% of our total sales in the first six months of 2015, is more cyclical due to the increased market share they enjoy in their local markets. During the months noted below, the stores opened greater than five years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2015	10.8%	7.2%	4.8%	5.6%	4.6%	3.1%
2014	4.6%	5.4%	9.5%	7.7%	11.5%	10.8%	12.9%	13.4%	11.7%	13.3%	13.6%	16.2%
2013	3.2%	5.6%	2.3%	2.0%	2.7%	3.4%	0.6%	4.7%	3.2%	5.3%	6.1%	4.8%
Summarizing comments – There are three distinct influences to our growth: (1) execution, (2) currency fluctuations, and (3) economic fluctuations. This discussion centers on (2) and (3).
The change in currencies in foreign countries (primarily Canada) relative to the United States dollar impacted our net sales growth over the last several years. During the years 2013 and 2014, it lowered our net sales growth by 0.2% and 0.5%, respectively. In the first six months of 2015, it lowered our net sales growth by 1.0%.
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
In the first six months of 2015, our business weakened (see earlier comments). Similar to 2014, we experienced poor weather in North America; however, the real weakness was economic. The biggest impact came from customers engaged in the oil and gas business, but we also experienced weakness in other industries, as evidenced by the decline in the PMI Index.
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

											Cumulative
											Change from
											Jan. to
	Jan. (1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	June	Oct.
Benchmark	0.8%	2.2%	3.8%	0.4%	3.1%	2.7%	-2.1%	2.5%	3.7%	-1.2%	12.6%	15.9%
2015	-3.6%	-0.1%	4.2%	-2.1%	3.4%	0.9%					6.3%
15Delta	-4.4%	-2.3%	0.4%	-2.5%	0.3%	-1.8%					-6.3%
2014	-1.4%	3.0%	7.1%	-2.6%	4.2%	2.5%	-3.8%	5.8%	1.0%	-1.5%	14.8%	16.2%
14Delta	-2.2%	0.8%	3.3%	-3.0%	1.1%	-0.2%	-1.7%	3.3%	-2.7%	-0.3%	2.2%	0.3%
2013	-0.4%	2.0%	3.4%	-1.1%	1.0%	3.2%	-5.5%	5.5%	2.9%	-2.9%	8.7%	8.2%
13Delta	-1.2%	-0.2%	-0.4%	-1.5%	-2.1%	0.5%	-3.4%	3.0%	-0.8%	-1.7%	-3.9%	-7.7%

(1)	The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.

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
2014
2013

End Market Performance:
Fluctuations in end market business – The sequential trends noted above were directly linked to fluctuations in our end markets. To place this in perspective – approximately 50% of our business has historically been with customers engaged in some type of manufacturing. The daily sales to these customers grew, when compared to the same period in the prior year, as follows:

	Q1	Q2	Q3	Q4	Annual
2015	6.9%	3.8%
2014	9.0%	11.2%	13.7%	13.8%	12.0%
2013	7.0%	5.9%	4.7%	7.2%	6.3%
As indicated earlier, our manufacturing business consists of two subsets: the industrial production business (this is business where we supply products that become part of the finished goods produced by our customers and is sometimes referred to as OEM - original equipment manufacturing) and the maintenance portion (this is business where we supply products that maintain the facility or the equipment of our customers engaged in manufacturing and is sometimes referred to as MRO - maintenance, repair, and other). The industrial business is more fastener centered, while the maintenance portion is represented by all product categories.
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

	Q1	Q2	Q3	Q4	Annual
2015	5.5%	0.0%
2014	1.6%	5.5%	9.9%	11.4%	6.9%
2013	1.7%	1.9%	1.0%	1.9%	1.6%
By contrast, the best way to understand the change in the maintenance portion of the manufacturing business is to examine the results in our non-fastener product lines. From a company perspective, sales of non-fasteners grew, when compared to the same period in the prior year, as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2015	11.7%	9.0%
2014	14.2%	17.1%	17.6%	19.0%	17.2%
2013	10.8%	8.5%	8.9%	12.0%	10.1%
The non-fastener business demonstrated greater relative resilience over the last several years, when compared to our fastener business and to the distribution industry in general, due to our strong FAST Solutions® (industrial vending) program. However, this business was not immune to the impact of a weak industrial environment.
Our non-residential construction customers have historically represented 20% to 25% of our business. The daily sales to these customers grew when compared to the same period in the prior year, as follows:

	Q1	Q2	Q3	Q4	Annual
2015	6.2%	1.6%
2014	2.9%	7.5%	9.3%	12.6%	7.8%
2013	2.9%	0.7%	3.9%	2.8%	2.5%
Our non-residential construction business is heavily influenced by the industrial economy, particularly the energy sector. The volatility and weakness of energy prices has weakened this business, particularly in the last quarter.
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
In our first ten years of being public (1987 to 1997), we opened stores at an annual rate approaching 30% per year. In the next ten years (1997 to 2007), we opened stores at an annual rate of approximately 10% to 15% and, since 2007, at an annual rate of approximately 1% to 8%. We opened 24 stores in 2014, an annual rate of approximately 1%, have opened 8 stores in the first six months of 2015, and currently expect to open approximately 20 stores in total for 2015.
During our almost 50 years of business existence, we have constantly evolved to better serve the market (as is described in the paragraphs below) and have always been willing to challenge our approach. In our first 20 to 25 years, we closed several store locations because we felt the market was insufficient to operate a profitable 'fastener only' business. Every one of those locations was subsequently ‘reopened’ when our business model evolved to serve these markets profitably. During the last 20 to 25 years, we have enjoyed continued success with our store-based model, and we continue to challenge our approach. Based on this approach, we have closed approximately 85 stores in the last ten years - not because they weren’t successful, but rather because we felt we had a better approach to growth. In the first six months of 2014, we continued to challenge our approach and closed about 20 stores (all but four of these locations were in close proximity to another Fastenal store). In the second quarter of 2014, we took a hard look at our business and identified another 45 stores to close in the second half of 2014 (all but eight of these locations are in close proximity to another Fastenal store). During the second half of 2014, we identified some additional stores for closure and closed about 52 stores in total. Several items we think are noteworthy: the group of stores we identified for closure in the second half of 2014 was profitable in the first quarter of 2014 (our analysis measurement period); those stores operated with average sales of about $36 thousand per month. We chose to close this group because we felt this was simply a better approach to growing our business profitably. During the first six months of 2015, we closed 26 stores. Similar to 2014, we chose to close this group of stores because we felt this was simply a better approach. During the third quarter of 2014 (our analysis measurement period), 16 of these 26 stores were profitable.

There is a short-term price for closing these stores; and, since we believe we will maintain the vast majority of the sales associated with these locations and since most of the impacted employees have a nearby store from which to operate, the price primarily relates to the future commitments related to the leased locations. We have recorded the impaired future costs related to these commitments. The related expense was not material as these locations have relatively short lease commitments and minimal leasehold improvements. We use the term closed; however, we consider them to be consolidated into another location since the vast majority are in close proximity to another store.
During the years, our expanding footprint has provided us with greater access to more customers, and we have continued to diversify our growth drivers. This was done to provide existing store personnel with more tools to grow their business organically, and the results of this are reflected in our earlier discussion on sales growth at stores opened greater than five years. In the early 1990's, we began to expand our product lines beyond primarily fasteners, and we added new product knowledge to our bench (the non-fastener products now represent about 60% of our sales). This was our first big effort to diversify our growth drivers. The next step began in the mid to late 1990's when we began to add sales personnel with certain specialties or focus. This began with our National Accounts group in 1995, and, over time, has expanded to include individuals dedicated to: (1) sales related to our internal manufacturing division, (2) government sales, (3) internet sales, (4) construction, (5) specific products (most recently metalworking), and (6) FAST Solutions® (industrial vending). Another step occurred at our sales locations (this includes Fastenal stores as well as strategic account stores and in-plant locations) and at our distribution centers, and began with a targeted merchandising and inventory placement strategy that included our 'Customer Service Project' approximately thirteen years ago and our 'Master Stocking Hub' initiative approximately eight years ago. These strategies allowed us to better target where to stock certain products (local store, regional distribution center, master stocking hub, or supplier) and allowed us to improve our fulfillment, lower our freight costs, and improve our ability to serve a broader range of customers. During 2013 and 2014, we expanded our store based inventory offering around select industries (with an emphasis on fasteners, construction products, and safety products) and beginning in the latter half of 2013 we expanded two key employee groups: (1) the number of employees working in our stores and (2) the number of district and regional leaders supporting our stores. To improve the efficiency, accuracy, and capacity of our distribution centers, we made significant investments into distribution automation over the last several years (a majority of our facilities are now automated, and greater than 80% of our picking occurs at an automated distribution center). Finally, we also added a high frequency distribution center, internally known as T-HUB, to support vending and other high frequency selling activities. The theme that shines through in all these changes is a simple one – invest into and support our sales machine – the local store.
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
Our expanded industrial vending portfolio consists of 20 different vending devices, with the FAST 5000 device, our helix based machine (think candy machine), representing approximately 40% of the installed machines. We have learned much about these devices over the last several years and currently have target monthly revenue ranging from under $1,000 to in excess of $3,000 per device. The following two tables provide two views of our data: (1) actual device count regardless of the type of machine and (2) ‘machine equivalent' count based on the weighted target monthly revenue of each device (compared to the FAST 5000 device, which has a $2,000 monthly revenue target). For example, the 12-door locker, with target monthly revenue of $750, would be counted as ‘0.375 machine equivalent’ (0.375 = $750/$2,000).

The industrial vending information related to contracts signed during each period was as follows:

		Q1	Q2	Q3	Q4	Annual
Device count signed during the period	2015	3,962	5,144
	2014	4,025	4,137	4,072	4,108	16,342
	2013	6,568	6,084	4,836	4,226	21,714

'Machine equivalent' count signed during the period	2015	2,916	3,931
	2014	2,974	3,179	3,189	3,243	12,585
	2013	4,825	4,505	3,656	3,244	16,230
The industrial vending information related to installed machines at the end of each period was as follows:

		Q1	Q2	Q3	Q4
Device count installed at the end of the period	2015	48,545	50,620
	2014	42,153	43,761	45,596	46,855
	2013	32,007	36,452	39,180	40,775

'Machine equivalent' count installed at the end of the	2015	35,997	37,714
period	2014	30,326	31,713	33,296	34,529
	2013	22,020	25,512	27,818	29,262
The following table includes some additional statistics regarding our sales and sales growth:

		Q1	Q2	Q3	Q4
Percent of total net sales to customers with	2015	40.5%	40.9%
industrial vending[1]	2014	37.8%	37.0%	37.8%	39.3%
	2013	27.5%	30.0%	33.3%	36.6%

Daily sales growth to customers with	2015	12.3%	8.6%
industrial vending[2]	2014	19.7%	20.9%	21.9%	20.0%
	2013	23.9%	18.9%	15.2%	18.7%
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
PROFIT DRIVERS OF OUR BUSINESS
As we state several times in this document, profit is important to us. For a distribution business profit and cash flow go hand in hand, and this cash flow funds our growth; creates value for our customers, our employees, our suppliers, and our shareholders; and provides us with short-term and long-term flexibility. Over time, we grow our profits by continuously working to grow sales and to improve our relative profitability. We achieve our improvements in relative profitability by improving our relative gross profit, by structurally lowering our operating and administrative expenses, or both.
We also grow our profits by allowing our inherent profitability to shine through - we refer to this as the 'pathway to profit'. The distinction is important. The ‘pathway to profit’ to which we refer is merely the natural ‘per store’ leverage that occurs as the average net sales per month of a store increases. There are two diverging trends that occur as a store grows; first, the gross profit percentage at a store generally declines and, second, our operating and administrative expenses as a percentage of sales generally improve. The expense improvement starts on day one, the gross profit percentage decline typically occurs when the average sales at a store move above $100 thousand per month. Fortunately, the expense improvements typically far outweigh the gross profit percentage declines.
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

STATEMENT OF EARNINGS INFORMATION (percentage of net sales) for the periods ended June 30:

	Six-month Period		Three-month Period
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	50.5%	51.0%	50.3%	50.8%
Operating and administrative expenses	28.6%	29.9%	27.7%	29.1%
Gain on sale of property and equipment	0.0%	0.0%	0.0%	0.0%
Operating income	22.0%	21.1%	22.6%	21.8%
Net interest income (expense)	-0.1%	0.0%	-0.1%	0.0%
Earnings before income taxes	22.0%	21.1%	22.6%	21.8%

Note – Amounts may not foot due to rounding difference.
Gross profit – The gross profit percentage in the first, second, third, and fourth quarters was as follows:

	Q1	Q2	Q3	Q4
2015	50.8%	50.3%
2014	51.2%	50.8%	50.8%	50.5%
2013	52.3%	52.2%	51.7%	50.6%
Over the last several years our gross profit has fluctuated due to our mix of store sizes, customer sizes, products, geographies, end markets, and end market uses (such as industrial production business versus maintenance business). We have previously indicated a short-term expectation for gross profit of around 51%; however, we would expect this percentage to decline over time as our average store size grows (see discussion earlier under 'Profit Drivers of our Business' and below). As stated below, this structural gross profit change centers primarily on customer mix and, to a lesser degree, product mix. However, as discussed in the operating and administrative expenses section below, we would expect this structural change to improve operating and administrative expenses as a percentage of net sales, as was evident this quarter.
Ignoring the long-term trend just noted, our short-term gross profit percentages historically fluctuate due to impacts related to (1) transactional gross profit (either related to product and customer mix or to freight), (2) organizational gross profit (sourcing strength that can occur as we leverage buying scale and efficiency), and (3) supplier incentive gross profit (impacts from supplier volume allowances). In the short-term, periods of inflation or deflation can influence the first two categories, while sudden changes in business volume can influence the third (as we experienced in the second quarter of 2015 when reduced supplier incentives contributed to about half of our gross profit drop since the first quarter of 2015). The transactional gross profit, our most meaningful component, is heavily influenced by our store-based compensation programs, which are directly linked to sales growth and gross profit, and incentivize our employees to improve both.

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
Our gross profit, as a percentage of net sales, decreased in the first six months of 2015 when compared to the first six months of 2014. This decrease centered on transactional impacts driven by changes in product and customer mix, as well as a reduction in supplier incentives as discussed earlier in this document. Our gross profit, as a percentage of net sales, also decreased in the second quarter of 2015 when compared to the second quarter of 2014 for similar reasons.
Operating and administrative expenses - decreased as a percentage of net sales in both the six month period and in the second quarter of 2015 versus same periods of 2014.
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
The three largest components of operating and administrative expenses grew or contracted as follows for the periods ended June 30 (compared to the same period in the preceding year):

	Six-month Period		Three-month Period
	2015	2014	2015	2014
Employee related expenses	3.6%	9.3%	0.9%	12.2%
Occupancy related expenses	5.4%	8.9%	3.7%	9.2%
Selling transportation costs	-20.4%	16.7%	-20.7%	15.9%
Employee related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. For the first six months of 2015, when compared to the first six months of 2014, our performance bonuses and commissions grew, as well as our profit sharing contribution, primarily due to our expanding growth in operating income in the first quarter of 2015 versus the first quarter of 2014. These factors, combined with an increase in full-time equivalent headcount (see table below), caused employee related expenses to grow, and were partially offset by a reduction in health care costs and by a focused reduction in overtime hours paid. The increase in the second quarter of 2015, when compared to the second quarter of 2014, was driven by the same factors as the six month period. For the first six months of 2014, when compared to the first six months of 2013, (1) our performance bonuses and commissions grew due to our expanding sales growth from the prior year, (2) our profit sharing contribution contracted due to lower relative profitability, and (3) our health care costs grew. These factors, combined with a 14.4% increase in full-time equivalent headcount, caused employee related costs to grow. Employee related expenses in the second quarter of 2014, when compared to 2013, grew for similar reasons; the noteworthy differences being a greater growth in bonuses and commissions as well as a 15.0% increase in full-time equivalent headcount.
On average, the full-time equivalent headcount grew as follows for the periods ended June 30 (compared to the same period in the preceding year):

	Six-month Period		Three-month Period
	2015	2014	2015	2014
Store based	3.2%	15.9%	4.2%	16.8%
Total selling (includes store)	3.4%	15.2%	4.2%	15.9%
Distribution	6.8%	14.4%	6.3%	14.6%
Manufacturing	-0.4%	10.7%	-0.7%	12.2%
Administrative	6.4%	8.3%	6.2%	7.8%
Total headcount	3.9%	14.4%	4.4%	15.0%

Occupancy related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our stores and distribution locations, and (4) FAST Solutions® (industrial vending) equipment (we consider the vending equipment to be a logical extension of our store operation and classify the expense as occupancy). The increase in the first six months of 2015, when compared to the first six months of 2014, was driven by (1) an increase in the amount of FAST Solutions® (industrial vending) equipment as discussed earlier in this document, and (2) an increased investment in our distribution infrastructure over the last several years, primarily related to automation. This increase was partially offset by a reduction in utility costs at store locations and by the impact of an accrual related to closed and closing store locations in 2014. The increase in the second quarter of 2015, when compared to the second quarter of 2014, was driven by the same factors as the six month period. The increase in the first six months of 2014, when compared to the first six months of 2013, was driven by (1) an increase in the amount of FAST Solutions® (industrial vending) equipment as discussed earlier in this document, (2) an increase in building utility costs due to a severe winter in January and February 2014, (3) a nominal increase in the number of store locations, (4) an increased investment in our distribution infrastructure over the last several years, primarily related to automation, and (5) an accrual related to closed and closing store locations. The increase in the second quarter of 2014, when compared to the second quarter of 2013, was driven by the same factors as the six month period except for the winter component.
Our selling transportation costs consist primarily of our store fleet as most of the distribution fleet costs are included in the cost of sales. The decrease in the first six months of 2015, when compared to the first six months of 2014, was driven by the decline in fuel costs (see discussion below) and an increase in gains on the sales of our leased vehicles, which was partially offset by the increase in store headcount and the reduction in mileage per gallon associated with severe winter driving conditions. The decrease in the second quarter of 2015, when compared to the second quarter of 2014, was driven by the same factors as the six month period except for the winter component. The increase in the first six months of 2014, when compared to the first six months of 2013, was driven by the increase in store headcount and the reduction in mileage per gallon associated with winter driving conditions. The increase in the second quarter of 2014, when compared to the second quarter of 2013, was driven by the same factors as the six month period except for the winter component.
The last several years have seen some variation in the cost of diesel fuel and gasoline – During the first and second quarters of 2015, our total vehicle fuel costs were approximately $8.8 million and $9.1 million, respectively. During the first, second, third, and fourth quarters of 2014, our total vehicle fuel costs were approximately $11.9, $12.5, $11.5, and $9.5 million, respectively. The changes resulted from variations in fuel costs, variations in the service levels provided to our stores from our distribution centers, changes in the number of vehicles at our store locations, changes in the number of other sales centered vehicles as a result of store openings and the expansion of our non-store sales force, and changes in driving conditions. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of sales and the fuel utilized in our store delivery and other sales centered vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50:50 between distribution and store and other sales centered use).
Income taxes – Income taxes, as a percentage of earnings before income taxes, were approximately 37.5% and 37.1%, respectively, for each of the first six months of 2015 and 2014. As our international business and profits grow over time, the lower income tax rates in those jurisdictions, relative to the United States, reduce our effective tax rate. The increase in the first six months of 2015, when compared to the first six months of 2014, was driven by the expiration of federal tax credits in 2015, an increase in valuation allowances on deferred tax assets, and a reduction to the reserve for uncertain tax positions, due to a statute of limitations lapse, which occurred in the first quarter of 2014.

CASH FLOW IMPACT ITEMS
As indicated earlier, we included this section to provide some added insight into the items that impact our cash flow.
OPERATIONAL WORKING CAPITAL
The year-over-year comparison and the related dollar and percentage changes related to accounts receivable and inventories were as follows:

	Balance at June 30:			Twelve-month Dollar Change		Twelve-month Percentage Change
	2015	2014	2013	2015	2014	2015	2014
Accounts receivable, net	$537,650	502,330	436,452	35,320	65,878	7.0%	15.1%
Inventories	876,697	818,771	725,107	57,926	93,664	7.1%	12.9%
Operational working capital(1)	$1,414,347	1,321,101	1,161,559	93,246	159,542	7.1%	13.7%

Sales in last two months	$663,356	634,790	560,974	28,566	73,816	4.5%	13.2%
(1) For purposes of this discussion, we are defining operational working capital as accounts receivable, net and inventories.
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
BALANCE SHEET AND CASH FLOW
Our balance sheet continues to be very strong and our operations have good cash generating characteristics. During the second quarter of 2015, we generated $81,049 (or 57.7% of net earnings) of operating cash flow (this was 61.0% in the same period in 2014); year-to-date, we generated $261,154 (or 97.5% of net earnings) of operating cash flow (this was 92.0% in the same period in 2014). Our first quarter typically has stronger cash flow characteristics due to the timing of tax payments; this benefit reverses itself in the second, third, and fourth quarters as income tax payments go out in April, June, September, and December. The remaining amounts of cash flow from operating activities are largely linked to the pure dynamics of a distribution business and its strong correlation to working capital as discussed above. During 2014, and the first six months of 2015, we incurred some debt to fund capital expenditures, purchases of our common stock, and payments of dividends as further discussed earlier in this document. This was expected and is expected to continue in 2015.
Our dividends (per share basis) were as follows in 2015 and 2014:

	2015		2014
First quarter	$0.28		$0.25
Second quarter	0.28		0.25
Third quarter	0.28	*	0.25
Fourth quarter			0.25
Total	$0.84		$1.00
*The third quarter dividend was declared on July 13, 2015, and is payable on August 25, 2015 to shareholders of record at the close of business on July 28, 2015.

STOCK PURCHASES
During the first and second quarters of 2015, we purchased 2,000,000 and 4,000,000 shares respectively, of our common stock at an average price of approximately $40.93 and $42.14 per share, respectively. During 2014, we purchased a total of 1,200,000 shares of our common stock at an average price of $44.12 per share. We currently have authority to purchase up to an additional 4,000,000 shares of our common stock.
CRITICAL ACCOUNTING POLICIES:
A discussion of the critical accounting policies related to accounting estimates is contained in our 2014 annual report on Form 10-K, and in Note 8 to the 'Notes to Condensed Consolidated Financial Statements' in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES:
Cash flow activity in dollars and as a percentage of net earnings was as follows:

	Six-month Period
	2015	2014
Net cash provided by operating activities	$261,154	222,929
Net cash used in investing activities	$83,928	94,911
Net cash used in financing activities	$166,976	80,569

Net cash provided by operating activities	97.5%	92.0%
Net cash used in investing activities	31.3%	39.1%
Net cash used in financing activities	62.3%	33.2%
Net cash provided by operating activities increased from the prior year. The increase was driven by growth in net earnings, the decrease in other current assets, and the increase in accounts payable. This was partially offset by the timing of income tax payments, and the cash required to fund our net working capital growth, which includes trade accounts receivable and inventory changes.
Net cash used in investing activities changed primarily due to changes in capital expenditures. Property and equipment expenditures in the first six months of 2015 and 2014 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pick-up trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, (6) the expansion of Fastenal’s distribution/trucking fleet, (7) purchases related to FAST Solutions® (industrial vending), and (8) the expansion of distribution capabilities related to automation (including with respect to vending). Of these factors, the items related to industrial vending created the greatest impact to our capital expenditures in 2015, while the items related to industrial vending and distribution automation created the greatest impact to our capital expenditures in 2014. Disposals of property and equipment in both periods consisted of the planned disposition of certain pick-up trucks, semi-tractors, and trailers in the normal course of business.
Cash requirements for property and equipment expenditures were satisfied from net earnings, cash on hand, short-term borrowings, and the proceeds of disposals. We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and from our borrowing capacity.
Net cash used in financing activities consisted of the payments of dividends and purchases of our common stock, partially offset by the proceeds from the exercise of stock options. During the first six months of 2015 and 2014, we utilized borrowings to fund certain needs including borrowings in the first six months of 2015 to fund the increased purchases of our common stock.
Cash Commitments – A discussion of the nature and amount of future cash commitments, other than under our revolving credit facility, is contained in our 2014 annual report on Form 10-K.  That portion of the debt outstanding under our revolving credit facility classified as long-term, and the maturity of that debt, is described earlier in Note 6 to the ‘Notes to Condensed Consolidated Financial Statements’.
Unremitted Foreign Earnings – Approximately $87 million of cash and cash equivalents are held by non-U.S. subsidiaries. These funds may create foreign currency transaction gains or losses depending on the functional currency of the entity holding the cash. There are no significant restrictions that would preclude us from bringing these funds back to the U.S. The income tax impact of repatriating cash associated with certain undistributed earnings is discussed in our most recently filed annual report on Form 10-K under Note 7 to the ‘Notes to Consolidated Financial Statements’. There has been no material changes in unremitted earnings in the form of cash.
Certain Risks and Uncertainties – Certain statements contained in this document do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, plan, goal, strive, project, will, potential, momentum, trend, target, normal, view, and similar words or expressions. Any statement that is not a historical fact, including estimates, projections, future trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, and our strategies, goals, mission, and vision. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers or geographic locations, changes in our average store size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, weak acceptance or adoption of vending technology or increased competition in industrial vending, difficulty in maintaining installation quality as our industrial vending business expands, difficulty in hiring, relocating, training or retaining qualified personnel, failure to accurately predict the number of North American markets able to support stores or to meet store opening goals, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, changes in tax law, changes in the availability or price of commercial real estate, changes in the nature or price of distribution and other technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks from changes in foreign currency exchange rates, commodity steel pricing, commodity energy prices, and interest rates. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at the end of the period.
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. In 2013, 2014, and the first six months of 2015, we noted some deflation in overall steel pricing. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.
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
Interest rates - A description of our unsecured revolving credit facility is contained in Note 6 of the ‘Notes to Condensed Consolidated Financial Statements’ and is incorporated herein by reference. We do not believe our operations are currently subject to significant market risk for interest rate exposure under the credit facility.

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

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
A description of our legal proceedings, if any, is contained in Note 6 to the 'Notes to Condensed Consolidated Financial Statements'. The description of legal proceedings, if any, in Note 6 is incorporated herein by reference.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the second quarter of 2015:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2015	3,000,000	$41.97	3,000,000	1,000,000
May 1-31, 2015	1,000,000	$42.64	1,000,000	4,000,000 [1]
June 1-30, 2015	0	$0.00	0	4,000,000
Total	4,000,000	$42.14	4,000,000	4,000,000

[1]
On May 1, 2015, our board of directors increased the maximum number of shares of our common stock that may be purchased by an additional 4,000,000 shares. With the addition of the May 1, 2015 authorization, we currently have authority to purchase up to a total of 4,000,000 shares of our common stock. Any future purchases will be made under this authorization. This authorization does not have an expiration date.

ITEM 6 — EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended March 31, 2012)

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 8-K dated as of October 15, 2010 (File No. 0-16125))

10.1
Credit Agreement dated as of May 1, 2015 among Fastenal Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated May 1, 2015)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from Fastenal Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on July 17, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: July 17, 2015	/s/ Leland J. Hein
Leland J. Hein
President and Chief Executive Officer
(Duly Authorized Officer)

Date: July 17, 2015	/s/ Daniel L. Florness
Daniel L. Florness
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	(Incorporated by reference)

3.2	Restated By-Laws of Fastenal Company	(Incorporated by reference)

10.1	Credit Agreement dated as of May 1, 2015 among Fastenal Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	(Incorporated by reference)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed

101.INS	XBRL Instance Document	Electronically Filed

101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically Filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically Filed

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically Filed

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically Filed