Form 10-Q
period 2015-09-30
FASTENAL CO
filed 2015-10-16
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015, or

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at October 12, 2015
Common Stock, par value $.01 per share	289,695,174

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands except share information)

	(Unaudited)
Assets	September 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$111,775	114,496
Trade accounts receivable, net of allowance for doubtful accounts of $11,795 and $12,619, respectively	537,055	462,077
Inventories	883,207	869,224
Deferred income tax assets	20,427	21,765
Prepaid income taxes	2,839	—
Other current assets	117,687	115,703
Total current assets	1,672,990	1,583,265

Property and equipment, less accumulated depreciation	810,652	763,889
Other assets, net	11,635	11,948

Total assets	$2,495,277	2,359,102

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit, current	$41,510	90,000
Accounts payable	131,979	103,909
Accrued expenses	194,791	174,002
Income taxes payable	—	7,442
Total current liabilities	368,280	375,353

Line of credit, noncurrent	273,490	—
Deferred income tax liabilities	70,016	68,532

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 400,000,000 shares authorized, 289,654,284 and 295,867,844 shares issued and outstanding, respectively	2,897	2,959
Additional paid-in capital	1,031	33,744
Retained earnings	1,819,794	1,886,350
Accumulated other comprehensive loss	(40,231)	(7,836)
Total stockholders' equity	1,783,491	1,915,217
Total liabilities and stockholders' equity	$2,495,277	2,359,102
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Amounts in thousands except earnings per share)

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Net sales	$2,946,394	2,807,253	$995,250	980,814

Cost of sales	1,458,032	1,377,415	493,025	482,121
Gross profit	1,488,362	1,429,838	502,225	498,693

Operating and administrative expenses	839,409	831,991	282,378	286,132
Gain on sale of property and equipment	(659)	(722)	(162)	(310)
Operating income	649,612	598,569	220,009	212,871

Interest income	299	637	137	388
Interest expense	(2,096)	(591)	(942)	(271)

Earnings before income taxes	647,815	598,615	219,204	212,988

Income tax expense	243,358	222,856	82,710	79,674

Net earnings	$404,457	375,759	$136,494	133,314

Basic net earnings per share	$1.38	1.27	$0.47	0.45

Diluted net earnings per share	$1.38	1.26	$0.47	0.45

Basic weighted average shares outstanding	292,084	296,643	289,918	296,595

Diluted weighted average shares outstanding	292,721	297,485	290,475	297,378
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Net earnings	$404,457	375,759	$136,494	133,314
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0 in 2015 and 2014)	(32,395)	(10,967)	(16,734)	(11,516)
Change in marketable securities (net of tax of $0 in 2015 and 2014)	—	(254)	—	(256)
Comprehensive income	$372,062	364,538	$119,760	121,542
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$404,457	375,759
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	60,500	53,476
Gain on sale of property and equipment	(659)	(722)
Bad debt expense	6,768	8,429
Deferred income taxes	2,822	1,414
Stock-based compensation	4,641	4,620
Excess tax benefits from stock-based compensation	(1,756)	(1,925)
Amortization of non-compete agreements	395	395
Changes in operating assets and liabilities:
Trade accounts receivable	(88,420)	(116,363)
Inventories	(24,623)	(52,311)
Other current assets	(1,984)	(19,346)
Accounts payable	28,070	21,326
Accrued expenses	20,789	33,564
Income taxes	(8,525)	34,975
Other	(490)	(10,349)
Net cash provided by operating activities	401,985	332,942

Cash flows from investing activities:
Purchases of property and equipment	(119,462)	(143,547)
Proceeds from sale of property and equipment	6,696	4,154
Net decrease in marketable securities	—	451
Net increase in other assets	(82)	(23)
Net cash used in investing activities	(112,848)	(138,965)

Cash flows from financing activities:
Borrowings under line of credit	965,000	540,000
Payments against line of credit	(740,000)	(435,000)
Proceeds from exercise of stock options	9,289	7,036
Excess tax benefits from stock-based compensation	1,756	1,925
Purchases of common stock	(273,490)	(26,697)
Payments of dividends	(245,983)	(222,546)
Net cash used in financing activities	(283,428)	(135,282)

Effect of exchange rate changes on cash and cash equivalents	(8,430)	(872)

Net (decrease) increase in cash and cash equivalents	(2,721)	57,823

Cash and cash equivalents at beginning of period	114,496	58,506

Cash and cash equivalents at end of period	$111,775	116,329

Supplemental disclosure of cash flow information:
Cash paid during each period for interest	$2,096	591
Net cash paid during each period for income taxes	$248,473	175,453
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
September 30, 2015 and 2014
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

(3) Stockholders’ Equity
Our authorized, issued, and outstanding shares (stated in whole numbers) consist of the following:

	Par Value		September 30, 2015	December 31, 2014	September 30, 2014
Preferred stock	$.01	/share
Shares authorized			5,000,000	5,000,000	5,000,000
Shares issued and outstanding			—	—	—
Common stock	$.01	/share
Shares authorized			400,000,000	400,000,000	400,000,000
Shares issued and outstanding			289,654,284	295,867,844	296,440,794
Dividends
On October 12, 2015, our board of directors declared a dividend of $0.28 per share of common stock. This dividend is to be paid in cash on November 24, 2015 to shareholders of record at the close of business on October 27, 2015. Since 2011, we have paid quarterly dividends. Our board of directors expects to continue paying quarterly dividends, provided the future determination as to payment of dividends will depend on the financial needs of the Company and such other factors as deemed relevant by the board of directors.
The following table presents the dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2015	2014
First quarter	$0.28	0.25
Second quarter	0.28	0.25
Third quarter	0.28	0.25
Fourth quarter	0.28	0.25
Total	$1.12	1.00

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
September 30, 2015 and 2014
(Unaudited)

Stock Options

The following tables summarize the details of grants made under our stock option plan that are still outstanding, and the assumptions used to value these grants. All options granted were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	September 30, 2015
Date of Grant				Options Outstanding	Options Exercisable
April 21, 2015	893,220	$42.00	$41.26	841,202	—
April 22, 2014	955,000	$56.00	$50.53	807,500	5,000
April 16, 2013	205,000	$54.00	$49.25	130,000	—
April 17, 2012	1,235,000	$54.00	$49.01	1,047,500	243,750
April 19, 2011	410,000	$35.00	$31.78	253,800	143,800
April 20, 2010	530,000	$30.00	$27.13	220,850	127,100
April 21, 2009	790,000	$27.00	$17.61	303,100	210,600
April 15, 2008	550,000	$27.00	$24.35	159,750	134,750
April 17, 2007	4,380,000	$22.50	$20.15	1,244,640	1,244,640
Total	9,948,220			5,008,342	2,109,640

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
April 21, 2015	1.3%	5.00	2.7%	26.84%	$7.35
April 22, 2014	1.8%	5.00	2.0%	28.55%	$9.57
April 16, 2013	0.7%	5.00	1.6%	37.42%	$12.66
April 17, 2012	0.9%	5.00	1.4%	39.25%	$13.69
April 19, 2011	2.1%	5.00	1.6%	39.33%	$11.20
April 20, 2010	2.6%	5.00	1.5%	39.10%	$8.14
April 21, 2009	1.9%	5.00	1.0%	38.80%	$3.64
April 15, 2008	2.7%	5.00	1.0%	30.93%	$7.75
April 17, 2007	4.6%	4.85	1.0%	31.59%	$5.63
All of the options in the tables above vest and become exercisable over a period of up to eight years. Each option will terminate approximately nine years after the date of grant.

The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions listed above. The risk-free interest rate is based on the U.S. Treasury rate over the expected life of the option at the time of grant. The expected life is the average length of time over which we expect the employee groups will exercise their options, which is based on historical experience with similar grants. The dividend yield is estimated over the expected life of the option based on our current dividend payout, historical dividends paid, and expected future cash dividends. Expected stock volatilities are based on the movement of our stock price over the most recent historical period equivalent to the expected life of the option.
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the nine-month periods ended September 30, 2015 and 2014 was $4,641 and $4,620, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of September 30, 2015 was $16,296 and is expected to be recognized over a weighted average period of 4.78 years. Any future changes in estimated forfeitures will impact this amount.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
September 30, 2015 and 2014
(Unaudited)

Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive:

	Nine-month Period		Three-month Period
Reconciliation	2015	2014	2015	2014
Basic weighted average shares outstanding	292,083,511	296,642,783	289,917,768	296,595,100
Weighted shares assumed upon exercise of stock options	637,126	842,300	556,771	782,494
Diluted weighted average shares outstanding	292,720,637	297,485,083	290,474,539	297,377,594

	Nine-month Period		Three-month Period
Summary of Anti-dilutive Options Excluded	2015	2014	2015	2014
Options to purchase shares of common stock	2,547,639	1,823,031	3,032,532	2,169,565
Weighted average exercise prices of options	$52.21	$54.60	$49.98	$54.83
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
As of September 30, 2015 and 2014, liabilities recorded related to gross unrecognized tax benefits were $4,499 and $3,916, respectively. Included in these liabilities for gross unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. We do not anticipate significant changes in total unrecognized tax benefits during the next twelve months.

(5) Operating Leases
We lease certain pick-up trucks under operating leases. These leases have a non-cancellable lease term of one year, with renewal options for up to 72 months. The pick-up truck leases include an early buy out clause we generally exercise, thereby giving the leases an effective term of 28-36 months. Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $59,699. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote other than where we have established an accrual for estimated losses, which is immaterial at September 30, 2015. To the extent our fleet contains vehicles we estimate will settle at a gain, such gains on these vehicles will be recognized when we sell the vehicle.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
September 30, 2015 and 2014
(Unaudited)

(6) Commitments and Contingencies
Credit Facilities and Commitments
We have a $500,000 unsecured revolving credit facility (the 'Credit Facility'). The Credit Facility includes a committed letter of credit subfacility of $55,000. The commitments under the Credit Facility will expire (and any borrowings outstanding under the Credit Facility will become due and payable) on March 1, 2018. In the next twelve months, we have the ability and intent to repay a portion of the outstanding line of credit obligations using cash; therefore, we have classified this portion of the line of credit as a current liability. Commitments under the Credit Facility are subject to certain financial and negative covenants, and we are currently in compliance with these covenants.
Line of credit obligations and undrawn letters of credit outstanding under the Credit Facility were as follows:

	September 30, 2015	December 31, 2014	September 30, 2014
Line of credit, obligations outstanding	$315,000	90,000	105,000
Less: Line of credit, current	(41,510)	(90,000)	(105,000)
Line of credit, noncurrent	$273,490	—	—

Undrawn letters of credit - face amount	$37,174	37,315	34,360
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to the London Interbank Offered Rate ('LIBOR') for interest periods of various lengths selected by us, plus 0.95%. Based on the interest periods we have chosen, our effective per annum interest rate at September 30, 2015 was approximately 1.1%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our usage of the Credit Facility.

Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2014 annual report on Form 10-K in Note 10 of the Notes to Consolidated Financial Statements. As of September 30, 2015, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.

(7) Subsequent Events
We evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the Notes to Condensed Consolidated Financial Statements, with the exception of the dividend disclosed in Note (3) 'Stockholders' Equity'.

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
BUSINESS DISCUSSION
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of approximately 2,600 company owned stores. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance, repair, and operations (MRO). The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our product include farmers, ranchers, truckers, railroads, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our stores and customers are primarily located in North America.
We are a growth focused organization and we constantly strive to make investments into the growth drivers of our business. These investments typically center on people. By adding more people we add to our ability to interact with and ‘to serve’ our customers from our local store and to ‘back them up’ in some type of support role. In recent years this investment has also centered on more FAST Solutions® (industrial vending) devices ‘to serve’ our customers’ needs on a 24 hour / 7 day basis.
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

				Change Since:
	Q3 2014	Q4 2014	Q3 2015	Q3 2014	Q4 2014
End of period total store employee count	12,212	12,293	13,527	10.8%	10.0%
Change in total store employee count				1,315	1,234

End of period total employee count	18,425	18,417	19,979	8.4%	8.5%
Change in total employee count				1,554	1,562

FAST Solutions® (industrial vending) machines (installed device count)	45,596	46,855	53,547	17.4%	14.3%
Number of store locations	2,647	2,637	2,609	-1.4%	-1.1%

For a quick recap of some negative and positive aspects of our business, we would note the following:
Negative –

(1)
The first nine months of 2015 were hit hard by a slowdown in our business with customers connected to the oil and gas industry. This connection includes direct industry participants as well as those with a geographic connection.

(2)	The first nine months of 2015 were negatively affected by a strong U.S. dollar, relative to other currencies, which hurts our U.S. customer base (which accounts for approximately 89% of sales).

(3)	Our end markets remain choppy, as demonstrated by our weak sequential patterns.

(4)	We still await a sign of stabilization in the strength of our existing customer base.

(5)	The net sales of our Canadian business, which grew about 6% in 'local currency' during the third quarter of 2015, slowed from 10% growth in the second quarter of 2015.
Positive –

(1)
During the last twelve months, we have added 1,315 people into our stores with over 94% (or 1,234 people) of the additions in the first nine months of 2015. We stated in January 2015 we would add people in an aggressive fashion during 2015. This is the result.

(2)
After several years of holding back on store openings and even contracting our total store base, we plan to expand our pace of store openings in 2016 with a goal of opening 60 to 75 new stores (an increase of approximately 2% to 3% over our number of stores as of September 30, 2015).

(3)
We are seeing a very strong pace of national account signings. In the first nine months of 2015, we are on pace to sign more new contracts (defined as new customer accounts with a multi-site contract) with national account customers in 2015 than in each of the last three calendar years. Similar to last quarter, the business with our top 100 national account customers (representing approximately 24% of sales) experienced poor sales results in the third quarter of 2015, with net sales growth of approximately 1%, while sales to our remaining national account customers (representing approximately 22% of sales) grew approximately 13%.

(4)
We have also seen an expansion of our Onsite business (defined as dedicated sales and service provided from within the customer's facility) during 2015. During the first nine months of 2015 we have added 55 new Onsite customer locations, an increase of 25.9% from the end of 2014.

(5)
Our gross profit during the third quarter of 2015, when compared to the previous quarter, was helped by some changes in the mix of customers and products. Given the weak end markets, this is difficult to predict; therefore, we continued to aggressively manage our operating and administrative expenses during this period. A portion of our operating and administrative expense management is structural as an increase in average net sales per store/selling location leverages our fixed costs (a concept we have historically described as the 'pathway to profit'). Another portion is great people rising to the challenge by reducing other operating and administrative expenses! Simply put, in the last twelve months we funded all of our headcount expansion by spending less everywhere else. A simple concept, but it takes a focused effort to pull it off.

(6)
This brings us to incremental operating income. Our operating income grew $7.1 million from the third quarter of 2014 to the third quarter of 2015 (increasing from $212.9 million to $220.0 million), and our net sales grew $14.5 million (increasing from $980.8 million to $995.3 million). This results in incremental operating income of 49% ($7.1 million / $14.5 million). Since the first quarter of 2014, excluding this quarter, our quarterly incremental operating income has been in the range of 6% to 40%.

We plan to expand on these themes, as well as our current merchandising rollout, during our next Investor Day, which is planned for the fourth quarter of 2015.
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
The most important thing to note before you read this is to remember Fastenal is several businesses within itself. A fastener distributor (about 40% of our business) and a non-fastener distributor (about 60% of our business):
FASTENER SALES
First and foremost, we are a fastener distributor. We have been in this business for almost 50 years. We are good at it. We have strong capabilities at sourcing and procurement, at quality control, at logistics, and at local customer service. Each of these capabilities is focused on the customer at the end of the supply chain. This business is split about 50% production/construction needs and about 50% maintenance needs. The former is a great business, but it can be cyclical because about 75% of our manufacturing customer base is engaged in some type of heavy manufacturing. The sale of production fasteners is also a sticky business in the short-term as it is expensive and time consuming for our customers to change their supplier relationships. While our customer base values the capabilities we bring to the table, in the last nine months this group of customers has seen a contraction in its production and therefore its need for fasteners. During this time frame, our fastener product line has seen its daily growth decrease from about 10% growth in the last six months of 2014 to about 4% contraction in the third quarter of 2015. Said another way, our market share gains continue to be strong, but the contraction from our existing customers, plus some price deflation, has eliminated our growth.
NON-FASTENER SALES
Second, we have a non-fastener maintenance and supply business. We have actively pursued this business in the last 20 to 25 years. The capabilities we developed as a fastener distributor, described above, provide a backbone to growing this ‘newer’ business. This backbone has been enhanced in the last five years with our added capabilities in industrial vending. Given our local customer service, we believe we have a structural advantage in the industrial vending business. There is more to industrial vending than the device or the financial resources to deploy; we believe the ability to replenish with a local team from an integrated supply chain network (i.e., the 'Team behind the Machine') is critical to the long-term success of this channel. Because of these capabilities, the non-fastener business remains more resilient. However, similar to our fastener business, our non-fastener business has weakened in the last nine months. During this time frame, our non-fastener product line has seen its daily sales growth decrease from about 18% growth in the last six months of 2014 to about 6% growth in the third quarter of 2015. The weak environment has hurt our business, but the 6% growth compared to our end markets and to our competitors continues to demonstrate strong market share gains.
Please read through the detailed Sales and Sales Trends section later in this document for additional insight.
Our gross profit decreased from 50.8% in the third quarter of 2014 and increased from 50.3% in the second quarter of 2015 to 50.5% in the third quarter of 2015. The relationship between sales and gross profit depends on our success within our large account business (an area that is still under-represented in our customer mix). The large account end market produces a below ‘company average’ gross profit; however, as demonstrated in recent quarters, it leverages our existing network of capabilities and allows us to enjoy strong incremental operating income growth. Given the sequential weakness with our largest customers, we saw a sequential improvement in our gross profit. Our gross profit is also impacted by supplier incentives. With weaker net sales growth and our tight management of inventory levels, the growth of spending with our suppliers is lower; hence, our supplier incentives are reduced.
In regards to operating expenses, we added 1,554 people to the Fastenal organization in the last twelve months (about 83% of these people were added to a store or some other type of selling location), and a large majority of these additions came in the last nine months. This provided a meaningful increase in our capacity. However, we needed to fund this increased capacity. We did this by (1) reducing our total operating and administrative expenses outside of payroll related costs, and (2) managing our hours worked in a very focused site by site fashion (our headcount grew by 8.4% in the last twelve months, but our average full-time equivalent headcount only grew by 4.6%). These two items allowed us to invest in store personnel and fund that investment in a weak economic environment. To assist in your read of this document, here is a quick recap of our full-time equivalent headcount:

				Change Since:
	Q3 2014	Q4 2014	Q3 2015	Q3 2014	Q4 2014
Average full-time equivalent store employee count	10,715	10,376	11,269	5.2%	8.6%
Average full-time equivalent employee count	15,866	15,512	16,594	4.6%	7.0%
Note – Full-time equivalent is based on 40 hours per week.
We touched on our industrial vending earlier, but here is a quick recap: During the third quarter of 2015, we signed 4,689 devices (we signed 5,144 devices in the second quarter of 2015 and we signed 4,072 devices during the third quarter of 2014), our installed device count on September 30, 2015 was 53,547 (an increase of 17.4% over September 30, 2014), the percent of total net sales to customers with industrial vending was 42.1%, and our daily sales to customers with industrial vending grew 4.8% over the third quarter of 2014.
Finally, some thoughts on capital allocation: During the latter half of 2014 and the first nine months of 2015, we have been modifying our capital allocation by buying back some stock. This is in response to several factors. The first centers on our external valuation. Our relative stock valuation has weakened over the last several years, which prompted us to reassess our cash deployment. To this end, we have spent approximately $318 million buying back stock in the last five quarters and have repurchased approximately 2.6% of our outstanding shares from the start of this time frame. We are mindful of our shareholders’ expectations relative to our dividend paying history and have primarily funded this buyback with debt. Over the last three to four years, we had dramatically increased our capital expenditures, relative to our net earnings, for the rapid deployment of distribution automation and industrial vending. These investments will continue in the future; however, we expect capital expenditures, relative to our net earnings, will moderate and will allow us to continue to fund our cash needs for our day-to-day business primarily from continuing operations. Please read through the detailed Cash Flow Impact Items section, and the Condensed Consolidated Statements of Cash Flows later in this document for additional insight.
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
SALES GROWTH
Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
Net sales and growth rates in net sales were as follows:

	Nine-month Period		Three-month Period
	2015	2014	2015	2014
Net sales	$2,946,394	2,807,253	$995,250	980,814
Percentage change	5.0%	11.7%	1.5%	14.3%
Business days	191	191	64	64
Daily sales	$15,426	14,698	$15,551	15,325
Daily sales growth rate	5.0%	11.7%	1.5%	14.3%
Impact of currency fluctuations (primarily Canada)	-1.1%	-0.4%	-1.4%	-0.3%
The increase in net sales in the periods noted for 2015 and 2014 came primarily from higher unit sales. The higher unit sales resulted primarily from increases in sales at older store locations and to a lesser degree the opening of new store locations in the last several years. Net sales were also impacted by minimal price changes in our non-fastener products and some price deflation in our fastener products, but the net impact was a drag on growth. Our growth in net sales was not meaningfully impacted by the introduction of new products or services, with one exception. Over the last several years, our FAST Solutions® (industrial vending) initiative has stimulated faster growth with a subset of our customers. The impact on net sales of the change in currencies in foreign countries (primarily Canada) relative to the United States dollar is noted in the table above.
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

	Nine-month Period		Three-month Period
	2015	2014	2015	2014
Store Age
Opened greater than 2 years	4.3%	10.4%	0.9%	13.1%
Opened greater than 5 years	4.3%	9.8%	1.1%	12.7%
Opened greater than 10 years	4.4%	9.1%	1.4%	12.2%
Note: The age groups above are measured as of the last day of each respective calendar year.

SALES BY PRODUCT LINE
The mix of sales from the original fastener product line and from the other product lines was as follows:

	Nine-month Period		Three-month Period
	2015	2014	2015	2014
Fastener product line	38.5%	40.5%	37.9%	40.3%
Other product lines	61.5%	59.5%	62.1%	59.7%
	100.0%	100.0%	100.0%	100.0%

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
Monthly Sales Changes:
All company sales – During the months noted below, all of our selling locations, when combined, had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2015	12.0%	8.6%	5.6%	6.1%	5.3%	3.7%	3.2%	1.6%	-0.3%
2014	6.7%	7.7%	11.6%	10.0%	13.5%	12.7%	14.7%	15.0%	12.9%	14.6%	15.3%	17.4%
2013	6.7%	8.2%	5.1%	4.8%	5.3%	6.0%	2.9%	7.2%	5.7%	7.7%	8.2%	6.7%
Stores opened greater than two years – Our stores opened greater than two years (store sites opened as follows: 2015 group – opened 2013 and earlier, 2014 group – opened 2012 and earlier, and 2013 group – opened 2011 and earlier) represent a consistent 'same-store' view of our business. During the months noted below, the stores opened greater than two years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2015	11.2%	7.8%	4.8%	5.4%	4.6%	3.2%	2.6%	1.0%	-0.9%
2014	5.5%	6.5%	10.2%	8.4%	12.1%	11.4%	13.4%	14.0%	11.8%	13.5%	14.0%	16.5%
2013	5.0%	6.5%	3.4%	3.1%	3.5%	4.3%	1.4%	5.5%	4.2%	6.1%	6.2%	4.9%
Stores opened greater than five years – The impact of the economy, over time, is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2015 group – opened 2010 and earlier, 2014 group – opened 2009 and earlier, and 2013 group – opened 2008 and earlier). This group, which represented about 90% of our total sales in the first nine months of 2015, is more cyclical due to the increased market share they enjoy in their local markets. During the months noted below, the stores opened greater than five years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2015	10.8%	7.2%	4.8%	5.6%	4.6%	3.1%	3.1%	1.3%	-1.1%
2014	4.6%	5.4%	9.5%	7.7%	11.5%	10.8%	12.9%	13.4%	11.7%	13.3%	13.6%	16.2%
2013	3.2%	5.6%	2.3%	2.0%	2.7%	3.4%	0.6%	4.7%	3.2%	5.3%	6.1%	4.8%
Summarizing comments – There are three distinct influences to our growth: (1) execution, (2) currency fluctuations, and (3) economic fluctuations. This discussion centers on (2) and (3).
The change in currencies in foreign countries (primarily Canada) relative to the United States dollar impacted our net sales growth over the last several years. During the years 2013 and 2014, it lowered our net sales growth by 0.2% and 0.5%, respectively. In the first nine months of 2015, it lowered our net sales growth by 1.1%.
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
In the first nine months of 2015, our business weakened (see earlier comments). Similar to 2014, we experienced poor weather in North America in the first quarter of 2015; however, the real weakness was economic. The biggest impact came from customers engaged in the oil and gas business, but we also experienced weakness in other industries, as evidenced by the decline in the PMI Index.
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

											Cumulative
											Change from
											Jan. to
	Jan. (1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Sept.	Oct.
Benchmark	0.8%	2.2%	3.8%	0.4%	3.1%	2.7%	-2.1%	2.5%	3.7%	-1.2%	17.2%	15.9%
2015	-3.6%	-0.1%	4.2%	-2.1%	3.4%	0.9%	-4.3%	4.1%	-0.9%		5.0%
15Delta	-4.4%	-2.3%	0.4%	-2.5%	0.3%	-1.8%	-2.2%	1.6%	-4.6%		-12.2%
2014	-1.4%	3.0%	7.1%	-2.6%	4.2%	2.5%	-3.8%	5.8%	1.0%	-1.5%	18.0%	16.2%
14Delta	-2.2%	0.8%	3.3%	-3.0%	1.1%	-0.2%	-1.7%	3.3%	-2.7%	-0.3%	0.8%	0.3%
2013	-0.4%	2.0%	3.4%	-1.1%	1.0%	3.2%	-5.5%	5.5%	2.9%	-2.9%	11.4%	8.2%
13Delta	-1.2%	-0.2%	-0.4%	-1.5%	-2.1%	0.5%	-3.4%	3.0%	-0.8%	-1.7%	-5.8%	-7.7%

(1)	The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.

A graph of the sequential daily sales change pattern discussed above, starting with a base of '100' in the previous October and ending with the next October, would be as follows:
End Market Performance:
Fluctuations in end market business – The sequential trends noted above were directly linked to fluctuations in our end markets. To place this in perspective – approximately 50% of our business has historically been with customers engaged in some type of manufacturing. The daily sales to these customers grew, when compared to the same period in the prior year, as follows:

	Q1	Q2	Q3	Q4	Annual
2015	6.9%	3.8%	1.1%
2014	9.0%	11.2%	13.7%	13.8%	12.0%
2013	7.0%	5.9%	4.7%	7.2%	6.3%
As indicated earlier, our manufacturing business consists of two subsets: the industrial production business (this is business where we supply products that become part of the finished goods produced by our customers and is sometimes referred to as OEM - original equipment manufacturing) and the maintenance portion (this is business where we supply products that maintain the facility or the equipment of our customers engaged in manufacturing and is sometimes referred to as MRO - maintenance, repair, and operations). The industrial business is more fastener centered, while the maintenance portion is represented by all product categories.
The best way to understand the change in our industrial production business is to examine the results in our fastener product line (just under 40% of our business) which is heavily influenced by changes in our business with heavy equipment manufacturers. From a company perspective, sales of fasteners grew (contracted), when compared to the same period in the prior year, as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2015	5.5%	0.0%	-4.4%
2014	1.6%	5.5%	9.9%	11.4%	6.9%
2013	1.7%	1.9%	1.0%	1.9%	1.6%

By contrast, the best way to understand the change in the maintenance portion of the manufacturing business is to examine the results in our non-fastener product lines. From a company perspective, sales of non-fasteners grew, when compared to the same period in the prior year, as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2015	11.7%	9.0%	5.9%
2014	14.2%	17.1%	17.6%	19.0%	17.2%
2013	10.8%	8.5%	8.9%	12.0%	10.1%
The non-fastener business demonstrated greater relative resilience over the last several years, when compared to our fastener business and to the distribution industry in general, due to our strong FAST Solutions® (industrial vending) program. However, this business was not immune to the impact of a weak industrial environment.
Our non-residential construction customers have historically represented 20% to 25% of our business. The daily sales to these customers grew (contracted) when compared to the same period in the prior year, as follows:

	Q1	Q2	Q3	Q4	Annual
2015	6.2%	1.6%	-1.7%
2014	2.9%	7.5%	9.3%	12.6%	7.8%
2013	2.9%	0.7%	3.9%	2.8%	2.5%
Our non-residential construction business is heavily influenced by the industrial economy, particularly the energy sector. The volatility and weakness of energy prices has weakened this business, particularly in the last two quarters.
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
In our first ten years of being public (1987 to 1997), we opened stores at an annual rate approaching 30% per year. In the next ten years (1997 to 2007), we opened stores at an annual rate of approximately 10% to 15% and, since 2007, at an annual rate of approximately 1% to 8%. We opened 24 stores in 2014, an annual rate of approximately 1%, opened 13 stores in the first nine months of 2015, and currently expect to open approximately 30 stores in total for 2015. Our preliminary estimate for 2016 is to open 60 to 75 stores.
During our almost 50 years of business existence, we have constantly evolved to better serve the market (as is described in the paragraphs below) and have always been willing to challenge our approach. In our first 20 to 25 years, we closed several store locations because we felt the market was insufficient to operate a profitable 'fastener only' business. Every one of those locations was subsequently ‘reopened’ when our business model evolved to serve these markets profitably. During the last 20 to 25 years, we have enjoyed continued success with our store-based model, and we continue to challenge our approach. Based on this approach, we have closed approximately 85 stores in the last ten years - not because they weren’t successful, but rather because we felt we had a better approach to growth. In the first six months of 2014, we continued to challenge our approach and closed about 20 stores (all but four of these locations were in close proximity to another Fastenal store). In the second quarter of 2014, we took a hard look at our business and identified another 45 stores to close in the second half of 2014 (all but eight of these locations are in close proximity to another Fastenal store). During the second half of 2014, we identified some additional stores for closure and closed about 52 stores in total. Several items we think are noteworthy: the group of stores we identified for closure in the second half of 2014 was profitable in the first quarter of 2014 (our analysis measurement period); those stores operated with average sales of about $36 thousand per month. We chose to close this group because we felt this was simply a better approach to growing our business profitably. During the first nine months of 2015, we closed 35 stores. Similar to 2014, we chose to close this group of stores because we felt this was simply a better approach. During the third quarter of 2014 (our analysis measurement period), 20 of these 35 stores were profitable.
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
During the years, our expanding footprint has provided us with greater access to more customers, and we have continued to diversify our growth drivers. This was done to provide existing store personnel with more tools to grow their business organically, and the results of this are reflected in our earlier discussion on sales growth at stores opened greater than five years. In the early 1990's, we began to expand our product lines beyond primarily fasteners, and we added new product knowledge to our bench (the non-fastener products now represent about 60% of our sales). This was our first big effort to diversify our growth drivers. The next step began in the mid to late 1990's when we began to add sales personnel with certain specialties or focus. This began with our National Accounts group in 1995, and, over time, has expanded to include individuals dedicated to: (1) sales related to our internal manufacturing division, (2) government sales, (3) internet sales, (4) construction, (5) specific products (most recently metalworking), and (6) FAST Solutions® (industrial vending). Another step occurred at our sales locations (this includes Fastenal stores as well as strategic account stores and Onsite locations) and at our distribution centers, and began with a targeted merchandising and inventory placement strategy that included our 'Customer Service Project' approximately thirteen years ago and our 'Master Stocking Hub' initiative approximately eight years ago. These strategies allowed us to better target where to stock certain products (local store, regional distribution center, master stocking hub, or supplier) and allowed us to improve our fulfillment, lower our freight costs, and improve our ability to serve a broader range of customers. During 2013 and 2014, we expanded our store based inventory offering around select industries (with an emphasis on fasteners, construction products, and safety products) and beginning in the latter half of 2013 we expanded two key employee groups: (1) the number of employees working in our stores and (2) the number of district and regional leaders supporting our stores. To improve the efficiency, accuracy, and capacity of our distribution centers, we made significant investments into distribution automation over the last several years (a majority of our facilities are now automated, and greater than 80% of our picking occurs at an automated distribution center). Finally, we also added a high frequency distribution center, internally known as T-HUB, to support vending and other high frequency selling activities. The theme that shines through in all these changes is a simple one – invest into and support our sales machine – the local store.
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

The industrial vending information related to contracts signed during each period was as follows:

		Q1	Q2	Q3	Q4	Annual
Device count signed during the period	2015	3,962	5,144	4,689
	2014	4,025	4,137	4,072	4,108	16,342
	2013	6,568	6,084	4,836	4,226	21,714

'Machine equivalent' count signed during the period	2015	2,916	3,931	3,769
	2014	2,974	3,179	3,189	3,243	12,585
	2013	4,825	4,505	3,656	3,244	16,230
The industrial vending information related to installed machines at the end of each period was as follows:

		Q1	Q2	Q3	Q4
Device count installed at the end of the period	2015	48,545	50,620	53,547
	2014	42,153	43,761	45,596	46,855
	2013	32,007	36,452	39,180	40,775

'Machine equivalent' count installed at the end of the	2015	35,997	37,714	40,067
period	2014	30,326	31,713	33,296	34,529
	2013	22,020	25,512	27,818	29,262
The following table includes some additional statistics regarding our net sales and daily sales growth:

		Q1	Q2	Q3	Q4
Percent of total net sales to customers with	2015	40.5%	40.9%	42.1%
industrial vending(1)	2014	37.8%	37.0%	37.8%	39.3%
	2013	27.5%	30.0%	33.3%	36.6%

Daily sales growth to customers with	2015	12.3%	8.6%	4.8%
industrial vending(2)	2014	19.7%	20.9%	21.9%	20.0%
	2013	23.9%	18.9%	15.2%	18.7%
(1) The percentage of total net sales (vended and traditional) to customers currently using a vending solution.
(2) The growth in total net sales (vended and traditional) to customers currently using a vending solution compared to the same period in the preceding year.
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
We also grow our profits by allowing our inherent profitability to shine through - we refer to this as the 'pathway to profit'. The distinction is important. The ‘pathway to profit’ to which we refer is merely the natural ‘per store’ leverage that occurs as the average net sales per month of a store increases. There are two diverging trends that occur as a store grows; first, the gross profit percentage at a store generally declines and, second, our operating and administrative expenses as a percentage of net sales generally improve. The expense improvement starts on day one, the gross profit percentage decline typically occurs when the average sales at a store move above $100 thousand per month. Fortunately, the expense improvements typically far outweigh the gross profit percentage declines.
The best way to appreciate this dynamic is to look at the cost components of our business. The cost components of a store include the following: (1) cost of sales and (2) operating and administrative expenses. The operating and administrative expenses can be further split into (listed by relative size): (1) people costs (base pay, incentive pay, benefits, training, and payroll related taxes), (2) occupancy costs (facility expenses such as rent, property taxes, repairs, and depreciation on owned facilities, as well as utility costs, equipment expenses, and vending machine related expenses), and (3) ‘all other’ expenses. The largest component of the last category being the vehicles needed in each store to support selling activities.
The first component, costs of sales, is directly related to sales and fluctuations in sales. However, it is also heavily influenced by product and customer mix. Because of this influence, our gross profit (the residual of net sales after deducting the related cost of sales), when stated as a percentage of net sales, generally declines as the average monthly net sales of a store increases. This is due to the mix impact of larger customers.
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

STATEMENT OF EARNINGS INFORMATION (percentage of net sales) for the periods ended September 30:

	Nine-month Period		Three-month Period
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	50.5%	50.9%	50.5%	50.8%
Operating and administrative expenses	28.5%	29.6%	28.4%	29.2%
Gain on sale of property and equipment	0.0%	0.0%	0.0%	0.0%
Operating income	22.0%	21.3%	22.1%	21.7%
Net interest income (expense)	-0.1%	0.0%	-0.1%	0.0%
Earnings before income taxes	22.0%	21.3%	22.0%	21.7%

Note – Amounts may not foot due to rounding difference.
Gross profit – The gross profit percentage in the first, second, third, and fourth quarters was as follows:

	Q1	Q2	Q3	Q4
2015	50.8%	50.3%	50.5%
2014	51.2%	50.8%	50.8%	50.5%
2013	52.3%	52.2%	51.7%	50.6%
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
Our gross profit, as a percentage of net sales, decreased in the first nine months of 2015 when compared to the first nine months of 2014. This decrease centered on transactional impacts driven by changes in product and customer mix. Our gross profit, as a percentage of net sales, also decreased in the third quarter of 2015 when compared to the third quarter of 2014 for similar reasons.
Operating and administrative expenses - decreased as a percentage of net sales in both the first nine months and the third quarter of 2015 versus the same periods of 2014.
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
The three largest components of operating and administrative expenses grew or contracted as follows for the periods ended September 30 (compared to the same period in the preceding year):

	Nine-month Period		Three-month Period
	2015	2014	2015	2014
Employee related expenses	1.5%	11.0%	-2.4%	14.3%
Occupancy related expenses	6.9%	8.2%	9.9%	6.8%
Selling transportation costs	-18.0%	14.7%	-13.0%	10.6%
Employee related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. For the first nine months of 2015, when compared to the first nine months of 2014, our performance bonuses and commissions grew, as well as our profit sharing contribution, primarily due to our expanding growth in operating income. These factors, combined with an increase in full-time equivalent headcount (see table below), caused employee related expenses to grow, and were partially offset by a reduction in health care costs and by a focused reduction in overtime hours paid. The decrease in the third quarter of 2015, when compared to the third quarter of 2014, was driven by a contraction in performance bonuses and commissions due to lower levels of sales and gross profit growth, and a reduction in health care costs. For the first nine months of 2014, when compared to 2013, (1) our performance bonuses and commissions grew due to our expanding sales growth from the past year, (2) our profit sharing contribution contracted due to lower relative profitability, and (3) our health care costs grew. These factors, combined with a 14.2% increase in full-time equivalent headcount, caused employee related costs to grow. Employee related expenses in the third quarter of 2014, when compared to 2013, grew for similar reasons as the nine month period; the noteworthy differences being a greater growth in bonuses and commissions as well as a 13.6% increase in full-time equivalent headcount.

On average, the full-time equivalent (FTE) headcount grew (contracted) as follows for the periods ended September 30 (compared to the same period in the preceding year):

	Nine-month Period		Three-month Period
	2015	2014	2015	2014
Store based	3.9%	15.5%	5.2%	14.6%
Total selling (includes store)	3.8%	15.0%	4.5%	14.5%
Distribution	6.2%	13.1%	5.1%	10.7%
Manufacturing	-0.1%	11.7%	0.6%	13.7%
Administrative	6.5%	8.7%	6.6%	9.3%
Total average FTE headcount	4.1%	14.2%	4.6%	13.6%
Occupancy related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our stores and distribution locations, and (4) FAST Solutions® (industrial vending) equipment (we consider the vending equipment to be a logical extension of our store operation and classify the expense as occupancy). The increase in the first nine months of 2015, when compared to the first nine months of 2014, was driven by (1) an increase in the amount of FAST Solutions® (industrial vending) equipment as discussed earlier in this document, and (2) an increased investment in our distribution infrastructure over the last several years, primarily related to automation. This increase was partially offset by a reduction in utility costs at store locations and by the impact of an accrual related to closed and closing store locations in 2014. The increase in the third quarter of 2015, when compared to the third quarter of 2014, was driven by the same factors as the nine month period. The increase in the first nine months of 2014, when compared to 2013, was driven by (1) an increase in the amount of FAST Solutions® (industrial vending) equipment as discussed earlier in this document, (2) an increase in building utility cost due to a severe winter in January and February 2014, (3) an increased investment in our distribution infrastructure over the last several years, primarily related to automation, and (4) an accrual related to closed and closing store locations. The increase in the third quarter of 2014, when compared to 2013, was driven by the same factors as the nine month period except for the winter component.
Our selling transportation costs consist primarily of our store fleet as most of the distribution fleet costs are included in the cost of sales. The decrease in the first nine months of 2015, when compared to the first nine months of 2014, was driven by the decline in fuel costs (see discussion below). The decrease in the third quarter of 2015, when compared to the third quarter of 2014, was driven by the same factors as the nine month period. Selling transportation costs included in operating and administrative expenses grew in the first nine months of 2014, when compared to 2013. This was driven by the increase in store headcount and the reduction in mileage per gallon associated with severe winter driving conditions. The increase in the third quarter of 2014, when compared to 2013, was driven by the same factors as the nine month period except for the winter component.
The last several years have seen some variation in the cost of diesel fuel and gasoline – During the first, second, and third quarters of 2015, our total vehicle fuel costs were approximately $8.8 million, $9.1 million, and $8.6 million, respectively. During the first, second, third, and fourth quarters of 2014, our total vehicle fuel costs were approximately $11.9, $12.5, $11.5, and $9.5 million, respectively. The changes resulted from variations in fuel costs, variations in the service levels provided to our stores from our distribution centers, changes in the number of vehicles at our store locations, changes in the number of other sales centered vehicles as a result of store openings and the expansion of our non-store sales force, and changes in driving conditions. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of sales and the fuel utilized in our store delivery and other sales centered vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50:50 between distribution and store and other sales centered use).
Income taxes – Income taxes, as a percentage of earnings before income taxes, were approximately 37.6% and 37.2%, respectively, for each of the first nine months of 2015 and 2014. As our international business and profits grow over time, the lower income tax rates in those jurisdictions, relative to the United States, reduce our effective tax rate. The increase in the first nine months of 2015, when compared to the first nine months of 2014, was driven by the expiration of federal tax credits in 2015, an increase in valuation allowances on deferred tax assets, and a reduction to the reserve for uncertain tax positions due to a statute of limitations lapse, which occurred in the first quarter of 2014.

CASH FLOW IMPACT ITEMS
As indicated earlier, we included this section to provide some added insight into the items that impact our cash flow.
OPERATIONAL WORKING CAPITAL
The year-over-year comparison and the related dollar and percentage changes related to accounts receivable and inventories were as follows:

	Balance at September 30:			Twelve-month Dollar Change		Twelve-month Percentage Change
	2015	2014	2013	2015	2014	2015	2014
Accounts receivable, net	$537,055	522,265	453,652	$14,790	68,613	2.8%	15.1%
Inventories	883,207	836,379	755,985	46,828	80,394	5.6%	10.6%
Operational working capital(1)	$1,420,262	1,358,644	1,209,637	$61,618	149,007	4.5%	12.3%

Sales in last two months	$661,203	657,118	576,163	$4,085	80,955	0.6%	14.1%
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
BALANCE SHEET AND CASH FLOW
Our balance sheet continues to be very strong and our operations have good cash generating characteristics. During the third quarter of 2015, we generated $140,831 (or 103.2% of net earnings) of operating cash flow (this was 82.5% in the same period in 2014); year-to-date, we generated $401,985 (or 99.4% of net earnings) of operating cash flow (this was 88.6% in the same period in 2014). Our first quarter typically has stronger cash flow characteristics due to the timing of tax payments; this benefit reverses itself in the second, third, and fourth quarters as income tax payments go out in April, June, September, and December. The remaining amounts of cash flow from operating activities are largely linked to the pure dynamics of a distribution business and its strong correlation to working capital as discussed above. During 2014, and the first nine months of 2015, we incurred some debt to fund capital expenditures, purchases of our common stock, and payments of dividends as further discussed earlier in this document. This was expected and is expected to continue for the remainder of 2015.
Our dividends (per share basis) were as follows in 2015 and 2014:

	2015		2014
First quarter	$0.28		$0.25
Second quarter	0.28		0.25
Third quarter	0.28		0.25
Fourth quarter	0.28	(1)	0.25
Total	$1.12		$1.00
(1) The fourth quarter dividend was declared on October 12, 2015, and is payable on November 24, 2015 to shareholders of record at the close of business on October 27, 2015.

STOCK PURCHASES
During the first, second, and third quarters of 2015, we purchased 2,000,000, 4,000,000, and 600,000 shares respectively, of our common stock at an average price of approximately $40.93, $42.14, and $38.44 per share, respectively. During 2014, we purchased a total of 1,200,000 shares of our common stock at an average price of $44.12 per share. We currently have authority to purchase up to an additional 3,400,000 shares of our common stock.
CRITICAL ACCOUNTING POLICIES
A discussion of our critical accounting policies is contained in our 2014 annual report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow activity in dollars and as a percentage of net earnings was as follows:

	Nine-month Period
	2015	2014
Net cash provided by operating activities	$401,985	332,942
Net cash used in investing activities	$112,848	138,965
Net cash used in financing activities	$283,428	135,282

Net cash provided by operating activities	99.4%	88.6%
Net cash used in investing activities	27.9%	37.0%
Net cash used in financing activities	70.1%	36.0%
Net cash provided by operating activities increased from the prior year. The increase was driven by growth in net earnings and a decrease in the cash required to fund our net working capital growth, which includes trade accounts receivable and inventory changes. This was partially offset by the timing of income tax payments.
Net cash used in investing activities changed primarily due to changes in capital expenditures. Property and equipment expenditures in the first nine months of 2015 and 2014 consisted of: (1) the purchase of software and hardware for Fastenal’s information processing systems, (2) the addition of certain pick-up trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, (6) the expansion of Fastenal’s distribution/trucking fleet, (7) purchases related to FAST Solutions® (industrial vending), and (8) the expansion of distribution capabilities related to automation (including with respect to vending). Of these factors, the items related to industrial vending created the greatest impact to our capital expenditures in 2015, while the items related to industrial vending and distribution automation created the greatest impact to our capital expenditures in 2014. Disposals of property and equipment in both periods consisted of the planned disposition of certain pick-up trucks, semi-tractors, and trailers in the normal course of business.
Cash requirements for property and equipment expenditures were satisfied from net earnings, cash on hand, borrowings, and the proceeds of disposals. We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and from our borrowing capacity.
Net cash used in financing activities consisted of the payments of dividends and purchases of our common stock, partially offset by the proceeds from the exercise of stock options and borrowings. During the first nine months of 2015 and 2014, we utilized borrowings to fund certain needs including borrowings in the first nine months of 2015 to fund the increased purchases of our common stock.
Cash Commitments – A discussion of the nature and amount of future cash commitments, other than under our revolving credit facility, is contained in our 2014 annual report on Form 10-K.  That portion of the debt outstanding under our revolving credit facility classified as long-term, and the maturity of that debt, is described earlier in Note 6 to the Notes to Condensed Consolidated Financial Statements.
Unremitted Foreign Earnings – Approximately $92 million of cash and cash equivalents are held by non-U.S. subsidiaries. These funds may create foreign currency translation gains or losses depending on the functional currency of the entity holding the cash. There are no significant restrictions that would preclude us from bringing the majority of these funds back to the U.S. The income tax impact of repatriating cash associated with certain undistributed earnings is discussed in our most recently filed annual report on Form 10-K under Note 7 to the Notes to Consolidated Financial Statements. There have been no material changes in unremitted earnings in the form of cash.

Certain Risks and Uncertainties – Certain statements contained in this document do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, trend, target, and similar words or expressions. Any statement that is not a historical fact, including estimates, projections, future trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, and our strategies, goals, mission, and vision. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers or geographic locations, changes in our average store size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, weak acceptance or adoption of vending technology or increased competition in industrial vending, difficulty in maintaining installation quality as our industrial vending business expands, difficulty in hiring, relocating, training or retaining qualified personnel, failure to accurately predict the number of North American markets able to support stores or to meet store opening goals, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, changes in tax law, changes in the availability or price of commercial real estate, changes in the nature, price or availability of distribution and supply chain technologies, or other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.
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
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. In 2013, 2014, and the first nine months of 2015, we noted some deflation in overall steel pricing. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.
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
Interest rates - A description of our unsecured revolving credit facility is contained in Note 6 to the Notes to Condensed Consolidated Financial Statements and is incorporated herein by reference. We do not believe our operations are currently subject to significant market risk for interest rate exposure under the credit facility.

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

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
A description of our legal proceedings, if any, is contained in Note 6 to the Notes to Condensed Consolidated Financial Statements. The description of legal proceedings, if any, in Note 6 is incorporated herein by reference.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the third quarter of 2015:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2015	200,000	$40.04	200,000	3,800,000
August 1-31, 2015	400,000	$37.65	400,000	3,400,000
September 1-30, 2015	0	$0.00	0	3,400,000
Total	600,000	$38.44	600,000	3,400,000 (1)

(1)
On May 1, 2015, our board of directors increased the maximum number of shares of our common stock that may be purchased by an additional 4,000,000 shares. As of September 30, 2015, we had authority to purchase up to a total of 3,400,000 shares of our common stock. Any future purchases will be made under this authorization. This authorization does not have an expiration date.

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

101
The following financial statements from Fastenal Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on October 16, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: October 16, 2015	/s/ Willard D. Oberton
Willard D. Oberton
President and Chief Executive Officer
(Duly Authorized Officer)

Date: October 16, 2015	/s/ Daniel L. Florness
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