Form 10-K
period 2015-12-31
FASTENAL CO
filed 2016-02-05
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________
FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015,
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $12,195,658,299, based on the closing sale price of the Common Stock on that date. For purposes of determining this number, all executive officers and directors of the registrant as of June 30, 2015 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of January 22, 2016, the registrant had 288,403,782 shares of Common Stock issued and outstanding.

FASTENAL COMPANY
ANNUAL REPORT ON FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the annual meeting of shareholders to be held Tuesday, April 19, 2016 (‘Proxy Statement’) are incorporated by reference in Part III. Portions of our 2015 Annual Report to Shareholders are incorporated by reference in Part II.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K, or in other reports of the Company and other written and oral statements made from time to time by the Company, do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, and our strategies, goals, mission, and vision. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers or geographic locations, changes in our average store size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, weak acceptance or adoption of vending technology or increased competition in industrial vending, difficulty in maintaining installation quality as our industrial vending business expands, difficulty in hiring, relocating, training or retaining qualified personnel, failure to accurately predict the number of North American markets able to support stores or to meet store opening goals, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law, changes in the availability or price of commercial real estate, changes in the nature, price or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, and other risks and uncertainties detailed in this Form 10-K under the heading 'Item 1A. Risk Factors'. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

PRESENTATION OF DOLLAR AMOUNTS
All dollar amounts in this Form 10-K are presented in thousands, except for share and per share information or unless otherwise noted.
STOCK SPLIT
All information contained in this Form 10-K reflects the two-for-one stock split in 2011.

PART I

ITEM 1.	BUSINESS
Note – Information in this section is as of year end unless otherwise noted. The year end is typically December 31, 2015 unless additional years are included or noted.
Fastenal Company (together with our subsidiaries, hereinafter referred to as Fastenal or the Company or by terms such as we, our, or us) began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. We have 2,622 store locations. The various geographic areas in which we operate these store locations are summarized later in this document.
We employ 20,746 people. We characterize these personnel as follows:

	2015	2014
Store and Onsite	13,961	12,293
Non-store selling	1,566	1,349
Selling subtotal	15,527	13,642
Distribution	3,459	3,120
Manufacturing	662	630
Administrative	1,098	1,025
Non-selling subtotal	5,219	4,775
Total	20,746	18,417
We sell industrial and construction supplies to end-users (typically business-to-business), and also have some 'walk-in' retail business. These industrial and construction supplies are grouped into twelve product lines described later in this document.
We operate 14 distribution centers in North America from which we distribute products to our store and Onsite locations. Eleven of these are in the United States, two are in Canada, and one is in Mexico.
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
We opened our first store in Winona, Minnesota, a city with a population today of approximately 27,000. The following table shows our consolidated net sales for each fiscal year during the last ten years and the number of our store locations at the end of each of the last ten years:

	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006
Net sales (in millions)	$3,869.2	3,733.5	3,326.1	3,133.6	2,766.9	2,269.5	1,930.3	2,340.4	2,061.8	1,809.3
Number of stores	2,622	2,637	2,687	2,652	2,585	2,490	2,369	2,311	2,160	2,000

We operated the following number of store locations:

		2015	2014
North America	United States	2,320	2,336
	Puerto Rico and Dominican Republic	8	8
	Canada	200	202
	Mexico	47	44
	Subtotal	2,575	2,590
Central & South America	Panama, Brazil, Colombia, and Chile	9	9
Asia	China and India	10	10
Southeast Asia	Singapore, Malaysia, and Thailand	7	7
Europe	The Netherlands, Hungary, United Kingdom, Germany, Czech Republic, Italy, Romania, Poland, and Sweden	20	20
Africa	South Africa	1	1
Total		2,622	2,637

We select new locations for our stores based on their proximity to our distribution network, population statistics, and employment data for manufacturing and construction. In 2015, 2014, and 2013, we opened new stores at a rate of approximately 2%, 1%, and 2%, respectively. We also closed or consolidated certain stores in 2015, 2014, and 2013, which resulted in a net decrease in store locations in the last two years. We expect to open 60 to 75 stores in 2016, which is an annual rate of 2% to 3%, and to continue to close or consolidate stores as the need arises.
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
In addition to the Fastenal store type discussed above, we also operate strategic account stores, strategic account sites, and Onsite locations. A strategic account store is a unique location that sells to multiple large customers in a market. Because this location sells to multiple customers, it is included in our store count. A strategic account site is essentially the same, but it typically operates out of an existing store location, rather than a unique location; therefore it is not included in our store count. An Onsite location is a selling unit located in or near a customer’s facility that sells product solely to that customer. Onsite locations are not included in our store count numbers as they represent a customer subset of an existing store.
We currently believe, based on the demographics of the marketplace in North America, there is sufficient potential in this geographic area to support at least 3,500 total stores. Many of the new store locations may be in cities in which we currently operate. While we believe there is sufficient potential in North America for 3,500 total stores, or approximately 900 more than today, we have slowed our store openings in recent years and instead have increased our investments in other growth drivers such as people (both inside and outside our stores), industrial vending, and end-market growth investments. This allows us to maintain an aggressive offense where competitors are investing for growth, and to maintain a steady offense where competitors aren't investing - namely store openings. Fastenal has not operated outside of North America long enough to assess the market potential of those markets.

We opened the following stores in the last five years:

		2015	2014	2013	2012	2011
North America	United States	32	10	30	58	101
	Puerto Rico and Dominican Republic	—	—	—	—	—
	Canada	4	4	10	13	11
	Mexico	3	3	5	2	1
	Subtotal	39	17	45	73	113
Central & South America	Panama, Brazil, Colombia, and Chile	1	1	4	1	1
Asia	China and India	1	2	—	—	3
Southeast Asia	Singapore, Malaysia, and Thailand	—	—	—	2	—
Europe	The Netherlands, Hungary, United Kingdom, Germany, Czech Republic, Italy, Romania, Poland, and Sweden	—	3	4	4	5
Africa	South Africa	—	1	—	—	—
Total		41	24	53	80	122
We plan to open additional stores outside of the United States in the future. The stores located outside the United States contributed approximately 11% of our consolidated net sales in 2015, with approximately 52% of this amount attributable to our Canadian operations.
No assurance can be given that any of the expansion plans described above will be achieved, or that new store locations, once opened, will be profitable.
It has been our experience that near-term profitability has been adversely affected by the opening of new store locations. This adverse effect is due to the start-up costs and the time necessary to generate a customer base. A new store generates its sales from direct sales calls, a slow process involving repeated contacts. As a result of this process, sales volume builds slowly and it typically requires at least ten to twelve months for a new store to achieve its first profitable month. Of the two stores opened in the first quarter of 2015, one was profitable in the fourth quarter of 2015.

The data in the following table shows the change in the average sales of our stores from 2014 to 2015 based on the age of each store. The stores opened in 2015 contributed approximately $8,745 (or approximately 0.2%) of our consolidated net sales in 2015, with the remainder coming from stores opened prior to 2015 or from our non-store business.

Age of Stores on December 31, 2015	Year Opened	Number of Stores in Group on December 31, 2015	Closed Stores(1)	Converted Stores(2)	Average Monthly Sales 2015(3)		Average Monthly Sales 2014(3)		Percent Change
0-1 year old	2015	41	0/0	0/0	$18	(4)	N/A		—
1-2 years old	2014	22	2/0	0/0	106		37	(4)	186.5%
2-3 years old	2013	48	3/0	-2/0	100		90		11.1%
3-4 years old	2012	70	5/3	0/0	93		88		5.7%
4-5 years old	2011	109	4/8	0/-1	94		96		-2.1%
5-6 years old	2010	108	7/7	-1/0	104		96		8.3%
6-7 years old	2009	57	4/4	-1/0	149		146		2.1%
7-8 years old	2008	132	6/9	-2/0	92		93		-1.1%
8-9 years old	2007	141	3/8	0/0	104		104		0.0%
9-10 years old	2006	217	2/12	0/0	105		102		2.9%
10-11 years old	2005	202	3/6	0/0	97		95		2.1%
11-12 years old	2004	205	3/4	0/0	110		109		0.9%
12-16 years old	2000-2003	483	2/6	0/-1	119		115		3.5%
16+ years old	1967-1999	787	6/6	0/1	163		158		3.2%
(1) We closed 50 stores and 73 stores in 2015 and 2014, respectively. The number of closed stores is noted in the table above as 2015 number/2014 number.
(2) We converted six store locations to non-store selling locations in 2015. We converted two store locations to non-store selling locations, and one non-store selling location to a store in 2014. The number of converted stores is noted in the table above as 2015 number/2014 number, with store locations converted to non-store locations shown as negative numbers.

(3)	Included in the average monthly sales amounts are sales from our non-store selling locations, such as our Holo-Krome® business (included in the 2009 group, the year it was acquired).
(4) The average sales include sales of stores open for less than the full fiscal year.
Several years ago, we introduced our industrial vending offering and it has been an expanding component of our business. We believe industrial vending is the next logical chapter in the Fastenal story and also believe it has the potential to be transformative to industrial distribution, both because of its benefits to our customers such as reduced consumption, reduced purchase orders, reduced product handling, and 24-hour product availability, and its benefits to us in that it allows us to strengthen our relationships with our customers and streamline the supply chain. We believe we have a 'first mover' advantage in industrial vending and are investing to maximize this advantage.
We operate eleven regional distribution centers in the United States – Minnesota, Indiana, Ohio, Pennsylvania, Texas, Georgia, Washington, California, Utah, North Carolina, and Kansas, and three outside the United States – Ontario, Canada; Alberta, Canada; and Nuevo Leon, Mexico. These 14 distribution centers give us approximately 3.4 million square feet of distribution capacity. These distribution centers are located so as to permit twice-a-week to five times-a-week deliveries to our stores using our trucks and overnight delivery by surface common carrier. As the number of stores increases, we intend to add new distribution centers. The distribution centers in Indiana and California also serve as a 'master' hub to support the needs of the stores in their geographic region as well as provide a broader selection of products for the stores serviced by the other distribution centers.
We currently operate our Minnesota, Indiana, Ohio, Pennsylvania, Texas, Georgia, California, and Ontario, Canada distribution centers with 'automated storage and retrieval systems' or ASRS. These eight distribution centers operate with greater speed and efficiency, and currently handle approximately 81% of our picking activity. The Indiana facility also contains our centralized replenishment facility for a portion of our industrial vending business. This operation is also highly automated. Construction of an ASRS has begun at our North Carolina distribution center, and we intend to invest in this type of ASRS distribution infrastructure over the next several years at our Washington and Kansas distribution centers.
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
Threaded fasteners accounted for approximately 90% of the fastener product line sales in 2015, 2014, and 2013 and approximately 34%, 36%, and 38% of our consolidated net sales in 2015, 2014, and 2013, respectively.
Since 1993, we have added additional product lines. These product lines are sold through the same distribution channel as the original fastener product line, and more recently portions of our non-fastener product lines are also sold through industrial vending devices.
Detailed information about our sales by product line is provided later in this document in Note 10 of the Notes to Consolidated Financial Statements included later in this Form 10-K. Each product line may contain multiple product categories. During the last several years, we have added 'private label' brands (we often refer to these as 'Fastenal brands') to our offering. These 'private label' brands represented approximately 12% of our total net sales in 2015. Most of these 'private label' products are in the non-fastener product lines.
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
Manufacturing and Support Services Operations
In 2015, approximately 95% of our consolidated net sales were attributable to products manufactured by other companies to industry standards or to customer specific requirements. The remaining 5% related to products manufactured, modified or repaired by our manufacturing businesses or our support services. The manufactured products consist primarily of non-standard sizes of threaded fasteners made to customers’ specifications or standard sizes manufactured under our Holo-Krome® and Cardinal Fasteners® product lines. The services provided by the support services group include, but are not limited to, items such as tool repair, band saw blade welding, and light manufacturing. We engage in these activities primarily as a service to our customers and expect these activities in the future to continue to contribute in the range of 4% to 6% of our consolidated net sales.

Sources of Supply
We use a large number of suppliers for the standard stock items we distribute. Most items distributed by our network can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. No single supplier accounted for more than 5% of our inventory purchases in 2015.
Beyond inventory, we have some concentration of purchasing activity. For example, we utilize a limited number of suppliers for distribution equipment, two main suppliers for our vehicle fleet, and primarily one supplier for our industrial vending equipment. However, we believe there are viable alternatives to each of these, if necessary.
Geographic Information
Information regarding our revenues and long-lived assets by geographic location is set forth in Note 7 of the Notes to Consolidated Financial Statements included later in this Form 10-K. Our ability to procure products overseas at competitive prices, as well as sales at our foreign locations, could be impacted by foreign currency fluctuations, changes in trade relations, or fluctuations in the relative strength of foreign economies.
Customers and Marketing
We believe our success can be attributed to our ability to offer customers a full line of quality products at convenient locations, and to the superior service orientation and expertise of our employees. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both original equipment manufacturers and maintenance, repair, and operations. The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, oil exploration, production, and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. During the fourth quarter of 2015, our total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 394,000, while our total 'core accounts' (defined as the average number of accounts each month with purchase activity of at least $250 per month) was approximately 100,000.
In 2015, no one customer accounted for more than 5% of our sales. We believe that our large number of customers, together with the varied markets that they represent, provide some protection to us from economic downturns that are not across multiple industries and geographic regions. However, slumps in one industry served by us can rapidly spread to other interrelated industries, which can mute the benefit of this protection. Examples include the collapse of oil and other commodity prices, which has had a detrimental impact not only on customers in the oil and gas, agriculture, and mining industries, but also other industries, such as heavy equipment manufacturers, servicing these customers. This impact is compounded if it is a global rather than a regional issue.
Direct marketing continues to be the backbone of our business through our local storefronts and selling personnel. We support our stores with multi-channel marketing including email and online marketing, print and radio advertising, catalogs, promotional flyers, events, and store signage. In recent years, our national advertising has been focused on NASCAR® sponsorships through our partnership with Roush Fenway Racing®. In 2015, we presented the Fastenal® brand to millions of Sprint Cup fans as the primary sponsor of Ricky Stenhouse Jr.’s No. 17 car.
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
Some competitors use vans to sell their products in markets away from their main warehouses, while others rely on mail order, websites, or telemarketing sales. We, however, believe the convenience provided to customers by operating stores in small, medium, and large markets, each offering a wide variety of products, is a competitive selling advantage and the convenience of a large number of stores in a given area, taken together with our ability to provide frequent deliveries to such stores from centrally located distribution centers, facilitates the prompt and efficient distribution of products. We also believe our industrial vending, combined with our local storefront, provides a unique way to provide to our customers convenient access to products and cost saving solutions using a business model not easily replicated by our competitors. Having trained personnel at each store also enhances our ability to compete (see ‘Employees’ below).
Our Onsite service model provides a strategic advantage with our larger customers. Building on our core business strategy of the local store, the Onsite model provides customer value through a customized service model while giving us a stronger competitive advantage and customer relationship, all with a relatively low investment given the existing store and distribution structure.
Employees
We employ a total of 20,746 full and part-time employees, most of whom are employed at a store location. A breakout of the number of employees, and their respective roles, is contained earlier in this document.
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
The Fastenal School of Business (our internal corporate university program) develops and delivers a comprehensive array of industry and company-specific education and training programs that are offered to our employees. Our school of business provides core curricula focused on key competencies determined to be critical to the success of our employees’ performance. In addition, we provide specialized educational tracks within various institutes of learning. These institutes of learning are advanced levels that provide specific concentrations of education and development and have been designed to focus on critical aspects of our business, such as leadership, effective store best practices, sales and marketing, product education, and distribution.
Our sales personnel are compensated with a base salary and an incentive bonus arrangement that places emphasis on achieving increased sales on a store, district, and regional basis, while still attaining targeted levels of, among other things, gross profit and trade accounts receivable collections. As a result, a significant portion of our total employment cost varies with sales volume. We also pay incentive bonuses to our leadership personnel based on one or more of the following factors: sales growth, earnings growth (before and after taxes), profitability, and return on assets, and to our other personnel for achieving pre-determined departmental, project, and cost containment goals.
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
In addition to the other information in this Form 10-K, the following factors should be considered in evaluating our business. Our operating results depend upon many factors and are subject to various risks and uncertainties. The most significant risks and uncertainties known to us which may cause the operating results to vary from anticipated results or which may negatively affect our operating results and profitability are as follows:
Company Risks
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
Interruptions in the proper functioning of information systems could disrupt operations and cause unanticipated increases in costs and/or decreases in revenues. The proper functioning of our information systems is critical to the successful operation of our business. Although our information systems are protected with robust backup systems, including physical and software safeguards and remote processing capabilities, information systems are still vulnerable to natural disasters, power losses, unauthorized access, telecommunication failures, and other problems. In addition, certain software used by us is licensed from, and certain services related to our information systems are provided by, third parties who could choose to discontinue their relationship with us. If critical information systems fail or these systems or related software or services are otherwise unavailable, our ability to process orders, maintain proper levels of inventories, collect accounts receivable, pay expenses, and maintain the security of Company and customer data could be adversely affected. Disruptions or failures of, or security breaches with respect to, our information technology infrastructure could have a negative impact on our operations.
In the event of a cyber security incident, we could experience certain operational problems or interruptions, incur substantial additional costs, or become subject to legal or regulatory proceedings, any of which could lead to damage to our reputation in the marketplace. In addition, compliance with cyber security laws, regulations, and standards could be difficult and costly, and failure to comply could expose us to legal risk. The nature of our business requires us to receive, retain, and transmit certain personally identifying information that our customers provide to purchase products or services, register on our websites, or otherwise communicate and interact with us. While we have taken and continue to undertake significant steps to protect our customer and confidential information and the functioning of our computer systems and website, a compromise of our data security systems or those of businesses we interact with, could result in information related to our customers or business being obtained by unauthorized persons or other operational problems or interruptions. We develop and update processes and maintain systems in an effort to try to prevent this from occurring, but the development and maintenance of these processes and systems are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Consequently, despite our efforts, the possibility of intrusion, interruption of our business, cyber security incidents and theft cannot be eliminated entirely, and risks associated with each of these remain. While we also seek to obtain assurances that third parties we interact with will protect confidential information, there is a risk the confidentiality of data held or accessed by third parties may be compromised. If a compromise of our data security or in the function of our computer systems or website were to occur, it could have a material adverse effect on our operating results and financial condition, subject us to additional legal, regulatory, and operating costs, and damage our reputation in the marketplace. In addition, our handling and use of personal information is regulated at the international, federal, and state levels. Privacy and information security laws, regulations, and standards such as the Payment Card Industry Data Security Standard change from time to time, and compliance with them may result in cost increases due to necessary system changes and the development of new processes, and may be difficult to achieve. If we fail to comply with these laws, regulations, and standards, we could be subjected to legal risk.
We may be unable to meet our goals regarding new store openings and other growth drivers of our business. Our growth is dependent primarily on our ability to attract new customers and increase our activity with existing customers. Historically, the most effective way to attract new customers has been opening new stores, although that has not been our primary growth driver in recent years. We expect to open new stores at the rate of approximately 2% to 3% in 2016; however, we cannot assure you that we can open stores at this rate and we may continue to close or consolidate stores as the need arises. In recent years we have devoted increased resources to other growth drivers, including our industrial vending and Onsite businesses, and our national accounts team. We have targeted the signing of 200 additional Onsite locations in 2016. While we believe this is achievable with some additional focus from our district managers and our national accounts team, this goal is aggressive and we cannot assure you that we can achieve it. Similarly, while we have taken steps to build momentum in our industrial vending business, we cannot assure you that those steps will lead to additional growth in that business. Failure to achieve any of our goals regarding new store openings, our industrial vending and Onsite businesses, or national accounts signings, could negatively impact our long-term sales growth.
Our ‘pathway-to-profit’ strategy, the goal of which is to improve our pre-tax profit margins by growing the average annual sales of our stores, may prove unsuccessful on a long-term basis. In April 2007, we introduced our ‘pathway-to-profit’ strategy. That strategy involved slowing our annual new store openings and investing the funds saved by opening fewer stores in additional sales and sales leadership personnel. Under the 'pathway-to-profit' strategy, our goal is to increase our average annual sales per store, which would allow us to capture earnings leverage (by spreading operating and administrative expenses over higher sales) and grow our pre-tax profit margin. Our gross profit margin generally decreases as our average per store sales increase, as larger stores sell to larger customers whose more focused buying patterns merit better pricing. However, our operating and administrative expenses, expressed as a percentage of net sales, typically improve as average per store sales grow. In most years the net effect is an increase in our pre-tax profit margin, as the relative improvement in operating and administrative expenses offsets the decrease in gross profit margin. A downturn in the economy or in the principle markets served by us or difficulty in attracting and retaining qualified sales and sales leadership personnel could adversely impact our ability to continue to grow our average per store sales. In addition, greater than expected decreases in our gross profit margin resulting from changes in customer mix or other factors noted below, or the failure to control operating and administrative expenses to the degree necessary to offset expected decreases in our gross profit margin, could adversely impact our pre-tax profit margin even as average per store sales increase. The latter was evidenced in 2015 and 2014, when the improvement in our operating and administrative expenses as a percentage of net sales was not sufficient to counterbalance the decrease in our gross profit margin, due in part to our push to add more personnel and labor hours in our stores (2015 and 2014) and more district and regional leaders to better serve our stores (2014), and in part to rising miscellaneous expenses.
Changes in customer or product mix, downward pressure on sales prices, and changes in volume of orders could cause our gross profit percentage to fluctuate or decline in the future. Changes in our customer or product mix could cause our gross profit percentage to fluctuate or decline. From time to time, we have experienced changes in customer or product mix that have caused our gross profit percentage to deteriorate. For example, the portion of our sales attributable to fasteners has been decreasing in recent years. That has adversely affected our gross profit percentage as our non-fastener products generally carry lower gross profit margin than our fastener products. Also, as noted above, our strategy of growing our pre-tax profit margin by increasing our average annual sales per store has contributed to a drop in our gross profit percentage due to resulting changes in our customer mix. If our customer or product mix continues to change, our gross profit percentage may decline further. Downward pressure on sales prices and changes in the volume of our orders could also cause our gross profit percentage to fluctuate or decline. We can experience downward pressure on sales prices as a result of deflation, pressure from customers to reduce costs, or increased competition, as was the case in 2009 and the latter half of 2013. Furthermore, reductions in our volume of purchases, as also happened in 2009 and the latter half of 2013, can adversely impact gross profit by reducing supplier volume allowances. During 2015, our gross profit continued to be impacted by changes in customer and product mix, the latter of which was amplified by a reduction in our customers' discretionary spending in the fourth quarter.
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
Our ability to successfully attract and retain qualified personnel to staff our stores could impact labor costs, sales at existing stores, and the rate of new store openings, and our ability to transition and retain key senior management may impact our business and financial results. Our success depends in part on our ability to attract, motivate, and retain a sufficient number of qualified employees, including store managers, outside sales personnel, and other store associates, who understand and appreciate our culture and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the industry is high. If we are unable to hire and retain personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and product knowledge, our sales could be materially adversely affected. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may also delay the planned openings of new stores and planned expansion of our other selling channels. Any such delays, material increases in employee turnover rates, or increases in labor costs, could have a material adverse effect on our business, financial condition, or operating results.

Our success also depends on the efforts and abilities of certain key senior management and we have had some transition in our executive officers over the last couple of years. Difficulties in smoothly implementing that transition or the loss of the services of one or more of such key personnel could have a material adverse effect on our business, financial condition, or operating results.
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
Our competitive advantage in our industrial vending business could be eliminated and the loss of key suppliers of equipment and services for that business could be disruptive. We believe we have a competitive advantage in industrial vending due to our vending hardware and software, our local store presence (allowing us to service machines more rapidly), our 'vendible' product depth, and, in North America, our distribution strength. These advantages have developed over time; however, other competitors could respond to our expanding industrial vending business with highly competitive platforms of their own. Such competition could negatively impact our ability to expand our industrial vending business or negatively impact the economics of that business. In addition, we currently rely on a limited number of suppliers for the vending machines used in, and certain software and services needed to operate, our industrial vending business. While these machines, software, and services can be obtained from other sources, loss of our current suppliers could be disruptive.
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
We may not be successful in integrating acquisitions and achieving intended benefits and synergies. We have completed several acquisitions of businesses, including, in 2015, our acquisition of certain assets of Fasteners, Inc., a regional industrial construction supply distributor with store locations in the states of Washington, Idaho, Oregon, and Montana. We expect to continue to pursue strategic acquisitions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers. Acquisitions involve numerous risks and challenges, including, among others, a risk of potential loss of key employees of an acquired business, and inability to achieve identified operating and financial synergies anticipated to result from an acquisition, diversion of our capital and our management's attention from other business issues, and risks related to the integration of the acquired business including unanticipated changes in our business, our industry, or general economic conditions that affect the assumptions underlying the acquisition. Any one or more of these factors could cause us to not realize the benefits anticipated to result from the acquisitions.
Industry and General Economic Risks
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
A downturn in either the national or local economy where our stores operate, or in the principal markets served by us, or changes in any of the other factors described above, could negatively impact sales at our stores, sales through our other selling channels, and the level of profitability of those stores and other selling channels.
This risk was demonstrated during recent years. As the economic condition in North America weakened significantly in the fall of 2008 and into 2009, our customers, which operate principally in various manufacturing, non-residential construction, and services sectors, experienced a pronounced slowdown that adversely impacted our sales and operating results in those periods. A lag in these sectors, even as the general economy improved, has continued to adversely impact our business. In a more recent example, 2015 saw a collapse in the price of oil. When oil companies make less money, they also spend less money. This cut-back had a ripple effect throughout not just the oil and gas industry, but also businesses catering to that industry, and resulted in a slowdown of our business with customers in those markets.
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
Changes in energy costs and the cost of raw materials used in our products could impact our net sales, gross profit percentage, cost of goods, distribution expenses, and occupancy expenses, which may result in lower operating income. Costs of raw materials used in our products (e.g., steel) and energy costs have fluctuated during the last several years. Increases in these costs result in increased production costs for our suppliers. These suppliers typically look to pass their increased costs along to us through price increases. The fuel costs of our distribution and store operations have fluctuated as well. While we typically try to pass increased supplier prices and fuel costs through to our customers or to modify our activities to mitigate the impact, we may not be successful, particularly if supplier prices or fuel costs rise rapidly. Failure to fully pass any such increased prices and costs through to our customers or to modify our activities to mitigate the impact would have an adverse effect on our operating income. While increases in the cost of fuel or raw materials could be damaging to us, decreases in those costs, particularly if severe, could also adversely impact us by creating deflation in selling prices, which could cause our gross profit margin to deteriorate, or by negatively impacting customers in certain industries, which could cause our sales to those customers to decline. This was evidenced in 2015, when our operating results were negatively impacted by a slow down in our business with customers associated with oil exploration, production, and refinement.
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
Our business may be adversely affected by political gridlock in the United States. We primarily operate in the United States. During recent years there has been significant fiscal uncertainty in the country, the resolution of which has been impeded by political gridlock. We believe this has adversely impacted our business and could negatively impact our business in the future.
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
There can be no assurance we will be able in the future to take advantage effectively of the trend toward consolidation. The trend in our industry toward consolidation could make it more difficult for us to maintain our current gross profit and operating income. Furthermore, as our industrial customers face increased foreign competition, and potentially lose business to foreign competitors or shift their operations overseas in an effort to reduce expenses, we may face increased difficulty in growing and maintaining our market share.
Tight credit markets could impact our ability to obtain financing on reasonable terms or increase the cost of existing or future financing. As of December 31, 2015, we had loans outstanding under our revolving credit facility of $350,000. Loans under the credit facility bear interest at a floating rate based on LIBOR. During periods of volatility and disruption in the U.S. credit markets, financing may become more costly and more difficult to obtain. Although the credit market turmoil of several years ago did not have a significant adverse impact on our liquidity or borrowing costs given that we had not entered into our current credit facility or started borrowing material amounts until after that time, the availability of funds tightened and credit spreads on corporate debt increased. If credit market volatility were to return, then obtaining additional or replacement financing could be more difficult and the cost of doing so could be higher than under our current facility. In addition, due to the floating interest rate provided for under our current credit facility, the cost of servicing loans under that facility could increase. Tight credit conditions could limit our ability to finance stock purchases, dividends, capital expenditures, and other liquidity needs on terms acceptable to us. For more information relating to borrowing and interest rates, see the following sections below: Liquidity and Capital Resources under the heading 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations', 'Item 7A. Quantitative and Qualitative Disclosures about Market Risk', and Note 9 of the Notes to Consolidated Financial Statements.
Investment Risk
We cannot provide any guaranty of future dividend payments or that we will continue to purchase shares of our common stock pursuant to our stock purchase program. Although our board of directors has historically authorized the payment of quarterly cash dividends on our common stock and indicated an intention to do so in the future, there are no assurances that we will continue to pay dividends in the future or continue to increase dividends at historic rates. In addition, although our board of directors has authorized share purchase programs and we have purchased shares in 2016, 2015, and in prior years through these programs, we may discontinue doing so at any time. Any decision to continue to pay quarterly dividends on our common stock, to increase those dividends, or to purchase our common stock in the future will be based upon our financial condition and results of operations, the price of our common stock, credit conditions, and such other factors as are deemed relevant by our board of directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We own the following facilities in Winona, Minnesota:

Purpose	Tote Locations (ASRS)(1)	Approximate Square Feet
Distribution center and home office	253,000	259,000
Manufacturing facility		100,000
Computer support center		13,000
Winona store		15,000
Winona product support facility		55,000
Rack and shelving storage		42,000
Multi-building complex which houses certain operations of the distribution group, the support services group, and the home office support group		30,000
Supplemental warehouse, office, and potential store space, which is subject to a pre-existing retail lease		100,000
(1) Total number of tote locations for small parts storage included in facilities with an automated storage and retrieval system ('ASRS').
We own the following facilities, excluding store locations, outside of Winona, Minnesota:

Purpose	Location	Tote Locations (ASRS)(1)		Approximate Square Feet
Distribution center	Indianapolis, Indiana	539,000	(2)	1,039,000
Manufacturing facility	Indianapolis, Indiana			220,000
Distribution center	Atlanta, Georgia	78,000		198,000
Distribution center	Dallas, Texas	41,000	(3)	176,000
Distribution center	Scranton, Pennsylvania	87,000		189,000
Distribution center	Akron, Ohio	74,000		152,000
Distribution center	Kansas City, Kansas	—		300,000
Distribution center	Kitchener, Ontario, Canada	105,000		142,000
Distribution center	High Point, North Carolina	—	(4)	256,000
Distribution center and manufacturing facility	Modesto, California	83,000		328,000
Manufacturing facility	Rockford, Illinois			100,000
Local re-distribution center and manufacturing facility	Johor, Malaysia			27,000
Manufacturing facility	Wallingford, Connecticut			187,000
(1) Total number of tote locations for small parts storage included in facilities with an ASRS.
(2) This property contains an ASRS with capacity of 52,000 pallet locations, in addition to the 539,000 tote locations for small parts noted above; 185,000 of these small part tote locations are located in the industrial vending automated replenishment facility ('T-Hub'), which is also located on this property.
(3) This facility contains an ASRS with capacity of 14,000 pallet locations, in addition to the 41,000 tote locations for small parts noted above.

(4)	This facility is currently under construction to add an ASRS with capacity of approximately 112,000 tote locations for small parts.
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

ITEM 3.	LEGAL PROCEEDINGS
A description of our legal proceedings, if any, is contained in Note 9 of the Notes to Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Fastenal Company are:

Name	Employee of Fastenal Since	Age	Position
Daniel L. Florness	1996	52	President, Chief Executive Officer, and Director
Leland J. Hein	1985	55	Senior Executive Vice President – Sales and Director
James C. Jansen	1992	45	Executive Vice President – Manufacturing
Sheryl A. Lisowski	1994	48	Interim Chief Financial Officer, Controller, and Chief Accounting Officer
Nicholas J. Lundquist	1979	58	Executive Vice President – Operations
Charles S. Miller	1999	41	Executive Vice President – Sales
Terry M. Owen	1999	47	Senior Executive Vice President – Sales Operations
Gary A. Polipnick	1983	53	Executive Vice President – FAST Solutions®
Ashok Singh	2001	53	Executive Vice President – Information Technology
John L. Soderberg	1993	44	Executive Vice President – Sales Operations and Support
Reyne K. Wisecup	1988	52	Executive Vice President – Human Resources and Director
Mr. Florness has been our president and chief executive officer since January 2016. From December 2002 to December 2015, Mr. Florness was an executive vice president and our chief financial officer. From June 1996 to November 2002, Mr. Florness was our chief financial officer. During his time as chief financial officer, Mr. Florness' responsibilities expanded beyond finance, including leadership of product development and procurement and the company's national accounts business. Mr. Florness has served as one our directors since January 2016.
Mr. Hein has been our senior executive vice president – sales since January 2016. Mr. Hein's responsibilities include sales and operational oversight of our western United States business. From July 2015 to December 2015, Mr. Hein was our chief operating officer. Mr. Hein was our president and chief executive officer from January 2015 to July 2015, and our president from July 2012 to December 2014. From November 2007 to July 2012, Mr. Hein was one of our executive vice presidents – sales. Prior to November 2007, Mr. Hein served in various sales leadership roles at our Company. Mr. Hein has served as one of our directors since 2014.
Mr. Jansen has been our executive vice president – manufacturing since January 2016. Mr. Jansen's responsibilities include oversight of our manufacturing operations. From December 2010 to December 2015, Mr. Jansen was our executive vice president - operations. From November 2007 to December 2010, Mr. Jansen was our executive vice president – internal operations. From May 2005 to November 2007, Mr. Jansen served as leader of systems development (this role encompassed both information systems and distribution systems development). From April 2000 to April 2005, Mr. Jansen served as sales leader of our Texas based region.
Ms. Lisowski has been our interim chief financial officer since January 2016, and our controller and chief accounting officer since October 2013. From March 2007 to October 2013, Ms. Lisowski served as our controller – accounting operations. Ms. Lisowski joined Fastenal in 1994 and, prior to March 2007, served in various roles of increasing responsibility within our finance and accounting team.
Mr. Lundquist has been our executive vice president – operations since July 2012. Mr. Lundquist's responsibilities include distribution development, product development, supplier development, and supply chain. From November 2007 to July 2012, Mr. Lundquist was one of our executive vice presidents – sales. From December 2002 to November 2007, Mr. Lundquist was our executive vice president and chief operating officer.
Mr. Miller has been our executive vice president - sales since November 2015. Mr. Miller’s responsibilities include sales and operational oversight of our eastern United States business. From January 2009 to October 2015, Mr. Miller served as regional vice president of our southeast central region based primarily in Tennessee and Kentucky. Prior to January 2009, Mr. Miller served in various sales leadership roles at our Company.
Mr. Owen has been our senior executive vice president – sales operations since January 2016. Mr. Owen's responsibilities include oversight of our information technology, sales operations and support, international sales, national accounts, FAST Solutions®, and manufacturing operations. From July 2015 to December 2015, Mr. Owen was one of our executive vice president – sales. From May 2014 to June 2015, Mr. Owen served as our executive vice president – e-business, and from December 2007 to May 2014, Mr. Owen was regional vice president of our Texas based and Mexico regions. Prior to December 2007, Mr. Owen served in various distribution center leadership roles.

Mr. Polipnick has been our executive vice president – FAST Solutions® since January 2016. Mr. Polipnick's responsibilities include our FAST Solutions® programs, e-commerce sales, and store inventory modeling and merchandising programs. From July 2015 to December 2015, Mr. Polipnick was our executive vice president – e-business. From July 2012 to June 2015, Mr. Polipnick served as one of our executive vice president – sales. From November 2007 to July 2012, Mr. Polipnick was regional vice president of our Winona based region. Prior to November 2007, Mr. Polipnick served in various sales leadership roles at our Company.
Mr. Singh has been our executive vice president – information technology since January 2011. Mr. Singh joined Fastenal in 2001 and, prior to January 2011, served in various roles of increasing responsibility in the administration and application development areas within our information technology group.
Mr. Soderberg has been our executive vice president – sales operations and support since May 2014. Mr. Soderberg’s responsibilities include industry sales, pricing, contracts, and sales support. From April 2010 to May 2014, Mr. Soderberg was one of our vice presidents – sales. From April 2005 to April 2010, Mr. Soderberg served as regional vice president of our Washington based region. Prior to April 2005, Mr. Soderberg served in various sales leadership roles at our Company.
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
Common Stock Data
Dollar amounts in this section are stated in whole numbers.
Our shares are traded on The NASDAQ Stock Market under the symbol ‘FAST’. As of January 22, 2016, there were approximately 1,200 record holders of our common stock, which includes nominees or broker dealers holding stock on behalf of an estimated 185,000 beneficial owners.
The following table sets forth, by quarter, the high and low closing sale price(1) of our shares on The NASDAQ Stock Market for 2015 and 2014.

2015	High	Low	2014	High	Low
First quarter	$47.40	$39.82	First quarter	$50.43	$42.70
Second quarter	43.41	40.01	Second quarter	51.20	47.80
Third quarter	42.82	36.13	Third quarter	50.08	43.74
Fourth quarter	41.64	35.50	Fourth quarter	48.21	40.78
(1) The closing sale price was obtained from Shareholder.com, a division of Nasdaq OMX.
The following table sets forth our dividend payout (on a per share basis) in each of the last two years:

	2015	2014
First quarter	$0.28	$0.25
Second quarter	0.28	0.25
Third quarter	0.28	0.25
Fourth quarter	0.28	0.25
Total	$1.12	$1.00
On January 14, 2016, we announced a quarterly dividend of $0.30 per share to be paid on February 26, 2016 to shareholders of record at the close of business on January 29, 2016. Our board of directors intends to continue paying quarterly dividends, provided that any future determination as to payment of dividends will depend upon the financial condition and results of operations of the Company and such other factors as are deemed relevant by the board of directors.
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during each of the last three months of 2015:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2015	200,000	$38.55	200,000	3,200,000
November 1-30, 2015	200,000	$38.77	200,000	3,000,000
December 1-31, 2015	100,000	$39.97	100,000	2,900,000
Total	500,000	$38.92	500,000	2,900,000
(1) On May 1, 2015, our board of directors authorized the purchase by us of an additional 4,000,000 shares of our common stock. The reported purchases were made under this authorization, which does not have an expiration date. As of December 31, 2015, we had remaining authority to purchase 2,900,000 shares under this authorization. See Note 4 of the Notes to Consolidated Financial Statements for a description of certain additional purchases by us of shares of our common stock effected after December 31, 2015.
Purchases of shares of our common stock earlier in 2015 are described later in this Form 10-K under the heading ‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’.

The Fastenal Company Common Stock Comparative Performance Graph
Set forth below is a graph comparing, for the five years ended December 31, 2015, the yearly cumulative total shareholder return on our common stock with the yearly cumulative total shareholder return of the S&P 500 Index and the Dow Jones US Industrial Suppliers Index.
The comparison of total shareholder returns in the performance graph assumes that $100 was invested on December 31, 2010 in Fastenal Company, the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index, and that dividends were reinvested when and as paid.
Comparison of Five Year Cumulative Total Return Among Fastenal Company, the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index

	2010	2011	2012	2013	2014	2015
Fastenal Company	$100.00	148.43	163.37	169.18	173.16	152.71
S&P 500 Index	100.00	102.11	118.45	156.82	178.28	180.75
Dow Jones US Industrial Suppliers Index	100.00	132.98	145.02	167.88	167.78	136.77
Note - The graph and index table above were obtained from Zachs SEC Compliance Services Group.

ITEM 6.	SELECTED FINANCIAL DATA
Incorporated herein by reference is Ten-Year Selected Financial Data on pages 4 and 5 of Fastenal’s 2015 Annual Report to Shareholders of which this Form 10-K forms a part, a portion of which is filed as Exhibit 13 to this Form 10-K.

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
BUSINESS AND OPERATIONAL OVERVIEW
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of approximately 2,600 company owned stores. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance, repair, and operations (MRO). The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our product include farmers, truckers, railroads, oil exploration, production and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our stores and customers are primarily located in North America.
BUSINESS DISCUSSION
We are a growth focused organization and we constantly strive to make investments into the growth drivers of our business. These investments typically center on people. By adding more people we add to our ability to interact with and to serve our customers from our local store and to back them up in some type of support role. In recent years this investment has also centered on more industrial vending devices to serve our customers’ needs on a 24 hours a day, 7 days a week basis.
The table below summarizes our store employee count and our total employee count at the end of the periods presented. This is intended to demonstrate the energy (or capacity) added. Later in this document we discuss the average full-time equivalent employee count to help explain the expense trends in more detail. The final two items below summarize our investments in industrial vending devices and in store locations.

	Q4 2014	Q4 2015	Twelve-month % Change
End of period total store employee count	12,293	13,961	13.6%
Change in total store employee count		1,668
End of period total employee count	18,417	20,746	12.6%
Change in total employee count		2,329
Industrial vending machines (installed device count)	46,855	55,510	18.5%
Number of store locations	2,637	2,622	-0.6%
For a quick recap of some positive and negative aspects of our business, we would note the following:
Positive –

(1)	During 2015, we added 1,668 people into our stores. We stated in January 2015 we would add people in an aggressive fashion during 2015. This is the result.

(2)
After several years of holding back on store openings and even contracting our total store base, we plan to expand our pace of store openings in 2016 with a goal of opening 60 to 75 new stores (an increase of approximately 2% to 3% over our number of stores as of December 31, 2015). We opened 41 and 24 stores in 2015 and 2014, respectively, and we closed or consolidated 50 and 73 stores in 2015 and 2014, respectively.

(3)
We are seeing a very strong pace of national account signings. During 2015, we signed more new contracts (defined as new customer accounts with a multi-site contract) with national account customers than in 2014. This increase reversed the declining trend in the previous year. Similar to the third quarter of 2015, the business with our top 100 national account customers (representing approximately 25% of sales) experienced poor sales results in the fourth quarter of 2015, with net sales contraction of approximately 4.3%, while sales to our remaining national account customers (representing approximately 22% of sales) grew approximately 8.1%.

(4)
We have also seen an expansion of our Onsite business (defined as dedicated sales and service provided from within the customer's facility) during 2015. During the year we signed 82 new Onsite customer locations.

(5)
We converted approximately 800 stores to the CSP 16 (Customer Service Project 2016) format in the fourth quarter of 2015. This merchandising footprint, disclosed at our November 2015 Investor Day, involves expanded inventory placement at our store locations to enhance same-day capabilities.

Negative –

(1)
2015 was hit hard by a slowdown in our business with customers connected to the oil and gas industry. Those customers include direct industry participants as well as other customers serving those participants.

(2)	2015 was negatively affected by a strong U.S. dollar, relative to other currencies, which hurts our U.S. customer base (which accounts for approximately 89% of sales).

(3)	The net sales of our Canadian business, which grew about 4% in 'local currency' during the fourth quarter of 2015, slowed from 6% growth in the third quarter of 2015.

(4)
During the fourth quarter of 2015 we decided to terminate our manufacturing joint venture in Brazil and settled several unrelated disputes. These items resulted in approximately $4 million of additional expense in the quarter. We listed these as negative due to the immediate financial impact, but consider these to be positive developments allowing us to focus on growth.

(5)	In late November 2015, and even more so in late December 2015, we experienced a greater number and longer duration of customer plant shutdowns related to the holiday season.

The following sections contain an overview of the following:

1.	Sales and sales trends – a recap of our recent sales trends and some insight into the activities with different end markets.

2.	Growth drivers of our business – a recap of how we grow our business.

3.	Profit drivers of our business – a recap of how we increase our profits.

4.	Statement of earnings information – a recap of the components of our income statement.

5.	Cash flow impact items – a recap of the operational working capital utilized in our business, and the related cash flow.
The most important thing to note before you read this is to remember Fastenal is several businesses within itself; a fastener distributor (about 40% of our business) and a non-fastener distributor (about 60% of our business).
FASTENER SALES
First and foremost, we are a fastener distributor. We have been in this business for almost 50 years. We are good at it. We have strong capabilities at sourcing and procurement, at quality control, at logistics, and at local customer service. Each of these capabilities is focused on the customer at the end of the supply chain. This business is split about 60% production/construction needs and about 40% maintenance needs. The former is a great business, but it can be cyclical because about 75% of our manufacturing customer base is engaged in some type of heavy manufacturing. The sale of production fasteners is also a sticky business in the short-term as it is expensive and time consuming for our customers to change their supplier relationships. While our customer base values the capabilities we bring to the table, in the last twelve months this group of customers has seen a contraction in its production and therefore its need for fasteners. During this time frame, our fastener product line has seen its daily growth decrease from about 10% growth in the last six months of 2014 to about 6% contraction in the fourth quarter of 2015. Said another way, our market share gains continue to be strong, but the contraction from our existing customers, plus some price deflation, has eliminated our growth and created contraction.
NON-FASTENER SALES
Second, we have a non-fastener maintenance and supply business. We have actively pursued this business in the last 20 to 25 years. The capabilities we developed as a fastener distributor, described above, provide a backbone to growing this ‘newer’ business. This backbone has been enhanced in the last five years with our added capabilities in industrial vending. Given our local customer service, we believe we have a structural advantage in the industrial vending business. There is more to industrial vending than the device or the financial resources to deploy; we believe the ability to replenish with a local team from an integrated supply chain network (i.e., the 'Team behind the Machine') is critical to the long-term success of this channel. Because of these capabilities, the non-fastener business remains more resilient. However, similar to our fastener business, our non-fastener business has weakened in the last twelve months. During this time frame, our non-fastener product line has seen its daily sales growth decrease from about 18% growth in the last six months of 2014 to about 1% growth in the fourth quarter of 2015.
Please read through the detailed Sales and Sales Trends section later in this document for additional insight.
Our gross profit decreased from 50.5% in both the fourth quarter of 2014 and third quarter of 2015 to 49.9% in the fourth quarter of 2015. The relationship between sales and gross profit depends on our success within our large account business (an area that is still under-represented in our customer mix). The large account end market produces a below average gross profit; however, as demonstrated in recent quarters, it leverages our existing network of capabilities and allows us to enjoy strong incremental operating income growth. This customer mix change (large versus smaller), as well as our product mix change (from fasteners to non-fasteners), over time are a constant drain on our gross profit, a trend we expect to continue in the future.

However, this trend had limited relevance in the fourth quarter of 2015. Rather, we saw a noticeable squeezing of discretionary spending by our customers in November and December of 2015 (see related discussion about 2015 later in 'summarizing comments'), which produced a noticeable drop in the sale of less frequently purchased products. This resulted in all of the drop in gross profit, when compared to the third quarter of 2015 and substantially all of the change from the fourth quarter of 2014. We believe this to be a temporary issue; however, we don’t know when this drop will subside. Our gross profit is also impacted by supplier incentives. With weaker net sales growth and our tight management of inventory levels, the growth of spending with our suppliers is lower; hence, our supplier incentives are reduced.
In regards to operating expenses, we added 2,329 people to the Fastenal organization in the last twelve months (about 81% of these people were added to a store or some other type of selling location). This provided a meaningful increase in our capacity. However, we needed to fund this increased capacity. We did this by (1) managing our total operating and administrative expenses outside of payroll related costs, and (2) managing our hours worked in a very focused site by site fashion (our store headcount grew by 13.6% in the last twelve months, but our average full-time equivalent store headcount only grew by 10.2%). These two items allowed us to invest in store personnel and fund that investment in a weak economic environment. Below is a quick recap of our full-time equivalent headcount to supplement the information discussed earlier in this document:

	Q4 2014	Q4 2015	Twelve-month % Change
Average full-time equivalent store employee count	10,376	11,436	10.2%
Average full-time equivalent employee count	15,512	16,901	9.0%
Note – Full-time equivalent is based on 40 hours per week.
We touched on our industrial vending earlier, but here is a quick recap: During the fourth quarter of 2015, we signed 4,016 devices (we signed 4,689 devices in the third quarter of 2015 and we signed 4,108 devices during the fourth quarter of 2014), our installed device count on December 31, 2015 was 55,510 (an increase of 18.5% over December 31, 2014), and the percent of total net sales to customers with industrial vending was 43.9%. Our total daily sales to customers with industrial vending during the fourth quarter of 2015 grew 0.7% over the fourth quarter of 2014. However, daily sales of non-fastener products to customers with vending grew approximately 4%, while daily sales of fasteners to customers with vending contracted approximately 8%.
Finally, some thoughts on capital allocation: During the latter half of 2014 and throughout 2015, we have been modifying our capital allocation by buying back some common stock. One factor influencing our stock buybacks is our external valuation. Our relative stock valuation has weakened over the last several years, which prompted us to reassess our cash deployment. To this end, we have spent approximately $337 million buying back stock in the last six quarters and have repurchased approximately 2.7% of our outstanding shares from the start of this time frame. We are mindful of our shareholders’ expectations relative to our dividend paying history and have primarily funded this buyback with debt. Over the last three to four years, we had dramatically increased our capital expenditures, relative to our net earnings, for the rapid deployment of distribution automation and industrial vending over where those expenditures had been in prior years. These investments will continue in the future; however, we expect capital expenditures, relative to our net earnings, will moderate and will allow us to continue to fund our cash needs for our day-to-day business primarily from continuing operations. Please read through the detailed Cash Flow Impact Items section, and the Consolidated Statements of Cash Flows later in this document, for additional insight.
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

The concept of growth is simple, find more customers every day and increase our activity with them. However, execution is hard work. First, we recruit service-minded individuals to support our customers and their business. Second, we operate in a decentralized fashion to help identify the greatest value for our customers. Third, we have a great team behind the store to operate efficiently and to help identify new business solutions. Fourth, we do these things every day. Finally, we strive to generate strong profits; these profits produce the cash flow necessary to fund our growth and to support the needs of our customers.
SALES GROWTH
Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
Net sales and daily sales were as follows:

	2015	2014	2013
Net sales	$3,869,187	3,733,507	3,326,106
Percentage change	3.6%	12.2%	6.1%
Business days	254	253	254
Daily sales	$15,233	14,757	13,095
Percentage change	3.2%	12.7%	6.1%
Impact of currency fluctuations (primarily Canada)	-1.2%	-0.5%	-0.2%
The increase in net sales in 2015, 2014, and 2013 came primarily from higher unit sales. Our growth in net sales was impacted by slight inflationary price changes in our non-fastener products and some price deflation in our fastener products, with the net impact being a slight drag on growth. The higher unit sales resulted primarily from increases in sales at older store locations (discussed below and again later in this document) and to a lesser degree the opening of new store locations in the last several years. Our growth in net sales was not meaningfully impacted by the introduction of new products or services, with one exception. Over the last several years, our industrial vending initiative has stimulated faster growth with a subset of our customers (discussed later in this document). The growth in net sales at the older store locations was due to the growth drivers of our business (discussed later in this document). The rate of growth in net sales in 2015 was hindered by weakness in the industrial production and non-residential construction industries served by us. The added growth in 2014 was largely related to two things – the expansion, which began in the latter half of 2013, in the number of our store employees and the number of district and regional leaders supporting our stores, all in effort to generate more selling energy within our stores, and a stabilization in our OEM fastener business.
The impact of the economy is best reflected in the growth performance of our stores opened greater than ten years ago (store sites opened as follows: 2015 group – opened 2005 and earlier, 2014 group – opened 2004 and earlier, and 2013 group – opened 2003 and earlier) and opened greater than five years ago (store sites opened as follows: 2015 group – opened 2010 and earlier, 2014 group – opened 2009 and earlier, and 2013 group – opened 2008 and earlier). These two groups of stores are more cyclical due to the increased market share they enjoy in their local markets. The stores opened greater than two years ago represent a consistent ‘same store’ view of our business (store sites opened as follows: 2015 group – opened 2013 and earlier, 2014 group – opened 2012 and earlier, and 2013 group – opened 2011 and earlier). The daily sales change for each of these groups was as follows:

Store Age	2015	2014	2013
Opened greater than 10 years	2.7%	10.5%	2.1%
Opened greater than 5 years	2.5%	10.9%	3.6%
Opened greater than 2 years	2.5%	11.5%	4.4%
Note: The age groups above are measured as of the last day of each respective year.
Stores opened in 2015 contributed approximately $8,745 (or 0.2%) to 2015 net sales. Stores opened in 2014 contributed approximately $28,028 (or 0.7%) to 2015 net sales and approximately $9,762 (or 0.3%) to 2014 net sales. The rate of growth in sales of store locations generally levels off after they have been open for five years, and, as stated earlier, the sales generated at our older store locations typically vary more with the economy than do the sales of younger stores.

SALES BY PRODUCT LINE
The approximate mix of sales from the fastener product line and from the other product lines was as follows:

	2015	2014	2013
Fastener product line	38%	40%	42%
Other product lines	62%	60%	58%
The decrease in our fastener sales as a percentage of total sales has been driven by the continued success of our non-fastener product lines, which we began to add in the 1990's, and by the growth of our industrial vending program. Since we sell primarily non-fastener products in our industrial vending machines, this program has led to greater resilience to weak industrial production of our non-fastener business compared to our fastener business.
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
Monthly Sales Changes:
All company sales – During the months noted below, all of our selling locations, when combined, had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2015	12.0%	8.6%	5.6%	6.1%	5.3%	3.7%	3.2%	1.6%	-0.3%	-0.8%	-1.1%	-3.8%
2014	6.7%	7.7%	11.6%	10.0%	13.5%	12.7%	14.7%	15.0%	12.9%	14.6%	15.3%	17.4%
2013	6.7%	8.2%	5.1%	4.8%	5.3%	6.0%	2.9%	7.2%	5.7%	7.7%	8.2%	6.7%
Stores opened greater than two years – Our stores opened greater than two years (store sites opened as follows: 2015 group – opened 2013 and earlier, 2014 group – opened 2012 and earlier, and 2013 group – opened 2011 and earlier) represent a consistent 'same-store' view of our business. During the months noted below, the stores opened greater than two years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2015	11.2%	7.8%	4.8%	5.4%	4.6%	3.2%	2.6%	1.0%	-0.9%	-1.1%	-2.1%	-5.0%
2014	5.5%	6.5%	10.2%	8.4%	12.1%	11.4%	13.4%	14.0%	11.8%	13.5%	14.0%	16.5%
2013	5.0%	6.5%	3.4%	3.1%	3.5%	4.3%	1.4%	5.5%	4.2%	6.1%	6.2%	4.9%
Stores opened greater than five years – The impact of the economy, over time, is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2015 group – opened 2010 and earlier, 2014 group – opened 2009 and earlier, and 2013 group – opened 2008 and earlier). This group, which represented about 90% of our total sales in 2015, is more cyclical due to the increased market share they enjoy in their local markets. During the months noted below, the stores opened greater than five years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2015	10.8%	7.2%	4.8%	5.6%	4.6%	3.1%	3.1%	1.3%	-1.1%	-1.0%	-1.8%	-5.3%
2014	4.6%	5.4%	9.5%	7.7%	11.5%	10.8%	12.9%	13.4%	11.7%	13.3%	13.6%	16.2%
2013	3.2%	5.6%	2.3%	2.0%	2.7%	3.4%	0.6%	4.7%	3.2%	5.3%	6.1%	4.8%
Summarizing comments – There are three distinct influences to our growth: (1) execution, (2) currency fluctuations, and (3) economic fluctuations. This discussion centers on (2) and (3).
The change in currencies in foreign countries (primarily Canada) relative to the United States dollar impacted our net sales growth over the last several years. During the years 2013, 2014, and 2015, it lowered our net sales growth by 0.2%, 0.5%, and 1.2%, respectively.

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
Our sales to customers engaged in light and medium duty manufacturing (largely related to consumer products) began to improve late in 2013 and into 2014. This made sense given the trends in the PMI Index at that time. In the first quarter of 2014, our sales growth was hampered in January and February due to a weak economy and foreign exchange rate fluctuations (primarily related to the Canadian dollar); however, the biggest impact was a severe winter in North America and its negative impact on our customers and our trucking network. In March 2014, the weak economy and negative foreign exchange rate fluctuations continued; however, the weather normalized and our daily sales growth expanded to 11.6%. This double digit growth in March was helped by the Easter timing (April in 2014). In the second quarter of 2014, the negative impact of the Easter timing was felt, and then a 'less noisy' picture emerged in May and June. Our sales to customers engaged in heavy machinery manufacturing (primarily serving the mining, military, agricultural, and construction end markets), which represents approximately one fifth of our business, had a very weak 2013, but stabilized late in 2013 and improved in 2014.
During 2015, our business weakened. As mentioned earlier in this document and in prior quarterly disclosures, the weakening initially involved customers tied to the oil and gas sector, but grew during the course of the year to include customers across additional industries and in geographic areas not typically associated with the oil and gas sector. In November and December one distinct trend emerged involving customer plant shutdowns. This is not uncommon during the holiday season; however, we experienced a greater number and duration of shutdowns than in prior years during both late November and late December, with the trend more pronounced in late December.
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

	Jan.(1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Cumulative Change from Jan. to Oct.
Benchmark	0.8%	2.2%	3.8%	0.4%	3.1%	2.7%	-2.1%	2.5%	3.7%	-1.2%	15.9%
2015	-3.6%	-0.1%	4.2%	-2.1%	3.4%	0.9%	-4.3%	4.1%	-0.9%	-2.0%	2.9%
15Delta	-4.4%	-2.3%	0.4%	-2.5%	0.3%	-1.8%	-2.2%	1.6%	-4.6%	-0.8%	-13.0%
2014	-1.4%	3.0%	7.1%	-2.6%	4.2%	2.5%	-3.8%	5.8%	1.0%	-1.5%	16.2%
14Delta	-2.2%	0.8%	3.3%	-3.0%	1.1%	-0.2%	-1.7%	3.3%	-2.7%	-0.3%	0.3%
2013	-0.4%	2.0%	3.4%	-1.1%	1.0%	3.2%	-5.5%	5.5%	2.9%	-2.9%	8.2%
13Delta	-1.2%	-0.2%	-0.4%	-1.5%	-2.1%	0.5%	-3.4%	3.0%	-0.8%	-1.7%	-7.7%

(1) The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.

A graph of the sequential daily sales change pattern discussed above, starting with a base of '100' in the previous October and ending with the next October, would be as follows:
End Market Performance:
Fluctuations in end market business – The sequential trends noted above were directly linked to fluctuations in our end markets. To place this in perspective – approximately 50% of our business has historically been with customers engaged in some type of manufacturing. The daily sales growth rates to these customers, when compared to the same period in the prior year, were as follows:

	Q1	Q2	Q3	Q4	Annual
2015	6.9%	3.8%	1.1%	-2.2%	2.3%
2014	9.0%	11.2%	13.7%	13.8%	12.0%
2013	7.0%	5.9%	4.7%	7.2%	6.3%
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
The best way to understand the change in our industrial production business is to examine the results in our fastener product line (just under 40% of our business) which is heavily influenced by changes in our business with heavy equipment manufacturers. From a company perspective, sales growth rates of fasteners, when compared to the same period in the prior year, were as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2015	5.5%	0.0%	-4.4%	-6.2%	-1.4%
2014	1.6%	5.5%	9.9%	11.4%	6.9%
2013	1.7%	1.9%	1.0%	1.9%	1.6%

By contrast, the best way to understand the change in the maintenance portion of the manufacturing business is to examine the results in our non-fastener product lines. From a company perspective, sales growth rates of non-fasteners, when compared to the same period in the prior year, were as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2015	11.7%	9.0%	5.9%	1.2%	6.8%
2014	14.2%	17.1%	17.6%	19.0%	17.2%
2013	10.8%	8.5%	8.9%	12.0%	10.1%
The non-fastener business demonstrated greater relative resilience over the last several years, when compared to our fastener business and to the distribution industry in general, due to our strong industrial vending program. However, this business was not immune to the impact of a weak industrial environment.
Our non-residential construction customers have historically represented 20% to 25% of our business. The daily sales growth rates to these customers, when compared to the same period in the prior year, were as follows:

	Q1	Q2	Q3	Q4	Annual
2015	6.2%	1.6%	-1.7%	-6.1%	-0.2%
2014	2.9%	7.5%	9.3%	12.6%	7.8%
2013	2.9%	0.7%	3.9%	2.8%	2.5%

Our non-residential construction business is heavily influenced by the industrial economy, particularly the energy sector. The volatility and weakness of energy prices has weakened this business, particularly in the last three quarters.
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
For a little perspective, we began our business in 1967 with an idea to sell nuts and bolts (fasteners) through vending machines. We soon learned the technology of the 1960's wasn't ready, and also learned a lot of products didn't fit, so we went to 'Plan B': sell to business users with a direct sales force. It took us a number of years to 'work out the bugs', but ten years later we began to pick up the pace of store openings. After another ten years of expansion we had approximately 50 stores and sales of about $20 million. Our need for cash to fund our growth was growing, as was our desire to allow employee ownership. This led us to a public offering in 1987.
In our first ten years of being public (1987 to 1997), we opened stores at an annual rate approaching 30% per year. In the next ten years (1997 to 2007), we opened stores at an annual rate of approximately 10% to 15% and, since 2007, at an annual rate of approximately 1% to 8%. We opened 24 stores in 2014, at an annual rate of approximately 1%, and 41 stores in 2015, at an annual rate of approximately 2%. Our preliminary estimate for 2016 is to open 60 to 75 stores, which is an annual rate of approximately 2% to 3%.
During our almost 50 years of business existence, we have constantly evolved to better serve the market (as is described in the paragraphs below) and have always been willing to challenge our approach. In our first 20 to 25 years, we closed several store locations because we felt the market was insufficient to operate a profitable 'fastener only' business. Every one of those locations was subsequently ‘reopened’ when our business model evolved to serve these markets profitably. During the last 20 to 25 years, we have enjoyed continued success with our store-based model, but we continue to challenge our approach. This resulted in our closing approximately 85 stores in the ten years prior to 2014 - not because they weren’t successful, but rather because we felt we had a better approach to growth. During 2014, we continued to challenge our approach and closed 73 stores. Several items we think are noteworthy: the group of stores we identified for closure in the second half of 2014 was profitable in the first quarter of 2014 (our 2014 analysis measurement period); those stores operated with average sales of about $36 thousand per month. We chose to close this group because we felt this was simply a better approach to growing our business profitably. During 2015, we closed 50 stores. Similar to 2014, we chose to close this group of stores because we felt this was simply a better approach. During the third quarter of 2014 (our 2015 analysis measurement period), 35 of these 50 stores were profitable.
There is a short-term price for closing these stores; and, since we believe we will maintain the vast majority of the sales associated with these locations and most of the impacted employees have a nearby store from which to operate, the price primarily relates to the future commitments related to the leased locations. We have recorded the impaired future costs related to these commitments. The related expense was not material as these locations have relatively short lease commitments and minimal leasehold improvements. We use the term closed; however, we consider them to be consolidated into another location since the vast majority are in close proximity to another store.
During the years, our expanding footprint has provided us with greater access to more customers, and we have continued to diversify our growth drivers. This was done to provide existing store personnel with more tools to grow their business organically, and the results of this are reflected in our earlier discussion on sales growth at stores opened greater than five years. In the early 1990's, we began to expand our product lines beyond primarily fasteners, and we added new product knowledge to our bench (the non-fastener products now represent about 60% of our sales). This was our first big effort to diversify our growth drivers. The next step began in the mid to late 1990's when we began to add sales personnel with certain specialties or focus. This began with our National Accounts group in 1995, and over time, has expanded to include individuals dedicated to: (1) sales related to our internal manufacturing division, (2) government sales, (3) internet sales, (4) construction, (5) specific products (most recently metalworking), and (6) industrial vending. Another step occurred at our sales locations (this includes Fastenal stores as well as strategic account stores and Onsite locations) and at our distribution centers, and began with a targeted merchandising and inventory placement strategy that included our 'Customer Service Project' approximately thirteen years ago and our 'Master Stocking Hub' initiative approximately eight years ago. These strategies allowed us to better target where to stock certain products (local store, regional distribution center, master stocking hub, or supplier) and allowed us to improve our fulfillment, lower our freight costs, and improve our ability to serve a broader range of customers. During 2013 and 2014, we expanded our store-based inventory offering around select industries (with an emphasis on fasteners, construction products, and safety products) and beginning in the latter half of 2013 we expanded two key employee groups: (1) the number of employees working in our stores and (2) the number of district and regional leaders supporting our stores. To improve the efficiency, accuracy, and capacity of our distribution centers, we made significant investments into distribution automation over the last several years (a majority of our facilities are now automated, and greater than 80% of our picking occurs at an automated distribution center). Finally, we also added a high frequency distribution center, internally known as T-hub, to support vending and other high frequency selling activities. During 2015, we continued to enhance the technology in our automated distribution centers, and sharpened our focus on growing our Onsite business. In the fourth quarter of 2015, we also began further expansion of our store-based inventory offering (CSP 16). This merchandising footprint involves expanded inventory placement at our store locations to enhance same-day delivery capabilities. The theme that shines through in all these changes is a simple one – invest into and support our sales machine – the local store.
Over the last several years, our industrial vending operation has been an expanding component of our store-based business. We believe industrial vending will be an important chapter in the Fastenal story; we also believe it has the potential to be transformative to industrial distribution, and that we have a 'first mover' advantage. Given this, we have been investing aggressively to maximize the advantage.
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

The industrial vending information related to contracts signed during each period was as follows:

		Q1	Q2	Q3	Q4	Annual
Device count signed during the period	2015	3,962	5,144	4,689	4,016	17,811
	2014	4,025	4,137	4,072	4,108	16,342
	2013	6,568	6,084	4,836	4,226	21,714

'Machine equivalent' count signed during the period	2015	2,916	3,931	3,769	3,319	13,935
	2014	2,974	3,179	3,189	3,243	12,585
	2013	4,825	4,505	3,656	3,244	16,230

The industrial vending information related to installed machines at the end of each period was as follows:

		Q1	Q2	Q3	Q4
Device count installed at the end of the period	2015	48,545	50,620	53,547	55,510
	2014	42,153	43,761	45,596	46,855
	2013	32,007	36,452	39,180	40,775

'Machine equivalent' count installed at the end of the	2015	35,997	37,714	40,067	41,905
period	2014	30,326	31,713	33,296	34,529
	2013	22,020	25,512	27,818	29,262
The following table includes some additional statistics regarding our sales and sales growth:

		Q1	Q2	Q3	Q4
Percent of total net sales to customers with	2015	40.5%	40.9%	42.1%	43.9%
industrial vending(1)	2014	37.8%	37.0%	37.8%	39.3%
	2013	27.5%	30.0%	33.3%	36.6%

Daily sales growth to customers with	2015	12.3%	8.6%	4.8%	0.7%
industrial vending(2)	2014	19.7%	20.9%	21.9%	20.0%
	2013	23.9%	18.9%	15.2%	18.7%
(1) The percentage of total sales (vended and traditional) to customers currently using a vending solution.
(2) The growth in total sales (vended and traditional) to customers currently using a vending solution compared to the same period in the preceding year.
Our total daily sales growth to customers with industrial vending declined during 2015, which was primarily the result of the slowdown in our business with customers connected to the oil and gas industry, including direct industry participants as well as other customers serving those participants. To put this into perspective, in the third quarter of 2015, daily sales to customers with vending grew 4.8% over the third quarter of 2014; however, daily sales of non-fastener products to customers with vending grew approximately 8%, while daily sales of fasteners to customers with vending contracted approximately 3%. Further, in the fourth quarter of 2015, daily sales to customers with vending grew 0.7% over the fourth quarter of 2014; however, daily sales of non-fastener products to customers with vending grew approximately 4%, while daily sales of fasteners to customers with vending contracted approximately 8%.
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
The best way to appreciate this dynamic is to look at the cost components of our business. The cost components of a store include the following: (1) cost of sales and (2) operating and administrative expenses. The operating and administrative expenses can be further split into (listed by relative size): (1) people costs (base pay, incentive pay, benefits, training, and payroll related taxes), (2) occupancy costs (facility expenses such as rent, property taxes, repairs, and depreciation on owned facilities, as well as utility costs, equipment expenses, and vending machine related expenses), and (3) ‘all other’ expenses. The largest component of the last category is the vehicles needed in each store to support selling activities.
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
The second component, operating and administrative expenses, does just the opposite, it generally improves as a percentage of net sales. This is due to the fixed nature of our ‘open for business’ expenses and the attractive incremental profit margin typically realized in our remaining variable expenses. The ‘open for business’ expenses are the expenses needed to ‘just keep the front door open’, and they relate to a base staffing level, a base facility cost, and base vehicle costs. These expenses do not generate a profit; however, they create the opportunity for future sales growth that will generate profits. This drives our ‘pathway to profit’.

STATEMENT OF EARNINGS INFORMATION (percentage of net sales) for the periods ended December 31:

	Twelve-month Period
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Gross profit	50.4%	50.8%	51.7%
Operating and administrative expenses	29.0%	29.8%	30.3%
Gain on sale of property and equipment	0.0%	0.0%	0.0%
Operating income	21.4%	21.1%	21.4%
Net interest income (expense)	-0.1%	0.0%	0.0%
Earnings before income taxes	21.3%	21.1%	21.5%
Note – Amounts may not foot due to rounding difference.
Gross profit – The gross profit percentage in the first, second, third, and fourth quarters was as follows:

	Q1	Q2	Q3	Q4
2015	50.8%	50.3%	50.5%	49.9%
2014	51.2%	50.8%	50.8%	50.5%
2013	52.3%	52.2%	51.7%	50.6%
Over the last several years our gross profit has fluctuated due to our mix of store sizes, customer sizes, products, geographies, end markets, and end market uses (such as industrial production business versus maintenance business). We have previously indicated a short-term expectation for gross profit of around 51%; however, we would expect this percentage to decline over time as our average store size grows (see discussion earlier under 'Profit Drivers of our Business' and below). As stated below, this structural gross profit change centers primarily on customer mix and, to a lesser degree, product mix. However, as discussed in the operating and administrative expenses section below, we would expect this structural change to improve operating and administrative expenses as a percentage of net sales.
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
During 2015, our gross profit, as a percentage of net sales, decreased when compared to 2014. This decrease centered on transactional impacts driven by changes in product and customer mix. Our gross profit, as a percentage of net sales, also decreased in the fourth quarter of 2015 when compared to the fourth quarter of 2014. We saw a noticeable squeezing of discretionary spending by our customers in November and December of 2015, which produced a noticeable drop in sales of less frequently purchased products. This resulted in all of the drop in gross profit when compared to the third quarter of 2015, and substantially all of the change from the fourth quarter of 2014.
During 2014, our gross profit dropped below 51%. The drop generally centered on transactional impacts driven by product and customer mix and our strong emphasis on growing average store sales.
Operating and administrative expenses - as a percentage of sales improved from 2014 to 2015.
Historically, our two largest components of operating and administrative expenses have consisted of employee related expenses (approximately 65% to 70%) and occupancy related expenses (approximately 15% to 20%). The remaining expenses cover a variety of items with selling transportation typically being the largest.
The three largest components of operating and administrative expenses grew (or contracted) as follows for the periods ended December 31 (compared to the same periods in the preceding year):

	Twelve-month Period
	2015	2014	2013
Employee related expenses	0.7%	11.7%	4.6%
Occupancy related expenses	7.4%	6.9%	11.2%
Selling transportation costs	-13.1%	10.1%	0.8%
Employee related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. The slight increase in 2015, when compared to 2014, was caused by increases in full-time equivalent headcount (see table below) and growth in our profit sharing contribution, primarily due to our expanding growth in operating income. Offsetting factors included lower performance bonuses and commissions due to the decrease in our gross profit percentage, and a focused reduction in overtime hours paid. The increase in 2014, when compared to 2013, was driven by (1) an increase in performance bonuses and commissions due to our expanding sales growth from the past year, (2) a contraction in profit sharing contribution due to lower relative profitability, and (3) an increase in health care costs. These factors, combined with an increase in full-time equivalent headcount (see table below), caused employee related costs to grow.

On average, the full-time equivalent (FTE) headcount grew as follows (compared to the same period in the preceding years):

	Twelve-month Period
	2015	2014	2013
Store based	6.2%	12.5%	2.3%
Total selling (includes store)	6.1%	12.3%	3.3%
Distribution	6.1%	11.5%	4.3%
Manufacturing	0.1%	10.7%	6.0%
Administrative	6.7%	8.9%	7.1%
Total average FTE headcount	5.9%	11.9%	3.8%
Occupancy related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our stores and distribution locations, and (4) industrial vending equipment (we consider the vending equipment to be a logical extension of our store operation and classify the expense as occupancy). The increase in 2015, when compared to 2014, was driven by (1) an increase in the amount of industrial vending equipment as discussed earlier in this document, and (2) an increased investment in our distribution infrastructure over the last several years, primarily related to automation. The increase in 2014, when compared to 2013, was driven by (1) an increase in the amount of industrial vending equipment as discussed earlier in this document, (2) an increase in building utility cost due to a severe winter in January and February 2014 and increases in natural gas prices during the 2014 heating season, (3) an increased investment in our distribution infrastructure over the last several years, primarily related to automation, and (4) an accrual related to store closings. In 2015 and 2014, the industrial vending component represented approximately 42% and 45%, respectively, of the increase.
Our selling transportation costs consist primarily of our store fleet as most of the distribution fleet costs are included in cost of sales. Selling transportation costs included in operating and administrative expenses contracted in 2015, when compared to 2014. This was driven by the decline in fuel costs (see discussion below). The growth in selling transportation costs included in operating and administrative expenses in 2014, when compared to 2013, was driven by the increase in store headcount and by a reduction in mileage per gallon associated with severe winter driving conditions.
The last several years have seen some variation in the cost of diesel fuel and gasoline. During the first, second, third, and fourth quarters of 2015, our total vehicle fuel costs were approximately $8.8 million, $9.1 million, $8.6 million, and $7.8 million, respectively. During the first, second, third, and fourth quarters of 2014, our total vehicle fuel costs were approximately $11.9 million, $12.5 million, $11.5 million, and $9.5 million, respectively. The changes resulted from variations in fuel costs, variations in the service levels provided to our stores from our distribution centers, changes in the number of vehicles at our store locations, changes in the number of other sales centered vehicles as a result of store openings and the expansion of our non-store sales force, and changes in driving conditions. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of sales and the fuel utilized in our store delivery and other sales centered vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50:50 between distribution and store and other sales centered use).
Income taxes – Income taxes, as a percentage of earnings before income taxes, were approximately 37.5%, 37.2%, and 37.1% for 2015, 2014, and 2013, respectively. The increase in our income tax rate from 2014 to 2015 was driven by an increase in valuation allowances on deferred tax assets and changes in the reserve for uncertain tax positions. Our income tax rate increased slightly from 2013 to 2014. As our international business and profits grew the past several years, the lower income tax rates in those jurisdictions, relative to the United States, have lowered our effective tax rate.
Net earnings – Net earnings, net earnings per share (EPS), percentage change in net earnings, and the percentage change in EPS, were as follows:

Dollar Amounts	2015	2014	2013
Net earnings	$516,361	494,150	448,636
Basic EPS	1.77	1.67	1.51
Diluted EPS	1.77	1.66	1.51
Percentage Change	2015	2014	2013
Net earnings	4.5%	10.1%	6.7%
Basic EPS	6.0%	10.6%	6.3%
Diluted EPS	6.6%	9.9%	6.3%

During 2015, the net earnings increase was greater than that of sales primarily due to the effective management of operating expenses. During 2014, the net earnings increase was less than that of sales primarily due to the reduction in the gross profit percent realized. During 2013, the net earnings increase was greater than that of sales primarily due to the expansion in the gross profit percent realized and a slightly lower income tax rate.

CASH FLOW IMPACT ITEMS
Operational working capital – Operational working capital, which we define as accounts receivable, net and inventories, are highlighted below. The annual dollar change and the annual percentage change were as follows:

Dollar change	2015	2014
Accounts receivable, net	$6,298	47,746
Inventories	44,039	85,156
Operational working capital	$50,337	132,902
Annual percentage change	2015	2014
Accounts receivable, net	1.4%	11.5%
Inventories	5.1%	10.9%
Operational working capital	3.8%	11.1%
The growth in net accounts receivable noted above was comparative to our sales growth in the final two months of the year. The strong growth in recent years with our international business and of our large customer accounts has created some difficulty with managing the growth of accounts receivable relative to the growth in sales.
Our growth in inventory balances over time does not have as direct a relationship to our monthly sales patterns as does our growth in accounts receivable. This is impacted by other aspects of our business. For example, the dramatic economic slowdown in late 2008 and early 2009 caused our inventory to spike. This occurred because the lead time for inventory procurement is typically longer than the visibility we have into future monthly sales patterns. Over the last decade, we increased our relative inventory levels due to the following: (1) new store openings, (2) expanded stocking breadth at distribution centers (for example, our master stocking hub in Indianapolis expanded its product breadth over six fold from 2005 to 2011), (3) expanded direct sourcing, (4) expanded Fastenal brands (private label), (5) expanded industrial vending solutions, (6) national accounts growth, (7) international growth, and (8) expanded stocking breadth at individual stores. While all of these items impacted both 2015 and 2014, items (3) through (8) had the greatest impact.
The approximate percentage mix of inventory stocked at our stores versus our distribution center locations was as follows at year end:

	2015	2014	2013
Store	61%	56%	58%
Distribution center	39%	44%	42%
Total	100%	100%	100%
New stores open with the standard store model (CSP 16), which consists of a core stocking level of approximately $60 thousand per location. This inventory level grows as the level of business in a store grows. In the fourth quarter of 2015, we began expanding the inventory offering at our existing store locations to the CSP 16 format.

As we indicated in earlier communications, our goal is to target a ratio of annual sales to accounts receivable and inventory (Annual Sales: AR&I) of approximately a 3.0:1 ratio. On December 31, 2015 and 2014, we had a ratio of 2.8:1.
Acquisition – On October 31, 2015 we acquired certain assets of Fasteners, Inc., a regional industrial and construction supply distributor with store locations in the states of Washington, Idaho, Oregon, and Montana. The business did not have a material impact on our 2015 operating results although the all-cash acquisition had some impact on our current assets and cash flow. The acquisition is not expected to have a material impact on our overall net sales in 2016.

Liquidity and Capital Resources:
Net cash provided by operating activities — Net cash provided by operating activities in dollars and as a percentage of net earnings were as follows:

	2015	2014	2013
Net cash provided	$546,940	499,392	416,120
% of net earnings	105.9%	101.1%	92.8%
In 2015, the increase in the net cash provided by operating activities was driven by growth in net earnings, and a decrease in the cash required to fund our net working capital, which includes accounts receivable and inventory changes. This was partially offset by an increase in cash paid for income taxes. In 2014, the increase in the net cash provided by operating activities was primarily due to increases in net earnings.
Net cash used in investing activities — Net cash used in investing activities in dollars and as a percentage of net earnings were as follows:

	2015	2014	2013
Net cash used	$180,627	188,781	201,792
% of net earnings	35.0%	38.2%	45.0%

The changes in net cash used in investing activities were primarily related to changes in our net capital expenditures as discussed below and cash paid for acquisitions in 2015 and 2014.
Net capital expenditures (purchases of property and equipment, less proceeds from the sale of property and equipment) in dollars and as a percentage of net earnings were as follows:

	2015	2014	2013
Net capital expenditures	$145,227	183,655	201,550
% of net earnings	28.1%	37.2%	44.9%
Our net capital expenditures decreased in both 2015 and 2014. This was largely related to the completion of distribution automation projects in process during 2014 and 2013.
Property and equipment expenditures in 2015, 2014, and 2013 consist of: (1) purchase of software and hardware for Fastenal’s information processing systems, (2) addition of certain pickup trucks, (3) purchase of signage, shelving, and other fixed assets related to store openings, (4) addition of manufacturing and warehouse equipment, (5) expansion or improvement of certain owned or leased store properties, (6) expansion of Fastenal’s distribution/trucking fleet, (7) purchases related to industrial vending, which primarily consists of automated vending equipment and construction of a new centralized distribution facility (2014 and 2013), and (8) costs related to enhancements to distribution centers with existing automation (2015, 2014, and 2013), and the expansion of our distribution centers in High Point, North Carolina (2015), Modesto, California (2014), Scranton, Pennsylvania (2014 and 2013), Kitchener, Ontario, Canada (2014 and 2013), Akron, Ohio (2013), Atlanta, Georgia (2013), and Indianapolis, Indiana (2013). Disposals of property and equipment consist of the planned disposition of certain pick-up trucks, semi-tractors, and trailers in the normal course of business, and the disposition of real estate relating to several store locations (2015, 2014, and 2013) and a distribution center (2015).

Set forth below is an estimate of our 2016 net capital expenditures and a recap of our 2015, 2014, and 2013 net capital expenditures.

	2016	2015	2014	2013
Net Capital Expenditures	(Estimate)	(Actual)	(Actual)	(Actual)
Manufacturing, warehouse and packaging equipment, industrial vending equipment, and facilities	$66,000	112,460	144,649	164,940
Shelving and related supplies for store openings and for product expansion at existing stores	22,000	8,958	6,712	6,354
Data processing software and equipment	24,000	19,653	23,978	12,652
Real estate and improvements to store locations	5,000	4,247	4,091	9,603
Vehicles	18,000	9,850	10,044	12,991
Proceeds from sale of property and equipment	(7,000)	(9,941)	(5,819)	(4,990)
	$128,000	145,227	183,655	201,550

We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and from our borrowing capacity. Because of the considerable cash needed to expand our industrial vending business, to increase the use of automation in our distribution centers, and to fund purchases of our common stock and dividends, we increased our borrowing under our $700,000 unsecured revolving credit facility. The credit facility has an expiration date of March 1, 2018.
The borrowings under the credit facility peaked during each quarter as follows:

Peak borrowings	2015	2014
First quarter	185,000	85,000
Second quarter	400,000	115,000
Third quarter	395,000	160,000
Fourth quarter	390,000	155,000

As of December 31, 2015, we had loans outstanding under the credit facility of $350,000 and undrawn letters of credit outstanding under the credit facility in an aggregate face amount of $36,266.
We have future commitments for facilities and equipment and for vehicles at year end. The facility and vehicle amounts primarily consist of future payments under operating leases. The expected future cash obligations related to the commitments are as follows:

	Total	2016	2017 and 2018	2019 and 2020	After 2020
Facilities and equipment	$247,128	95,789	113,782	35,978	1,579
Vehicles	54,581	27,599	25,540	1,442	—
Total	$301,709	123,388	139,322	37,420	1,579
Net cash used in financing activities – Net cash used in financing activities in dollars and as a percentage of net earnings were as follows:

	2015	2014	2013
Net cash used	$337,563	249,732	234,443
% of net earnings	65.4%	50.5%	52.3%

The fluctuations in net cash used in financing activities are due to changes in the level of our dividend payments and in the level of common stock purchases. These amounts were partially offset by the exercise of stock options and the related tax impact, and net borrowings under the credit facility. These items in dollars and as a percentage of earnings were as follows:

	2015	2014	2013
Dividends paid	$327,101	296,581	237,456
% of net earnings	63.3%	60.0%	52.9%

Common stock purchases	292,951	52,942	9,080
% of net earnings	56.7%	10.7%	2.0%

Total returned to shareholders	$620,052	349,523	246,536
% of net earnings	120.1%	70.7%	54.9%

Proceeds from the exercise of stock options and the related excess tax benefits from stock-based compensation	$(22,489)	(9,791)	(12,093)
% of net earnings	-4.4%	-2.0%	-2.6%

Cash borrowings, net	$(260,000)	(90,000)	—
% of net earnings	-50.4%	-18.2%	—%

Net cash used	$337,563	249,732	234,443
% of net earnings	65.4%	50.5%	52.3%
Cash Commitments – The portion of debt outstanding under our credit facility classified as long-term, and the maturity of that debt, is described later in Note 9 of the Notes to Consolidated Financial Statements.
Unremitted Foreign Earnings – Approximately $94,000 of cash and cash equivalents are held by non-U.S. subsidiaries. These funds may create foreign currency translation gains or losses depending on the functional currency of the entity holding the cash. There are no significant restrictions that would preclude us from bringing the majority of these funds back to the U.S. The income tax impact of repatriating cash associated with certain undistributed earnings is discussed in Note 6 of the Notes to Consolidated Financial Statements.
Stock Purchases — During 2015, we purchased 7,100,000 shares of our common stock at an average price of approximately $41.26 per share. During 2014, we purchased 1,200,000 shares of our common stock at an average price of approximately $44.12 per share. During 2013, we purchased 200,000 shares of our common stock at an average price of approximately $45.40 per share.
Dividends — We declared a quarterly dividend of $0.30 per share on January 14, 2016. We paid aggregate annual dividends per share of $1.12, $1.00, and $0.80 in 2015, 2014, and 2013, respectively.
Line of Credit — A description of our credit facility is contained in Note 9 of the Notes to Consolidated Financial Statements.
Effects of Inflation — We experienced some deflation in our fastener products and minimal price movements in our non-fastener products in 2015 and 2014, with the net impact being a slight drag on growth.
Critical Accounting Policies – Our accounting policies related to certain assets and liabilities are an integral part of our consolidated financial statements. These policies are considered critical because they require application of assumptions and judgments based on historical trends and the composition of account balances. Although we believe our reserves are adequate, the results could be materially different if our assumptions and historical trends do not reflect actual results.
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

Insurance reserves – These reserves are for general claims related to workers’ compensation, property and casualty losses, health claims, and other self-insured losses. The reserves are based on an analysis of external data related to our historical claim trends. Historically, results have reflected the reserves previously recorded.
New Accounting Pronouncements
A description of new accounting pronouncements is contained in Note 12 of the Notes to Consolidated Financial Statements.
Geographic Information
Information regarding our revenues and long-lived assets by geographic area is contained in Note 7 of the Notes to Consolidated Financial Statements. Risks related to our foreign operations are described earlier in this Form 10-K under the heading 'Forward-Looking Statements' and 'Item 1A. Risk Factors'.

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
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. In 2013, 2014, and 2015, we noted some deflation in overall steel pricing. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.
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
Interest rates - Loans under our credit facility bear interest at floating rates tied to LIBOR. As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our credit facility. However, due to the relatively small size of our debt, we do not believe our operations are currently subject to significant market risk for interest rate exposure under the credit facility. A description of our credit facility is contained in Note 9 of the Notes to Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Fastenal Company:
We have audited the accompanying consolidated balance sheets of Fastenal Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the table of contents at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fastenal Company’s management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fastenal Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Fastenal Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

/s/    KPMG LLP
Minneapolis, Minnesota
February 5, 2016

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands except share information)

	December 31
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$129,019	114,496
Trade accounts receivable, net of allowance for doubtful accounts of $11,729 and $12,619, respectively	468,375	462,077
Inventories	913,263	869,224
Deferred income tax assets	—	21,765
Prepaid income taxes	22,558	—
Other current assets	131,561	115,703
Total current assets	1,664,776	1,583,265
Property and equipment, net	818,889	763,889
Other assets, net	48,797	11,948
Total assets	$2,532,462	2,359,102
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$62,050	90,000
Accounts payable	125,973	103,909
Accrued expenses	185,143	174,002
Income taxes payable	—	7,442
Total current liabilities	373,166	375,353
Long-term debt	302,950	—
Deferred income tax liabilities	55,057	68,532
Commitments and contingencies (Notes 4, 8, and 9)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 400,000,000 shares authorized, 289,581,682 and 295,867,844 shares issued and outstanding, respectively	2,896	2,959
Additional paid-in capital	2,024	33,744
Retained earnings	1,842,772	1,886,350
Accumulated other comprehensive (loss) income	(46,403)	(7,836)
Total stockholders’ equity	1,801,289	1,915,217
Total liabilities and stockholders’ equity	$2,532,462	2,359,102
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Amounts in thousands except earnings per share)
For the year ended December 31

	2015	2014	2013
Net sales	$3,869,187	3,733,507	3,326,106
Cost of sales	1,920,253	1,836,105	1,606,661
Gross profit	1,948,934	1,897,402	1,719,445
Operating and administrative expenses	1,121,590	1,110,776	1,007,431
Gain on sale of property and equipment	(1,411)	(964)	(643)
Operating income	828,755	787,590	712,657
Interest income	373	759	924
Interest expense	(3,108)	(915)	(113)
Earnings before income taxes	826,020	787,434	713,468
Income tax expense	309,659	293,284	264,832
Net earnings	$516,361	494,150	448,636
Basic net earnings per share	$1.77	1.67	1.51
Diluted net earnings per share	$1.77	1.66	1.51
Basic weighted average shares outstanding	291,453	296,490	296,754
Diluted weighted average shares outstanding	292,045	297,313	297,684
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Amounts in thousands)
For the year ended December 31

	2015	2014	2013
Net earnings	$516,361	494,150	448,636
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (net of tax of $0 in 2015, 2014, and 2013)	(38,567)	(18,683)	(7,354)
Change in marketable securities (net of tax of $0 in 2015, 2014, and 2013)	—	(254)	98
Comprehensive income	$477,794	475,213	441,380
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2012	296,564	$2,966	61,436	1,477,601	18,357	1,560,360
Dividends paid in cash	—	—	—	(237,456)	—	(237,456)
Purchases of common stock	(200)	(2)	(9,078)	—	—	(9,080)
Stock options exercised	389	4	9,302	—	—	9,306
Stock-based compensation	—	—	5,400	—	—	5,400
Excess tax benefits from stock-based compensation	—	—	2,787	—	—	2,787
Net earnings	—	—	—	448,636	—	448,636
Other comprehensive income (loss)	—	—	—	—	(7,256)	(7,256)
Balance as of December 31, 2013	296,753	$2,968	69,847	1,688,781	11,101	1,772,697
Dividends paid in cash	—	—	—	(296,581)	—	(296,581)
Purchases of common stock	(1,200)	(12)	(52,930)	—	—	(52,942)
Stock options exercised	315	3	7,694	—	—	7,697
Stock-based compensation	—	—	7,039	—	—	7,039
Excess tax benefits from stock-based compensation	—	—	2,094	—	—	2,094
Net earnings	—	—	—	494,150	—	494,150
Other comprehensive income (loss)	—	—	—	—	(18,937)	(18,937)
Balance as of December 31, 2014	295,868	$2,959	33,744	1,886,350	(7,836)	1,915,217
Dividends paid in cash	—	—	—	(327,101)	—	(327,101)
Purchases of common stock	(7,100)	(71)	(60,042)	(232,838)	—	(292,951)
Stock options exercised	814	8	19,091	—	—	19,099
Stock-based compensation	—	—	5,841	—	—	5,841
Excess tax benefits from stock-based compensation	—	—	3,390	—	—	3,390
Net earnings	—	—	—	516,361	—	516,361
Other comprehensive income (loss)	—	—	—	—	(38,567)	(38,567)
Balance as of December 31, 2015	289,582	$2,896	2,024	1,842,772	(46,403)	1,801,289
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
For the year ended December 31

	2015	2014	2013
Cash flows from operating activities:
Net earnings	$516,361	494,150	448,636
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisitions:
Depreciation of property and equipment	86,071	72,145	63,770
Gain on sale of property and equipment	(1,411)	(964)	(643)
Bad debt expense	8,769	11,480	9,421
Deferred income taxes	8,290	1,760	8,129
Stock-based compensation	5,841	7,039	5,400
Excess tax benefits from stock-based compensation	(3,390)	(2,094)	(2,787)
Amortization of non-compete agreements	527	527	421
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(20,608)	(63,418)	(51,593)
Inventories	(47,830)	(87,622)	(68,685)
Other current assets	(15,778)	(7,510)	(10,627)
Accounts payable	20,617	12,501	13,234
Accrued expenses	11,141	25,263	22,424
Income taxes	(26,610)	34,405	(14,714)
Other	4,950	1,730	(6,266)
Net cash provided by operating activities	546,940	499,392	416,120
Cash flows from investing activities:
Purchases of property and equipment	(155,168)	(189,474)	(206,540)
Cash paid for acquisitions	(23,493)	(5,575)	—
Proceeds from sale of property and equipment	9,941	5,819	4,990
Net decrease (increase) in marketable securities	—	451	(97)
Other	(11,907)	(2)	(145)
Net cash used in investing activities	(180,627)	(188,781)	(201,792)
Cash flows from financing activities:
Borrowings under credit facility	1,215,000	705,000	260,000
Payments against credit facility	(955,000)	(615,000)	(260,000)
Proceeds from exercise of stock options	19,099	7,697	9,306
Excess tax benefits from stock-based compensation	3,390	2,094	2,787
Purchases of common stock	(292,951)	(52,942)	(9,080)
Payments of dividends	(327,101)	(296,581)	(237,456)
Net cash used in financing activities	(337,563)	(249,732)	(234,443)

Effect of exchange rate changes on cash and cash equivalents	(14,227)	(4,889)	(990)
Net increase in cash and cash equivalents	14,523	55,990	(21,105)
Cash and cash equivalents at beginning of year	114,496	58,506	79,611
Cash and cash equivalents at end of year	$129,019	114,496	58,506
Supplemental disclosure of cash flow information:
Cash paid during each year for interest	$3,103	915	113
Net cash paid during each year for income taxes	$327,034	257,514	270,615
See accompanying Notes to Consolidated Financial Statements.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Business Overview and Summary of Significant Accounting Policies
Business Overview
Fastenal is a leader in the wholesale distribution of industrial and construction supplies operating a store-based business with approximately 2,600 locations. These locations are primarily in North America.
Principles of Consolidation
The consolidated financial statements include the accounts of Fastenal Company and its subsidiaries (collectively referred to as ‘Fastenal’ or by terms such as ‘we’, ‘our’, or ‘us’). All material intercompany balances and transactions have been eliminated in consolidation.
Revenue Recognition and Accounts Receivable
Net sales include products, services, and shipping and handling charges billed, net of any related sales incentives, and net of an estimate for product returns. We recognize revenue when persuasive evidence of an arrangement exists, title and risk of ownership have passed, the sales price is fixed or determinable, and collectibility is reasonably assured. These criteria are met at the time the product is shipped to or picked up by the customer. We recognize services at the time the service is completed and product is provided to the customer. We recognize revenue for shipping and handling charges billed at the time the products are shipped to or picked up by the customer. We estimate product returns based on historical return rates. Accounts receivable are stated at their estimated net realizable value. The allowance for doubtful accounts is based on an analysis of customer accounts and our historical experience with accounts receivable write-offs. Sales taxes (and value added taxes in foreign jurisdictions) collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.
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
Due to the varying short-term cash needs of our business, we periodically have available-for-sale marketable securities. We did not have any marketable securities as of December 31, 2015 or December 31, 2014. Available-for-sale securities are recorded at fair value based on current market value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings but are included in comprehensive income and are reported as a separate component of stockholders’ equity until realized, unless a decline in the market value of any available-for-sale security is below cost, then the amount is deemed other than temporary and is charged to net earnings, resulting in the establishment of a new cost basis for the security.

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
Leases
We lease space under operating leases for certain distribution centers, stores, and manufacturing locations. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Any such terms are recognized as rent expense over the term of the lease. Further, the leases do not contain contingent rent provisions. Leasehold improvements on operating leases are amortized over their estimated service lives on a straight-line basis, or the remaining lease term, whichever is shorter. We lease certain semi-tractors, pick-ups, and equipment under operating leases.
Other Long-Lived Assets
Other assets consist of prepaid deposits, goodwill, non-compete agreements, and other related intangible assets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is reviewed for impairment annually. The non-compete and related intangible assets are amortized on a straight-line basis over their estimated life.
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
Insurance Reserves
We are self-insured for certain losses relating to medical, dental, workers’ compensation, and other casualty losses. Specific stop loss coverage is provided for catastrophic claims in order to limit exposure to significant claims. Losses and claims are charged to operations when it is probable a loss has been incurred and the amount can be reasonably estimated. Accrued insurance liabilities are based on claims filed but unpaid and estimates of claims incurred but not reported.
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
We report the benefits of tax deductions in excess of recognized stock-based compensation as cash flows from financing activities, thereby reducing net cash flows from operating activities and increasing net cash flows from financing activities.

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

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 2. Long-Lived Assets
Property and equipment
Property and equipment at year end consisted of the following:

	Depreciable Life in Years	2015	2014
Land	—	$37,671	36,511
Buildings and improvements	15 to 40	271,302	224,365
Automated storage and retrieval equipment	5 to 30	139,101	116,127
Equipment and shelving	3 to 10	614,528	519,635
Transportation equipment	3 to 5	61,429	59,459
Construction in progress	—	200,892	237,637
		1,324,923	1,193,734
Less accumulated depreciation		(506,034)	(429,845)
Property and equipment, net		$818,889	763,889

Note 3. Accrued Expenses
Accrued expenses at year end consisted of the following:

	2015	2014
Payroll and related taxes	$24,407	21,928
Bonuses and commissions	15,441	20,910
Profit sharing contribution	13,669	11,460
Insurance	31,821	31,137
Promotions	25,261	23,224
Sales, real estate, and personal property taxes	66,563	58,716
Deferred revenue	2,875	3,125
Legal reserves	1,930	1,684
Other	3,176	1,818
Accrued expenses	$185,143	174,002

Note 4. Stockholders’ Equity
Our authorized, issued, and outstanding shares (stated in whole numbers) at year end consisted of the following:

	Par Value	2015	2014
Preferred stock	$0.01/share
Shares authorized		5,000,000	5,000,000
Shares issued and outstanding		—	—
Common stock	$0.01/share
Shares authorized		400,000,000	400,000,000
Shares issued and outstanding		289,581,682	295,867,844
Dividends
On January 14, 2016, our board of directors declared a quarterly dividend of $0.30 per share of common stock to be paid in cash on February 26, 2016 to shareholders of record at the close of business on January 29, 2016. We paid aggregate annual dividends per share of $1.12, $1.00, and $0.80 in 2015, 2014, and 2013, respectively.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Stock Purchases
Subsequent to December 31, 2015, we have purchased 1,600,000 shares of our common stock at an average price of approximately $37.15 per share.
Stock Options
The following tables summarize the details of grants made under our stock option plan that are still outstanding, and the assumptions used to value these grants. All options granted were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	December 31, 2015
Date of Grant				Options Outstanding	Options Exercisable
April 21, 2015	893,220	$42.00	$41.26	817,990	—
April 22, 2014	955,000	$56.00	$50.53	797,500	5,000
April 16, 2013	205,000	$54.00	$49.25	125,000	2,500
April 17, 2012	1,235,000	$54.00	$49.01	1,039,500	341,250
April 19, 2011	410,000	$35.00	$31.78	250,300	150,300
April 20, 2010	530,000	$30.00	$27.13	210,350	120,350
April 21, 2009	790,000	$27.00	$17.61	293,100	200,600
April 15, 2008	550,000	$27.00	$24.35	147,750	122,750
April 17, 2007	4,380,000	$22.50	$20.15	849,492	849,492
Total	9,948,220			4,530,982	1,792,242

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
April 21, 2015	1.3%	5.00	2.7%	26.84%	$7.35
April 22, 2014	1.8%	5.00	2.0%	28.55%	$9.57
April 16, 2013	0.7%	5.00	1.6%	37.42%	$12.66
April 17, 2012	0.9%	5.00	1.4%	39.25%	$13.69
April 19, 2011	2.1%	5.00	1.6%	39.33%	$11.20
April 20, 2010	2.6%	5.00	1.5%	39.10%	$8.14
April 21, 2009	1.9%	5.00	1.0%	38.80%	$3.64
April 15, 2008	2.7%	5.00	1.0%	30.93%	$7.75
April 17, 2007	4.6%	4.85	1.0%	31.59%	$5.63
All of the options in the tables above vest and become exercisable over a period of up to eight years. Generally, each option will terminate approximately nine years after the grant date.
The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions listed above. The risk-free interest rate is based on the U.S. Treasury rate over the expected life of the option at the time of grant. The expected life is the average length of time over which we expect the employee groups will exercise their options, which is based on historical experience with similar grants. The dividend yield is estimated over the expected life of the option based on our current dividend payout, historical dividends paid, and expected future cash dividends. Expected stock volatilities are based on the movement of our stock over the most recent historical period equivalent to the expected life of the option.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

A summary of the activity under our stock option plan is as follows:

	Options Outstanding	Exercise Price(1)	Remaining Life(2)
Outstanding as of January 1, 2015	4,712,330	$38.52	4.59
Granted	893,220	$42.00	8.41
Exercised	(813,838)	$23.47
Cancelled/forfeited	(260,730)	$45.84
Outstanding as of December 31, 2015	4,530,982	$41.49	4.89
Exercisable as of December 31, 2015	1,792,242	$31.00	2.15

	Options Outstanding	Exercise Price(1)	Remaining Life(2)
Outstanding as of January 1, 2014	4,356,630	$34.06	4.66
Granted	955,000	$56.00	8.41
Exercised	(314,300)	$24.49
Cancelled/forfeited	(285,000)	$44.39
Outstanding as of December 31, 2014	4,712,330	$38.52	4.59
Exercisable as of December 31, 2014	1,972,330	$27.89	2.51
(1) Weighted average exercise price.
(2) Weighted average remaining contractual life in years.
The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014, and 2013 was $14,174, $7,466, and $9,925, respectively. The intrinsic value represents the difference between the exercise price and fair value of the underlying shares at the date of exercise.
At December 31, 2015, there was $15,073 of total unrecognized stock-based compensation expense related to outstanding unvested stock options granted under the plan. This expense is expected to be recognized over a weighted average period of 4.60 years. Any future change in estimated forfeitures will impact this amount. The total grant date fair value of stock options vesting under our stock option plan during 2015, 2014, and 2013 was $5,143, $7,287, and $3,508, respectively.
Total stock-based compensation expense related to our stock option plan was $5,841, $7,039, and $5,400 for 2015, 2014, and 2013, respectively.
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive:

Reconciliation	2015	2014	2013
Basic weighted average shares outstanding	291,453,107	296,490,378	296,754,160
Weighted shares assumed upon exercise of stock options	592,335	822,866	929,428
Diluted weighted average shares outstanding	292,045,442	297,313,244	297,683,588

Summary of Anti-dilutive Options Excluded	2015	2014	2013
Options to purchase shares of common stock	2,611,367	1,903,767	1,273,527
Weighted average exercise prices of options	$51.89	54.67	54.00
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive options then outstanding.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 5. Retirement Savings Plan
The Fastenal Company and Subsidiaries 401(k) and Employee Stock Ownership Plan covers all of our employees in the United States. Our employees in Canada may participate in a Registered Retirement Savings Plan. The general purpose of both of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. In addition to the contributions of our employees, we make a profit sharing contribution on an annual basis based on an established formula. Our contribution expense under this profit sharing formula was approximately $13,669, $11,460, and $12,211 for 2015, 2014, and 2013, respectively.

Note 6. Income Taxes
Earnings before income taxes were derived from the following sources:

	2015	2014	2013
Domestic	$785,916	757,896	697,062
Foreign	40,104	29,538	16,406
	$826,020	787,434	713,468
Components of income tax expense (benefit) were as follows:

2015 :	Current	Deferred	Total
Federal	$256,748	7,362	264,110
State	31,297	227	31,524
Foreign	13,677	348	14,025
	$301,722	7,937	309,659

2014 :	Current	Deferred	Total
Federal	$250,527	1,919	252,446
State	30,768	256	31,024
Foreign	10,518	(704)	9,814
	$291,813	1,471	293,284

2013 :	Current	Deferred	Total
Federal	$220,588	8,547	229,135
State	29,073	527	29,600
Foreign	7,487	(1,390)	6,097
	$257,148	7,684	264,832
Income tax expense in the accompanying consolidated financial statements differed from the expected expense as follows:

	2015	2014	2013
Federal income tax expense at the ‘expected’ rate of 35%	$289,107	275,602	249,714
Increase (decrease) attributed to:
State income taxes, net of federal benefit	21,613	20,549	16,683
Other, net	(1,061)	(2,867)	(1,565)
Total income tax expense	$309,659	293,284	264,832
Effective income tax rate	37.5%	37.2%	37.1%

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at year end were as follows:

	2015	2014
Deferred income tax assets (liabilities):
Inventory costing and valuation methods	$4,556	4,311
Allowance for doubtful accounts receivable	4,529	4,873
Insurance claims payable	10,930	10,404
Promotions payable	1,738	1,586
Stock-based compensation	8,270	7,837
Federal and state benefit of uncertain tax positions	1,911	1,327
Foreign net operating loss and credit carryforwards	5,155	5,768
Foreign valuation allowances	(3,406)	(3,007)
Other, net	1,541	592
Total deferred income tax assets	35,224	33,691
Property and equipment	(90,281)	(80,458)
Total deferred income tax liabilities	(90,281)	(80,458)
Net deferred income tax liabilities	$(55,057)	(46,767)

In November 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-17, Income Taxes (Topic 740), to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. This standard will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption allowed. As of December 31, 2014, we had deferred taxes that were classified as current assets and noncurrent liabilities. During the fourth quarter of 2015, we elected to prospectively adopt this standard, thus reclassifying $23,300 of current deferred tax assets to noncurrent (netted within noncurrent liabilities) on the accompanying consolidated balance sheet. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on our Consolidated Statements of Earnings and Comprehensive Income.
A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits was as follows:

	2015	2014
Balance at beginning of year:	$3,772	3,282
Increase related to prior year tax positions	704	185
Decrease related to prior year tax positions	(43)	(113)
Increase related to current year tax positions	984	924
Decrease related to statute of limitation lapses	—	(506)
Balance at end of year:	$5,417	3,772
Included in the liability for gross unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. The amount of gross unrecognized tax benefits that would favorably impact the effective tax rate, if recognized, is not material.
Fastenal files income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2012 in the case of United States federal and foreign examinations and 2011 in the case of state and local examinations.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal. As of December 31, 2015, we have not made a provision for United States income taxes or for additional foreign withholding taxes on $140,000 of unremitted earnings. Generally, such amounts become subject to United States taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred income tax liabilities related to investments in these foreign subsidiaries.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 7. Geographic Information
Our revenues and long-lived assets related to the following geographic areas:

Revenues	2015	2014	2013
United States	$3,441,141	3,308,226	2,951,673
Canada	223,270	238,590	227,756
Other foreign countries	204,776	186,691	146,677
	$3,869,187	3,733,507	3,326,106

Long-Lived Assets	2015	2014	2013
United States	$821,063	725,189	632,783
Canada	32,290	37,580	22,572
Other foreign countries	14,333	13,068	11,968
	$867,686	775,837	667,323
The accounting policies of the operations in the various geographic areas are the same as those described in the summary of significant accounting policies. Long-lived assets consist of property and equipment, deposits, goodwill, and other intangibles. Revenues are attributed to countries based on the location of the store from which the sale occurred. No single customer represents more than 5% of our consolidated net sales.
Note 8. Operating Leases
We lease space under non-cancelable operating leases for several distribution centers, several manufacturing locations, and certain store locations. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Any such terms are recognized as rent expense over the term of the lease. Further, the leases do not contain contingent rent provisions. The net book value of leasehold improvements at December 31, 2015 was $2,858. We lease certain semi-tractors and pick-ups under operating leases. Future minimum annual rentals for the leased facilities and equipment, and the leased vehicles, are as follows:

	Leased Facilities and Equipment	Leased Vehicles	Total
2016	$95,789	27,599	123,388
2017	68,833	17,713	86,546
2018	44,949	7,827	52,776
2019	24,486	1,442	25,928
2020	11,492	—	11,492
2021 and thereafter	1,579	—	1,579
	$247,128	54,581	301,709
Rent expense under all operating leases was as follows:

	Leased Facilities and Equipment	Leased Vehicles	Total
2015	$105,961	38,178	144,139
2014	$103,294	35,731	139,025
2013	$99,483	32,907	132,390
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases was approximately $61,304. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote other than where we have established an accrual for estimated losses, which was immaterial at December 31, 2015. To the extent our fleet contains vehicles we estimate will settle at a gain, such gains on these vehicles will be recognized when we sell the vehicle.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 9. Debt Commitments and Contingencies
Credit Facility, Note, and Commitments
Debt obligations and undrawn letters of credit outstanding at year-end were as follows:

	2015	2014
Outstanding loans under unsecured revolving credit facility	$350,000	90,000
Note	15,000	—
Total debt	365,000	90,000
Less: Current portion of debt	(62,050)	(90,000)
Long-term debt	$302,950	—

Undrawn letters of credit under unsecured revolving credit facility - face amount	$36,266	37,315
Unsecured Revolving Credit Facility
We have a $700,000 unsecured revolving credit facility ('Credit Facility'). The Credit Facility includes a committed letter of credit subfacility of $55,000. The commitments under the Credit Facility will expire (and any borrowings outstanding under the Credit Facility will become due and payable) on March 1, 2018. In the next twelve months, we have the ability and intent to repay a portion of the outstanding line of credit obligations using cash; therefore, we have classified this portion of the line of credit as a current liability. The Credit Facility contains certain financial and other covenants, and our right to borrow under the Credit Facility is conditioned upon, among other things, our compliance with these covenants. We are currently in compliance with these covenants.
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to the London Interbank Offered Rate ('LIBOR') for interest periods of various lengths selected by us, plus 0.95%. A change in LIBOR impacts the interest rate on our borrowings, which in turn impacts interest expense incurred and cash flows. Based on the interest periods we have chosen, our weighted per annum interest rate at December 31, 2015 was approximately 1.4%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our usage of the Credit Facility.
Note
On December 7, 2015, we signed an agreement to acquire, effective January 2, 2017, certain assets related to the collection and management of certain portions of our business and financial data from Apex Industrial Technologies, LLC ('Apex'), a provider of automated point-of-use dispensing and supply chain technologies. The agreement includes a transition arrangement which requires us to assume responsibility for certain software that is licensed by Apex assuming that hosting services are transitioned from Apex to us. The total consideration for the assets and transition arrangement is $27,000, of which $12,000 was paid in cash in December 2015 to cover costs associated with decoupling systems and programs, transition planning expenses, completing system enhancements, and engaging in training to effectively and efficiently transfer hosting activities to us. The remaining $15,000 is payable pursuant to an unsecured note and covers equipment costs and post transfer expenses related to the transition. Payment of the $15,000 is dependent upon the transfer of hosting activities to us. We also reserve the right to terminate the transition of hosting services from Apex to us and, if we decide to exercise that option, then we will not be required to make the $15,000 payment and Apex will continue to provide us with fee-based hosting services. The note bears interest at an annual rate of 0.56%. Interest on the unpaid principal balance of the note is due and payable on the last day of each calendar quarter, commencing on December 31, 2015. The $12,000 payment is included in our Consolidated Statements of Cash Flows for 2015, as net cash used in investing activities in 'Other', and the $15,000 note represents a non-cash investing and financing activity.
Annual maturities of the note are as follows:

Total
2016	$5,000
2017	10,000
$15,000

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Legal Contingencies
We are involved in certain legal actions. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, that could require significant expenditures or result in lost revenues. We record a liability for these legal actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. As of December 31, 2015, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.
Note 10. Sales by Product Line
The percentages of our net sales by product line were as follows:

Type	Introduced	2015	2014	2013
Fasteners(1)	1967	38.3%	40.2%	42.1%
Tools	1993	9.5%	9.3%	9.2%
Cutting tools	1996	5.6%	5.5%	5.4%
Hydraulics & pneumatics	1996	7.2%	7.2%	7.3%
Material handling	1996	6.5%	6.1%	5.7%
Janitorial supplies	1996	7.5%	7.3%	7.0%
Electrical supplies	1997	4.7%	4.7%	4.6%
Welding supplies(2)	1997	4.7%	4.7%	4.5%
Safety supplies(3)	1999	13.9%	12.8%	11.2%
Metals	2001	0.5%	0.4%	0.5%
Direct ship(4)	2004	0.4%	1.0%	1.5%
Office supplies	2010	0.1%	0.1%	0.1%
Other		1.1%	0.7%	0.9%
		100.0%	100.0%	100.0%
(1) Fastener product line represents fasteners and miscellaneous supplies.
(2) We do not sell welding gases.
(3) The safety supplies product line has expanded, as a percentage of sales, in the last several years due to our industrial vending program.
(4) Direct ship represents a cross section of products from the remaining product lines. The items included here represent certain items with historically low margins which are shipped directly from our distribution channel to our customers, bypassing our store network.
Note 11. Subsequent Events
We evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the Notes to Consolidated Financial Statements, with the exception of the dividend declaration and stock purchases disclosed in Note 4.
Note 12. New Accounting Pronouncements
In July 2015, the FASB issued Accounting Standards Update (ASU) 2015-11, Simplifying the Measurement of Inventory which changes the measurement principle for inventory for entities using first-in, first-out (FIFO) or average cost from the lower of cost or market to lower of cost and net realizable value. This standard defines net realizable value as estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. This standard should be applied prospectively. We are evaluating the impact of the future adoption of this standard, but we do not expect the adoption to have a material effect on our consolidated financial statements.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14), which defers the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 was to become effective for us beginning January 2017. ASU 2015-14 defers our effective date until January 2018. We are evaluating the impact this ASU will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), to simplify the presentation of deferred income taxes. During the fourth quarter of 2015, we elected to prospectively adopt this standard. Additional information regarding our adoption of this standard is contained in Note 6 of the Notes to Consolidated Financial Statements.
Note 13. Selected Quarterly Financial Data (Unaudited)
(Amounts in thousands except per share information)

2015 :	Net Sales	Gross Profit	Pre-tax Earnings	Net Earnings	Basic Net Earnings per Share	Diluted Net Earnings per Share
First quarter	$953,317	484,050	203,512	127,606	0.43	0.43
Second quarter	997,827	502,087	225,099	140,357	0.48	0.48
Third quarter	995,250	502,225	219,204	136,494	0.47	0.47
Fourth quarter	922,793	460,572	178,205	111,904	0.39	0.39
Total	$3,869,187	1,948,934	826,020	516,361	1.77	1.77

2014 :	Net Sales	Gross Profit	Pre-tax Earnings	Net Earnings	Basic Net Earnings per Share	Diluted Net Earnings per Share
First quarter	$876,501	448,478	178,845	111,931	0.38	0.38
Second quarter	949,938	482,667	206,782	130,514	0.44	0.44
Third quarter	980,814	498,693	212,988	133,314	0.45	0.45
Fourth quarter	926,254	467,564	188,819	118,391	0.40	0.40
Total	$3,733,507	1,897,402	787,434	494,150	1.67	1.66
***End of Notes to Consolidated Financial Statements***

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ Daniel L. Florness	/s/ Sheryl A. Lisowski
Daniel L. Florness	Sheryl A. Lisowski
President and Chief Executive Officer	Interim Chief Financial Officer, Controller, and Chief Accounting Officer

Winona, Minnesota
February 5, 2016

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
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
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,530,982	$41.49	6,120,700
Equity compensation plans not approved by security holders	—	—	—
Total	4,530,982		6,120,700

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Earnings for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
2. Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts
3. Exhibits:

3.1
Restated Articles of Incorporation of Fastenal Company, as amended effective as of April 17, 2012 (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended March 31, 2012)

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 8-K dated as of October 15, 2010 (file no. 000-16125))

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

10.4
Credit Agreement dated as of May 1, 2015 among Fastenal Company, the Lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated May 5, 2015), as amended by the First Amendment to Credit Agreement dated as of November 23, 2015 (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated November 25, 2015)

13	Portions of 2015 Annual Report to Shareholders not included in this Form 10-K (only those sections specifically incorporated by reference in this Form 10-K shall be deemed filed with the SEC)

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

We will furnish copies of these Exhibits upon request and payment of our reasonable expenses in furnishing the Exhibits.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

FASTENAL COMPANY
Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2015, 2014, and 2013
(Amounts in thousands)

Description	Balance at Beginning of Year	“Additions” Charged to Costs and Expenses		“Other” Additions (Deductions)	“Less” Deductions		Balance at End of Year
Year ended December 31, 2015
Allowance for doubtful accounts	$12,619	8,769		—	9,659		11,729
Insurance reserves	$31,137	54,341	(1)	—	53,657	(2)	31,821
Year ended December 31, 2014
Allowance for doubtful accounts	$9,248	11,480		—	8,109		12,619
Insurance reserves	$30,880	52,858	(1)	—	52,601	(2)	31,137
Year ended December 31, 2013
Allowance for doubtful accounts	$6,728	9,421		—	6,901		9,248
Insurance reserves	$25,188	52,658	(1)	—	46,966	(2)	30,880
(1) Includes costs and expenses incurred for premiums and claims related to health and general insurance.
(2) Includes costs and expenses paid for premiums and claims related to health and general insurance.
See accompanying Report of Independent Registered Public Accounting Firm incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 5, 2016

FASTENAL COMPANY

By	/s/ Daniel L. Florness
Daniel L. Florness, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 5, 2016

/s/ Daniel L. Florness	/s/ Sheryl A. Lisowski
Daniel L. Florness, President and Chief Executive Officer (Principal Executive Officer), and Director	Sheryl A. Lisowski, Interim Chief Financial Officer, Controller, and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Willard D. Oberton	/s/ Rita J. Heise
Willard D. Oberton, Director (Chairman)	Rita J. Heise, Director

/s/ Michael J. Ancius	/s/ Darren R. Jackson
Michael J. Ancius, Director	Darren R. Jackson, Director

/s/ Michael J. Dolan	/s/ Hugh L. Miller
Michael J. Dolan, Director	Hugh L. Miller, Director

/s/ Stephen L. Eastman	/s/ Scott A. Satterlee
Stephen L. Eastman, Director	Scott A. Satterlee, Director

/s/ Leland J. Hein	/s/ Reyne K. Wisecup
Leland J. Hein, Director	Reyne K. Wisecup, Director

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	Incorporated by Reference
3.2	Restated By-Laws of Fastenal Company	Incorporated by Reference
10.1	Description of Bonus Arrangements for Executive Officers	Incorporated by Reference
10.2	Fastenal Company Stock Option Plan as amended and restated effective as of December 12, 2014	Incorporated by Reference
10.3	Fastenal Company Incentive Plan	Incorporated by Reference
10.4
Credit Agreement dated as of May 1, 2015 among Fastenal Company, the Lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, as amended by the First Amendment to Credit Agreement dated as of November 23, 2015
Incorporated by Reference
13	Portions of 2015 Annual Report to Shareholders not included in this Form 10-K (only those sections specifically incorporated by reference in this Form 10-K shall be deemed filed with the SEC)	Electronically Filed
21	List of Subsidiaries	Electronically Filed
23	Consent of Independent Registered Public Accounting Firm	Electronically Filed
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed
32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed
EX 101.INS	XBRL Instance Document	Electronically Filed
EX 101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Filed
EX 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Electronically Filed
EX 101.DEF	XBRL Taxonomy Definition Linkbase Document	Electronically Filed
EX 101.LAB	XBRL Taxonomy Label Linkbase Document	Electronically Filed
EX 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Electronically Filed