Form 10-Q
period 2016-03-31
FASTENAL CO
filed 2016-04-15
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at April 11, 2016
Common Stock, par value $.01 per share	288,883,249

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands except share information)

	(Unaudited)
Assets	March 31, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$150,552	129,019
Trade accounts receivable, net of allowance for doubtful accounts of $11,434 and $11,729, respectively	533,485	468,375
Inventories	965,054	913,263
Prepaid income taxes	—	22,558
Other current assets	118,089	131,561
Total current assets	1,767,180	1,664,776

Property and equipment, net	826,736	818,889
Other assets, net	48,865	48,797

Total assets	$2,642,781	2,532,462

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$7,610	62,050
Accounts payable	158,496	125,973
Accrued expenses	179,351	185,143
Income taxes payable	56,216	—
Total current liabilities	401,673	373,166

Long-term debt	362,390	302,950
Deferred income tax liabilities	56,842	55,057

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, 400,000,000 shares authorized, 288,872,549 and 289,581,682 shares issued and outstanding, respectively	2,889	2,896
Additional paid-in capital	24,716	2,024
Retained earnings	1,826,958	1,842,772
Accumulated other comprehensive loss	(32,687)	(46,403)
Total stockholders' equity	1,821,876	1,801,289
Total liabilities and stockholders' equity	$2,642,781	2,532,462
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Amounts in thousands except earnings per share)

	(Unaudited)
	Three Months Ended March 31,
	2016	2015
Net sales	$986,680	953,317

Cost of sales	495,220	469,267
Gross profit	491,460	484,050

Operating and administrative expenses	290,181	280,387
Loss (gain) on sale of property and equipment	106	(108)
Operating income	201,173	203,771

Interest income	61	99
Interest expense	(1,383)	(358)

Earnings before income taxes	199,851	203,512

Income tax expense	73,624	75,906

Net earnings	$126,227	127,606

Basic net earnings per share	$0.44	0.43

Diluted net earnings per share	$0.44	0.43

Basic weighted average shares outstanding	288,808	295,238

Diluted weighted average shares outstanding	289,124	295,937
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2016	2015
Net earnings	$126,227	127,606
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0 in 2016 and 2015)	13,716	(19,450)
Comprehensive income	$139,943	108,156
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net earnings	$126,227	127,606
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	23,286	19,412
Loss (gain) on sale of property and equipment	106	(108)
Bad debt expense	2,070	2,883
Deferred income taxes	1,785	416
Stock-based compensation	1,000	1,620
Excess tax benefits from stock-based compensation	(5,092)	(451)
Amortization of non-compete agreements	132	132
Changes in operating assets and liabilities:
Trade accounts receivable	(64,372)	(66,065)
Inventories	(47,112)	(5,151)
Other current assets	13,472	18,140
Accounts payable	32,523	28,325
Accrued expenses	(5,792)	(5,059)
Income taxes	83,866	59,195
Other	(737)	(790)
Net cash provided by operating activities	161,362	180,105

Cash flows from investing activities:
Purchases of property and equipment	(29,681)	(43,922)
Proceeds from sale of property and equipment	949	1,663
Other	(200)	(23)
Net cash used in investing activities	(28,932)	(42,282)

Cash flows from financing activities:
Borrowings under credit facility	180,000	175,000
Payments against credit facility	(175,000)	(140,000)
Proceeds from exercise of stock options	20,514	2,080
Excess tax benefits from stock-based compensation	5,092	451
Purchases of common stock	(59,440)	(81,865)
Payments of dividends	(86,522)	(82,846)
Net cash used in financing activities	(115,356)	(127,180)

Effect of exchange rate changes on cash and cash equivalents	4,459	(4,349)

Net increase in cash and cash equivalents	21,533	6,294

Cash and cash equivalents at beginning of period	129,019	114,496

Cash and cash equivalents at end of period	$150,552	120,790

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,389	358
Net cash (received) paid for income taxes	$(12,197)	16,292
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
March 31, 2016 and 2015
(Unaudited)

(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as the Company, Fastenal, or by terms such as we, our, or us) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in our consolidated financial statements as of and for the year ended December 31, 2015. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(2) Stockholders’ Equity
Our authorized, issued, and outstanding shares (stated in whole numbers) consist of the following:

	Par Value		March 31, 2016	December 31, 2015	March 31, 2015
Preferred stock	$.01	/share
Shares authorized			5,000,000	5,000,000	5,000,000
Shares issued and outstanding			—	—	—
Common stock	$.01	/share
Shares authorized			400,000,000	400,000,000	400,000,000
Shares issued and outstanding			288,872,549	289,581,682	293,955,044
Dividends
On April 11, 2016, our board of directors declared a dividend of $0.30 per share of common stock. This dividend is to be paid in cash on May 24, 2016 to shareholders of record at the close of business on April 26, 2016. Since 2011, we have paid quarterly dividends. Our board of directors expects to continue paying quarterly dividends, provided the future determination as to payment of dividends will depend on the financial needs of the Company and such other factors as deemed relevant by the board of directors.
The following table presents the dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2016	2015
First quarter	$0.30	0.28
Second quarter	0.30	0.28
Third quarter		0.28
Fourth quarter		0.28
Total	$0.60	1.12

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
March 31, 2016 and 2015
(Unaudited)

Stock Options

The following tables summarize the details of grants made under our stock option plan that are still outstanding, and the assumptions used to value these grants. All options granted were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	March 31, 2016
Date of Grant				Options Outstanding	Options Exercisable
April 21, 2015	893,220	$42.00	$41.26	806,206	—
April 22, 2014	955,000	$56.00	$50.53	690,000	5,000
April 16, 2013	205,000	$54.00	$49.25	125,000	2,500
April 17, 2012	1,235,000	$54.00	$49.01	1,033,250	341,250
April 19, 2011	410,000	$35.00	$31.78	245,300	145,300
April 20, 2010	530,000	$30.00	$27.13	186,700	96,700
April 21, 2009	790,000	$27.00	$17.61	269,100	179,100
April 15, 2008	550,000	$27.00	$24.35	118,250	93,250
April 17, 2007	4,380,000	$22.50	$20.15	38,275	38,275
Total	9,948,220			3,512,081	901,375

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
April 21, 2015	1.3%	5.00	2.7%	26.84%	$7.35
April 22, 2014	1.8%	5.00	2.0%	28.55%	$9.57
April 16, 2013	0.7%	5.00	1.6%	37.42%	$12.66
April 17, 2012	0.9%	5.00	1.4%	39.25%	$13.69
April 19, 2011	2.1%	5.00	1.6%	39.33%	$11.20
April 20, 2010	2.6%	5.00	1.5%	39.10%	$8.14
April 21, 2009	1.9%	5.00	1.0%	38.80%	$3.64
April 15, 2008	2.7%	5.00	1.0%	30.93%	$7.75
April 17, 2007	4.6%	4.85	1.0%	31.59%	$5.63
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the three-month periods ended March 31, 2016 and 2015 was $1,000 and $1,620, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of March 31, 2016 was $13,391 and is expected to be recognized over a weighted average period of 4.50 years. Any future changes in estimated forfeitures will impact this amount.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
March 31, 2016 and 2015
(Unaudited)

Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive:

	Three-month Period
Reconciliation	2016	2015
Basic weighted average shares outstanding	288,808,019	295,237,625
Weighted shares assumed upon exercise of stock options	315,584	699,093
Diluted weighted average shares outstanding	289,123,603	295,936,718

	Three-month Period
Summary of Anti-dilutive Options Excluded	2016	2015
Options to purchase shares of common stock	2,661,571	2,066,000
Weighted average exercise price of options	$50.89	$54.82
Any dilutive impact summarized above relates to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive option securities then outstanding.

(3) Income Taxes
Fastenal files income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2012 in the case of United States federal and foreign examinations and 2011 in the case of state and local examinations.
As of March 31, 2016 and 2015, liabilities recorded related to gross unrecognized tax benefits were $5,808 and $4,122, respectively. Included in these liabilities for gross unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. We do not anticipate significant changes in total unrecognized tax benefits during the next twelve months.

(4) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $68,455. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote other than where we have established an accrual for estimated losses, which is immaterial at March 31, 2016. To the extent our fleet contains vehicles we estimate will settle at a gain, such gains on these vehicles will be recognized when we sell the vehicle.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
March 31, 2016 and 2015
(Unaudited)

(5) Debt Commitments and Contingencies
Credit Facility, Note Payable, and Commitments
Debt obligations and undrawn letters of credit outstanding at the end of each period were as follows:

	March 31, 2016	December 31, 2015
Unsecured revolving credit facility	$355,000	350,000
Note payable	15,000	15,000
Total debt	370,000	365,000
Less: Current portion of debt	(7,610)	(62,050)
Long-term debt	$362,390	302,950

Undrawn letters of credit under unsecured revolving credit facility - face amount	$36,267	36,266
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
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to the London Interbank Offered Rate ('LIBOR') for interest periods of various lengths selected by us, plus 0.95%. A change in LIBOR impacts the interest rate on our borrowings, which in turn impacts interest expense incurred and cash flows. Based on the interest periods we have chosen, our weighted per annum interest rate at March 31, 2016 was approximately 1.4%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our usage of the Credit Facility.
Note Payable
On December 7, 2015, we signed an agreement to acquire, effective January 2, 2017, certain assets related to the collection and management of certain portions of our business and financial data from Apex Industrial Technologies, LLC ('Apex'), a provider of automated point-of-use dispensing and supply chain technologies. The agreement includes a transition arrangement which requires us to assume responsibility for certain software that is licensed by Apex assuming that hosting services are transitioned from Apex to us. The total consideration for the assets and transition arrangement is $27,000, of which $12,000 was paid in cash in December 2015 to cover costs associated with decoupling systems and programs, transition planning expenses, completing system enhancements, and engaging in training to effectively and efficiently transfer hosting activities to us. The remaining $15,000 covers equipment costs and post transfer expenses related to the transition, and is payable in installments pursuant to an unsecured note, with the final payment due in December 2017. Payment of the $15,000 is dependent upon the transfer of hosting activities to us. We also reserve the right to terminate the transition of hosting services from Apex to us and, if we decide to exercise that option, then we will not be required to make the $15,000 in payments and Apex will continue to provide us with fee-based hosting services. The note bears interest at an annual rate of 0.56%. Interest on the unpaid principal balance of the note is due and payable on the last day of each calendar quarter, commencing on December 31, 2015.
Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2015 annual report on Form 10-K in Note 9 of the Notes to Consolidated Financial Statements. As of March 31, 2016, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
March 31, 2016 and 2015
(Unaudited)

(6) Subsequent Events
We evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the Notes to Condensed Consolidated Financial Statements, with the exception of the dividend disclosed in Note (2) 'Stockholders' Equity'.

(7) New Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11, Simplifying the Measurement of Inventory which changes the measurement principle for inventory for entities using first-in, first-out (FIFO) or average cost from the lower of cost or market to lower of cost and net realizable value. This standard defines net realizable value as estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. This standard should be applied prospectively. We are evaluating the impact of the future adoption of this standard, but we do not expect the adoption to have a material effect on our consolidated financial statements.
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 was to become effective for us beginning January 2017. ASU 2015-14 defers our effective date until January 2018. We are evaluating the impact this ASU will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In February 2016, the FASB, issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact of the future adoption of this standard on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact of the future adoption of this standard on our consolidated financial statements.

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
BUSINESS DISCUSSION
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of approximately 2,600 company owned stores. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance, repair, and operations (MRO). The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, oil exploration, production and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our stores and customers are primarily located in North America.
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
The table below summarizes our store employee count and our total employee count at the end of the periods presented. This is intended to demonstrate the change in energy (or capacity). Later in this document we discuss the average full-time equivalent employee count to help explain the expense trends in more detail. The final two items below summarize our investments in industrial vending machines and in store locations.

				Change Since:
	Q1 2015	Q4 2015	Q1 2016	Q1 2015	Q4 2015
End of period total store employee count	12,907	13,961	13,658	5.8%	-2.2%
Change in total store employee count				751	-303

End of period total employee count	19,218	20,746	20,509	6.7%	-1.1%
Change in total employee count				1,291	-237

Industrial vending machines (installed device count)	48,545	55,510	56,889	17.2%	2.5%
Number of store locations	2,624	2,622	2,626	0.1%	0.2%
Recap of growth drivers during the quarter:

(1)
During 2015, we added 1,668 people into our stores. We are currently holding back on headcount additions in all areas except for vending support and our IT development center. As noted above, our store employee count has dropped by 303 since the end of December 2015. At the end of March 2016, our store employee count was up 5.8% (on a twelve month basis) versus being up 13.6% at the end of December 2015 (on a twelve month basis). We expect to continue to hold back on headcount additions until daily sales growth rates move closer to mid-single digits.

(2)
After several years of holding back on store openings and even contracting our total store base, we plan to expand our pace of store openings in 2016 with a goal of opening 40 to 60 new stores (an increase of approximately 2% over our number of stores as of December 31, 2015). We opened 17 and 2 stores in the first quarter of 2016 and 2015, respectively, and we closed or consolidated 12 and 13 stores in the first quarter of 2016 and 2015, respectively. Most of these closed or converted locations were in multiple store markets with expiring leases and the impact to sales was not considered meaningful.

(3)
We are seeing a very strong pace of national account signings (defined as new customer accounts with a multi-site contract). In the first quarter of 2016 and 2015, we signed 50 and 35 new contracts, respectively. In the recent past (2011 to 2014), the typical ratio of growth versus contraction in sales to our top-100 customers was 3:1 (75 grew and 25 contracted). By the fourth quarter of 2015 the ratio was at parity; 49 grew (32 with growth of 10% or more) and 51 contracted (37 with contraction of 10% or more). In the first quarter of 2016 this ratio has improved slightly; 53 grew (38 with growth of 10% or more) and 47 contracted (31 with contraction of 10% or more).

(4)
We have continued to expand our Onsite business (defined as dedicated sales and service provided from within the customer's facility). Our goal is to sign 200 Onsite customer locations in 2016, and we signed 48 in the first quarter of 2016. During 2015 we signed 82 new Onsite customer locations, of which 58 became operational in 2015, and another 18 became operational in the first quarter of 2016. Of the remaining six locations, four are scheduled for implementation in the second quarter of 2016, and the final two were canceled due to a market slowdown.

(5)
We converted approximately 185 additional stores to the CSP 16 (Customer Service Project 2016) format in the first quarter of 2016, bringing the total number of stores converted to this format to approximately 985 as of March 31, 2016. This merchandising footprint, disclosed at our November 2015 Investor Day, involves expanded inventory placement at our store locations to enhance same-day capabilities.

(6)
The net sales of our Canadian business, which grew about 7% in 'local currency' based on local business days during the first quarter of 2016, improved from approximately 4% growth in the fourth quarter of 2015.

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
FASTENER SALES
First and foremost, we are a fastener distributor. We have been in this business for almost 50 years. We are good at it. We have strong capabilities at sourcing and procurement, at quality control, at logistics, and at local customer service. Each of these capabilities is focused on the customer at the end of the supply chain. This business is split about 60% production/construction needs and about 40% maintenance needs. The former is a great business, but it can be cyclical because about 75% of our manufacturing customer base is engaged in some type of heavy manufacturing. The sale of production fasteners is also a sticky business in the short-term as it is expensive and time consuming for our customers to change their supplier relationships. While our customer base values the capabilities we bring to the table, in the last seven quarters this group of customers has seen a contraction in its production and therefore its need for fasteners. During this time frame, our fastener product line has seen its daily growth decrease from about 10% growth in the last six months of 2014 to about 6% contraction in the fourth quarter of 2015 and about 2% contraction in the first quarter of 2016. Said another way, our market share gains continue to be strong, but the contraction in purchases from our existing customers, plus some price deflation, has eliminated our growth and created contraction, which lessened from the fourth quarter of 2015 to the first quarter of 2016.
NON-FASTENER SALES
Second, we have a non-fastener maintenance and supply business. We have actively pursued this business in the last 20 to 25 years. The capabilities we developed as a fastener distributor, described above, provide a backbone to growing this ‘newer’ business. This backbone has been enhanced in the last five years with our added capabilities in industrial vending. Given our local customer service, we believe we have a structural advantage in the industrial vending business. There is more to industrial vending than the device or the financial resources to deploy; we believe the ability to replenish with a local team from an integrated supply chain network (i.e., the 'Team behind the Machine') is critical to the long-term success of this channel. Because of these capabilities, the non-fastener business remains more resilient. However, similar to our fastener business, our non-fastener business has generally weakened in the last seven quarters. During this time frame, daily sales of our non-fastener product line experienced growth of about 18% in the last six months of 2014, contracted to about 2% growth in the fourth quarter of 2015, and improved slightly to about 5% growth in the first quarter of 2016.
Please read through the detailed Sales and Sales Trends section later in this document for additional insight.
Our gross profit decreased from 50.8% in the first quarter of 2015 and 49.9% in the fourth quarter of 2015 to 49.8% in the first quarter of 2016. The relationship between sales and gross profit depends on our success within our large account business (an area that is still under-represented in our customer mix). The large account end market produces a below average gross profit; however, it generally leverages our existing network of capabilities and allows us to enjoy strong incremental operating income growth. This customer mix change (large versus smaller), as well as our product mix change (from fasteners to non-fasteners), over time are a constant drain on our gross profit. We continued to face these headwinds during the first quarter of 2016 as our national accounts sales grew approximately 5%. We expect the customer mix and product mix change to continue into the future. We saw a noticeable squeezing of discretionary spending by our customers in November and December 2015, which produced a noticeable drop in the sale of less frequently purchased products and reduced our gross profit during the fourth quarter of 2015. This improved slightly during the first quarter of 2016.
In regards to operating expenses, we added 1,291 people to the Fastenal organization in the last twelve months (about 77% of these people were added to a store or some other type of selling location). This provided a meaningful increase in our capacity. However, we needed to fund this increased capacity. We did this by managing our total operating and administrative expenses outside of payroll related costs. This allowed us to invest in store personnel and fund that investment in a weak economic environment. During the first quarter of 2016, our payroll related expenses increased due to the addition of store based and other selling personnel, the addition of personnel related to the acquisition of Fasteners, Inc. in the fourth quarter of 2015, and the addition of vending specialists and information technology development resources. These increases were partially offset by a contraction in our performance bonuses and commissions, and our profit sharing contribution, primarily due to lower sales growth and operating income. Below is a quick recap of our full-time equivalent headcount to supplement the information discussed earlier in this document:

				Change Since:
	Q1 2015	Q4 2015	Q1 2016	Q1 2015	Q4 2015
Average full-time equivalent store employee count	10,421	11,436	11,473	10.1%	0.3%
Average full-time equivalent total employee count	15,544	16,901	17,096	10.0%	1.2%
Note – Full-time equivalent is based on 40 hours per week.
We touched on our industrial vending earlier, but here is a quick recap: During the first quarter of 2016, we signed 4,647 devices (we signed 4,016 devices in the fourth quarter of 2015 and we signed 3,962 devices during the first quarter of 2015), our installed device count on March 31, 2016 was 56,889 (an increase of 17.2% over March 31, 2015), and the percent of total net sales to customers with industrial vending was 44.5%. Our total daily sales to customers with industrial vending grew 3.6% over the first quarter of 2015. However, daily sales of non-fastener products to customers with vending grew 7.4%, while daily sales of fasteners to customers with vending contracted 5.5%.
Finally, some thoughts on capital allocation: During the latter half of 2014, throughout 2015, and into the first quarter of 2016, we have been modifying our capital allocation by buying back some common stock. One factor influencing our stock buybacks is our external valuation. Our relative stock valuation had weakened over the last several years, which prompted us to reassess our cash deployment. To this end, we have spent approximately $396 million buying back stock in the last seven quarters and have repurchased approximately 3.3% of our outstanding shares from the start of this time frame. We are mindful of our shareholders’ expectations relative to our dividend paying history and have primarily funded this buyback with debt. In 2015, 2014, and 2013, our net capital expenditures, expressed in dollars and as a percentage of net earnings, were $145 million (28.1%), $184 million (37.2%), and $202 million (44.9%), respectively. We previously indicated our net capital expenditures would be approximately $128 million in 2016. We now believe, given the new vending locker lease agreement and a stronger start to vending signings, we will have total net capital expenditures of approximately $197 million in 2016. We plan to fund this increase, as well as some of our previously planned capital expenditures, with the proceeds of a proposed private placement of debt. Please read through the detailed Cash Flow Impact Items section, and the Condensed Consolidated Statements of Cash Flows, for additional insight.
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
SALES GROWTH
Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
Net sales and daily sales were as follows:

	Three-month Period
	2016	2015
Net sales	$986,680	953,317
Percentage change	3.5%	8.8%
Business days	64	63
Daily sales	$15,417	15,132
Percentage change	1.9%	8.8%
Impact of currency fluctuations (primarily Canada)	-0.8%	-1.0%
Impact of acquisitions	0.8%	0.2%
The increase in net sales in the periods noted for 2016 and 2015 came primarily from higher unit sales. The higher unit sales resulted primarily from increases in sales at older store locations and to a lesser degree the opening of new store locations in the last several years. Net sales were also impacted by some price deflation in our fastener products, which was a drag on growth. Our growth in net sales was not meaningfully impacted by the introduction of new products or services, with one exception. Over the last several years, our industrial vending initiative has stimulated faster growth with a subset of our customers. The impact on net sales of the change in currencies in foreign countries (primarily Canada) relative to the United States dollar is noted in the table above.
The impact of the economy is best reflected in the growth performance of our stores opened greater than ten years ago (store sites opened as follows: 2016 group – opened 2006 and earlier, and 2015 group – opened 2005 and earlier) and opened greater than five years ago (store sites opened as follows: 2016 group – opened 2011 and earlier, and 2015 group – opened 2010 and earlier). These two groups of stores are more cyclical due to the increased market share they enjoy in their local markets. The stores opened greater than two years ago represent a consistent ‘same store’ view of our business (store sites opened as follows: 2016 group – opened 2014 and earlier, and 2015 group – opened 2013 and earlier). The daily sales change for each of these groups was as follows:

	Three-month Period
	2016	2015
Store Age
Opened greater than 10 years	1.0%	7.5%
Opened greater than 5 years	0.4%	7.6%
Opened greater than 2 years	0.7%	8.0%
Note: The age groups above are measured as of the last day of each respective calendar year.
SALES BY PRODUCT LINE
The approximate mix of sales from the fastener product line and from the other product lines was as follows:

	Three-month Period
	2016	2015
Fastener product line	37.5%	39.0%
Other product lines	62.5%	61.0%
	100.0%	100.0%

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
Monthly Sales Changes:
All company sales – During the months noted below, all of our selling locations, when combined, had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2016	3.3%	2.6%	0.0%
2015	12.0%	8.6%	5.6%	6.1%	5.3%	3.7%	3.2%	1.6%	-0.3%	-0.8%	-1.1%	-3.8%
2014	6.7%	7.7%	11.6%	10.0%	13.5%	12.7%	14.7%	15.0%	12.9%	14.6%	15.3%	17.4%
Stores opened greater than two years – Our stores opened greater than two years (store sites opened as follows: 2016 group – opened 2014 and earlier, 2015 group – opened 2013 and earlier, and 2014 group – opened 2012 and earlier) represent a consistent 'same-store' view of our business. During the months noted below, the stores opened greater than two years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2016	2.2%	1.4%	-1.4%
2015	11.2%	7.8%	4.8%	5.4%	4.6%	3.2%	2.6%	1.0%	-0.9%	-1.1%	-2.1%	-5.0%
2014	5.5%	6.5%	10.2%	8.4%	12.1%	11.4%	13.4%	14.0%	11.8%	13.5%	14.0%	16.5%
Stores opened greater than five years – The impact of the economy, over time, is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2016 group – opened 2011 and earlier, 2015 group – opened 2010 and earlier, and 2014 group – opened 2009 and earlier). This group, which represented about 90% of our total sales in the first three months of 2016, is more cyclical due to the increased market share they enjoy in their local markets. During the months noted below, the stores opened greater than five years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2016	1.7%	1.3%	-1.7%
2015	10.8%	7.2%	4.8%	5.6%	4.6%	3.1%	3.1%	1.3%	-1.1%	-1.0%	-1.8%	-5.3%
2014	4.6%	5.4%	9.5%	7.7%	11.5%	10.8%	12.9%	13.4%	11.7%	13.3%	13.6%	16.2%
Summarizing comments – There are three distinct influences to our growth: (1) execution, (2) currency fluctuations, and (3) economic fluctuations. This discussion centers on (2) and (3).
The change in currencies in foreign countries (primarily Canada) relative to the United States dollar impacted our net sales growth over the last several years. In the first three months of 2016, it lowered our net sales growth by 0.8%. During the years 2015 and 2014, it lowered our net sales growth by 1.2% and 0.5%, respectively.
Beginning in 2013, the fastener product line was heavily impacted by our industrial production business. These customers utilize our fasteners in the manufacture/assembly of their finished products. The end markets with the most pronounced weakening included heavy machinery manufacturers with exposure to: mining, military, agriculture, and construction. Our sales to customers engaged in light and medium duty manufacturing (largely related to consumer products) began to improve late in 2013 and into 2014. This made sense given the trends in the PMI Index at that time.
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
During 2015, our business weakened. As mentioned in prior disclosures, the weakening initially involved customers tied to the oil and gas sector, but grew during the course of the year to include customers across additional industries and in geographic areas not typically associated with the oil and gas sector. In November and December one distinct trend emerged involving customer plant shutdowns. This is not uncommon during the holiday season; however, we experienced a greater frequency and duration of shutdowns than in prior years during both late November and late December, with the trend more pronounced in late December.
As we indicated last fall, our customers are struggling with a weak economy. During the first quarter of 2016, the impact of seasonal plant shutdowns subsided and the true nature of the economy began to shine through. It indicates some improvements, but an economy that is still very weak. The first three months of 2016, as well as April and May of 2016, have some unusual 'noise' due to changing business day counts. The extra day in each of February, March, and May will tend to 'understate' the daily sales growth percentage and the missing day in January and April will tend to 'overstate' the daily sales growth number. The movement of Easter into March 2016 (versus April in 2015) will similarly tend to 'understate' daily sales growth in March 2016 and will tend to 'overstate' daily sales growth in April 2016.
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
History has identified these landings in our business cycle. They generally relate to months with impaired business days (certain holidays). The first landing centers on Easter, which alternates between March and April (Easter occurred in March 2016, in April 2015, and in April 2014), the second landing centers on July 4th, and the third landing centers on the approach of winter with its seasonal impact on primarily our construction business and with the Christmas/New Year holidays. The holidays we noted impact the trends because they either move from month-to-month or because they move around during the week (the July 4th and Christmas/New Year holiday impacts are examples).
The table below shows the pattern to the sequential change in our daily sales. The line labeled 'Benchmark' is an historical average of our sequential daily sales change for the period 1998 to 2013, excluding 2008 and 2009. We believe this time frame will serve to show the historical pattern and could serve as a benchmark for current performance. We excluded the 2008 to 2009 time frame because it contains an extreme economic event and we don't believe it is comparable. The '2016', '2015', and '2014' lines represent our actual sequential daily sales changes. The '16Delta', '15Delta', and '14Delta' lines indicate the difference between the 'Benchmark' and the actual results in the respective year.

											Cumulative
											Change from
											Jan. to
	Jan. (1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Mar.	Oct.
Benchmark	0.8%	2.2%	3.8%	0.4%	3.1%	2.7%	-2.1%	2.5%	3.7%	-1.2%	6.0%	15.9%
2016	0.4%	-0.8%	1.5%								0.7%
16Delta	-0.4%	-3.0%	-2.3%								-5.3%
2015	-3.6%	-0.1%	4.2%	-2.1%	3.4%	0.9%	-4.3%	4.1%	-0.9%	-2.0%	4.0%	2.9%
15Delta	-4.4%	-2.3%	0.4%	-2.5%	0.3%	-1.8%	-2.2%	1.6%	-4.6%	-0.8%	-2.0%	-13.0%
2014	-1.4%	3.0%	7.1%	-2.6%	4.2%	2.5%	-3.8%	5.8%	1.0%	-1.5%	10.3%	16.2%
14Delta	-2.2%	0.8%	3.3%	-3.0%	1.1%	-0.2%	-1.7%	3.3%	-2.7%	-0.3%	4.3%	0.3%

(1)	The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.

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

	Q1	Q2	Q3	Q4	Annual
2016	0.9%
2015	6.9%	3.8%	1.1%	-2.2%	2.3%
2014	9.0%	11.2%	13.7%	13.8%	12.0%
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
The best way to understand the change in our industrial production business is to examine the results in our fastener product line (just under 40% of our business) which is heavily influenced by changes in our business with heavy equipment manufacturers. From a company perspective, daily sales growth rates of fasteners, when compared to the same period in the prior year, were as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2016	-1.7%
2015	5.5%	0.0%	-4.4%	-6.2%	-1.4%
2014	1.6%	5.5%	9.9%	11.4%	6.9%

By contrast, the best way to understand the change in the maintenance portion of the manufacturing business is to examine the results in our non-fastener product lines. From a company perspective, daily sales growth rates of non-fasteners, when compared to the same period in the prior year, were as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2016	4.7%
2015	11.7%	9.0%	5.9%	1.2%	6.8%
2014	14.2%	17.1%	17.6%	19.0%	17.2%
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
Our non-residential construction customers have historically represented 20% to 25% of our business. The daily sales growth rates to these customers, when compared to the same period in the prior year, were as follows:

	Q1	Q2	Q3	Q4	Annual
2016	-0.4%
2015	6.2%	1.6%	-1.7%	-6.1%	-0.2%
2014	2.9%	7.5%	9.3%	12.6%	7.8%
Our non-residential construction business is heavily influenced by the industrial economy, particularly the energy sector. The volatility and weakness of energy prices has weakened this business, particularly in the last four quarters.
A graph of the sequential daily sales trends to these two end markets in 2016, 2015, and 2014, starting with a base of '100' in the previous October and ending with the next October, would be as follows:
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
In our first ten years of being public (1987 to 1997), we opened stores at an annual rate approaching 30% per year. In the next ten years (1997 to 2007), we opened stores at an annual rate of approximately 10% to 15% and, since 2007, at an annual rate of approximately 1% to 8%. We opened 24 stores in 2014, at an annual rate of approximately 1%, and 41 stores in 2015, at an annual rate of approximately 2%. We plan to open 40 to 60 stores in 2016, which is an annual rate of approximately 2%.
During our almost 50 years of business existence, we have constantly evolved to better serve the market (as is described in the paragraphs below) and have always been willing to challenge our approach. In our first 20 to 25 years, we closed several store locations because we felt the market was insufficient to operate a profitable 'fastener only' business. Every one of those locations was subsequently ‘reopened’ when our business model evolved to serve these markets profitably. During the last 20 to 25 years, we have enjoyed continued success with our store-based model, but we continue to challenge our approach. This resulted in our closing approximately 85 stores in the ten years prior to 2014 - not because they weren’t successful, but rather because we felt we had a better approach to growth. During 2014, we continued to challenge our approach and closed 73 stores. Several items we think are noteworthy: the group of stores we identified for closure in the second half of 2014 was profitable in the first quarter of 2014 (our 2014 analysis measurement period); those stores operated with average sales of about $36 thousand per month. We chose to close this group because we felt this was simply a better approach to growing our business profitably. During 2015, we closed 50 stores. Similar to 2014, we chose to close this group of stores because we felt this was simply a better approach. During the third quarter of 2014 (our 2015 analysis measurement period), 35 of these 50 stores were profitable. During the first quarter of 2016, we closed 12 stores.
There is a short-term cost for closing these stores; and, since we believe we will maintain the vast majority of the sales associated with these locations and most of the impacted employees have a nearby store from which to operate, the cost primarily relates to the future commitments related to the leased locations. We have recorded the impaired future costs related to these commitments. The related expense was not material as these locations have relatively short lease commitments and minimal leasehold improvements. We use the term closed; however, we consider them to be consolidated into another location since the vast majority are in close proximity to another store.
During the years, our expanding footprint has provided us with greater access to more customers, and we have continued to diversify our growth drivers. This was done to provide existing store personnel with more tools to grow their business organically, and the results of this are reflected in our earlier discussion on sales growth at stores opened greater than five years. In the early 1990's, we began to expand our product lines beyond primarily fasteners, and we added new product knowledge to our bench (the non-fastener products now represent about 60% of our sales). This was our first big effort to diversify our growth drivers. The next step began in the mid to late 1990's when we began to add sales personnel with certain specialties or focus. This began with our National Accounts group in 1995, and over time, has expanded to include individuals dedicated to: (1) sales related to our internal manufacturing division, (2) government sales, (3) internet sales, (4) construction, (5) specific products (most recently metalworking), and (6) industrial vending. Another step occurred at our sales locations (this includes Fastenal stores as well as strategic account stores and Onsite locations) and at our distribution centers, and began with a targeted merchandising and inventory placement strategy that included our 'Customer Service Project' approximately fourteen years ago and our 'Master Stocking Hub' initiative approximately nine years ago. These strategies allowed us to better target where to stock certain products (local store, regional distribution center, master stocking hub, or supplier) and allowed us to improve our fulfillment, lower our freight costs, and improve our ability to serve a broader range of customers. During 2013 and 2014, we expanded our store-based inventory offering around select industries (with an emphasis on fasteners, construction products, and safety products) and beginning in the latter half of 2013 we expanded two key employee groups: (1) the number of employees working in our stores and (2) the number of district and regional leaders supporting our stores. To improve the efficiency, accuracy, and capacity of our distribution centers, we made significant investments into distribution automation over the last several years (a majority of our facilities are now automated, and greater than 80% of our picking occurs at an automated distribution center). Finally, we also added a high frequency distribution center, internally known as T-hub, to support vending and other high frequency selling activities. During 2015, and the first quarter of 2016, we continued to enhance the technology in our automated distribution centers, sharpened our focus on growing our Onsite business, and expanded our store-based inventory offering (CSP 16). This merchandising footprint involves expanded inventory placement at our store locations to enhance same-day delivery capabilities. The theme that shines through in all these changes is a simple one – invest into and support our sales machine – the local store.
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
Our expanded industrial vending portfolio consists of 20 different vending devices, with the FAST 5000 device, our helix based machine (think candy machine), representing approximately 40% of the installed machines. We have learned much about these devices over the last several years and currently the target monthly revenue ranges from under $1,000 per device to in excess of $3,000 per device. The following two tables provide two views of our data: (1) actual device count regardless of the type of machine and (2) ‘machine equivalent' count based on the weighted target monthly revenue of each device (compared to the FAST 5000 device, which has a $2,000 monthly revenue target). For example, the 12-door locker, with target monthly revenue of $750, would be counted as ‘0.375 machine equivalent’ (0.375 = $750/$2,000).

The industrial vending information related to contracts signed during each period was as follows:

		Q1	Q2	Q3	Q4	Annual
Device count signed during the period	2016	4,647
	2015	3,962	5,144	4,689	4,016	17,811
	2014	4,025	4,137	4,072	4,108	16,342

'Machine equivalent' count signed during the period	2016	3,696
	2015	2,916	3,931	3,769	3,319	13,935
	2014	2,974	3,179	3,189	3,243	12,585
The industrial vending information related to installed machines at the end of each period was as follows:

		Q1	Q2	Q3	Q4
Device count installed at the end of the period	2016	56,889
	2015	48,545	50,620	53,547	55,510
	2014	42,153	43,761	45,596	46,855

'Machine equivalent' count installed at the end of the	2016	43,329
period	2015	35,997	37,714	40,067	41,905
	2014	30,326	31,713	33,296	34,529
The following table includes some additional statistics regarding our net sales and daily sales growth:

		Q1	Q2	Q3	Q4
Percent of total net sales to customers with	2016	44.5%
industrial vending(1)	2015	40.5%	40.9%	42.1%	43.9%
	2014	37.8%	37.0%	37.8%	39.3%

Daily sales growth to customers with	2016	3.6%
industrial vending(2)	2015	12.3%	8.6%	4.8%	0.7%
	2014	19.7%	20.9%	21.9%	20.0%
(1) The percentage of total net sales (vended and traditional) to customers currently using a vending solution.
(2) The growth in total net sales (vended and traditional) to customers currently using a vending solution compared to the same period in the preceding year.
Our total daily sales growth to customers with industrial vending declined during 2015, which was primarily the result of the slowdown in our business with customers connected to the oil and gas industry, including direct industry participants as well as other customers serving those participants. In the first quarter of 2016, daily sales to customers with vending grew 3.6% over the first quarter of 2015; however, daily sales of non-fastener products to customers with vending grew 7.4%, while daily sales of fasteners to customers with vending contracted 5.5%.
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

PROFIT DRIVERS OF OUR BUSINESS
As we state several times in this document, profit is important to us. For a distribution business, profit and cash flow go hand in hand. Cash flow is what funds our growth, provides us with short-term and long-term flexibility, and enables us to create value for our customers, our employees, our suppliers, and our shareholders. Over time, we grow our profits by continuously working to grow sales and to improve our relative profitability. We achieve our improvements in relative profitability by improving our relative gross profit, by structurally lowering our operating and administrative expenses, or both.
We also grow our profits by allowing our inherent profitability to shine through - we refer to this as the 'pathway to profit'. The distinction is important. The ‘pathway to profit’ to which we refer is merely the natural ‘per store’ leverage that occurs as the average net sales per month of a store increases. There are two diverging trends that occur as a store grows; first, the gross profit percentage at a store generally declines and, second, our operating and administrative expenses as a percentage of net sales generally improve. The operating and administrative expense improvement starts on day one, while the gross profit percentage decline typically occurs when the average sales at a store move above $100 thousand per month. Fortunately, the operating and administrative expense improvements typically far outweigh the gross profit percentage declines.
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

STATEMENT OF EARNINGS INFORMATION (percentage of net sales) for the periods ended March 31:

	Three-month Period
	2016	2015
Net sales	100.0%	100.0%
Gross profit	49.8%	50.8%
Operating and administrative expenses	29.4%	29.4%
Loss (gain) on sale of property and equipment	0.0%	0.0%
Operating income	20.4%	21.4%
Net interest income (expense)	-0.1%	0.0%
Earnings before income taxes	20.3%	21.4%

Note – Amounts may not foot due to rounding difference.
Gross profit – The gross profit percentage during each period was as follows:

	Q1	Q2	Q3	Q4
2016	49.8%
2015	50.8%	50.3%	50.5%	49.9%
2014	51.2%	50.8%	50.8%	50.5%
Over the last several years our gross profit percentage has fluctuated due to our mix of store sizes, customer sizes, products, geographies, end markets, and end market uses (such as industrial production business versus maintenance business). We believe our gross profit percentage will be in the range of 49.5% to 50.0% during 2016 due to the impact, in the short-term, of our growth drivers and the economy. Our internal goal is to move our gross profit percentage back to 50.0%. This is a challenging goal. As stated below, the structural gross profit change centers primarily on customer mix and, to a lesser degree, product mix. However, as discussed in the operating and administrative expenses section below, we believe this structural change will improve operating and administrative expenses as a percentage of net sales over the long term.
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
Important factors that impact our gross profit are our locations, our product mix, and our customer mix. Given the close proximity of our sales personnel to our customer’s business, we offer a very high service level with our sales, which is valued by our customers and improves our gross profit. Fasteners are our highest gross profit product line given the high transaction cost surrounding the sourcing and supply of the product for our customers. Fasteners currently account for approximately 40% of our sales. We expect any reduction in the mix of our sales attributable to fasteners to negatively impact gross profit, particularly as it relates to maintenance fasteners. Gross profit is also influenced by average store sales as noted earlier in this document. Larger stores have larger customers, whose more focused buying patterns allow us to offer them better pricing. As a result, growth in average store sales is expected to negatively impact gross profit. A final item of note, our fourth quarter has typically been the season with the most challenges surrounding gross profit. This relates to the decline in sales in November and December due to the ‘holiday season’ and due to the drop off in non-residential construction business. This drop off in sales reduces the utilization of our trucking network which can also slightly reduce our gross profit.
Our gross profit, as a percentage of net sales, decreased in the first quarter of 2016 when compared to the first quarter of 2015. This decrease was primarily caused by changes in product and customer mix.
Operating and administrative expenses - remained unchanged as a percentage of net sales in the first quarter of 2016 when compared to the first quarter of 2015.
Historically, our two largest components of operating and administrative expenses have consisted of employee related expenses (approximately 65% to 70%) and occupancy related expenses (approximately 15% to 20%). The remaining expenses cover a variety of items with selling transportation typically being the largest.
The three largest components of operating and administrative expenses grew (contracted) as follows for the periods ended March 31 (compared to the same period in the preceding year):

	Three-month Period
	2016	2015
Employee related expenses	2.6%	6.5%
Occupancy related expenses	7.9%	7.0%
Selling transportation costs	-7.2%	-20.0%
Employee related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. For the first quarter of 2016, when compared to the first quarter of 2015, employee related expenses grew due to an increase in full-time equivalent headcount (see table below), which was partially offset by a contraction in our performance bonuses and commissions, and our profit sharing contribution, primarily due to lower sales growth and operating income. For the first quarter of 2015, when compared to the first quarter of 2014, our performance bonuses and commissions grew, as well as our profit sharing contribution, due to our expanding profit growth from the prior year. These factors, combined with an increase in full-time equivalent headcount (see table below), caused employee related expenses to grow. This increase was partially offset by a focused reduction in overtime hours paid.

On average, the full-time equivalent (FTE) headcount grew as follows for the periods ended March 31 (compared to the same period in the preceding year):

	Three-month Period
	2016	2015
Store based	10.1%	2.1%
Total selling (includes store)	10.9%	2.6%
Distribution	8.4%	7.4%
Manufacturing	0.7%	0.0%
Administrative	8.1%	6.5%
Total average FTE headcount	10.0%	3.4%
Occupancy related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our stores and distribution locations, and (4) industrial vending equipment (we consider the vending equipment to be a logical extension of our store operation and classify the expense as occupancy). The increases in both the first quarter of 2016, when compared to the first quarter of 2015, as well as the first quarter of 2015, when compared to the first quarter of 2014, were driven by (1) an increase in the amount of industrial vending equipment as discussed earlier in this document, and (2) an increased investment in our distribution infrastructure over the last several years, primarily related to automation. These increases were partially offset by a reduction in utility costs at store locations.
Our selling transportation costs consist primarily of our store fleet as most of the distribution fleet costs are included in cost of sales. Selling transportation costs included in operating and administrative expenses decreased in the first quarter of 2016, when compared to the first quarter of 2015. This was driven by the decline in fuel costs which was partially offset by an increase in fuel consumption related to an increase in store employee count. The decrease in selling transportation costs included in operating and administrative expenses in the first quarter of 2015, when compared to the first quarter of 2014, was driven by the decline in fuel costs, which was partially offset by the increase in store employee count and the reduction in mileage per gallon associated with severe winter driving conditions.
The last several years have seen some variation in the cost of diesel fuel and gasoline. During the first quarter of 2016, our total vehicle fuel costs were approximately $6.4 million. During the first, second, third, and fourth quarters of 2015, our total vehicle fuel costs were approximately $8.8 million, $9.1 million, $8.6 million, and $7.8 million, respectively. The changes resulted from variations in fuel costs, variations in the service levels provided to our stores from our distribution centers, changes in the number of vehicles at our store locations, changes in the number of other sales centered vehicles as a result of store openings and the expansion of our non-store sales force, and changes in driving conditions. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of sales and the fuel utilized in our store delivery and other sales centered vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50/50 between distribution and store and other sales centered use).
Income taxes – Income taxes, as a percentage of earnings before income taxes, were approximately 36.8% and 37.3%, respectively, for each of the first quarters of 2016 and 2015. As our international business and profits grew over the past several years, the lower income tax rates in those jurisdictions, relative to the United States, have lowered our effective tax rate.

CASH FLOW IMPACT ITEMS
As indicated earlier, we included this section to provide some added insight into the items that impact our cash flow.
OPERATIONAL WORKING CAPITAL
The year-over-year comparison and the related dollar and percentage changes related to accounts receivable, net and inventories were as follows:

	March 31:			Twelve-month Dollar Change		Twelve-month Percentage Change
	2016	2015	2014	2016	2015	2016	2015
Accounts receivable, net	$533,485	521,094	473,181	$12,391	47,913	2.4%	10.1%
Inventories	965,054	867,922	793,987	97,132	73,935	11.2%	9.3%
Operational working capital(1)	$1,498,539	1,389,016	1,267,168	$109,523	121,848	7.9%	9.6%

Sales in last two months	$678,326	639,843	583,324	$38,483	56,519	6.0%	9.7%
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
Our growth in inventory balances over time does not have as direct a relationship to our monthly sales patterns as does our growth in accounts receivable. This is impacted by other aspects of our business. For example, the dramatic economic slowdown in late 2008 and early 2009 caused our inventory to spike. This occurred because the lead time for inventory procurement is typically longer than the visibility we have into future monthly sales patterns. Over the last decade, we increased our relative inventory levels due to the following: (1) new store openings, (2) expanded stocking breadth at distribution centers (for example, our master stocking hub in Indianapolis expanded its product breadth over six fold from 2005 to 2011), (3) expanded direct sourcing, (4) expanded Fastenal brands (private label), (5) expanded industrial vending solutions, (6) national accounts and Onsite growth, (7) international growth, and (8) expanded stocking breadth at individual stores. While all of these items impacted both 2016 and 2015, items (3) through (8) had the greatest impact.
BALANCE SHEET AND CASH FLOW
Our balance sheet continues to be very strong and our operations have good cash generating characteristics. Our operating cash flow as a percentage of net earnings was weaker in the first quarter of 2016 than in the first quarter of 2015 due to our current initiative to add additional products into store inventory under our CSP 16 format. Our first quarter typically has stronger cash flow characteristics due to the timing of tax payments; this benefit reverses itself in the second, third, and fourth quarters as income tax payments go out in April, June, September, and December. The remaining amounts of cash flow from operating activities are largely linked to the pure dynamics of a distribution business and its strong correlation to working capital as discussed above. During 2015, and the first quarter of 2016, we incurred some debt to fund capital expenditures, purchases of our common stock, and payments of dividends as discussed earlier in this document.
Operating cash flow as a percentage of net earnings were as follows in 2016 and 2015:

	2016	2015
First quarter	127.8%	141.1%
Second quarter		57.7%
Third quarter		103.2%
Fourth quarter		129.5%
Year-to-date	127.8%	105.9%

Our dividends (on a per share basis) were as follows in 2016 and 2015:

	2016		2015
First quarter	$0.30		$0.28
Second quarter	0.30	(1)	0.28
Third quarter			0.28
Fourth quarter			0.28
Total	$0.60		$1.12
(1) The second quarter dividend was declared on April 11, 2016, and is payable on May 24, 2016 to shareholders of record at the close of business on April 26, 2016.
STOCK PURCHASES
During the first quarter of 2016, we purchased 1,600,000 shares of our common stock at an average price of approximately $37.15 per share. During 2015, we purchased a total of 7,100,000 shares of our common stock at an average price of $41.26 per share. We currently have authority to purchase up to an additional 1,300,000 shares of our common stock.
CRITICAL ACCOUNTING POLICIES
A discussion of our critical accounting policies is contained in our 2015 annual report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow activity in dollars and as a percentage of net earnings was as follows:

	Three-month Period
	2016	2015
Net cash provided by operating activities	$161,362	180,105
Net cash used in investing activities	$28,932	42,282
Net cash used in financing activities	$115,356	127,180

Net cash provided by operating activities	127.8%	141.1%
Net cash used in investing activities	22.9%	33.1%
Net cash used in financing activities	91.4%	99.7%
Net cash provided by operating activities decreased from the prior year. The decrease was driven by an increase in the cash required to fund our net working capital growth. This was partially offset by the timing of income tax payments.
Net cash used in investing activities changed primarily due to changes in capital expenditures. Property and equipment expenditures in the first three months of 2016 and 2015 consisted of: (1) the purchase of software and hardware for our information processing systems, (2) the addition of certain pick-up trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, (6) the expansion of our distribution/trucking fleet, (7) purchases related to industrial vending, and (8) the expansion of distribution capabilities related to automation. Of these factors, items (4), (7), and (8), created the greatest impact to our capital expenditures in the first quarter of 2016, while items (7) and (8) created the greatest impact to our capital expenditures in 2015. Disposals of property and equipment in both periods consisted of the planned disposition of certain pick-up trucks, as well as distribution vehicles and trailers, in the normal course of business.
Cash requirements for property and equipment expenditures were satisfied from net earnings, cash on hand, borrowings, and the proceeds of disposals. We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and from our borrowing capacity.
Net cash used in financing activities consisted of the payments of dividends and purchases of our common stock, which were partially offset by the proceeds from the exercise of stock options and borrowings. During the first three months of 2016 and 2015, we utilized borrowings to fund certain needs including purchases of our common stock.
Cash Commitments – A discussion of the nature and amount of future cash commitments, other than under our revolving credit facility and note, is contained in our 2015 annual report on Form 10-K. That portion of the debt outstanding under our revolving credit facility and note classified as long-term, and the maturity of that debt, is described earlier in Note 5 of the Notes to Condensed Consolidated Financial Statements.
Unremitted Foreign Earnings – Approximately $107 million of cash and cash equivalents are held by non-U.S. subsidiaries. These funds may create foreign currency translation gains or losses depending on the functional currency of the entity holding the cash. There are no significant restrictions that would preclude us from bringing the majority of these funds back to the U.S. The income tax impact of repatriating cash associated with certain undistributed earnings is discussed in our most recently filed annual report on Form 10-K under Note 6 of the Notes to Consolidated Financial Statements. There have been no material changes in unremitted earnings in the form of cash.
Certain Risks and Uncertainties – Certain statements contained in this document do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a historical fact, including estimates, projections, future trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, and our strategies, goals, mission, and vision. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers or geographic locations, changes in our average store size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, weak acceptance or adoption of vending technology or increased competition in industrial vending, difficulty in maintaining installation quality as our industrial vending business expands, the entering into of future arrangements with customers to lease a significant number of industrial vending machines (which could cause unexpected increases in capital expenditures or the need for additional hiring), difficulty in hiring, relocating, training or retaining qualified personnel, failure to accurately predict the number of North American markets able to support stores or to meet store opening goals, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, changes in credit market volatility, changes in tax law, changes in the availability or price of commercial real estate, changes in the nature, price or availability of distribution, supply chain, and other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
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
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. In 2014, 2015, and the first three months of 2016, we noted some deflation in overall steel pricing. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.
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

Interest rates - Loans under our credit facility bear interest at floating rates tied to LIBOR. As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our credit facility. However, due to the relatively small size of our debt, we do not believe our operations are currently subject to significant market risk for interest rate exposure under the credit facility. A description of our credit facility is contained in Note 5 of the Notes to Condensed Consolidated Financial Statements.

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

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
A description of our legal proceedings, if any, is contained in Note 5 of the Notes to Condensed Consolidated Financial Statements. The description of legal proceedings, if any, in Note 5 is incorporated herein by reference.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the first quarter of 2016:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2016	1,600,000	$37.15	1,600,000	1,300,000
February 1-29, 2016	0	$0.00	0	1,300,000
March 1-31, 2016	0	$0.00	0	1,300,000
Total	1,600,000	$37.15	1,600,000	1,300,000

(1)
On May 1, 2015, our board of directors authorized the purchase by us of an additional 4,000,000 shares of our common stock. The reported purchases were made under this authorization, which does not have an expiration date. As of March 31, 2016, we had remaining authority to purchase 1,300,000 shares under this authorization.

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

101
The following financial statements from Fastenal Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on April 15, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: April 15, 2016	/s/ Daniel L. Florness
Daniel L. Florness
President and Chief Executive Officer
(Duly Authorized Officer)

Date: April 15, 2016	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Interim Chief Financial Officer, Controller, and Chief
Accounting Officer (Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	Incorporated by reference

3.2	Restated By-Laws of Fastenal Company	Incorporated by reference

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed

101.INS	XBRL Instance Document	Electronically Filed

101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Filed

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Electronically Filed

101.DEF	XBRL Taxonomy Definition Linkbase Document	Electronically Filed

101.LAB	XBRL Taxonomy Label Linkbase Document	Electronically Filed

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Electronically Filed