Form 10-Q
period 2016-06-30
FASTENAL CO
filed 2016-07-15
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016, or

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at July 11, 2016
Common Stock, par value $.01 per share	288,965,949

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands except share and per share information)

	(Unaudited)
Assets	June 30, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$155,458	129,019
Trade accounts receivable, net of allowance for doubtful accounts of $11,123 and $11,729, respectively	537,341	468,375
Inventories	985,085	913,263
Prepaid income taxes	—	22,558
Other current assets	113,022	131,561
Total current assets	1,790,906	1,664,776

Property and equipment, net	859,490	818,889
Other assets, net	48,740	48,797

Total assets	$2,699,136	2,532,462

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$67,610	62,050
Accounts payable	158,698	125,973
Accrued expenses	176,556	185,143
Income taxes payable	8,318	—
Total current liabilities	411,182	373,166

Long-term debt	362,390	302,950
Deferred income tax liabilities	57,402	55,057

Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized; 288,945,899 and 289,581,682 shares issued and outstanding, respectively	2,890	2,896
Additional paid-in capital	27,701	2,024
Retained earnings	1,871,813	1,842,772
Accumulated other comprehensive loss	(34,242)	(46,403)
Total stockholders' equity	1,868,162	1,801,289
Total liabilities and stockholders' equity	$2,699,136	2,532,462
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Amounts in thousands except earnings per share)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Net sales	$2,000,967	1,951,144	$1,014,287	997,827

Cost of sales	1,007,915	965,007	512,695	495,740
Gross profit	993,052	986,137	501,592	502,087

Operating and administrative expenses	582,800	557,031	292,619	276,644
Gain on sale of property and equipment	(130)	(498)	(236)	(390)
Operating income	410,382	429,604	209,209	225,833

Interest income	153	162	92	63
Interest expense	(2,867)	(1,155)	(1,484)	(797)

Earnings before income taxes	407,668	428,611	207,817	225,099

Income tax expense	149,920	160,648	76,296	84,742

Net earnings	$257,748	267,963	$131,521	140,357

Basic net earnings per share	$0.89	0.91	$0.46	0.48

Diluted net earnings per share	$0.89	0.91	$0.45	0.48

Basic weighted average shares outstanding	288,863	293,192	288,919	291,177

Diluted weighted average shares outstanding	289,132	293,870	289,119	291,830
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Net earnings	$257,748	$267,963	$131,521	140,357
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0 in 2016 and 2015)	12,161	(15,661)	(1,555)	3,789
Comprehensive income	$269,909	$252,302	$129,966	144,146
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$257,748	267,963
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	47,937	39,295
Gain on sale of property and equipment	(130)	(498)
Bad debt expense	3,894	4,806
Deferred income taxes	2,345	2,527
Stock-based compensation	1,700	3,441
Excess tax benefits from stock-based compensation	(5,469)	(1,274)
Amortization of non-compete agreements	263	263
Changes in operating assets and liabilities:
Trade accounts receivable	(70,560)	(83,552)
Inventories	(68,144)	(12,615)
Other current assets	18,539	8,496
Accounts payable	32,725	29,563
Accrued expenses	(8,587)	8,395
Income taxes	36,345	(5,036)
Other	(553)	(620)
Net cash provided by operating activities	248,053	261,154

Cash flows from investing activities:
Purchases of property and equipment	(88,723)	(88,020)
Proceeds from sale of property and equipment	2,988	4,112
Other	(206)	(20)
Net cash used in investing activities	(85,941)	(83,928)

Cash flows from financing activities:
Borrowings under credit facility	435,000	790,000
Payments against credit facility	(370,000)	(550,000)
Proceeds from exercise of stock options	22,423	6,911
Excess tax benefits from stock-based compensation	5,469	1,274
Purchases of common stock	(59,440)	(250,425)
Payments of dividends	(173,188)	(164,736)
Net cash used in financing activities	(139,736)	(166,976)

Effect of exchange rate changes on cash and cash equivalents	4,063	(3,580)

Net increase in cash and cash equivalents	26,439	6,670

Cash and cash equivalents at beginning of period	129,019	114,496

Cash and cash equivalents at end of period	$155,458	121,166

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,873	1,155
Net cash paid for income taxes	$110,934	162,891
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
June 30, 2016 and 2015
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

(2) Stockholders’ Equity
Dividends
On July 11, 2016, our board of directors declared a dividend of $0.30 per share of common stock. This dividend is to be paid in cash on August 23, 2016 to shareholders of record at the close of business on July 26, 2016. Since 2011, we have paid quarterly dividends. Our board of directors expects to continue paying quarterly dividends, provided the future determination as to payment of dividends will depend on the financial needs of the Company and such other factors as deemed relevant by the board of directors.
The following table presents the dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2016	2015
First quarter	$0.30	0.28
Second quarter	0.30	0.28
Third quarter	0.30	0.28
Fourth quarter		0.28
Total	$0.90	1.12
Stock Options

The following tables summarize the details of grants made under our stock option plan that are still outstanding, and the assumptions used to value these grants. All options granted were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	June 30, 2016
Date of Grant				Options Outstanding	Options Exercisable
April 19, 2016	845,440	$46.00	$45.74	819,466	—
April 21, 2015	893,220	$42.00	$41.26	775,020	—
April 22, 2014	955,000	$56.00	$50.53	642,500	10,000
April 16, 2013	205,000	$54.00	$49.25	115,000	2,500
April 17, 2012	1,235,000	$54.00	$49.01	1,015,250	617,500
April 19, 2011	410,000	$35.00	$31.78	200,800	163,300
April 20, 2010	530,000	$30.00	$27.13	181,725	121,725
April 21, 2009	790,000	$27.00	$17.61	252,650	208,900
April 15, 2008	550,000	$27.00	$24.35	114,100	114,100
Total	6,413,660			4,116,511	1,238,025

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
June 30, 2016 and 2015
(Unaudited)

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
April 19, 2016	1.3%	5.00	2.6%	26.34%	$8.18
April 21, 2015	1.3%	5.00	2.7%	26.84%	$7.35
April 22, 2014	1.8%	5.00	2.0%	28.55%	$9.57
April 16, 2013	0.7%	5.00	1.6%	37.42%	$12.66
April 17, 2012	0.9%	5.00	1.4%	39.25%	$13.69
April 19, 2011	2.1%	5.00	1.6%	39.33%	$11.20
April 20, 2010	2.6%	5.00	1.5%	39.10%	$8.14
April 21, 2009	1.9%	5.00	1.0%	38.80%	$3.64
April 15, 2008	2.7%	5.00	1.0%	30.93%	$7.75
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the six-month periods ended June 30, 2016 and 2015 was $1,700 and $3,441, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of June 30, 2016 was $16,993 and is expected to be recognized over a weighted average period of 4.90 years. Any future changes in estimated forfeitures will impact this amount.
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive:

	Six-month Period		Three-month Period
Reconciliation	2016	2015	2016	2015
Basic weighted average shares outstanding	288,863,482	293,191,566	288,918,945	291,176,985
Weighted shares assumed upon exercise of stock options	268,820	678,586	200,525	653,152
Diluted weighted average shares outstanding	289,132,302	293,870,152	289,119,470	291,830,137

	Six-month Period		Three-month Period
Summary of Anti-dilutive Options Excluded	2016	2015	2016	2015
Options to purchase shares of common stock	2,941,864	2,395,247	3,253,343	2,724,639
Weighted average exercise price of options	$50.39	$52.97	$49.91	$51.56
Any dilutive impact summarized above relates to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive option securities then outstanding.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
June 30, 2016 and 2015
(Unaudited)

(3) Income Taxes
Fastenal files income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2013 in the case of United States federal and foreign examinations and 2012 in the case of state and local examinations.
As of June 30, 2016 and 2015, liabilities recorded related to gross unrecognized tax benefits were $5,085 and $4,299, respectively. Included in these liabilities for gross unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. We do not anticipate significant changes in total unrecognized tax benefits during the next twelve months.

(4) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $76,442. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote other than where we have established an accrual for estimated losses, which is immaterial at June 30, 2016. To the extent our fleet contains vehicles we estimate will settle at a gain, such gains on these vehicles will be recognized when we sell the vehicle.

(5) Debt Commitments and Contingencies
Credit Facility, Note Payable, and Commitments
Debt obligations and undrawn letters of credit outstanding at the end of each period were as follows:

	June 30, 2016	December 31, 2015
Outstanding loans under unsecured revolving credit facility	$415,000	350,000
Note payable	15,000	15,000
Total debt	430,000	365,000
Less: Current portion of debt	(67,610)	(62,050)
Long-term debt	$362,390	302,950

Undrawn letters of credit under unsecured revolving credit facility - face amount	$36,267	36,266
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
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to the London Interbank Offered Rate ('LIBOR') for interest periods of various lengths selected by us, plus 0.95%. A change in LIBOR impacts the interest rate on our borrowings, which in turn impacts interest expense incurred and cash flows. Based on the interest periods we have chosen, our weighted per annum interest rate at June 30, 2016 was approximately 1.4%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our usage of the Credit Facility.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
June 30, 2016 and 2015
(Unaudited)

Note Payable
On December 7, 2015, we signed an agreement to acquire, effective January 2, 2017, certain assets related to the collection and management of certain portions of our business and financial data from Apex Industrial Technologies, LLC ('Apex'), a provider of automated point-of-use dispensing and supply chain technologies. The agreement includes a transition arrangement which requires us to assume responsibility for certain software that is licensed by Apex assuming that hosting services are transitioned from Apex to us. The total consideration for the assets and transition arrangement is $27,000, of which $12,000 was paid in cash in December 2015 to cover costs associated with decoupling systems and programs, transition planning expenses, completing system enhancements, and engaging in training to effectively and efficiently transfer hosting activities to us. The remaining $15,000 covers equipment costs and post transfer expenses related to the transition, and is payable in installments pursuant to an unsecured note, with the final payment due in December 2017. Payment of the $15,000 is dependent upon the transfer of hosting activities to us. We reserve the right to terminate the transition of hosting services from Apex to us and, if we decide to exercise that option, then we will not be required to make the $15,000 in payments and Apex will continue to provide us with fee-based hosting services. The note bears interest at an annual rate of 0.56%. Interest on the unpaid principal balance of the note is due and payable on the last day of each calendar quarter.
Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2015 annual report on Form 10-K in Note 9 of the Notes to Consolidated Financial Statements. As of June 30, 2016, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.

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
In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The guidance will be applied on a modified retrospective basis with the earliest period presented. We are evaluating the impact of the future adoption of this standard on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholdings requirements, as well as classification in the statement of cash flows. The guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact of the future adoption of this standard on our consolidated financial statements and related disclosures.

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

					Change Since:
	Q2 2015	Q4 2015	Q2 2016		Q2 2015	Q4 2015
End of period total store employee count	13,203	13,961	13,499		2.2%	-3.3%
Change in total store employee count					296	-462

End of period total employee count	19,527	20,746	20,324		4.1%	-2.0%
Change in total employee count					797	-422

Industrial vending machines (installed device count)	50,620	55,510	58,346	(1)	15.3%	5.1%
Number of store locations	2,616	2,622	2,605		-0.4%	-0.6%
(1) In February 2016, we signed an agreement to lease a significant number of industrial vending lockers to one of our customers. As of June 30, 2016, we have deployed approximately 3,000 devices under this agreement. These devices are excluded from the count noted above.
Several items worth noting with respect to our results:

(1)
During the last twelve months, we have added 296 people into our stores and 797 people in total. The headcount additions outside of stores related to additions in vending support, the information technology development center, and distribution. Our store headcount increased in the last half of 2015 and then contracted in the first half of 2016 as we managed our store headcount levels.

(2)
We opened 27 and 8 stores in the first six months of 2016 and 2015, respectively, and currently expect to open 30 to 45 stores in total in 2016, which is an annual rate of approximately 1% to 2%. We closed or consolidated 34 and 26 stores in the first six months of 2016 and 2015, respectively. Most of these closed or consolidated locations were in multiple store markets with expiring leases and the impact to sales was not considered meaningful. We intend to continue evaluating markets for openings and for closures and consolidations in the latter half of 2016 and into 2017.

(3)
We are seeing a very strong pace of national account signings (defined as new customer accounts with a multi-site contract). In the first half of 2016 and 2015, we signed 100 and 87 new contracts, respectively. Beyond signings (or growth activities), we look at the health of our large customer market, and by extension our market place, by watching the trends of our top 100 customers. In the recent past (2011 to 2014), the typical ratio of growth versus contraction in the sales to our top 100 customers was 3:1 (75 grew and 25 contracted). By the fourth quarter of 2015 the ratio was approximately 1:1; 49 grew (32 with growth of 10% or more) and 51 contracted (37 with contraction of 10% or more). In the first quarter of 2016 this ratio improved slightly; 53 grew (38 with growth of 10% or more) and 47 contracted (31 with contraction of 10% or more). In the second quarter of 2016 this ratio weakened; 47 grew (31 with growth of 10% or more) and 53 contracted (34 with contraction of 10% or more).

(4)
We have continued to expand our Onsite business (defined as dedicated sales and service provided from within the customer's facility). Our goal is to sign 200 Onsite customer locations in 2016, and we signed 48 and 44 in the first and second quarters of 2016, respectively. Of the 92 signed in the first half of 2016, 55 are operational as of June 30, 2016. All of the 80 new Onsite customer locations we signed in 2015 are operational.

(5)
We have converted approximately 1,900 stores to the CSP 16 (Customer Service Project 2016) format as of June 30, 2016. This merchandising footprint, disclosed at our November 2015 Investor Day, involves expanded inventory placement at our store locations to enhance same-day capabilities.

(6)
The net sales of our Canadian business, which grew about 4% in 'local currency' based on local business days during the fourth quarter of 2015, improved to about 7% growth in the first quarter of 2016. In the second quarter of 2016, this growth slid back to about 4%. However, the locations affected by the fires in Western Canada in May reduced our sales by approximately $1.1 million (approximately $850 thousand U.S. Dollars), which lowered the growth of our Canadian business by approximately one to two percentage points.

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
FASTENER SALES
First and foremost, we are a fastener distributor. We have been in this business for almost 50 years. We are good at it. We have strong capabilities at sourcing and procurement, at quality control, at logistics, and at local customer service. Each of these capabilities is focused on the customer at the end of the supply chain. This business is split about 60% production/construction needs and about 40% maintenance needs. The former is a great business, but it can be cyclical because about 75% of our manufacturing customer base is engaged in some type of heavy manufacturing. The sale of production fasteners is also a sticky business in the short-term as it is expensive and time consuming for our customers to change their supplier relationships. While our customers value the capabilities we bring to the table, in the last eight quarters this group of customers has seen a contraction in its production and therefore its need for fasteners. During this time frame, our fastener product line has seen its daily growth decrease from about 10% growth in the last six months of 2014 to about 6% contraction in the fourth quarter of 2015 and about 2% contraction in the first half of 2016. Our market share gains continue to be strong, but the contraction in purchases from our existing customers, plus some price deflation, has eliminated our growth and led to contraction. This contraction lessened from the fourth quarter of 2015 into the first half of 2016; however, it worsened in June.
NON-FASTENER SALES
Second, we have a non-fastener maintenance and supply business. We have actively pursued this business in the last 20 to 25 years. The capabilities we developed as a fastener distributor, described above, provide a backbone to growing this ‘newer’ business. This backbone has been enhanced in the last five years with our added capabilities in industrial vending. Given our local customer service, we believe we have a structural advantage in the industrial vending business. There is more to industrial vending than the device or the financial resources to deploy; we believe the ability to replenish with a local team from an integrated supply chain network (i.e., the 'Team behind the Machine') is critical to the long-term success of this channel. Because of these capabilities, the non-fastener business remains more resilient. However, similar to our fastener business, our non-fastener business has generally weakened in the last eight quarters. During this time frame, daily sales of our non-fastener product line experienced growth of about 18% in the last six months of 2014, contracted to about 2% growth in the fourth quarter of 2015 and improved to about 5% growth in both the first and second quarters of 2016.
Please read through the detailed Sales and Sales Trends section later in this document for additional insight.
Our gross profit decreased from 50.3% in the second quarter of 2015 and 49.8% in the first quarter of 2016 to 49.5% in the second quarter of 2016. The relationship between sales and gross profit depends on our success within our large account business (an area that is still under-represented in our customer mix). The large account end market produces a below-company average gross profit; however, it generally leverages our existing network of capabilities and allows us to enjoy strong incremental operating income growth. This customer mix change (larger versus smaller), as well as our product mix change (from fasteners to non-fasteners), over time are a constant drain on our gross profit. We continued to face these headwinds during the first half of 2016 as our national accounts sales grew approximately two percentage points faster than the total company percentage. We expect the customer mix and product mix change to continue into the future. Our gross profit was also negatively impacted by some short-term activities. These include doing a bit of 'house cleaning' during our CSP 16 set-up process.
Regarding operating expenses, we added 797 people to the Fastenal organization in the last twelve months (about 37% of these people were added to a store or some other type of selling location). During the first half of 2016, our payroll related expenses increased due to the addition of personnel related to the acquisition of Fasteners, Inc. (which occurred in November 2015), and the addition of vending specialists, information technology development resources, and distribution personnel. Below is a quick recap of our full-time equivalent headcount to supplement the information discussed earlier in this document:

				Change Since:
	Q2 2015	Q4 2015	Q2 2016	Q2 2015	Q4 2015
Average full-time equivalent store employee count	10,887	11,436	11,545	6.0%	1.0%
Average full-time equivalent total employee count	16,107	16,901	17,241	7.0%	2.0%
Note – Full-time equivalent is based on 40 hours per week.
We touched on our industrial vending earlier, but here is a quick recap: During the first and second quarters of 2016, we signed 4,647 and 4,869 devices, respectively. During the first and second quarters of 2015, we signed 3,962 and 5,144 devices, respectively. Our installed device count on June 30, 2016 was 58,346 (excluding the 3,033 devices deployed under our locker lease program), which is an increase of 15.3% over June 30, 2015. The percent of total net sales to customers with industrial vending was 44.6% in the second quarter of 2016. Our total daily sales to customers with industrial vending grew 2.7% over the second quarter of 2015. However, daily sales of non-fastener products to customers with industrial vending grew 5.9%, while daily sales of fasteners to customers with industrial vending contracted 5.1%.
Finally, some thoughts on capital allocation: During the latter half of 2014, throughout 2015, and into the first quarter of 2016, we had been modifying our capital allocation by buying back some common stock. One factor influencing our stock buybacks is our external valuation. Our relative stock valuation had weakened over the last several years, which prompted us to reassess our cash deployment. To this end, we spent approximately $396 million buying back stock since June 30, 2014 and repurchased approximately 3.3% of our outstanding shares from the start of this time frame. We are mindful of our shareholders’ expectations relative to our dividend paying history and have primarily funded this buyback with debt. In 2015, 2014, and 2013, our net capital expenditures, expressed in dollars and as a percentage of net earnings, were $145 million (28.1%), $184 million (37.2%), and $202 million (44.9%), respectively. In the first half of 2016, our net capital expenditures, expressed in dollars and as a percentage of net earnings, were $86 million (33.3%). We expect our net capital expenditures to be approximately $200 million in 2016. We plan to fund a portion of our planned capital expenditures with the proceeds of a private placement of debt. We expect to close on this funding in late July 2016. Please read through the detailed Cash Flow Impact Items section, and the Condensed Consolidated Statements of Cash Flows, for additional insight.
SALES AND SALES TRENDS
While reading these items, it is helpful to appreciate several aspects of our marketplace: (1) it's big, the North American marketplace for industrial supplies is estimated to be in excess of $140 billion per year (and we have expanded beyond North America), (2) no company has a significant portion of this market, (3) many of the products we sell are individually inexpensive, (4) when our customer needs something quickly or unexpectedly our local store is a quick source, (5) the cost and time to manage and procure these products is meaningful, (6) the cost to move these products, many of which are bulky, can be significant, (7) many customers would prefer to reduce their number of suppliers to simplify their business, and (8) many customers would prefer to utilize various technologies to improve availability and reduce waste.
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
SALES GROWTH
Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
Net sales and daily sales were as follows for the periods ended June 30:

	Six-month Period		Three-month Period
	2016	2015	2016	2015
Net sales	$2,000,967	$1,951,144	$1,014,287	997,827
Percentage change	2.6%	6.8%	1.6%	5.0%
Business days	128	127	64	64
Daily sales	$15,633	15,363	$15,848	15,591
Percentage change	1.8%	6.8%	1.6%	5.0%
Impact of currency fluctuations (primarily Canada)	-0.6%	-1.0%	-0.4%	-1.0%
Impact of acquisitions	0.7%	0.2%	0.6%	0.1%
The increase in net sales in the periods noted for 2016 and 2015 came primarily from higher unit sales. The higher unit sales resulted primarily from increases in sales at existing store locations and to a lesser degree the opening of new store locations in the last several years. Net sales were also impacted by some price deflation in our fastener products, which was a drag on growth. Our growth in net sales was not meaningfully impacted by the introduction of new products or services, with one exception. Over the last several years, our industrial vending initiative has stimulated faster growth with a subset of our customers. The impact on net sales of the change in currencies in foreign countries (primarily Canada) relative to the United States dollar is noted in the table above.
The impact of the economy is best reflected in the growth performance of our stores opened greater than ten years ago (store sites opened as follows: 2016 group – opened 2006 and earlier, and 2015 group – opened 2005 and earlier) and opened greater than five years ago (store sites opened as follows: 2016 group – opened 2011 and earlier, and 2015 group – opened 2010 and earlier). These two groups of stores are more cyclical due to the increased market share they enjoy in their local markets. The stores opened greater than two years ago represent a consistent ‘same store’ view of our business (store sites opened as follows: 2016 group – opened 2014 and earlier, and 2015 group – opened 2013 and earlier). The daily sales change for each of these groups was as follows for the periods ended June 30:

	Six-month Period		Three-month Period
	2016	2015	2016	2015
Store Age
Opened greater than 10 years	0.5%	6.0%	0.0%	4.6%
Opened greater than 5 years	0.2%	6.0%	0.0%	4.5%
Opened greater than 2 years	0.5%	6.1%	0.4%	4.4%
Note: The age groups above are measured as of the last day of each respective calendar year.
SALES BY PRODUCT LINE
The approximate mix of sales from the fastener product line and from the other product lines was as follows for the periods ended June 30:

	Six-month period		Three-month Period
	2016	2015	2016	2015
Fastener product line	37.3%	38.8%	37.1%	38.7%
Other product lines	62.7%	61.2%	62.9%	61.3%
	100.0%	100.0%	100.0%	100.0%

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
Monthly Sales Changes:
All company sales – During the months noted below, all of our selling locations, when combined, had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2016	3.3%	2.6%	0.0%	3.8%	1.1%	0.0%
2015	12.0%	8.6%	5.6%	6.1%	5.3%	3.7%	3.2%	1.6%	-0.3%	-0.8%	-1.1%	-3.8%
2014	6.7%	7.7%	11.6%	10.0%	13.5%	12.7%	14.7%	15.0%	12.9%	14.6%	15.3%	17.4%
Stores opened greater than two years – Our stores opened greater than two years (store sites opened as follows: 2016 group – opened 2014 and earlier, 2015 group – opened 2013 and earlier, and 2014 group – opened 2012 and earlier) represent a consistent 'same-store' view of our business. During the months noted below, the stores opened greater than two years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2016	2.2%	1.4%	-1.4%	2.5%	-0.2%	-1.2%
2015	11.2%	7.8%	4.8%	5.4%	4.6%	3.2%	2.6%	1.0%	-0.9%	-1.1%	-2.1%	-5.0%
2014	5.5%	6.5%	10.2%	8.4%	12.1%	11.4%	13.4%	14.0%	11.8%	13.5%	14.0%	16.5%
Stores opened greater than five years – The impact of the economy, over time, is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2016 group – opened 2011 and earlier, 2015 group – opened 2010 and earlier, and 2014 group – opened 2009 and earlier). This group, which represented about 90% of our total sales in the first six months of 2016, is more cyclical due to the increased market share they enjoy in their local markets. During the months noted below, the stores opened greater than five years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2016	1.7%	1.3%	-1.7%	2.1%	-0.4%	-1.8%
2015	10.8%	7.2%	4.8%	5.6%	4.6%	3.1%	3.1%	1.3%	-1.1%	-1.0%	-1.8%	-5.3%
2014	4.6%	5.4%	9.5%	7.7%	11.5%	10.8%	12.9%	13.4%	11.7%	13.3%	13.6%	16.2%
Summarizing comments – There are three distinct influences to our growth: (1) execution, (2) currency fluctuations, and (3) economic fluctuations. This discussion centers on (2) and (3).
The change in currencies in foreign countries (primarily Canada) relative to the United States dollar impacted our net sales growth over the last several years. In the first six months of 2016, it lowered our net sales growth by 0.6%. During the years 2015 and 2014, it lowered our net sales growth by 1.2% and 0.5%, respectively.
Beginning in 2013, the fastener product line was heavily impacted by our industrial production business. These customers utilize our fasteners in the manufacture/assembly of their finished products. The end markets with the most pronounced weakening included heavy machinery manufacturers with exposure to mining, military, agriculture, and construction. Our sales to customers engaged in light and medium duty manufacturing (largely related to consumer products) began to improve late in 2013 and into 2014. This made sense given the trends in the PMI Index at that time.
In the first quarter of 2014, our sales growth was hampered in January and February due to a weak economy and foreign exchange rate fluctuations (primarily related to the Canadian dollar); however, the biggest impact was a severe winter in North America and its negative impact on our customers and our trucking network. In March 2014, the weak economy and negative foreign exchange rate fluctuations continued; however, the weather normalized and our daily sales growth expanded to 11.6%. This double digit growth in March was helped by the Easter timing (April in 2014). In the second quarter of 2014, the negative impact of the Easter timing was felt, and then a 'less noisy' picture emerged in May and June. Our sales to customers engaged in heavy machinery manufacturing, which represents approximately one fifth of our business, improved in 2014.

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
As we indicated last fall, our customers are struggling with a weak economy. During the first quarter of 2016, the impact of seasonal plant shutdowns subsided and the economy showed signs of improvement. The first three months of 2016, as well as April and May of 2016, had some unusual 'noise' due to changing business day counts. The extra day in each of February, March, and May tends to 'understate' the daily sales growth percentage and the missing day in January and April tends to 'overstate' the daily sales growth number. The movement of Easter into March 2016 (versus April in 2015) similarly tends to 'understate' daily sales growth in March 2016 and tends to 'overstate' daily sales growth in April 2016. The decline in daily sales growth in May and June of 2016 was driven by continued weakness with our manufacturing and construction customers. This is evidenced by the trends with our top 100 customers and by additional plant shutdowns/slowdowns before and after Memorial Day. We expect the plant shutdowns/slowdowns to continue into the third quarter.
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

											Cumulative
											Change from
											Jan. to
	Jan. (1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	June	Oct.
Benchmark	0.8%	2.2%	3.8%	0.4%	3.1%	2.7%	-2.1%	2.5%	3.7%	-1.2%	12.6%	15.9%
2016	0.4%	-0.8%	1.5%	1.7%	0.6%	-0.2%					2.9%
16Delta	-0.4%	-3.0%	-2.3%	1.3%	-2.5%	-2.9%					-9.7%
2015	-3.6%	-0.1%	4.2%	-2.1%	3.4%	0.9%	-4.3%	4.1%	-0.9%	-2.0%	6.3%	2.9%
15Delta	-4.4%	-2.3%	0.4%	-2.5%	0.3%	-1.8%	-2.2%	1.6%	-4.6%	-0.8%	-6.3%	-13.0%
2014	-1.4%	3.0%	7.1%	-2.6%	4.2%	2.5%	-3.8%	5.8%	1.0%	-1.5%	14.8%	16.2%
14Delta	-2.2%	0.8%	3.3%	-3.0%	1.1%	-0.2%	-1.7%	3.3%	-2.7%	-0.3%	2.2%	0.3%

(1)	The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.

A graph of the sequential daily sales change pattern discussed above, starting with a base of '100' in the previous October and ending with the next October, would be as follows:
End Market Performance:
Fluctuations in end market business – The sequential trends noted above were directly linked to fluctuations in our end markets. To place this in perspective – approximately 50% of our business has historically been with customers engaged in some type of manufacturing. The daily sales growth rates to these customers, when compared to the same period in the prior year, were as follows:

	Q1	Q2	Q3	Q4	Annual
2016	0.9%	0.7%
2015	6.9%	3.8%	1.1%	-2.2%	2.3%
2014	9.0%	11.2%	13.7%	13.8%	12.0%
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

	Q1	Q2	Q3	Q4	Annual
2016	-1.7%	-2.4%
2015	5.5%	0.0%	-4.4%	-6.2%	-1.4%
2014	1.6%	5.5%	9.9%	11.4%	6.9%

By contrast, the best way to understand the change in the maintenance portion of the manufacturing business is to examine the results in our non-fastener product lines. From a company perspective, daily sales growth rates of non-fasteners, when compared to the same period in the prior year, were as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2016	4.7%	4.7%
2015	11.7%	9.0%	5.9%	1.2%	6.8%
2014	14.2%	17.1%	17.6%	19.0%	17.2%
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
Our non-residential construction customers have historically represented 20% to 25% of our business. The daily sales growth rates to these customers, when compared to the same period in the prior year, were as follows:

	Q1	Q2	Q3	Q4	Annual
2016	-0.4%	-1.7%
2015	6.2%	1.6%	-1.7%	-6.1%	-0.2%
2014	2.9%	7.5%	9.3%	12.6%	7.8%
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
In our first ten years of being public (1987 to 1997), we opened stores at an annual rate approaching 30% per year. In the next ten years (1997 to 2007), we opened stores at an annual rate of approximately 10% to 15% and, since 2007, at an annual rate of approximately 1% to 8%. We opened 24 stores in 2014, at an annual rate of approximately 1%, and 41 stores in 2015, at an annual rate of approximately 2%. We expect to open 30 to 45 stores in 2016, which is an annual rate of approximately 1% to 2%.
During our almost 50 years of business existence, we have constantly evolved to better serve the market (as is described in the paragraphs below) and have always been willing to challenge our approach. In our first 20 to 25 years, we closed several store locations because we felt the market was insufficient to operate a profitable 'fastener only' business. Every one of those locations was subsequently ‘reopened’ when our business model evolved to serve these markets profitably. During the last 20 to 25 years, we have enjoyed continued success with our store-based model, but we continue to challenge our approach. This resulted in our closing approximately 85 stores in the ten years prior to 2014 - not because they weren’t successful, but rather because we felt we had a better approach to growth. During 2014, we continued to challenge our approach and closed 73 stores. We use the term closed; however, we consider them to be consolidated into another location since the vast majority are in close proximity to another store. Several items we think are noteworthy: the group of stores we identified for closure in the second half of 2014 was profitable in the first quarter of 2014 (our 2014 analysis measurement period); those stores operated with average sales of about $36 thousand per month. We chose to close this group because we felt this was simply a better approach to growing our business profitably. During 2015, we closed 50 stores. Similar to 2014, we chose to close this group of stores because we felt this was simply a better approach. During the third quarter of 2014 (our 2015 analysis measurement period), 35 of these 50 stores were profitable. During the first six months of 2016, we closed 34 stores.
There is a short-term cost for closing these stores, and since we believe we will maintain the vast majority of the sales associated with these locations and most of the impacted employees have a nearby store from which to operate, the cost primarily relates to the future commitments related to the leased locations. We have recorded the impaired future costs related to these commitments. The related expense was not material as these locations have relatively short lease commitments and minimal leasehold improvements.
During the years, our expanding footprint has provided us with greater access to more customers, and we have continued to diversify our growth drivers. This was done to provide existing store personnel with more tools to grow their business organically. In the early 1990's, we began to expand our product lines beyond primarily fasteners, and we added new product knowledge to our bench (the non-fastener products now represent about 60% of our sales). This was our first big effort to diversify our growth drivers. The next step began in the mid to late 1990's when we began to add sales personnel with certain specialties or focus. This began with our national accounts group in 1995, and over time, has expanded to include individuals dedicated to: (1) sales related to our internal manufacturing division, (2) government sales, (3) internet sales, (4) construction, (5) specific products (most recently metalworking), and (6) industrial vending. Another step occurred at our sales locations (this includes Fastenal stores as well as strategic account stores and Onsite locations) and at our distribution centers, and began with a targeted merchandising and inventory placement strategy that included our 'Customer Service Project' approximately fourteen years ago and our 'Master Stocking Hub' initiative approximately nine years ago. These strategies allowed us to better target where to stock certain products (local store, regional distribution center, master stocking hub, or supplier) and allowed us to improve our fulfillment, lower our freight costs, and improve our ability to serve a broader range of customers. During 2013 and 2014, we expanded our store-based inventory offering around select industries (with an emphasis on fasteners, construction products, and safety products) and beginning in the latter half of 2013 we expanded two key employee groups: (1) the number of employees working in our stores and (2) the number of district and regional leaders supporting our stores. To improve the efficiency, accuracy, and capacity of our distribution centers, we made significant investments into distribution automation over the last several years (a majority of our facilities are now automated, and greater than 80% of our picking occurs at an automated distribution center). Finally, we also added a high frequency distribution center, internally known as T-hub, to support vending and other high frequency selling activities. During 2015 and the first half of 2016, we continued to enhance the technology in our automated distribution centers, to sharpen our focus on growing our Onsite business, and to expand our store-based inventory offering (CSP 16). This merchandising footprint involves expanded inventory placement at our store locations to enhance same-day delivery capabilities. The theme that shines through in all of these changes is a simple one – invest into and support our sales machine – the local store.
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

The industrial vending information related to contracts signed during each period was as follows:

		Q1	Q2	Q3	Q4	Annual
Device count signed during the period	2016	4,647	4,869
	2015	3,962	5,144	4,689	4,016	17,811
	2014	4,025	4,137	4,072	4,108	16,342

'Machine equivalent' count signed during the period	2016	3,696	3,941
	2015	2,916	3,931	3,769	3,319	13,935
	2014	2,974	3,179	3,189	3,243	12,585
The industrial vending information related to installed machines at the end of each period was as follows:

		Q1	Q2		Q3	Q4
Device count installed at the end of the period	2016	56,889	58,346	(1)
	2015	48,545	50,620		53,547	55,510
	2014	42,153	43,761		45,596	46,855

'Machine equivalent' count installed at the end of the	2016	43,329	44,707
period	2015	35,997	37,714		40,067	41,905
	2014	30,326	31,713		33,296	34,529
(1) In February 2016, we signed an agreement to lease a significant number of industrial vending lockers to one of our customers. As of June 30, 2016, we have deployed approximately 3,000 devices under this agreement. These devices are excluded from the count noted above.
The following table includes some additional statistics regarding our net sales and daily sales growth:

		Q1	Q2	Q3	Q4
Percent of total net sales to customers with	2016	44.5%	44.6%
industrial vending(1)	2015	40.5%	40.9%	42.1%	43.9%
	2014	37.8%	37.0%	37.8%	39.3%

Daily sales growth to customers with	2016	3.6%	2.7%
industrial vending(2)	2015	12.3%	8.6%	4.8%	0.7%
	2014	19.7%	20.9%	21.9%	20.0%
(1) The percentage of total net sales (vended and traditional) to customers currently using a vending solution.
(2) The growth in total net sales (vended and traditional) to customers currently using a vending solution compared to the same period in the preceding year.
Our total daily sales growth to customers with industrial vending declined during 2015, which was primarily the result of the slowdown in our business with customers connected to the oil and gas industry, including direct industry participants as well as other customers serving those participants. In the first and second quarters of 2016, daily sales to customers with industrial vending grew 3.6% and 2.7% over the first and second quarters of 2015, respectively; however, daily sales of non-fastener products to these customers grew 7.4% and 5.9%, respectively, while daily sales of fasteners to these customers contracted 5.5% and 5.1%, respectively.
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
We also grow our profits by allowing our inherent profitability to shine through - we refer to this as the 'pathway to profit'. The distinction is important. The 'pathway to profit' to which we refer is merely the natural 'per store' leverage that occurs as the average net sales per month of a store increases. There are two diverging trends that occur as a store grows; first, the gross profit percentage at a store generally declines, and second, our operating and administrative expense as a percentage of net sales generally improves. The operating and administrative expense improvement starts on day one, while the gross profit percentage decline typically occurs when the average sales at a store move above $100 thousand per month. Fortunately, the operating and administrative expense improvements typically far outweigh the gross profit percentage declines.
The best way to appreciate this dynamic is to look at the cost components of our business. The cost components of a store include the following: (1) cost of sales and (2) operating and administrative expenses. The operating and administrative expenses can be further split into (listed by relative size): (1) people costs (base pay, incentive pay, benefits, training, and payroll related taxes), (2) occupancy costs (facility expenses such as rent, property taxes, repairs, and depreciation on owned facilities, as well as utility costs, equipment expenses, and vending machine related expenses), and (3) 'all other' expenses. The largest component of the last category is the vehicles needed in each store to support selling activities.
The first component, costs of sales, is directly related to sales and fluctuations in sales. However, it is also heavily influenced by product and customer mix. Because of this influence, our gross profit (the residual of net sales after deducting the related cost of sales), when stated as a percentage of net sales, generally declines as the average monthly net sales of a store increases. This is due to the impact of larger customers on the mix.
The second component, operating and administrative expenses, does just the opposite, it generally improves as a percentage of net sales. This is due to the fixed nature of our 'open for business' expenses and the attractive incremental profit margin typically realized in our remaining variable expenses. The 'open for business' expenses are the expenses needed to 'just keep the front door open', and they relate to a base staffing level, a base facility cost, and base vehicle costs. These expenses do not generate a profit; however, they create the opportunity for future sales growth that will generate profits. This drives our 'pathway to profit'.

STATEMENT OF EARNINGS INFORMATION (percentage of net sales) for the periods ended June 30:

	Six-month Period		Three-month Period
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	49.6%	50.5%	49.5%	50.3%
Operating and administrative expenses	29.1%	28.6%	28.8%	27.7%
Gain on sale of property and equipment	0.0%	0.0%	0.0%	0.0%
Operating income	20.5%	22.0%	20.6%	22.6%
Net interest income (expense)	-0.1%	-0.1%	-0.1%	-0.1%
Earnings before income taxes	20.4%	22.0%	20.5%	22.6%

Note – Amounts may not foot due to rounding difference.
Gross profit – The gross profit percentage during each period was as follows:

	Q1	Q2	Q3	Q4
2016	49.8%	49.5%
2015	50.8%	50.3%	50.5%	49.9%
2014	51.2%	50.8%	50.8%	50.5%
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
Our gross profit, as a percentage of net sales, decreased in the first six months of 2016 when compared to the first six months of 2015. This decrease was primarily caused by changes in product and customer mix. Our gross profit also decreased in the second quarter of 2016 when compared to the second quarter of 2015 for similar reasons.
Operating and administrative expenses - increased as a percentage of net sales in both the six-month period and in the second quarter of 2016 when compared to the same periods of 2015.
Historically, our two largest components of operating and administrative expenses have consisted of employee related expenses (approximately 65% to 70%) and occupancy related expenses (approximately 15% to 20%). The remaining expenses cover a variety of items with selling transportation typically being the largest.
The three largest components of operating and administrative expenses grew (contracted) as follows for the periods ended June 30 (compared to the same period in the preceding year):

	Six-month Period		Three-month Period
	2016	2015	2016	2015
Employee related expenses	3.1%	3.6%	3.5%	0.9%
Occupancy related expenses	10.4%	5.4%	13.1%	3.7%
Selling transportation costs	1.6%	-20.4%	10.9%	-20.7%
Employee related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. For the first six months of 2016, when compared to the first six months of 2015, employee related expenses grew due to an increase in full-time equivalent headcount (see table below), and an increase in health care costs. These increases were partially offset by a contraction in our performance bonuses and commissions, and in our profit sharing contribution, primarily due to lower sales growth and due to lower operating income (both on a dollar basis and on a relative basis). The increase in the second quarter of 2016, when compared to the second quarter of 2015, was driven by the same factors as the six-month period. For the first six months of 2015, when compared to the first six months of 2014, our performance bonuses and commissions grew, as well as our profit sharing contribution, primarily due to our expanding growth in operating income in the first quarter of 2015 versus the first quarter of 2014. These factors, combined with an increase in full-time equivalent headcount (see table below), caused employee related expenses to grow, and were partially offset by a reduction in health care costs and by a focused reduction in overtime hours paid. The increase in the second quarter of 2015, when compared to the second quarter of 2014, was driven by the same factors as the six-month period.

On average, the full-time equivalent (FTE) headcount grew (contracted) as follows for the periods ended June 30 (compared to the same period in the preceding year):

	Six-month Period		Three-month period
	2016	2015	2016	2015
Store based	8.0%	3.2%	6.0%	4.2%
Total selling (includes store)	9.1%	3.4%	7.4%	4.2%
Distribution	8.2%	6.8%	8.0%	6.3%
Manufacturing	-2.5%	-0.4%	-5.7%	-0.7%
Administrative	8.4%	6.4%	8.6%	6.2%
Total average FTE headcount	8.5%	3.9%	7.0%	4.4%
Occupancy related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our stores and distribution locations, and (4) industrial vending equipment (we consider the vending equipment to be a logical extension of our store operation and classify the depreciation, repair costs, and hosting services as occupancy expense). The increase in the first six months of 2016, when compared to the first six months of 2015 was mainly driven by (1) an increase in the amount of industrial vending equipment discussed earlier in this document and (2) an increased investment in our distribution infrastructure over the last several years, primarily related to automation. The largest impact related to the industrial vending equipment. The increase in the second quarter of 2016, when compared to the second quarter of 2015, was driven by the same factors as the six-month period. The increase in the first six months of 2015, when compared to the first six months of 2014, was driven by (1) an increase in the amount of industrial vending equipment and (2) an increased investment in our distribution infrastructure, primarily related to automation. These increases were partially offset by a reduction in utility costs at store locations and by the impact of an accrual related to closed and closing store locations in 2014. The increase in the second quarter of 2015, when compared to the second quarter of 2014, was driven by the same factors as the six-month period.
Our selling transportation costs consist primarily of our store fleet as most of the distribution fleet costs are included in cost of sales. Selling transportation costs included in operating and administrative expenses increased in the first six months of 2016, when compared to the first six months of 2015. This was driven by an increase in the number of vehicles for sales personnel and the timing of leased vehicle sales, which was partially offset by a decrease in fuel expense. The increase in the second quarter of 2016, when compared to the second quarter of 2015, was driven by the same factors as the six-month period. The decrease in the first six months of 2015, when compared to the first six months of 2014, was driven by the decline in fuel costs and an increase in gains on the sales of our leased vehicles, which was partially offset by the increase in store headcount and the reduction in mileage per gallon associated with severe winter driving conditions. The decrease in the second quarter of 2015, when compared to the second quarter of 2014, was driven by the same factors as the six-month period, except for the winter component.
The last several years have seen some variation in the cost of diesel fuel and gasoline. During the first and second quarters of 2016, our total vehicle fuel costs were approximately $6.4 million and $8.2 million, respectively. During the first, second, third, and fourth quarters of 2015, our total vehicle fuel costs were approximately $8.8 million, $9.1 million, $8.6 million, and $7.8 million, respectively. The changes resulted from variations in fuel costs, variations in the service levels provided to our stores from our distribution centers, changes in the number of vehicles at our store locations, changes in the number of other sales centered vehicles as a result of store openings and the expansion of our non-store sales force, and changes in driving conditions. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of sales and the fuel utilized in our store delivery and other sales centered vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50/50 between distribution and store and other sales centered use).
Income taxes – Income taxes, as a percentage of earnings before income taxes, were approximately 36.8% and 37.5%, respectively, for each of the first six months of 2016 and 2015. As our international business and profits grew over the past several years, the lower income tax rates in those jurisdictions, relative to the United States, have lowered our effective tax rate.

CASH FLOW IMPACT ITEMS
As indicated earlier, we included this section to provide some added insight into the items that impact our cash flow.
OPERATIONAL WORKING CAPITAL
The year-over-year comparison and the related dollar and percentage changes related to accounts receivable, net and inventories were as follows:

	June 30:			Twelve-month Dollar Change		Twelve-month Percentage Change
	2016	2015	2014	2016	2015	2016	2015
Accounts receivable, net	$537,341	537,650	502,330	$-309	35,320	-0.1%	7.0%
Inventories	985,085	876,697	818,771	108,388	57,926	12.4%	7.1%
Operational working capital(1)	$1,522,426	1,414,347	1,321,101	$108,079	93,246	7.6%	7.1%

Sales in last two months	$682,741	663,356	634,790	$19,385	28,566	2.9%	4.5%
(1) For purposes of this discussion, we are defining operational working capital as accounts receivable, net and inventories.
The consistency in net accounts receivable compared to sales growth from June 30, 2015 to June 30, 2016 noted above was impacted by fluctuations in foreign currency. In prior quarters, the strong growth of our international business and of our large customer accounts has created meaningful difficulty with managing the growth of accounts receivable relative to the growth in sales.
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
BALANCE SHEET AND CASH FLOW
Our balance sheet continues to be very strong and our operations have good cash generating characteristics. Our operating cash flow as a percentage of net earnings contracted slightly in the first half of 2016 when compared to the first half of 2015 due to our current initiative to add additional products into store inventory under our CSP 16 format, which was partially offset by a reduction in net cash used to fund trade accounts receivable. Our first quarter typically has stronger cash flow characteristics due to the timing of tax payments; this benefit reverses itself in the second, third, and fourth quarters as income tax payments go out in April, June, September, and December. The remaining amounts of cash flow from operating activities are largely linked to the pure dynamics of a distribution business and its strong correlation to working capital as discussed above. During 2015, and the first half of 2016, we incurred some debt to fund capital expenditures, purchases of our common stock, and payments of dividends as discussed earlier in this document.
Operating cash flow as a percentage of net earnings were as follows in 2016 and 2015:

	2016	2015
First quarter	127.8%	141.1%
Second quarter	65.9%	57.7%
Year-to-date (June)	96.2%	97.5%
Third quarter		103.2%
Year-to-date (September)		99.4%
Fourth quarter		129.5%
Year-to-date (December)		105.9%

Our dividends (on a per share basis) were as follows in 2016 and 2015:

	2016		2015
First quarter	$0.30		$0.28
Second quarter	0.30		0.28
Third quarter	0.30	(1)	0.28
Fourth quarter			0.28
Total	$0.90		$1.12
(1) The third quarter dividend was declared on July 11, 2016, and is payable on August 23, 2016 to shareholders of record at the close of business on July 26, 2016.
STOCK PURCHASES
During the first quarter of 2016, we purchased 1,600,000 shares of our common stock at an average price of approximately $37.15 per share. During the second quarter of 2016, we did not purchase any shares of our common stock. During 2015, we purchased a total of 7,100,000 shares of our common stock at an average price of $41.26 per share. We currently have authority to purchase up to an additional 1,300,000 shares of our common stock.
CRITICAL ACCOUNTING POLICIES
A discussion of our critical accounting policies is contained in our 2015 annual report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow activity in dollars and as a percentage of net earnings was as follows for the periods ended June 30:

	Six-month Period
	2016	2015
Net cash provided by operating activities	$248,053	261,154
Net cash used in investing activities	$85,941	83,928
Net cash used in financing activities	$139,736	166,976

Net cash provided by operating activities	96.2%	97.5%
Net cash used in investing activities	33.3%	31.3%
Net cash used in financing activities	54.2%	62.3%
Net cash provided by operating activities decreased from the first six months of 2015. The decrease was driven by a reduction in net earnings and an increase in the cash required to fund our net working capital growth. This was partially offset by the timing of income tax payments.
Net cash used in investing activities changed primarily due to changes in capital expenditures. Property and equipment expenditures in the first six months of 2016 and 2015 consisted of: (1) the purchase of software and hardware for our information processing systems, (2) the addition of certain pick-up trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings and our CSP 16 initiative, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, (6) the expansion of our distribution/trucking fleet, (7) purchases related to industrial vending, and (8) the expansion of distribution capabilities related to automation. Of these factors, items (1), (2), (3), (7), and (8) created the greatest impact to our capital expenditures in the first six months of 2016, while item (7) created the greatest impact to our capital expenditures in the first six months of 2015. Disposals of property and equipment in both periods consisted of the planned disposition of certain pick-up trucks, as well as distribution vehicles and trailers, in the normal course of business.
Cash requirements for property and equipment expenditures were satisfied from net earnings, cash on hand, borrowings, and the proceeds of disposals. We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and from our borrowing capacity.
Net cash used in financing activities consisted of the payments of dividends and purchases of our common stock, which were partially offset by the proceeds from the exercise of stock options and borrowings. During the first six months of 2016 and 2015, we utilized borrowings to fund certain needs including purchases of our common stock.

Cash Commitments – A discussion of the nature and amount of future cash commitments, other than under our Credit Facility and note payable, is contained in our 2015 annual report on Form 10-K. That portion of the debt outstanding under our Credit Facility and note payable classified as long-term, and the maturity of that debt, is described earlier in Note 5 of the Notes to Condensed Consolidated Financial Statements.
Unremitted Foreign Earnings – Approximately $121.8 million of cash and cash equivalents are held by non-U.S. subsidiaries. These funds may create foreign currency translation gains or losses depending on the functional currency of the entity holding the cash. There are no significant restrictions that would preclude us from bringing the majority of these funds back to the U.S. The income tax impact of repatriating cash associated with certain undistributed earnings is discussed in our most recently filed annual report on Form 10-K under Note 6 of the Notes to Consolidated Financial Statements. There have been no material changes in unremitted earnings in the form of cash.
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
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. In 2014, 2015, and the first six months of 2016, we noted some deflation in overall steel pricing. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.
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
Interest rates - Loans under our Credit Facility bear interest at floating rates tied to LIBOR. As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A 1% increase in LIBOR in the first six months of 2016 would have resulted in approximately $2.0 million of additional interest expense. A description of our Credit Facility is contained in Note 5 of the Notes to Condensed Consolidated Financial Statements.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the second quarter of 2016:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2016	0	$0.00	0	1,300,000
May 1-31, 2016	0	$0.00	0	1,300,000
June 1-30, 2016	0	$0.00	0	1,300,000
Total	0	$0.00	0	1,300,000

(1)
On May 1, 2015, our board of directors authorized the purchase by us of an additional 4,000,000 shares of our common stock. As of June 30, 2016, we had remaining authority to purchase 1,300,000 shares under this authorization.

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

101
The following financial statements from Fastenal Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on July 15, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: July 15, 2016	/s/ Daniel L. Florness
Daniel L. Florness
President and Chief Executive Officer
(Duly Authorized Officer)

Date: July 15, 2016	/s/ Sheryl A. Lisowski
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