Form 10-Q
period 2016-09-30
FASTENAL CO
filed 2016-10-14
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016, or

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at October 10, 2016
Common Stock, par value $.01 per share	289,032,074

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands except share and per share information)

	(Unaudited)
Assets	September 30, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$146,983	129,019
Trade accounts receivable, net of allowance for doubtful accounts of $11,469 and $11,729, respectively	543,744	468,375
Inventories	966,931	913,263
Prepaid income taxes	—	22,558
Other current assets	120,004	131,561
Total current assets	1,777,662	1,664,776

Property and equipment, net	904,201	818,889
Other assets, net	48,605	48,797

Total assets	$2,730,468	2,532,462

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$12,610	62,050
Accounts payable	117,765	125,973
Accrued expenses	189,012	185,143
Income taxes payable	11,678	—
Total current liabilities	331,065	373,166

Long-term debt	432,390	302,950
Deferred income tax liabilities	57,715	55,057

Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized; 289,024,824 and 289,581,682 shares issued and outstanding, respectively	2,890	2,896
Additional paid-in capital	31,503	2,024
Retained earnings	1,912,048	1,842,772
Accumulated other comprehensive loss	(37,143)	(46,403)
Total stockholders' equity	1,909,298	1,801,289
Total liabilities and stockholders' equity	$2,730,468	2,532,462
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Amounts in thousands except earnings per share)

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Net sales	$3,014,089	2,946,394	$1,013,122	995,250

Cost of sales	1,521,203	1,458,032	513,288	493,025
Gross profit	1,492,886	1,488,362	499,834	502,225

Operating and administrative expenses	879,847	839,409	297,047	282,378
Gain on sale of property and equipment	(312)	(659)	(182)	(162)
Operating income	613,351	649,612	202,969	220,009

Interest income	258	299	105	137
Interest expense	(4,702)	(2,096)	(1,835)	(942)

Earnings before income taxes	608,907	647,815	201,239	219,204

Income tax expense	224,234	243,358	74,314	82,710

Net earnings	$384,673	404,457	$126,925	136,494

Basic net earnings per share	$1.33	1.38	$0.44	0.47

Diluted net earnings per share	$1.33	1.38	$0.44	0.47

Basic weighted average shares outstanding	288,908	292,084	288,995	289,918

Diluted weighted average shares outstanding	289,136	292,721	289,150	290,475
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Net earnings	$384,673	404,457	$126,925	136,494
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0 in 2016 and 2015)	9,260	(32,395)	(2,901)	(16,734)
Comprehensive income	$393,933	372,062	$124,024	119,760
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$384,673	404,457
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	74,471	60,500
Gain on sale of property and equipment	(312)	(659)
Bad debt expense	6,626	6,768
Deferred income taxes	2,658	2,822
Stock-based compensation	2,900	4,641
Excess tax benefits from stock-based compensation	(5,537)	(1,756)
Amortization of non-compete agreements	395	395
Changes in operating assets and liabilities:
Trade accounts receivable	(80,406)	(88,420)
Inventories	(51,041)	(24,623)
Other current assets	11,557	(1,984)
Accounts payable	(8,208)	28,070
Accrued expenses	3,869	20,789
Income taxes	39,773	(8,525)
Other	(100)	(490)
Net cash provided by operating activities	381,318	401,985

Cash flows from investing activities:
Purchases of property and equipment	(161,975)	(119,462)
Proceeds from sale of property and equipment	4,577	6,696
Other	(203)	(82)
Net cash used in investing activities	(157,601)	(112,848)

Cash flows from financing activities:
Borrowings under debt obligations	760,000	965,000
Payments against debt obligations	(680,000)	(740,000)
Proceeds from exercise of stock options	24,957	9,289
Excess tax benefits from stock-based compensation	5,537	1,756
Purchases of common stock	(59,440)	(273,490)
Payments of dividends	(259,878)	(245,983)
Net cash used in financing activities	(208,824)	(283,428)

Effect of exchange rate changes on cash and cash equivalents	3,071	(8,430)

Net increase (decrease) in cash and cash equivalents	17,964	(2,721)

Cash and cash equivalents at beginning of period	129,019	114,496

Cash and cash equivalents at end of period	$146,983	111,775

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,372	2,096
Net cash paid for income taxes	$181,247	248,473
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
September 30, 2016 and 2015
(Unaudited)

(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as the Company, Fastenal, or by terms such as we, our, or us) have been prepared in accordance with U.S. generally accepted accounting principles ('GAAP') for interim financial information. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in our consolidated financial statements as of and for the year ended December 31, 2015. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(2) Stockholders’ Equity
Dividends
On October 10, 2016, our board of directors declared a dividend of $0.30 per share of common stock. This dividend is to be paid in cash on November 22, 2016 to shareholders of record at the close of business on October 25, 2016. Since 2011, we have paid quarterly dividends. Our board of directors expects to continue paying quarterly dividends, provided the future determination as to payment of dividends will depend on the financial needs of the Company and such other factors as deemed relevant by the board of directors.
The following table presents the dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2016	2015
First quarter	$0.30	0.28
Second quarter	0.30	0.28
Third quarter	0.30	0.28
Fourth quarter	0.30	0.28
Total	$1.20	1.12
Stock Options
The following tables summarize the details of grants made under our stock option plan that are still outstanding and the assumptions used to value these grants. All options granted were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	September 30, 2016
Date of Grant				Options Outstanding	Options Exercisable
April 19, 2016	845,440	$46.00	$45.74	805,447	—
April 21, 2015	893,220	$42.00	$41.26	759,546	—
April 22, 2014	955,000	$56.00	$50.53	640,000	10,000
April 16, 2013	205,000	$54.00	$49.25	115,000	2,500
April 17, 2012	1,235,000	$54.00	$49.01	987,500	596,750
April 19, 2011	410,000	$35.00	$31.78	150,800	113,300
April 20, 2010	530,000	$30.00	$27.13	180,550	120,550
April 21, 2009	790,000	$27.00	$17.61	243,400	200,900
April 15, 2008	550,000	$27.00	$24.35	94,350	94,350
Total	6,413,660			3,976,593	1,138,350

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
September 30, 2016 and 2015
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the nine-month periods ended September 30, 2016 and 2015 was $2,900 and $4,641, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of September 30, 2016 was $15,833 and is expected to be recognized over a weighted average period of 4.72 years. Any future changes in estimated forfeitures will impact this amount.
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings per share calculation because they were anti-dilutive:

	Nine-month Period		Three-month Period
Reconciliation	2016	2015	2016	2015
Basic weighted average shares outstanding	288,907,934	292,083,511	288,995,492	289,917,768
Weighted shares assumed upon exercise of stock options	227,908	637,126	154,114	556,771
Diluted weighted average shares outstanding	289,135,842	292,720,637	289,149,606	290,474,539

	Nine-month Period		Three-month Period
Summary of Anti-dilutive Options Excluded	2016	2015	2016	2015
Options to purchase shares of common stock	3,061,217	2,547,639	3,335,439	3,032,532
Weighted average exercise price of options	$50.17	52.21	$49.67	49.98
Any dilutive impact summarized above relates to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
September 30, 2016 and 2015
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
As of September 30, 2016 and 2015, liabilities recorded related to gross unrecognized tax benefits were $5,259 and $4,499, respectively. Included in these liabilities for gross unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. We do not anticipate significant changes in total unrecognized tax benefits during the next twelve months.

(4) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $72,119. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote other than where we have established an accrual for estimated losses, which is immaterial at September 30, 2016. To the extent our fleet contains vehicles we estimate will settle at a gain, such gains on these vehicles will be recognized when we sell the vehicle.

(5) Debt Commitments and Contingencies
Credit Facility, Notes Payable, and Commitments
Debt obligations and undrawn letters of credit outstanding at the end of each period were as follows:

	September 30, 2016	December 31, 2015
Outstanding loans under unsecured revolving credit facility	$355,000	350,000
2.00% Senior unsecured promissory note payable	40,000	—
2.45% Senior unsecured promissory note payable	35,000	—
Note payable under acquisition agreement	15,000	15,000
Total debt	445,000	365,000
Less: Current portion of debt	(12,610)	(62,050)
Long-term debt	$432,390	302,950

Undrawn letters of credit under unsecured revolving credit facility - face amount	$36,267	36,266
Unsecured Revolving Credit Facility
We have a $700,000 unsecured revolving credit facility ('Credit Facility'). The Credit Facility includes a committed letter of credit subfacility of $55,000. The commitments under the Credit Facility will expire (and any borrowings outstanding under the Credit Facility will become due and payable) on March 1, 2018. In the next twelve months, we have the ability and intent to repay a portion of the outstanding loans using cash; therefore, we have classified this portion as a current liability. The Credit Facility contains certain financial and other covenants, and our right to borrow under the Credit Facility is conditioned upon, among other things, our compliance with these covenants. We are currently in compliance with these covenants.
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to the London Interbank Offered Rate ('LIBOR') for interest periods of various lengths selected by us, plus 0.95%. Based on the interest periods we have chosen, our weighted per annum interest rate at September 30, 2016 was approximately 1.5%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our usage of the Credit Facility.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
September 30, 2016 and 2015
(Unaudited)

Senior Unsecured Promissory Notes Payable
On July 20, 2016 (the 'Effective Date'), we entered into a master note agreement (the 'Master Note Agreement') among us and certain institutional lenders, pursuant to which, during the period commencing on the Effective Date and ending three years thereafter, we may issue at our discretion in private placements, and the institutional lenders may purchase at their discretion, senior unsecured promissory notes of the Company (the 'Notes') in the aggregate principal amount outstanding from time to time of up to $200,000. The Notes will bear interest at either a fixed rate, or a floating rate based on LIBOR for an interest period of one, three, or six months. The Notes will mature no later than 12 years after the date of issuance thereof, in the case of fixed rate Notes, or 10 years after the date of issuance thereof, in the case of floating rate Notes. All of the Notes will be prepayable at our option in whole or in part. The Master Note Agreement contains certain financial and other covenants. We are currently in compliance with these covenants.
Two series of unsecured senior Notes are currently outstanding under the Master Note Agreement, each of which was issued on the Effective Date. The first series of Notes ('Series A') is in an aggregate principal amount of $40,000, is due and payable in full on July 20, 2021, and bears interest at a fixed rate of 2.00% per annum. The second series of Notes ('Series B') is in an aggregate principal amount of $35,000, is due and payable in full on July 20, 2022, and bears interest at a fixed rate of 2.45% per annum. The Series A and Series B Notes require no principal payments until their maturity dates and interest on such Notes is payable quarterly in arrears on January 20, April 20, July 20, and October 20 of each year, beginning on October 20, 2016. The carrying value of our Series A and Series B Notes approximates fair value. The fair value was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as level 2 inputs within the fair value hierarchy.
Note Payable Under Acquisition Agreement
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
Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2015 annual report on Form 10-K in Note 9 of the Notes to Consolidated Financial Statements. As of September 30, 2016, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.

(6) Subsequent Events
We evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the Notes to Condensed Consolidated Financial Statements, with the exception of the dividend disclosed in Note (2) 'Stockholders' Equity'.

(7) New Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board ('FASB') issued Accounting Standards Update ('ASU') 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 was to become effective for us beginning January 2017. ASU 2015-14 defers our effective date until January

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands except share and per share information and where otherwise noted)
September 30, 2016 and 2015
(Unaudited)

2018. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the impact this ASU will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In February 2016, FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The guidance will be applied on a modified retrospective basis with the earliest period presented. We are evaluating the impact of the future adoption of this standard on our consolidated financial statements and related disclosures.
In March 2016, FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholdings requirements, as well as classification in the statement of cash flows. The guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact of the future adoption of this standard on our consolidated financial statements and related disclosures.

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
We are a growth-focused organization and we constantly strive to make investments into the growth drivers of our business. These investments typically center on people. By adding more people over time, we add to our ability to interact with and to serve our customers from our local store and to back them up in some type of support role. In recent years this investment has also centered on more industrial vending devices to serve our customers’ needs on a 24 hours a day, 7 days a week basis.
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

					Change Since:
	Q3 2015	Q4 2015	Q3 2016		Q3 2015	Q4 2015
End of period total store employee count	13,527	13,961	13,097		-3.2%	-6.2%
Change in total store employee count					-430	-864

End of period total employee count	19,979	20,746	19,864		-0.6%	-4.3%
Change in total employee count					-115	-882

Industrial vending machines (installed device count)	53,547	55,510	60,400	(1)	12.8%	8.8%
Number of store locations	2,609	2,622	2,545		-2.5%	-2.9%
(1) In February 2016, we signed an agreement to lease a significant number of industrial vending lockers to one of our customers. As of September 30, 2016, we have deployed approximately 11,000 devices under this agreement. These devices do not generate product revenue and are excluded from the count noted above.
Several items worth noting with respect to our results:

(1)
During the last twelve months, we have reduced our headcount by 430 people in our stores and 115 people in total. We continue to add headcount where necessary to support our growth initiatives, notably our Onsite business (defined as dedicated sales and service provided from within the customer's facility). However, the continued softness of the North American industrial economy has caused us to more intensively scrutinize our full- and part-time staffing levels outside of these initiatives. Indeed, after increasing our total headcount every quarter during 2015, it has declined during every quarter of 2016.

(2)	We opened 35 and 13 stores in the first nine months of 2016 and 2015, respectively, and currently expect to open approximately 40 stores in total in 2016, which is an annual rate of approximately 2%.

(3)
We closed or consolidated 99 stores in the first nine months of 2016; about 90% of these stores were in close proximity to another Fastenal store, and about 85% had leases expiring within 18 months. We closed or consolidated 35 stores in the first nine months of 2015; about 75% of these stores were in close proximity to another Fastenal store, and about 85% had leases expiring within 18 months. The store closings in both periods did not have a meaningful impact on sales. We intend to continue evaluating markets for openings and for closures and consolidations in the remainder of 2016 and into 2017.

(4)
We continue to see a very strong pace of national account signings (defined as new customer accounts with a multi-site contract). In the first nine months of 2016 and 2015, we signed 144 and 131 new contracts, respectively. Beyond signings (or growth activities), we look at the health of our large customer market, and by extension our market place, by watching the trends of our top 100 customers. For several years beginning in 2011, the typical ratio of growth versus contraction in the sales of our top 100 customers was 3:1 (75 grew and 25 contracted). That performance has weakened in recent periods, more typically approximating 1:1 since the fourth quarter of 2015, including the third quarter of 2016 when 50 customers grew (31 with growth of 10% or more) and 50 customers contracted (28 with contraction of 10% or more).

(5)
We have continued to expand our Onsite business. Our goal is to sign 200 Onsite customer locations in 2016, and we signed 133 in the first nine months of 2016; 100 were operational as of September 30, 2016. All of the 80 Onsite customer locations we signed in 2015 were operational by the end of the second quarter of 2016.

(6)
We had converted most of our stores, approximately 1,900, to the CSP 16 (Customer Service Project 2016) format as of May 31, 2016 and have converted approximately 50 more as of September 30, 2016. This merchandising footprint involves expanded inventory placement at our store locations to enhance same-day capabilities.

(7)
The daily sales of our Canadian business, which grew about 4% in 'local currency' based on local business days during the fourth quarter of 2015, improved to about 7% growth in the first quarter of 2016. In the second quarter of 2016, this growth slid back to about 4%. However, the locations affected by the fires in Western Canada in May reduced our sales by approximately $1.1 million (approximately $850 thousand U.S. Dollars), which lowered the growth of our Canadian business in the second quarter by approximately one to two percentage points. In the third quarter of 2016, daily sales improved slightly with growth of about 5%.

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
The most important thing to note before you read this is to remember Fastenal is several businesses within itself; a fastener distributor (about 35% to 40% of our business) and a non-fastener distributor (about 60% to 65% of our business).
FASTENER SALES
First and foremost, we are a fastener distributor. We have been in this business for almost 50 years. We are good at it. We have strong capabilities at sourcing and procurement, at quality control, at logistics, and at local customer service. Each of these capabilities is focused on the customer at the end of the supply chain. This business is split about 60% production/construction needs and about 40% maintenance needs. The former is a great business, but it can be cyclical because about 75% of our manufacturing customer base is engaged in some type of heavy manufacturing. The sale of production fasteners is also a sticky business in the short-term as it is expensive and time consuming for our customers to change their supplier relationships. While our customers value the capabilities we bring to the table, in the last seven quarters this group of customers has seen its growth prospects weaken. In fact, the daily sales growth of the fastener product line peaked at over 10% in the second half of 2014. The rate of growth decelerated in the first quarter of 2015 and began contracting in the third quarter of 2015, including contraction of 2.9% in the third quarter of 2016.
NON-FASTENER SALES
Second, we have a non-fastener maintenance and supply business. We have actively pursued this business in the last 20 to 25 years. The capabilities we developed as a fastener distributor, described above, provide a backbone to growing this ‘newer’ business. This backbone has been enhanced in the last five years with our added capabilities in industrial vending. Given our local customer service, we believe we have a structural advantage in the industrial vending business. There is more to industrial vending than the device or the financial resources to deploy; we believe the ability to replenish with a local team from an integrated supply chain network (i.e., the 'Team behind the Machine') is critical to the long-term success of this channel. Because of these capabilities, the non-fastener business remains more resilient. However, similar to our fastener business, our non-fastener business has generally weakened in the last seven quarters. During this time frame, daily sales of our non-fastener product line experienced growth of about 18% in the last six months of 2014, contracted to about 2% growth in the fourth quarter of 2015 and improved to about 5% growth in each of the first three quarters of 2016.
One particular non-fastener product line, safety supplies, has benefited significantly from our initiatives with industrial vending. We introduced the safety supplies product line in 1999 and at 15.3% of total sales in the third quarter of 2016, it now represents our second largest product line after fasteners. Daily sales of our safety supplies product line experienced growth of about 27% in the last six months of 2014, declined to about 6% growth in the fourth quarter of 2015 and improved to about 10% growth in the first nine months of 2016.
Please read through the detailed Sales and Sales Trends section later in this document for additional insight.
Our gross profit decreased from 50.5% in the third quarter of 2015 and 49.5% in the second quarter of 2016 to 49.3% in the third quarter of 2016. The relationship between sales and gross profit depends on our success within our large account business (an area that is still under-represented in our customer mix). The large account end market produces a below-company average gross profit; however, it generally leverages our existing network of capabilities and allows us to enjoy strong incremental operating income growth. This customer mix change (larger versus smaller), as well as our product mix change (from fasteners to non-fasteners), over time are a constant drain on our gross profit. We continued to face these headwinds during the first nine months of 2016 as the daily sales to our national accounts customers grew approximately two percentage points faster than the total company percentage. Our gross profit was also negatively impacted by some short-term activities. These included certain costs related to our CSP 16 set-up process. In the third quarter of 2016, sales of non-fasteners grew to 63.9% of sales. This is significantly above both the third quarter of 2015 (62.1%) and the second quarter of 2016 (62.9%), a fact that serves to pressure our gross profit. We expect the customer mix and product mix change to continue into the future.
During the first nine months of 2016, our operating expenses increased due to the following: (1) an increase in full-time equivalent headcount (see table below), (2) an increase in health care costs, (3) an increase in the amount of industrial vending equipment, (4) an increased investment in our distribution infrastructure over the last several years, primarily automation, and (5) an increase in the number of vehicles for sales personnel. These increases were partially offset by a contraction in our performance bonuses and commissions, in our profit sharing contribution, and in fuel expense. During the third quarter of 2016 specifically, the largest factors behind the increase in operating expenses were items (2) and (3), with no offsetting factor related to fuel expenses.
On average, the full-time equivalent ('FTE') headcount grew as follows for the periods ended September 30 (compared to the same period in the preceding year:

	Nine-month Period		Three-month Period
	2016	2015	2016	2015
Store based average FTE headcount	6.0%	3.9%	2.1%	5.2%
Total average FTE headcount	6.9%	4.1%	3.9%	4.6%
Note - Full-time equivalent is based on 40 hours per week.
We touched on our industrial vending earlier, but here is a quick recap: During the first, second, and third quarters of 2016, we signed 4,647, 4,869, and 4,783 devices, respectively. During the first, second, and third quarters of 2015, we signed 3,962, 5,144, and 4,689 devices, respectively. Our installed device count on September 30, 2016 was 60,400 (excluding approximately 11,000 devices deployed under our locker lease program), which is an increase of 12.8% over September 30, 2015. The percentage of total net sales to customers with industrial vending was 45.0% in the third quarter of 2016. Our total daily sales to customers with industrial vending grew 2.4% over the third quarter of 2015. However, daily sales of non-fastener products to customers with industrial vending grew 5.0%, while daily sales of fasteners to customers with industrial vending contracted 4.5%.
Finally, some thoughts on capital allocation: During the latter half of 2014, throughout 2015, and into the first quarter of 2016, we had been modifying our capital allocation by buying back some common stock. One factor influencing our stock buybacks is our external valuation. Our relative stock valuation had weakened over the last several years, which prompted us to reassess our cash deployment. To this end, we spent approximately $400 million buying back stock since June 30, 2014 and repurchased approximately 3.3% of our outstanding shares from the start of this time frame. We are mindful of our shareholders’ expectations relative to our dividend paying history and have primarily funded this buyback with debt. In 2015, 2014, and 2013, our net capital expenditures, expressed in dollars and as a percentage of net earnings, were $145 million (28.1%), $184 million (37.2%), and $202 million (44.9%), respectively. In the first nine months of 2016, our net capital expenditures, expressed in dollars and as a percentage of net earnings, were $157 million (40.9%). We expect our net capital expenditures to be approximately $190 million in 2016. Capital expenditures in 2016 are being affected by two large items: the purchase of industrial vending machines related to the locker lease program we signed in February 2016 and spending on automation in certain distribution centers. Collectively, these activities are expected to inflate capital spending by roughly $91 million in 2016. We funded a portion of these planned capital expenditures with the proceeds of a private placement of debt in July 2016. Please read through the detailed Cash Flow Impact Items section and the Condensed Consolidated Statements of Cash Flows for additional insight.

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
SALES GROWTH
Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
Net sales and daily sales were as follows for the periods ended September 30:

	Nine-month Period		Three-month Period
	2016	2015	2016	2015
Net sales	$3,014,090	2,946,394	$1,013,122	995,250
Percentage change	2.3%	5.0%	1.8%	1.5%
Business days	192	191	64	64
Daily sales	$15,698	15,426	$15,830	15,551
Percentage change	1.8%	5.0%	1.8%	1.5%
Impact of currency fluctuations (primarily Canada)	-0.4%	-1.1%	-0.1%	-1.4%
Impact of acquisitions	0.7%	0.2%	0.6%	0.1%
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

The impact of the economy is best reflected in the growth performance of our stores opened greater than ten years ago (store sites opened as follows: 2016 group – opened 2006 and earlier, and 2015 group – opened 2005 and earlier) and opened greater than five years ago (store sites opened as follows: 2016 group – opened 2011 and earlier, and 2015 group – opened 2010 and earlier). These two groups of stores are more cyclical due to the increased market share they enjoy in their local markets. The stores opened greater than two years ago represent a consistent ‘same store’ view of our business (store sites opened as follows: 2016 group – opened 2014 and earlier, and 2015 group – opened 2013 and earlier). The daily sales change for each of these groups was as follows for the periods ended September 30:

	Nine-month Period		Three-month Period
	2016	2015	2016	2015
Store Age
Opened greater than 10 years	0.4%	4.4%	0.1%	1.4%
Opened greater than 5 years	0.2%	4.3%	0.4%	1.1%
Opened greater than 2 years	0.6%	4.3%	0.7%	0.9%
Note: The age groups above are measured as of the last day of each respective calendar year.
SALES BY PRODUCT LINE
The approximate mix of sales from the fastener product line and from the other product lines was as follows for the periods ended September 30:

	Nine-month period		Three-month Period
	2016	2015	2016	2015
Fastener product line	36.9%	38.5%	36.1%	37.9%
Other product lines	63.1%	61.5%	63.9%	62.1%
	100.0%	100.0%	100.0%	100.0%
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
Monthly Sales Changes:
All company sales – During the months noted below, all of our selling locations, when combined, had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2016	3.3%	2.6%	0.0%	3.8%	1.1%	0.0%	2.1%	0.3%	2.8%
2015	12.0%	8.6%	5.6%	6.1%	5.3%	3.7%	3.2%	1.6%	-0.3%	-0.8%	-1.1%	-3.8%
2014	6.7%	7.7%	11.6%	10.0%	13.5%	12.7%	14.7%	15.0%	12.9%	14.6%	15.3%	17.4%
Stores opened greater than two years – Our stores opened greater than two years (store sites opened as follows: 2016 group – opened 2014 and earlier, 2015 group – opened 2013 and earlier, and 2014 group – opened 2012 and earlier) represent a consistent 'same-store' view of our business. During the months noted below, the stores opened greater than two years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2016	2.2%	1.4%	-1.4%	2.5%	-0.2%	-1.2%	0.9%	-0.7%	1.6%
2015	11.2%	7.8%	4.8%	5.4%	4.6%	3.2%	2.6%	1.0%	-0.9%	-1.1%	-2.1%	-5.0%
2014	5.5%	6.5%	10.2%	8.4%	12.1%	11.4%	13.4%	14.0%	11.8%	13.5%	14.0%	16.5%
Stores opened greater than five years – The impact of the economy, over time, is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2016 group – opened 2011 and earlier, 2015 group – opened 2010 and earlier, and 2014 group – opened 2009 and earlier). This group, which represented about 90% of our total sales in the first nine months of 2016, is more cyclical due to the increased market share they enjoy in their local markets.

During the months noted below, the stores opened greater than five years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2016	1.7%	1.3%	-1.7%	2.1%	-0.4%	-1.8%	0.5%	-0.7%	1.1%
2015	10.8%	7.2%	4.8%	5.6%	4.6%	3.1%	3.1%	1.3%	-1.1%	-1.0%	-1.8%	-5.3%
2014	4.6%	5.4%	9.5%	7.7%	11.5%	10.8%	12.9%	13.4%	11.7%	13.3%	13.6%	16.2%
Summarizing comments – There are three distinct influences to our growth: (1) execution, (2) currency fluctuations, and (3) economic fluctuations. This discussion centers on (2) and (3).
The change in currencies in foreign countries (primarily Canada) relative to the United States dollar impacted our net sales growth over the last several years. In the first nine months of 2016, it lowered our net sales growth by 0.4%. During the years 2015 and 2014, it lowered our net sales growth by 1.2% and 0.5%, respectively.
In 2013, sales of the fastener product line were heavily impacted by weakness in our industrial production business. These customers utilize our fasteners in the manufacture/assembly of their finished products. The end markets with the most pronounced weakening included heavy machinery manufacturers with exposure to mining, military, agriculture, and construction. Our sales to customers engaged in light and medium duty manufacturing (largely related to consumer products) began to improve late in 2013 and into 2014. This made sense given the trends in the PMI Index at that time.
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
Business conditions in the third quarter of 2016 looked very similar to those in the first half of 2016. Daily sales growth remained slow at 1.8% in the third quarter of 2016, versus growth of 1.9% and 1.6%, respectively, in the first and second quarters of 2016. Our OEM and construction fastener sales remain relatively weak, reflecting the sustained relative weakness of our heavy equipment and construction end markets. We saw similar plant shutdowns/slowdowns around the July 4th holiday, but these were less pronounced around Labor Day. Daily sales in the U.S. were a little weaker in the third quarter of 2016 than was the case in the first half of 2016, largely a result of the continued softness among our largest (top 100) customers. Sales to those customers declined 0.8% in the third quarter of 2016 after posting a modest increase in the first half of 2016.  This was offset by better growth in our Canadian and international operations.
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

											Cumulative
											Change from
											Jan. to
	Jan. (1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Sept.	Oct.
Benchmark	0.8%	2.2%	3.8%	0.4%	3.1%	2.7%	-2.1%	2.5%	3.7%	-1.2%	17.2%	15.9%
2016	0.4%	-0.8%	1.5%	1.7%	0.6%	-0.2%	-2.3%	2.4%	1.5%		4.5%
16Delta	-0.4%	-3.0%	-2.3%	1.3%	-2.5%	-2.9%	-0.2%	-0.1%	-2.2%		-12.7%
2015	-3.6%	-0.1%	4.2%	-2.1%	3.4%	0.9%	-4.3%	4.1%	-0.9%	-2.0%	5.0%	2.9%
15Delta	-4.4%	-2.3%	0.4%	-2.5%	0.3%	-1.8%	-2.2%	1.6%	-4.6%	-0.8%	-12.2%	-13.0%
2014	-1.4%	3.0%	7.1%	-2.6%	4.2%	2.5%	-3.8%	5.8%	1.0%	-1.5%	18.0%	16.2%
14Delta	-2.2%	0.8%	3.3%	-3.0%	1.1%	-0.2%	-1.7%	3.3%	-2.7%	-0.3%	0.8%	0.3%

(1)	The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.
Note: We intend to modify this disclosure in 2017 to utilize a more recent time line (2011-2016) for a benchmark.
A graph of the sequential daily sales change pattern discussed above, starting with a base of '100' in the previous October and ending with the next October, would be as follows:

End Market Performance:
Fluctuations in end market business – The sequential trends noted above were directly linked to fluctuations in our end markets. To place this in perspective – approximately 50% of our business has historically been with customers engaged in some type of manufacturing. The daily sales growth rates to these customers, when compared to the same period in the prior year, were as follows:

	Q1	Q2	Q3	Q4	Annual
2016	0.9%	0.7%	1.0%
2015	6.9%	3.8%	1.1%	-2.2%	2.3%
2014	9.0%	11.2%	13.7%	13.8%	12.0%
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
The best way to understand the change in our industrial production business is to examine the results in our fastener product line (35% to 40% of our business) which is heavily influenced by changes in our business with heavy equipment manufacturers. From a company perspective, daily sales growth rates of fasteners, when compared to the same period in the prior year, were as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2016	-1.7%	-2.4%	-2.9%
2015	5.5%	0.0%	-4.4%	-6.2%	-1.4%
2014	1.6%	5.5%	9.9%	11.4%	6.9%
By contrast, the best way to understand the change in the maintenance portion of the manufacturing business is to examine the results in our non-fastener product lines. From a company perspective, daily sales growth rates of non-fasteners, when compared to the same period in the prior year, were as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2016	4.7%	4.7%	4.9%
2015	11.7%	9.0%	5.9%	1.2%	6.8%
2014	14.2%	17.1%	17.6%	19.0%	17.2%
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
Our non-residential construction customers have historically represented 20% to 25% of our business. The daily sales growth rates to these customers, when compared to the same period in the prior year, were as follows:

	Q1	Q2	Q3	Q4	Annual
2016	-0.4%	-1.7%	-1.9%
2015	6.2%	1.6%	-1.7%	-6.1%	-0.2%
2014	2.9%	7.5%	9.3%	12.6%	7.8%
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
In our first ten years of being public (1987 to 1997), we opened stores at an annual rate approaching 30% per year. In the next ten years (1997 to 2007), we opened stores at an annual rate of approximately 10% to 15% and, since 2007, at an annual rate of approximately 1% to 8%. We opened 24 stores in 2014, at an annual rate of approximately 1%, and 41 stores in 2015, at an annual rate of approximately 2%. We expect to open approximately 40 stores in 2016, which is an annual rate of approximately 2%.
During our almost 50 years of business existence, we have constantly evolved to better serve the market (as is described in the paragraphs below) and have always been willing to challenge our approach. In our first 20 to 25 years, we closed several store locations because we felt the market was insufficient to operate a profitable 'fastener only' business. Every one of those locations was subsequently ‘reopened’ when our business model evolved to serve these markets profitably. During the last 20 to 25 years, we have enjoyed continued success with our store-based model, but we continue to challenge our approach. This resulted in our closing approximately 85 stores in the ten years prior to 2014 - not because they weren’t successful, but rather because we felt we had a better approach to growth. During 2014, we continued to challenge our approach and closed 73 stores. We use the term closed; however, we consider them to be consolidated into another location since the vast majority are in close proximity to another store. Several items we think are noteworthy: the group of stores we identified for closure in the second half of 2014 was profitable in the first quarter of 2014 (our 2014 analysis measurement period); those stores operated with average sales of about $36 thousand per month. We chose to close this group because we felt there was simply a better approach to growing our business profitably. During 2015, we closed 50 stores. Similar to 2014, we chose to close this group of stores because we felt this was simply a better approach. During the third quarter of 2014 (our 2015 analysis measurement period), 35 of these 50 stores were profitable. During the first nine months of 2016, we closed 99 stores. During the fourth quarter of 2015 (our 2016 analysis measurement period), 57 of these 99 stores were profitable. We will continue to evaluate opportunities for store closings/consolidations in the future.
There is a short-term cost for closing these stores, and since we believe we will maintain the vast majority of the sales associated with these locations and most of the impacted employees have a nearby store from which to operate, the cost primarily relates to the future commitments at our leased locations. We have recorded the impaired future costs related to these commitments. The related expense was not material as these locations have relatively short lease commitments and minimal leasehold improvements.
During the years, our expanding footprint has provided us with greater access to more customers, and we have continued to diversify our growth drivers. This was done to provide existing store personnel with more tools to grow their business organically. In the early 1990's, we began to expand our product lines beyond primarily fasteners, and we added new product knowledge to our bench (the non-fastener products now represent nearly 65% of our sales). This was our first big effort to diversify our growth drivers. The next step began in the mid to late 1990's when we began to add sales personnel with certain specialties or focus. This began with our national accounts group in 1995, and over time, has expanded to include individuals dedicated to: (1) sales related to our internal manufacturing division, (2) government sales, (3) internet sales, (4) construction, (5) specific products (most recently metalworking), and (6) industrial vending. Another step occurred at our sales locations (this includes Fastenal stores as well as strategic account stores and Onsite locations) and at our distribution centers, and began with a targeted merchandising and inventory placement strategy that included our 'Customer Service Project' approximately fourteen years ago and our 'Master Stocking Hub' initiative approximately nine years ago. These strategies allowed us to better target where to stock certain products (local store, regional distribution center, master stocking hub, or supplier) and allowed us to improve our fulfillment, lower our freight costs, and improve our ability to serve a broader range of customers. During 2013 and 2014, we expanded our store-based inventory offering around select industries (with an emphasis on fasteners, construction products, and safety products) and beginning in the latter half of 2013 we expanded two key employee groups: (1) the number of employees working in our stores and (2) the number of district and regional leaders supporting our stores. To improve the efficiency, accuracy, and capacity of our distribution centers, we made significant investments into distribution automation over the last several years (a majority of our facilities are now automated, and greater than 80% of our picking occurs at an automated distribution center). Finally, we also added a high frequency distribution center, internally known as T-hub, to support vending and other high frequency selling activities. During 2015 and the first nine months of 2016, we continued to enhance the technology in our automated distribution centers, to sharpen our focus on growing our Onsite business, and to expand our store-based inventory offering ('CSP 16'). This merchandising footprint involves expanded inventory placement at our store locations to enhance same-day delivery capabilities. The theme that shines through in all of these changes is a simple one – invest into and support our sales machine – the local store.
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
Our expanded industrial vending portfolio consists of 20 different vending devices, with the FAST 5000 device, our helix-based machine (think candy machine), representing approximately 40% of the installed machines. We have learned much about these devices over the last several years and currently the target monthly revenue ranges from under $1,000 per device to in excess of $3,000 per device. The following two tables provide two views of our data: (1) actual device count regardless of the type of machine and (2) ‘machine equivalent' count based on the weighted target monthly revenue of each device (compared to the FAST 5000 device, which has a $2,000 monthly revenue target). For example, the 12-door locker, with target monthly revenue of $750, would be counted as ‘0.375 machine equivalent’ (0.375 = $750/$2,000).
The industrial vending information related to contracts signed during each period was as follows:

		Q1	Q2	Q3	Q4	Annual
Device count signed during the period	2016	4,647	4,869	4,783
	2015	3,962	5,144	4,689	4,016	17,811
	2014	4,025	4,137	4,072	4,108	16,342

'Machine equivalent' count signed during the period	2016	3,696	3,941	3,520
	2015	2,916	3,931	3,769	3,319	13,935
	2014	2,974	3,179	3,189	3,243	12,585
The industrial vending information related to installed machines at the end of each period was as follows:

		Q1	Q2	Q3	Q4
Device count installed at the end of the period	2016	56,889	58,346	60,400
	2015	48,545	50,620	53,547	55,510
	2014	42,153	43,761	45,596	46,855

'Machine equivalent' count installed at the end of the	2016	43,329	44,707	46,399
period	2015	35,997	37,714	40,067	41,905
	2014	30,326	31,713	33,296	34,529
Note: In February 2016, we signed an agreement to lease a significant number of industrial vending lockers to one of our customers. As of September 30, 2016 and June 30, 2016, we have deployed approximately 11,000 and 3,000 devices, respectively, under this agreement. These devices do not generate product revenue and are excluded from the counts noted above.

The following table includes some additional statistics regarding our net sales and daily sales growth:

		Q1	Q2	Q3	Q4
Percent of total net sales to customers with	2016	44.5%	44.6%	45.0%
industrial vending(1)	2015	40.5%	40.9%	42.1%	43.9%
	2014	37.8%	37.0%	37.8%	39.3%

Daily sales growth to customers with	2016	3.6%	2.7%	2.4%
industrial vending(2)	2015	12.3%	8.6%	4.8%	0.7%
	2014	19.7%	20.9%	21.9%	20.0%
(1) The percentage of total net sales (vended and traditional) to customers currently using a vending solution.
(2) The growth in total net sales (vended and traditional) to customers currently using a vending solution compared to the same period in the preceding year.
Our total daily sales growth to customers with industrial vending decelerated during 2015, which was primarily the result of the slowdown in our business with customers connected to the oil and gas industry, including direct industry participants as well as other customers serving those participants. We believe that trend masks good performance from our vending initiative. In the first, second, and third quarters of 2016, daily sales to customers with industrial vending grew 3.6%, 2.7%, and 2.4%, respectively, over the corresponding quarters in the prior year. However, daily sales to these customers of fastener products - which are primarily non-vended - in the first, second, and third quarters of 2016 contracted 5.5%, 5.1%, and 4.5%, respectively, while daily sales of non-fastener products - which have a heavy vended component - in the first, second, and third quarters of 2016 grew 7.4%, 5.9%, and 5.0%, respectively.
In addition to the industrial vending operation noted above, which primarily relates to our non-fastener business, we also provide bin stock programs (also known as ‘keep fill’ programs in the industry) to numerous customers. This business, which relates to both our maintenance customers (MRO fasteners and non-fasteners) and original equipment manufacturers (OEM fasteners), has many similar attributes to our industrial vending relationships. These attributes include a strong relationship with these customers, where we are often their preferred supplier, and a higher frequency of business transactions. This business is performed without the aid of a vending machine, but does make use of the latest scanning technologies, scale systems, and our fully integrated distribution network to manage the supply chain for all sizes of customers. In recent years, we have begun to refer to this business as FMI (Fastenal Managed Inventory).
PROFIT DRIVERS OF OUR BUSINESS
As we state several times in this document, profit is important to us. For a distribution business, profit and cash flow go hand in hand. Cash flow is what funds our growth, provides us with short-term and long-term flexibility, and enables us to create value for our customers, our employees, our suppliers, and our shareholders. Over time, we grow our profits by continuously working to grow sales and to improve our relative profitability. We achieve our improvements in relative profitability by improving our gross profit, by structurally lowering our operating and administrative expenses, or both.
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
The best way to appreciate this dynamic is to look at the cost components of our business. The cost components of a store include the following: (1) cost of sales and (2) operating and administrative expenses. The operating and administrative expenses can be further split into (listed by relative size): (1) people costs (base pay, incentive pay, benefits, training, and payroll related taxes), (2) occupancy costs (facility expenses such as rent, property taxes, repairs, and depreciation on owned facilities, as well as utility costs, equipment expenses, and vending machine related expenses, excluding leased locker equipment), and (3) 'all other' expenses. The largest component of the last category is the vehicles needed in each store to support selling activities.
The first component, cost of sales, is directly related to sales and fluctuations in sales. However, it is also heavily influenced by product and customer mix. As is true for the company as a whole, many stores are under-represented by, and seeing superior growth from, the non-fastener product category and/or the large customer category. As these tend to contribute disproportionately to a store’s growth and increase in scale, we often see a decline in gross profit as the average monthly net sales of a store increase. Over the long-term and in the absence of offsetting efforts elsewhere in the business (which we address below), we expect these factors to continue to exert pressure on our gross profit percentage.
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

STATEMENT OF EARNINGS INFORMATION (as a percentage of net sales) for the periods ended September 30:

	Nine-month Period		Three-month Period
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	49.5%	50.5%	49.3%	50.5%
Operating and administrative expenses	29.2%	28.5%	29.3%	28.4%
Gain on sale of property and equipment	0.0%	0.0%	0.0%	0.0%
Operating income	20.3%	22.0%	20.0%	22.1%
Net interest income (expense)	-0.1%	-0.1%	-0.2%	-0.1%
Earnings before income taxes	20.2%	22.0%	19.9%	22.0%

Note – Amounts may not foot due to rounding difference.
Gross profit – The gross profit percentage during each period was as follows:

	Q1	Q2	Q3	Q4
2016	49.8%	49.5%	49.3%
2015	50.8%	50.3%	50.5%	49.9%
2014	51.2%	50.8%	50.8%	50.5%
Over the last several years our gross profit percentage has fluctuated due to our mix of store sizes, customer sizes, products, geographies, end markets, and end market uses (such as industrial production business versus maintenance business).
Ignoring the long-term gross profit trend noted above, our short-term gross profit percentages historically fluctuate due to impacts related to (1) transactional gross profit (either related to product and customer mix or to freight), (2) organizational gross profit (sourcing strength that can occur as we leverage buying scale and efficiency), and (3) supplier incentive gross profit (impacts from supplier volume allowances). In the short-term, periods of inflation or deflation can influence the first two categories, while sudden changes in business volume can influence the third. The transactional gross profit, our most meaningful component, is heavily influenced by our store-based compensation programs, which are directly linked to sales growth and gross profit, and incentivize our employees to improve both.
Important factors that impact our gross profit percentage are our locations, our product mix, and our customer mix. Given the close proximity of our sales personnel to our customer’s business, we offer a very high service level with our sales, which is valued by our customers and improves our gross profit. Fasteners, which is currently our largest single product line at approximately 35% to 40% of net sales, is our highest gross profit product line given the high transaction cost surrounding the sourcing and supply of the product for our customers. Any reduction in the mix of our net sales attributable to fasteners, and particularly maintenance fasteners, may negatively impact gross profit. Larger customers, whose more focused buying patterns allow us to offer them better pricing, also influence gross profit. As described previously, stores typically achieve higher average sales disproportionately by growth in the non-fastener product lines and with large customers, causing gross profit to decline as average net sales grow. One final item of note, our fourth quarter has typically been the season with the most challenges surrounding gross profit. This relates to the decline in sales in November and December due to the ‘holiday season’ and due to the seasonal reduction in non-residential construction business. This drop off in sales reduces the utilization of our trucking network which can also slightly reduce our gross profit.
Our gross profit, as a percentage of net sales, decreased in the first nine months of 2016 when compared to the first nine months of 2015. This decrease was primarily caused by changes in product and customer mix. Our gross profit also decreased in the third quarter of 2016 when compared to the third quarter of 2015 for similar reasons.

Operating and administrative expenses - These expenses increased as a percentage of net sales in both the nine-month period and in the third quarter of 2016 when compared to the same periods of 2015.
Historically, our two largest components of operating and administrative expenses have consisted of employee related expenses (approximately 65% to 70%) and occupancy related expenses (approximately 15% to 20%). The remaining expenses cover a variety of items with selling transportation typically being the largest.
The three largest components of operating and administrative expenses grew (contracted) as follows for the periods ended September 30 (compared to the same period in the preceding year):

	Nine-month Period		Three-month Period
	2016	2015	2016	2015
Employee related expenses	2.9%	1.5%	2.7%	-2.4%
Occupancy related expenses	10.7%	6.9%	11.3%	9.9%
Selling transportation costs	2.4%	-18.0%	4.0%	-13.0%
Employee related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. For the first nine months of 2016, when compared to the first nine months of 2015, employee related expenses grew due to an increase in full-time equivalent headcount (see table below), and an increase in health care costs. These increases were partially offset by a contraction in our performance bonuses and commissions, and in our profit sharing contribution, primarily due to lower sales growth and due to lower operating income (both on a dollar basis and on a relative basis). The increase in the third quarter of 2016, when compared to the third quarter of 2015, was driven by the same factors as the nine-month period. For the first nine months of 2015, when compared to the first nine months of 2014, our performance bonuses and commissions grew, as well as our profit sharing contribution, primarily due to our expanding growth in operating income. These factors, combined with an increase in full-time equivalent headcount, caused employee related expenses to grow, and were partially offset by a reduction in health care costs and by a focused reduction in overtime hours paid. The decrease in the third quarter of 2015, when compared to the third quarter of 2014, was driven by a contraction in performance bonuses and commissions due to lower levels of sales and gross profit growth, and a reduction in health care costs.
On average, the full-time equivalent ('FTE') headcount grew (contracted) as follows for the periods ended September 30 (compared to the same period in the preceding year):

	Nine-month Period		Three-month Period
	2016	2015	2016	2015
Store based	6.0%	3.9%	2.1%	5.2%
Total selling (includes store)	7.2%	3.8%	3.7%	4.5%
Distribution	8.0%	6.2%	7.6%	5.1%
Manufacturing	-4.8%	-0.1%	-9.3%	0.6%
Administrative	8.1%	6.5%	7.6%	6.6%
Total average FTE headcount	6.9%	4.1%	3.9%	4.6%
Occupancy related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our stores and distribution locations, and (4) industrial vending equipment (we consider the vending equipment, excluding leased locker equipment, to be a logical extension of our store operation and classify the depreciation, repair costs, and hosting services as occupancy expense). The increase in the first nine months of 2016, when compared to the first nine months of 2015 was mainly driven by (1) an increase in the amount of industrial vending equipment discussed earlier in this document and (2) an increase in occupancy expense related to rent. The largest impact came from the industrial vending equipment. The increase in the third quarter of 2016, when compared to the third quarter of 2015, was driven by the same factors as the nine-month period. The increase in the first nine months of 2015, when compared to the first nine months of 2014, was driven by (1) an increase in the amount of industrial vending equipment, and (2) an increased investment in our distribution infrastructure over the last several years, primarily related to automation. This increase was partially offset by a reduction in utility costs at store locations and by the impact of an accrual related to closed and closing store locations in 2014. The increase in the third quarter of 2015, when compared to the third quarter of 2014, was driven by the same factors as the nine month period.
Our selling transportation costs consist primarily of our store fleet as most of the distribution fleet costs are included in cost of sales. Selling transportation costs included in operating and administrative expenses increased in the first nine months of 2016, when compared to the first nine months of 2015. This was driven by an increase in the number of vehicles for sales personnel, and was partially offset by a decrease in fuel expense. The increase in the third quarter of 2016, when compared to the third quarter of 2015, was driven by an increase in the number of distribution vehicles and the number of vehicles for sales personnel. The decrease in the first nine months of 2015, when compared to the first nine months of 2014, was driven by the decline in fuel costs. The decrease in the third quarter of 2015, when compared to the third quarter of 2014, was driven by the same factors as the nine month period.
The last several years have seen some variation in the cost of diesel fuel and gasoline. During the first, second, and third quarters of 2016, our total vehicle fuel costs were approximately $6.4 million, $8.2 million, and $8.3 million respectively. During the first, second, third, and fourth quarters of 2015, our total vehicle fuel costs were approximately $8.8 million, $9.1 million, $8.6 million, and $7.8 million, respectively. The fluctuations were a result of: (1) variations in fuel costs, (2) the service levels provided to our stores from our distribution centers, (3) the number of vehicles at our store locations, (4) the number of other sales centered vehicles as a result of store openings and the expansion of our non-store sales force, and (5) changes in driving conditions. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of sales and the fuel utilized in our store delivery and other sales centered vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50/50 between distribution and store and other sales centered use).
Income taxes – Income taxes, as a percentage of earnings before income taxes, were approximately 36.8% and 37.6% respectively, for each of the first nine months of 2016 and 2015. As our international business and profits grew over the past several years, the lower income tax rates in those jurisdictions, relative to the United States, have lowered our effective tax rate.
CASH FLOW IMPACT ITEMS
As indicated earlier, we included this section to provide some added insight into the items that impact our cash flow.
OPERATIONAL WORKING CAPITAL
The year-over-year comparison and the related dollar and percentage changes related to accounts receivable, net and inventories were as follows:

	September 30:			Twelve-month Dollar Change		Twelve-month Percentage Change
	2016	2015	2014	2016	2015	2016	2015
Accounts receivable, net	$543,744	537,055	522,265	$6,689	14,790	1.2%	2.8%
Inventories	966,931	883,207	836,379	83,724	46,828	9.5%	5.6%
Operational working capital(1)	$1,510,675	1,420,262	1,358,644	$90,413	61,618	6.4%	4.5%

Sales in last two months	$703,172	661,203	657,118	$41,969	4,085	6.3%	0.6%
(1) For purposes of this discussion, we are defining operational working capital as accounts receivable, net and inventories.
The growth in our net accounts receivable has been broadly consistent with our sales growth over the periods represented. This is despite the strong growth of our international business and of our large customer accounts, which can create meaningful difficulty with managing the growth of accounts receivable relative to the growth in sales.
Our growth in inventory balances over time does not have as direct a relationship to our monthly sales patterns as does our growth in accounts receivable. This is impacted by other aspects of our business. For example, the dramatic economic slowdown in late 2008 and early 2009 caused our inventory to spike. This occurred because the lead time for inventory procurement is typically longer than the visibility we have into future monthly sales patterns. Over the last decade, we increased our relative inventory levels due to the following: (1) new store openings, (2) expanded stocking breadth at distribution centers (for example, our master stocking hub in Indianapolis expanded its product breadth over six fold from 2005 to 2011), (3) expanded direct sourcing, (4) expanded Fastenal brands (private label), (5) expanded industrial vending solutions, (6) national accounts and Onsite growth, (7) international growth, and (8) expanded stocking breadth at individual stores related to our CSP initiatives. Through the first nine months of 2016, the most significant contributors to the increase in inventories were the impact of infusing incremental inventory into our network beginning at the end of 2015 as part of our CSP 16 initiative, the incremental inventory related to the acquisition of Fasteners, Inc., the relative growth of international sales, and the growth of our Onsite business. The sequential decrease in our inventory in the third quarter of 2016 is a function of a significant focus on our stocking levels throughout our network, particularly in our distribution centers.

BALANCE SHEET AND CASH FLOW
Our balance sheet continues to be very strong and our operations have good cash generating characteristics. Our operating cash flow as a percentage of net earnings in the first nine months of 2016 contracted slightly compared to the first nine months of 2015. It decreased primarily due to our current initiative to add additional products into store inventory under our CSP 16 format, and this decrease was partially offset by a reduction in net cash used to fund trade accounts receivable and income tax payments. Our first quarter typically has stronger cash flow characteristics due to the timing of tax payments; this benefit reverses itself in the second, third, and fourth quarters as income tax payments go out in April, June, September, and December. The remaining amounts of cash flow from operating activities are largely linked to the pure dynamics of a distribution business and its strong correlation to working capital as discussed above. During 2015, and the first nine months of 2016, we incurred some debt to fund capital expenditures, purchases of our common stock, and payments of dividends as discussed earlier in this document.
Operating cash flow as a percentage of net earnings were as follows in 2016 and 2015:

	2016	2015
First quarter	127.8%	141.1%
Second quarter	65.9%	57.7%
Year-to-date (June)	96.2%	97.5%
Third quarter	105.0%	103.2%
Year-to-date (September)	99.1%	99.4%
Fourth quarter		129.5%
Year-to-date (December)		105.9%
Our dividends (on a per share basis) were as follows in 2016 and 2015:

	2016		2015
First quarter	$0.30		$0.28
Second quarter	0.30		0.28
Third quarter	0.30		0.28
Fourth quarter	0.30	(1)	0.28
Total	$1.20		$1.12
(1) The fourth quarter dividend was declared on October 10, 2016, and is payable on November 22, 2016 to shareholders of record at the close of business on October 25, 2016.
STOCK PURCHASES
During the first quarter of 2016, we purchased 1,600,000 shares of our common stock at an average price of approximately $37.15 per share. During the second and third quarters of 2016, we did not purchase any shares of our common stock. During 2015, we purchased a total of 7,100,000 shares of our common stock at an average price of $41.26 per share. We currently have authority to purchase up to an additional 1,300,000 shares of our common stock.
CRITICAL ACCOUNTING POLICIES
A discussion of our critical accounting policies is contained in our 2015 annual report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow activity in dollars and as a percentage of net earnings was as follows for the periods ended September 30:

	Nine-month Period
	2016	2015
Net cash provided by operating activities	$381,318	401,985
Net cash used in investing activities	$157,601	112,848
Net cash used in financing activities	$208,824	283,428

Net cash provided by operating activities	99.1%	99.4%
Net cash used in investing activities	41.0%	27.9%
Net cash used in financing activities	54.3%	70.1%
Net cash provided by operating activities decreased from the first nine months of 2015. The decrease was driven by a reduction in net earnings and an increase in the cash required to fund our inventory growth. This was partially offset by a reduction in net cash used to fund trade accounts receivable and income tax payments.
Net cash used in investing activities changed primarily due to changes in capital expenditures. Property and equipment expenditures in the first nine months of 2016 and 2015 consisted of: (1) the purchase of software and hardware for our information processing systems, (2) the addition of certain pick-up trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings and our CSP 16 initiative, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, (6) the expansion of our distribution/trucking fleet, (7) purchases related to industrial vending, and (8) the expansion of distribution capabilities related to automation. Of these factors, items (1), (2), (3), (7), and (8) had the greatest impact to our capital expenditures in the first nine months of 2016, while item (7) had the greatest impact to our capital expenditures in the first nine months of 2015. Disposals of property and equipment in both periods consisted of the planned disposition of certain pick-up trucks, as well as distribution vehicles and trailers, in the normal course of business.
Cash requirements for property and equipment expenditures were satisfied from net earnings, cash on hand, borrowings, and the proceeds of disposals. We anticipate funding our current expansion plans with cash generated from operations, from available cash and cash equivalents, and from our borrowing capacity.
Net cash used in financing activities consisted of the payments of dividends and purchases of our common stock, which were partially offset by the proceeds from the exercise of stock options and borrowings. During the first nine months of 2016 and 2015, we utilized borrowings to fund certain needs including purchases of our common stock.
Cash Commitments – A discussion of the nature and amount of future cash commitments, other than under our Credit Facility and notes payable, is contained in our 2015 annual report on Form 10-K. That portion of total debt outstanding under our Credit Facility and notes payable classified as long-term, and the maturity of that debt, is described earlier in Note 5 of the Notes to Condensed Consolidated Financial Statements.
Unremitted Foreign Earnings – Approximately $121.1 million of cash and cash equivalents are held by non-U.S. subsidiaries. These funds may create foreign currency translation gains or losses depending on the functional currency of the entity holding the cash. There are no significant restrictions that would preclude us from bringing the majority of these funds back to the U.S. The income tax impact of repatriating cash associated with certain undistributed earnings is discussed in our most recently filed annual report on Form 10-K under Note 6 of the Notes to Consolidated Financial Statements. There have been no material changes in unremitted earnings in the form of cash.
Certain Risks and Uncertainties – Certain statements contained in this document do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a historical fact, including estimates, projections, future trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, and our strategies, goals, mission, and vision. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers or geographic locations, changes in our average store size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, weak acceptance or adoption of vending technology or increased competition in industrial vending, difficulty in maintaining installation quality as our industrial vending business expands, the entering into of future arrangements with customers to lease a significant number of industrial vending machines (which could cause unexpected increases in capital expenditures or the need for additional hiring), difficulty in hiring, relocating, training or retaining qualified personnel, failure to meet store opening goals, store closing expectations, or Onsite implementation objectives, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, changes in credit market volatility, changes in tax law, changes in the availability or price of commercial real estate, changes in the nature, price or availability of distribution, supply chain, and other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

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
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. In 2014, 2015, and the first nine months of 2016, we noted some deflation in overall steel pricing. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.
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
Interest rates - Loans under our Credit Facility bear interest at floating rates tied to LIBOR. As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A 1% increase in LIBOR in the first nine months of 2016 would have resulted in approximately $3.0 million of additional interest expense. A description of our Credit Facility is contained in Note 5 of the Notes to Condensed Consolidated Financial Statements.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the third quarter of 2016:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2016	0	$0.00	0	1,300,000
August 1-31, 2016	0	$0.00	0	1,300,000
September 1-30, 2016	0	$0.00	0	1,300,000
Total	0	$0.00	0	1,300,000

(1)
On May 1, 2015, our board of directors authorized the purchase by us of an additional 4,000,000 shares of our common stock. As of September 30, 2016, we had remaining authority to purchase 1,300,000 shares under this authorization.

ITEM 6 — EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company’s Form 10-Q for the quarter ended March 31, 2012)

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company’s Form 8-K dated as of October 15, 2010 (file no. 000-16125))

4.1	Form of Senior Notes due July 20, 2021 (incorporated by reference to Exhibit 10.1 to Fastenal Company’s Form 8‑K dated as of July 20, 2016)

4.2	Form of Senior Notes due July 20, 2022 (incorporated by reference to Exhibit 10.1 to Fastenal Company’s Form 8‑K dated as of July 20, 2016)

10.1
Master Note Agreement dated as of July 20, 2016 by and among (i) Fastenal Company, (ii) Metropolitan Life Insurance Company, NYL Investors LLC and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), as investor group representatives (each, an 'Investor Group Representative'), and (iii) Metropolitan Life Insurance Company (in its capacity as a purchaser of notes under such Master Note Agreement) and/or affiliates of any Investor Group Representative who become purchasers of notes under such Master Note Agreement (incorporated by reference to Exhibit 10.1 to Fastenal Company’s Form 8‑K dated as of July 20, 2016)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from Fastenal Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on October 14, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: October 14, 2016	By:	/s/ Holden Lewis
Holden Lewis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 14, 2016	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Controller, Chief Accounting Officer, and
Treasurer (Duly Authorized Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	Incorporated by reference

3.2	Restated By-Laws of Fastenal Company	Incorporated by reference

4.1	Form of Senior Notes due July 20, 2021	Incorporated by reference

4.2	Form of Senior Notes due July 20, 2022	Incorporated by reference

10.1
Master Note Agreement dated as of July 20, 2016 by and among (i) Fastenal Company, (ii) Metropolitan Life Insurance Company, NYL Investors LLC and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), as investor group representatives (each, an "Investor Group Representative"), and (iii) Metropolitan Life Insurance Company (in its capacity as a purchaser of notes under such Master Note Agreement) and/or affiliates of any Investor Group Representative who become purchasers of notes under such Master Note Agreement
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