Form 10-K
period 2016-12-31
FASTENAL CO
filed 2017-02-06
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________
FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016,
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was $12,778,423,898, based on the closing sale price of the Common Stock on that date. For purposes of determining this number, all executive officers and directors of the registrant as of June 30, 2016 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of January 20, 2017, the registrant had 289,247,424 shares of Common Stock issued and outstanding.

FASTENAL COMPANY
ANNUAL REPORT ON FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the annual meeting of shareholders to be held Tuesday, April 25, 2017 ('Proxy Statement') are incorporated by reference in Part III. Portions of our 2016 Annual Report to Shareholders are incorporated by reference in Part II.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K, or in other reports of the Company and other written and oral statements made from time to time by the Company, do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, and our strategies, goals, mission, and vision. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers, or geographic locations, changes in our average store size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, weak acceptance or adoption of our vending or Onsite business models, increased competition in industrial vending or Onsite, difficulty in maintaining installation quality as our industrial vending business expands, the leasing to customers of a significant number of additional industrial vending machines, the failure to meet our goals and expectations regarding store openings, store closings, or expansion of our industrial vending or Onsite operations, changes in the implementation objectives of our business strategies, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, and other risks and uncertainties detailed in this Form 10-K under the heading 'Item 1A. Risk Factors'. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

PRESENTATION OF DOLLAR AMOUNTS
All dollar amounts in this Form 10-K are presented in thousands, except for share and per share information or unless otherwise noted.
STOCK SPLIT
All information contained in this Form 10-K reflects the two-for-one stock split in 2011.

PART I

ITEM 1.	BUSINESS
Note – Information in this section is as of year end unless otherwise noted. The year end is December 31, 2016 unless additional years are included or noted.
Our Internet address for corporate and investor information is www.fastenal.com. The information contained on our website or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.
Overview
Fastenal Company (together with our subsidiaries, hereinafter referred to as 'Fastenal' or the 'Company' or by terms such as we, our, or us) began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. We opened our first store in 1967 in Winona, Minnesota, a city with a population today of approximately 27,000. We began with a marketing strategy of supplying threaded fasteners to customers in small, medium-sized, and, in subsequent years, large cities. Over time, that mandate has expanded to a broader range of industrial and construction supplies that we break into twelve product lines (described later in this document). The large majority of our transactions are business-to-business, though we also have some 'walk-in' retail business. At the end of 2016, we had 2,503 store locations in 21 countries supported by 14 distribution centers in North America (eleven in the United States, two in Canada, and one in Mexico), and we employed 19,624 people. We believe our success can be attributed to our ability to offer our customers a full line of products and services from convenient locations, as well as to the high quality of our employees.
The following table shows our consolidated net sales for each fiscal year during the last ten years and the number of our store locations at the end of each of the last ten years:

	2016	2015	2014	2013	2012	2011	2010	2009	2008	2007
Net sales (in millions)	$3,962.0	3,869.2	3,733.5	3,326.1	3,133.6	2,766.9	2,269.5	1,930.3	2,340.4	2,061.8
Number of stores	2,503	2,622	2,637	2,687	2,652	2,585	2,490	2,369	2,311	2,160
The following table provides a summary of the store locations we operated at the end of each year, as well as the store openings, closings, and conversions during each year:

	North America					Outside North America
	United States	Canada	Mexico	Puerto Rico and Dominican Republic	Subtotal	Central & South America (1)	Asia (2)	Southeast Asia (3)	Europe (4)	Africa (5)	Total
Total as of December 31, 2014	2,336	202	44	8	2,590	9	10	7	20	1	2,637
Opened stores	32	4	3	—	39	1	1	—	—	—	41
Closed stores	(44)	(4)	—	—	(48)	(1)	(1)	—	—	—	(50)
Converted stores(6)	(4)	(2)	—	—	(6)	—	—	—	—	—	(6)
Total as of December 31, 2015	2,320	200	47	8	2,575	9	10	7	20	1	2,622
Opened stores	27	3	5	—	35	—	—	—	4	1	40
Closed stores	(140)	(3)	—	—	(143)	(1)	—	—	—	—	(144)
Converted stores(6)	(13)	(2)	—	—	(15)	—	—	—	—	—	(15)
Total as of December 31, 2016	2,194	198	52	8	2,452	8	10	7	24	2	2,503
(1) Panama, Brazil, Colombia, and Chile
(2) China and India
(3) Singapore, Malaysia, and Thailand
(4) The Netherlands, Hungary, United Kingdom, Germany, Czech Republic, Italy, Romania, Poland, and Sweden
(5) South Africa
(6) Converted stores are sites converted from stores to non-store selling locations, net of sites converted from non-store selling locations to stores.

Our stores represent the foundation of our service approach, putting us close to the customer and providing an efficient means of providing them with a broad range of products and services on a timely basis. We believe there are few companies that offer our store coverage on a national basis. We are constantly evaluating the efficacy of our store network. There are times when this leads us to open new locations. We select these new locations based on their proximity to our distribution network, population statistics, and employment data for manufacturing and non-residential construction. We stock all new stores with inventory drawn from all of our product lines, and over time, our district and store personnel may tailor the inventory offering to the needs of the local customer base. In both 2016 and 2015, we opened new stores at a rate of approximately 2%. Our store network evaluations also reveal locations that are candidates for closure, consolidation, or conversion, as was the case in 2016 and 2015. This resulted in a net decrease in store locations in each of the last two years.
We currently have several versions of selling locations. (1) A 'traditional store' services a wide variety of customers and stocks a wide selection of the products we offer. (2) An 'overseas store' focuses on manufacturing customers and our fastener product line and is the format we typically deploy outside the United States and Canada. (3) A 'strategic account store' is a unique location that sells to multiple large accounts in a market. (4) A 'strategic account site' is similar to a strategic account store, but typically operates out of an existing store rather than from a unique location. (5) An 'Onsite location' is a selling unit located in or near a customer's facility that sells product solely to that customer. Because traditional, overseas, and strategic account stores sell to multiple customers, they are included in our total store count. Neither strategic account sites nor Onsite locations are included in our total store count because strategic account sites operate from an existing store location and Onsite locations represent a customer subset of an existing store location.
We have long maintained that marketplace demographics could support a North American network of 3,500 stores. We continue to believe this, but since establishing this figure our strategy has changed. Store openings, at least in their historical sense (the 'traditional store'), are no longer our primary growth driver. At this point, the emergence of, and increased investment in, new growth drivers and business models make it unlikely that we will approach the total store potential of North America. These new growth drivers include industrial vending, Onsite locations, and end market growth investments (CSP 16, for example), as well as the investment in sales personnel (both store and non-store) to support them. These represent alternative means to address the requirements of certain customer groups. They also get us even closer to our customers than the traditional store, which has always been core to Fastenal’s strategy and an effective means of providing differentiated and 'sticky' service that is very difficult for large and small competitors to replicate. These growth drivers appear to have substantial market opportunities of their own. For instance, we believe the market could support approximately 1.7 million industrial vending machines. We have also identified over 15,000 customer locations with potential to implement the Onsite service model.  We remain committed to a large, robust store network; it remains the indispensable foundation of our business. Still, our store count peaked in 2013 and has declined in each of the three years since, and more often than not going forward, it will likely be difficult to know if our total store count will increase or decrease in any given year.  In contrast, we expect to grow our installed base of industrial vending machines and increase our Onsite locations meaningfully over time.
We plan to open additional selling locations outside of the United States in the future. The selling locations outside of the United States contributed approximately 12% of our consolidated net sales in 2016, with approximately 49% and 30% of this amount attributable to our Canadian and Mexican operations, respectively.
It has been our experience that our profitability is affected by the age of our store base. New stores tend to be less profitable due to start-up costs and the time necessary to generate a customer base. A new store generates most of its sales from direct sales calls, a slow process involving repeated contacts. As a result of this process, sales volume builds slowly and it typically requires at least ten to twelve months for a new store to achieve its first profitable month. To illustrate, of the 17 stores opened in the first quarter of 2016, nine were profitable in the fourth quarter of 2016. It has also been our experience that when these new stores mature and increase their sales base, their profitability similarly increases.

The data in the following table shows the change in the average sales of our stores from 2015 to 2016 based on the age of each store. The stores opened in 2016 contributed approximately $14,900 (or approximately 0.4%) of our consolidated net sales in 2016, with the remainder coming from stores opened prior to 2016 or from our non-store business. Included in the average monthly sales amounts are sales from our non-store selling locations, such as our Holo-Krome® business (included in the 2009 group, the year it was acquired) and our Onsite locations. Onsite locations are considered an extension of the store in which the customer relationship originated; therefore, we include the average sales of our Onsite locations in the year in which the 'home store' opened.

Age of Stores on December 31, 2016	Year Opened	Number of Stores in Group on December 31, 2016	Closed Stores(1)	Converted Stores(2)	Average Monthly Sales 2016		Average Monthly Sales 2015		Percent Change
0-1 year old	2016	41	0/0	1/0	$30	(3)	N/A		—
1-2 years old	2015	29	11/0	-1/0	105		25	(3)	320.0%
2-3 years old	2014	19	3/2	0/0	130		123		5.7%
3-4 years old	2013	43	4/3	-1/-2	134		111		20.7%
4-5 years old	2012	57	10/5	-3/0	117		114		2.6%
5-6 years old	2011	88	18/4	-3/0	114		117		-2.6%
6-7 years old	2010	101	7/7	0/-1	114		111		2.7%
7-8 years old	2009	54	3/4	0/-1	151		157		-3.8%
8-9 years old	2008	118	12/6	-2/-2	103		103		0.0%
9-10 years old	2007	129	12/3	0/0	115		113		1.8%
10-11 years old	2006	196	19/2	-2/0	116		117		-0.9%
11-12 years old	2005	195	7/3	0/0	103		101		2.0%
12-16 years old	2001-2004	581	22/5	-1/0	120		119		0.8%
16+ years old	1967-2000	852	16/6	-3/0	166		164		1.2%
(1) We closed 144 and 50 stores in 2016 and 2015, respectively. The number of closed stores is noted in the table above as 2016 number/2015 number.
(2) We converted 16 and six stores to non-store selling locations in 2016 and 2015, respectively, and converted one non-store selling location to a store in 2016. The number of net converted stores is noted in the table above as 2016 number/2015 number.
(3) The average monthly sales include sales from stores open for less than the full fiscal year.
We introduced our industrial vending offering in 2008. The initiative began to gain significant traction in 2011, and has since been an expanding component of our business. From the start, we believed vending could be transformative to industrial distribution because it provided our customers the benefits of reduced consumption, reduced purchase orders, reduced product handling, and 24-hour product availability. We also believed we had a ‘first mover’ advantage with the technology and a market advantage by virtue of our extensive store network. With approximately 62,800 units in the field at the end of 2016, vending is not a new initiative for us. However, we believe it has proven its effectiveness in strengthening our relationships with customers and helped to streamline the supply chain where it has been utilized. We also believe there remains considerable room between our current installed base and the potential installed base of the market. As a result, we anticipate continued growth in installed units over time.
We operate eleven regional distribution centers in the United States – Minnesota, Indiana, Ohio, Pennsylvania, Texas, Georgia, Washington, California, Utah, North Carolina, and Kansas, and three outside the United States – Ontario, Canada; Alberta, Canada; and Nuevo Leon, Mexico. These 14 distribution centers give us approximately 3.5 million square feet of distribution capacity. These distribution centers are located so as to permit deliveries of two to five times per week to our stores using our trucks and overnight delivery by surface common carrier. As the number of our selling locations increases, we intend to add new distribution centers. The distribution centers in Indiana and California also serve as a 'master' hub to support the needs of the stores in their geographic region as well as provide a broader selection of products for the stores serviced by the other distribution centers.
We currently operate our Minnesota, Indiana, Ohio, Pennsylvania, Texas, Georgia, California, North Carolina, and Ontario, Canada distribution centers with automated storage and retrieval systems or 'ASRS'. These nine distribution centers operate with greater speed and efficiency, and currently handle approximately 85% of our picking activity. The Indiana facility also contains our centralized replenishment facility for a portion of our industrial vending business. This operation is also highly automated. We intend to invest in this type of ASRS distribution infrastructure over the next several years at our Washington and Kansas distribution centers.

Our information systems department develops, implements, and maintains the computer based technology used to support business functions within Fastenal. Corporate, e-business, distribution center, and vending systems are primarily supported from central locations, while each selling location uses a locally installed Point-Of-Sale (POS) system. The systems consist of both customized, purchased, and licensed software. A dedicated Wide Area Network (WAN) is used to provide connectivity between systems and authorized users.
Trademarks and Service Marks
We conduct business under various trademarks and service marks, and we utilize a variety of designs and tag lines in connection with each of these marks, including First In Fasteners®. Although we do not believe our operations are substantially dependent upon any of our trademarks or service marks, we consider the 'Fastenal' name and our other trademarks and service marks to be valuable to our business.
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
Threaded fasteners accounted for approximately 90% of the fastener product line sales in 2016, 2015, and 2014 and approximately 33%, 34%, and 36% of our consolidated sales in 2016, 2015, and 2014, respectively.
Since 1993, we have added additional product lines.  These product lines are sold through the same distribution channel as the original fastener product line, and more recently portions of our non-fastener product lines are also sold through industrial vending machines. The most significant of these is our safety supplies product line, which accounted for approximately 15%, 14%, and 13% of our sales in 2016, 2015, and 2014, respectively.
Detailed information about our sales by product line is provided in Note 10 of the Notes to Consolidated Financial Statements included later in this Form 10-K. Each product line may contain multiple product categories.
During the last several years, we have added 'private label' brands (we often refer to these as 'Fastenal brands') to our offering. These private label brands represented approximately 12%, 12%, and 11% of our consolidated net sales in 2016, 2015, and 2014, respectively. Most of these private label products are in the non-fastener product lines.
We plan to continue to add other products in the future.
Inventory Control
Our inventory stocking levels are determined using our computer systems, our sales personnel at the store, district, and region levels, and our product managers. The data used for this determination is derived from sales activity from all of our selling locations, from individual selling locations, and from different geographic areas. It is also derived from vendor information and from customer demographic information. The computer system monitors the inventory level for all stock items and triggers replenishment, or prompts a buyer to purchase, as necessary, based on an established minimum-maximum level. All stores stock a base inventory and may expand beyond preset inventory levels as deemed appropriate by the district and store personnel. Non-store selling locations stock inventory based on customer-specific arrangements. Inventories in distribution centers are established from computerized data for the selling locations served by the respective distribution center. Inventory quantities are continuously re-balanced utilizing an automated transfer mechanism we call 'inventory re-distribution'.
Manufacturing and Support Services Operations
In 2016, approximately 96% of our consolidated net sales were attributable to products manufactured by other companies to industry standards or to customer specific requirements. The remaining 4% related to products manufactured, modified or repaired by our manufacturing businesses or our support services. The manufactured products consist primarily of non-standard sizes of threaded fasteners made to customers' specifications or standard sizes manufactured under our Holo-Krome® and Cardinal Fasteners® product lines. The services provided by the support services group include, but are not limited to, items such as tool repair, band saw blade welding, and light manufacturing. We engage in these activities primarily as a service to our customers and expect these activities in the future to continue to contribute in the range of 4% to 6% of our consolidated net sales.

Sources of Supply
We use a large number of suppliers for the standard stock items we distribute. Most items distributed by our network can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. No single supplier accounted for more than 5% of our inventory purchases in 2016.
Beyond inventory, we have some concentration of purchasing activity. For example, we utilize a limited number of suppliers for distribution equipment, two main suppliers for our vehicle fleet, and primarily one supplier for our industrial vending equipment. However, we believe there are viable alternatives to each of these, if necessary.
Geographic Information
Information regarding our revenues and long-lived assets by geographic location is set forth in Note 7 of the Notes to Consolidated Financial Statements included later in this Form 10-K. Our ability to procure products overseas at competitive prices, as well as net sales at our foreign locations, could be impacted by foreign currency fluctuations, changes in trade relations, or fluctuations in the relative strength of foreign economies.
Customers and Marketing
We believe our success can be attributed to our ability to offer customers a full line of quality products at convenient locations, and to the superior service orientation and expertise of our employees. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance, repair, and operations (MRO). The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, oil exploration, production, and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. During the fourth quarter of 2016, our total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 400,000, while our total 'core accounts' (defined as the average number of accounts each month with purchase activity of at least $250 per month) was approximately 106,000.
In 2016, no one customer accounted for more than 5% of our sales. We believe that our large number of customers, together with the varied markets that they represent, provide some protection to us from economic downturns that are not across multiple industries and geographic regions. However, slumps in one industry served by us can rapidly spread to other interrelated industries, which can mute the benefit of this protection. Examples include the collapse of oil and other commodity prices, which has had a detrimental impact not only on customers in the oil and gas, agriculture, and mining industries, but also other industries, such as heavy equipment manufacturers, servicing these customers. This impact is compounded if it is a global rather than a regional issue.
Direct marketing continues to be the backbone of our business through our local storefronts and selling personnel. We support our stores with multi-channel marketing including email and online marketing, print and radio advertising, catalogs, promotional flyers, events, and store signage. In recent years, our national advertising has been focused on NASCAR® sponsorships through our partnership with Roush Fenway Racing®. In 2016 and 2015, we presented the Fastenal® brand to millions of Sprint Cup fans as the primary sponsor of Ricky Stenhouse Jr.'s No. 17 car.
Seasonality
Seasonality has some impact on our sales. During the winter months, our sales to customers in the non-residential construction market typically slow due to inclement weather. Also, sales to our industrial production customers may decrease during the Fourth of July holiday period, the Thanksgiving holiday period (October in Canada and November in the United States), and the Christmas and New Year holiday period, due to plant shut downs.
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
Some competitors use vans to sell their products in markets away from their main warehouses, while others rely on mail order, websites, or telemarketing sales. We, however, believe the convenience provided to customers by operating selling locations (primarily stores) in small, medium, and large markets, each offering a wide variety of products, is a competitive selling advantage. The convenience of a large number of stores in a given area, taken together with our ability to provide frequent deliveries to such stores from centrally located distribution centers, facilitates the prompt and efficient distribution of products. We also believe our industrial vending, combined with our local storefront, provides a unique way to provide to our customers convenient access to products and cost saving solutions using a business model not easily replicated by our competitors. Having trained personnel at each store also enhances our ability to compete (see 'Employees' below).

Our Onsite service model provides us with a strategic advantage with our larger customers. Building on our core business strategy of the local store, the Onsite model provides value to our customers through customized service while giving us a competitive advantage through stronger relationships with those customers, all with a relatively low investment given the existing store and distribution structure.
Employees
We employ a total of 19,624 full and part-time employees, most of whom are employed at a store or an Onsite location. We characterize these personnel as follows:

	2016	2015
Store and Onsite	12,966	13,961
Non-store selling	1,575	1,566
Selling subtotal	14,541	15,527
Distribution	3,403	3,459
Manufacturing	594	662
Administrative	1,086	1,098
Non-selling subtotal	5,083	5,219
Total	19,624	20,746
We believe the quality of our employees is critical to our ability to compete successfully in the markets we currently serve and to our ability to open new stores in new markets. We foster the growth and education of skilled employees throughout the organization by operating training programs and by decentralizing decision-making. Wherever possible, our goal is to 'promote from within'. For example, most new store managers are promoted from an outside sales position and district managers (who supervise a number of stores) are usually former store managers.
The Fastenal School of Business (our internal corporate university program) develops and delivers a comprehensive array of industry and company-specific education and training programs that are offered to our employees. Our school of business provides core curricula focused on key competencies determined to be critical to the success of our employees' performance. In addition, we provide specialized educational tracks within various institutes of learning. These institutes of learning are advanced levels that provide specific concentrations of education and development and have been designed to focus on critical aspects of our business, such as leadership, effective store best practices, sales and marketing, product education, and distribution.
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
Our employees are not subject to any collective bargaining agreements and we have experienced no work stoppages. We believe our employee relations are good.
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
In addition to the other information in this Form 10-K, the following factors should be considered in evaluating our business. Our operating results depend upon many factors and are subject to various risks and uncertainties. The most significant risks and uncertainties known to us which may cause our operating results to vary from anticipated results or which may negatively affect our operating results and profitability are as follows:
Company Risks
Products that we sell may expose us to potential material liability for property damage, environmental damage, personal injury, or death linked to the use of those products by our customers. Some of our customers operate in challenging industries where there is a material risk of catastrophic events. We are actively seeking to expand our sales to certain categories of customers, some of whose businesses may entail heightened levels of such risk. If any of these events are linked to the use by our customers of any of our products, claims could be brought against us by those customers, by governmental authorities, and by third parties who are injured or damaged as a result of such events. In addition, our reputation could be adversely affected by negative publicity surrounding such events regardless of whether or not claims against us are successful. While we maintain insurance coverage to mitigate a portion of this risk and may have recourse against our suppliers for losses arising out of defects in products procured from them, we could experience significant losses as a result of claims made against us to the extent adequate insurance is not in place, the products are manufactured by us or legal recourse against our suppliers is otherwise not available, or our insurers or suppliers are unwilling or unable to satisfy their obligations to us.
We may be unable to meet our goals regarding the growth drivers of our business. Our sales growth is dependent primarily on our ability to attract new customers and increase our activity with existing customers. Historically, the most effective way to attract new customers has been opening new stores. In recent years, however, we have devoted increased resources to other growth drivers, including our industrial vending business (which is discussed in more detail below), our Onsite business, and our national accounts team. While we have taken steps to build momentum in the growth drivers of our business, we cannot assure you those steps will lead to additional sales growth. Failure to achieve any of our goals regarding industrial vending, Onsite locations, national accounts signings, our CSP 16 (Customer Service Project 2016) initiative, or other growth drivers could negatively impact our long-term sales growth.
Changes in customer or product mix, downward pressure on sales prices, and changes in volume of orders could cause our gross profit percentage to fluctuate or decline in the future. Changes in our customer or product mix could cause our gross profit percentage to fluctuate or decline. For example, the portion of our sales attributable to fasteners has been decreasing in recent years. That has adversely affected our gross profit percentage as our non-fastener products generally carry lower gross profit margins than our fastener products. Also, as noted below, our strategy of growing our pre-tax profit margin by increasing our average annual sales per store has contributed to a drop in our gross profit percentage due to resulting changes in our customer mix. If our customer or product mix continues to change, our gross profit percentage may decline further. Downward pressure on sales prices and changes in the volume of our orders could also cause our gross profit percentage to fluctuate or decline. We can experience downward pressure on sales prices as a result of deflation, pressure from customers to reduce costs, or increased competition. Reductions in our volume of purchases can adversely impact gross profit by reducing supplier volume allowances. During 2016 and 2015, our gross profit continued to be adversely impacted by changes in customer and product mix. The decrease in 2015 was amplified by a reduction in our customers' discretionary spending in the fourth quarter.
Our 'pathway-to-profit' strategy, the goal of which is to improve our pre-tax profit margins by growing the average annual sales of our stores, may prove unsuccessful on a long-term basis. In April 2007, we introduced our 'pathway-to-profit' strategy. That strategy involved slowing our annual new store openings and investing the funds saved by opening fewer stores in additional sales and sales leadership personnel. Under the 'pathway-to-profit' strategy, our goal is to increase our average annual sales per store, which would allow us to capture earnings leverage (by spreading operating and administrative expenses over higher sales) and grow our pre-tax profit margin. Our gross profit margin generally decreases as our average per store sales increase, as larger stores sell to larger customers whose more focused buying patterns merit more competitive pricing. However, our operating and administrative expenses, expressed as a percentage of net sales, typically improve as average per store sales grow. In most years the net effect is an increase in our pre-tax profit margin, as the relative improvement in operating and administrative expenses offsets the decrease in gross profit margin. A downturn in the economy or in the principle markets served by us or difficulty in attracting and retaining qualified sales and sales leadership personnel could adversely impact our ability to continue to grow our average per store sales. In addition, greater than expected decreases in our gross profit margin resulting from changes in customer mix or other factors noted above, or the failure to control operating and administrative expenses to the degree necessary to offset expected decreases in our gross profit margin, could adversely impact our pre-tax profit margin even as average per store sales increase.
Our competitive advantage in our industrial vending business could be eliminated and the loss of key suppliers of equipment and services for that business could be disruptive. We believe we have a competitive advantage in industrial vending due to our vending hardware and software, our local store presence (allowing us to service machines more rapidly), our 'vendible'

product depth, and in North America, our distribution strength. These advantages have developed over time; however, other competitors could respond to our expanding industrial vending business with highly competitive platforms of their own. Such competition could negatively impact our ability to expand our industrial vending business or negatively impact the economics of that business. In addition, we currently rely on a limited number of suppliers for the vending machines used in, and certain software and services needed to operate, our industrial vending business. While these machines, software, and services can be obtained from other sources, loss of our current suppliers or difficulties transitioning our industrial vending hosting services could be disruptive.
The ability to identify new products and product lines, and integrate them into our selling locations and distribution network, may impact our ability to compete and our sales and profit margins. Our success depends in part on our ability to develop product expertise at the store level and identify future products and product lines that complement existing products and product lines and that respond to our customers' needs. We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which we compete or trends in new products. In addition, our ability to integrate new products and product lines into our stores and distribution network could impact sales and profit margins.
Our ability to successfully attract and retain qualified personnel to staff our selling locations could impact labor costs, sales at existing selling locations, and the successful execution of our growth drivers. Our success depends in part on our ability to attract, motivate, and retain a sufficient number of qualified employees, including store managers, outside sales personnel, and other store associates, who understand and appreciate our culture and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the industry is high. If we are unable to hire and retain personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and product knowledge, our sales could be materially adversely affected. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may also delay the planned openings of new stores and planned expansion of our other selling channels.
Our inability to transition key executive officers may divert the attention of other members of our senior management from our existing operations. Our success depends on the efforts and abilities of our senior management and we have had some transition in our executive officers over the last few years. Difficulties in smoothly implementing that transition, or of recruiting suitable replacements in the event of unsuccessful transitions, could divert the attention of other members of our senior management team from our existing operations.
We may not be able to compete effectively against our competitors, which could cause us to lose market share or erode our operating income. The industrial, construction, and maintenance supply industry, although consolidating, still remains a large, fragmented industry that is highly competitive. Our current or future competitors may include companies with similar or greater market presence, name recognition, and financial, marketing, and other resources, and we believe they will continue to challenge us with their product selection, financial resources, and services. Increased competition from brick and mortar retailers in markets in which we have stores or from on-line retailers (particularly those major internet providers who can offer a wide range of products and rapid delivery), and the adoption by competitors of aggressive pricing strategies and sales methods, could cause us to lose market share or reduce our prices or increase our spending, thus eroding our operating income.
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
In the event of a cyber security incident, we could experience certain operational interruptions, incur substantial additional costs, become subject to legal or regulatory proceedings, or suffer damage to our reputation in the marketplace. The nature of our business requires us to receive, retain, and transmit certain personally identifying information that our customers provide to purchase products or services, register on our websites, or otherwise communicate and interact with us. While we have taken and continue to undertake significant steps to protect our customer and confidential information, a compromise of our data security systems or those of businesses we interact with could result in information related to our customers or business being obtained by unauthorized persons. We develop and update processes and maintain systems in an effort to try to prevent this from occurring, but the development and maintenance of these processes and systems are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Consequently, despite our efforts, the possibility of cyber security incidents cannot be eliminated entirely. While we also seek to obtain assurances that third parties we interact with will protect confidential information, there is a risk the confidentiality of data held or accessed by third parties may be compromised. If a compromise of our data security were to occur, it could interrupt our operations, subject us to additional legal, regulatory, and operating costs, and damage our reputation in the marketplace.
Our business is subject to a wide array of laws and regulations in every jurisdiction where we operate. Compliance with these laws and regulations increases the cost of doing business and failure to comply could result in the imposition of fines or penalties and the termination of contracts. We are subject to a variety of laws and regulations including without limitation; import and export requirements, anti-bribery and corruption laws, tax laws (including U.S. taxes on foreign subsidiaries), product compliance laws, environmental laws, foreign exchange controls and cash repatriation restrictions, advertising regulations, data privacy and cyber security requirements, regulations on suppliers regarding the sources of supplies or products, labor and employment laws, and anti-competition regulations. In addition, as a supplier to federal, state, and local government agencies, we must comply with certain laws and regulations relating specifically to the formation, administration, and performance of our governmental contracts. We are also subject to governmental audits and inquiries in the normal course of business. Ongoing audit activity and changes to the legal and regulatory environments could increase the cost of doing business, and such costs may increase in the future as a result of changes in these laws and regulations or in their interpretation. While we have implemented policies and procedures designed to facilitate compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations, or our policies. Any such violations could result in the imposition of fines and penalties, damage to our reputation, and, in the case of laws and regulations relating specifically to governmental contracts, the loss of those contracts.
We may not be successful in integrating acquisitions and achieving intended benefits and synergies. We have completed several acquisitions of businesses in recent years. We expect to continue to pursue strategic acquisitions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers. Acquisitions involve numerous risks and challenges, including, among others, a risk of potential loss of key employees of an acquired business, inability to achieve identified operating and financial synergies anticipated to result from an acquisition, diversion of our capital and our management's attention from other business issues, and risks related to the integration of the acquired business including unanticipated changes in our business, our industry, or general economic conditions that affect the assumptions underlying the acquisition. Any one or more of these factors could cause us to not realize the benefits anticipated to result from the acquisitions.
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
This risk was demonstrated in 2015 and 2016. We have significant exposure to companies involved in the manufacture of capital goods and heavy equipment. In 2015, our business was impacted by lower commodity prices, including oil, lower corporate capital spending, and a strong U.S. dollar. These variables resulted in our manufacturing customers making less money, and when that happens they tend to cut back on spending which yields a slowdown in our business to those customers. These same dynamics carried into 2016.
Products manufactured in foreign countries may cease to be available, which could adversely affect our inventory levels and operating results. We obtain certain of our products, and our suppliers obtain certain of their products, from China, Taiwan, South Korea, Mexico, and other foreign countries. Our suppliers could discontinue selling products manufactured in foreign countries at any time for reasons that may or may not be in our control or our suppliers' control, including foreign government regulations, domestic government regulations, political unrest, war, disruption or delays in shipments, changes in local economic conditions, or trade issues. Additionally, the shipment of goods from foreign countries could be delayed by container shipping companies encountering financial or other difficulties. Our operating results and inventory levels could suffer if we are unable to promptly replace a supplier or shipper who is unwilling or unable to satisfy our requirements with another supplier or shipper providing equally appealing products and services.
New trade policies could make sourcing product from overseas more difficult and/or more costly. We source a significant amount of the products we sell from outside of the United States, primarily Asia. This sourcing is both direct (through our wholly-owned, Asia-based subsidiary, FASTCO Trading Co., Ltd.) and indirect (from vendors that themselves procure product from international sources). Considerable political uncertainty has arisen in the United States that may result in changes in the trade policies that companies, such as Fastenal, have built their sourcing operations around. Should this occur, it may be difficult in light of: (1) the significant structural investments made over time, and (2) the absence of significant domestic fastener production for us to adjust our capabilities to the new policies in the short term, which could increase the difficulty and/or cost of sourcing foreign products. Such changes could adversely affect our ability to secure sufficient product to service our customers and/or adversely affect our cost of operating in a way that hurts our financial results.
Changes in energy costs and the cost of raw materials used in our products could impact our net sales, cost of sales, gross profit percentage, distribution expenses, and occupancy expenses, which may result in lower operating income. Costs of raw materials used in our products (e.g., steel) and energy costs have fluctuated during the last several years. Increases in these costs result in increased production costs for our suppliers. These suppliers typically look to pass their increased costs along to us through price increases. The fuel costs of our distribution and store operations have fluctuated as well. While we typically try to pass increased supplier prices and fuel costs through to our customers or to modify our activities to mitigate the impact, we may not be successful, particularly if supplier prices or fuel costs rise rapidly. Failure to fully pass any such increased prices and costs through to our customers or to modify our activities to mitigate the impact would have an adverse effect on our operating income. While increases in the cost of fuel or raw materials could be damaging to us, decreases in those costs, particularly if severe, could also adversely impact us by creating deflation in selling prices, which could cause our gross profit to deteriorate, or by negatively impacting customers in certain industries, which could cause our sales to those customers to decline.
The industrial, construction, and maintenance supply industry is consolidating, which could cause it to become more competitive and could negatively impact our market share, gross profit, and operating income. The industrial, construction, and maintenance supply industry in North America is consolidating. This consolidation is being driven by customer needs and supplier capabilities, which could cause the industry to become more competitive as greater economies of scale are achieved by suppliers, or as competitors with new business models are willing and able to operate with lower gross profit on select products. Customers are increasingly aware of the total costs of fulfillment and of the need to have consistent sources of supply at multiple locations. We believe these customer needs could result in fewer suppliers as the remaining suppliers become larger and capable of being a consistent source of supply.
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
Inclement weather and other disruptions to the transportation network could adversely impact our distribution system and demand for our products. Our ability to provide efficient distribution of core business products to our store network is an integral component of our overall business strategy. Disruptions at distribution centers or shipping ports may affect our ability to both maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations. In addition, severe weather conditions could adversely affect demand for our products in particularly hard hit regions.
Our current estimates of the market potential of our business strategies could be incorrect. Our strategies to grow our business include the opening of stores in new and existing markets and the expansion of our industrial vending business and Onsite locations. We currently estimate there is potential market opportunity in North America to support approximately 3,500 stores and that the potential market opportunity for industrial vending is approximately 1.7 million machines. We have also identified over 15,000 customer locations with the potential to implement our Onsite service model. These estimates are based on our business model today, and the introduction or expansion of other business strategies, such as on-line retailing, could cause them to change. In addition, the market potential of a particular business strategy may vary from expectations because of a change in the marketplace (such as changes in customer concentration or needs), a change in the nature of that business strategy, or weaker than anticipated acceptance by customers of that business strategy. We cannot guarantee that our market potential estimates are accurate or that we will decide to open stores or expand our industrial vending or Onsite service models to reach the full market opportunity. In particular, while we estimate we have the potential in North America for approximately

1,000 more stores than we have today, we have slowed our store openings in recent years and have focused instead on other growth drivers of our business.
We are exposed to foreign currency exchange rate risk, and changes in foreign exchange rates could increase our costs to procure products and impact our foreign sales. Because the functional currency related to most of our foreign operations is the applicable local currency, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. Fluctuations in the relative strength of foreign economies and their related currencies could adversely impact our ability to procure products overseas at competitive prices and our foreign sales. Historically, our primary exchange rate exposure has been with the Canadian dollar.
Tight credit markets could impact our ability to obtain financing on reasonable terms or increase the cost of existing or future financing. As of December 31, 2016, we had $390 million of outstanding debt obligations, including loans outstanding under our revolving credit facility (the 'Credit Facility') of $305 million and senior unsecured promissory notes issued under our master note agreement (the 'Master Note Agreement') in the aggregate principal amount of $75 million. Loans under the Credit Facility bear interest at a rate per annum based on the London Interbank Offered Rate ('LIBOR') and mature on March 1, 2018. The notes issued under our Master Note Agreement consist of two series. The first is in an aggregate principal amount of $40 million, bears interest at a fixed rate of 2.00% per annum, and is due and payable on July 20, 2021. The second is in an aggregate principal amount of $35 million, bears interest at a fixed rate of 2.45% per annum, and is due and payable on July 20, 2022. Our aggregate borrowing capacity under the Credit Facility is $700 million. Our aggregate borrowing capacity under the Master Note Agreement is $200 million; however none of the institutional investors party to that agreement are committed to purchase notes thereunder.
During periods of volatility and disruption in the United States credit markets, financing may become more costly and more difficult to obtain. Although the credit market turmoil of 2008 and 2009 did not have a significant adverse impact on our liquidity or borrowing costs given our low level of indebtedness at that time, the availability of funds tightened and credit spreads on corporate debt increased. Our indebtedness has increased significantly since 2009 and we have the capacity under our Credit Facility and Master Note Agreement to substantially increase borrowings in the future. If credit market volatility were to return, the cost of servicing our existing debt could increase due to the LIBOR-based interest rate provided for under our Credit Facility. In addition, borrowing additional amounts to finance stock purchases, dividends, capital expenditures, and other liquidity needs or to refinance our existing indebtedness could be difficult and the cost of doing so could be high.
For more information relating to borrowing and interest rates, see the following sections below: Cash Flow Impact Items – Liquidity and Capital Resources – Debt under the heading 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations', 'Item 7A. Quantitative and Qualitative Disclosures about Market Risks', and Note 9 of the Notes to Consolidated Financial Statements.
Investment Risk
We cannot provide any guaranty of future dividend payments or that we will continue to purchase shares of our common stock pursuant to our stock purchase program. Although our board of directors has historically authorized the payment of quarterly cash dividends on our common stock and indicated an intention to do so in the future, there are no assurances that we will continue to pay dividends in the future or continue to increase dividends at historic rates. In addition, although our board of directors has authorized share purchase programs and we purchased shares in 2016, 2015, and prior years through these programs, we may discontinue doing so at any time. Any decision to continue to pay quarterly dividends on our common stock, to increase those dividends, or to purchase our common stock in the future will be based upon our financial condition and results of operations, the price of our common stock, credit conditions, and such other factors as are deemed relevant by our board of directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Note – Information in this section is as of December 31, 2016, unless otherwise noted.
We own the following facilities in Winona, Minnesota:

Purpose	Tote Locations (ASRS)(1)	Approximate Square Feet
Distribution center and home office	246,000	259,000
Manufacturing facility		100,000
Computer support center		13,000
Winona store		15,000
Winona product support facility		55,000
Rack and shelving storage		42,000
Multi-building complex which houses certain operations of the distribution group, the support services group, and the home office support group		30,000
Supplemental warehouse, office, and potential store space, which is subject to a pre-existing retail lease		100,000
(1) Total number of tote locations for small parts storage included in facilities with an ASRS.
We own the following facilities, excluding selling locations, outside of Winona, Minnesota:

Purpose	Location	Tote Locations (ASRS)(1)		Approximate Square Feet
Distribution center	Indianapolis, Indiana	561,000	(2)	1,039,000
Manufacturing facility	Indianapolis, Indiana			220,000
Distribution center	Atlanta, Georgia	77,000		198,000
Distribution center	Dallas, Texas	41,000	(3)	176,000
Distribution center	Scranton, Pennsylvania	104,000		189,000
Distribution center	Akron, Ohio	103,000		182,000
Distribution center	Kansas City, Kansas			300,000
Distribution center	Kitchener, Ontario, Canada	128,000		142,000
Distribution center	High Point, North Carolina	132,000		301,000
Distribution center and manufacturing facility	Modesto, California	69,000		328,000
Manufacturing facility	Rockford, Illinois			100,000
Local re-distribution center and manufacturing facility	Johor, Malaysia			27,000
Manufacturing facility	Wallingford, Connecticut			187,000
(1) Total number of tote locations for small parts storage included in facilities with an ASRS.
(2) This property contains an ASRS with capacity of 52,000 pallet locations, in addition to the 561,000 tote locations for small parts noted above; 105,000 of these small part tote locations are located in the industrial vending automated replenishment facility ('T-Hub'), which is also located on this property.
(3) This facility contains an ASRS with capacity of 14,000 pallet locations, in addition to the 41,000 tote locations for small parts noted above.
In addition, we own 179 buildings that house our store locations in various cities throughout North America.

All other buildings we occupy are leased. Leased stores range from approximately 3,000 to 10,000 square feet, with lease terms of up to 60 months (most initial lease terms are for 36 to 48 months). In addition to our leased store locations, we also lease the following facilities:

Purpose	Location	Approximate Square Feet	Lease Expiration Date	Remaining Lease Renewal Options
Distribution center	Seattle, Washington	100,000	April 2017	Two
Distribution center	Salt Lake City, Utah	74,000	July 2017	One
Distribution center and packaging facility	Salt Lake City, Utah	26,000	July 2017	One
Distribution center	Apodaca, Nuevo Leon, Mexico	46,000	March 2020	Three
Distribution center and manufacturing facility	Edmonton, Alberta, Canada	45,000	July 2020	None
Manufacturing facility	Houston, Texas	21,000	July 2019	None
Local re-distribution center and manufacturing facility	Modrice, Czech Republic	15,000	April 2022	None
If economic conditions are suitable in the future, we will consider purchasing store locations to house our older stores. It is anticipated the majority of new store locations will continue to be leased. It is our policy to negotiate relatively short lease terms to facilitate relocation of particular store operations, when desirable. Our experience has been that there is sufficient space suitable for our needs and available for leasing.

ITEM 3.	LEGAL PROCEEDINGS
A description of our legal proceedings, if any, is contained in Note 9 of the Notes to Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Data
Dollar amounts in this section are stated in whole numbers.
Our shares are traded on The NASDAQ Stock Market under the symbol 'FAST'. As of January 20, 2017, there were approximately 1,100 record holders of our common stock, which includes nominees or broker dealers holding stock on behalf of an estimated 205,000 beneficial owners.
The following table sets forth, by quarter, the high and low closing sale price(1) of our shares on The NASDAQ Stock Market for 2016 and 2015.

2016	High	Low	2015	High	Low
First quarter	$49.87	$36.53	First quarter	$47.40	$39.82
Second quarter	48.93	42.70	Second quarter	43.41	40.01
Third quarter	45.36	39.92	Third quarter	42.82	36.13
Fourth quarter	49.17	38.16	Fourth quarter	41.64	35.50
(1) The closing sale price was obtained from Shareholder.com, a division of Nasdaq OMX.
The following table sets forth our dividend payout (on a per share basis) in each of the last two years:

	2016	2015
First quarter	$0.30	$0.28
Second quarter	0.30	0.28
Third quarter	0.30	0.28
Fourth quarter	0.30	0.28
Total	$1.20	$1.12
On January 17, 2017, we announced a quarterly dividend of $0.32 per share to be paid on February 28, 2017 to shareholders of record at the close of business on February 1, 2017. Our board of directors intends to continue paying quarterly dividends, provided that any future determination as to payment of dividends will depend upon the financial condition and results of operations of the Company and such other factors as are deemed relevant by the board of directors.
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during each of the last three months of 2016:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2016	0	$0.00	0	1,300,000
November 1-30, 2016	0	$0.00	0	1,300,000
December 1-31, 2016	0	$0.00	0	1,300,000
Total	0	$0.00	0	1,300,000
(1) On May 1, 2015, our board of directors authorized the purchase by us of 4,000,000 shares of our common stock. As of December 31, 2016, we had remaining authority to purchase 1,300,000 shares under this authorization.
Purchases of shares of our common stock throughout 2016 are described later in this Form 10-K under the heading 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations'.

Fastenal Company Common Stock Comparative Performance Graph
Set forth below is a graph comparing, for the five years ended December 31, 2016, the yearly cumulative total shareholder return on our common stock with the yearly cumulative total shareholder return of the S&P 500 Index and the Dow Jones US Industrial Suppliers Index.
The comparison of total shareholder returns in the performance graph assumes that $100 was invested on December 31, 2011 in Fastenal Company, the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index, and that dividends were reinvested when and as paid.
Comparison of Five-Year Cumulative Total Return Among Fastenal Company, the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index

	2011	2012	2013	2014	2015	2016
Fastenal Company	$100.00	110.07	113.98	116.67	102.88	121.93
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18
Dow Jones US Industrial Suppliers Index	100.00	109.05	126.24	126.17	102.85	126.35
Note - The graph and index table above were obtained from Zachs SEC Compliance Services Group.

ITEM 6.	SELECTED FINANCIAL DATA
Incorporated herein by reference is Ten-Year Selected Financial Data on pages 4 and 5 of Fastenal's 2016 Annual Report to Shareholders of which this Form 10-K forms a part, a portion of which is filed as Exhibit 13 to this annual report on
Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements. (Dollar amounts are in thousands except for per share amounts and where otherwise noted.)
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
BUSINESS DISCUSSION
We are a growth-centric organization focused on identifying 'drivers' that will allow us to get closer to our customers and gain market share in what we believe remains a fragmented industrial distribution market. Our current growth drivers will be discussed throughout this report. Our growth drivers have evolved, and can be expected to continue to evolve, over time. However, what has always been true, and what we expect to remain true, is the key to the success of any of our growth drivers is our employees and the services they provide to our customers in the field.
The table below summarizes our store employee count and our total employee count at the end of the periods presented. Later in this document we discuss the average full-time equivalent ('FTE') headcount to help explain the expense trends in more detail. The final three items below summarize our investments in industrial vending machines, Onsite locations, and store locations.

	Q4 2015	Q4 2016		Twelve-month % Change
End of period total store employee count	13,961	12,966		-7.1%
Change in total store employee count		(995)
End of period total employee count	20,746	19,624		-5.4%
Change in total employee count		(1,122)
Industrial vending machines (installed device count)	55,510	62,822	(1)	13.2%
Number of active Onsite locations	264	401		51.9%
Number of store locations	2,622	2,503		-4.5%
(1) In February 2016, we signed an agreement to lease a significant number of industrial vending lockers to one of our customers. As of December 31, 2016, we have deployed approximately 15,000 devices under this agreement. These devices do not generate product revenue and are excluded from the count noted above.
Several items worth noting with respect to our results:
(1) During the last twelve months, we have reduced our headcount by 995 people in our stores and 1,122 people in total. These reductions can be primarily attributed to natural attrition rather than an active headcount reduction program. We continue to add headcount where necessary to support our growth initiatives, notably our Onsite business (defined as dedicated sales and service provided from within the customer's facility). However, the continued softness of the North American industrial economy has caused us to more intensively scrutinize our full- and part-time staffing levels outside of these initiatives. Indeed, after increasing our total headcount every quarter during 2015, it has declined during every quarter of 2016. Our current staffing levels approximate those at the end of 2014.
(2) We opened 40 and 41 stores in 2016 and 2015, respectively. Our store network forms the foundation of our business strategy, and we will continue to open stores in 2017 as is deemed necessary to sustain and improve our network and support our growth drivers.
(3) We closed or consolidated 144 stores in 2016; about 90% of these stores were in close proximity to another Fastenal store, and about 85% had leases expiring within 18 months. We closed or consolidated 50 stores in 2015; about 80% of these stores were in close proximity to another Fastenal store, and about 90% had leases expiring within 18 months. The store closings did not have a meaningful impact on sales in either period. We intend to continue evaluating markets for closures and consolidations in 2017 as part of our ongoing efforts to optimize our store network.

(4) We continue to see a very strong pace of national account signings (defined as new customer accounts with a multi-site contract). In 2016 and 2015, we signed 190 and 167 new contracts, respectively. Beyond signings (or growth activities), we look at the health of our large customer market, and by extension our overall market, by watching the trends of our top 100 customers (which represented approximately 26% of our sales in 2016). For several years beginning in 2011, the typical ratio of growth versus contraction in the sales of our top 100 customers was 3:1 (75 grew and 25 contracted). That performance has weakened in recent periods, more typically approximating 1:1 since the fourth quarter of 2015, including the fourth quarter of 2016 when 51 customers grew (33 with growth of 10% or more) and 49 customers contracted (31 with contraction of 10% or more).
(5) We have continued to expand our Onsite business. Our goal was to sign 200 Onsite customer locations in 2016, and we signed 176; 130 were operational as of December 31, 2016. All of the 80 Onsite customer locations we signed in 2015 were operational by the end of the second quarter of 2016.
(6) We have converted most of our United States stores, approximately 2,000, to the CSP 16 (Customer Service Project 2016) format as of December 31, 2016. This merchandising footprint involves expanded inventory placement at our store locations to enhance same-day capabilities. At the end of the fourth quarter of 2016, our inventory of CSP 16 items at our stores was $42 million higher than the level at the end of the fourth quarter of 2015 (including inventory at our distribution centers, this value was $46 million higher). From the end of the third quarter of 2015, before we began this initiative, to the end of the fourth quarter of 2016, our inventory of CSP 16 items at our stores increased by $50 million (or $54 million when including inventory at our distribution centers).
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
The most important thing to note before you read this is to remember Fastenal is several businesses within itself; a fastener distributor (35% to 40% of our business) and a non-fastener distributor (60% to 65% of our business). Within the non-fastener component, approximately 25% is distributed through a vending machine.
FASTENER SALES
First and foremost, we are a fastener distributor. We have been in this business for almost 50 years. We are good at it. We have strong capabilities at sourcing and procurement, at quality control, at logistics, and at local customer service. Each of these capabilities is focused on the customer at the end of the supply chain. This business is split about 60% production/construction needs and about 40% maintenance needs. The former is a great business, but it can be cyclical because about 75% of our manufacturing customer base is engaged in some type of heavy manufacturing. The sale of production fasteners is also a sticky business in the short-term as it is expensive and time consuming for our customers to change their supplier relationships. While our customers value the capabilities we bring to the table, in the last two years this group of customers has seen its growth prospects weaken. In fact, the daily sales growth of the fastener product line peaked at over 10% in the second half of 2014. The rate of growth decelerated in the first quarter of 2015, began contracting in the third quarter of 2015, and continued to experience contraction throughout 2016, including contraction of 2.4% in the fourth quarter.
NON-FASTENER SALES
Second, we have a non-fastener maintenance and supply business. We have actively pursued this business in the last 20 to 25 years. The capabilities we developed as a fastener distributor, described above, provide a backbone to growing this ‘newer’ business. This backbone has been enhanced in recent years with our added capabilities in industrial vending, where we believe we have a structural advantage given our local customer service. There is more to industrial vending than the device or the financial resources to deploy; we believe the ability to replenish with a local team from an integrated supply chain network (i.e., the 'Team behind the Machine') is critical to the long-term success of this channel. Because of these capabilities, the non-fastener business remains more resilient. However, similar to our fastener business, growth in our non-fastener business has generally weakened in the last two years. In fact, the daily sales growth of the non-fastener product line peaked at over 17% in the second half of 2014 before beginning to decelerate in the first quarter of 2015. Daily sales of non-fasteners did not contract as fasteners did, but did slow to a growth rate of just 1.2% in the fourth quarter of 2015. Daily sales of non-fasteners rebounded in 2016, growing about 5% in each of the first three quarters of the year, with 5.9% growth in the fourth quarter of 2016.
One particular non-fastener product line, safety supplies, has benefited significantly from our initiatives with industrial vending. We introduced the safety supplies product line in 1999 and, at 15.3% of total sales in the fourth quarter of 2016, it represents our second largest product line after fasteners. Daily sales of our safety supplies product line experienced growth of about 27% in the last six months of 2014, declined to about 6% growth in the fourth quarter of 2015 and improved to 9.3% annual growth in 2016.
Please read through the detailed Sales and Sales Trends section later in this document for additional insight.
Our gross profit decreased from 49.9% in the fourth quarter of 2015, and increased from 49.3% in the third quarter of 2016, to 49.8% in the fourth quarter of 2016. The relationship between sales and gross profit depends on our success within our large account business (an area that is still under-represented in our customer mix). Larger customers produce a below-company average gross profit; however, they generally leverage our existing network of capabilities which typically allows us to enjoy strong incremental operating income growth. This customer mix change (large versus small), as well as our product mix change (from fasteners to non-fasteners), over time places sustained pressure on our gross profit. We continued to face these headwinds throughout 2016 as the daily sales to our national accounts customers and of our non-fastener products grew approximately two percentage points and three percentage points faster, respectively, than total company sales growth. Against this backdrop, we believe we did well to hold the gross profit in the fourth quarter of 2016 relatively stable versus the fourth quarter of 2015. The meaningful sequential increase in our gross profit in the fourth quarter of 2016 relative to the third quarter of 2016 is not attributable to any single item. Rather, it reflects modest positive contributions from a handful of sources, including favorable product mix, lower freight costs, increased sales of Fastenal brands (private label), and the absence of certain costs related to growth initiatives (e.g., costs related to setting up CSP 16) in previous quarters.
Our operating income decreased from 19.4% in the fourth quarter of 2015 and from 20.0% in the third quarter of 2016, to 19.3% in the fourth quarter of 2016. For the year, our operating and administrative expenses in 2016 have increased primarily as a result of the following: (1) an increase in industrial vending equipment, (2) an increase in average FTE headcount, (3) an increase in health care costs, (4) an increase in information systems costs, and (5) an increase in the number of vehicles for sales personnel.  These increases were partially offset by a contraction in our performance bonuses and commissions, in our profit sharing contribution, and in fuel expense. Our fourth quarter 2016 operating income was relatively stable with the fourth quarter 2015 level as an increase in occupancy expenses as a percentage of sales (expansion of our vending devices) was mostly offset by a decline in payroll expenses as a percentage of sales (reduced headcount). The sequential decline in our operating income in the fourth quarter of 2016 relative to the third quarter of 2016 is consistent with historical norms and related to the lower sales volume that is typical of the period.
Using a quarterly average, the FTE headcount grew as follows for the periods ended December 31 (compared to the same period in the preceding year):

	Twelve-month period		Three-month period
	2016	2015	2016	2015
Store based average FTE headcount	3.4%	5.4%	-3.7%	10.2%
Total average FTE headcount	4.6%	5.3%	-1.8%	9.0%
Note – Full-time equivalent is based on 40 hours per week.
Our signings and installed device count of vending machines were as follows for each period:

		Q1	Q2	Q3	Q4	Annual
Device count signed during the period	2016	4,647	4,869	4,783	3,760	18,059
	2015	3,962	5,144	4,689	4,016	17,811

Device count installed at the end of the period	2016	56,889	58,346	60,400	62,822
	2015	48,545	50,620	53,547	55,510
In 2016 we executed a strategy of optimizing our vending machines, evaluating our devices for utilization, throughput, and product mix. By improving the efficiency of our installed base, we were able to remove about 9,300 units from service, which has the effect of artificially depressing our net installs in 2016 (a similar, less formal, effort existed in 2015, resulting in the removal of about 7,700 units). These removed units form a pool of ready-to-deploy machines that should reduce the capital necessary in the short term to continue growing our industrial vending device count. While this discrete initiative is substantially complete, efforts to incrementally optimize our growing installed base will be continuous.

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
Our motto is Growth through Customer Service®. This is important given the points noted above. We believe in efficient markets – to us, this means we can grow our market share if we provide the greatest value to our customers. We believe our ability to grow is amplified if we can service our customers at the closest economic point of contact. For us, this 'closest economic point of contact' is the local store or the customer's facility; therefore, our focus centers on understanding our customers' day, their opportunities, and their obstacles.
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
SALES GROWTH
Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
Net sales and daily sales were as follows:

	2016	2015	2014
Net sales	$3,962,036	3,869,187	3,733,507
Percentage change	2.4%	3.6%	12.2%
Business days	255	254	253
Daily sales	$15,537	15,233	14,757
Percentage change	2.0%	3.2%	12.7%
Impact of currency fluctuations (primarily Canada)	-0.4%	-1.2%	-0.5%
Impact of acquisitions	0.6%	0.2%	0.2%
The increase in net sales in 2016, 2015, and 2014 came primarily from higher unit sales. The higher unit sales resulted primarily from increases in sales at existing store locations and to a lesser degree the opening of new store locations in the last several years. The growth in net sales at the older store locations was due to the growth drivers of our business (discussed throughout this document). Net sales were also impacted by slight inflationary price changes in our non-fastener products and some price deflation in our fastener products, with the net impact being a slight drag on growth. Our growth in net sales was not meaningfully impacted by the introduction of new products or services, with one exception. Over the last several years, our industrial vending initiative has stimulated faster growth with a subset of our customers. The rates of growth in net sales in 2016 and 2015 were hindered by weakness in the industrial production and non-residential construction industries served by us. The added growth in 2014 was largely related to two things – the expansion, which began in the latter half of 2013, in the number of our store employees and the number of district and regional leaders supporting our stores, all in an effort to generate more selling energy within our stores, and a stabilization in our OEM fastener business.

The impact of the economy is best reflected in the growth performance of our stores opened greater than ten years ago (store sites opened as follows: 2016 group – opened 2006 and earlier, 2015 group – opened 2005 and earlier, and 2014 group – opened 2004 and earlier) and opened greater than five years ago (store sites opened as follows: 2016 group – opened 2011 and earlier, 2015 group – opened 2010 and earlier, and 2014 group – opened 2009 and earlier). These two groups of stores are more cyclical due to the increased market share they enjoy in their local markets. The stores opened greater than two years ago represent a consistent 'same store' view of our business (store sites opened as follows: 2016 group – opened 2014 and earlier, 2015 group – opened 2013 and earlier, and 2014 group – opened 2012 and earlier). The daily sales change for each of these groups was as follows:

Store Age	2016	2015	2014
Opened greater than 10 years	0.5%	2.7%	10.5%
Opened greater than 5 years	0.6%	2.5%	10.9%
Opened greater than 2 years	0.9%	2.5%	11.5%
Note: The age groups above are measured as of the last day of each respective year.
Stores opened in 2016 contributed approximately $14,900 (or 0.4%) to 2016 net sales. Stores opened in 2015 contributed approximately $36,619 (or 0.9%) to 2016 net sales and approximately $8,745 (or 0.2%) to 2015 net sales. The rate of sales growth at store locations generally levels off after they have been open for five years, and the sales generated at our older store locations typically vary more with the economy than do the sales growth rates of younger stores.
SALES BY PRODUCT LINE
The approximate mix of sales from the fastener product line and from the other product lines was as follows:

	2016	2015	2014
Fastener product line	37%	38%	40%
Other product lines	63%	62%	60%
The decrease in our fastener sales as a percentage of total sales arises from two factors. First, we believe non-fastener products represent a larger market opportunity than fasteners, and that we are relatively under-represented in this market. Over time, this has led to faster growth in the non-fastener product lines, a trend amplified by the growth of our industrial vending program through which we sell primarily non-fastener products. We believe this factor will continue to promote a lower mix of fasteners in our total sales over time. Second, a weak industrial production environment, such as was experienced in 2015 and 2016, has a disproportionately negative effect on fastener sales relative to non-fastener sales (which relates more to plant operations than production). This weakness is more cyclical than secular, and it is possible that a better economic environment could at least partially mitigate the first factor discussed.
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
Monthly Sales Changes:
All company sales – During the months noted below, all of our selling locations, when combined, had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2016	3.3%	2.6%	0.0%	3.8%	1.1%	0.0%	2.1%	0.3%	2.8%	3.9%	1.2%	3.2%
2015	12.0%	8.6%	5.6%	6.1%	5.3%	3.7%	3.2%	1.6%	-0.3%	-0.8%	-1.1%	-3.8%
2014	6.7%	7.7%	11.6%	10.0%	13.5%	12.7%	14.7%	15.0%	12.9%	14.6%	15.3%	17.4%

Stores opened greater than two years – Our stores opened greater than two years (store sites opened as follows: 2016 group – opened 2014 and earlier, 2015 group – opened 2013 and earlier, and 2014 group – opened 2012 and earlier) represent a consistent 'same-store' view of our business. During the months noted below, the stores opened greater than two years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2016	2.2%	1.4%	-1.4%	2.5%	-0.2%	-1.2%	0.9%	-0.7%	1.6%	2.7%	0.7%	2.9%
2015	11.2%	7.8%	4.8%	5.4%	4.6%	3.2%	2.6%	1.0%	-0.9%	-1.1%	-2.1%	-5.0%
2014	5.5%	6.5%	10.2%	8.4%	12.1%	11.4%	13.4%	14.0%	11.8%	13.5%	14.0%	16.5%
Stores opened greater than five years – The impact of the economy, over time, is best reflected in the growth performance of our stores opened greater than five years (store sites opened as follows: 2016 group – opened 2011 and earlier, 2015 group – opened 2010 and earlier, and 2014 group – opened 2009 and earlier). This group, which represented about 90% of our total sales in 2016, is more cyclical due to the increased market share they enjoy in their local markets. During the months noted below, the stores opened greater than five years had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2016	1.7%	1.3%	-1.7%	2.1%	-0.4%	-1.8%	0.5%	-0.7%	1.1%	2.1%	0.3%	2.7%
2015	10.8%	7.2%	4.8%	5.6%	4.6%	3.1%	3.1%	1.3%	-1.1%	-1.0%	-1.8%	-5.3%
2014	4.6%	5.4%	9.5%	7.7%	11.5%	10.8%	12.9%	13.4%	11.7%	13.3%	13.6%	16.2%
Summarizing comments – There are three distinct influences to our growth: (1) execution, (2) currency fluctuations, and
(3) economic fluctuations. This discussion centers on (2) and (3).
The change in currencies in foreign countries relative to the United States dollar impacted our net sales growth over the last several years. During 2016, it lowered our net sales growth by 0.4%. During the years 2015 and 2014, it lowered our net sales growth by 1.2% and 0.5% respectively.
In the first quarter of 2014, our sales growth was hampered by a weak economy, foreign exchange rate fluctuations (primarily related to the Canadian dollar), and a severe winter in North America that impacted our customers and our trucking network. This was partly offset by favorable holiday timing in March. The headwinds from the economy and foreign exchange rates persisted in the second quarter of 2014 and the favorable holiday timing in March reversed in April, but the weather effects faded. By May and June results were significantly less 'noisy' and sales to customers engaged in heavy machinery manufacturing, which represents approximately one-fifth of our business, improved.
During 2015, our business weakened. This initially involved customers tied to the oil and gas sector, but grew during the course of the year to include customers across additional industries and in geographic areas not typically associated with the oil and gas sector. November and especially December experienced a greater frequency and duration of customer plant shutdowns than is typical of these holiday-affected periods.
During 2016, business activity remained generally weak, but stable, throughout the year. In the first quarter of 2016, we returned to growth with a 3.5% increase in net sales over the first quarter of 2015 as the impact of seasonal plant shutdowns in the fourth quarter of 2015 subsided. The period did include some 'noise' related to changing business day counts. For instance there was an extra day in February and March which tends to 'understate' the daily sales growth percentage, and one fewer day in January which tends to 'overstate' the daily sales growth percentage. There was also one extra business day in the period and the Easter holiday shifted into March.  Overall, during the first quarter of 2016, daily sales grew 1.9%. There was 'noise' throughout the second quarter of 2016 as well (one more day in May, one fewer day and the absence of Easter in April), but daily sales growth nonetheless came in at 1.6%. Business conditions looked similar in the third quarter of 2016, with daily sales growth of 1.8%. The fourth quarter of 2016 did show some improvement with daily sales growth of 2.7%, though this more likely reflected an easier comparison than substantive improvement in overall demand. For most of the year, we saw relative weakness from non-residential construction and heavy manufacturing customers and in demand for our fastener products, speaking to the sustained softness in heavy and general industrial markets. Business with our largest customers was also relatively weak, with sales to our top 100 customers rising modestly in the first half of 2016 and falling modestly in the second half of 2016. While these weaknesses were representative of conditions in the United States and Canada, total sales outside of these geographic areas were relatively strong and improved over the course of 2016.

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
History has identified these landings in our business cycle. They generally relate to months with impaired business days (certain holidays). The first landing centers on Easter, which alternates between March and April (Easter occurred in March 2016, in April 2015, and in April 2014), the second landing centers on July 4th, and the third landing centers on the approach of winter with its seasonal impact on primarily our construction business and with the Christmas/New Year holidays. The holidays we noted impact the trends because they either move from month-to-month or because they move around during the week (the July 4th and Christmas/New Year holiday impacts are examples of the latter).
The tables below show the pattern to the sequential change in our daily sales. The line in the first table labeled 'Benchmark' is an historical average of our sequential daily sales change for the period 1998 to 2013, excluding 2008 and 2009. We believe this time frame serves to show the historical pattern and could serve as a benchmark for current performance. We excluded the 2008 to 2009 time frame because it contains an extreme economic event and we don't believe it is representative. The '2016', '2015', and '2014' lines represent our actual sequential daily sales changes. The '16Delta', '15Delta', and '14Delta' lines indicate the difference between the 'Benchmark' and the actual results in the respective year.

	Jan.(1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Cumulative Change from Jan. to Oct.
Benchmark	0.8%	2.2%	3.8%	0.4%	3.1%	2.7%	-2.1%	2.5%	3.7%	-1.2%	15.9%
2016	0.4%	-0.8%	1.5%	1.7%	0.6%	-0.2%	-2.3%	2.4%	1.5%	-0.9%	3.6%
16Delta	-0.4%	-3.0%	-2.3%	1.3%	-2.5%	-2.9%	-0.2%	-0.1%	-2.2%	0.3%	-12.3%
2015	-3.6%	-0.1%	4.2%	-2.1%	3.4%	0.9%	-4.3%	4.1%	-0.9%	-2.0%	2.9%
15Delta	-4.4%	-2.3%	0.4%	-2.5%	0.3%	-1.8%	-2.2%	1.6%	-4.6%	-0.8%	-13.0%
2014	-1.4%	3.0%	7.1%	-2.6%	4.2%	2.5%	-3.8%	5.8%	1.0%	-1.5%	16.2%
14Delta	-2.2%	0.8%	3.3%	-3.0%	1.1%	-0.2%	-1.7%	3.3%	-2.7%	-0.3%	0.3%
In 2017, we will begin to utilize a more recent time frame (a trailing five year average) as our 'New Benchmark'. Our business has changed meaningfully over time, and we believe a benchmark that places greater emphasis on more recent patterns is likely to better reflect potential conditions in the future. For the sake of comparison, we have included in this second table a comparison of 2014, 2015, and 2016 to the new benchmark (2011-2015).

	Jan.(1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Cumulative Change from Jan. to Oct.
New Benchmark	-1.2%	1.4%	5.6%	-1.1%	2.7%	2.2%	-3.5%	3.6%	2.2%	-2.1%	11.2%
2016	0.4%	-0.8%	1.5%	1.7%	0.6%	-0.2%	-2.3%	2.4%	1.5%	-0.9%	3.6%
16Delta	1.6%	-2.2%	-4.1%	2.8%	-2.1%	-2.4%	1.2%	-1.2%	-0.7%	1.2%	-7.6%
2015	-3.6%	-0.1%	4.2%	-2.1%	3.4%	0.9%	-4.3%	4.1%	-0.9%	-2.0%	2.9%
15Delta	-2.4%	-1.5%	-1.4%	-1.0%	0.7%	-1.3%	-0.8%	0.5%	-3.1%	0.1%	-8.3%
2014	-1.4%	3.0%	7.1%	-2.6%	4.2%	2.5%	-3.8%	5.8%	1.0%	-1.5%	16.2%
14Delta	-0.2%	1.6%	1.5%	-1.5%	1.5%	0.3%	-0.3%	2.2%	-1.2%	0.6%	5.0%
(1) The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.

A graph of the sequential daily sales change patterns discussed above, including the 'New Benchmark' period of 2011 - 2015, starting with a base of '100' in the previous October and ending with the next October, would be as follows:
End Market Performance:
Fluctuations in end market business – The sequential trends noted above were directly linked to fluctuations in our end markets. To place this in perspective – approximately 50% of our business has historically been with customers engaged in some type of manufacturing, a significant subset of which finds its way into the heavy equipment and oil and gas markets. The daily sales growth rates to these customers, when compared to the same period in the prior year, were as follows:

	Q1	Q2	Q3	Q4	Annual
2016	0.9%	0.7%	1.0%	3.0%	1.4%
2015	6.9%	3.8%	1.1%	-2.2%	2.3%
2014	9.0%	11.2%	13.7%	13.8%	12.0%

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

	Q1	Q2	Q3	Q4	Annual
2016	-1.7%	-2.4%	-2.9%	-2.4%	-2.3%
2015	5.5%	0.0%	-4.4%	-6.2%	-1.4%
2014	1.6%	5.5%	9.9%	11.4%	6.9%

By contrast, the best way to understand the change in the maintenance portion of the manufacturing business is to examine the results in our non-fastener product lines. From a company perspective, daily sales growth rates of non-fasteners, when compared to the same period in the prior year, were as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2016	4.7%	4.7%	4.9%	5.9%	5.0%
2015	11.7%	9.0%	5.9%	1.2%	6.8%
2014	14.2%	17.1%	17.6%	19.0%	17.2%
The non-fastener business demonstrated greater relative resilience over the last several years, when compared to our fastener business and to the distribution industry in general, due to our industrial vending program. However, this business was not immune to the impact of a weak industrial environment.
Our non-residential construction customers have historically represented 20% to 25% of our business. The daily sales growth rates to these customers, when compared to the same period in the prior year, were as follows:

	Q1	Q2	Q3	Q4	Annual
2016	-0.4%	-1.7%	-1.9%	-1.6%	-1.2%
2015	6.2%	1.6%	-1.7%	-6.1%	-0.2%
2014	2.9%	7.5%	9.3%	12.6%	7.8%

Our non-residential construction business is heavily influenced by the industrial economy, particularly the energy sector. The volatility and weakness of energy prices has weakened this business, particularly beginning in the second quarter of 2015 and throughout 2016.
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
In our first ten years of being public (1987 to 1997), we opened stores at an annual rate approaching 30% per year. In the next ten years (1997 to 2007), we opened stores at an annual rate of approximately 10% to 15% and, since 2007, at an annual rate of approximately 1% to 8%. We opened 41 stores in 2015, at an annual rate of approximately 2%, and 40 stores in 2016, at an annual rate of approximately 2%. Our store network forms the foundation of our business strategy, and we will continue to open stores in 2017 as is deemed necessary to sustain and improve our network and support our growth drivers.
During our almost 50 years of business existence, we have constantly evolved to better serve the market (as is described in the paragraphs below) and have always been willing to challenge our approach. In our first 20 to 25 years, we closed several store locations because we felt the market was insufficient to operate a profitable 'fastener only' business. Every one of those locations was subsequently 'reopened' when our business model evolved to serve these markets profitably. During the last 20 to 25 years, we have enjoyed continued success with our store-based model, but we continued to challenge our approach. This resulted in our closing approximately 85 stores in the ten years prior to 2014 - not because they weren't successful, but rather because we felt we had a better approach to growth. Since 2014, we have continued to evaluate opportunities for store closings. We use the term closed; however, we consider them to be consolidated into another location since the vast majority are in close proximity to another store. We will continue to evaluate opportunities for store closings/consolidations in the future.

The following table provides a summary of store closings for each of the last three years and the corresponding analysis period used to measure their profitability.

	2016	2015	2014
Total number of store locations closed	144	50	73
Number of profitable store locations closed	95	35	29
Analysis measurement period for closures	Q4 2015	Q3 2014	Q1 2014
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
During the years, our expanding footprint has provided us with greater access to more customers, and we have continued to diversify our growth drivers. This was done to provide existing store personnel with more tools to grow their business organically. In the early 1990's, we began to expand our product lines beyond primarily fasteners, and we added new product knowledge to our bench (the non-fastener products now represent nearly 65% of our sales). This was our first big effort to diversify our growth drivers. The next step began in the mid to late 1990's when we began to add sales personnel with certain specialties or focus. This began with our national accounts group in 1995, and over time has expanded to include individuals dedicated to: (1) sales related to our internal manufacturing division, (2) government sales, (3) internet sales, (4) construction, (5) specific products (most recently metalworking), and (6) industrial vending. Another step occurred at our selling locations (this includes Fastenal stores as well as strategic account stores and Onsite locations) and at our distribution centers, and began with a targeted merchandising and inventory placement strategy that included our 'Customer Service Project' approximately fourteen years ago and our 'Master Stocking Hub' initiative approximately nine years ago. These strategies allowed us to better target where to stock certain products (local store, regional distribution center, master stocking hub, or supplier) and allowed us to improve our fulfillment, lower our freight costs, and improve our ability to serve a broader range of customers. During 2013 and 2014, we expanded our store-based inventory offering around select industries (with an emphasis on fasteners, construction products, and safety products).
Beginning in the latter half of 2013, we expanded two key employee groups: (1) the number of employees working in our stores and (2) the number of district and regional leaders supporting our stores. To improve the efficiency, accuracy, and capacity of our distribution centers, we made significant investments into distribution automation over the last several years (a majority of our facilities are now automated, and greater than 85% of our picking occurs at an automated distribution center). Finally, we also added a high frequency distribution center, internally known as T-hub, to support vending and other high frequency selling activities. During 2015 and 2016, we continued to enhance the technology in our automated distribution centers, to sharpen our focus on growing our Onsite business, and to expand our store-based inventory offering ('CSP 16'). This merchandising footprint involves expanded inventory placement at our store locations to enhance same-day delivery capabilities. The theme that shines through in all of these changes is a simple one – invest into and support our sales machine – the local store.
Over the last several years, our industrial vending operation has been an expanding component of our store-based business. We believe industrial vending is an important chapter in the Fastenal story; we also believe it will continue to be transformative to industrial distribution, and that we have a 'first mover' advantage. Given this, we have continued investing aggressively to maximize the advantage.

Our expanded industrial vending portfolio consists of 23 different vending devices, with the FAST 5000 device, our helix-based machine (think candy machine), representing approximately 40% of the installed machines. We have learned much about these devices over the last several years and currently the target monthly revenue ranges from under $1,000 per device to in excess of $3,000 per device. The following two tables provide two views of our data: (1) actual device count regardless of the type of machine and (2) 'machine equivalent' count based on the weighted target monthly revenue of each device (compared to the FAST 5000 device, which has a $2,000 monthly revenue target). For example, the 12-door locker, with target monthly revenue of $750, would be counted as '0.375 machine equivalent' (0.375 = $750/$2,000).
The industrial vending information related to contracts signed during each period was as follows:

		Q1	Q2	Q3	Q4	Annual
Device count signed during the period	2016	4,647	4,869	4,783	3,760	18,059
	2015	3,962	5,144	4,689	4,016	17,811
	2014	4,025	4,137	4,072	4,108	16,342

'Machine equivalent' count signed during the period	2016	3,696	3,941	3,520	2,951	14,108
	2015	2,916	3,931	3,769	3,319	13,935
	2014	2,974	3,179	3,189	3,243	12,585
The industrial vending information related to installed machines at the end of each period was as follows:

		Q1	Q2	Q3	Q4
Device count installed at the end of the period	2016	56,889	58,346	60,400	62,822
	2015	48,545	50,620	53,547	55,510
	2014	42,153	43,761	45,596	46,855

'Machine equivalent' count installed at the end of the	2016	43,329	44,707	46,399	48,399
period	2015	35,997	37,714	40,067	41,905
	2014	30,326	31,713	33,296	34,529
Note: In February 2016, we signed an agreement to lease a significant number of industrial vending lockers to one of our customers. As of December 31, 2016, September 30, 2016, and June 30, 2016, we have deployed approximately 15,000, 11,000, and 3,000 devices, respectively, under this agreement. These devices do not generate product revenue and are excluded from the counts noted above.
The following table includes some additional statistics regarding our net sales and daily sales growth:

		Q1	Q2	Q3	Q4
Percent of total net sales to customers with	2016	44.5%	44.6%	45.0%	46.1%
industrial vending(1)	2015	40.5%	40.9%	42.1%	43.9%
	2014	37.8%	37.0%	37.8%	39.3%

Daily sales growth to customers with	2016	3.6%	2.7%	2.4%	3.7%
industrial vending(2)	2015	12.3%	8.6%	4.8%	0.7%
	2014	19.7%	20.9%	21.9%	20.0%
(1) The percentage of total net sales (vended and traditional) to customers currently using a vending solution.
(2) The growth in total net sales (vended and traditional) to customers currently using a vending solution compared to the same period in the preceding year.
A significant number of our customers utilize a Fastenal vending machine. Indeed, the percent of net sales to customers with industrial vending, at 46.1% in the fourth quarter of 2016, is approaching half of our sales base. Customers utilizing vending have continued to grow faster than our overall business: in the first, second, third, and fourth quarters of 2016, daily sales to these customers grew 3.6%, 2.7%, 2.4%, and 3.7%, respectively. However, the relative growth of these customers has moderated over the last couple of years as customers taking advantage of the service have grown to be an increasingly significant portion of our total customer base. Put another way, penetration of our customer base with vending solutions has risen to the point where macroeconomic variables that affect the customer increasingly affect machine throughput as well. We believe our installed base of machines and our penetration of our customer base will continue to grow and be a catalyst to gaining an increasing share of our customer’s MRO spending. This was evident in 2016: our installed machine base increased 13.2% and the daily sales growth of product moving through those machines similarly increased at a rate greater than 10%. Daily sales of our safety product line, which is heavily vended, increased 9.3% in 2016. We believe these factors point to our gaining increasing wallet share with our customers through vending.
In addition to the industrial vending operation noted above, which primarily relates to our non-fastener business, we also provide bin stock programs (also known as 'keep fill' programs in the industry) to numerous customers. This business, which relates to both our maintenance customers (MRO fasteners and non-fasteners) and original equipment manufacturers (OEM fasteners), has many similar attributes to our industrial vending relationships. These attributes include a strong relationship with these customers, where we are often their preferred supplier, and a higher frequency of business transactions. This business is performed without the aid of a vending machine, but does make use of the latest scanning technologies, scale systems, and our fully integrated distribution network to manage the supply chain for all sizes of customers. In recent years, we have begun to refer to this business as FMI (Fastenal Managed Inventory).
PROFIT DRIVERS OF OUR BUSINESS
As we state several times in this document, profit is important to us. For a distribution business, profit and cash flow go hand in hand. Cash flow is what funds our growth, provides us with short-term and long-term flexibility, and enables us to create value for our customers, our employees, our suppliers, and our shareholders. Over time, we grow our profits by continuously working to grow sales and to improve our relative profitability. We achieve our improvements in relative profitability both by improving our gross profit and by structurally lowering our operating and administrative expenses.
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
The first component, cost of sales, is directly related to sales and fluctuations in sales. However, it is also heavily influenced by product and customer mix. As is true for the company as a whole, many stores are under-represented by, and seeing superior growth from, the non-fastener product category and/or the large customer category. As these tend to contribute disproportionately to a store's growth and increase in scale, we often see a decline in gross profit as the average monthly net sales of a store increase. Over the long-term and in the absence of offsetting efforts elsewhere in the business (which we address below), we expect these factors to continue to exert pressure on our gross profit percentage.
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

STATEMENT OF EARNINGS INFORMATION (percentage of net sales) for the periods ended December 31:

	Twelve-month Period
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Gross profit	49.6%	50.4%	50.8%
Operating and administrative expenses	29.5%	29.0%	29.8%
Gain on sale of property and equipment	0.0%	0.0%	0.0%
Operating income	20.1%	21.4%	21.1%
Net interest income (expense)	-0.2%	-0.1%	0.0%
Earnings before income taxes	19.9%	21.3%	21.1%
Note – Amounts may not foot due to rounding difference.
Gross profit – The gross profit percentage during each period was as follows:

	Q1	Q2	Q3	Q4
2016	49.8%	49.5%	49.3%	49.8%
2015	50.8%	50.3%	50.5%	49.9%
2014	51.2%	50.8%	50.8%	50.5%
Important factors that impact our gross profit percentage over the long-term are our mix of store sizes, customer sizes, products, geographic locations, end markets, and end market uses (such as industrial production business versus maintenance business). Given the close proximity of our sales personnel to our customer's business, we offer a very high service level with our sales, which is valued by our customers and improves our gross profit. Fasteners, which is currently our largest single product line at 35% to 40% of sales, is our highest gross profit product line given the high transaction cost surrounding the sourcing and supply of the product for our customers. Any reduction in the mix of our sales attributable to fasteners, and particularly maintenance fasteners, may negatively impact gross profit. Larger customers, whose more focused buying patterns allow us to offer them better pricing, also influence gross profit. Stores typically achieve higher average sales disproportionately by growth in the non-fastener product lines and with large customers, causing gross profit to decline as average net sales grow. One final item of note, our fourth quarter has typically been the season with the most challenges surrounding gross profit. This relates to the decline in sales in November and December due to the 'holiday season' and due to the seasonal reduction in non-residential construction business. This drop off in sales reduces the utilization of our trucking network which can also slightly reduce our gross profit.
Besides the long-term trends noted above, periods of inflation or deflation and sudden changes in business volume can cause short-term fluctuations in our gross profit percentage by effecting product and customer mix, freight, and sourcing strength that can occur as we leverage buying scale and efficiency. Sudden changes in business volume can also impact our gross profit percentage over the short-term by influencing supplier volume allowances. Our gross profit percentage is also heavily influenced by our store-based compensation programs, which are directly linked to sales growth and gross profit, and incentivize our employees to improve both.
During 2016, our gross profit, as a percentage of net sales, decreased when compared to 2015. This decrease was primarily caused by changes in product and customer mix. Our gross profit also decreased in the fourth quarter of 2016 when compared to the fourth quarter of 2015 for similar reasons.The sequential increase in our gross profit in the fourth quarter of 2016 relative to the third quarter of 2016 is a reflection of modest positive contributions from several sources, including favorable product mix, lower freight costs, increased sales of Fastenal brands, and the absence of certain costs related to our growth initiatives (e.g., costs related to setting up CSP 16) in previous quarters.
During 2015, our gross profit, as a percentage of net sales, decreased when compared to 2014. This decrease was primarily driven by changes in product and customer mix. Our gross profit, as a percentage of net sales, also decreased in the fourth quarter of 2015 when compared to the fourth quarter of 2014. We saw a noticeable squeezing of discretionary spending by our customers in November and December of 2015, which produced a noticeable drop in sales of less frequently purchased products. This resulted in all of the drop in gross profit when compared to the third quarter of 2015, and substantially all of the change from the fourth quarter of 2014.
During 2014, our gross profit dropped below 51%. The drop was primarily driven by changes in product and customer mix and our strong emphasis on growing average store sales.

Operating and administrative expenses - These expenses increased as a percentage of net sales from 2015 to 2016.
Historically, our two largest components of operating and administrative expenses have consisted of employee related expenses (approximately 65% to 70%) and occupancy related expenses (approximately 15% to 20%). The remaining expenses cover a variety of items with selling transportation typically being the largest.
The three largest components of operating and administrative expenses grew (contracted) as follows for the periods ended December 31 (compared to the same periods in the preceding year):

	Twelve-month Period
	2016	2015	2014
Employee related expenses	2.7%	0.7%	11.7%
Occupancy related expenses	10.1%	7.4%	6.9%
Selling transportation costs	2.9%	-13.1%	10.1%
Employee related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. The increase in 2016, when compared to 2015, was caused by increases in full-time equivalent headcount (see table below) and an increase in health care costs. These increases were partially offset by a contraction in our performance bonuses and commissions, and in our profit sharing contribution, primarily due to lower sales growth, gross profit, and operating income (both on a dollar basis and on a relative basis). The slight increase in 2015, when compared to 2014, was caused by increases in full-time equivalent headcount and growth in our profit sharing contribution, primarily due to our expanding growth in operating income. Offsetting factors included lower performance bonuses and commissions due to the decrease in our gross profit percentage, and a focused reduction in overtime hours paid.
Using a monthly average, the FTE headcount grew (contracted) as follows (compared to the same period in the preceding years):

	Twelve-month Period
	2016	2015	2014
Store and Onsite based	2.4%	6.2%	12.5%
Total selling (includes store and Onsite)	3.7%	6.1%	12.3%
Distribution	6.4%	6.1%	11.5%
Manufacturing	-6.4%	0.1%	10.7%
Administrative	6.3%	6.7%	8.9%
Total average FTE headcount	3.8%	5.9%	11.9%
Occupancy related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our stores and distribution locations, and (4) industrial vending equipment (we consider the vending equipment, excluding leased locker equipment, to be a logical extension of our store operation and classify the depreciation, repair costs, and hosting services as occupancy expense). The increase in 2016, when compared to 2015, was mainly driven by (1) an increase in the amount of industrial vending equipment discussed earlier in this document, and (2) an increase in occupancy expense related to rent. The largest impact came from the industrial vending equipment. The increase in 2015, when compared to 2014, was driven by (1) an increase in the amount of industrial vending equipment as discussed earlier in this document, and (2) an increased investment in our distribution infrastructure over the last several years, primarily related to automation. In 2016 and 2015, the industrial vending component represented approximately 66% and 42%, respectively, of the increase.
Our selling transportation costs consist primarily of our store fleet as most of the distribution fleet costs are included in cost of sales. Selling transportation costs included in operating and administrative expenses increased in 2016, when compared to 2015. This was driven by an increase in the number of vehicles for sales personnel, and was partially offset by a decrease in fuel expense. The contraction in selling transportation costs included in operating and administrative expenses in 2015, when compared to 2014, was driven by the decline in fuel costs.
The last several years have seen some variation in the cost of diesel fuel and gasoline. During the first, second, third, and fourth quarters of 2016, our total vehicle fuel costs were approximately $6.4 million, $8.2 million, $8.3 million, and $8.0 million, respectively. During the first, second, third, and fourth quarters of 2015, our total vehicle fuel costs were approximately $8.8 million, $9.1 million, $8.6 million, and $7.8 million, respectively. The fluctuations were a result of: (1) variations in fuel costs, (2) the service levels provided to our stores from our distribution centers, (3) the number of vehicles at our store locations, (4) the number of other sales centered vehicles as a result of store openings and the expansion of our non-store sales force, and (5)

changes in driving conditions. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of sales and the fuel utilized in our store delivery and other sales centered vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50/50 between distribution and store and other sales centered use).
Income taxes – Income taxes, as a percentage of earnings before income taxes, were approximately 36.8%, 37.5%, and 37.2% for 2016, 2015, and 2014, respectively. The decrease in our income tax rate from 2015 to 2016 was caused by a slight change in jurisdictional income and changes in the reserve for uncertain tax positions. The increase in our income tax rate from 2014 to 2015 was driven by an increase in valuation allowances on deferred tax assets and changes in the reserve for uncertain tax positions. As our international business and profits grew the past several years, the lower income tax rates in those jurisdictions, relative to the United States, have lowered our effective tax rate.
Net earnings – Net earnings, net earnings per share (EPS), percentage change in net earnings, and the percentage change in EPS, were as follows:

Dollar Amounts	2016	2015	2014
Net earnings	$499,478	516,361	494,150
Basic EPS	1.73	1.77	1.67
Diluted EPS	1.73	1.77	1.66
Percentage Change	2016	2015	2014
Net earnings	-3.3%	4.5%	10.1%
Basic EPS	-2.3%	6.0%	10.6%
Diluted EPS	-2.3%	6.6%	9.9%
During 2016, net earnings decreased, despite our nominal sales growth, primarily due to the reduction in the gross profit percent realized and an increase in operating and administrative expenses (discussed earlier in this document). The contraction of basic and diluted earnings per share was smaller due primarily to the purchase of our shares of common stock in 2015 and early 2016. During 2015, the net earnings increase was greater than that of sales primarily due to the effective management of operating expenses. During 2014, the net earnings increase was less than that of sales primarily due to the reduction in the gross profit percent realized.

CASH FLOW IMPACT ITEMS
Operational working capital – Operational working capital, which we define as accounts receivable, net and inventories, are highlighted below. The annual dollar change and the annual percentage change were as follows:

Dollar change	2016	2015
Accounts receivable, net	$31,341	6,298
Inventories	79,726	44,039
Operational working capital	$111,067	50,337
Annual percentage change	2016	2015
Accounts receivable, net	6.7%	1.4%
Inventories	8.7%	5.1%
Operational working capital	8.0%	3.8%
In 2016, the annual growth in net accounts receivables outpaced the growth in sales. This was not the case through the third quarter, and was mostly a function of conditions in the fourth quarter of 2016. In the fourth quarter of 2015, we collected receivables from our seasonally stronger third quarter, but because demand fell off surprisingly sharply in November and December, our fourth quarter receivables were unseasonably low. In the fourth quarter of 2016, by contrast, we collected receivables from our seasonally stronger third quarter, but because demand was more closely in line with seasonal norms, our receivables in the period were similarly more normal. Over a longer period of time, investors should be aware that if we continue to see relatively strong growth in our international business and of our large customer accounts it could create difficulty in managing the growth of accounts receivables relative to the growth in net sales.
Our growth in inventory balances over time does not have as direct a relationship to our monthly sales patterns as does our growth in accounts receivable. This is impacted by other aspects of our business. For example, the dramatic economic slowdown in late 2008 and early 2009 caused our inventory to spike. This occurred because the lead time for inventory procurement is typically longer than the visibility we have into future monthly sales patterns. Over the last decade, we increased our relative inventory levels due to the following: (1) new store openings, (2) expanded stocking breadth at distribution centers (for example, our master stocking hub in Indianapolis expanded its product breadth over six fold from 2005 to 2011), (3) expanded direct sourcing, (4) expanded Fastenal brands, (5) expanded industrial vending solutions, (6) national accounts and Onsite growth, (7) international growth, and (8) expanded stocking breadth at individual stores related to our CSP initiatives. All of these items impacted both 2016 and 2015. However, throughout 2016, the most significant contributors to the increase in inventories were the impact of infusing incremental inventory into our network beginning at the end of 2015 as part of our CSP 16 initiative, the relative growth of international sales, the growth of our Onsite business, and opportunist product purchases at year-end. Absent the opportunistic product purchases at year-end, growth in inventories would have moderated substantially from earlier in the year, reflecting the stabilizing of CSP 16 inventories.
The approximate percentage mix of inventory stocked at our selling locations versus our distribution center and manufacturing locations was as follows at year end:

	2016	2015	2014
Selling locations	64%	61%	56%
Distribution center and manufacturing locations	36%	39%	44%
Total	100%	100%	100%
New stores open with the standard store model (CSP 16), which consists of a core stocking level of approximately $60 thousand per location. This inventory level grows as the level of business in a store grows. In the fourth quarter of 2015, we began expanding the inventory offering at our existing store locations to the CSP 16 format. This inventory expansion continued throughout 2016.

As we indicated in earlier communications, our goal is to target a ratio of annual sales to accounts receivable and inventory (Annual Sales: AR&I) of approximately a 3.0:1 ratio. On December 31, 2016 and 2015, we had a ratio of 2.7:1 and 2.8:1, respectively.
Liquidity and Capital Resources:
Net cash provided by operating activities — Net cash provided by operating activities in dollars and as a percentage of net earnings were as follows:

	2016	2015	2014
Net cash provided	$513,999	546,940	499,392
% of net earnings	102.9%	105.9%	101.1%
In 2016, the slight contraction in the net cash provided by operating activities was driven by our current initiative to add additional products into store inventory under our CSP 16 format, and an increase in net accounts receivable growth. This decrease was partially offset by a reduction in net cash paid for income taxes. In 2015, the increase in the net cash provided by operating activities was driven by growth in net earnings, and a decrease in the cash required to fund our net working capital, which includes accounts receivable and inventory changes. This was partially offset by an increase in cash paid for income taxes.
Net cash used in investing activities — Net cash used in investing activities in dollars and as a percentage of net earnings were as follows:

	2016	2015	2014
Net cash used	$188,093	180,627	188,781
% of net earnings	37.7%	35.0%	38.2%

The changes in net cash used in investing activities were primarily related to changes in our net capital expenditures as discussed below and cash paid for acquisitions in 2015 and 2014.

Net capital expenditures (purchases of property and equipment, less proceeds from the sale of property and equipment) in dollars and as a percentage of net earnings were as follows:

	2016	2015	2014
Net capital expenditures	$182,946	145,227	183,655
% of net earnings	36.6%	28.1%	37.2%
Note: A reconciliation of net capital expenditures is outlined in the table below.
Our net capital expenditures increased in 2016. This was primarily due to the purchase of industrial vending machines related to the leased locker program we signed in February 2016 and spending on automation in certain distribution centers. Our net capital expenditures decreased in 2015, which was largely related to the completion of distribution automation projects in process during 2014.
Property and equipment expenditures in 2016, 2015, and 2014 consisted of: (1) the purchase of software and hardware for our information processing systems, (2) the addition of certain pick-up trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings and our CSP initiative, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased store properties, (6) the expansion of our distribution/trucking fleet, (7) purchases related to industrial vending, which primarily consists of automated vending equipment and construction of a new centralized distribution facility (2014), and (8) costs related to enhancements to distribution centers with existing automation (2016, 2015, and 2014), and the expansion of our distribution centers in High Point, North Carolina (2016 and 2015), Modesto, California (2014), Scranton, Pennsylvania (2014), and Kitchener, Ontario, Canada (2014). Disposals of property and equipment consisted of the planned disposition of certain pick-up trucks, distribution vehicles and trailers in the normal course of business, and the disposition of real estate relating to several store locations (2016, 2015, and 2014) and a distribution center (2015).
Set forth below is an estimate of our 2017 net capital expenditures and a recap of our 2016, 2015, and 2014 net capital expenditures.

	2017	2016	2015	2014
	(Estimate)	(Actual)	(Actual)	(Actual)
Manufacturing, warehouse and packaging equipment, industrial vending equipment, and facilities	$67,000	131,793	112,460	144,649
Shelving and related supplies for store openings and for product expansion at existing stores	13,000	14,079	8,958	6,712
Data processing software and equipment	21,000	18,015	19,653	23,978
Real estate and improvements to store locations	7,000	5,467	4,247	4,091
Vehicles	17,000	20,097	9,850	10,044
Purchases of property and equipment	125,000	189,451	155,168	189,474
Proceeds from sale of property and equipment	(6,000)	(6,505)	(9,941)	(5,819)
Net Capital Expenditures	$119,000	182,946	145,227	183,655

We anticipate funding our capital expenditure needs with cash generated from operations, from available cash and cash equivalents, and from our borrowing capacity.
Net cash used in financing activities – Net cash used in financing activities in dollars and as a percentage of net earnings were as follows:

	2016	2015	2014
Net cash used	$340,872	337,563	249,732
% of net earnings	68.2%	65.4%	50.5%

The fluctuations in net cash used in financing activities are due to changes in the level of our dividend payments and in the level of common stock purchases. These amounts were partially offset by the exercise of stock options and the related tax impact, and net borrowings under debt obligations. These items in dollars and as a percentage of earnings were as follows:

	2016	2015	2014
Dividends paid	$346,588	327,101	296,581
% of net earnings	69.4%	63.3%	60.0%

Common stock purchases	59,440	292,951	52,942
% of net earnings	11.9%	56.7%	10.7%

Total returned to shareholders	$406,028	620,052	349,523
% of net earnings	81.3%	120.1%	70.7%

Proceeds from the exercise of stock options and the related excess tax benefits from stock-based compensation	$(35,156)	(22,489)	(9,791)
% of net earnings	-7.0%	-4.4%	-2.0%

Cash borrowings, net	$(30,000)	(260,000)	(90,000)
% of net earnings	-6.0%	-50.4%	-18.2%

Net cash used	$340,872	337,563	249,732
% of net earnings	68.2%	65.4%	50.5%
Unremitted Foreign Earnings – Approximately $70,995 of cash and cash equivalents are held by non-U.S. subsidiaries. These funds may create foreign currency translation gains or losses depending on the functional currency of the entity holding the cash. We intend to utilize these funds to support our expansion activities outside the U.S. The income tax impact of repatriating cash associated with certain undistributed earnings is discussed in Note 6 of the Notes to Consolidated Financial Statements.
Stock Purchases — During 2016, we purchased 1,600,000 shares of our common stock at an average price of approximately $37.15 per share. During 2015, we purchased 7,100,000 shares of our common stock at an average price of approximately $41.26 per share. During 2014, we purchased 1,200,000 shares of our common stock at an average price of approximately $44.12 per share.
Dividends — We declared a quarterly dividend of $0.32 per share on January 17, 2017. We paid aggregate annual dividends per share of $1.20, $1.12, and $1.00 in 2016, 2015, and 2014, respectively.
Debt — In order to fund the considerable cash needed to purchase industrial vending machines under our leased locker program, to expand our industrial vending business, to increase the use of automation in our distribution centers, and to purchase our common stock and pay dividends, we have borrowed increased amounts under our Credit Facility and our Master Note Agreement in recent periods.
Our borrowings under the Credit Facility peaked during each quarter of 2016 and 2015 as follows:

Peak borrowings	2016	2015
First quarter	$440,000	185,000
Second quarter	485,000	400,000
Third quarter	460,000	395,000
Fourth quarter	405,000	390,000

As of December 31, 2016, we had loans outstanding under the Credit Facility of $305,000 and contingent obligations from letters of credit outstanding under the Credit Facility in an aggregate face amount of $36,267. As of December 31, 2016, we also had loans outstanding under the Master Note Agreement of $75,000. Descriptions of our Credit Facility and Master Note Agreement are contained in Note 9 of the Notes to Consolidated Financial Statements.
Effects of Inflation — During the first half of 2016, we experienced some deflation in our fastener products, which was largely offset by some inflation in the latter half of the year, and minimal price movements in our non-fastener products. In 2015 and

2014, we experienced some deflation in our fastener products and minimal price movements in our non-fastener products, with the net impact being a slight drag on growth.
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
Allowance for doubtful accounts – This reserve is for accounts receivable balances that are potentially uncollectible. The reserve is based on an analysis of customer accounts and our historical experience with accounts receivable write-offs. Our methodology for estimating this reserve includes ongoing reviews of the aging of accounts receivable, the financial condition of a customer or industry, and general economic conditions. If business or economic conditions change, our estimates and assumptions may be adjusted as deemed appropriate. For fiscal years 2016, 2015, and 2014, actual results did not vary materially from estimated amounts.
Inventory reserves – The reserves are for potentially obsolete or excess inventory and shrinkage. The reserves are based on an analysis of inventory trends. The analysis includes reviews of inventory levels, sales information, physical inventory counts, cycle count adjustments, and the on-hand quantities relative to the sales history for the product. Our methodology for estimating these reserves is continually evaluated for factors that could require changes to the reserves including significant changes in product demand, market conditions, condition of the inventory, or liquidation value. If business or economic conditions change, our estimates and assumptions may be adjusted as deemed appropriate. For fiscal years 2016, 2015, and 2014, actual results did not vary materially from estimated amounts.
Insurance reserves – These reserves are for general claims related to workers' compensation, property and casualty losses, health claims, and other self-insured losses. The reserves are based on an analysis of external data related to our historical claim trends. We perform ongoing reviews of our insured and uninsured risks and use this information to establish appropriate reserve levels. We analyze historical trends, claims experience, and loss development patterns to ensure the appropriate loss development factors are applied to the incurred costs associated with the claims made. For fiscal years 2016, 2015, and 2014, actual results did not vary materially from estimated amounts.
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
Certain Contractual Obligations
As of December 31, 2016, we had outstanding long-term debt and facilities, equipment, and vehicles leased under operating leases. Our future obligations to pay principal of and interest on such long-term debt and to make minimum lease payments under such operating leases are as follows:

	Total	2017	2018 and 2019	2020 and 2021	After 2021
Principal of long-term debt	$390,000	10,482	304,518	40,000	35,000
Interest on long-term debt(1)	15,745	7,676	4,311	3,115	643
Operating leases	321,382	129,445	148,785	41,766	1,386
Total	$727,127	147,603	457,614	84,881	37,029
(1) Interest on the long-term debt outstanding under our Credit Facility was calculated using the interest rates and balances at December 31, 2016.
Purchase orders and contracts for the purchase of inventory and other goods and services are not included in the table above. Our purchase orders are based on current distribution needs and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of inventory or other goods or services specifying minimum order quantities.
Liabilities for uncertain tax positions have been excluded from the table above due to the uncertainty surrounding the ultimate settlement and timing of these liabilities. A discussion of income taxes is contained in Note 6 of the Notes to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to certain market risks from changes in foreign currency exchange rates, commodity steel pricing, commodity energy prices, and interest rates. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Historically, our primary exchange rate exposure has been with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at year end.
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. During the first half of 2016, we experienced some deflation in steel prices. This deflation was largely offset by some inflation in the latter half of the year. In 2015 and 2014, we noted some overall deflation in steel pricing. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.
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
Interest rates - Loans under our Credit Facility bear interest at floating rates tied to LIBOR. As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A 1% increase in LIBOR in 2016 would have resulted in approximately $3.9 million of additional interest expense. A description of our Credit Facility is contained in Note 9 of the Notes to Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Fastenal Company:
We have audited the accompanying consolidated balance sheets of Fastenal Company and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the table of contents at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fastenal Company's management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fastenal Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Fastenal Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

/s/    KPMG LLP
Minneapolis, Minnesota
February 6, 2017

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands except share information)

	December 31
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$112,735	129,019
Trade accounts receivable, net of allowance for doubtful accounts of $11,249 and $11,729, respectively	499,716	468,375
Inventories	992,989	913,263
Prepaid income taxes	12,907	22,558
Other current assets	102,423	131,561
Total current assets	1,720,770	1,664,776
Property and equipment, net	899,697	818,889
Other assets, net	48,417	48,797
Total assets	$2,668,884	2,532,462
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$10,482	62,050
Accounts payable	108,740	125,973
Accrued expenses	156,422	185,143
Total current liabilities	275,644	373,166
Long-term debt	379,518	302,950
Deferred income tax liabilities	80,628	55,057
Commitments and contingencies (Notes 4, 8, and 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized; 289,161,924 and 289,581,682 shares issued and outstanding, respectively	2,892	2,896
Additional paid-in capital	37,363	2,024
Retained earnings	1,940,143	1,842,772
Accumulated other comprehensive income (loss)	(47,304)	(46,403)
Total stockholders’ equity	1,933,094	1,801,289
Total liabilities and stockholders’ equity	$2,668,884	2,532,462
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Amounts in thousands except earnings per share)
For the year ended December 31

	2016	2015	2014
Net sales	$3,962,036	3,869,187	3,733,507
Cost of sales	1,997,259	1,920,253	1,836,105
Gross profit	1,964,777	1,948,934	1,897,402
Operating and administrative expenses	1,169,470	1,121,590	1,110,776
Gain on sale of property and equipment	(532)	(1,411)	(964)
Operating income	795,839	828,755	787,590
Interest income	394	373	759
Interest expense	(6,504)	(3,108)	(915)
Earnings before income taxes	789,729	826,020	787,434
Income tax expense	290,251	309,659	293,284
Net earnings	$499,478	516,361	494,150
Basic net earnings per share	$1.73	1.77	1.67
Diluted net earnings per share	$1.73	1.77	1.66
Basic weighted average shares outstanding	288,950	291,453	296,490
Diluted weighted average shares outstanding	289,158	292,045	297,313
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Amounts in thousands)
For the year ended December 31

	2016	2015	2014
Net earnings	$499,478	516,361	494,150
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0 in 2016, 2015, and 2014)	(901)	(38,567)	(18,683)
Change in marketable securities (net of tax of $0 in 2016, 2015, and 2014)	—	—	(254)
Comprehensive income	$498,577	477,794	475,213
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2013	296,753	$2,968	69,847	1,688,781	11,101	1,772,697
Dividends paid in cash	—	—	—	(296,581)	—	(296,581)
Purchases of common stock	(1,200)	(12)	(52,930)	—	—	(52,942)
Stock options exercised	315	3	7,694	—	—	7,697
Stock-based compensation	—	—	7,039	—	—	7,039
Excess tax benefits from stock-based compensation	—	—	2,094	—	—	2,094
Net earnings	—	—	—	494,150	—	494,150
Other comprehensive income (loss)	—	—	—	—	(18,937)	(18,937)
Balance as of December 31, 2014	295,868	$2,959	33,744	1,886,350	(7,836)	1,915,217
Dividends paid in cash	—	—	—	(327,101)	—	(327,101)
Purchases of common stock	(7,100)	(71)	(60,042)	(232,838)	—	(292,951)
Stock options exercised	814	8	19,091	—	—	19,099
Stock-based compensation	—	—	5,841	—	—	5,841
Excess tax benefits from stock-based compensation	—	—	3,390	—	—	3,390
Net earnings	—	—	—	516,361	—	516,361
Other comprehensive income (loss)	—	—	—	—	(38,567)	(38,567)
Balance as of December 31, 2015	289,582	$2,896	2,024	1,842,772	(46,403)	1,801,289
Dividends paid in cash	—	—	—	(346,588)	—	(346,588)
Purchases of common stock	(1,600)	(16)	(3,905)	(55,519)	—	(59,440)
Stock options exercised	1,180	12	29,260	—	—	29,272
Stock-based compensation	—	—	4,100	—	—	4,100
Excess tax benefits from stock-based compensation	—	—	5,884	—	—	5,884
Net earnings	—	—	—	499,478	—	499,478
Other comprehensive income (loss)	—	—	—	—	(901)	(901)
Balance as of December 31, 2016	289,162	$2,892	37,363	1,940,143	(47,304)	1,933,094
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
For the year ended December 31

	2016	2015	2014
Cash flows from operating activities:
Net earnings	$499,478	516,361	494,150
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisitions:
Depreciation of property and equipment	103,525	86,071	72,145
Gain on sale of property and equipment	(532)	(1,411)	(964)
Bad debt expense	8,550	8,769	11,480
Deferred income taxes	25,571	8,290	1,760
Stock-based compensation	4,100	5,841	7,039
Excess tax benefits from stock-based compensation	(5,884)	(3,390)	(2,094)
Amortization of non-compete agreements	527	527	527
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(40,490)	(20,608)	(63,418)
Inventories	(80,853)	(47,830)	(87,622)
Other current assets	29,138	(15,778)	(7,510)
Accounts payable	(17,233)	20,617	12,501
Accrued expenses	(28,721)	11,141	25,263
Income taxes	15,535	(26,610)	34,405
Other	1,288	4,950	1,730
Net cash provided by operating activities	513,999	546,940	499,392
Cash flows from investing activities:
Purchases of property and equipment	(189,451)	(155,168)	(189,474)
Cash paid for acquisitions	—	(23,493)	(5,575)
Proceeds from sale of property and equipment	6,505	9,941	5,819
Net decrease in marketable securities	—	—	451
Other	(5,147)	(11,907)	(2)
Net cash used in investing activities	(188,093)	(180,627)	(188,781)
Cash flows from financing activities:
Borrowings under debt obligations	950,000	1,215,000	705,000
Payments against debt obligations	(920,000)	(955,000)	(615,000)
Proceeds from exercise of stock options	29,272	19,099	7,697
Excess tax benefits from stock-based compensation	5,884	3,390	2,094
Purchases of common stock	(59,440)	(292,951)	(52,942)
Payments of dividends	(346,588)	(327,101)	(296,581)
Net cash used in financing activities	(340,872)	(337,563)	(249,732)

Effect of exchange rate changes on cash and cash equivalents	(1,318)	(14,227)	(4,889)
Net (decrease) increase in cash and cash equivalents	(16,284)	14,523	55,990
Cash and cash equivalents at beginning of year	129,019	114,496	58,506
Cash and cash equivalents at end of year	$112,735	129,019	114,496
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,183	3,103	915
Net cash paid for income taxes	$248,329	327,034	257,514
See accompanying Notes to Consolidated Financial Statements.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Business Overview and Summary of Significant Accounting Policies
Business Overview
Fastenal is a leader in the wholesale distribution of industrial and construction supplies operating a store-based business with approximately 2,500 locations. These locations are primarily in North America.
Principles of Consolidation
The consolidated financial statements include the accounts of Fastenal Company and its subsidiaries (collectively referred to as 'Fastenal' or by terms such as 'we', 'our', or 'us'). All material intercompany balances and transactions have been eliminated in consolidation.
Revenue Recognition and Accounts Receivable
Net sales include products, services, shipping and handling charges, and lease fees billed, net of any related sales incentives, and net of an estimate for product returns. We recognize revenue when persuasive evidence of an arrangement exists, title and risk of ownership have passed, the sales price is fixed or determinable, and collectibility is reasonably assured. These criteria are met at the time the product is shipped to or picked up by the customer. We recognize services at the time the service is completed and product is provided to the customer. We recognize revenue for shipping and handling charges at the time the products are shipped to or picked up by the customer. We recognize revenue for lease fees on a straight-line basis over the corresponding lease term. We estimate product returns based on historical return rates. Accounts receivable are stated at their estimated net realizable value. The allowance for doubtful accounts is based on an analysis of customer accounts and our historical experience with accounts receivable write-offs. Sales taxes (and value added taxes in foreign jurisdictions) collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.
Foreign Currency Translation and Transactions
The functional currency of our foreign operations is typically the applicable local currency. The functional currency is translated into United States dollars for balance sheet accounts, except retained earnings, using current exchange rates as of the balance sheet date, for retained earnings at historical exchange rates, and for revenue and expense accounts using a weighted average exchange rate during the period. The translation adjustments are deferred as a separate component of stockholders' equity captioned accumulated other comprehensive income (loss). Gains or losses resulting from transactions denominated in foreign currencies are included in cost of sales or operating and administrative expenses.
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
Due to the varying short-term cash needs of our business, we periodically have available-for-sale marketable securities. We did not have any marketable securities as of December 31, 2016 or December 31, 2015. Available-for-sale securities are recorded at fair value based on current market value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings but are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity until realized. If a decline in the market value of any available-for-sale security is below cost and is deemed other than temporary, it is charged to net earnings resulting in the establishment of a new cost basis for the security.

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
Accounting Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from those estimates.
Insurance Reserves
We are self-insured for certain losses relating to medical, dental, workers' compensation, and other casualty losses. Specific stop loss coverage is provided for catastrophic claims in order to limit exposure to significant claims. Losses and claims are charged to operations when it is probable a loss has been incurred and the amount can be reasonably estimated. Accrued insurance liabilities are based on claims filed but unpaid and estimates of claims incurred but not reported.
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
Earnings Per Share
Basic net earnings per share is calculated using net earnings available to common stockholders divided by the weighted average number of shares of common stock outstanding during the year. Diluted net earnings per share is similar to basic net earnings per share except that the weighted average number of shares of common stock outstanding includes the incremental shares assumed to be issued upon the exercise of stock options considered to be 'in-the-money' (i.e. when the market price of our stock is greater than the exercise price of our outstanding stock options).
Segment Reporting
We have determined that for our North American operations we meet the aggregation criteria outlined in the accounting standards as our various operations have similar (1) economic characteristics, (2) products and services, (3) customers, (4) distribution channels, and (5) regulatory environments. Considering the insignificance of our operations outside of North America, we report as a single business segment.
Note 2. Long-Lived Assets
Property and equipment
Property and equipment at year end consisted of the following:

	Depreciable Life in Years	2016	2015
Land	—	$37,339	37,671
Buildings and improvements	15 to 40	297,093	271,302
Automated distribution and warehouse equipment	5 to 30	216,276	204,708
Shelving, industrial vending, and equipment	3 to 10	723,854	548,921
Transportation equipment	3 to 5	71,750	61,429
Construction in progress	—	152,523	200,892
		1,498,835	1,324,923
Less accumulated depreciation		(599,138)	(506,034)
Property and equipment, net		$899,697	818,889

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 3. Accrued Expenses
Accrued expenses at year end consisted of the following:

	2016	2015
Payroll and related taxes	$23,180	24,407
Bonuses and commissions	14,156	15,441
Profit sharing contribution	8,665	13,669
Insurance reserves	34,640	31,821
Promotions	24,853	25,261
Indirect taxes	43,443	66,563
Deferred revenue	2,767	2,875
Legal reserves	1,393	1,930
Other	3,325	3,176
Accrued expenses	$156,422	185,143

Note 4. Stockholders' Equity
Dividends
On January 17, 2017, our board of directors declared a quarterly dividend of $0.32 per share of common stock to be paid in cash on February 28, 2017 to shareholders of record at the close of business on February 1, 2017. We paid aggregate annual dividends per share of $1.20, $1.12, and $1.00 in 2016, 2015, and 2014, respectively.
Stock Options
Effective January 3, 2017, the compensation committee of our board of directors granted to our employees options to purchase a total of 764,789 shares of our common stock at an exercise strike price of $47.00 per share. The closing stock price on the effective date of the grant was $46.95 per share.
The following tables summarize the details of options granted under our stock option plan that were still outstanding as of December 31, 2016, and the assumptions used to value those grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	December 31, 2016
Date of Grant				Options Outstanding	Options Exercisable
April 19, 2016	845,440	$46.00	$45.74	789,363	—
April 21, 2015	893,220	$42.00	$41.26	738,834	—
April 22, 2014	955,000	$56.00	$50.53	608,750	122,500
April 16, 2013	205,000	$54.00	$49.25	115,000	3,500
April 17, 2012	1,235,000	$54.00	$49.01	981,500	682,250
April 19, 2011	410,000	$35.00	$31.78	83,900	46,400
April 20, 2010	530,000	$30.00	$27.13	147,300	94,800
April 21, 2009	790,000	$27.00	$17.61	228,650	186,150
April 15, 2008	550,000	$27.00	$24.35	64,650	64,650
Total	6,413,660			3,757,947	1,200,250

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
April 19, 2016	1.3%	5.00	2.6%	26.34%	$8.18
April 21, 2015	1.3%	5.00	2.7%	26.84%	$7.35
April 22, 2014	1.8%	5.00	2.0%	28.55%	$9.57
April 16, 2013	0.7%	5.00	1.6%	37.42%	$12.66
April 17, 2012	0.9%	5.00	1.4%	39.25%	$13.69
April 19, 2011	2.1%	5.00	1.6%	39.33%	$11.20
April 20, 2010	2.6%	5.00	1.5%	39.10%	$8.14
April 21, 2009	1.9%	5.00	1.0%	38.80%	$3.64
April 15, 2008	2.7%	5.00	1.0%	30.93%	$7.75
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
A summary of activities under our stock option plan consisted of the following:

	Options Outstanding	Exercise Price(1)	Remaining Life(2)
Outstanding as of January 1, 2016	4,530,982	$41.49	4.89
Granted	845,440	$46.00	8.41
Exercised	(1,180,242)	$24.80
Cancelled/forfeited	(438,233)	$49.49
Outstanding as of December 31, 2016	3,757,947	$46.81	5.85
Exercisable as of December 31, 2016	1,200,250	$45.93	3.74

	Options Outstanding	Exercise Price(1)	Remaining Life(2)
Outstanding as of January 1, 2015	4,712,330	$38.52	4.59
Granted	893,220	$42.00	8.41
Exercised	(813,838)	$23.47
Cancelled/forfeited	(260,730)	$45.84
Outstanding as of December 31, 2015	4,530,982	$41.49	4.89
Exercisable as of December 31, 2015	1,792,242	$31.00	2.15
(1) Weighted average exercise price.
(2) Weighted average remaining contractual life in years.
The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015, and 2014 was $23,236, $14,174, and $7,466, respectively. The intrinsic value represents the difference between the exercise price and fair value of the underlying shares at the date of exercise.
At December 31, 2016, there was $14,455 of total unrecognized stock-based compensation expense related to outstanding unvested stock options granted under the plan. This expense is expected to be recognized over a weighted average period of 4.56 years. Any future change in estimated forfeitures will impact this amount. The total grant date fair value of stock options vested under our stock option plan during 2016, 2015, and 2014 was $7,083, $5,143, and $7,287, respectively.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Total stock-based compensation expense related to our stock option plan was $4,100, $5,841, and $7,039 for 2016, 2015, and 2014, respectively.
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive:

Reconciliation	2016	2015	2014
Basic weighted average shares outstanding	288,949,525	291,453,107	296,490,378
Weighted shares assumed upon exercise of stock options	207,998	592,335	822,866
Diluted weighted average shares outstanding	289,157,523	292,045,442	297,313,244

Summary of Anti-dilutive Options Excluded	2016	2015	2014
Options to purchase shares of common stock	3,095,343	2,611,367	1,903,767
Weighted average exercise prices of options	$50.09	51.89	54.67
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
Note 5. Retirement Savings Plan
The Fastenal Company and Subsidiaries 401(k) and Employee Stock Ownership Plan covers all of our employees in the United States. Our employees in Canada may participate in a Registered Retirement Savings Plan. The general purpose of both of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings contributions. In addition to the participation of our employees, we make annual profit sharing contributions based on an established formula. The expense recorded under this profit sharing formula was approximately $8,665, $13,669, and $11,460 for 2016, 2015, and 2014, respectively.
Note 6. Income Taxes
Earnings before income taxes were derived from the following sources:

	2016	2015	2014
Domestic	$739,383	785,916	757,896
Foreign	50,346	40,104	29,538
Earnings before income taxes	$789,729	826,020	787,434
Components of income tax expense (benefit) were as follows:

2016:	Current	Deferred	Total
Federal	$223,837	23,149	246,986
State	28,231	1,236	29,467
Foreign	12,634	1,164	13,798
Income tax expense	$264,702	25,549	290,251

2015:	Current	Deferred	Total
Federal	$256,748	7,362	264,110
State	31,297	227	31,524
Foreign	13,677	348	14,025
Income tax expense	$301,722	7,937	309,659

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

2014:	Current	Deferred	Total
Federal	$250,527	1,919	252,446
State	30,768	256	31,024
Foreign	10,518	(704)	9,814
Income tax expense	$291,813	1,471	293,284
Income tax expense in the accompanying consolidated financial statements differed from the expected expense as follows:

	2016	2015	2014
Federal income tax expense at the 'expected' rate of 35%	$276,405	289,107	275,602
Increase (decrease) attributed to:
State income taxes, net of federal benefit	20,038	21,613	20,549
Other, net	(6,192)	(1,061)	(2,867)
Total income tax expense	$290,251	309,659	293,284
Effective income tax rate	36.8%	37.5%	37.2%
The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at year end consisted of the following:

	2016	2015
Deferred income tax assets (liabilities):
Inventory costing and valuation methods	$4,788	4,556
Allowance for doubtful accounts	4,339	4,529
Insurance reserves	11,489	10,930
Promotions payable	1,651	1,738
Stock-based compensation	6,789	8,270
Federal and state benefit of uncertain tax positions	1,908	1,911
Foreign net operating loss and credit carryforwards	5,121	5,155
Foreign valuation allowances	(3,998)	(3,406)
Other, net	2,123	1,541
Total deferred income tax assets	34,210	35,224
Property and equipment	(114,838)	(90,281)
Total deferred income tax liabilities	(114,838)	(90,281)
Net deferred income tax liabilities	$(80,628)	(55,057)
A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits was as follows:

	2016	2015
Balance at beginning of year:	$5,417	3,772
Increase related to prior year tax positions	194	704
Decrease related to prior year tax positions	—	(43)
Increase related to current year tax positions	846	984
Decrease related to statute of limitation lapses	(1,050)	—
Balance at end of year:	$5,407	5,417
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

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Fastenal files income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2014 in the case of United States federal examinations, and 2012 in the case of foreign, state, and local examinations.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal. As of December 31, 2016, we have not made a provision for United States income taxes or for additional foreign withholding taxes on $147,000 of unremitted earnings. Such earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state deferred income taxes have been provided on this amount or any additional excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries. Earnings is the most significant component of the basis difference which is indefinitely reinvested. Generally, such amounts become subject to United States taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred income tax liabilities related to investments in these foreign subsidiaries.
Note 7. Geographic Information
Our revenues and long-lived assets related to the following geographic areas:

Revenues	2016	2015	2014
United States	$3,493,459	3,441,141	3,308,226
Canada	228,685	223,270	238,590
Other foreign countries	239,892	204,776	186,691
Total revenues	$3,962,036	3,869,187	3,733,507

Long-Lived Assets	2016	2015	2014
United States	$899,133	821,063	725,189
Canada	33,164	32,290	37,580
Other foreign countries	15,817	14,333	13,068
Total long-lived assets	$948,114	867,686	775,837
The accounting policies of the operations in the various geographic areas are the same as those described in the summary of significant accounting policies. Long-lived assets consist of net property and equipment, deposits, goodwill, and other net intangibles. Revenues are attributed to countries based on the location of the store from which the sale occurred. In each of the years presented in the table above, no single customer represented 5% or more of our consolidated net sales.
Note 8. Operating Leases
We lease space under non-cancelable operating leases for several distribution centers, several manufacturing locations, and certain store locations. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Any such terms are recognized as rent expense over the term of the lease. Further, the leases do not contain contingent rent provisions. The net book value of leasehold improvements at December 31, 2016 was $3,122. We lease certain semi-tractors and pick-ups under operating leases. Future minimum lease payments for all operating leases are as follows:

	Leased Facilities and Equipment	Leased Vehicles	Total
2017	$97,456	31,989	129,445
2018	72,345	20,453	92,798
2019	47,070	8,917	55,987
2020	28,571	1,575	30,146
2021	11,620	—	11,620
2022 and thereafter	1,386	—	1,386
Total minimum lease payments	$258,448	62,934	321,382

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Rent expense under all operating leases was as follows:

	Leased Facilities and Equipment	Leased Vehicles	Total
2016	$110,123	42,663	152,786
2015	$105,961	38,178	144,139
2014	$103,294	35,731	139,025
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases was approximately $76,808. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote other than where we have established an accrual for estimated losses, which was immaterial at December 31, 2016. To the extent our fleet contains vehicles we estimate will settle at a gain, such gains on these vehicles will be recognized when we sell the vehicle.
Note 9. Debt Commitments and Contingencies
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at year end consisted of the following:

	2016	2015
Outstanding loans under unsecured revolving Credit Facility	$305,000	350,000
2.00% Senior unsecured promissory note payable	40,000	—
2.45% Senior unsecured promissory note payable	35,000	—
Note payable under asset purchase agreement	10,000	15,000
Total debt	390,000	365,000
Less: Current portion of debt	(10,482)	(62,050)
Long-term debt	$379,518	302,950

Outstanding letters of credit under unsecured revolving Credit Facility - contingent obligation	$36,267	36,266
Unsecured Revolving Credit Facility
We have a $700,000 committed unsecured revolving credit facility ('Credit Facility'). The Credit Facility includes a committed letter of credit subfacility of $55,000. The commitments under the Credit Facility will expire (and any borrowings outstanding under the Credit Facility will become due and payable) on March 1, 2018. In the next twelve months, we have the ability and intent to repay a portion of the outstanding loans using cash; therefore, we have classified this portion as a current liability. The Credit Facility contains certain financial and other covenants, and our right to borrow under the Credit Facility is conditioned upon, among other things, our compliance with these covenants. We are currently in compliance with these covenants.
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to the London Interbank Offered Rate ('LIBOR') for interest periods of various lengths selected by us, plus 0.95%. Based on the interest periods we have chosen, our weighted per annum interest rate at December 31, 2016 was approximately 1.7%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our usage of the Credit Facility.
Senior Unsecured Promissory Notes Payable
On July 20, 2016 (the 'Effective Date'), we entered into a master note agreement (the 'Master Note Agreement') with certain institutional lenders, pursuant to which, during the period commencing on the Effective Date and ending three years thereafter, we may issue at our discretion in private placements, and the institutional lenders may purchase at their discretion, senior unsecured promissory notes of the Company (the 'Notes') in the aggregate principal amount outstanding from time to time of up to $200,000. The Notes will bear interest at either a fixed rate, or a floating rate based on LIBOR for an interest period of one, three, or six months. The Notes will mature no later than 12 years after the date of issuance thereof, in the case of fixed rate Notes, or 10 years after the date of issuance thereof, in the case of floating rate Notes. All of the Notes will be prepayable at our option in whole or in part. The Master Note Agreement contains certain financial and other covenants. We are currently in compliance with these covenants.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Two series of unsecured senior Notes are currently outstanding under the Master Note Agreement, each of which was issued on the Effective Date. The first series of Notes ('Series A') is in an aggregate principal amount of $40,000, is due and payable in full on July 20, 2021, and bears interest at a fixed rate of 2.00% per annum. The second series of Notes ('Series B') is in an aggregate principal amount of $35,000, is due and payable in full on July 20, 2022, and bears interest at a fixed rate of 2.45% per annum. There is no amortization of the Series A and Series B Notes prior to their maturity dates. Interest on such Notes is payable quarterly in arrears on January 20, April 20, July 20, and October 20 of each year, beginning on October 20, 2016. The carrying value of our Series A and Series B Notes approximates fair value. The fair value was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as level 2 inputs within the fair value hierarchy.
Note Payable Under Asset Purchase Agreement
On December 7, 2015, we signed an agreement to purchase, effective January 2, 2017 ('Asset Purchase Effective Date'), certain assets related to the collection and management of certain portions of our business and financial data from Apex Industrial Technologies, LLC ('Apex'), a provider of automated point-of-use dispensing and supply chain technologies. The agreement includes a transition arrangement which requires us to assume responsibility for certain software that is licensed by Apex. The total consideration for the assets is $27,000, of which $12,000 was paid in cash in December 2015 in advance of the Asset Purchase Effective Date. The remaining $15,000 is payable in installments pursuant to an unsecured note. The first $5,000 installment was paid in December 2016, while the two remaining installments of $5,000 each will be paid in June 2017 and December 2017. The note bears interest at an annual rate of 0.56%. Interest on the unpaid principal balance of the note is due and payable on the last day of each calendar quarter. In 2015, the $15,000 note represented a non-cash investing and financing activity in our Consolidated Statements of Cash Flows, while the payments made in 2016 and 2015 are included in our Consolidated Statements of Cash Flows as net cash used in investing activities in 'Other'.
Legal Contingencies
We are involved in certain legal actions. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, that could require significant expenditures or result in lost revenues. We record a liability for these legal actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. As of December 31, 2016, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 10. Sales by Product Line
The percentages of our sales by product line were as follows:

Type	Introduced	2016	2015	2014
Fasteners(1)	1967	36.6%	38.3%	40.2%
Tools	1993	9.9%	9.5%	9.3%
Cutting tools	1996	5.7%	5.6%	5.5%
Hydraulics & pneumatics	1996	6.9%	7.2%	7.2%
Material handling	1996	6.4%	6.5%	6.1%
Janitorial supplies	1996	7.6%	7.5%	7.3%
Electrical supplies	1997	4.8%	4.7%	4.7%
Welding supplies	1997	4.6%	4.7%	4.7%
Safety supplies(2)	1999	14.9%	13.9%	12.8%
Metals	2001	0.5%	0.5%	0.4%
Direct ship(3)	2004	0.5%	0.4%	1.0%
Office supplies	2010	0.1%	0.1%	0.1%
Other		1.5%	1.1%	0.7%
		100.0%	100.0%	100.0%
(1) Fastener product line represents fasteners and miscellaneous supplies.
(2) The safety supplies product line has expanded, as a percentage of sales, in the last several years due to our industrial vending program.
(3) Direct ship represents a cross section of products from the remaining product lines. The items included here represent certain items with historically low margins which are shipped directly from our distribution channel to our customers, bypassing our store network.
Note 11. Subsequent Events
We evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the Notes to Consolidated Financial Statements, with the exception of the dividend declaration and stock option grant disclosed in Note 4.
Note 12. New Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board ('FASB') issued Accounting Standards Update ('ASU') 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 was to become effective for us beginning January 2017. ASU 2015-14 defers our effective date until January 2018 which is when we plan to adopt this standard. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. While we are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our contracts with customers, we do not currently expect a material impact on our results of operations, cash flows or financial position. We anticipate we will expand our consolidated financial statement disclosures in order to comply with the new ASU. We have not yet concluded on our transition method upon adoption, but plan to select a transition method by the middle of 2017.
In February 2016, FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The guidance will be applied on a modified retrospective basis with the earliest period presented. Based on the

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

effective date, this guidance would apply beginning January 2019 which is when we plan to adopt this ASU. While we are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our leases, we expect the adoption will lead to a material increase in the assets and liabilities recorded on our consolidated balance sheet. As part of our assessment, we will need to determine the impact of lease extension provisions provided in our facility and vehicle leases which will impact the amount of the right of use asset and lease liability recorded under the new ASU.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholdings requirements, as well as classification in the consolidated statement of cash flows. The guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. We are currently evaluating the impact of the updated guidance and believe the adoption of the guidance will impact our accounting for excess tax benefits and deficiencies. We are in the process of determining the financial statement impact and are currently unable to estimate the impact on our consolidated financial statements and related disclosures.
Note 13. Selected Quarterly Financial Data (Unaudited)
(Amounts in thousands except per share information)

2016:	Net Sales	Gross Profit	Pre-tax Earnings	Net Earnings	Basic Net Earnings per Share (1)	Diluted Net Earnings per Share
First quarter	$986,680	491,460	199,851	126,227	0.44	0.44
Second quarter	1,014,287	501,592	207,817	131,521	0.46	0.45
Third quarter	1,013,122	499,834	201,239	126,925	0.44	0.44
Fourth quarter	947,947	471,891	180,822	114,805	0.40	0.40
Total	$3,962,036	1,964,777	789,729	499,478	1.73	1.73

2015:	Net Sales	Gross Profit	Pre-tax Earnings	Net Earnings	Basic Net Earnings per Share	Diluted Net Earnings per Share
First quarter	$953,317	484,050	203,512	127,606	0.43	0.43
Second quarter	997,827	502,087	225,099	140,357	0.48	0.48
Third quarter	995,250	502,225	219,204	136,494	0.47	0.47
Fourth quarter	922,793	460,572	178,205	111,904	0.39	0.39
Total	$3,869,187	1,948,934	826,020	516,361	1.77	1.77
(1) Amounts may not foot due to rounding difference.
***End of Notes to Consolidated Financial Statements***

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)
provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

/s/ Daniel L. Florness	/s/ Holden Lewis
Daniel L. Florness	Holden Lewis
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Winona, Minnesota
February 6, 2017

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Incorporated herein by reference is the information appearing under the headings 'Proposal #1—Election of Directors', 'Corporate Governance and Director Compensation—Board Leadership Structure and Committee Membership', 'Corporate Governance and Director Compensation—Audit Committee', and 'Corporate Governance and Director Compensation—Section 16(a) Beneficial Ownership Reporting Compliance' in the Proxy Statement.
There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors since our last report.
In January 2004, our board of directors adopted a supplement to our existing standards of conduct designed to qualify the standards of conduct as a code of ethics within the meaning of Item 406(b) of Regulation S-K promulgated by the SEC ('Code of Ethics'). The standards of conduct, as supplemented, apply to all of our directors, officers, and employees, including without limitation our chief executive officer, chief financial officer, principal accounting officer, and controller (if any), and persons performing similar functions ('Senior Financial Officers'). Those portions of the standards of conduct, as supplemented, that constitute a required element of a Code of Ethics are available without charge by submitting a request to us pursuant to the directions detailed under 'Does Fastenal have a Code of Conduct?' on the 'Investor FAQs' page of the 'Investor Relations' section of our website at www.fastenal.com. In the event we amend or waive any portion of the standards of conduct, as supplemented, that constitutes a required element of a Code of Ethics and such amendment or waiver applies to any of our Senior Financial Officers, we intend to post on our website, within four business days after the date of such amendment or waiver, a brief description of such amendment or waiver, the name of each Senior Financial Officer to whom the amendment or waiver applies, and the date of the amendment or waiver.
The executive officers of Fastenal Company are:

Name	Employee of Fastenal Since	Age	Position
Daniel L. Florness	1996	53	President, Chief Executive Officer, and Director
William J. Drazkowski	1995	45	Executive Vice President – National Accounts Sales
Leland J. Hein	1985	56	Senior Executive Vice President – Sales
James C. Jansen	1992	46	Executive Vice President – Manufacturing
Holden Lewis	2016	47	Executive Vice President and Chief Financial Officer
Sheryl A. Lisowski	1994	49	Controller, Chief Accounting Officer, and Treasurer
Nicholas J. Lundquist	1979	59	Senior Executive Vice President – Operations
Charles S. Miller	1999	42	Executive Vice President – Sales
Terry M. Owen	1999	48	Senior Executive Vice President – Sales Operations
Gary A. Polipnick	1983	54	Executive Vice President – FAST Solutions®
John L. Soderberg	1993	45	Executive Vice President – Information Technology
Jeffery M. Watts	1996	45	Executive Vice President – International Sales
Reyne K. Wisecup	1988	53	Senior Executive Vice President – Human Resources and Director
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
Mr. Drazkowski has been our executive vice president - national accounts sales since December 2016. From October 2014 to December 2016, Mr. Drazkowski was our vice president - national accounts sales. From September 2013 to September 2014, he served as regional vice president of our Minnesota based region, and from November 2007 to August 2013, he served as one of our district managers. Prior to November 2007, Mr. Drazkowski served in various sales leadership roles at our Company.
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

Mr. Jansen has been our executive vice president – manufacturing since January 2016. Mr. Jansen's responsibilities include oversight of our manufacturing operations. From December 2010 to December 2015, Mr. Jansen was our executive vice president - operations. From November 2007 to December 2010, Mr. Jansen was our executive vice president – internal operations. From May 2005 to November 2007, Mr. Jansen served as our leader of systems development (this role encompassed both information systems and distribution systems development). From April 2000 to April 2005, Mr. Jansen served as sales leader of our Texas based region.
Mr. Lewis has been our executive vice president and chief financial officer since August 2016. From April 2016 to July 2016, Mr. Lewis was a senior vice president/equity research-industrial technology with FBR Capital Markets & Co. (a full-service investment bank). From September 2014 to January 2016, Mr. Lewis was a managing director/equity research-industrial technology with Oppenheimer & Co Inc. (a full-service investment bank). From August 2002 to August 2014, Mr. Lewis was a managing director/equity research-industrial manufacturing & distribution with BB&T Capital Markets, a division of BB&T Securities LLC (a full-service investment bank). Prior to August 2002, Mr. Lewis held similar roles with various other organizations since 1994. In each of Mr. Lewis' positions prior to joining Fastenal, he was responsible for studying the strategic and financial direction of companies for the purpose of making investment recommendations to institutional clients.
Ms. Lisowski has been our controller, chief accounting officer, and treasurer since August 2016. Ms. Lisowski was our controller and chief accounting officer from October 2013 to August 2016, and also served as our interim chief financial officer from January 2016 to August 2016. From March 2007 to October 2013, Ms. Lisowski served as our controller – accounting operations. Ms. Lisowski joined Fastenal in 1994 and, prior to March 2007, served in various roles of increasing responsibility within our finance and accounting team.
Mr. Lundquist has been our senior executive vice president - operations since December 2016. Mr. Lundquist's responsibilities include distribution development, product development, supplier development, and supply chain. From July 2012 to December 2016, Mr. Lundquist was our executive vice president - operations. From November 2007 to July 2012, he was one of our executive vice presidents - sales, and from December 2002 to November 2007, he was our executive vice president and chief operating officer.
Mr. Miller has been our executive vice president - sales since November 2015. Mr. Miller's responsibilities include sales and operational oversight of our eastern United States business. From January 2009 to October 2015, Mr. Miller served as regional vice president of our southeast central region based primarily in Tennessee and Kentucky. Prior to January 2009, Mr. Miller served in various sales leadership roles at our Company.
Mr. Owen has been our senior executive vice president – sales operations since January 2016. Mr. Owen's responsibilities include oversight of our information technology, sales operations and support, international sales, national accounts, FAST Solutions®, and manufacturing operations. From July 2015 to December 2015, Mr. Owen was one of our executive vice president – sales. From May 2014 to June 2015, Mr. Owen served as our executive vice president – e-business, and from December 2007 to May 2014, Mr. Owen was regional vice president of our Texas based and Mexico regions. Prior to December 2007, Mr. Owen served in various distribution center leadership roles at our Company.
Mr. Polipnick has been our executive vice president – FAST Solutions® since January 2016. Mr. Polipnick's responsibilities include our FAST Solutions® programs and store inventory modeling and merchandising programs. From July 2015 to December 2015, Mr. Polipnick was our executive vice president – e-business. From July 2012 to June 2015, Mr. Polipnick served as one of our executive vice president – sales. From November 2007 to July 2012, Mr. Polipnick was regional vice president of our Winona based region. Prior to November 2007, Mr. Polipnick served in various sales leadership roles at our Company.
Mr. Soderberg has been our executive vice president – information technology since May 2016. From May 2014 to May 2016, Mr. Soderberg served as our executive vice president - sales operations and support. From April 2010 to May 2014, Mr. Soderberg was one of our vice presidents – sales. From April 2005 to April 2010, Mr. Soderberg served as regional vice president of our Washington based region. Prior to April 2005, Mr. Soderberg served in various sales leadership roles at our Company.
Mr. Watts has been our executive vice president - international sales since December 2016. From March 2015 to December 2016, Mr. Watts was our vice president - international sales. From June 2005 to February 2015, he served as regional vice president of our Canadian region. Prior to June 2005, Mr. Watts served in various sales leadership roles at our Company.
Ms. Wisecup has been our senior executive vice president - human resources since December 2016. From November 2007 to December 2016, Ms. Wisecup was our executive vice president - human resources. Prior to November 2007, she served in various support roles, including director of employee development. Ms. Wisecup has also served as one of our directors since 2000.
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
Incorporated herein by reference is the information appearing under the heading 'Security Ownership of Principal Shareholders and Management' in the Proxy Statement.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,757,947	$46.81	5,695,743
Equity compensation plans not approved by security holders	—	—	—
Total	3,757,947		5,695,743

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference is the information appearing under the headings 'Corporate Governance and Director Compensation—Director Independence and Other Board Matters', 'Corporate Governance and Director Compensation—Related Person Transaction Approval Policy', and 'Corporate Governance and Director Compensation—Transactions with Related Persons' in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated herein by reference is the information appearing under the heading 'Audit and Related Matters—Audit and Related Fees' and 'Audit and Related Matters—Pre-Approval of Services' in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1. Financial Statements:
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Earnings for the years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
2. Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts
3. Exhibits:

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 10-Q for the quarter ended March 31, 2012)
3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company's Form 8-K dated as of October 15, 2010 (file no. 000-16125))
4.1	Form of Senior Notes due July 20, 2021 (incorporated by reference to Exhibit 4.1 to Fastenal Company’s Form 8‑K dated as of July 20, 2016)
4.2	Form of Senior Notes due July 20, 2022 (incorporated by reference to Exhibit 4.2 to Fastenal Company’s Form 8‑K dated as of July 20, 2016)
10.1
Description of Bonus Arrangements for Executive Officers (incorporated by reference to the information appearing under the heading 'Executive Compensation – Compensation Discussion and Analysis' in the Proxy Statement)*

10.2	Fastenal Company Stock Option Plan as amended and restated effective as of December 12, 2014 (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated December 17, 2014)*
10.3	Fastenal Company Incentive Plan (incorporated by reference to Appendix A to Fastenal Company's Proxy Statement dated February 23, 2012)*
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

10.5
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

13	Portions of 2016 Annual Report to Shareholders not included in this Form 10-K (only those sections specifically incorporated by reference in this Form 10-K shall be deemed filed with the SEC)
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from Fastenal Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 6, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

We will furnish copies of these Exhibits upon request and payment of our reasonable expenses in furnishing the Exhibits.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

FASTENAL COMPANY
Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2016, 2015, and 2014
(Amounts in thousands)

Description	Balance at Beginning of Year	“Additions” Charged to Costs and Expenses		“Other” Additions (Deductions)	“Less” Deductions		Balance at End of Year
Year ended December 31, 2016
Allowance for doubtful accounts	$11,729	8,550		—	9,030		11,249
Insurance reserves	$31,821	62,313	(1)	—	59,494	(2)	34,640
Year ended December 31, 2015
Allowance for doubtful accounts	$12,619	8,769		—	9,659		11,729
Insurance reserves	$31,137	54,341	(1)	—	53,657	(2)	31,821
Year ended December 31, 2014
Allowance for doubtful accounts	$9,248	11,480		—	8,109		12,619
Insurance reserves	$30,880	52,858	(1)	—	52,601	(2)	31,137
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

Date:	February 6, 2017

FASTENAL COMPANY

By	/s/ Daniel L. Florness
Daniel L. Florness, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 6, 2017

/s/ Daniel L. Florness	/s/ Holden Lewis
Daniel L. Florness, President and Chief Executive Officer (Principal Executive Officer), and Director	Holden Lewis, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Sheryl A. Lisowski
Sheryl A. Lisowski, Controller, Chief Accounting Officer, and Treasurer (Principal Accounting Officer)

/s/ Willard D. Oberton	/s/ Darren R. Jackson
Willard D. Oberton, Director (Chairman)	Darren R. Jackson, Director

/s/ Michael J. Ancius	/s/ Daniel L. Johnson
Michael J. Ancius, Director	Daniel L. Johnson, Director

/s/ Michael J. Dolan	/s/ Scott A. Satterlee
Michael J. Dolan, Director	Scott A. Satterlee, Director

/s/ Stephen L. Eastman	/s/ Reyne K. Wisecup
Stephen L. Eastman, Director	Reyne K. Wisecup, Director

/s/ Rita J. Heise
Rita J. Heise, Director

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	Incorporated by Reference
3.2	Restated By-Laws of Fastenal Company	Incorporated by Reference
4.1	Form of Senior Notes due July 20, 2021	Incorporated by Reference
4.2	Form of Senior Notes due July 20, 2022	Incorporated by Reference
10.1	Description of Bonus Arrangements for Executive Officers	Incorporated by Reference
10.2	Fastenal Company Stock Option Plan as amended and restated effective as of December 12, 2014	Incorporated by Reference
10.3	Fastenal Company Incentive Plan	Incorporated by Reference
10.4
Credit Agreement dated as of May 1, 2015 among Fastenal Company, the Lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, as amended by the First Amendment to Credit Agreement dated as of November 23, 2015
Incorporated by Reference
10.5
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
Incorporated by Reference
13	Portions of 2016 Annual Report to Shareholders not included in this Form 10-K (only those sections specifically incorporated by reference in this Form 10-K shall be deemed filed with the SEC)	Electronically Filed
21	List of Subsidiaries	Electronically Filed
23	Consent of Independent Registered Public Accounting Firm	Electronically Filed
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed
32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed
EX 101.INS	XBRL Instance Document	Electronically Filed
EX 101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Filed
EX 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Electronically Filed
EX 101.DEF	XBRL Taxonomy Definition Linkbase Document	Electronically Filed
EX 101.LAB	XBRL Taxonomy Label Linkbase Document	Electronically Filed
EX 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Electronically Filed