Form 10-Q
period 2017-03-31
FASTENAL CO
filed 2017-04-17
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017, or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class	Outstanding at April 11, 2017
Common Stock, par value $.01 per share	289,263,924

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in millions except share and per share information)

	(Unaudited)
Assets	March 31, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$134.3	112.7
Trade accounts receivable, net of allowance for doubtful accounts of $11.5 and $11.2, respectively	574.7	499.7
Inventories	1,007.4	993.0
Prepaid income taxes	—	12.9
Other current assets	94.3	102.5
Total current assets	1,810.7	1,720.8

Property and equipment, net	890.7	899.7
Other assets	85.0	48.4

Total assets	$2,786.4	2,668.9

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$10.9	10.5
Accounts payable	129.7	108.8
Accrued expenses	163.5	156.4
Income taxes payable	65.5	—
Total current liabilities	369.6	275.7

Long-term debt	354.1	379.5
Deferred income tax liabilities	81.0	80.6

Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized; 289,263,924 and 289,161,924 shares issued and outstanding, respectively	2.9	2.9
Additional paid-in capital	41.5	37.4
Retained earnings	1,981.7	1,940.1
Accumulated other comprehensive loss	(44.4)	(47.3)
Total stockholders' equity	1,981.7	1,933.1
Total liabilities and stockholders' equity	$2,786.4	2,668.9
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Amounts in millions except earnings per share)

	(Unaudited)
	Three Months Ended March 31,
	2017	2016
Net sales	$1,047.7	986.7

Cost of sales	529.7	495.2
Gross profit	518.0	491.5

Operating and administrative expenses	305.9	290.2
(Gain) loss on sale of property and equipment	(0.4)	0.1
Operating income	212.5	201.2

Interest income	0.1	0.1
Interest expense	(1.7)	(1.4)

Earnings before income taxes	210.9	199.9

Income tax expense	76.7	73.7

Net earnings	$134.2	126.2

Basic net earnings per share	$0.46	0.44

Diluted net earnings per share	$0.46	0.44

Basic weighted average shares outstanding	289.2	288.8

Diluted weighted average shares outstanding	289.5	289.1
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)

	(Unaudited)
	Three Months Ended March 31,
	2017	2016
Net earnings	$134.2	126.2
Other comprehensive income, net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2017 and 2016)	2.9	13.7
Comprehensive income	$137.1	139.9
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)

	(Unaudited)
	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net earnings	$134.2	126.2
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisition:
Depreciation of property and equipment	29.9	23.3
(Gain) loss on sale of property and equipment	(0.4)	0.1
Bad debt expense	2.2	2.1
Deferred income taxes	0.4	1.8
Stock-based compensation	1.2	1.0
Amortization of intangible assets	0.8	0.1
Changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(70.0)	(64.4)
Inventories	1.4	(47.1)
Other current assets	8.2	13.5
Accounts payable	17.6	32.5
Accrued expenses	7.1	(5.8)
Income taxes	78.4	83.9
Other	(0.6)	(0.7)
Net cash provided by operating activities	210.4	166.5

Cash flows from investing activities:
Purchases of property and equipment	(21.2)	(29.7)
Cash paid for acquisition	(57.9)	—
Proceeds from sale of property and equipment	2.1	0.9
Other	1.9	(0.1)
Net cash used in investing activities	(75.1)	(28.9)

Cash flows from financing activities:
Proceeds from debt obligations	240.0	180.0
Payments against debt obligations	(265.0)	(175.0)
Proceeds from exercise of stock options	2.9	20.5
Purchases of common stock	—	(59.5)
Payments of dividends	(92.6)	(86.5)
Net cash used in financing activities	(114.7)	(120.5)

Effect of exchange rate changes on cash and cash equivalents	1.0	4.5

Net increase in cash and cash equivalents	21.6	21.6

Cash and cash equivalents at beginning of period	112.7	129.0
Cash and cash equivalents at end of period	$134.3	150.6

Supplemental disclosure of cash flow information:
Cash paid for interest	$1.5	1.4
Net cash received for income taxes	$(2.2)	(12.2)
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2017 and 2016
(Unaudited)

(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as the Company, Fastenal, or by terms such as we, our, or us) have been prepared in accordance with U.S. generally accepted accounting principles ('GAAP') for interim financial information. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in our consolidated financial statements as of and for the year ended December 31, 2016. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Recently Adopted Accounting Pronouncements
Effective January 1, 2017, we adopted the Financial Accounting Standards Board ('FASB') Accounting Standards Update ('ASU') 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard update simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the Condensed Consolidated Statements of Cash Flows. As a result of the adoption, on a prospective basis, we recognized $0.5 of excess tax benefits from stock-based compensation as a discrete item in our income tax expense for the three months ended March 31, 2017. Historically, these amounts were recorded as additional paid-in capital. Upon adoption, we elected to apply the change retrospectively to our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016, which resulted in a reclassification of excess tax benefits from stock-based compensation of $5.1 from cash flows from financing activities to cash flows from operating activities. We elected not to change our policy on accounting for forfeitures and will continue to estimate a requisite forfeiture rate. Additional amendments to the accounting for income taxes and minimum statutory withholding requirements had no impact on our results of operations.
Recently Issued Accounting Pronouncements
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 was to become effective for us beginning January 2017; however, ASU 2015-14 defers our effective date until January 2018, which is when we plan to adopt this standard. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. While we are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our contracts with customers, we do not currently expect a material impact on our results of operations, cash flows or financial position. We anticipate we will expand our consolidated financial statement disclosures in order to comply with the ASU. We have not yet decided on our transition method upon adoption, but plan to select a transition method by the middle of 2017.
In February 2016, FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The guidance will be applied on a modified retrospective basis with the earliest period presented. Based on the effective date, this guidance would apply beginning January 2019 which is when we plan to adopt this ASU. While we are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our leases, we expect the adoption will lead to a material increase in the assets and liabilities recorded on our Condensed Consolidated Balance Sheets. As part of our assessment, we will need to determine the impact of lease extension provisions provided in our facility and vehicle leases which will impact the amount of the right of use asset and lease liability recorded under the ASU.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2017 and 2016
(Unaudited)

(2) Acquisition
On March 31, 2017, we acquired certain assets and assumed certain liabilities of Manufacturers Supply Company (‘Mansco’). Mansco, headquartered in Hudsonville, Michigan is a distributor of industrial and fastener supplies. The total purchase price for this acquisition was $57.9 payable in cash at closing and a contingent consideration arrangement that requires us to pay the former owner of Mansco up to a maximum amount of $2.5 (undiscounted) in cash based on sales growth of the acquired business. The fair value of the contingent consideration arrangement of $1.3 was estimated by applying the income approach, which is a level 3 measurement under the fair value hierarchy. We funded the purchase price for the Mansco acquisition with the proceeds from a debt issuance, during the first quarter of 2017, of a new series of senior unsecured promissory notes under our master note agreement in the aggregate principal amount of $60.0.
The preliminary fair value allocation for assets acquired and liabilities assumed at the acquisition date is summarized below.

Current assets	$21.7
Property and equipment	0.9
Other assets - intangible assets and goodwill	39.8
Current liabilities	(3.2)
Total purchase price	$59.2
The estimated fair values are preliminary and subject to adjustment. The intangible assets and goodwill are deductible for income tax purposes.
(3) Stockholders' Equity
Dividends
On April 11, 2017, our board of directors declared a dividend of $0.32 per share of common stock. This dividend is to be paid in cash on May 24, 2017 to shareholders of record at the close of business on April 26, 2017. Since 2011, we have paid quarterly dividends. Our board of directors expects to continue paying quarterly dividends, provided the future determination as to payment of dividends will depend on the financial needs of the Company and such other factors as deemed relevant by the board of directors.
The following table presents the dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2017	2016
First quarter	$0.32	0.30
Second quarter	0.32	0.30
Third quarter		0.30
Fourth quarter		0.30
Total	$0.64	1.20

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2017 and 2016
(Unaudited)

Stock Options
The following tables summarize the details of options granted under our stock option plan that were still outstanding as of March 31, 2017, and the assumptions used to value these grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	March 31, 2017
Date of Grant				Options Outstanding	Options Exercisable
January 3, 2017	764,789	$47.00	$46.95	751,813	—
April 19, 2016	845,440	$46.00	$45.74	777,409	—
April 21, 2015	893,220	$42.00	$41.26	718,122	—
April 22, 2014	955,000	$56.00	$50.53	587,500	116,250
April 16, 2013	205,000	$54.00	$49.25	115,000	3,500
April 17, 2012	1,235,000	$54.00	$49.01	968,250	673,250
April 19, 2011	410,000	$35.00	$31.78	74,800	37,300
April 20, 2010	530,000	$30.00	$27.13	115,300	62,800
April 21, 2009	790,000	$27.00	$17.61	227,900	185,400
April 15, 2008	550,000	$27.00	$24.35	4,500	4,500
Total	7,178,449			4,340,594	1,083,000

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 3, 2017	1.9%	5.00	2.6%	24.49%	$8.40
April 19, 2016	1.3%	5.00	2.6%	26.34%	$8.18
April 21, 2015	1.3%	5.00	2.7%	26.84%	$7.35
April 22, 2014	1.8%	5.00	2.0%	28.55%	$9.57
April 16, 2013	0.7%	5.00	1.6%	37.42%	$12.66
April 17, 2012	0.9%	5.00	1.4%	39.25%	$13.69
April 19, 2011	2.1%	5.00	1.6%	39.33%	$11.20
April 20, 2010	2.6%	5.00	1.5%	39.10%	$8.14
April 21, 2009	1.9%	5.00	1.0%	38.80%	$3.64
April 15, 2008	2.7%	5.00	1.0%	30.93%	$7.75
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the three-month periods ended March 31, 2017 and 2016 was $1.2 and $1.0, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of March 31, 2017 was $18.4

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2017 and 2016
(Unaudited)

and is expected to be recognized over a weighted average period of 4.77 years. Any future changes in estimated forfeitures will impact this amount.
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings per share calculation because they were anti-dilutive:

	Three-month Period
Reconciliation	2017	2016
Basic weighted average shares outstanding	289,242,447	288,808,019
Weighted shares assumed upon exercise of stock options	213,494	315,584
Diluted weighted average shares outstanding	289,455,941	289,123,603

	Three-month Period
Summary of Anti-dilutive Options Excluded	2017	2016
Options to purchase shares of common stock	3,204,951	2,661,571
Weighted average exercise price of options	$50.83	50.89
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
(4) Income Taxes
Fastenal files income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2014 in the case of United States federal and foreign examinations and 2012 in the case of state and local examinations.
As of March 31, 2017 and 2016, liabilities recorded related to gross unrecognized tax benefits were $5.5 and $5.8, respectively. Included in these liabilities for gross unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. We do not anticipate significant changes in total unrecognized tax benefits during the next twelve months.

(5) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $75.9. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote other than where we have established an accrual for estimated losses, which is immaterial at March 31, 2017. To the extent our fleet contains vehicles we estimate will settle at a gain, such gains on these vehicles will be recognized when we sell the vehicle.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2017 and 2016
(Unaudited)

(6) Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	March 31, 2017	December 31, 2016
Outstanding loans under unsecured revolving credit facility	$220.0	305.0
2.00% senior unsecured promissory note payable	40.0	40.0
2.45% senior unsecured promissory note payable	35.0	35.0
3.22% senior unsecured promissory note payable	60.0	—
Note payable under asset purchase agreement	10.0	10.0
Total debt	365.0	390.0
Less: Current portion of debt	(10.9)	(10.5)
Long-term debt	$354.1	379.5

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation	$36.3	36.3
Unsecured Revolving Credit Facility
We have a $700.0 committed unsecured revolving credit facility ('Credit Facility'). The Credit Facility includes a committed letter of credit subfacility of $55.0. The commitments under the Credit Facility will expire (and any borrowings outstanding under the Credit Facility will become due and payable) on March 10, 2020. In the next twelve months, we have the ability and intent to repay a portion of the outstanding loans using cash; therefore, we have classified this portion as a current liability. The Credit Facility contains certain financial and other covenants, and our right to borrow under the Credit Facility is conditioned upon, among other things, our compliance with these covenants. We are currently in compliance with these covenants.
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to the London Interbank Offered Rate ('LIBOR') for interest periods of various lengths selected by us, plus 0.95%. Based on the interest periods we have chosen, our weighted per annum interest rate at March 31, 2017 was approximately 1.9%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our usage of the Credit Facility.
Senior Unsecured Promissory Notes Payable
On July 20, 2016 (the 'Effective Date'), we entered into a master note agreement (the 'Master Note Agreement') with certain institutional lenders, pursuant to which, during the period commencing on the Effective Date and ending three years thereafter, we may issue at our discretion in private placements, and the institutional lenders may purchase at their discretion, senior unsecured promissory notes of the Company (the 'Notes') in the aggregate principal amount outstanding from time to time of up to $200.0. The Notes will bear interest at either a fixed rate, or a floating rate based on LIBOR for an interest period of one, three, or six months. The Notes will mature no later than 12 years after the date of issuance thereof, in the case of fixed rate Notes, or 10 years after the date of issuance thereof, in the case of floating rate Notes. All of the Notes will be prepayable at our option in whole or in part. The Master Note Agreement contains certain financial and other covenants. We are currently in compliance with these covenants.
Three series of unsecured senior Notes are currently outstanding under the Master Note Agreement. The first series of Notes ('Series A'), was issued on the Effective Date, is in an aggregate principal amount of $40.0, is due and payable in full on July 20, 2021, and bears interest at a fixed rate of 2.00% per annum. The second series of Notes ('Series B'), was issued on the Effective Date, is in an aggregate principal amount of $35.0, is due and payable in full on July 20, 2022, and bears interest at a fixed rate of 2.45% per annum. The third series of Notes ('Series C'), was issued on March 1, 2017, is in an aggregate principal amount of $60.0, is due and payable in full on March 1, 2024, and bears interest at a fixed rate of 3.22% per annum. There is no amortization of these Notes prior to their maturity dates. Interest on the Notes is payable quarterly in arrears on January 20, April 20, July 20, and October 20 of each year. The carrying value of the Notes approximates fair value. The fair value was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as a level 2 measurement under the fair value hierarchy.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2017 and 2016
(Unaudited)

Note Payable Under Asset Purchase Agreement
On December 7, 2015, we signed an agreement to purchase, effective January 2, 2017 ('Asset Purchase Effective Date'), certain assets related to the collection and management of certain portions of our business and financial data from Apex Industrial Technologies, LLC ('Apex'), a provider of automated point-of-use dispensing and supply chain technologies. The agreement includes a transition arrangement which requires us to assume responsibility for certain software that is licensed by Apex. The total consideration for the assets is $27.0, of which $12.0 was paid in cash in December 2015 in advance of the Asset Purchase Effective Date. The remaining $15.0 is payable in installments pursuant to an unsecured note. The first $5.0 installment was paid in December 2016, while the two remaining installments of $5.0 each will be paid in June 2017 and December 2017. The note bears interest at an annual rate of 0.56%. Interest on the unpaid principal balance of the note is due and payable on the last day of each calendar quarter.
(7) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2016 annual report on Form 10-K in Note 9 of the Notes to Consolidated Financial Statements. As of March 31, 2017, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.
(8) Subsequent Events
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

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Dollar amounts are stated in millions except for share and per share amounts and where otherwise noted. Throughout this document, percentage calculations may not be able to be recalculated due to rounding of dollar values.
Business
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of approximately 2,500 company-owned stores. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance, repair, and operations (MRO). The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our product include farmers, truckers, railroads, oil exploration, production, and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our stores and customers are primarily located in North America.
Our motto is Growth through Customer Service®. We are a growth-centric organization focused on identifying 'drivers' that will allow us to get closer to our customers and gain market share in what we believe remains a fragmented industrial distribution market. Our growth drivers have evolved, and can be expected to continue to evolve, over time.
Executive Overview
Net sales increased $61.0, or 6.2%, in the first quarter of 2017 relative to the first quarter of 2016. Our gross profit, as a percentage of net sales, decreased to 49.4% in the first quarter of 2017 from 49.8% in the first quarter of 2016. Our operating income as a percentage of net sales decreased to 20.3% in the first quarter of 2017 from 20.4% in the first quarter of 2016. Our net earnings during the first quarter of 2017 were $134.2, an increase of 6.3% when compared to the first quarter of 2016. Our diluted net earnings per share were $0.46 during the first quarter of 2017 compared to $0.44 during the first quarter of 2016.
On March 31, 2017, we acquired certain assets and assumed certain liabilities of Mansco for a purchase price of $57.9 payable in cash at closing and a contingent consideration arrangement that requires us to pay the former owner of Mansco up to a maximum amount of $2.5 (undiscounted) in cash based on sales growth of the acquired business. We funded the purchase price for the Mansco acquisition with the proceeds from a debt issuance, during the first quarter of 2017, of a new series of senior unsecured promissory notes under our master note agreement in the aggregate principal amount of $60.0.
We continue to focus on our growth driver initiatives to facilitate continued growth. During the first quarter of 2017, we signed 43 new national account contracts (defined as new customer accounts with a multi-site contract). Additionally, we signed 64 new Onsite customer locations (defined as dedicated sales and service provided from within the customer's facility) and 5,437 new industrial vending machines in the first quarter of 2017.
The table below summarizes our store and Onsite employee count and our total employee count at the end of the periods presented, and changes in that count from the end of the prior periods to the end of the most recent period. This is intended to demonstrate our change in energy (or capacity). The final three items below summarize our investments in industrial vending machines, Onsite locations, and store locations.

			Change Since:		Change Since:
	Q1 2017	Q4 2016	Q4 2016	Q1 2016	Q1 2016
End of period total store and Onsite employee count	13,169	12,966	1.6%	13,658	-3.6%
End of period total employee count	19,822	19,624	1.0%	20,509	-3.3%

Industrial vending machines (installed device count) (1)	64,430	62,822	2.6%	56,889	13.3%
Number of active Onsite locations	437	401	9.0%	289	51.2%
Number of store locations	2,480	2,503	-0.9%	2,626	-5.6%
(1) In February 2016, we signed an agreement to lease a significant number of industrial vending lockers to one of our customers. These devices do not generate product revenue and are excluded from the count noted above.
During the last twelve months, we have reduced our headcount by 489 people in our stores and 687 people in total. These reductions can be primarily attributed to natural attrition rather than an active headcount reduction program. We continue to add headcount where necessary to support our growth initiatives, notably our Onsite business. However, the softness of the North American industrial economy during 2016 has caused us to more intensively scrutinize our full- and part-time staffing levels outside of these initiatives.
We opened 5 stores and closed 26 stores in the first quarter of 2017. Our store network forms the foundation of our business strategy, and we will continue to open or close stores in 2017 as is deemed necessary to sustain and improve our network and support our growth drivers.
Results of Operations

The following sets forth statement of earnings information (as a percentage of net sales) for the periods ended March 31:

	Three-month Period
	2017	2016
Net sales	100.0%	100.0%
Gross profit	49.4%	49.8%
Operating and administrative expenses	29.2%	29.4%
(Gain) loss on sale of property and equipment	0.0%	0.0%
Operating income	20.3%	20.4%
Net interest expense	-0.2%	-0.1%
Earnings before income taxes	20.1%	20.3%

Note – Amounts may not foot due to rounding difference.
Net Sales
Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
The table below sets forth net sales and daily sales for the periods ended March 31, and changes in such sales from the prior period to the more recent period:

	Three-month Period
	2017	2016
Net sales	$1,047.7	986.7
Percentage change	6.2%	3.5%
Business days	64	64
Daily sales	$16.4	15.4
Percentage change	6.2%	1.9%
Impact of currency fluctuations	0.1%	-0.8%
Impact of acquisitions	0.0%	0.8%
The increase in net sales from the first quarter of 2016 to the first quarter of 2017 was driven primarily by higher unit sales. The higher unit sales resulted primarily from two sources. The first is increased sales at existing store locations. We believe this can be attributable to an improvement in general business activity, which is reflected in a number of metrics. For instance, the Purchasing Managers Index, published by the Institute for Supply Chain Management, averaged 57.0 in the first quarter of 2017, well above 49.8 in the first quarter of 2016 (readings above 50 suggest demand is growing). Sales of fasteners, our most cyclical product line, returned to growth in the first quarter of 2017 for the first time since the first quarter of 2015. We also experienced growth in net sales to 64 of our top 100 accounts in the first quarter of 2017; as recently as the fourth quarter of 2016 this count was 51. As business conditions strengthen, it tends to lift our net sales growth rates as well.
The second source is success within our growth initiatives, four of which stand out. We signed 5,437 industrial vending machines during the first quarter of 2017, an increase of 17.0% over the first quarter of 2016. Net sales through our vending machines continued to grow at or near a double-digit pace during each month of the first quarter of 2017. We signed 64 new Onsite locations during the first quarter of 2017 and had 437 active sites on March 31, 2017, an increase of 51.2% over March 31, 2016. We signed 43 new national account contracts in the first quarter of 2017. Net sales from our national account customers grew 9.2% in the first quarter of 2017 over the first quarter of 2016. At the end of 2015 and through much of 2016, we infused additional product SKUs into many of our stores as a means of enhancing our ability to service customers on a same-day basis. This initiative, which we refer to as CSP 16, builds on similar initiatives we have executed since our original

CSP rollout in 2002. In the first quarter of 2017 products added as part of our various CSP initiatives, including CSP 16, accounted for 14.9% of net sales and daily sales of these products grew 10.4% compared to the first quarter of 2016.
Pricing did not have a meaningful impact on our net sales in the first quarter of 2017. However, we do believe the economic environment became increasingly inflationary over the period.
The Mansco acquisition occurred on March 31, 2017 and therefore had no impact on our net sales in the first quarter of 2017.
Sales by Product Line
The approximate mix of sales from our fastener product line and from our other product lines was as follows for the periods ended March 31:

	Three-month Period
	2017	2016
Fastener product line	35.6%	37.5%
Other product lines	64.4%	62.5%
	100.0%	100.0%
Gross Profit
Our gross profit, as a percentage of net sales, declined 40 basis points to 49.4% in the first quarter of 2017 from 49.8% in the first quarter of 2016.
Approximately 30 basis points of the decline in our gross profit margin is attributable to a change in product and customer mix. Fasteners, which is currently our largest single product line at approximately 35% of net sales, is our highest gross profit product line given the high transaction cost surrounding the sourcing and supply of the product for customers. Any reduction in the mix of our net sales attributable to fasteners, and particularly maintenance fasteners, may negatively impact gross profit. Larger customers, whose more focused buying patterns allow us to offer them better pricing, also influence gross profit. Stores typically achieve higher average net sales disproportionately by growth in the non-fastener product lines and with large customers, causing gross profit margin to decline as average net sales grow. The relatively slower growth that we experienced in the first quarter of 2017 in our fastener product line combined with relatively faster growth from our largest customers contributed to the lower gross profit margin in the period. During the first quarter of 2017, our daily sales of fastener products grew 0.8% and daily sales of non-fastener products grew 9.4%.
The remaining decline in the gross profit margin was attributable to a number of items that had a relatively modest impact on an individual basis. The most significant of these were higher freight expense, which was due to an increase in product movement as business conditions improve, and expenses related to the final stage of a new inventory tracking system. Some expenses related to this latter item may continue into the second quarter of 2017. These factors were partially offset by our ongoing supply chain initiatives such as increasing net sales of Fastenal brands, which carry higher gross profit margins.
Operating and Administrative Expenses
Our operating and administrative expenses (including a gain on the sale of property and equipment), as a percentage of net sales, improved to 29.2% in the first quarter of 2017 from 29.4% in the first quarter of 2016. The primary contributors to this improvement were relatively modest growth in employee related expenses (which represent approximately 65% to 70% of operating and administrative expenses) of 3.7% and in occupancy related expenses (which represent approximately 15% to 20% of operating and administrative expenses) of 1.2%. These were partially offset by sharper growth in our selling transportation expenses (which represent approximately 5% of operating and administrative expenses) of 20.6%, largely due to an increase in the average cost of fuel and consumption.
Employee related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. Our full-time equivalent ('FTE') headcount modestly declined in the first quarter of 2017 when compared to the first quarter of 2016; however, our payroll expenses modestly increased. These increases related to bonuses and commissions due to growth in net sales and net earnings and regulatory driven incremental compensation.

The table below summarizes our average FTE headcount at the end of the periods presented and changes in such headcount from the prior periods to the most recent period:

			Change Since:		Change Since:
	Q1	Q4	Q4	Q1	Q1
	2017	2016	2016	2016	2016
Store and Onsite based	11,197	10,797	3.7%	11,380	-1.6%
Total selling (includes store and Onsite)	12,732	12,325	3.3%	12,931	-1.5%
Distribution	2,407	2,330	3.3%	2,452	-1.8%
Manufacturing	590	571	3.3%	611	-3.4%
Administrative	1,027	1,039	-1.2%	1,051	-2.3%
Total average FTE headcount	16,756	16,265	3.0%	17,045	-1.7%
Occupancy related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our stores and distribution locations, and (4) industrial vending equipment (we consider the vending equipment, excluding leased locker equipment, to be a logical extension of our store operation and classify the depreciation and repair costs as occupancy expense). The slight increase in occupancy-related expenses for the first quarter of 2017, when compared to the first quarter of 2016, was mainly driven by an increase in costs related to industrial vending equipment, which were partially offset by a modest decline in cumulative store occupancy and utility expense due to a reduction in store counts.
Our selling transportation expenses consist primarily of our store fleet as most of the distribution fleet costs are included in cost of sales. These costs include: (1) expenses for our fleet of vehicles, and (2) fuel expense. Selling transportation costs for the first quarter of 2017 increased when compared to the first quarter of 2016. We increased the size of our field-based vehicle fleet which resulted in higher expenses. However, the larger impact was a 37.5% increase in fuel expense due to higher fuel prices and consumption during the period.
Aside from these larger impacts, our operating and administrative expenses were also affected by increases in spending on information technology, as well as the absence of supplier incentives that existed in the first quarter of 2016 related to inventory purchases as part of our CSP 16 initiative.
Net Interest Expense
Our net interest expense was $1.6 in the first quarter of 2017 compared to $1.3 in the first quarter of 2016. This increase was caused by higher average interest rates over the period.
Income Taxes
Income tax expense, as a percentage of earnings before income taxes, was approximately 36.4% in the first quarter of 2017 versus 36.8% for the first quarter 2016. The decline resulted primarily from the adoption of a new accounting standard (ASU 2016-09) in the first quarter of 2017. This standard addresses the accounting for excess tax benefits for share-based payments that were previously recorded in additional paid-in capital on the balance sheet and will now be recognized in income tax expense on the income statement. Additional reductions arose from changes in our reserve for uncertain tax positions. A more detailed description of the impact of the adoption of ASU 2016-09 is included in Note 1 of the Notes to Condensed Consolidated Financial Statements.
Net Earnings
Our net earnings during the first quarter of 2017 were $134.2, an increase of 6.3% when compared to the first quarter of 2016. Our diluted net earnings per share were $0.46 during the first quarter of 2017 compared to $0.44 during the first quarter of 2016.

Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended March 31:

	Three-month Period
	2017	2016
Net cash provided by operating activities	$210.4	166.5
Percentage of net earnings	156.8%	131.9%
Net cash used in investing activities	$75.1	28.9
Net cash used in financing activities	$114.7	120.5
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased in the first quarter of 2017 relative to the first quarter of 2016. It increased primarily due to our net earnings growth and the absence of a significant working capital investment in inventory in the first quarter of 2016 related to our CSP 16 rollout.
The dollar and percentage change in accounts receivable, net and inventories from March 31, 2016 to March 31, 2017 were as follows:

	March 31:		Twelve-month Dollar Change	Twelve-month Percentage Change
	2017	2016	2017	2017
Accounts receivable, net	$574.7	533.5	$41.2	7.7%
Inventories	1,007.4	965.1	42.3	4.4%
Total	$1,582.1	1,498.5	$83.6	5.6%

Net sales in last two months	$711.7	678.3	$33.4	4.9%
Note - Amounts may not foot due to rounding difference.
The growth in our net accounts receivable from March 31, 2016 to March 31, 2017 was attributable in part to the Mansco acquisition. Absent that, receivables growth was broadly consistent with our net sales growth and was attributable primarily to an increase in general business activity. In any given period and over time the strong growth of our international business and of our large customer accounts can result in faster growth in receivables relative to net sales growth.
Our growth in inventory balances over time does not have as direct a relationship to our monthly sales patterns as does our growth in accounts receivable. The most significant contributors to the increase in inventory from March 31, 2016 to March 31, 2017 were the completion of the CSP 16 rollout in 2016 and the Mansco acquisition.
Net Cash Used in Investing Activities
Net cash used in investing activities increased from the first quarter of 2016 to the first quarter of 2017 primarily due to the cash paid for the Mansco acquisition on March 31, 2017 which was partially offset by decreases in net capital expenditures.
During the first quarter of 2017, our net capital expenditures were $19.1 (or 14.2% of net earnings), which is a decrease of 33.7% from the first quarter of 2016. The decrease was the result of lower spending related to shelving and signage associated with CSP 16 and the addition of pick-up trucks. Capital expenditures in the first three months of 2017 and 2016 consisted of: (1) the purchase of software and hardware for our information processing systems, (2) the addition of pick-up trucks, (3) the purchase of signage, shelving, and other fixed assets related to store openings and our CSP 16 initiative, (4) the addition of manufacturing and warehouse equipment, including automation systems equipment, (5) the expansion or improvement of certain owned or leased store properties, and (6) purchases related to industrial vending. Of these factors, items (1), (2), and (4) had the greatest impact to our capital expenditures in the first quarter of 2017. Disposals of property and equipment consisted of the planned disposition of certain pick-up trucks, as well as distribution vehicles and trailers, in the normal course of business.
Cash requirements for capital expenditures were satisfied from cash generated from operations, available cash and cash equivalents, our borrowing capacity, and the proceeds of disposals.

Net Cash Used in Financing Activities
Net cash used in financing activities in the first three months of 2017 consisted of the payment of dividends and payments against debt obligations, which were partially offset by proceeds from the exercise of stock options and proceeds from debt obligations, including the issuance of a new series of senior unsecured promissory notes under our master note agreement in the aggregate principal amount of $60.0. The notes bear interest at a fixed rate of 3.22% per annum and are due and payable in full on March 1, 2024, and were issued to fund the purchase price of the Mansco acquisition. Net cash used in financing activities in the first three months of 2016 consisted of the payment of dividends and purchases of our common stock, which were partially offset by proceeds from the exercise of stock options and borrowings. During the first quarter of 2017, we did not purchase any shares of our common stock. During the first quarter of 2016, we purchased 1,600,000 shares of our common stock at an average price of approximately $37.15 per share. We currently have authority to purchase up to an additional 1,300,000 shares of our common stock. An overview of our dividends paid or declared in 2017 and 2016 is contained in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Critical Accounting Policies – A discussion of our critical accounting policies is contained in our 2016 annual report on Form 10-K.
Recently Issued and Adopted Accounting Pronouncements – A description of recently issued and adopted accounting pronouncements is contained in Note 1 of the Notes to Condensed Consolidated Financial Statements.
Certain Contractual Obligations – A discussion of the nature and amount of certain of our contractual obligations is contained in our 2016 annual report on Form 10-K. That portion of total debt outstanding under our Credit Facility and notes payable classified as long-term, and the maturity of that debt, is described earlier in Note 6 of the Notes to Condensed Consolidated Financial Statements.
Certain Risks and Uncertainties – Certain statements contained in this document do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a historical fact, including estimates, projections, future trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, and our strategies, goals, mission, and vision. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers or geographic locations, changes in our average store size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, weak acceptance or adoption of our vending or Onsite business models, increased competition in industrial vending or Onsite distribution, difficulty in maintaining installation quality as our industrial vending business expands, the leasing to customers of a significant number of additional industrial vending machines, the failure to meet our goals and expectations regarding store openings, store closings, or expansion of our industrial vending or Onsite operations, changes in the implementation objectives of our business strategies, difficulty in hiring, relocating, training or retaining qualified personnel, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to certain market risks from changes in foreign currency exchange rates, commodity steel pricing, commodity energy prices, and interest rates. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments and earnings denominated in foreign currencies. Historically, our primary exchange rate exposure is with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at the end of the period.
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. In the first three months of 2017, we have seen some inflation in overall steel pricing. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.
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
Interest rates - Loans under our Credit Facility bear interest at floating rates tied to LIBOR. As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A 1% increase in LIBOR in the first three months of 2017 would have resulted in approximately $0.6 of additional interest expense. A description of our Credit Facility is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
A description of our legal proceedings, if any, is contained in Note 7 of the Notes to Condensed Consolidated Financial Statements. The description of legal proceedings, if any, in Note 7 is incorporated herein by reference.

ITEM 1A — RISK FACTORS
The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Item 2 of Part I above and in our most recently filed annual report on Form 10-K under Forward-Looking Statements and Item 1A – Risk Factors. There has been no material change in those risk factors.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the first quarter of 2017:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2017	0	$0.00	0	1,300,000
February 1-28, 2017	0	$0.00	0	1,300,000
March 1-31, 2017	0	$0.00	0	1,300,000
Total	0	$0.00	0	1,300,000

(1)
On May 1, 2015, our board of directors authorized the purchase by us of 4,000,000 shares of our common stock. As of March 31, 2017, we had remaining authority to purchase 1,300,000 shares under this authorization.

ITEM 6 — EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 10-Q for the quarter ended March 31, 2012)

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company's Form 8-K dated as of October 15, 2010 (file no. 000-16125))

4.1	Form of Senior Notes due March 1, 2024

4.2
Master Note Agreement dated as of July 20, 2016 by and among (i) Fastenal Company, (ii) Metropolitan Life Insurance Company, NYL Investors LLC and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), as investor group representatives (each, an 'Investor Group Representative'), and (iii) Metropolitan Life Insurance Company (in its capacity as a purchaser of notes under such Master Note Agreement) and/or affiliates of any Investor Group Representative who become purchasers of notes under such Master Note Agreement (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8‑K dated as of July 20, 2016)

10.1
Second Amendment to Credit Agreement dated as of March 10, 2017 by and among Fastenal Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated as of March 14, 2017)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from Fastenal Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 17, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: April 17, 2017	By:	/s/ Holden Lewis
Holden Lewis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 17, 2017	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Controller, Chief Accounting Officer, and
Treasurer (Duly Authorized Officer)

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended	Incorporated by reference

3.2	Restated By-Laws of Fastenal Company	Incorporated by reference

4.1	Form of Senior Notes due March 1, 2024	Electronically Filed

4.2
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
Incorporated by reference

10.1	Second Amendment to Credit Agreement dated as of March 10, 2017 by and among Fastenal Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	Incorporated by reference

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	Electronically Filed

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Electronically Filed

101.INS	XBRL Instance Document	Electronically Filed

101.SCH	XBRL Taxonomy Extension Schema Document	Electronically Filed

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Electronically Filed

101.DEF	XBRL Taxonomy Definition Linkbase Document	Electronically Filed

101.LAB	XBRL Taxonomy Label Linkbase Document	Electronically Filed

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Electronically Filed