Form 10-Q
period 2017-06-30
FASTENAL CO
filed 2017-07-17
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017, or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class	Outstanding at July11, 2017
Common Stock, par value $.01 per share	287,978,174

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in millions except share and per share information)

	(Unaudited)
Assets	June 30, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$115.1	112.7
Trade accounts receivable, net of allowance for doubtful accounts of $11.6 and $11.2, respectively	613.5	499.7
Inventories	1,044.3	993.0
Prepaid income taxes	—	12.9
Other current assets	100.0	102.5
Total current assets	1,872.9	1,720.8

Property and equipment, net	895.2	899.7
Other assets	83.3	48.4

Total assets	$2,851.4	2,668.9

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$8.8	10.5
Accounts payable	141.2	108.8
Accrued expenses	180.4	156.4
Income taxes payable	11.9	—
Total current liabilities	342.3	275.7

Long-term debt	436.2	379.5
Deferred income tax liabilities	81.4	80.6

Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 400,000,000 shares authorized, 287,978,174 and 289,161,924 shares issued and outstanding, respectively	2.9	2.9
Additional paid-in capital	1.2	37.4
Retained earnings	2,023.7	1,940.1
Accumulated other comprehensive loss	(36.3)	(47.3)
Total stockholders' equity	1,991.5	1,933.1
Total liabilities and stockholders' equity	$2,851.4	2,668.9
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Amounts in millions except earnings per share)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Net sales	$2,169.2	2,001.0	$1,121.5	1,014.3

Cost of sales	1,092.7	1,007.9	563.0	512.7
Gross profit	1,076.5	993.1	558.5	501.6

Operating and administrative expenses	627.5	582.8	321.6	292.6
Gain on sale of property and equipment	(1.0)	(0.1)	(0.6)	(0.2)
Operating income	450.0	410.4	237.5	209.2

Interest income	0.2	0.2	0.1	0.1
Interest expense	(3.9)	(2.9)	(2.2)	(1.5)

Earnings before income taxes	446.3	407.7	235.4	207.8

Income tax expense	163.2	150.0	86.5	76.3

Net earnings	$283.1	257.7	$148.9	131.5

Basic net earnings per share	$0.98	0.89	$0.52	0.46

Diluted net earnings per share	$0.98	0.89	$0.52	0.45

Basic weighted average shares outstanding	288.9	288.9	288.7	288.9

Diluted weighted average shares outstanding	289.1	289.1	288.8	289.1
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Net earnings	$283.1	257.7	$148.9	131.5
Other comprehensive income, net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2017 and 2016)	11.0	12.2	8.1	(1.5)
Comprehensive income	$294.1	269.9	$157.0	130.0
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)

	(Unaudited)
	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$283.1	257.7
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisition:
Depreciation of property and equipment	60.8	47.9
Gain on sale of property and equipment	(1.0)	(0.1)
Bad debt expense	4.0	3.9
Deferred income taxes	0.8	2.3
Stock-based compensation	2.8	1.7
Amortization of intangible assets	1.8	0.3
Changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(108.0)	(70.6)
Inventories	(32.1)	(68.1)
Other current assets	2.5	18.5
Accounts payable	30.0	32.7
Accrued expenses	24.0	(8.5)
Income taxes	24.8	36.3
Other	(0.2)	(0.5)
Net cash provided by operating activities	293.3	253.5

Cash flows from investing activities:
Purchases of property and equipment	(57.4)	(88.7)
Proceeds from sale of property and equipment	4.6	3.0
Cash paid for acquisition	(58.7)	—
Other	1.8	(0.2)
Net cash used in investing activities	(109.7)	(85.9)

Cash flows from financing activities:
Proceeds from debt obligations	550.0	435.0
Payments against debt obligations	(495.0)	(370.0)
Proceeds from exercise of stock options	3.3	22.4
Purchases of common stock	(56.7)	(59.5)
Payments of dividends	(185.1)	(173.2)
Net cash used in financing activities	(183.5)	(145.3)

Effect of exchange rate changes on cash and cash equivalents	2.3	4.1

Net increase in cash and cash equivalents	2.4	26.4

Cash and cash equivalents at beginning of period	112.7	129.0
Cash and cash equivalents at end of period	$115.1	155.4

Supplemental disclosure of cash flow information:
Cash paid for interest	$3.5	2.9
Net cash paid for income taxes	$137.1	110.9
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2017 and 2016
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
Recently Adopted Accounting Pronouncements
Effective January 1, 2017, we adopted the Financial Accounting Standards Board ('FASB') Accounting Standards Update ('ASU') 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the Condensed Consolidated Statements of Cash Flows. As a result of the adoption, on a prospective basis, for the six and three month periods ended June 30, 2017, we recognized $0.5 and $0.0, respectively, of excess tax benefits from stock-based compensation as a discrete item in our income tax expense. Historically, these amounts were recorded as additional paid-in capital. Upon adoption, we elected to apply the change retrospectively to our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016, which resulted in a reclassification of excess tax benefits from stock-based compensation of $5.5 from cash flows from financing activities to cash flows from operating activities. We elected not to change our policy on accounting for forfeitures and will continue to estimate a requisite forfeiture rate. Additional amendments to the accounting for income taxes and minimum statutory withholding requirements had no impact on our results of operations.
Recently Issued Accounting Pronouncements
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 was to become effective for us beginning January 2017; however, ASU 2015-14 defers our effective date until January 2018, which is when we plan to adopt this standard. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. While we are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our contracts with customers, we do not currently expect a material impact on our results of operations, cash flows or financial position. We anticipate we will expand our consolidated financial statement disclosures in order to comply with the ASU. We have not yet decided on our transition method upon adoption, but plan to select a transition method in the third quarter of 2017.
In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The guidance will be applied on a modified retrospective basis with the earliest period presented. Based on the effective date, this guidance would apply beginning January 2019 which is when we plan to adopt this ASU. While we are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our leases, we expect the adoption will lead to a material increase in the assets and liabilities recorded on our Condensed Consolidated Balance Sheets. As part of our assessment, we will need to determine the impact of lease extension provisions provided in our facility and vehicle leases which will impact the amount of the right of use asset and lease liability recorded under the ASU.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2017 and 2016
(Unaudited)

(2) Acquisition
On March 31, 2017, we acquired certain assets and assumed certain liabilities of Manufacturers Supply Company (‘Mansco’). Mansco, headquartered in Hudsonville, Michigan, is a distributor of industrial and fastener supplies with a particularly strong market position with commercial furniture original equipment manufacturers. As such, this acquisition gives us a presence in a market where we have not meaningfully contributed in the past, while providing Mansco with additional tools with which to service its customer base and reduce costs through economies of scale.
The total purchase price for this acquisition consisted of $57.9 paid in cash at closing, $0.8 paid in cash after closing pursuant to a post-closing purchase price adjustment, and a contingent consideration arrangement which requires us to pay the former owner up to a maximum of $2.5 (undiscounted) in cash after closing based on sales growth of the acquired business. The fair value of the contingent consideration arrangement as of June 30, 2017, estimated by applying the income approach, which is a level 3 measurement under the fair value hierarchy, was $0.6. Assuming payment of $0.6 of the contingent consideration arrangement, the total consideration for the acquisition will be $59.3. We funded the purchase price for the acquisition with the proceeds from the issuance during the first quarter of 2017 of a new series of senior unsecured promissory notes under our master note agreement in the aggregate principal amount of $60.0.
The fair value of the assets acquired and liabilities assumed is summarized below.

Current assets	$21.7
Property and equipment	0.9
Identifiable intangible assets	20.1
Current liabilities	(1.8)
Total identifiable net assets	40.9
Goodwill	18.4
Total fair value of assets acquired and liabilities assumed	$59.3
The estimated fair values are preliminary and subject to adjustment. The identifiable intangible assets consist mainly of the value of the customer relationships that were acquired and the goodwill consists largely of the synergies and economies of scale expected from combining the Mansco operations with our existing operations. The identifiable intangible assets and goodwill are deductible for income tax purposes.
The amount of net sales and net earnings of the acquired business included in our condensed consolidated statement of earnings for the periods ended June 30, 2017, and the pro forma net sales and net earnings of the combined entity had the acquisition occurred on January 1, 2016, are:

	Six-month Period		Three-month Period
	2017	2016	2017	2016
Net sales	$27.0	24.0	$13.5	12.8
Net earnings	$3.2	2.5	$1.6	1.3

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2017 and 2016
(Unaudited)

(3) Stockholders' Equity
Dividends
On July 11, 2017, our board of directors declared a dividend of $0.32 per share of common stock. This dividend is to be paid in cash on August 23, 2017 to shareholders of record at the close of business on July 26, 2017. Since 2011, we have paid quarterly dividends. Our board of directors expects to continue paying quarterly dividends, provided the future determination as to payment of dividends will depend on the financial needs of the Company and such other factors as deemed relevant by the board of directors.
The following table presents the dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2017	2016
First quarter	$0.32	0.30
Second quarter	0.32	0.30
Third quarter	0.32	0.30
Fourth quarter		0.30
Total	$0.96	1.20
Stock Options
The following tables summarize the details of options granted under our stock option plan that were still outstanding as of June 30, 2017, and the assumptions used to value these grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	June 30, 2017
Date of Grant				Options Outstanding	Options Exercisable
January 3, 2017	764,789	$47.00	$46.95	747,772	—
April 19, 2016	845,440	$46.00	$45.74	771,432	—
April 21, 2015	893,220	$42.00	$41.26	712,290	—
April 22, 2014	955,000	$56.00	$50.53	582,500	116,250
April 16, 2013	205,000	$54.00	$49.25	110,000	57,250
April 17, 2012	1,235,000	$54.00	$49.01	965,125	778,603
April 19, 2011	410,000	$35.00	$31.78	73,800	48,800
April 20, 2010	530,000	$30.00	$27.13	110,300	84,050
April 21, 2009	790,000	$27.00	$17.61	224,150	224,150
Total	6,628,449			4,297,369	1,309,103

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2017 and 2016
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the six-month periods ended June 30, 2017 and 2016 was $2.8 and $1.7, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of June 30, 2017 was $17.2 and is expected to be recognized over a weighted average period of 4.58 years. Any future changes in estimated forfeitures will impact this amount.
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings per share calculation because they were anti-dilutive:

	Six-month Period		Three-month Period
Reconciliation	2017	2016	2017	2016
Basic weighted average shares outstanding	288,948,734	288,863,482	288,655,020	288,918,945
Weighted shares assumed upon exercise of stock options	150,582	268,820	133,943	200,525
Diluted weighted average shares outstanding	289,099,316	289,132,302	288,788,963	289,119,470

	Six-month Period		Three-month Period
Summary of Anti-dilutive Options Excluded	2017	2016	2017	2016
Options to purchase shares of common stock	3,603,850	2,941,864	3,897,177	3,253,343
Weighted average exercise price of options	$49.81	50.39	$49.18	49.91
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2017 and 2016
(Unaudited)

(4) Income Taxes
Fastenal files income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2014 in the case of United States federal and foreign examinations and 2012 in the case of state and local examinations.
As of June 30, 2017 and 2016, liabilities recorded related to gross unrecognized tax benefits were $4.3 and $5.1, respectively. Included in these liabilities for gross unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. We do not anticipate significant changes in total unrecognized tax benefits during the next twelve months.

(5) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $83.5. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote other than where we have established an accrual for estimated losses, which is immaterial at June 30, 2017. To the extent our fleet contains vehicles we estimate will settle at a gain, such gains on these vehicles will be recognized when we sell the vehicle.

(6) Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	June 30, 2017	December 31, 2016
Outstanding loans under unsecured revolving credit facility	$305.0	305.0
2.00% senior unsecured promissory note payable	40.0	40.0
2.45% senior unsecured promissory note payable	35.0	35.0
3.22% senior unsecured promissory note payable	60.0	—
Note payable under asset purchase agreement	5.0	10.0
Total debt	445.0	390.0
Less: Current portion of debt	(8.8)	(10.5)
Long-term debt	$436.2	379.5

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation	$36.3	36.3
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
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to the London Interbank Offered Rate ('LIBOR') for interest periods of various lengths selected by us, plus 0.95%. Based on the interest periods we have chosen, our weighted per annum interest rate at June 30, 2017 was approximately 2.2%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our usage of the Credit Facility.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2017 and 2016
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
Three series of senior unsecured Notes are currently outstanding under the Master Note Agreement. The first series of Notes ('Series A'), was issued on the Effective Date, is in an aggregate principal amount of $40.0, is due and payable in full on July 20, 2021, and bears interest at a fixed rate of 2.00% per annum. The second series of Notes ('Series B'), was issued on the Effective Date, is in an aggregate principal amount of $35.0, is due and payable in full on July 20, 2022, and bears interest at a fixed rate of 2.45% per annum. The third series of Notes ('Series C'), was issued on March 1, 2017, is in an aggregate principal amount of $60.0, is due and payable in full on March 1, 2024, and bears interest at a fixed rate of 3.22% per annum. There is no amortization of these Notes prior to their maturity dates. Interest on the Notes is payable quarterly in arrears on January 20, April 20, July 20, and October 20 of each year. The carrying value of the Notes approximates fair value. The fair value was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as a level 2 measurement under the fair value hierarchy.
Note Payable Under Asset Purchase Agreement
On December 7, 2015, we signed an agreement to purchase, effective January 2, 2017 ('Asset Purchase Effective Date'), certain assets related to the collection and management of certain portions of our business and financial data from Apex Industrial Technologies, LLC ('Apex'), a provider of automated point-of-use dispensing and supply chain technologies. The agreement includes a transition arrangement which requires us to assume responsibility for certain software that is licensed by Apex. The total consideration for the assets is $27.0, of which $12.0 was paid in cash in December 2015 in advance of the Asset Purchase Effective Date. The remaining $15.0 is payable in installments pursuant to an unsecured note. The first $5.0 installment was paid in December 2016, the second $5.0 installment was paid in June 2017, and the final installment of $5.0 will be paid in December 2017. The note bears interest at an annual rate of 0.56%. Interest on the unpaid principal balance of the note is due and payable on the last day of each calendar quarter.
(7) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2016 annual report on Form 10-K in Note 9 of the Notes to Consolidated Financial Statements. As of June 30, 2017, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.
(8) Subsequent Events
We evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the Notes to Condensed Consolidated Financial Statements, with the exception of the dividend disclosed in Note 3 'Stockholders' Equity'.

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Dollar amounts are stated in millions except for share and per share amounts and where otherwise noted. Throughout this document, percentage calculations, which are based on non-rounded dollar values, may not be able to be recalculated using the dollar values in this document due to the rounding of those dollar values.
Business
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of approximately 2,450 company-owned branches. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance, repair, and operations (MRO). The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, oil exploration, production, and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our branches and customers are primarily located in North America.
Our motto is Growth through Customer Service®. We are a growth-centric organization focused on identifying 'drivers' that will allow us to get closer to our customers and gain market share in what we believe remains a fragmented industrial distribution market. Our growth drivers have evolved, and can be expected to continue to evolve, over time.
Executive Overview
Net sales increased $107.2, or 10.6%, in the second quarter of 2017 relative to the second quarter of 2016. Our gross profit as a percentage of net sales improved to 49.8% in the second quarter of 2017 from 49.5% in the second quarter of 2016. Our operating income as a percentage of net sales improved to 21.2% in the second quarter of 2017 from 20.6% in the second quarter of 2016. Our net earnings during the second quarter of 2017 were $148.9, an increase of 13.2% when compared to the second quarter of 2016. Our diluted net earnings per share were $0.52 during the second quarter of 2017 compared to $0.45 during the second quarter of 2016.
We continue to focus on our growth drivers to facilitate growth. During the second quarter of 2017, we signed 51 new national account contracts (defined as new customer accounts with a multi-site contract). Additionally, we signed 68 new Onsite customer locations (defined as dedicated sales and service provided from within, or in close proximity to, the customer's facility) and 4,881 new industrial vending machines in the second quarter of 2017.
The table below summarizes our branch and Onsite employee count and our total employee count at the end of the periods presented, and changes in that count from the end of the prior periods to the end of the most recent period. The final three items below summarize our cumulative investments in branch locations, Onsite locations, and industrial vending machines.

			Change Since:		Change Since:
	Q2 2017	Q4 2016	Q4 2016	Q2 2016	Q2 2016
End of period total branch and Onsite employee count	13,335	12,966	2.8%	13,499	-1.2%
End of period total employee count	20,174	19,624	2.8%	20,324	-0.7%

Number of branch locations	2,451	2,503	-2.1%	2,605	-5.9%
Number of active Onsite locations	486	401	21.2%	333	45.9%
Number of in-market units (1)	2,937	2,904	1.1%	2,938	0.0%
Industrial vending machines (installed device count) (2)	66,577	62,822	6.0%	58,346	14.1%
Ratio of industrial vending machines to in-market units	23:1	22:1		20:1
(1) 'In-market units' is defined as the sum of the total number of public branch locations and the total number of active Onsite locations.
(2) In February 2016, we signed an agreement to lease a significant number of industrial vending lockers to one of our customers. These devices do not generate product revenue and are excluded from the count noted above.

During the last twelve months, we have reduced our headcount by 164 people in our branches and 150 people in total. These reductions can be primarily attributed to natural attrition rather than an active headcount reduction program. However, we allowed this attrition to reduce our overall headcount throughout 2016. This was a reaction to a staffing buildup in 2015 in anticipation of better growth that did not happen as quickly as we anticipated. We continue to add headcount where necessary to support our growth initiatives, notably our Onsite business, and would expect to see our headcount grow in the second half of 2017.
We opened five branches and closed 31 branches in the second quarter of 2017. Our branch network forms the foundation of our business strategy, and we will continue to open or close branches in 2017 as is deemed necessary to sustain and improve our network and support our growth drivers.
Results of Operations

The following sets forth statement of earnings information (as a percentage of net sales) for the periods ended June 30:

	Six-month Period		Three-month Period
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	49.6%	49.6%	49.8%	49.5%
Operating and administrative expenses	28.9%	29.1%	28.7%	28.8%
Gain on sale of property and equipment	0.0%	0.0%	0.1%	0.0%
Operating income	20.7%	20.5%	21.2%	20.6%
Net interest expense	-0.2%	-0.1%	-0.2%	-0.1%
Earnings before income taxes	20.6%	20.4%	21.0%	20.5%

Note – Amounts may not foot due to rounding difference.
Net Sales
Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
The table below sets forth net sales and daily sales for the periods ended June 30, and changes in such sales from the prior period to the more recent period:

	Six-month Period		Three-month Period
	2017	2016	2017	2016
Net sales	2,169.2	2,001.0	1,121.5	1,014.3
Percentage change	8.4%	2.6%	10.6%	1.6%
Business days	128	128	64	64
Daily sales	16.9	15.6	17.5	15.8
Percentage change	8.4%	1.8%	10.6%	1.6%
Impact of currency fluctuations	-0.1%	-0.6%	-0.3%	-0.4%
Impact of acquisitions	0.7%	0.7%	1.3%	0.6%
The increases in net sales in the periods noted for 2017 and 2016, were driven primarily by higher unit sales. The higher unit sales resulted primarily from two sources. The first is improvement in underlying market demand. We believe the improvement in general business activity is reflected in a number of metrics. For instance, the Purchasing Managers Index, published by the Institute for Supply Chain Management, averaged 57.0 in the first quarter of 2017, and 55.8 in the second quarter of 2017, well above 49.8 in the first quarter of 2016 and 51.5 in the second quarter of 2016 (readings above 50 suggest demand is growing). Sales of fasteners, our most cyclical product line, continued to grow in the second quarter of 2017. We also experienced growth in sales to 64 and 68 of our top 100 customers in the first and second quarters of 2017, respectively. As recently as the fourth quarter of 2016, this count was 51. As business conditions strengthen, they tend to lift our net sales growth rates as well.
The second source is success within our growth initiatives, four of which stand out. We signed 10,318 industrial vending machines during the first six months of 2017, an increase of 8.4% over the first six months of 2016. We signed 4,881 industrial vending machines during the second quarter of 2017, an increase 0.3% over the second quarter of 2016. Sales through our vending machines continued to grow at or near a double-digit pace during the first and second quarters of 2017. We signed 132 new Onsite locations during the first six months of 2017 and had 486 active sites on June 30, 2017, an increase of 45.9% over

June 30, 2016. We signed 68 new Onsite locations during the second quarter of 2017, an increase of 54.5% over the second quarter of 2016. We signed 94 new national account contracts in the first six months of 2017; 51 of these were signed in the second quarter of 2017. Sales from our national account customers grew 11.2% in the first six months of 2017 over the first six months of 2016, and grew 13.2% in the second quarter of 2017 over the second quarter of 2016. At the end of 2015 and through much of 2016, we infused additional product SKUs into many of our branches as a means to enhance our ability to service customers on a same-day basis. This initiative, which we refer to as CSP 16, builds on similar initiatives we have implemented since our original Customer Service Project ('CSP') rollout in 2002. In the first six months of 2017, products added as part of our various CSP initiatives, including CSP 16, accounted for 15.0% of net sales and daily sales of these products grew 13.2% compared to the first six months of 2016. In the second quarter of 2017, these CSP products accounted for 15.0% of net sales, and daily sales of these products grew 12.3% compared to the second quarter of 2016.
Pricing did not have a meaningful impact on growth of our net sales in the second quarter or first six months of 2017 versus the same periods of 2016. However, we do believe the economic environment has become increasingly inflationary over the periods.
Sales by Product Line
The approximate mix of sales from our fastener product line and from our other product lines was as follows for the periods ended June 30:

	Six-month Period		Three-month Period
	2017	2016	2017	2016
Fastener product line	35.9%	37.3%	36.1%	37.1%
Other product lines	64.1%	62.7%	63.9%	62.9%
	100.0%	100.0%	100.0%	100.0%
Gross Profit
Our gross profit, as a percentage of net sales, was 49.6% in both the first half of 2017 and the first half of 2016. Gross profit for the first half of 2017 benefited from progress in our supply chain initiatives, including relative growth in the sales of higher margin Fastenal brands, as well as increased discipline in purchasing throughout the organization. This was offset by a roughly 30 basis point drag owing to two elements of mix. The first was a change in product and customer mix. Fasteners, which is currently our largest single product line at approximately 36% of sales, is our highest gross profit product line given the high transaction cost surrounding the sourcing and supply of the product for customers. Any reduction in the mix of our sales attributable to fasteners, and particularly maintenance fasteners, may negatively impact gross profit. Larger customers (for which National Accounts are a good proxy), whose more focused buying patterns allow us to offer them better pricing, also influence gross profit. Branches typically achieve higher average net sales disproportionately by growth in the non-fastener product lines and with large customers, causing gross profit margin to decline as average net sales grow. From the first half of 2016 to the first half of 2017, our daily sales of fastener products grew 4.4% (of which 1.8 percentage points were attributable to Mansco) while our daily sales of non-fastener products grew 10.9%. The relatively slower growth that we experienced in the first half of 2017 in our fastener product line combined with relatively faster growth in sales to our largest customers partially offset the gross profit improvement we otherwise experienced in the period. The second element of mix was driven by the acquisition of Mansco. Mansco sales carry a lower gross profit than the Company.
In the second quarter of 2017, our gross profit, as a percentage of net sales, improved to 49.8% from 49.5% in the second quarter of 2016. Our gross profit over the period was adversely affected by roughly 35 to 40 basis points as a result of the same two elements of mix that affected the first half of 2017. As with the first half of 2017, these factors were offset by progress in supply chain initiatives, including relative growth in the sales of higher margin Fastenal brands, and increased discipline in purchasing throughout the organization. Furthermore, acceleration in growth and stabilization allowed for the more efficient utilization of our fleet as its costs were spread over a larger sales base. During the second quarter of 2017, our daily sales of fastener products grew 7.9% (of which 3.6 percentage points were attributable to Mansco) and daily sales of non-fastener products grew 12.2% when compared to the second quarter of 2016.
Operating and Administrative Expenses
Our operating and administrative expenses (including a gain on the sale of property and equipment), as a percentage of net sales, improved to 28.9% in the first half of 2017 from 29.1% in the first half of 2016. The primary contributors to this improvement were relatively modest growth in employee and occupancy related expenses. These were partially offset by sharper growth in our selling transportation expenses largely due to an increase in the average cost of fuel and consumption.

Our operating and administrative expenses (including a gain on the sale of property and equipment), as a percentage of net sales, improved to 28.6% in the second quarter of 2017 from 28.8% in the second quarter of 2016. The primary contributors to this improvement were relatively lower growth in employee-related, occupancy-related, and selling transportation expenses.
The growth in employee-related, occupancy-related, and selling transportation expenses (the three largest components of our operating and administrative expenses) compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Six-month Period	Three-month Period
		2017	2017
Employee-related expenses	65% to 70%	6.5%	9.3%
Occupancy-related expenses	15% to 20%	2.3%	3.4%
Selling transportation expenses	5%	11.3%	3.2%
Employee related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. Our full-time equivalent ('FTE') headcount modestly increased at the end of the first half of 2017 when compared to the the end of the first half of 2016. Our FTE headcount modestly declined from the second quarter of 2016 to the second quarter of 2017. Our payroll expenses increased in both periods. This was related to: (1) higher bonuses and commissions due to growth in net sales and net earnings, as well as regulatory driven incremental compensation, (2) increased health care costs, (3) an increase in our profit sharing contribution, (4) an increase in stock option expense, and (5) the inclusion of Mansco personnel.
The table below summarizes our FTE headcount at the end of the periods presented and changes in such headcount from the end of the prior periods to the end of the most recent period:

			Change Since:		Change Since:
	Q2	Q4	Q4	Q2	Q2
	2017	2016	2016	2016	2016
Branch and Onsite based	11,760	10,797	8.9%	11,845	-0.7%
Total selling (includes branch and Onsite)	13,395	12,325	8.7%	13,449	-0.4%
Distribution	2,549	2,330	9.4%	2,506	1.7%
Manufacturing	600	571	5.1%	603	-0.5%
Administrative	1,068	1,039	2.8%	1,102	-3.1%
Total	17,612	16,265	8.3%	17,660	-0.3%
Occupancy related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our branches and distribution locations, and (4) industrial vending equipment (we consider the vending equipment, excluding leased locker equipment, to be a logical extension of our branch operation and classify the depreciation and repair costs as occupancy expense). The slight increase in occupancy-related expenses for the first half of 2017, when compared to the first half of 2016, was mainly driven by an increase in costs related to industrial vending equipment and an increase in automation at our distribution centers, which was only partly offset by a decrease in costs due to a reduction in our public branch counts. The increase in the second quarter of 2017, when compared to the second quarter of 2016, was driven by the same factors as the six-month period.
Our selling transportation expenses consist primarily of our branch fleet as most of the distribution fleet costs are included in cost of sales. These costs include: (1) expenses for our fleet of vehicles, and (2) fuel expense. Selling transportation costs for the first half of 2017 increased when compared to the first half of 2016. We increased the size of our field-based vehicle fleet which resulted in higher expenses. However, the larger impact was a 22.4% increase in fuel expense due to higher fuel prices and consumption during the period. The increase in the second quarter of 2017, when compared to the second quarter of 2016, was driven by the same factors as the six-month period, but was partially offset by the timing of leased vehicle sales.
Aside from these larger impacts, our operating and administrative expenses were also affected by increases in spending on information technology, as well as the absence of supplier incentives that existed in the first six months of 2016 related to inventory purchases as part of our CSP 16 initiative.
Net Interest Expense
Our net interest expense was $3.7 in the first half of 2017 and $2.1 in the second quarter of 2017, compared to $2.7 in the first half of 2016 and $1.4 in the second quarter of 2016. These increases were mainly caused by higher average interest rates over the period.

Income Taxes
Income tax expense, as a percentage of earnings before income taxes, was approximately 36.6% in the first half of 2017 and 36.7% in the second quarter of 2017, versus 36.8% for the first half of 2016 and 36.7% in the second quarter of 2016. The decline in the six-month period resulted primarily from the adoption of a new accounting standard (ASU 2016-09) in the first quarter of 2017. This standard addresses the accounting for excess tax benefits for share-based payments that were previously recorded in additional paid-in capital on the balance sheet and will now be recognized in income tax expense on the income statement. Additional reductions arose from changes in our reserve for uncertain tax positions. A more detailed description of the impact of the adoption of ASU 2016-09 is included in Note 1 of the Notes to Condensed Consolidated Financial Statements.
Net Earnings
Our net earnings during the first half of 2017 were $283.1, an increase of 9.8% when compared to the first half of 2016. Our net earnings during the second quarter of 2017 were $148.9, an increase of 13.2% compared to the second quarter of 2016. Our diluted net earnings per share were $0.98 during the first half of 2017 compared to $0.89 during the first half of 2016, and $0.52 during the second quarter of 2017 compared to $0.45 during the second quarter of 2016.
Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended June 30:

	Six-month Period
	2017	2016
Net cash provided by operating activities	$293.3	253.5
Percentage of net earnings	103.6%	98.4%
Net cash used in investing activities	$109.7	85.9
Net cash used in financing activities	$183.5	145.3
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased in the first six months of 2017 relative to the first six months of 2016, primarily due to our net earnings growth.
The dollar and percentage change in accounts receivable, net and inventories from June 30, 2016 to June 30, 2017 were as follows:

	June 30:		Twelve-month Dollar Change	Twelve-month Percentage Change
	2017	2016	2017	2017
Accounts receivable, net	$613.5	537.3	$76.1	14.2%
Inventories	1,044.3	985.1	59.2	6.0%
Total	$1,657.8	1,522.4	$135.4	8.9%

Net sales in last two months	$777.8	682.7	$95.1	13.9%
Note - Amounts may not foot due to rounding difference.
The growth in our net accounts receivable from June 30, 2016 to June 30, 2017 was attributable in part to the Mansco acquisition. Absent that, receivables growth was broadly consistent with our net sales growth and was attributable primarily to an increase in general business activity. In any given period and over time the strong growth of our international business and of our large customer accounts can result in faster growth in receivables relative to net sales growth.
Our growth in inventory balances over time does not have as direct a relationship to our monthly sales patterns as does our growth in accounts receivable. The most significant contributors to the increase in inventory from June 30, 2016 to June 30, 2017 were the completion of the CSP 16 rollout in 2016 and the Mansco acquisition in 2017.
Net Cash Used in Investing Activities
Net cash used in investing activities increased from the first six months of 2016 to the first six months of 2017 primarily due to the cash paid for the Mansco acquisition, which was partially offset by decreases in net capital expenditures.

During the first six months of 2017, our net capital expenditures were $52.8 (or 18.7% of net earnings), which is a decrease of 38.4% from the first six months of 2016. This reduction resulted from lower spending related to: (1) vending equipment due to the completion of the leased locker rollout in the latter half of 2016, (2) shelving and signage for the CSP 16 initiative in 2016, (3) the expansion of our distribution fleet, and (4) timing associated with the addition of pickup trucks and our distribution automation projects.
Capital expenditures in the first six months of 2017 and 2016 consisted of: (1) the purchase of software and hardware for our information processing systems, (2) the addition of fleet vehicles, (3) the purchase of signage, shelving, and other fixed assets related to branch openings and in 2016, our CSP 16 initiative, (4) the addition of manufacturing and warehouse equipment, including automation systems equipment, (5) the expansion or improvement of certain owned or leased branch properties, and (6) purchases related to industrial vending. Of these factors, items (1), (2), (4), and (6) had the greatest impact to our capital expenditures in the first half of 2017. Disposals of property and equipment consisted of the planned disposition of certain pick-up trucks, as well as distribution vehicles and trailers, in the normal course of business.
Cash requirements for capital expenditures were satisfied from cash generated from operations, available cash and cash equivalents, our borrowing capacity, and the proceeds of disposals. We have increased our net capital expenditures expectation to approximately $127.0 million in 2017 (previously $119.0 million) due to higher anticipated spending on supply chain and information technology.
Net Cash Used in Financing Activities
Net cash used in financing activities in the first six months of 2017 consisted of the payment of dividends, purchases of our common stock, and payments against debt obligations, which were partially offset by proceeds from the exercise of stock options and proceeds from debt obligations, including the issuance of a new series of senior unsecured promissory notes under our master note agreement in the aggregate principal amount of $60.0. The notes bear interest at a fixed rate of 3.22% per annum and are due and payable in full on March 1, 2024, and were issued to fund the purchase price of the Mansco acquisition. Net cash used in financing activities in the first six months of 2016 consisted of the payment of dividends and purchases of our common stock, which were partially offset by proceeds from the exercise of stock options and borrowings. During the first six months of 2017, we purchased 1,300,000 shares of our common stock at an average price of approximately $43.62 per share. During the first six months of 2016, we purchased 1,600,000 shares of our common stock at an average price of approximately $37.15 per share. On July 11, 2017, our board of directors authorized purchases by us of 5,000,000 shares of our common stock. We currently have authority to purchase up to 5,000,000 shares under this authorization. An overview of our dividends paid or declared in 2017 and 2016 is contained in Note 3 of the Notes to Condensed Consolidated Financial Statements.
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
Certain Risks and Uncertainties – Certain statements contained in this document do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a historical fact, including estimates, projections, future trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, and our strategies, goals, mission, and vision. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, weak acceptance or adoption of our vending or Onsite business models, increased competition in industrial vending or Onsite distribution, difficulty in maintaining installation quality as our industrial vending business expands, the leasing to customers of a significant number of additional industrial vending machines, the failure to meet our goals and expectations regarding branch openings, branch closings, or expansion of our industrial vending or Onsite operations, changes in the implementation objectives of our business strategies, difficulty in hiring, relocating, training or retaining qualified personnel, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

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
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. In the first six months of 2017, we have seen some inflation in overall steel pricing. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.
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
Interest rates - Loans under our Credit Facility bear interest at floating rates tied to LIBOR. As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A 1% increase in LIBOR in the first six months of 2017 would have resulted in approximately $1.3 of additional interest expense. A description of our Credit Facility is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the second quarter of 2017:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2017	0	$0.00	0	1,300,000
May 1-31, 2017	1,300,000	$43.62	1,300,000	0
June 1-30, 2017	0	$0.00	0	0
Total	1,300,000	$43.62	1,300,000	0

(1)
On May 1, 2015, our board of directors authorized the purchase by us of 4,000,000 shares of our common stock. As previously disclosed, we purchased 1,300,000 shares of our common stock during the second quarter of 2017. These purchases exhausted the then-remaining stock purchase authorization. On July 11, 2017, our board of directors established a new authorization for us to repurchase up to 5,000,000 shares of our common stock.

ITEM 6 — EXHIBITS

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 10-Q for the quarter ended March 31, 2012 (file no. 000-16125))

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company's Form 8-K dated as of October 15, 2010 (file no. 000-16125))

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from Fastenal Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on July 17, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: July 17, 2017	By:	/s/ Holden Lewis
Holden Lewis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 17, 2017	By:	/s/ Sheryl A. Lisowski
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