Form 10-Q
period 2017-09-30
FASTENAL CO
filed 2017-10-16
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017, or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class	Outstanding at October 10, 2017
Common Stock, par value $.01 per share	287,390,374

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in millions except share and per share information)

	(Unaudited)
Assets	September 30, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$133.4	112.7
Trade accounts receivable, net of allowance for doubtful accounts of $11.4 and $11.2, respectively	632.1	499.7
Inventories	1,047.0	993.0
Prepaid income taxes	—	12.9
Other current assets	117.7	102.5
Total current assets	1,930.2	1,720.8

Property and equipment, net	889.3	899.7
Other assets	82.1	48.4

Total assets	$2,901.6	2,668.9

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$8.0	10.5
Accounts payable	147.1	108.8
Accrued expenses	198.7	156.4
Income taxes payable	6.6	—
Total current liabilities	360.4	275.7

Long-term debt	432.0	379.5
Deferred income tax liabilities	82.9	80.6

Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 400,000,000 shares authorized, 287,383,174 and 289,161,924 shares issued and outstanding, respectively	2.9	2.9
Additional paid-in capital	1.3	37.4
Retained earnings	2,050.2	1,940.1
Accumulated other comprehensive loss	(28.1)	(47.3)
Total stockholders' equity	2,026.3	1,933.1
Total liabilities and stockholders' equity	$2,901.6	2,668.9
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Amounts in millions except earnings per share)

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Net sales	$3,302.0	3,014.1	$1,132.8	1,013.1

Cost of sales	1,669.6	1,521.2	576.9	513.3
Gross profit	1,632.4	1,492.9	555.9	499.8

Operating and administrative expenses	955.0	879.9	327.5	297.1
Gain on sale of property and equipment	(1.1)	(0.3)	(0.1)	(0.2)
Operating income	678.5	613.3	228.5	202.9

Interest income	0.3	0.3	0.1	0.1
Interest expense	(6.5)	(4.7)	(2.6)	(1.8)

Earnings before income taxes	672.3	608.9	226.0	201.2

Income tax expense	246.1	224.3	82.9	74.3

Net earnings	$426.2	384.6	$143.1	126.9

Basic net earnings per share	$1.48	1.33	$0.50	0.44

Diluted net earnings per share	$1.48	1.33	$0.50	0.44

Basic weighted average shares outstanding	288.5	288.9	287.5	289.0

Diluted weighted average shares outstanding	288.6	289.1	287.6	289.1
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Net earnings	$426.2	384.6	$143.1	126.9
Other comprehensive income, net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2017 and 2016)	19.2	9.3	8.2	(2.9)
Comprehensive income	$445.4	393.9	$151.3	124.0
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)

	(Unaudited)
	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$426.2	384.6
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisition:
Depreciation of property and equipment	92.3	74.5
Gain on sale of property and equipment	(1.1)	(0.3)
Bad debt expense	6.2	6.6
Deferred income taxes	2.3	2.7
Stock-based compensation	4.0	2.9
Amortization of intangible assets	2.8	0.4
Changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(126.2)	(80.4)
Inventories	(31.2)	(51.0)
Other current assets	(15.2)	11.6
Accounts payable	35.9	(8.2)
Accrued expenses	42.3	3.8
Income taxes	19.5	39.8
Other	(1.9)	(0.1)
Net cash provided by operating activities	455.9	386.9

Cash flows from investing activities:
Purchases of property and equipment	(82.7)	(162.0)
Proceeds from sale of property and equipment	6.2	4.6
Cash paid for acquisition	(58.7)	—
Other	(3.0)	(0.2)
Net cash used in investing activities	(138.2)	(157.6)

Cash flows from financing activities:
Proceeds from debt obligations	805.0	760.0
Payments against debt obligations	(750.0)	(680.0)
Proceeds from exercise of stock options	3.5	25.0
Purchases of common stock	(82.6)	(59.5)
Payments of dividends	(277.1)	(259.9)
Net cash used in financing activities	(301.2)	(214.4)

Effect of exchange rate changes on cash and cash equivalents	4.2	3.1

Net increase in cash and cash equivalents	20.7	18.0

Cash and cash equivalents at beginning of period	112.7	129.0
Cash and cash equivalents at end of period	$133.4	147.0

Supplemental disclosure of cash flow information:
Cash paid for interest	$6.1	4.4
Net cash paid for income taxes	$223.8	181.2
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2017 and 2016
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
Recently Adopted Accounting Pronouncements
Effective January 1, 2017, we adopted the Financial Accounting Standards Board ('FASB') Accounting Standards Update ('ASU') 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the Condensed Consolidated Statements of Cash Flows. As a result of the adoption, on a prospective basis, for the nine and three month periods ended September 30, 2017, we recognized $0.5 and $0.0, respectively, of excess tax benefits from stock-based compensation as a discrete item in our income tax expense. Historically, these amounts were recorded as additional paid-in capital. Upon adoption, we elected to apply the change retrospectively to our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016, which resulted in a reclassification of excess tax benefits from stock-based compensation of $5.5 offsetting cash flows used in financing activities to cash flows provided by operating activities. We elected not to change our policy on accounting for forfeitures and will continue to estimate a requisite forfeiture rate. Additional amendments to the accounting for income taxes and minimum statutory withholding requirements had no impact on our results of operations.
Recently Issued Accounting Pronouncements
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 was to become effective for us beginning January 2017; however, ASU 2015-14 defers our effective date until January 2018, which is when we plan to adopt this standard. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. While we are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our contracts with customers, we do not currently expect a material impact on our results of operations, cash flows or financial position. The majority of our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. We anticipate we will expand our consolidated financial statement disclosures in order to comply with the ASU. We have not yet decided on our transition method upon adoption, but plan to select a transition method in the fourth quarter of 2017.
In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The guidance will be applied on a modified retrospective basis with the earliest period presented. Based on the effective date, this guidance will apply beginning January 2019, which is when we plan to adopt this ASU. While we are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our leases, we expect the adoption will lead to a material increase in the assets and liabilities recorded on our Condensed Consolidated Balance Sheets. As part of our assessment, we will need to determine the impact of lease extension provisions provided in our facility and vehicle leases, which will impact the amount of the right of use asset and lease liability recorded under the ASU.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2017 and 2016
(Unaudited)

(2) Acquisition
On March 31, 2017, we acquired certain assets and assumed certain liabilities of Manufacturers Supply Company (‘Mansco’). Mansco, based in Hudsonville, Michigan, is a distributor of industrial and fastener supplies with a particularly strong market position with commercial furniture original equipment manufacturers. As such, this acquisition gives us a presence in a market where we have not meaningfully contributed in the past, while providing Mansco with additional tools with which to service its customer base and reduce costs through economies of scale.
The total purchase price for this acquisition consisted of $57.9 paid in cash at closing, $0.8 paid in cash after closing pursuant to a post-closing purchase price adjustment, and a contingent consideration arrangement which requires us to pay the former owner up to a maximum of $2.5 (undiscounted) in cash after closing based on sales growth of the acquired business. The fair value of the contingent consideration arrangement as of September 30, 2017, estimated by applying the income approach, which is a Level 3 measurement under the fair value hierarchy, was $0.6. Assuming payment of $0.6 of the contingent consideration arrangement, the total consideration for the acquisition will be $59.3. We funded the purchase price for the acquisition with the proceeds from the issuance during the first quarter of 2017 of a new series of senior unsecured promissory notes under our master note agreement in the aggregate principal amount of $60.0.
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
The amount of net sales and net earnings of the acquired business included in our condensed consolidated statement of earnings for the periods ended September 30, 2017, and the pro forma net sales and net earnings of the combined entity had the acquisition occurred on January 1, 2016, are:

	Nine-month Period		Three-month Period
	2017	2016	2017	2016
Net sales	$40.4	36.7	$13.4	12.7
Net earnings	$4.6	3.7	$1.4	1.2

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2017 and 2016
(Unaudited)

(3) Stockholders' Equity
Dividends
On October 10, 2017, our board of directors declared a dividend of $0.32 per share of common stock. This dividend is to be paid in cash on November 22, 2017 to shareholders of record at the close of business on October 25, 2017. Since 2011, we have paid quarterly dividends. Our board of directors expects to continue paying quarterly dividends, provided the future determination as to payment of dividends will depend on the financial needs of the Company and such other factors as deemed relevant by the board of directors.
The following table presents the dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2017	2016
First quarter	$0.32	0.30
Second quarter	0.32	0.30
Third quarter	0.32	0.30
Fourth quarter	0.32	0.30
Total	$1.28	1.20
Stock Options
The following tables summarize the details of options granted under our stock option plan that were still outstanding as of September 30, 2017, and the assumptions used to value these grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	September 30, 2017
Date of Grant				Options Outstanding	Options Exercisable
January 3, 2017	764,789	$47.00	$46.95	725,542	—
April 19, 2016	845,440	$46.00	$45.74	757,522	—
April 21, 2015	893,220	$42.00	$41.26	700,746	—
April 22, 2014	955,000	$56.00	$50.53	572,500	116,250
April 16, 2013	205,000	$54.00	$49.25	104,250	57,250
April 17, 2012	1,235,000	$54.00	$49.01	957,938	776,103
April 19, 2011	410,000	$35.00	$31.78	72,550	47,550
April 20, 2010	530,000	$30.00	$27.13	107,800	82,800
April 21, 2009	790,000	$27.00	$17.61	221,650	221,650
Total	6,628,449			4,220,498	1,301,603

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2017 and 2016
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the nine-month periods ended September 30, 2017 and 2016 was $4.0 and $2.9, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of September 30, 2017 was $15.9 and is expected to be recognized over a weighted average period of 4.37 years. Any future changes in estimated forfeitures will impact this amount.
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings per share calculation because they were anti-dilutive:

	Nine-month Period		Three-month Period
Reconciliation	2017	2016	2017	2016
Basic weighted average shares outstanding	288,451,470	288,907,934	287,456,943	288,995,492
Weighted shares assumed upon exercise of stock options	140,104	227,908	121,100	154,114
Diluted weighted average shares outstanding	288,591,574	289,135,842	287,578,043	289,149,606

	Nine-month Period		Three-month Period
Summary of Anti-dilutive Options Excluded	2017	2016	2017	2016
Options to purchase shares of common stock	3,881,605	3,061,217	3,848,126	3,335,439
Weighted average exercise price of options	$49.21	50.17	$49.18	49.67
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2017 and 2016
(Unaudited)

(4) Income Taxes
Fastenal files income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2015 in the case of United States federal and foreign examinations and 2013 in the case of state and local examinations.
As of September 30, 2017 and 2016, liabilities recorded related to gross unrecognized tax benefits were $4.5 and $5.3, respectively. Included in these liabilities for gross unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. We do not anticipate significant changes in total unrecognized tax benefits during the next twelve months.

(5) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $78.7. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote other than where we have established an accrual for estimated losses, which is immaterial at September 30, 2017. To the extent our fleet contains vehicles we estimate will settle at a gain, such gains on these vehicles will be recognized when we sell the vehicle.

(6) Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	September 30, 2017	December 31, 2016
Outstanding loans under unsecured revolving credit facility	$300.0	305.0
2.00% senior unsecured promissory note payable	40.0	40.0
2.45% senior unsecured promissory note payable	35.0	35.0
3.22% senior unsecured promissory note payable	60.0	—
Note payable under asset purchase agreement	5.0	10.0
Total debt	440.0	390.0
Less: Current portion of debt	(8.0)	(10.5)
Long-term debt	$432.0	379.5

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation	$36.3	36.3
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
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to the London Interbank Offered Rate ('LIBOR') for interest periods of various lengths selected by us, plus 0.95%. Based on the interest periods we have chosen, our weighted per annum interest rate at September 30, 2017 was approximately 2.2%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our usage of the Credit Facility.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2017 and 2016
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
(7) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2016 annual report on Form 10-K in Note 9 of the Notes to Consolidated Financial Statements. As of September 30, 2017, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.
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
Business
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of approximately 2,400 company-owned branches. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance, repair, and operations (MRO). The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, oil exploration, production, and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our branches and customers are primarily located in North America.
Our motto is Growth through Customer Service®. We are a growth-centric organization focused on identifying 'drivers' that will allow us to get closer to our customers and gain market share in what we believe remains a fragmented industrial distribution market. Our growth drivers have evolved, and can be expected to continue to evolve, over time.
Executive Overview
Net sales increased $119.7, or 11.8%, in the third quarter of 2017 relative to the third quarter of 2016. Our gross profit as a percentage of net sales declined to 49.1% in the third quarter of 2017 from 49.3% in the third quarter of 2016. Our operating income as a percentage of net sales improved to 20.2% in the third quarter of 2017 from 20.0% in the third quarter of 2016. Our net earnings during the third quarter of 2017 were $143.1, an increase of 12.7% when compared to the third quarter of 2016. Our diluted net earnings per share were $0.50 during the third quarter of 2017 compared to $0.44 during the third quarter of 2016.
We continue to focus on our growth drivers. During the third quarter of 2017, we signed 42 new national account contracts (defined as new customer accounts with a multi-site contract). Additionally, we signed 81 new Onsite customer locations (defined as dedicated sales and service provided from within, or in close proximity to, the customer's facility) and 4,771 new industrial vending machines in the third quarter of 2017.
The table below summarizes our branch and Onsite employee count and our total employee count at the end of the periods presented, and changes in that count from the end of the prior periods to the end of the most recent period. The final three items below summarize our cumulative investments in branch locations, Onsite locations, and industrial vending machines.

			Change Since:		Change Since:
	Q3 2017	Q4 2016	Q4 2016	Q3 2016	Q3 2016
End of period total in-market units (1) employee count	13,298	12,966	2.6%	13,097	1.5%
End of period total employee count	20,242	19,624	3.1%	19,864	1.9%

Number of public branch locations	2,418	2,503	-3.4%	2,545	-5.0%
Number of active Onsite locations	555	401	38.4%	376	47.6%
Number of in-market units (1)	2,973	2,904	2.4%	2,921	1.8%
Industrial vending machines (installed device count) (2)	69,058	62,822	9.9%	60,400	14.3%
Ratio of industrial vending machines to in-market units	23:1	22:1		21:1
(1) 'In-market units' is defined as the sum of the total number of public branch locations and the total number of active Onsite locations.
(2) In February 2016, we signed an agreement to lease a significant number of industrial vending lockers to one of our customers. These devices do not generate product revenue and are excluded from the counts noted above.

During the last twelve months, we have increased our headcount by 201 people in our in-market units and 378 people in total. Our total headcount includes 123 people related to our Mansco acquisition. The remaining increase is mostly a function of additions we have made to support customer growth in the field as well as investments in our growth drivers.
We opened 5 branches and closed 36 branches in the third quarter of 2017. Additionally, two branches were converted from a public branch to a non-public location. Our branch network forms the foundation of our business strategy, and we will continue to open or close branches in 2017 as is deemed necessary to sustain and improve our network and support our growth drivers.
Results of Operations

The following sets forth statement of earnings information (as a percentage of net sales) for the periods ended September 30:

	Nine-month Period		Three-month Period
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	49.4%	49.5%	49.1%	49.3%
Operating and administrative expenses	28.9%	29.2%	28.9%	29.3%
Gain on sale of property and equipment	0.0%	0.0%	0.0%	0.0%
Operating income	20.5%	20.3%	20.2%	20.0%
Net interest expense	-0.2%	-0.2%	-0.2%	-0.2%
Earnings before income taxes	20.4%	20.2%	20.0%	19.9%

Note – Amounts may not foot due to rounding difference.
Net Sales
Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
The table below sets forth net sales and daily sales for the periods ended September 30, and changes in such sales from the prior period to the more recent period:

	Nine-month Period		Three-month Period
	2017	2016	2017	2016
Net sales	3,302.0	3,014.1	1,132.8	1,013.1
Percentage change	9.6%	2.3%	11.8%	1.8%
Business days	191	192	63	64
Daily sales	17.3	15.7	18.0	15.8
Percentage change	10.1%	1.8%	13.6%	1.8%
Impact of currency fluctuations	0.0%	-0.4%	0.3%	-0.1%
Impact of acquisitions	0.9%	0.7%	1.3%	0.6%
The increases in net sales in the periods noted above for 2017 and 2016, were driven primarily by higher unit sales. Price was not a material factor in the third quarter and first nine months of 2017 compared to the same periods of 2016. The higher unit sales resulted primarily from two sources. The first is improvement in underlying market demand. We believe the improvement in general business activity is reflected in a number of metrics. For instance, the Purchasing Managers Index, published by the Institute for Supply Chain Management, averaged 57.0, 55.8, and 58.6 in the first, second, and third quarters of 2017, respectively, well above 49.8, 51.5, and 51.2 in the first, second, and third quarters of 2016, respectively. Readings above 50 are indicative of growing demand, and we believe this is favorably influencing our unit sales. Sales of fasteners, our most cyclical product line, continued to grow in the third quarter of 2017. We also experienced growth in sales to 64, 68, and 72 of our top 100 customers in the first, second, and third quarters of 2017, respectively. As recently as the fourth quarter of 2016, this count was 51. As business conditions strengthen, they tend to lift our net sales growth rates as well.
The second source is success within our growth initiatives. We signed 15,089 industrial vending machines during the first nine months of 2017, an increase of 5.5% over the first nine months of 2016. We signed 4,771 industrial vending machines during the third quarter of 2017, which was comparable to the third quarter of 2016. Though the current period did not exhibit unit growth, the mix of machines improved with increases in the signings of larger volume machines, such as the FAST5000, and declines in lower volume lockers. Further, sales through our vending machines continued to grow at or near a double-digit pace during each of the first three quarters of 2017. We signed 213 new Onsite locations during the first nine months of 2017 and had 555 active sites on September 30, 2017, an increase of 47.6% over September 30, 2016. We signed 81 new Onsite locations during the third quarter of 2017, an increase of 97.6% over the third quarter of 2016. We signed 136 new national account contracts in the first nine months of 2017; 42 of these were signed in the third quarter of 2017. Daily sales from our national account customers grew 13.2% in the first nine months of 2017 over the first nine months of 2016, and grew 17.3% in the third quarter of 2017 over the third quarter of 2016.
Sales by Product Line
The approximate mix of sales from our fastener product line and from our other product lines was as follows for the periods ended September 30:

	Nine-month Period		Three-month Period
	2017	2016	2017	2016
Fastener product line	35.8%	36.9%	35.6%	36.1%
Other product lines	64.2%	63.1%	64.4%	63.9%
	100.0%	100.0%	100.0%	100.0%
Gross Profit
Our gross profit, as a percentage of net sales, was 49.4% in the first nine months of 2017 and 49.5% in the first nine months of 2016. The gross profit percentage for the first nine months of 2017 benefited from accelerating revenue growth rates, progress in our supply chain initiatives, as well as increased discipline in purchasing throughout the organization. This was offset by a roughly 30 basis point drag owing to two elements of mix. The first was a change in product and customer mix. Fasteners, which is currently our largest single product line at approximately 35.8% of sales, is our highest gross profit product line due to the high transaction cost surrounding the sourcing and supply of the product for customers. Any reduction in the mix of our sales attributable to fasteners, and particularly maintenance fasteners, may negatively impact gross profit. Larger customers (for which National Accounts are a good proxy), whose more focused buying patterns allow us to offer them better pricing, also influence gross profit. Branches typically achieve higher average net sales disproportionately by growth in the non-fastener product lines and with large customers, causing gross profit margin to decline as average net sales grow. From the first nine months of 2016 to the first nine months of 2017, our daily sales of fastener products grew 6.9% (of which 2.5 percentage points were attributable to Mansco) while our daily sales of non-fastener products grew 12.1%. The relatively slower growth that we experienced in the first nine months of 2017 in our fastener product line combined with relatively faster growth in sales to our largest customers partially offset the gross profit improvement we otherwise experienced in the period. The second element of mix was driven by the acquisition of Mansco. Mansco products carry a lower gross profit product mix than the Company.
In the third quarter of 2017, our gross profit, as a percentage of net sales, declined to 49.1% from 49.3% in the third quarter of 2016. Our gross profit over the period was adversely affected by roughly 30 to 40 basis points as a result of the same two elements of mix that affected the first nine months of 2017. We also believe the gross profit percentage was reduced by 10 to 20 basis points in the period from hurricanes that affected our Caribbean, Southeastern United States, and Gulf regions, the disruptions from which reduced net sales and gross profit dollars and resulted in an increase in sales of lower margin products. As with the first nine months of 2017, these factors were offset by accelerating revenue growth rates and progress in supply chain initiatives. During the third quarter of 2017, our daily sales of fastener products grew 12.1% (of which 3.8 percentage points were attributable to Mansco) and daily sales of non-fastener products grew 14.6% when compared to the third quarter of 2016.
Operating and Administrative Expenses
Our operating and administrative expenses (including a gain on the sale of property and equipment), as a percentage of net sales, improved to 28.9 % in the first nine months of 2017 from 29.2% in the first nine months of 2016. The primary contributor to this improvement was relatively modest growth in occupancy-related expenses. Though our employee-related expenses grew more quickly than our occupancy expenses, they also contributed to our leverage through the first nine months of 2017.
Our operating and administrative expenses (including a gain on the sale of property and equipment), as a percentage of net sales, improved to 28.9% in the third quarter of 2017 from 29.3% in the third quarter of 2016. The primary contributors to this improvement were relatively lower growth in occupancy-related and selling transportation expenses. This was partially offset by sharper growth in employee-related expenses. The leverage achieved over our operating and administrative expenses was diminished by one less selling day in the third quarter of 2017 versus the third quarter of 2016.

The growth in employee-related, occupancy-related, and selling transportation expenses (the three largest components of our operating and administrative expenses) compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Nine-month Period	Three-month Period
		2017	2017
Employee-related expenses	65% to 70%	8.4%	12.3%
Occupancy-related expenses	15% to 20%	2.0%	1.5%
Selling transportation expenses	5%	8.4%	2.7%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. Our employee-related expenses increased in the nine-month period. This was related to: (1) higher bonuses and commissions due to growth in net sales and net earnings, as well as regulatory driven incremental compensation, (2) increased health care costs, (3) an increase in our profit sharing contribution, (4) an increase in stock option expense, (5) an increase in full-time equivalent ('FTE') headcount related to efforts to support growth in our business, and (6) the inclusion of Mansco personnel. The increase in the third quarter of 2017, when compared to the third quarter of 2016, was driven by items 1, 2, 5, and 6 noted above for the nine-month period.
The table below summarizes our FTE headcount at the end of the periods presented and changes in such headcount from the end of the prior periods to the end of the most recent period:

			Change Since:		Change Since:
	Q3	Q4	Q4	Q3	Q3
	2017	2016	2016	2016	2016
Branch and Onsite based FTE headcount	11,480	10,797	6.3%	11,175	2.7%
Total selling (includes branch and Onsite)	13,118	12,325	6.4%	12,725	3.1%
Distribution	2,502	2,330	7.4%	2,449	2.2%
Manufacturing	604	571	5.8%	573	5.4%
Administrative	1,105	1,039	6.4%	1,064	3.9%
Total	17,329	16,265	6.5%	16,811	3.1%
Occupancy-related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our branches and distribution locations, and (4) industrial vending equipment (we consider the vending equipment, excluding leased locker equipment, to be a logical extension of our branch operation and classify the depreciation and repair costs as occupancy expense). The slight increase in occupancy-related expenses for the first nine months of 2017, when compared to the first nine months of 2016, was mainly driven by an increase in costs related to industrial vending equipment and an increase in automation equipment at our distribution centers. The slight increase in the third quarter of 2017, when compared to the third quarter of 2016, was driven by the same factors as the nine-month period and was only partly offset by a decrease in expenses related to a reduction in our public branch counts.
Our selling transportation expenses consist primarily of our branch fleet as most of the distribution fleet costs are included in cost of sales. These costs include: (1) expenses for our fleet of vehicles, and (2) fuel expense. Selling transportation expenses for the first nine months of 2017 increased when compared to the first nine months of 2016. We increased the size of our field-based vehicle fleet which resulted in higher expenses. However, the larger impact was a 15.3% increase in fuel expense due to higher fuel prices and consumption during the period. This was partially offset by improvements in gains on sales of leased vehicles. The increase in the third quarter of 2017, when compared to the third quarter of 2016, was mainly driven by the increase in the size of our field-based vehicle fleet.
Aside from these larger impacts, our operating and administrative expenses were also affected by increases in spending on information technology, as well as the absence of supplier marketing incentives that existed in the first nine months of 2016 as part of our CSP 16 initiative.
Net Interest Expense
Our net interest expense was $6.2 in the first nine months of 2017 and $2.5 in the third quarter of 2017, compared to $4.4 in the first nine months of 2016 and $1.7 in the third quarter of 2016. These increases were mainly caused by higher average interest rates over both periods.

Income Taxes
Income tax expense, as a percentage of earnings before income taxes, was approximately 36.6% in the first nine months of 2017 and 36.7% in the third quarter of 2017, versus 36.8% for the first nine months of 2016 and 36.9% in the third quarter of 2016. The decline in the nine-month period resulted primarily from changes in our reserve for uncertain tax positions and the adoption of a new accounting standard (ASU 2016-09) in the first quarter of 2017. This standard addresses the accounting for excess tax benefits for share-based payments that were previously recorded in additional paid-in capital on the balance sheet and are now recognized in income tax expense on the income statement. Additional reductions arose from changes in our reserve for uncertain tax positions. A more detailed description of the impact of the adoption of ASU 2016-09 is included in Note 1 of the Notes to Condensed Consolidated Financial Statements.
Net Earnings
Our net earnings during the first nine months of 2017 were $426.2, an increase of 10.8% when compared to the first nine months of 2016. Our net earnings during the third quarter of 2017 were $143.1, an increase of 12.7% compared to the third quarter of 2016. Our diluted net earnings per share were $1.48 during the first nine months of 2017 compared to $1.33 during the first nine months of 2016, and $0.50 during the third quarter of 2017 compared to $0.44 during the third quarter of 2016.
Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended September 30:

	Nine-month Period
	2017	2016
Net cash provided by operating activities	$455.9	386.9
Percentage of net earnings	107.0%	100.6%
Net cash used in investing activities	$138.2	157.6
Net cash used in financing activities	$301.2	214.4
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased in the first nine months of 2017 relative to the first nine months of 2016, primarily due to our net earnings growth.
The dollar and percentage change in accounts receivable, net and inventories from September 30, 2016 to September 30, 2017 were as follows:

	September 30:		Twelve-month Dollar Change	Twelve-month Percentage Change
	2017	2016	2017	2017
Accounts receivable, net	$632.1	543.7	$88.3	16.2%
Inventories	1,047.0	966.9	80.1	8.3%
Total	$1,679.1	1,510.7	$168.4	11.1%

Net sales in last two months	$782.8	703.2	$79.6	11.3%
Note - Amounts may not foot due to rounding difference.
The growth in our net accounts receivable from September 30, 2016 to September 30, 2017 was attributable in part to the Mansco acquisition. Absent that, receivables growth was broadly consistent with our net sales growth and was attributable primarily to an increase in general business activity. In any given period and over time, the strong growth of our international business and of our large customer accounts can result in faster growth in receivables relative to net sales growth.
The most significant contributors to the increase in inventory from September 30, 2016 to September 30, 2017 were the completion of the CSP 16 rollout in 2016, increased demand, and the Mansco acquisition in 2017.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased from the first nine months of 2016 to the first nine months of 2017 primarily due to decreases in net capital expenditures, which was partially offset by the cash paid for the Mansco acquisition.

During the first nine months of 2017, our net capital expenditures were $76.5 (or 17.9% of net earnings), which is a decrease of 51.4% from the first nine months of 2016. This reduction resulted from lower spending in 2017 to date related to: (1) vending equipment due to the 2016 leased locker rollout, (2) shelving and signage for the CSP 16 initiative in 2016, (3) the expansion of our distribution fleet, and (4) timing associated with the addition of pickup trucks.
Capital expenditures in the first nine months of 2017 and 2016 consisted of: (1) the purchase of software and hardware for our information processing systems, (2) the addition of fleet vehicles, (3) the purchase of signage, shelving, and other fixed assets related to branch openings and in 2016, our CSP 16 initiative, (4) the addition of manufacturing and warehouse equipment, including automation systems equipment, (5) the expansion or improvement of certain owned or leased branch properties, and (6) purchases related to industrial vending. Of these factors, items (1), (2), (4), and (6) had the greatest impact to our capital expenditures in the first nine months of 2017. Disposals of property and equipment consisted of the planned disposition of certain pick-up trucks, as well as distribution vehicles and trailers, in the normal course of business.
Cash requirements for capital expenditures were satisfied from cash generated from operations, available cash and cash equivalents, our borrowing capacity, and the proceeds of disposals. Our 2017 net capital expenditures spend expectation remains at approximately $127.0.
Net Cash Used in Financing Activities
Net cash used in financing activities in the first nine months of 2017 consisted of the payment of dividends, purchases of our common stock, and payments against debt obligations, which were partially offset by proceeds from the exercise of stock options and proceeds from debt obligations, including the issuance of a new series of senior unsecured promissory notes under our master note agreement in the aggregate principal amount of $60.0. The notes bear interest at a fixed rate of 3.22% per annum and are due and payable in full on March 1, 2024, and were issued to fund the purchase price of the Mansco acquisition. Net cash used in financing activities in the first nine months of 2016 consisted of payments of dividends and purchases of our common stock, which were partially offset by proceeds from the exercise of stock options and borrowings. During the first nine months of 2017, we purchased 1,900,000 shares of our common stock at an average price of approximately $43.43 per share. During the first nine months of 2016, we purchased 1,600,000 shares of our common stock at an average price of approximately $37.15 per share. On July 11, 2017, our board of directors authorized purchases by us of 5,000,000 shares of our common stock. We currently have authority to purchase up to 4,400,000 shares under this authorization. An overview of our dividends paid or declared in 2017 and 2016 is contained in Note 3 of the Notes to Condensed Consolidated Financial Statements.
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
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. In the first nine months of 2017, we have seen some inflation in overall steel pricing. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.
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
Interest rates - Loans under our Credit Facility bear interest at floating rates tied to LIBOR. As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A 1% increase in LIBOR in the first nine months of 2017 would have resulted in approximately $2.1 of additional interest expense. A description of our Credit Facility is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the third quarter of 2017:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2017	600,000	$43.03	600,000	4,400,000
August 1-31, 2017	0	$0.00	0	4,400,000
September 1-30, 2017	0	$0.00	0	4,400,000
Total	600,000	$43.03	600,000	4,400,000

(1)
On July 11, 2017, our board of directors established a new authorization for us to repurchase up to 5,000,000 shares of our common stock. As of September 30, 2017, we had remaining authority to repurchase 4,400,000 shares under this authorization.

ITEM 6 — EXHIBITS
INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 10-Q for the quarter ended March 31, 2012 (file no. 000-16125))

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company's Form 8-K dated as of October 15, 2010 (file no. 000-16125))

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: October 16, 2017	By:	/s/ Holden Lewis
Holden Lewis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 16, 2017	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Controller, Chief Accounting Officer, and
Treasurer (Duly Authorized Officer)