Form 10-Q/A
period 2017-09-30
FASTENAL CO
filed 2017-10-23
CIK 815556

UNITED STATES
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

EXPLANATORY NOTE
This Form 10-Q/A (Amendment No. 1) (this 'Amended Report') is being filed by Fastenal Company (the 'Company') to correct an error in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2017 filed with the Securities and Exchange Commission on October 16, 2017 (the 'Original Report').
In the Original Report, under Part I, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operation in the 'Results of Operations – Gross Profit' section, we made reference to the fact that we believed our gross profit percentage for the third quarter of 2017 was reduced by 10 to 20 basis points due to the impact of hurricanes during the quarter. The third quarter of 2017 had multiple storms in the latter half of August and throughout September. Determining the impact was an ongoing and fluid process, and an earlier estimation made its way into the document. However, we believe that the Original Report should have reflected that our gross profit percentage was reduced by 5 to 10 basis points due to hurricanes that affected our Caribbean, Southeastern United States, and Gulf regions, the disruptions from which reduced net sales and gross profit dollars and resulted in an increase in sales of lower margin products.
No other changes have been made to the Original Report, other than the inclusion with this Amended Report of new certifications required by management. This Amended Report speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way any other disclosures made in the Original Report except as set forth above. As there were no changes to the Condensed Consolidated Financial Statements or the Notes to Condensed Consolidated Financial Statements, this Amended Report does not include interactive data (XBRL), which was filed with the Original Report.

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
In the third quarter of 2017, our gross profit, as a percentage of net sales, declined to 49.1% from 49.3% in the third quarter of 2016. Our gross profit over the period was adversely affected by roughly 30 to 40 basis points as a result of the same two elements of mix that affected the first nine months of 2017. We also believe the gross profit percentage was reduced by 5 to 10 basis points in the period from hurricanes that affected our Caribbean, Southeastern United States, and Gulf regions, the disruptions from which reduced net sales and gross profit dollars and resulted in an increase in sales of lower margin products. As with the first nine months of 2017, these factors were offset by accelerating revenue growth rates and progress in supply chain initiatives. During the third quarter of 2017, our daily sales of fastener products grew 12.1% (of which 3.8 percentage points were attributable to Mansco) and daily sales of non-fastener products grew 14.6% when compared to the third quarter of 2016.
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

FASTENAL COMPANY

Date: October 23, 2017	By:	/s/ Holden Lewis
Holden Lewis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 23, 2017	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Controller, Chief Accounting Officer, and
Treasurer (Duly Authorized Officer)