Form 10-K
period 2017-12-31
FASTENAL CO
filed 2018-02-05
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________
FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was $12,488,792,738, based on the closing sale price of the Common Stock on that date. For purposes of determining this number, all executive officers and directors of the registrant as of June 30, 2017 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of January 19, 2018, the registrant had 287,603,912 shares of Common Stock issued and outstanding.

FASTENAL COMPANY
ANNUAL REPORT ON FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the annual meeting of shareholders to be held Tuesday, April 24, 2018 ('Proxy Statement') are incorporated by reference in Part III. Portions of our 2017 Annual Report to Shareholders are incorporated by reference in Part II.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K, or in other reports of the company and other written and oral statements made from time to time by the company, do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, our strategies, goals, mission and vision, and our expectations related to the impact of tax reform. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, weak acceptance or adoption of our vending or Onsite business models, increased competition in industrial vending or Onsite, difficulty in maintaining installation quality as our industrial vending business expands, the leasing to customers of a significant number of additional industrial vending devices, the failure to meet our goals and expectations regarding branch openings, branch closings, or expansion of our industrial vending or Onsite operations, changes in the implementation objectives of our business strategies, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law or the impact of any such changes on future tax rates, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, and other risks and uncertainties detailed in this Form 10-K under the heading 'Item 1A. Risk Factors'. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

PRESENTATION OF DOLLAR AMOUNTS
All dollar amounts in this Form 10-K are presented in millions, except for share and per share amounts or where otherwise noted. Throughout this document, percentage and dollar change calculations, which are based on non-rounded dollar values, may not be able to be recalculated using the dollar values in this document due to the rounding of those dollar values.
STOCK SPLIT
All information contained in this Form 10-K reflects the two-for-one stock split in 2011.

PART I

ITEM 1.	BUSINESS
Note – Information in this section is as of year end unless otherwise noted. The year end is December 31, 2017 unless additional years are included or noted.
Overview
Fastenal Company (together with our subsidiaries, hereinafter referred to as 'Fastenal' or the company or by terms such as we, our, or us) began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. We opened our first branch in 1967 in Winona, Minnesota, a city with a population today of approximately 27,000. We began with a marketing strategy of supplying threaded fasteners to customers in small, medium-sized, and, in subsequent years, large cities. Over time, that mandate has expanded to a broader range of industrial and construction supplies that we break into twelve product lines (described later in this document). The large majority of our transactions are business-to-business, though we also have some walk-in retail business. At the end of 2017, we had 2,988 in-market locations (defined in the table below) in 24 countries supported by 14 distribution centers in North America (11 in the United States, two in Canada, and one in Mexico), and we employed 20,565 people. We believe our success can be attributed to the high quality of our employees and their convenient proximity to our customers, and our ability to offer customers a full range of products and services to reduce their total cost of procurement.
The following table shows our consolidated net sales for each fiscal year as well as the number of public branches, Onsite locations, and total in-market locations at the end of each of the last ten years:

	2017	2016	2015	2014	2013	2012	2011	2010	2009	2008
Net sales	$4,390.5	3,962.0	3,869.2	3,733.5	3,326.1	3,133.6	2,766.9	2,269.5	1,930.3	2,340.4
Public branches	2,383	2,503	2,622	2,637	2,687	2,652	2,585	2,490	2,369	2,311
Onsite locations(1)	605	401	264	214
Total in-market locations(2)	2,988	2,904	2,886	2,851	2,687	2,652	2,585	2,490	2,369	2,311
(1) Onsite location information prior to 2014 is intentionally omitted. While such locations have existed since 1992, we did not specifically track their number until we identified our Onsite program as a growth driver in 2014.
(2) 'In-market locations' is defined as the sum of the total number of public branches and the total number of Onsite locations.
One of Fastenal's guiding principles since inception is that we can improve our service by getting closer to the customer. Through much of our history, this was achieved by opening branches, and today we believe there are few companies that offer our North American branch coverage. In our view, this has proved to be an efficient means of providing customers with a broad range of products and services on a timely basis. These branches have represented, and continue to represent, the foundation of our service approach. However, we are constantly evaluating the efficacy of our branch network, and in recent years, we have developed additional models that get us still closer to the customer, including vending, bin stocks, and Onsite locations.
We currently have several versions of selling locations: (1) a 'traditional (or public) branch' services a wide variety of customers and stocks a wide selection of products we offer, (2) an 'overseas branch' focuses on manufacturing customers and our fastener product line and is the format we typically deploy outside the United States and Canada, (3) a 'strategic account branch' is a unique location that sells to multiple large accounts in a market, (4) a 'strategic account site' is similar to a strategic account branch, but typically operates out of an existing branch rather than from a unique location, and (5) an 'Onsite location' (defined as dedicated sales and service provided from within, or in close proximity to the customer's facility).
Traditional, overseas, and strategic account branches sell to multiple customers, and together comprise our total branch count. Our strategic account sites are considered an extension of the branch from which it operates, and are not included separately in our total branch counts. Onsite locations, which serve a single customer, are similarly not included in our total branch counts. However, outside of the fact that they serve a single customer, we believe the function and operation of an Onsite location is similar to that of a branch. This model is also beginning to represent a meaningful portion of the company's total revenue, and we expect that share to grow materially over time. As a result, we have begun to refer to our network in terms of in-market locations, which includes our total branches and Onsite locations, and we began to refer to strategic account sites as non-in-market locations.
Branch locations are selected primarily based on their proximity to our distribution network, population statistics, and employment data for manufacturing and non-residential construction companies. We stock all new branches with inventory drawn from all of our product lines, and over time, where appropriate, our district and branch personnel may tailor the inventory offering to the needs of the local customer base. Since Fastenal's founding and through 2013, branch openings were a primary growth driver for the company, and we experienced net openings each year over that time span. We have long maintained that marketplace demographics could support a North American network of 3,500 traditional branches. However, since establishing this figure, new growth drivers and business models (Onsite, vending, e-commerce) have emerged and diminished the direct role of traditional branch openings in our growth. It is now unlikely that we will operate the total traditional branch locations we previously believed would be the potential of North America. We will continue to open traditional branches as the company sees fit. However, in each year since 2013, the company has experienced a net decline in its total branch count including net declines of 15 branches in 2015, 119 branches in 2016, and 120 branches in 2017.
There is one branch subset, overseas, that we anticipate expanding in the future. Selling locations outside of the United States and Canada contributed approximately 7% of our consolidated net sales in 2017, with approximately 4% and 3% of this amount attributable to our Mexican and 'rest-of-world' operations, respectively.
The following table provides a summary of the traditional, overseas, and strategic account branch locations we operated at the end of each year, as well as the openings, closings, and conversions during each year:

	North America					Outside North America
	United States	Canada	Mexico	Puerto Rico and Dominican Republic	Subtotal	Central & South America (1)	Asia (2)	Southeast Asia (3)	Europe (4)	Africa (5)	Total
Total as of December 31, 2015	2,320	200	47	8	2,575	9	10	7	20	1	2,622
Opened branches	27	3	5	—	35	—	—	—	4	1	40
Closed branches	(140)	(3)	—	—	(143)	(1)	—	—	—	—	(144)
Converted branches(6)	(13)	(2)	—	—	(15)	—	—	—	—	—	(15)
Total as of December 31, 2016	2,194	198	52	8	2,452	8	10	7	24	2	2,503
Opened branches	5	3	2	—	10	1	—	—	7	—	18
Closed branches	(118)	(6)	(1)	—	(125)	(2)	(2)	—	(1)	—	(130)
Converted branches(6)	(5)	—	—	—	(5)	(1)	(1)	—	(1)	—	(8)
Total as of December 31, 2017	2,076	195	53	8	2,332	6	7	7	29	2	2,383
(1) Panama, Brazil, Colombia, and Chile
(2) China
(3) Singapore, Malaysia, and Thailand
(4) The Netherlands, Hungary, United Kingdom, Germany, Czech Republic, Italy, Romania, Poland, Sweden, Ireland, and Switzerland
(5) South Africa
(6) Converted locations are sites converted from traditional branches to Onsite locations or non-in-market locations, net of sites converted from non-in-market locations or Onsite locations to traditional branches.
Onsite locations may influence the trend in total branch count over time. In this model, the company services a customer from a location that is physically within the customer's facility (or, in some cases, at a strategically placed off-site location), with inventory that is specific to the customer's needs. The model is best suited to larger companies, though we believe we can provide a higher degree of service at a lower level of revenue than most of our competitors. In most cases, we are shifting revenue with the customer from an existing branch. It has been our experience, however, that while gross profit margins at Onsite locations tend to be lower than at branches, we gain significant revenue with the customer and our cost to serve is materially lower. The Onsite concept is not new, in that we entered into the first such arrangement in 1992. However, the company identified it as a growth driver in 2014 and made substantial investments toward accelerating its traction in the marketplace beginning in 2015. As a result, we have identified over 15,000 customer locations with potential to implement the Onsite service model. These customers include those where we have a national account relationship today, as well as new customers we know of due to our local market presence. We expect revenues from Onsite arrangements to increase meaningfully over time. We experienced net increases of 50, 137, and 204 Onsite locations in 2015, 2016, and 2017, respectively. We currently have over 600 Onsite locations and we believe we will have 1,000 Onsite locations in the next 12 to 18 months.

The following table provides a summary of the new Onsite customer locations signed and the total Onsite locations we operated at the end of each year, as well as the Onsite openings and closings during each year:

	New Onsite Customer Locations Signed	Total Active Onsite Locations
Total as of December 31, 2015	80	264
Opened Onsite locations		161
Closed Onsite locations		(24)
Total as of December 31, 2016	176	401
Opened Onsite locations		218
Closed Onsite locations		(14)
Total as of December 31, 2017	270	605
In 1997, we developed a national accounts program aimed at making our products and services more competitive with customers that operate multiple facilities. These customers tend to have more complex supply chains and structures for managing the MRO and OEM products we provide while at the same time, by virtue of their size and opportunity, have more negotiating power. We believe our local presence as part of a national, and increasingly international, footprint, our ability to provide a consistent level of high-touch service and broad product availability, and our ancillary capabilities around manufacturing, quality control, and product knowledge, are attractive to these larger customers. We believe our advantage with these customers has only been strengthened as we have added other channels, such as industrial vending, Onsite, and Fastenal Managed Inventory ('FMI®'), and resources to serve these customers' unique demands. As a result, in 2017, national accounts represented 48.7% of our net sales, compared to 47.4% and 46.4% in 2016 and 2015, respectively. We believe we will continue to perform well with these customers.
We introduced industrial vending in 2008. Vending provides our customers the benefits of reduced consumption, reduced purchase orders, reduced product handling, and 24-hour product availability, and we believe our company has a market advantage by virtue of our extensive in-market network. For these reasons, the initiative began to gain significant traction in 2011 and we finished 2017 with over 86,000 devices in the field (71,000 generating product revenue and 15,000 in a locker lease program). Our discussion generally focuses on the 71,000 product revenue devices. We believe vending has proven its effectiveness in strengthening our relationships with customers and helped to streamline the supply chain where it has been utilized. We also believe there remains considerable room to grow our current installed base before it begins to approach the number of units we believe the market can support. We estimate the market could support as many as 1.7 million industrial vending devices, and as a result we anticipate continued growth in installed devices over time. We believe we will have 100,000 total devices deployed in the next 12 to 18 months.
Our expanded industrial vending portfolio consists of 23 different vending devices, with the FAST 5000 device, our helix-based machine, representing approximately 40% of the installed product revenue devices. We have learned much about these devices over the last several years and currently the target monthly revenue ranges from under $1,000 per device to in excess of $3,000 per device. The following two tables provide two views of our data: (1) actual device count regardless of the type of device and (2) 'machine equivalent' count based on the weighted target monthly revenue of each device (compared to the FAST 5000 device, which has a $2,000 monthly revenue target). For example, the 12-door locker, with target monthly revenue of $750, would be counted as '0.375 machine equivalent' (0.375 = $750/$2,000).
The industrial vending (product revenue devices) information related to contracts signed during each period was as follows:

		Q1	Q2	Q3	Q4	Annual
Device count signed during the period	2017	5,437	4,881	4,771	4,266	19,355
	2016	4,647	4,869	4,783	3,760	18,059
	2015	3,962	5,144	4,689	4,016	17,811

'Machine equivalent' count signed during the period	2017	4,476	4,032	4,010	3,640	16,158
	2016	3,696	3,941	3,520	2,951	14,108
	2015	2,916	3,931	3,769	3,319	13,935

The industrial vending (product revenue devices) information related to installed devices at the end of each period was as follows:

		Q1	Q2	Q3	Q4
Device count installed at the end of the period	2017	64,430	66,577	69,058	71,421
	2016	56,889	58,346	60,400	62,822
	2015	48,545	50,620	53,547	55,510

'Machine equivalent' count installed at the end of the	2017	49,921	51,950	54,215	56,436
period	2016	43,329	44,707	46,399	48,399
	2015	35,997	37,714	40,067	41,905
In addition to industrial vending noted above, which primarily relates to our non-fastener business, we also provide Fastenal Managed Inventory ('FMI') programs, (also known as 'keep fill' or bin stock programs in the industry) to numerous customers. This business relates to both our maintenance customers (MRO fasteners and non-fasteners) and original equipment manufacturers (OEM fasteners). FMI is like our industrial vending business in that it involves moving product closer to the point of customer use within their facilities. However, the device is typically an open bin which is clustered with other bins in a racking system, each of which holds OEM fasteners, MRO fasteners, and/or non-fastener products that are consumed in the customers' operations. These bins utilize a variety of technologies. For instance, some bins are set up with the latest scanning technologies to determine when product is at a minimum desired level and requires refill, while others utilize scales to measure the volume of a bin's content by its weight, and our fully integrated distribution network allows us to manage the supply chain for all sizes of customers. FMI programs foster a strong relationship with customers, as we are often their preferred supplier, and a higher frequency of business transactions.
We believe our current growth drivers – Onsite locations, national accounts, industrial vending, and FMI – represent alternative means to address the requirements of certain customer groups. They get us closer to the customer and to where the product is actually consumed. This is consistent with our strategy and offers significant value by providing differentiated and 'sticky' service. Combined with ongoing strategic investments in end market initiatives (such as our Customer Service Project ('CSP') initiatives which expand inventory placement at our branches to enhance same-day capabilities) as well as selling (in-market and otherwise) and non-selling (engineering, product specialists, manufacturing, etc.) employees, we offer a range of capabilities that is difficult for large and small competitors to replicate.
We remain committed to a large, robust service network, including traditional branches; it remains the indispensable foundation of our business. In any given year, it is difficult to predict whether our total branch count will rise or fall. However, with the growth we anticipate in Onsite locations, we believe our total in-market locations will increase over time.
It has been our experience that our profitability is affected by the average revenue produced by each branch. While certain costs related to growth at a branch are at least partly variable, such as employee-related expenses, others, like rent and utility expenses, tend to be fixed. As a result, it has been shown that as a branch increases its sales base over time it typically will achieve a higher operating profit margin. This ability to increase our average revenue per branch is influenced by: (1) general growth based on end market expansion and/or market share gains, (2) the age of the branch base (new branches tend to be less profitable due to start-up costs and the time necessary to generate a customer base; however, when these new branches mature and increase their sales base, their profitability similarly increases), and (3) rationalization actions – in the past several years the company has seen a net decline in its branch base. There are many reasons why local or regional management might decide to close a branch. Key customers may have migrated to a different part of the market or transitioned to our Onsite model, plants may have closed, or our own supply chain capabilities in a market may have evolved to allow us to service some areas with fewer traditional branches. In the short term, the Onsite program can hurt the profitability of our existing branch network as it can pull established revenue away from an existing branch.
We operate 11 regional distribution centers in the United States – Minnesota, Indiana, Ohio, Pennsylvania, Texas, Georgia, Washington, California, Utah, North Carolina, and Kansas – and three outside the United States – Ontario, Canada; Alberta, Canada; and Nuevo Leon, Mexico. These 14 distribution centers give us approximately 3.5 million square feet of distribution capacity. These distribution centers are located so as to permit deliveries of two to five times per week to our in-market locations using our trucks and overnight delivery by surface common carrier, with approximately 83% of our North American in-market locations receiving service four to five times per week. We would expect to add new distribution centers over time as our scale and the number of our in-market locations increases. The distribution center in Indiana also serves as a 'master' hub, with those in California, North Carolina, and Kansas serving as 'secondary' hubs to support the needs of the in-market locations in their geographic regions as well as provide a broader selection of products for the in-market locations serviced by the other distribution centers.

We currently operate our Minnesota, Indiana, Ohio, Pennsylvania, Texas, Georgia, California, North Carolina, and Ontario, Canada distribution centers with automated storage and retrieval systems (ASRS). These nine distribution centers operate with greater speed and efficiency, and currently handle approximately 85% of our picking activity. The Indiana facility also contains our centralized replenishment facility for a portion of our industrial vending business. This operation is also highly automated. Construction of an ASRS began in 2017 at our Kansas distribution center, and we expect this project to be completed in the first quarter of 2018. Construction of a new distribution center in Washington, which will include ASRS technology, is scheduled to begin in 2018.
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
Trademarks and Service Marks
We conduct business under various trademarks and service marks, and we utilize a variety of designs and tag lines in connection with each of these marks, including Growth Through Customer Service®. Although we do not believe our operations are substantially dependent upon any of our trademarks or service marks, we consider the 'Fastenal' name and our other trademarks and service marks to be valuable to our business.
Products
Fastenal was founded as a distributor of fasteners and related industrial and construction supplies. This includes threaded fasteners, which represent approximately 85% of total fastener sales and includes bolts, nuts, screws, studs, and related washers, as well as miscellaneous supplies and hardware, such as pins, machinery keys, concrete anchors, metal framing systems, wire rope, strut, rivets, and related accessories. Our fastener product line, which is primarily sold under the Fastenal product name, represented 35.6%, 36.6%, and 38.3% of our consolidated net sales in 2017, 2016, and 2015, respectively. Of this, threaded fasteners represented approximately 30%, 33%, and 34% of our consolidated net sales in 2017, 2016, and 2015, respectively.
Fastener distribution is complex. In most cases the product has low per unit value but high per unit weight. This presents challenges in moving product from suppliers, most of whom are outside of North America, to our distribution centers, as well as from our distribution centers to our branch, Onsite, and customer locations. At the same time, fasteners are ubiquitous in manufactured products, construction projects, and maintenance and repair while at the same time exhibiting great geometric variability based on use and application. In many cases, a fastener is a critical part in machine uptime and/or effective use. These features have greatly influenced our logistical development, training and educational programs, support capabilities, and inventory decisions, which we believe would be difficult for competitors to replicate.
In 1993, we began to aggressively add additional product lines, and these represented 64.4%, 63.4%, and 61.7% of our consolidated sales in 2017, 2016, and 2015, respectively. These products, which we refer to as non-fastener product lines, tend to move through the same distribution channel, get used by the same customers, and utilize the same logistical capabilities as the original fastener product line. This logic is as true today as it was when we first began to diversify our product offering. However, over time, the supply chain for these product lines has evolved in ways independent of the fastener line. For instance, non-fastener product lines benefit from our development of industrial vending.
The most significant category of non-fastener products is our safety supplies product line, which accounted for 15.2%, 14.9%, and 13.9% of our consolidated sales in 2017, 2016, and 2015, respectively. This product line has enjoyed dramatic sales growth in the last ten years (roughly doubling as a percentage of sales over that ten year time frame). This is directly related to our success in industrial vending. Our tools product line now accounts for more than 10% of consolidated net sales, representing 10.1%, 9.9%, and 9.5% in 2017, 2016, and 2015, respectively. Also, in the last several years we added 'private label' brands (often referred to as 'Fastenal brands') to our offering, and these represented approximately 12% of our consolidated net sales in 2017, 2016, and 2015.
We plan to continue to add other product lines in the future.
Detailed information about our sales by product line is provided in Note 12 of the Notes to Consolidated Financial Statements included later in this Form 10-K. Each product line may contain multiple product categories.
Inventory Control
Our inventory stocking levels are determined using our computer systems, by our sales personnel at in-market locations, by our district and regional leadership, and by our product managers. The data used for this determination is derived from sales activity from all of our selling locations, from individual selling locations, and from different geographic areas. It is also derived from supplier information and from customer demographic information. The computer system monitors the inventory level for all stock items and triggers replenishment, or prompts a buyer to purchase, as necessary, based on an established minimum-maximum level. All branches stock a base inventory and may expand beyond preset inventory levels as deemed appropriate by the district and branch personnel. Non-branch selling locations (primarily Onsites) stock inventory based on customer-specific arrangements. Inventories in distribution centers are established from computerized data for the selling locations served by the respective distribution center. Inventory quantities are continuously re-balanced utilizing an automated transfer mechanism we call 'inventory re-distribution'.
Inventory held at our selling locations, close to customers and available on a same-day basis, accounted for approximately 65%, 64%, and 61% of our total inventory at the end of 2017, 2016, and 2015, respectively. Inventory held at our distribution centers and manufacturing locations accounted for approximately 35%, 36%, and 39% of our total inventory at the end of 2017, 2016, and 2015, respectively. The distribution center and manufacturing location inventory, when combined with our trucking network, allows for incredibly fast, next-day service at a very competitive cost.
Manufacturing and Support Services Operations
In 2017, approximately 96% of our consolidated net sales were attributable to products manufactured by other companies to industry standards or to customer specific requirements. The remaining 4% related to products manufactured, modified or repaired by our manufacturing businesses or our support services. The manufactured products consist primarily of non-standard sizes of threaded fasteners made to customers' specifications or standard sizes manufactured under our Holo-Krome® and Cardinal Fasteners® product lines. The services provided by the support services group include, but are not limited to, the repair of tools and hoists, the fabrication of chain sling and hose, band saw blade welding, and other light manufacturing and fabrication. We may add additional services in the future. However, we engage in these activities primarily as a service to our customers and expect them to continue to contribute in the range of 4% to 6% of our consolidated net sales in the future.
Sources of Supply
We use a large number of suppliers for the standard stock items we distribute. Most items distributed by our network can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. No single supplier accounted for more than 5% of our inventory purchases in 2017.
Beyond inventory, we have some concentration of purchasing activity. For example, we utilize a limited number of suppliers for distribution equipment, two main suppliers for our vehicle fleet, and primarily one supplier for our industrial vending equipment. However, we believe there are viable alternatives to each of these, if necessary.
Geographic Information
Information regarding our revenues and long-lived assets by geographic location is set forth in Note 8 of the Notes to Consolidated Financial Statements included later in this Form 10-K. Our ability to procure products overseas at competitive prices, as well as net sales at our foreign locations, could be impacted by foreign currency fluctuations, changes in trade relations, or fluctuations in the relative strength of foreign economies.
Customers and Marketing
We believe our success can be attributed to our ability to offer customers a full line of quality products, our convenient locations and diverse methods of providing those products, and the superior service orientation and expertise of our employees. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance, repair, and operations (MRO). The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, oil exploration, production, and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. During the fourth quarter of 2017, our total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 400,000, while our total 'core accounts' (defined as the average number of accounts each month with purchase activity of at least $250 per month) was approximately 111,000. In 2017, no one customer accounted for more than 5% of our sales.
Based on our customer profile being oriented toward manufacturing and non-residential construction, our business has historically been cyclical. However, we believe our model has certain protections that moderate the volatility of our results around cyclical changes. First, we have a large number of customers that serve a wide range of segments within the broader manufacturing and non-residential construction market, although slumps in one industry served by us can rapidly spread to other, interrelated industries, locally or globally. However, we still believe this customer and market segment diversity provides some insulation from economic changes that are not across multiple industries and geographic regions. In addition, a meaningful part of our revenue is derived from products that are incorporated into final products. However, we also have a significant portion of revenue that is derived from products used to maintain sites, and while this revenue tends to be directly influenced by cyclical changes, its rate of change tends to be less dramatic.

Direct marketing continues to be the backbone of our business through our local in-market selling personnel, as well as our non-branch selling personnel. We support our branches with multi-channel marketing including email and online marketing, print and radio advertising, catalogs, promotional flyers, events, and branch signage. In recent years, our national advertising has been focused on a NASCAR® sponsorship through our partnership with Roush Fenway Racing® as the primary sponsor of Ricky Stenhouse Jr.'s No. 17 car in the Monster Energy® NASCAR® Cup Series.
Seasonality
Seasonality has some impact on our sales. The first and fourth quarters are typically our lowest volume periods, given their overlap with winter months in North America during which our sales to customers in the non-residential construction market typically slow due to inclement weather. The fourth quarter also tends to be more greatly affected by the Thanksgiving (October in Canada and November in the United States), Christmas, and New Year holiday periods, due to plant shut downs. In contrast, the second and third quarters typically have higher revenues due to stronger non-residential construction activity and relatively fewer holidays (although Good Friday will sometimes fall in the second quarter and the 4th of July will always fall in the second quarter).
Competition
Our business is highly competitive, and includes large competitors located primarily in large cities and smaller distributors located in many of the same smaller markets in which we have branches. We believe the principal competitive factors affecting the markets for our products, in no particular order, are customer service, price, convenience, product availability, and cost saving solutions.
Market strategies in industrial distribution are varied. Where products are concerned, while many larger distributors have trended toward a broad-line offering over time, they are often still closely associated with a specific product that can influence their ability to capture market share. This association with a specific product line is often even more pronounced among smaller competitors, though many smaller competitors do deploy a broad-line model. Means of serving the customer are even more diverse. For instance, many competitors maintain a local, branch-based presence in their markets, while others use vans to sell products in markets away from their main warehouses, while still others rely on catalogs or telemarketing sales. Recent years have seen the emergence of digital solutions, such as websites, and while this channel has been embraced by many traditional distributors it also has introduced non-traditional, e-commerce-based competitors into the marketplace. The diversity of product and service models supported in the marketplace is a reflection of the equally diverse product and service needs of the customer base. The large majority of our customers utilize multiple channels, from a single distributor where they are offered or from a range of distributors, to procure the products they need in their operations.
We believe that better service, and a competitive selling advantage, can be provided by maintaining a physical presence closer to the customer's location(s). As a result, we maintain branches in small, medium, and large markets, each offering a wide variety of products. The convenience of a large number of branches in a given area, combined with our ability to provide frequent deliveries to such branches from centrally located distribution centers, facilitates the prompt and efficient distribution of products. We also believe our industrial vending and bin stock solutions, supported from an in-market (branch or Onsite) location, provides a unique way to provide our customers convenient access to products and cost saving solutions using a business model not easily replicated by our competitors. Having trained personnel at each in-market location also enhances our ability to compete (see 'Employees' below).
Our Onsite service model provides us with a strategic advantage with our larger customers. Building on our core business strategy of the local branch, the Onsite model provides value to our customers through customized service while giving us a competitive advantage through stronger relationships with those customers, all with a relatively low investment given the existing branch and distribution structure.

Employees
At the end of 2017, we employed 20,565 full and part-time employees. Of these, approximately 74% held an in-market or non-branch selling role. We characterize these personnel as follows:

	2017	2016
In-market locations	13,424	12,966
Non-branch selling	1,711	1,575
Selling subtotal	15,135	14,541
Distribution	3,575	3,403
Manufacturing	652	594
Administrative	1,203	1,086
Non-selling subtotal	5,430	5,083
Total	20,565	19,624
We believe the quality of our employees is critical to our ability to compete successfully in the markets we currently serve and to our ability to develop new markets and customer relationships. We foster the growth and education of skilled employees throughout the organization by operating training programs and by decentralizing decision-making. Wherever possible, our goal is to 'promote from within'. For example, most new branch and Onsite managers are promoted from an outside sales position and district managers (who supervise a number of in-market locations) are usually former branch managers.
The Fastenal School of Business (our internal corporate university program, known as FSB) develops and delivers a comprehensive array of industry and company-specific education and training programs that are offered to our employees. FSB provides core curricula focused on key competencies determined to be critical to the success of our employees' performance. In addition, we provide specialized educational tracks within various institutes of learning. These institutes of learning are advanced levels that provide specific concentrations of education and development and have been designed to focus on critical aspects of our business, such as leadership, effective branch best practices, sales and marketing, product education, and distribution.
Our selling personnel are compensated with a base salary and an incentive bonus arrangement that places emphasis on achieving increased sales on a branch, Onsite, district, regional, and national account basis, while still attaining targeted levels of, among other things, gross profit and trade accounts receivable collections. As a result, a significant portion of our total employment cost varies with sales volume. We also pay incentive bonuses to our leadership personnel based on one or more of the following factors: sales growth, earnings growth (before and after taxes), profitability, and return on assets, and to our other personnel for achieving predetermined departmental, project, and cost containment goals.
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
We may be unable to meet our goals regarding the growth drivers of our business. Our sales growth is dependent primarily on our ability to attract new customers and increase our activity with existing customers. Historically, the most effective way to attract new customers has been opening new branches. In recent years, however, we have devoted increased resources to other growth drivers, including our industrial vending business, our Onsite business, and our national accounts team. While we have taken steps to build momentum in the growth drivers of our business, we cannot assure you those steps will lead to additional sales growth. Failure to achieve any of our goals regarding industrial vending, Onsite locations, national accounts signings, or other growth drivers could negatively impact our long-term sales growth. Further, failure to identify appropriate customer sites for our Onsite businesses or failure to find suitable locations for our Onsite businesses once appropriate customer sites are identified may adversely impact our goals regarding the number of new Onsite locations we are able to open.
Changes in customer or product mix, downward pressure on sales prices, and changes in volume of orders could cause our gross profit percentage to fluctuate or decline in the future. Changes in our customer or product mix could cause our gross profit percentage to fluctuate or decline. For example, the portion of our sales attributable to fasteners has been decreasing in recent years. That has adversely affected our gross profit percentage as our non-fastener products generally carry lower gross profit margins than our fastener products. Similarly, in recent years, revenues from national accounts customers, which typically have lower gross profit margins by virtue of their scale and available business, have tended to grow faster than revenues from smaller customers. This factor has become more significant as revenues from Onsite locations has grown in the mix. If our customer or product mix continues to change, our gross profit percentage may decline further. Downward pressure on sales prices and changes in the volume of our orders could also cause our gross profit percentage to fluctuate or decline. We can experience downward pressure on sales prices as a result of deflation, pressure from customers to reduce costs, or increased competition. Reductions in our volume of purchases can adversely impact gross profit by reducing supplier volume allowances. Customer and product mix have contributed to the decline in our gross profit percentage over time, including in 2017 and 2016, and will likely continue to affect our gross profit percentage in 2018 and beyond. However, whether this adverse mix impact will result in a decline of our gross profit percentage in any given year will depend on the extent to which they are, or are not, offset by positive impacts to gross profit margin during such year.
Our operating and administrative expenses could grow more rapidly than net sales which could result in failure to achieve our goals related to leveraging revenue growth into higher net earnings. Over time, we have generally experienced an increase in our operating and administrative expenses, including costs related to payroll, occupancy, freight, and information technology, among others, as our net sales have grown. However, historically, a portion of these expenses has not increased at the same rates as net sales, allowing us to leverage our growth and sustain or expand our operating profit margins. There are various scenarios where we may not be able to continue to achieve this leverage as we have been able to do in the past. For instance, it is typical that when demand declines, most commonly from cyclical factors (though it could be due to customer losses or some other company-specific event), our operating and administrative expenses do not fall as quickly as net sales. It is also possible that in the future we will elect to make investments in operating and administrative expenses that would result in costs growing faster than net sales. In addition, market variables, such as labor rates, energy costs, and legal costs, could move in such a way as to cause us to not be able to manage our operating and administrative expenses in a way that would enable us to leverage our revenue growth into higher net earnings. Should any of these scenarios, or a combination of them, occur in the future, it is possible that our operating and pre-tax profit margins could decline even if we are able to grow revenue.

Our competitive advantage in our industrial vending business could be eliminated and the loss of key suppliers of equipment and services for that business could be disruptive and could result in failure to deploy devices. We believe we have a competitive advantage in industrial vending due to our vending hardware and software, our local branch presence (allowing us to service devices more rapidly), our 'vendible' product depth, and in North America, our distribution strength. These advantages have developed over time; however, other competitors could respond to our expanding industrial vending business with highly competitive platforms of their own. Such competition could negatively impact our ability to expand our industrial vending business or negatively impact the economics of that business. In addition, we currently rely on a limited number of suppliers for the vending devices used in, and certain software and services needed to operate, our industrial vending business. While these devices, software, and services can be obtained from other sources, loss of our current suppliers could be disruptive and could result in us failing to meet our goals related to the number of devices we are able to deploy in the next twelve to eighteen months.
The ability to identify new products and product lines, and integrate them into our selling locations and distribution network, may impact our ability to compete and our sales and profit margins. Our success depends in part on our ability to develop product expertise at the selling location level and identify future products and product lines that complement existing products and product lines and that respond to our customers' needs. We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which we compete or trends in new products. In addition, our ability to integrate new products and product lines into our branches and distribution network could impact sales and profit margins.
Our ability to successfully attract and retain qualified personnel to staff our selling locations could impact labor costs, sales at existing selling locations, and the successful execution of our growth drivers. Our success depends in part on our ability to attract, motivate, and retain a sufficient number of qualified employees, including inside and outside branch associates, Onsite managers, and national account sales representatives, who understand and appreciate our culture and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the industry is high. If we are unable to hire and retain personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and product knowledge, our sales could be materially adversely affected. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may also delay the planned openings of new branches and planned expansion of our other selling channels.
Our inability to attract or transition key executive officers may divert the attention of other members of our senior leadership and adversely impact our existing operations. Our success depends on the efforts and abilities of our key executive officers and senior leadership. In the event of voluntary or involuntary vacancies in our executive team in the future, the extent to which there is disruption in the oversight and/or leadership of our business will depend on our ability to either transition internal, talented individuals or recruit suitable replacements to serve in these roles. In addition, difficulties in smoothly implementing any transition to new members of our executive team, or recruiting suitable replacements, could divert the attention of other members of our senior leadership team from our existing operations.
We may not be able to compete effectively against traditional or non-traditional competitors, which could cause us to lose market share or erode our operating income. The industrial, construction, and maintenance supply industry, although slowly consolidating, still remains a large, fragmented, and highly competitive industry. Our current or future competitors may include companies with similar or greater market presence, name recognition, and financial, marketing, technological, and other resources, and we believe they will continue to challenge us with their product selection, financial resources, technological advancements, and services. Increased competition from brick and mortar retailers in markets in which we have in-market locations or from on-line retailers (particularly those major internet providers who can offer a wide range of products and rapid delivery), and the adoption by competitors of aggressive pricing strategies and sales methods, could cause us to lose market share or reduce our prices or increase our spending, thus eroding our operating income.
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
If we experience a loss related to our information systems or are unable to maintain or upgrade our information systems, or convert to alternate systems, in a timely and efficient manner, our operations may be disrupted or become less efficient. We depend on information systems for many aspects of our business and we could be adversely affected if we experience a disruption or data loss relating to our information systems and are unable to recover in a timely manner. We could also be adversely impacted if we are unable to improve, upgrade, maintain, and expand our information systems. Difficulties resulting from the transition of our industrial vending hosting services could also be disruptive to the success of our efforts to grow our industrial vending presence. The success of our growth drivers is dependent in varying degrees on the timely delivery and the functionality of information technology systems to support them. Extended delays or unexpected expenses in securing, developing, and otherwise implementing technology solutions to support our growth drivers could delay the achievement of our goals regarding these growth drivers.
Our business is subject to a wide array of laws and regulations in every jurisdiction where we operate. Compliance with these laws and regulations increases the cost of doing business and failure to comply could result in the imposition of fines or penalties and the termination of contracts. We are subject to a variety of laws and regulations including without limitation; import and export requirements, anti-bribery and corruption laws, tax laws (including U.S. taxes on foreign subsidiaries), product compliance laws, environmental laws, foreign exchange controls and cash repatriation restrictions, advertising regulations, data privacy and cyber security requirements, regulations on suppliers regarding the sources of supplies or products, labor and employment laws, and anti-competition regulations. In particular, our future effective tax rates could be affected by legislative tax reform, changes in statutory rates, or changes in tax laws or the interpretation thereof. In addition, notwithstanding the reduction in the corporate income tax rate included in the recently enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the 'Tax Act'), the overall impact of the Tax Act on our future financial results is subject to uncertainties and our financial results could be adversely impacted by certain other aspects of the Tax Act, including one-time taxes on accumulated offshore earnings, requiring a current inclusion in U.S. federal income of certain earnings of controlled foreign corporations, allowing a domestic corporation an immediate deduction in U.S. taxable income for a portion of its foreign-derived intangible income, and the base erosion anti-abuse tax. These factors could result in our 2018 provisional income tax expense booking rate to differ from our expectations. In addition, as a supplier to federal, state, and local government agencies, we must comply with certain laws and regulations relating specifically to the formation, administration, and performance of our governmental contracts. We are also subject to governmental audits and inquiries in the normal course of business. Ongoing audit activity and changes to the legal and regulatory environments could increase the cost of doing business, and such costs may increase in the future as a result of changes in these laws and regulations or in their interpretation. While we have implemented policies and procedures designed to facilitate compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations, or our policies. Any such violations could result in the imposition of fines and penalties, damage to our reputation, and, in the case of laws and regulations relating specifically to governmental contracts, the loss of those contracts.
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
A downturn in either the national or local economy where we operate, or in the principal markets served by us, or changes in any of the other factors described above, could negatively impact sales at our in-market locations, sales through our other selling channels, and the level of profitability of those in-market locations and other selling channels.
This risk was demonstrated in 2015 and 2016. We have significant exposure to companies involved in the manufacture of capital goods and heavy equipment. In 2015, our business was impacted by lower commodity prices, including oil, lower corporate capital spending, and a strong U.S. dollar. These variables resulted in some of our customers exhibiting a reduced level of business activity and confidence. When this happens, these customers tend to cut back on spending which yields a slowdown in our business with these customers. These same dynamics carried into 2016. In 2017, these conditions mostly reversed. Certain commodity prices recovered and corporate investment improved, leading to better capital spending trends among our customers. This improvement in customer spending helped to improve our net sales and sales growth.
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
New trade policies could make sourcing product from overseas more difficult and/or more costly. We source a significant amount of the products we sell from outside of the United States, primarily Asia. This sourcing is both direct (through our wholly-owned, Asia-based subsidiary, FASTCO Trading Co., Ltd.) and indirect (from suppliers that themselves procure product from international sources). Considerable political uncertainty in the United States may result in changes to trade policies that may affect our sourcing operations. Should this occur, it may be difficult in light of the significant structural investments made over time and the absence of significant domestic fastener production for us to adjust our capabilities to any new policies in the short term, which could increase the difficulty and/or cost of sourcing products. Such changes could adversely affect our ability to secure sufficient product to service our customers and/or adversely affect our cost of operating in a way that hurts our financial results.
Changes in energy costs and the cost of raw materials used in our products could impact our net sales, cost of sales, gross profit percentage, distribution expenses, and occupancy expenses, which may result in lower operating income. Costs of raw materials used in our products (e.g., steel) and energy costs have fluctuated during the last several years. Increases in these costs result in increased production costs for our suppliers. These suppliers typically look to pass their increased costs along to us through price increases. The fuel costs of our distribution and branch operations have fluctuated as well. While we typically try to pass increased supplier prices and fuel costs through to our customers or to modify our activities to mitigate the impact, we may not be successful, particularly if supplier prices or fuel costs rise rapidly. Failure to fully pass any such increased prices and costs through to our customers or to modify our activities to mitigate the impact would have an adverse effect on our operating income. While increases in the cost of fuel or raw materials could be damaging to us, decreases in those costs, particularly if severe, could also adversely impact us by creating deflation in selling prices, which could cause our gross profit to deteriorate, or by negatively impacting customers in certain industries, which could cause our sales to those customers to decline.
New trade policies could have an adverse impact on industries we sell into, negatively affecting our net sales and profits. Considerable political uncertainty in the United States may result in changes to trade policies that could create disruption in geographic demand trends. To the extent that the United States government enacts tariffs or taxes that penalize imports to benefit domestic manufacturing, we may improve our domestic sales which may have an overall positive impact on us given that 88% of our total revenue is derived from the United States. However, any such action may adversely impact our foreign sales, which may, in turn, adversely impact our ability to expand our overseas branches in the future. In addition, should a foreign government engage in its own trade protection, independent of or in response to another nation's action, it could have a negative direct or, more likely, indirect effect on our net sales and profits by reducing demand for exports by United States companies. It is difficult to know in advance what the net effect of such actions will be on companies such as ours, but it is possible that such changes could adversely affect our financial results.
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
Inclement weather and other disruptions to the transportation network could adversely impact our distribution system and demand for our products. Our ability to provide efficient distribution of core business products to our branch network is an integral component of our overall business strategy. Disruptions at distribution centers or shipping ports may affect our ability to both maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations. In addition, severe weather conditions could adversely affect demand for our products in particularly hard hit regions. In August and September 2017, we experienced temporary disruptions in our distribution network in our Gulf Coast, Florida, Georgia, and Puerto Rico regions due to hurricanes Harvey, Irma, and Maria. These storms adversely impacted our product demand and revenues, as well as our gross and operating profit percentages, due to an increase in demand for storm-related products which have a lower gross profit margin, and inefficiencies in delivery services in the immediate aftermath of the storms.
Our current estimates of total market potential as well as the market potential of our business strategies could be incorrect. We believe we have a significant opportunity for growth based on our belief that North American market demand for the products we sell is estimated to exceed $140 billion. This figure is not derived from an independent organization or data source that aggregates and publishes widely agreed-upon demand and market share statistics. Instead, we have identified this figure based on our own experience in the marketplace for our products and by evaluating estimates from other sources. If we have overestimated the size of our market, and in doing so, underestimated our current share of it, the size of our opportunity for growth may not be as significant as we currently believe. Similarly, we have provided estimates of the opportunities we have with some of our specific growth strategies, such as industrial vending and Onsite locations. We believe the potential market opportunity for industrial vending is approximately 1.7 million devices and we have identified over 15,000 customer locations with the potential to implement our Onsite service model. Similar to the case for total market size, we use our own experience and data to arrive at the size of these potential opportunities and not independent sources. These estimates are based on our business model today, and the introduction or expansion of other business strategies, such as on-line retailing, could cause them to change. In addition, the market potential of a particular business strategy may vary from expectations due to a change in the marketplace (such as changes in customer concentration or needs), a change in the nature of that business strategy, or weaker than anticipated acceptance by customers of that business strategy. We cannot guarantee that our market potential estimates are accurate or that we will ultimately decide to expand our industrial vending or Onsite service models to reach the full market opportunity.
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
Tight credit markets could impact our ability to obtain financing on reasonable terms or increase the cost of existing or future financing and interest rate fluctuations could adversely impact our results. As of December 31, 2017, we had $415.0 of outstanding debt obligations, including loans outstanding under our revolving credit facility (the 'Credit Facility') of $280.0 and senior unsecured promissory notes issued under our master note agreement (the 'Master Note Agreement') in the aggregate principal amount of $135.0. Loans under the Credit Facility bear interest at a rate per annum based on the London Interbank Offered Rate ('LIBOR') and mature on March 10, 2020. The notes issued under our Master Note Agreement consist of three series. The first is in an aggregate principal amount of $40.0, bears interest at a fixed rate of 2.00% per annum, and is due and payable on July 20, 2021. The second is in an aggregate principal amount of $35.0, bears interest at a fixed rate of 2.45% per annum, and is due and payable on July 20, 2022. The third is in an aggregate principal amount of $60.0, bears interest at a fixed rate of 3.22% per annum, and is due and payable on March 1, 2024. Our aggregate borrowing capacity under the Credit Facility is $700.0. Our aggregate borrowing capacity under the Master Note Agreement is $200.0; however, none of the institutional investors party to that agreement are committed to purchase notes thereunder.
During periods of volatility and disruption in the United States credit markets, financing may become more costly and more difficult to obtain. Although the credit market turmoil of 2008 and 2009 did not have a significant adverse impact on our liquidity or borrowing costs given our low level of indebtedness at that time, the availability of funds tightened and credit spreads on corporate debt increased. Our indebtedness has increased since 2009 and we have the capacity under our Credit Facility and Master Note Agreement to increase borrowings in the future. If credit market volatility were to return or if interest rates rise, the cost of servicing our existing debt could increase due to the LIBOR-based interest rate provided for under our Credit Facility. In addition, borrowing additional amounts to finance stock purchases, dividends, capital expenditures, and other liquidity needs or to refinance our existing indebtedness could be difficult and the cost of doing so could be high.
For more information relating to borrowing and interest rates, see the following sections below: Liquidity and Capital Resources – Debt under the heading 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations', 'Item 7A. Quantitative and Qualitative Disclosures about Market Risks', and Note 10 of the Notes to Consolidated Financial Statements.
Investment Risk
There can be no assurance that our stock price will continue to reflect the current multiple of earnings over time. Stock prices, including ours, are commonly thought to be a function of earnings multiplied by a multiple. Historically, investors have given our earnings a higher multiple, or premium, than is typical of the broader industrial sector of which we are typically associated. We believe we have earned this premium by virtue of a long history of superior growth, profitability, and returns. However, to the extent that we fail to successfully execute our growth strategies and/or poorly navigate the risks that surround our business, including those described throughout this section, or to the extent our industry (industrial distribution, or industrial stocks in general) loses favor in the marketplace, there can be no assurance that investors will continue to afford a premium multiple to our earnings which could adversely affect our stock price.
We cannot provide any guaranty of future dividend payments or that we will continue to purchase shares of our common stock pursuant to our share purchase program. Although our board of directors has historically authorized the payment of quarterly cash dividends on our common stock and indicated an intention to do so in the future, there are no assurances that we will continue to pay dividends in the future or continue to increase dividends at historic rates. In addition, although our board of directors has authorized share purchase programs and we purchased shares in 2017, 2016, and prior years through these programs, we may discontinue doing so at any time. Any decision to continue to pay quarterly dividends on our common stock, to increase those dividends, or to purchase our common stock in the future will be based upon our financial condition and results of operations, the price of our common stock, credit conditions, and such other factors as are deemed relevant by our board of directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Note – Information in this section is as of December 31, 2017, unless otherwise noted.
We own the following facilities in Winona, Minnesota:

Purpose	Tote Locations (ASRS)(1)	Approximate Square Feet
Distribution center and home office	246,000	259,000
Manufacturing facility		100,000
Computer support center		13,000
Winona branch		15,000
Winona product support facility		55,000
Rack and shelving storage		42,000
Multi-building complex which houses certain operations of the distribution group, the support services group, and the home office support group		30,000
Supplemental warehouse, office, and potential branch space		100,000
(1) Total number of tote locations for small parts storage included in facilities with an ASRS.
We own the following facilities, excluding selling locations, outside of Winona, Minnesota:

Purpose	Location	Tote Locations (ASRS)(1)		Approximate Square Feet
Distribution center	Indianapolis, Indiana	561,000	(2)	1,039,000
Manufacturing facility	Indianapolis, Indiana			220,000
Distribution center	Atlanta, Georgia	77,000		198,000
Distribution center	Denton, Texas	41,000	(3)	176,000
Distribution center	Scranton, Pennsylvania	104,000		189,000
Distribution center	Akron, Ohio	103,000		182,000
Distribution center	Kansas City, Kansas	—	(4)	300,000
Distribution center	Kitchener, Ontario, Canada	128,000		142,000
Distribution center	High Point, North Carolina	132,000		301,000
Distribution center and manufacturing facility	Modesto, California	69,000		328,000
Manufacturing facility	Rockford, Illinois			100,000
Local re-distribution center and manufacturing facility	Johor, Malaysia			27,000
Manufacturing facility	Wallingford, Connecticut			187,000
(1) Total number of tote locations for small parts storage included in facilities with an ASRS.
(2) This property contains an ASRS with capacity of 52,000 pallet locations, in addition to the 561,000 tote locations for small parts noted above; 105,000 of these small part tote locations are located in the industrial vending automated replenishment facility, which is also located on this property.
(3) This facility contains an ASRS with capacity of 14,000 pallet locations, in addition to the 41,000 tote locations for small parts noted above.
(4) Construction of an ASRS began in 2017 at our Kansas distribution center, and we expect this project to be completed in the first quarter of 2018. This facility will contain approximately 170,000 tote locations.
In addition, we own 179 buildings that house our in-market locations in various cities throughout North America.

All other buildings we occupy are leased. Leased branches range from approximately 3,000 to 10,000 square feet, with lease terms of up to 60 months (most initial lease terms are for 36 to 48 months). In addition to our leased branch locations, we also lease the following facilities:

Purpose	Location	Approximate Square Feet	Lease Expiration Date	Remaining Lease Renewal Options
Distribution center	Seattle, Washington (1)	100,000	April 2022	None
Distribution center	Salt Lake City, Utah	74,000	July 2019	One
Distribution center and packaging facility	Salt Lake City, Utah	26,000	July 2019	One
Distribution center	Apodaca, Nuevo Leon, Mexico	46,000	March 2020	Three
Distribution center and manufacturing facility	Edmonton, Alberta, Canada	45,000	July 2020	None
Manufacturing facility	Houston, Texas	21,000	July 2019	None
Local re-distribution center and manufacturing facility	Modrice, Czech Republic	15,000	April 2022	None
(1) We currently own land in the Seattle, Washington area for the construction of a new distribution center, which is scheduled to begin in 2018, and when completed, will replace the current leased facility.
We currently own land for future distribution center expansion and development. If economic conditions are suitable in the future, we will consider purchasing branch locations to house our older branches. It is anticipated the majority of new branch locations will continue to be leased. It is our policy to negotiate relatively short lease terms to facilitate relocation of particular branch operations, when desirable. Our experience has been that there is sufficient space suitable for our needs and available for leasing.

ITEM 3.	LEGAL PROCEEDINGS
A description of our legal proceedings, if any, is contained in Note 11 of the Notes to Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Data
Dollar amounts in this section are stated in whole numbers.
Our shares are traded on The Nasdaq Stock Market under the symbol 'FAST'. As of January 19, 2018, there were approximately 1,100 record holders of our common stock, which includes nominees or broker dealers holding stock on behalf of an estimated 220,000 beneficial owners.
The following table sets forth, by quarter, the high and low closing sale price(1) of our shares on The Nasdaq Stock Market for 2017 and 2016.

2017	High	Low	2016	High	Low
First quarter	$52.22	$46.17	First quarter	$49.87	$36.53
Second quarter	51.76	42.10	Second quarter	48.93	42.70
Third quarter	45.73	39.97	Third quarter	45.36	39.92
Fourth quarter	55.14	44.51	Fourth quarter	49.17	38.16
(1) The closing sale price was obtained from Shareholder.com, a division of Nasdaq OMX.
The following table sets forth our dividend payout (on a per share basis) in each of the last two years:

	2017	2016
First quarter	$0.32	$0.30
Second quarter	0.32	0.30
Third quarter	0.32	0.30
Fourth quarter	0.32	0.30
Total	$1.28	$1.20
On January 16, 2018, we announced a quarterly dividend of $0.37 per share to be paid on February 27, 2018 to shareholders of record at the close of business on January 31, 2018. Our board of directors intends to continue paying quarterly dividends, provided that any future determination as to payment of dividends will depend upon the financial condition and results of operations of the company and such other factors as are deemed relevant by the board of directors.
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during each of the last three months of 2017:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2017	0	$0.00	0	4,400,000
November 1-30, 2017	0	$0.00	0	4,400,000
December 1-31, 2017	0	$0.00	0	4,400,000
Total	0	$0.00	0	4,400,000
(1) On July 11, 2017, our board of directors established a new authorization for us to repurchase up to 5,000,000 shares of our common stock. As of December 31, 2017, we had remaining authority to repurchase 4,400,000 shares under this authorization.
Purchases of shares of our common stock throughout 2017 are described later in this Form 10-K under the heading 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations'.

Fastenal Company Common Stock Comparative Performance Graph
Set forth below is a graph comparing, for the five years ended December 31, 2017, the yearly cumulative total shareholder return on our common stock with the yearly cumulative total shareholder return of the S&P 500 Index and the Dow Jones US Industrial Suppliers Index.
The comparison of total shareholder returns in the performance graph assumes that $100 was invested on December 31, 2012 in Fastenal Company, the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index, and that dividends were reinvested when and as paid.
Comparison of Five-Year Cumulative Total Return Among Fastenal Company, the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index

	2012	2013	2014	2015	2016	2017
Fastenal Company	$100.00	103.56	106.00	93.47	110.78	132.57
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
Dow Jones US Industrial Suppliers Index	100.00	115.76	115.70	94.31	115.86	120.80
Note - The graph and index table above were obtained from Zachs SEC Compliance Services Group.

ITEM 6.	SELECTED FINANCIAL DATA
Incorporated herein by reference is Ten-Year Selected Financial Data on pages 4 and 5 of Fastenal's 2017 Annual Report to Shareholders of which this Form 10-K forms a part, a portion of which is filed as Exhibit 13 to this annual report on
Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.
Business and Operational Overview
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of approximately 3,000 in-market locations. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance, repair, and operations (MRO). The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our product include farmers, truckers, railroads, oil exploration, production and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our branches and customers are primarily located in North America.
It is helpful to appreciate several aspects of our marketplace: (1) It's big, the North American marketplace for industrial supplies is estimated to be in excess of $140 billion per year (and we have expanded beyond North America) and no company has a significant portion of this market. (2) Many of the products we sell are individually inexpensive, but the cost and time to manage, procure, and transport these products can be quite meaningful. (3) Purchasing professionals often expend disproportionate effort managing the high SKU count of low-volume, low value MRO supplies which is better allocated to their higher volume, higher value OEM supplies. (4) Many customers prefer to reduce their number of suppliers to simplify their business, while also utilizing various technologies and models (including our local branches when they need something quickly or unexpectedly) to improve availability and reduce waste. (5) We believe the markets are efficient. To us, this means we can grow our market share if we provide the greatest value to our customer.
Our approach to addressing these aspects of our marketplace is captured in our motto Growth through Customer Service. The concept of growth is simple: find more customers every day and increase our activity with them. However, execution is hard work. First, we recruit service-minded individuals to support our customers and their business. Second, we operate in a decentralized fashion to help identify the greatest value for our customers. Third, we have a great team behind our customer-facing resources to operate efficiently and to help identify new business solutions. Fourth, we strive to generate strong profits, which produce the cash flow necessary to fund our growth and to support the needs of our customers. Lastly, we identify drivers that allow us to get closer to our customers and gain market share.
We believe our ability to grow is amplified if we can serve our customers at the closest economic point of contact. At one point, the closest economic point of contact was the local branch. Today, in some cases, we have moved the branch inside the customer's facility. We also are frequently positioned right at the point of consumption within customers' facilities through our industrial vending or FMI capabilities. Therefore, our focus centers on understanding our customers' day, their opportunities, and their obstacles. By doing these things every day, Fastenal remains a growth-centric organization.
Executive Overview
Net sales increased $428.5, or 10.8%, in 2017 relative to 2016. Our gross profit as a percentage of net sales declined to 49.3% in 2017 from 49.6% in 2016. Our operating income as a percentage of net sales in 2017 was comparable to 2016 at 20.1% in both years.
We recorded a provisional income tax expense of $294.5 in 2017, or 33.7% of earnings before income taxes. This amount reflects an estimated reduction in our deferred income tax liabilities of $30.8 as a result of the income tax rate decrease included in the Tax Act, offset by an estimated increase in income tax payable in the amount of $6.5 as a result of the transition tax on cash and cash equivalent balances related to accumulated earnings associated with our international operations, also included in the Tax Act. Absent the impact of the Tax Act, our income tax expense for 2017 would have been approximately $318.8, or 36.5% of earnings before income taxes. Income tax expense was $290.3 in 2016, or 36.8% of earnings before income taxes.
Our net earnings in 2017 were $578.6, an increase of 15.8% when compared to 2016. Our diluted net earnings per share were $2.01 in 2017 compared to $1.73 in 2016. If we excluded the discrete items that benefited our income tax rate in the fourth quarter of 2017 (primarily related to the impact of the Tax Act), our net earnings in the period would have been approximately $554.2, an increase of 11.0% when compared to 2016, and our diluted net earnings per share would have been $1.92.
We continued to focus on our growth drivers in 2017. We signed 168 new national account contracts (defined as new customer accounts with a multi-site contract). Additionally, we signed 270 new Onsite customer locations (defined as dedicated sales and service provided from within, or in close proximity to, the customer's facility) and 19,355 new industrial vending devices.

The table below summarizes our in-market location employee count and our total employee count at the end of the periods presented, and changes in that count from the end of the prior periods to the end of the most recent period. The final four items below summarize our cumulative investments in branch locations, Onsite locations, total in-market locations, and industrial vending devices.

	Q4 2017	Q4 2016	Twelve-month % Change
End of period total in-market locations (1) - employee count	13,424	12,966	3.5%
End of period total employee count	20,565	19,624	4.8%

Number of public branch locations	2,383	2,503	-4.8%
Number of active Onsite locations	605	401	50.9%
Number of in-market locations (1)	2,988	2,904	2.9%
Industrial vending devices (installed count) (2)	71,421	62,822	13.7%
Ratio of industrial vending devices to in-market locations	24:1	22:1
(1) 'In-market locations' is defined as the sum of the total number of public branch locations and the total number of active Onsite locations.
(2) This number represents devices which principally dispense product and produce product revenues, and excludes approximately 15,000 devices which are principally used for the check-in/check-out of equipment.
During the last twelve months, we increased our headcount by 458 people in our in-market locations and 941 people in total. Our total headcount at the end of 2017 includes 127 people related to our Mansco acquisition. The remaining increase is mostly a function of additions we have made to support customer growth in the field as well as investments in our growth drivers.
We opened 18 branches and closed 130 branches in 2017. Additionally, eight branches were converted from public branches to non-public locations. Our branch network forms the foundation of our business strategy, and we will continue to open or close branches as is deemed necessary to sustain and improve our network and support our growth drivers.
Results of Operations
The following sets forth consolidated statements of earnings information (as a percentage of net sales) for the periods ended December 31:

	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Gross profit	49.3%	49.6%	50.4%
Operating and administrative expenses	29.2%	29.5%	29.0%
Gain on sale of property and equipment	0.0%	0.0%	0.0%
Operating income	20.1%	20.1%	21.4%
Net interest expense	-0.2%	-0.2%	-0.1%
Earnings before income taxes	19.9%	19.9%	21.3%
Note – Amounts may not foot due to rounding difference.

Net Sales
Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
The table below sets forth net sales and daily sales for the periods ended December 31, and changes in such sales from the prior period to the more recent period:

	2017	2016	2015
Net sales	4,390.5	3,962.0	3,869.2
Percentage change	10.8%	2.4%	3.6%
Business days	254	255	254
Daily sales	17.3	15.5	15.2
Percentage change	11.3%	2.0%	3.2%
Daily sales impact of acquisitions	1.0%	0.6%	0.2%
Impact of currency fluctuations	0.1%	-0.4%	-1.2%
The increases in net sales in the periods noted above for 2017, 2016, and 2015 were driven primarily by higher unit sales. Price was not a material factor in the periods presented.
The higher unit sales in 2017 resulted primarily from two sources. The first is improvement in underlying market demand. We believe the improvement in general business activity is reflected in a number of metrics. For instance, the Purchasing Managers Index, published by the Institute for Supply Chain Management, averaged 57.0, 55.8, 58.6, and 58.9 in the first, second, third, and fourth quarters of 2017, respectively, well above 49.8, 51.8, 51.2, and 53.3 in the first, second, third, and fourth quarters of 2016, respectively. Readings above 50 are indicative of growing demand, and we believe this favorably influenced our unit sales. Daily sales of fasteners, our most cyclical product line, grew 8.4% in 2017. We also experienced growth in sales to 79 of our top 100 customers in 2017, which compares to growth in sales to 50 of our top 100 customers in 2016. As business conditions strengthen, they tend to lift our net sales growth rates as well.
The second source is success within our growth initiatives. We signed 19,355 industrial vending devices during 2017, an increase of 7.2% over 2016. In addition to an increase in our installed base, we were also more efficient with the existing base, resulting in a modest increase in average sales per device, and we decreased our device removals by 3.8%. Combined sales through our vending devices accelerated throughout 2017, finishing with growth in the high teens. We signed 270 new Onsite locations in 2017 and had 605 active sites on December 31, 2017, an increase of 50.9% over December 31, 2016. We signed 168 new national account contracts in 2017. The contribution of these new contracts and strong penetration of existing national account customers resulted in daily sales from our national account customers growing 14.5% in 2017 compared to 2016.
In 2016, we saw relative weakness from non-residential construction and heavy manufacturing customers and in demand for our fastener products, speaking to the sustained softness in heavy and general industrial markets. Business with our largest customers was also relatively weak, with sales to our top 100 customers rising modestly in the first half of 2016 and falling modestly in the second half of 2016. While these trends were representative of conditions in the United States and Canada, total sales outside of these geographic areas were relatively strong and improved over the course of 2016.
During 2015, our business weakened compared to 2014. This initially involved customers tied to the oil and gas sector, but expanded during the course of the year to include customers across additional industries and in geographic areas not typically associated with the oil and gas sector. November and especially December experienced a greater frequency and duration of customer plant shutdowns than is typical of these holiday-affected periods.
Net sales in 2016 and 2015 were also impacted by slight inflationary price changes in our non-fastener products and some price deflation in our fastener products, with the net impact being a slight drag on growth.
Sales by Product Line
The approximate mix of sales from the fastener product line and from the other product lines was as follows:

	2017	2016	2015
Fastener product line	35.6%	36.6%	38.3%
Other product lines	64.4%	63.4%	61.7%
The decrease in our fastener sales as a percentage of total sales arises from two factors. First, we believe non-fastener products represent a larger market opportunity than fasteners, and that we are relatively under-represented in this market. Over time, this has led to faster growth in the non-fastener product lines, a trend amplified by the growth of our industrial vending program through which we sell primarily non-fastener products. We believe this factor impacted each year shown and will continue to promote a lower mix of fasteners in our total sales over time. Second, a weak industrial production environment, has a disproportionately negative effect on fastener sales relative to non-fastener sales (which relates more to plant operations than production). This weakness is more of a cyclical factor than a structural one, and as such was relevant in 2015 and 2016, but not in 2017 when a better economic environment at least partially mitigated the first factor discussed.
Annual Sales Changes, Sequential Trends, and End Market Performance
This section focuses on three distinct views of our business – annual sales changes by month, sequential trends, and end market performance. The first discussion regarding sales changes by month provides a good mechanical view of our business. The second discussion provides a framework for understanding the sequential trends (that is, comparing a month to the immediately preceding month, and also looking at the cumulative change from an earlier benchmark month) in our business. Finally, we believe the third discussion regarding end market performance provides insight into activities with our various types of customers.
Annual Sales Changes, by Month
During the months noted below, all of our selling locations, when combined, had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2017	3.8%	6.1%	8.4%	8.9%	9.7%	13.0%	12.9%	12.8%	15.3%	13.8%	15.4%	14.7%
2016	3.3%	2.6%	0.0%	3.8%	1.1%	0.0%	2.1%	0.3%	2.8%	3.9%	1.2%	3.2%
2015	12.0%	8.6%	5.6%	6.1%	5.3%	3.7%	3.2%	1.6%	-0.3%	-0.8%	-1.1%	-3.8%
Sequential Trends
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
History has identified these landings in our business cycle. They generally relate to months where certain holidays impair business days and/or seasons impact certain end markets, particularly non-residential construction. The first landing centers on Easter and the Good Friday holiday that precedes it, which alternates between March and April (Good Friday occurred in April 2017, in March 2016, in April 2015, and in 2018, will fall in March), the second landing centers on July 4th, and the third landing centers on the approach of winter with its seasonal impact on primarily our non-residential construction business and with the Christmas/New Year holidays. The holidays we noted impact the trends because they either move from month-to-month or because they move around during the week (the July 4th and Christmas/New Year holiday impacts are examples of the latter).
The table below shows the pattern to the sequential change in our daily sales. The line labeled 'Benchmark' is an historical average of our sequential daily sales change for the trailing five year average (2012-2016). We believe this time frame serves to show the historical pattern and could serve as a benchmark for current performance. The '2017', '2016', and '2015' lines represent our actual sequential daily sales changes. The '17Delta', '16Delta', and '15Delta' lines indicate the difference between the 'Benchmark' and the actual results in the respective year.

It is important to note that these benchmarks are historical averages. In a year where demand is strong, our daily sales growth rates will tend to have more months that exceed the benchmark than fall below it. In a year where demand is weak, we will tend to have more months that fall short of the benchmark than exceed it. In both cases, there is a random element that makes it difficult to know how any single month will perform.

	Jan.(1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Cumulative Change from Jan. to Oct.
Benchmark	-1.1%	0.9%	4.5%	-1.0%	1.9%	1.8%	-3.7%	3.8%	1.8%	-2.4%	7.6%
2017	0.2%	1.5%	3.6%	2.2%	1.4%	2.8%	-2.4%	2.2%	3.8%	-2.1%	13.5%
17Delta	1.3%	0.6%	-0.9%	3.1%	-0.5%	1.0%	1.3%	-1.6%	2.0%	0.3%	5.9%
2016	0.4%	-0.8%	1.5%	1.7%	0.6%	-0.2%	-2.3%	2.4%	1.5%	-0.9%	3.6%
16Delta	1.5%	-1.7%	-3.0%	2.7%	-1.3%	-1.9%	1.4%	-1.4%	-0.2%	1.5%	-4.0%
2015	-3.6%	-0.1%	4.2%	-2.1%	3.4%	0.9%	-4.3%	4.1%	-0.9%	-2.0%	2.9%
15Delta	-2.5%	-1.0%	-0.4%	-1.1%	1.4%	-0.9%	-0.6%	0.3%	-2.7%	0.4%	-4.7%
(1) The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.
Note – Amounts may not foot due to rounding difference.
A graph of the sequential daily sales change patterns discussed above, starting with a base of '100' in the previous October and ending with the next October, would be as follows:

End Market Performance
The sequential trends noted above were directly linked to fluctuations in our end markets. To place this in perspective – we estimate approximately 65% of our business has historically been with customers engaged in some type of manufacturing, a significant subset of which finds its way into the heavy equipment market. The daily sales growth rates to these manufacturing customers, when compared to the same period in the prior year, were as follows(1):

	Q1	Q2	Q3	Q4	Annual
2017	6.2%	11.5%	15.3%	16.6%	12.3%
2016	1.3%	1.4%	1.1%	2.8%	1.6%
2015	8.2%	4.6%	1.6%	-2.5%	2.9%
(1) In July 2017, we reclassified certain end market designations. The daily sales growth rates in the above table for all periods through the second quarter of 2017 differ from prior disclosures.
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

	Q1	Q2	Q3	Q4	Annual
2017	0.8%	7.9%	12.1%	13.4%	8.4%
2016	-1.7%	-2.4%	-2.9%	-2.4%	-2.3%
2015	5.5%	0.0%	-4.4%	-6.2%	-1.4%
The daily sales growth rates of fasteners noted in the table above for the second, third, and fourth quarters of 2017, include 3.6, 3.8, and 3.9 percentage points, respectively, attributable to Mansco (acquired on March 31, 2017).
By contrast, the best way to understand the change in the maintenance portion of the manufacturing business is to examine the results in our non-fastener product lines. From a company perspective, daily sales growth rates of non-fasteners, when compared to the same period in the prior year, were as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2017	9.4%	12.2%	14.6%	16.1%	13.1%
2016	4.7%	4.7%	4.9%	5.9%	5.0%
2015	11.7%	9.0%	5.9%	1.2%	6.8%
The non-fastener business demonstrated greater relative resilience over the last several years, when compared to our fastener business and to the distribution industry in general, due to our industrial vending program. However, this business was not immune to the impact of a weak industrial environment.
Our non-residential construction and reseller customers have historically represented 20% to 25% of our business. The daily sales growth rates to these customers, when compared to the same period in the prior year, were as follows(1):

	Q1	Q2	Q3	Q4	Annual
2017	6.9%	8.8%	9.4%	11.6%	9.1%
2016	1.6%	0.5%	2.8%	2.6%	1.8%
2015	10.1%	5.6%	0.1%	-2.6%	3.1%
(1) In July 2017, we reclassified certain end market designations. The daily sales growth rates in the above table for all periods through the second quarter of 2017 differ from prior disclosures.
Our non-residential construction and reseller business is heavily influenced by the industrial economy, particularly the energy sector. The volatility and weakness of energy prices weakened this business, particularly beginning in the second quarter of

2015 and throughout 2016. In 2017, improvements in energy sector metrics, including oil prices, as well as an improving outlook for industrial capital spending contributed to an improvement in growth for these end markets.
Gross Profit
The gross profit percentage during each period was as follows:

	Q1	Q2	Q3	Q4	Annual
2017	49.4%	49.8%	49.1%	48.8%	49.3%
2016	49.8%	49.5%	49.3%	49.8%	49.6%
2015	50.8%	50.3%	50.5%	49.9%	50.4%
Our gross profit, as a percentage of net sales, was 49.3% in 2017 and 49.6% in 2016. The gross profit percentage for 2017 declined by 30 basis points due to two elements of mix. The first was a change in product and customer mix. Fasteners are our largest product line and our highest gross profit margin product line due to the high transaction cost surrounding the sourcing and supply of the product for customers. As a result, the decline in our fastener product line to 35.6% of sales in 2017 from 36.6% of sales in 2016 contributed to the decline in our gross profit margin. This effect was exacerbated by relative growth in the period from sales of our OEM fasteners, which tend to have a lower gross profit margin than our MRO fasteners. Larger customers (for which national accounts are a good proxy), whose more focused buying patterns allow us to offer them better pricing, also influence the gross profit margin. Sales to our national account customers increased to 48.7% in 2017 from 47.4% of sales in 2016, which contributed to the decline in our gross profit margin. The combination of relatively slower growth in our fastener product line and relatively faster growth in sales to our largest customers explains the decline in our overall gross profit margin in 2017. The second element of mix was driven by the acquisition of Mansco. Mansco's customer mix is more heavily oriented toward larger customers and its product mix tends to carry a lower gross profit product mix than the company's other products.
During 2016 and 2015, our gross profit, as a percentage of net sales, decreased when compared to the prior year. In each year, the decrease was primarily caused by changes in product and customer mix.
Operating and Administrative Expenses
Our operating and administrative expenses (including a gain on the sale of property and equipment), as a percentage of net sales, improved to 29.2% in 2017 from 29.5% in 2016. The primary contributor to this improvement was relatively modest growth in occupancy-related expenses. Though our employee-related and selling transportation expenses grew more quickly than our occupancy expenses, they also contributed to this leverage in 2017.
The growth in employee-related, occupancy-related, and selling transportation expenses (the three largest components of our operating and administrative expenses) compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Twelve-month Period
		2017	2016	2015
Employee-related expenses	65% to 70%	10.2%	2.7%	0.7%
Occupancy-related expenses	15% to 20%	1.3%	10.1%	7.4%
Selling transportation expenses	5%	8.1%	2.9%	-13.1%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. Our employee-related expenses increased in 2017. This was related to: (1) an increase in full-time equivalent ('FTE') headcount related to efforts to support growth in our business, (2) higher performance bonuses and commissions due to growth in net sales and net earnings, as well as regulatory driven incremental compensation, (3) an increase in our profit sharing contribution and option awards, (4) increased health care costs, and (5) the inclusion of Mansco personnel. The increase in 2016, when compared to 2015, was caused by increases in average annual FTE headcount and an increase in health care costs, which were partially offset by a contraction in our performance bonuses and commissions and in our profit sharing contribution, primarily due to lower sales growth, gross profit, and operating income (both on a dollar basis and on a relative basis). The slight increase in 2015, when compared to 2014, was caused by increases in full-time equivalent headcount and growth in our profit sharing contribution, primarily due to our expanding growth in operating income. Offsetting factors included lower performance bonuses and commissions due to the decrease in our gross profit percentage, and a focused reduction in overtime hours paid.

The table below summarizes the percentage change in our FTE headcount at the end of the periods presented compared to the end of the prior period:

	Twelve-month Period
	2017	2016	2015
In-market locations	7.0%	-5.6%	15.7%
Total selling (includes in-market locations)	7.3%	-4.9%	15.8%
Distribution	8.4%	-0.7%	5.5%
Manufacturing	8.4%	-9.1%	3.3%
Administrative	10.7%	0.3%	8.3%
Total	7.7%	-4.1%	13.3%
Occupancy-related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our branches and distribution locations, and (4) industrial vending equipment (we consider the vending equipment, excluding leased locker equipment, to be a logical extension of our branch operation and classify the depreciation and repair costs as occupancy expense). The slight increase in occupancy-related expenses in 2017, when compared to 2016, was mainly driven by increases in costs related to industrial vending equipment, FMI bins, and automation equipment at our distribution centers. The most significant components of our occupancy-related expenses, facility costs and utility expenses, were mostly flat in 2017, when compared to 2016 due to a reduction in our number of public branches. The increase in 2016, when compared to 2015, was mainly driven by an increase in the amount of industrial vending equipment and an increase in occupancy expense related to rent. The largest impact came from the industrial vending equipment. The increase in 2015, when compared to 2014, was driven by an increase in the amount of industrial vending equipment and an increased investment in our distribution infrastructure over the previous several years, primarily related to automation.
Our selling transportation expenses consist primarily of expenses for our branch fleet of vehicles, including branch fuel expense, as most of the distribution fleet costs are included in cost of sales. Selling transportation expenses increased in 2017 when compared to 2016. We increased the size of our field-based vehicle fleet for sales personnel which resulted in higher expenses. However, the larger impact was an increase in fuel expense due to higher fuel prices and consumption during the period. This was partially offset by gains on sales of leased vehicles. Selling transportation expenses increased in 2016, when compared to 2015. This was driven by an increase in the number of vehicles for sales personnel, and was partially offset by a decrease in fuel expense. The contraction in selling transportation expenses in 2015, when compared to 2014, was driven by the decline in fuel costs.
The last several years have seen some variation in the cost of diesel fuel and gasoline. During the first, second, third, and fourth quarters of 2017, our total vehicle fuel costs were approximately $8.9, $9.0, $8.5, and $9.7, respectively. During the first, second, third, and fourth quarters of 2016, our total vehicle fuel costs were approximately $6.4, $8.2, $8.3, and $8.0, respectively. The fluctuations were a result of: (1) variations in fuel costs, (2) the service levels provided to our in-market locations from our distribution centers, (3) the number of vehicles at our branch locations, (4) the number of other sales centered vehicles as a result of the expansion of our sales force, and (5) changes in driving conditions. These fuel costs include the fuel utilized in our distribution vehicles (semi-tractors, straight trucks, and sprinter trucks) which is recorded in cost of sales and the fuel utilized in our branch delivery and other sales centered vehicles which is included in operating and administrative expenses (the split in the last several years has been approximately 50/50 between distribution and branch and other sales centered use).
In 2017, aside from these larger impacts, our operating and administrative expenses were also affected by increases in spending on information technology, incremental operating expenses, including amortization, related to our acquisition of Mansco, and the absence of supplier marketing incentives that existed in the first nine months of 2016 as part of our CSP 16 initiative.
Net Interest Expense
Our net interest expense was $8.7 in 2017 compared to $6.1 in 2016, and $2.7 in 2015. The increase in 2017, when compared to 2016, was mainly caused by higher average interest rates and a slightly higher average debt balance during the period. The increase in 2016, when compared to 2015, was driven by higher average interest rates and increased borrowings.
Income Taxes
We recorded a provisional income tax expense of $294.5 in 2017, or 33.7% of earnings before income taxes. This amount reflects an estimated reduction in our deferred income tax liabilities of $30.8 as a result of the income tax rate decrease included in the Tax Act, partially offset by an estimated increase in income tax payable in the amount of $6.5 as a result of the transition tax on cash and cash equivalent balances related to accumulated earnings associated with our international operations, also included in the Tax Act. Absent the impact of the Tax Act, our income tax expense for 2017 would have been approximately $318.8, or 36.5% of earnings before income taxes. The decrease in our income tax rate from 2016 to 2017 was also related to changes in our reserve for uncertain tax positions and the adoption of the Financial Accounting Standards Board ('FASB') Accounting Standard Update ('ASU') 2016-09, Improvements to Employee Share-Based Payment Accounting, in the first quarter of 2017. This standard addresses accounting for excess tax benefits from stock-based compensation that were previously recorded in additional paid-in capital on the balance sheet and are now recognized in income tax expense on the consolidated statement of earnings for the year ended December 31, 2017. A more detailed description of the adoption of ASU 2016-09 is included in Note 1 of the Notes to Consolidated Financial Statements.
Income taxes, as a percentage of earnings before income taxes, were approximately 36.8% and 37.5% for 2016 and 2015, respectively. The decrease in our income tax rate from 2015 to 2016 was caused by a slight change in jurisdictional income and changes in the reserve for uncertain tax positions. As our international business and profits grew the past several years, the lower income tax rates in those jurisdictions, relative to the United States, lowered our effective tax rate.
We are evaluating the impacts of the Tax Act on our 2018 provisional income tax expense booking rate. We currently estimate this rate will be in the range of 24% to 26% of earnings before income taxes.
Net Earnings
Net earnings, net earnings per share (EPS), percentage change in net earnings, and the percentage change in EPS, were as follows:

Dollar Amounts	2017 (1)	2016	2015
Net earnings	$578.6	499.4	516.4
Basic EPS	2.01	1.73	1.77
Diluted EPS	2.01	1.73	1.77

Percentage Change	2017 (1)	2016	2015
Net earnings	15.8%	-3.3%	4.5%
Basic EPS	16.1%	-2.3%	6.0%
Diluted EPS	16.2%	-2.3%	6.6%
(1) Absent the impact of the Tax Act, our net earnings for 2017 would have been $554.2, an increase of 11.0% when compared to 2016, and our basic and diluted earnings per share would have each been $1.92, an increase of 11.2% and 11.3%, respectively.
During 2017, net earnings increased, primarily due to stronger sales and operating profits combined with a reduction in income tax expense. The slightly higher increase in basic and diluted earnings per share was primarily due to the purchase of our shares of common stock in 2017. During 2016, net earnings decreased, despite our nominal sales growth, primarily due to the reduction in the gross profit percent realized and an increase in operating and administrative expenses. The contraction of basic and diluted earnings per share was smaller due primarily to the purchase of our shares of common stock in 2015 and early 2016. During 2015, the net earnings increase was greater than that of sales primarily due to the effective management of operating expenses.

Liquidity and Capital Resources
Net Cash Provided by Operating Activities
Net cash provided by operating activities in dollars and as a percentage of net earnings were as follows:

	2017	2016	2015
Net cash provided	$585.2	519.9	550.3
% of net earnings	101.1%	104.1%	106.6%
In 2017, the increase in net cash provided by operating activities was primarily due to our net earnings growth. The decline in our operating cash flow as a percentage of net earnings largely reflects working capital trends, and specifically accounts receivable as further described below. In 2016, the slight contraction in the net cash provided by operating activities was driven by our current initiative to add additional products into branch inventory under our CSP 16 format, and an increase in net accounts receivable growth. This decrease was partially offset by a reduction in net cash paid for income taxes. In 2015, the increase in net cash provided by operating activities was driven by growth in net earnings, and a decrease in the cash required to fund our net working capital, which includes accounts receivable and inventory changes. This was partially offset by an increase in cash paid for income taxes.
Operational Working Capital
Operational working capital, which we define as accounts receivable, net and inventories, is highlighted below. The annual dollar change and the annual percentage change were as follows:

Dollar change	2017	2016
Accounts receivable, net	$108.1	31.3
Inventories	99.9	79.7
Operational working capital	$208.1	111.1
Annual percentage change	2017	2016
Accounts receivable, net	21.6%	6.7%
Inventories	10.1%	8.7%
Operational working capital	13.9%	8.0%
Note – Amounts may not foot due to rounding difference.
In 2017, the annual growth in net accounts receivable reflects accelerating growth in sales throughout the course of the year combined with relatively stronger growth of our national accounts and international business. Growth in accounts receivable continued in the fourth quarter of 2017, with the timing of the Christmas and New Year holidays affecting the timing of these customers' payments. Currency fluctuations also impacted accounts receivable in 2017. In 2016, the annual growth in net accounts receivables outpaced the growth in sales. This was not the case through the third quarter, and was mostly a function of conditions in the fourth quarter of 2016. In the fourth quarter of 2015, we collected receivables from our seasonally stronger third quarter, but because demand fell off surprisingly sharply in November and December, our fourth quarter receivables were unseasonably low. In the fourth quarter of 2016, by contrast, we collected receivables from our seasonally stronger third quarter, but because demand was more closely in line with seasonal norms, our receivables in the period were similarly more normal. Over a longer period of time, if we continue to see relatively strong growth in our international business and of our large customer accounts it could continue to create difficulty in managing the growth of accounts receivables relative to the growth in net sales.
Our growth in inventory balances over time does not have as direct a relationship to our monthly sales patterns as does our growth in accounts receivable. This is impacted by other aspects of our business. For example, the dramatic economic slowdown in late 2008 and early 2009 caused our inventory to spike. This occurred because the lead time for inventory procurement is typically longer than the visibility we have into future monthly sales patterns. Over the last decade, we increased our relative inventory levels due to the following: (1) new branch openings, (2) expanded stocking breadth at distribution centers (for example, our master stocking hub in Indianapolis expanded its product breadth over six fold from 2005 to 2011), (3) expanded direct sourcing, (4) expanded Fastenal brands, (5) expanded industrial vending solutions, (6) national accounts and Onsite growth, (7) international growth, and (8) expanded stocking breadth at individual branches related to our CSP initiatives. All of these items impacted both 2017 and 2016, though new branch openings have taken on a significantly diminished role. However, in 2017, the most significant contributor to the increase in inventories was improving business activity and the growth of our Onsite business. In 2016, the most significant contributors to the increase in inventories were the impact of infusing incremental inventory into our network beginning at the end of 2015 as part of our CSP 16 initiative, the relative growth of international sales, the growth of our Onsite business, and opportunist product purchases at year-end. Absent the opportunistic product purchases at year-end, growth in inventories would have moderated substantially from earlier in the year, reflecting the stabilizing of CSP 16 inventories.
The approximate percentage mix of inventory stocked at our selling locations versus our distribution center and manufacturing locations was as follows at year end:

	2017	2016	2015
Selling locations	65%	64%	61%
Distribution center and manufacturing locations	35%	36%	39%
Total	100%	100%	100%

Net Cash Used in Investing Activities
Net cash used in investing activities in dollars and as a percentage of net earnings were as follows:

	2017	2016	2015
Net cash used	$179.3	188.1	180.6
% of net earnings	31.0%	37.7%	35.0%

The changes in net cash used in investing activities were primarily related to changes in our net capital expenditures as discussed below and cash paid for acquisitions in 2017 and 2015.
Net capital expenditures (purchases of property and equipment, less proceeds from the sale of property and equipment) in dollars and as a percentage of net earnings were as follows:

	2017	2016	2015
Net capital expenditures	$112.5	183.0	145.3
% of net earnings	19.4%	36.6%	28.1%
Note – A reconciliation of net capital expenditures is outlined in the table below.
Our net capital expenditures decreased in 2017, when compared to 2016, primarily due to lower spending in 2017 related to: (1) the absence of spending on vending equipment that occurred in 2016 related to the leased locker rollout, (2) the absence of spending on shelving and signage that occurred in 2016 for the CSP 16 initiative, and (3) timing associated with the addition of pickup trucks. Our net capital expenditures increased in 2016, when compared to 2015, which was primarily due to the purchase of industrial vending devices related to the leased locker program we signed in February 2016 and spending on automation in certain distribution centers. Our net capital expenditures decreased in 2015, when compared to 2014, which was largely related to the completion of distribution center automation projects in process during 2014.
Property and equipment expenditures in 2017, 2016, and 2015 consisted of: (1) the purchase of software and hardware for our information processing systems, (2) the addition of fleet vehicles, (3) the purchase of signage, shelving, and other fixed assets related to branch openings and our CSP 16 initiative, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased branch properties, (6) purchases related to industrial vending, and (7) costs related to enhancements to distribution centers including automation systems equipment. Disposals of property and equipment consisted of the planned disposition of certain pick-up trucks, distribution vehicles and trailers in the normal course of business, and the disposition of real estate relating to several branch locations and a distribution center (2015).
Set forth below is an estimate of our 2018 net capital expenditures and a recap of our 2017, 2016, and 2015 net capital expenditures.

	2018	2017	2016	2015
	(Estimate)	(Actual)	(Actual)	(Actual)
Manufacturing, warehouse and packaging equipment, industrial vending equipment, and facilities	$87.0	66.2	131.8	112.5
Shelving and related supplies for branch openings and for product expansion at existing branches	16.0	8.3	14.1	8.9
Data processing software and equipment	28.0	23.2	18.0	19.7
Real estate and improvements to branch locations	14.0	6.2	5.5	4.2
Vehicles	12.0	16.0	20.1	9.9
Purchases of property and equipment	157.0	119.9	189.5	155.2
Proceeds from sale of property and equipment	(8.0)	(7.4)	(6.5)	(9.9)
Net Capital Expenditures	$149.0	112.5	183.0	145.3

We anticipate funding our capital expenditure needs with cash generated from operations, from available cash and cash equivalents, and from our borrowing capacity.

Net Cash Used in Financing Activities
Net cash used in financing activities in dollars and as a percentage of net earnings were as follows:

	2017	2016	2015
Net cash used	$407.2	346.8	340.9
% of net earnings	70.4%	69.4%	66.0%
The fluctuations in net cash used in financing activities are due to changes in the level of our dividend payments and in the level of common stock purchases. These amounts were partially offset by the exercise of stock options and net proceeds from debt obligations. These items in dollars and as a percentage of earnings were as follows:

	2017	2016	2015
Dividends paid	$369.1	346.6	327.1
% of net earnings	63.8%	69.4%	63.3%

Common stock purchases	82.6	59.5	292.9
% of net earnings	14.3%	11.9%	56.7%

Total returned to shareholders	$451.7	406.1	620.0
% of net earnings	78.1%	81.3%	120.1%

Proceeds from the exercise of stock options	$(9.5)	(29.3)	(19.1)
% of net earnings	-1.6%	-5.9%	-3.7%

Cash borrowings, net	$(35.0)	(30.0)	(260.0)
% of net earnings	-6.0%	-6.0%	-50.4%

Net cash used	$407.2	346.8	340.9
% of net earnings	70.4%	69.4%	66.0%
Stock Purchases
In 2017, we purchased 1,900,000 shares of our common stock at an average price of approximately $43.43 per share, in 2016, we purchased 1,600,000 shares at an average price of approximately $37.15 per share, and in 2015, we purchased 7,100,000 shares at an average price of approximately $41.26 per share.
Dividends
We declared a quarterly dividend of $0.37 per share on January 16, 2018. We paid aggregate annual dividends per share of $1.28, $1.20, and $1.12 in 2017, 2016, and 2015, respectively.
Debt
In order to fund the considerable cash needed to purchase industrial vending devices under our leased locker program, to expand our industrial vending business, to increase the use of automation in our distribution centers, to purchase our common stock and pay dividends, and to fund the acquisition of Mansco on March 31, 2017, we have borrowed under our Credit Facility and our Master Note Agreement in recent periods.
Our borrowings under the Credit Facility peaked during each quarter of 2017 and 2016 as follows:

Peak borrowings	2017	2016
First quarter	$325.0	440.0
Second quarter	365.0	485.0
Third quarter	365.0	460.0
Fourth quarter	325.0	405.0

As of December 31, 2017, we had loans outstanding under the Credit Facility of $280.0 and contingent obligations from letters of credit outstanding under the Credit Facility in an aggregate face amount of $36.3. As of December 31, 2017, we also had loans outstanding under the Master Note Agreement of $135.0. Descriptions of our Credit Facility and Master Note Agreement are contained in Note 10 of the Notes to Consolidated Financial Statements.
Unremitted Foreign Earnings
Approximately $92.0 of cash and cash equivalents are held by non-U.S. subsidiaries. These funds may create foreign currency translation gains or losses depending on the functional currency of the entity holding the cash. We have considered the financial requirements of each foreign subsidiary and our parent company and will continue to reinvest these funds to support our expansion activities outside the U.S. even after taking into consideration the deemed repatriation and transition tax under the Tax Act. The income tax impact of repatriating cash associated with investments in foreign subsidiaries is discussed in Note 7 of the Notes to Consolidated Financial Statements.
Effects of Inflation
Throughout 2017, we experienced increasing product cost inflation, particularly in our fastener products. We were able to take actions during the period, including pricing adjustments, to mostly offset this inflation. In the aggregate, the overall impact of inflation and pricing on sales and profits was not material in 2017. During the first half of 2016, we experienced some deflation in our fastener products, which was largely offset by some inflation in the latter half of the year, and minimal price movements in our non-fastener products. In 2015, we experienced some deflation in our fastener products and minimal price movements in our non-fastener products, with the net impact being a slight drag on growth.
Critical Accounting Policies and Estimates
In preparing our consolidated financial statements in conformity with U.S. GAAP, we must make decisions that impact the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared.
Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments, or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations. Our critical accounting estimates include the following:
Allowance for doubtful accounts – This reserve is for accounts receivable balances that are potentially uncollectible. The reserve is based on an analysis of customer accounts and our historical experience with accounts receivable write-offs. Our methodology for estimating this reserve includes ongoing reviews of the aging of accounts receivable, the financial condition of a customer or industry, and general economic conditions. If business or economic conditions change, our estimates and assumptions may be adjusted as deemed appropriate. Historically, actual required reserves have not varied materially from estimated amounts.
Inventory obsolescence reserves – These reserves are based on an analysis of inventory trends including reviews of inventory levels, sales information, and the on-hand quantities relative to the sales history for the product. Our methodology for estimating these reserves is continually evaluated for factors that could require changes to the reserves including significant changes in product demand, market conditions, condition of the inventory, or liquidation value. If business or economic conditions change, our estimates and assumptions may be adjusted as deemed appropriate. Historically, actual required reserves have not varied materially from estimated amounts.
General insurance reserves – These reserves are for general claims related to workers' compensation, property and casualty losses, and other general liability self-insured losses. The reserves are based on an analysis of reported claims and claims incurred but not yet reported related to our historical claim trends. We perform ongoing reviews of our insured and uninsured risks and use this information to establish appropriate reserve levels. We analyze historical trends, claims experience, and loss development patterns to ensure the appropriate loss development factors are applied to the incurred costs associated with the claims made. Historically, actual required reserves have not varied materially from estimated amounts.
New Accounting Pronouncements
A description of new accounting pronouncements is contained in Note 1 of the Notes to Consolidated Financial Statements.

Geographic Information
Information regarding our revenues and long-lived assets by geographic area is contained in Note 8 of the Notes to Consolidated Financial Statements. Risks related to our foreign operations are described earlier in this Form 10-K under the heading 'Forward-Looking Statements' and 'Item 1A. Risk Factors'.
Certain Contractual Obligations
As of December 31, 2017, we had outstanding long-term debt and facilities, equipment, and vehicles leased under operating leases. Our future obligations to pay principal of and interest on such long-term debt and to make minimum lease payments under such operating leases are as follows:

	Total	2018	2019 and 2020	2021 and 2022	After 2022
Principal of long-term debt	$415.0	3.0	277.0	75.0	60.0
Interest on long-term debt(1)	35.5	11.3	16.4	5.6	2.2
Operating leases	324.7	133.8	152.5	36.4	2.0
Total	$775.2	148.1	445.9	117.0	64.2
(1) Interest on the long-term debt outstanding under our Credit Facility was calculated using the interest rates and balances at December 31, 2017.
Purchase orders and contracts for the purchase of inventory and other goods and services are not included in the table above. Our purchase orders are based on current distribution needs and are fulfilled by our suppliers within short time horizons. We do not have significant agreements for the purchase of inventory or other goods or services specifying minimum order quantities.
Liabilities for uncertain tax positions have been excluded from the table above due to the uncertainty surrounding the ultimate settlement and timing of these liabilities. A discussion of income taxes is contained in Note 7 of the Notes to Consolidated Financial Statements.
Non-GAAP Financial Measures
On December 22, 2017, the Tax Act was signed into law. The financial information included in this Form 10-K reflects the estimated impact of the enactment of the Tax Act. Our income tax expense, net earnings, our basic and diluted net earnings per share, and our income tax as a percentage of earnings before income tax, excluding the impact of the Tax Act, are non-GAAP financial measures. Management believes reporting these measures will help investors understand the effect of tax reform on comparable reported results.

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
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. During 2017, we experienced some inflation in overall steel pricing. During the first half of 2016, we experienced some deflation in steel pricing. This deflation was largely offset by some inflation in the latter half of the year. In 2015, we noted some overall deflation in steel pricing. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.
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
Interest rates - Loans under our Credit Facility bear interest at floating rates tied to LIBOR. As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase in LIBOR in 2017 would have resulted in approximately $2.8 of additional interest expense. A description of our Credit Facility is contained in Note 10 of the Notes to Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and board of directors of
Fastenal Company:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fastenal Company and subsidiaries (the 'Company') as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule listed in the table of contents at Item 15 (collectively, the 'consolidated financial statements'). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Fastenal Company acquired certain assets and assumed certain liabilities of Manufacturers Supply Company (‘Mansco’) on March 31, 2017, and management excluded from their assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, Mansco's internal control over financial reporting associated with assets of approximately one percent of Fastenal Company's total assets and revenues of approximately one percent of Fastenal Company's total revenues included in the consolidated financial statements of Fastenal Company and subsidiaries as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of Fastenal Company also excluded an evaluation of the internal control over financial reporting of Mansco.

Basis for Opinion
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ('PCAOB') and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    KPMG LLP
We have served as the Company’s auditor since 1987.
Minneapolis, Minnesota
February 5, 2018

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in millions except share information)

	December 31
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$116.9	112.7
Trade accounts receivable, net of allowance for doubtful accounts of $11.9 and $11.2, respectively	607.8	499.7
Inventories	1,092.9	993.0
Prepaid income taxes	—	12.9
Other current assets	118.1	102.5
Total current assets	1,935.7	1,720.8
Property and equipment, net	893.6	899.7
Other assets	81.2	48.4
Total assets	$2,910.5	2,668.9
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$3.0	10.5
Accounts payable	147.5	108.8
Accrued expenses	194.0	156.4
Income taxes payable	6.5	—
Total current liabilities	351.0	275.7
Long-term debt	412.0	379.5
Deferred income tax liabilities	50.6	80.6
Commitments and contingencies (Notes 5, 9, 10, and 11)
Stockholders’ equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 400,000,000 shares authorized, 287,591,536 and 289,161,924 shares issued and outstanding, respectively	2.9	2.9
Additional paid-in capital	8.5	37.4
Retained earnings	2,110.6	1,940.1
Accumulated other comprehensive loss	(25.1)	(47.3)
Total stockholders’ equity	2,096.9	1,933.1
Total liabilities and stockholders’ equity	$2,910.5	2,668.9
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Amounts in millions except earnings per share)
For the year ended December 31

	2017	2016	2015
Net sales	$4,390.5	3,962.0	3,869.2
Cost of sales	2,226.9	1,997.2	1,920.3
Gross profit	2,163.6	1,964.8	1,948.9
Operating and administrative expenses	1,282.8	1,169.5	1,121.5
Gain on sale of property and equipment	(1.0)	(0.5)	(1.4)
Operating income	881.8	795.8	828.8
Interest income	0.4	0.4	0.4
Interest expense	(9.1)	(6.5)	(3.1)
Earnings before income taxes	873.1	789.7	826.1
Income tax expense	294.5	290.3	309.7
Net earnings	$578.6	499.4	516.4
Basic net earnings per share	$2.01	1.73	1.77
Diluted net earnings per share	$2.01	1.73	1.77
Basic weighted average shares outstanding	288.2	288.9	291.5
Diluted weighted average shares outstanding	288.3	289.2	292.0
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Amounts in millions)
For the year ended December 31

	2017	2016	2015
Net earnings	$578.6	499.4	516.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2017, 2016, and 2015)	22.2	(0.9)	(38.6)
Comprehensive income	$600.8	498.5	477.8
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Amounts in millions)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2014	295.9	$3.0	33.7	1,886.4	(7.8)	1,915.3
Dividends paid in cash	—	—	—	(327.1)	—	(327.1)
Purchases of common stock	(7.1)	(0.1)	(60.0)	(232.8)	—	(292.9)
Stock options exercised	0.8	—	19.1	—	—	19.1
Stock-based compensation	—	—	5.8	—	—	5.8
Excess tax benefits from stock-based compensation	—	—	3.4	—	—	3.4
Net earnings	—	—	—	516.4	—	516.4
Other comprehensive income (loss)	—	—	—	—	(38.6)	(38.6)
Balance as of December 31, 2015	289.6	$2.9	2.0	1,842.9	(46.4)	1,801.4
Dividends paid in cash	—	—	—	(346.6)	—	(346.6)
Purchases of common stock	(1.6)	—	(3.9)	(55.6)	—	(59.5)
Stock options exercised	1.2	—	29.3	—	—	29.3
Stock-based compensation	—	—	4.1	—	—	4.1
Excess tax benefits from stock-based compensation	—	—	5.9	—	—	5.9
Net earnings	—	—	—	499.4	—	499.4
Other comprehensive income (loss)	—	—	—	—	(0.9)	(0.9)
Balance as of December 31, 2016	289.2	$2.9	37.4	1,940.1	(47.3)	1,933.1
Dividends paid in cash	—	—	—	(369.1)	—	(369.1)
Purchases of common stock	(1.9)	—	(43.6)	(39.0)	—	(82.6)
Stock options exercised	0.3	—	9.5	—	—	9.5
Stock-based compensation	—	—	5.2	—	—	5.2
Net earnings	—	—	—	578.6	—	578.6
Other comprehensive income (loss)	—	—	—	—	22.2	22.2
Balance as of December 31, 2017	287.6	$2.9	8.5	2,110.6	(25.1)	2,096.9
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in millions)
For the year ended December 31

	2017	2016	2015
Cash flows from operating activities:
Net earnings	$578.6	499.4	516.4
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisitions:
Depreciation of property and equipment	123.6	103.5	86.1
Gain on sale of property and equipment	(1.0)	(0.5)	(1.4)
Bad debt expense	8.2	8.6	8.8
Deferred income taxes	(30.0)	25.6	8.3
Stock-based compensation	5.2	4.1	5.8
Amortization of intangible assets	3.8	0.5	0.5
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(103.7)	(40.5)	(20.6)
Inventories	(76.3)	(80.9)	(47.8)
Other current assets	(15.6)	29.1	(15.8)
Accounts payable	36.3	(17.2)	20.6
Accrued expenses	37.6	(28.6)	11.1
Income taxes	19.4	15.5	(26.6)
Other	(0.9)	1.3	4.9
Net cash provided by operating activities	585.2	519.9	550.3
Cash flows from investing activities:
Purchases of property and equipment	(119.9)	(189.5)	(155.2)
Proceeds from sale of property and equipment	7.4	6.5	9.9
Cash paid for acquisitions	(58.7)	—	(23.5)
Other	(8.1)	(5.1)	(11.8)
Net cash used in investing activities	(179.3)	(188.1)	(180.6)
Cash flows from financing activities:
Proceeds from debt obligations	1,015.0	950.0	1,215.0
Payments against debt obligations	(980.0)	(920.0)	(955.0)
Proceeds from exercise of stock options	9.5	29.3	19.1
Purchases of common stock	(82.6)	(59.5)	(292.9)
Payments of dividends	(369.1)	(346.6)	(327.1)
Net cash used in financing activities	(407.2)	(346.8)	(340.9)

Effect of exchange rate changes on cash and cash equivalents	5.5	(1.3)	(14.2)
Net increase (decrease) in cash and cash equivalents	4.2	(16.3)	14.6
Cash and cash equivalents at beginning of year	112.7	129.0	114.4
Cash and cash equivalents at end of year	$116.9	112.7	129.0
Supplemental disclosure of cash flow information:
Cash paid for interest	$8.7	6.2	3.1
Net cash paid for income taxes	$304.1	248.3	327.0
See accompanying Notes to Consolidated Financial Statements.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Business Overview and Summary of Significant Accounting Policies
Business Overview
Fastenal is a leader in the wholesale distribution of industrial and construction supplies operating a branch-based business (with an increasing number of Onsite locations). Collectively we refer to our branches and Onsite locations as in-market locations. We have approximately 3,000 in-market locations located primarily in North America.
Principles of Consolidation
The consolidated financial statements include the accounts of Fastenal Company and its subsidiaries (collectively referred to as 'Fastenal' or by terms such as 'we', 'our', or 'us'). All material intercompany balances and transactions have been eliminated in consolidation.
Revenue Recognition and Accounts Receivable
Net sales include products, services, shipping and handling charges, and lease fees billed, net of any related sales incentives, and net of an estimate for product returns. We recognize revenue when persuasive evidence of an arrangement exists, title and risk of ownership have passed, the sales price is fixed or determinable, and collectibility is reasonably assured. These criteria are met at the time the product is shipped to or picked up by the customer. We recognize services at the time the service is completed and the product is provided to the customer. We recognize revenue for shipping and handling charges at the time the products are shipped to or picked up by the customer. We recognize revenue for lease fees on a straight-line basis over the corresponding lease term. We estimate product returns based on historical return rates. Accounts receivable are stated at their estimated net realizable value. The allowance for doubtful accounts is based on an analysis of customer accounts and our historical experience with accounts receivable write-offs. Sales taxes (and value added taxes in foreign jurisdictions) collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.
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

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Leases
We lease space under operating leases for certain distribution centers, branches, and manufacturing locations. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Any such terms are recognized as rent expense over the term of the lease. Further, the leases do not contain contingent rent provisions. Leasehold improvements on operating leases are amortized over their estimated service lives on a straight-line basis, or the remaining lease term, whichever is shorter. We lease certain semi-tractors, pick-ups, and equipment under operating leases.
Other Long-Lived Assets
Other assets consist of prepaid deposits, goodwill, and other definite-lived intangible assets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is reviewed for impairment annually. The identifiable intangible assets are amortized on a straight-line basis over their estimated life.
Accounting Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from those estimates.
Insurance Reserves
We are self-insured for certain losses relating to workers' compensation, automobile, health, and general liability costs. Specific stop-loss coverage is provided for catastrophic claims in order to limit exposure to significant claims. Self-insurance liabilities are based on our estimate of reported claims and claims incurred but not yet reported.
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

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

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
Recently Adopted Accounting Pronouncements
Effective January 1, 2017, we adopted the FASB ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the Consolidated Statements of Cash Flows. As a result of the adoption, on a prospective basis, for the year ended December 31, 2017, we recognized $1.8 of excess tax benefits from stock-based compensation as a discrete item in our income tax expense. Historically, these amounts were recorded as additional paid-in capital. Upon adoption, we elected to apply the change retrospectively to our Consolidated Statements of Cash Flows for the years ended December 31, 2016 and December 31, 2015, which resulted in a reclassification of excess tax benefits from stock-based compensation of $5.9 and $3.4, respectively, offsetting cash flows used in financing activities to cash flows provided by operating activities. We elected not to change our policy on accounting for forfeitures and will continue to estimate a requisite forfeiture rate. Additional amendments to the accounting for income taxes and minimum statutory withholding requirements had no impact on our results of operations.
On December 22, 2017, the Securities and Exchange Commission ('SEC') staff issued Staff Accounting Bulletin No. 118 ('SAB 118') to address the application of U.S. GAAP related to the enactment of the comprehensive tax legislation, commonly referred to as the Tax Cut and Jobs Act (the 'Tax Act'). This guidance was adopted in the fourth quarter of 2017. Additional information regarding our adoption of this guidance is contained in Note 7.
Recently Issued Accounting Pronouncements
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application was permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 was to become effective for us beginning January 2017; however, ASU 2015-14 deferred our effective date until January 2018, which is when we plan to adopt this standard. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We have completed the process of evaluating the effect of the adoption and determined there were no changes required to our reported revenues as a result of the adoption. The majority of our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. Based on our evaluation process and review of our contracts with customers, the timing and amount of revenue recognized based on ASU 2015-14 is consistent with our revenue recognition policy under previous guidance. We adopted the new standard effective January 1, 2018, using the modified retrospective approach, and will expand our consolidated financial statement disclosures in order to comply with the ASU. We have determined the adoption of ASU 2015-14 will not have a material impact on our results of operations, cash flows, or financial position.
In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The guidance will be applied on a modified retrospective basis with the earliest period presented. Based on the effective date, this guidance will apply beginning January 2019, which is when we plan to adopt this ASU. While we are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our leases, we expect the adoption will lead to a material increase in the assets and liabilities recorded on our Consolidated Balance Sheets. As part of our assessment, we will need to determine the impact of lease extension provisions provided in our facility and vehicle leases which will impact the amount of the right of use asset and lease liability recorded under the ASU.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 2. Acquisition
On March 31, 2017, we acquired certain assets and assumed certain liabilities of Manufacturers Supply Company (‘Mansco’). Mansco, based in Hudsonville, Michigan, is a distributor of industrial and fastener supplies with a particularly strong market position with commercial furniture original equipment manufacturers. As such, this acquisition gives us a presence in a market where we have not meaningfully participated in the past, and provides Mansco with additional tools with which to service its customer base and reduce costs through economies of scale.
The total purchase price for this acquisition, based on the acquisition date fair value, consisted of $57.9 paid in cash at closing, $0.8 paid in cash after closing pursuant to a post-closing purchase price adjustment, and a contingent consideration arrangement which requires us to pay the former owner up to a maximum of $2.5 (undiscounted) in cash after closing based on sales growth of the acquired business. We funded the purchase price for the acquisition with the proceeds from the issuance of a new series of senior unsecured promissory notes under our master note agreement in the aggregate principal amount of $60.0.
The fair value of the assets acquired and liabilities assumed as of the acquisition date is summarized below.

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
The amount of net sales and net earnings of the acquired business included in our Consolidated Statement of Earnings for the year ended December 31, 2017, and the pro forma net sales and net earnings of the combined entity had the acquisition occurred on January 1, 2016, are:

	2017	2016
Net sales	$53.5	49.6
Net earnings	$5.5	4.9
Note 3. Long-Lived Assets
Property and equipment
Property and equipment at year end consisted of the following:

	Depreciable Life in Years	2017	2016
Land	—	$38.2	37.3
Buildings and improvements	15 to 40	308.2	297.1
Automated distribution and warehouse equipment	5 to 30	220.0	216.3
Shelving, industrial vending, and equipment	3 to 10	812.9	723.9
Transportation equipment	3 to 5	76.3	71.7
Construction in progress	—	149.3	152.5
		1,604.9	1,498.8
Less accumulated depreciation		(711.3)	(599.1)
Property and equipment, net		$893.6	899.7

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 4. Accrued Expenses
Accrued expenses at year end consisted of the following:

	2017	2016
Payroll and related taxes	$26.0	23.2
Bonuses and commissions	19.8	14.2
Profit sharing contribution	10.6	8.7
Insurance reserves	39.0	34.6
Promotions	31.3	24.9
Indirect taxes	51.1	43.4
Other	16.2	7.4
Accrued expenses	$194.0	156.4

Note 5. Stockholders' Equity
Dividends
On January 16, 2018, our board of directors declared a quarterly dividend of $0.37 per share of common stock to be paid in cash on February 27, 2018 to shareholders of record at the close of business on January 31, 2018. We paid aggregate annual dividends per share of $1.28, $1.20, and $1.12 in 2017, 2016, and 2015, respectively.
Stock Options
Effective January 2, 2018, the compensation committee of our board of directors granted to our employees options to purchase a total of 520,601 shares of our common stock at an exercise strike price of $55.00 per share. The closing stock price on the effective date of the grant was $54.54 per share. On the same date, certain of our non-employee directors elected to forgo all or a portion of the 2018 annual cash retainer in exchange for options to acquire a total of 21,185 shares of our common stock at an exercise price of $55.00 per share. These options are subject to shareholder approval of the non-employee director stock option plan at our annual meeting of shareholders to be held in April 2018.
The following tables summarize the details of options granted under our stock option plan that were still outstanding as of December 31, 2017, and the assumptions used to value those grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	December 31, 2017
Date of Grant				Options Outstanding	Options Exercisable
January 3, 2017	764,789	$47.00	$46.95	713,097	—
April 19, 2016	845,440	$46.00	$45.74	738,611	—
April 21, 2015	893,220	$42.00	$41.26	674,499	142,072
April 22, 2014	955,000	$56.00	$50.53	567,500	158,750
April 16, 2013	205,000	$54.00	$49.25	101,750	55,250
April 17, 2012	1,235,000	$54.00	$49.01	952,001	772,977
April 19, 2011	410,000	$35.00	$31.78	60,350	35,350
April 20, 2010	530,000	$30.00	$27.13	79,550	54,550
April 21, 2009	790,000	$27.00	$17.61	61,550	61,550
Total	6,628,449			3,948,908	1,280,499

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 3, 2017	1.9%	5.00	2.6%	24.49%	$8.40
April 19, 2016	1.3%	5.00	2.6%	26.34%	$8.18
April 21, 2015	1.3%	5.00	2.7%	26.84%	$7.35
April 22, 2014	1.8%	5.00	2.0%	28.55%	$9.57
April 16, 2013	0.7%	5.00	1.6%	37.42%	$12.66
April 17, 2012	0.9%	5.00	1.4%	39.25%	$13.69
April 19, 2011	2.1%	5.00	1.6%	39.33%	$11.20
April 20, 2010	2.6%	5.00	1.5%	39.10%	$8.14
April 21, 2009	1.9%	5.00	1.0%	38.80%	$3.64
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
A summary of activities under our stock option plan consisted of the following:

	Options Outstanding	Exercise Price(1)	Remaining Life(2)
Outstanding as of January 1, 2017	3,757,947	$46.81	5.85
Granted	764,789	$47.00	9.00
Exercised	(329,612)	$28.59
Cancelled/forfeited	(244,216)	$48.22
Outstanding as of December 31, 2017	3,948,908	$48.28	5.89
Exercisable as of December 31, 2017	1,280,499	$50.07	3.78

	Options Outstanding	Exercise Price(1)	Remaining Life(2)
Outstanding as of January 1, 2016	4,530,982	$41.49	4.89
Granted	845,440	$46.00	8.41
Exercised	(1,180,242)	$24.80
Cancelled/forfeited	(438,233)	$49.49
Outstanding as of December 31, 2016	3,757,947	$46.81	5.85
Exercisable as of December 31, 2016	1,200,250	$45.93	3.74
(1) Weighted average exercise price.
(2) Weighted average remaining contractual life in years.
The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016, and 2015 was $6.9, $23.2, and $14.2, respectively. The intrinsic value represents the difference between the exercise price and fair value of the underlying shares at the date of exercise.
At December 31, 2017, there was $14.6 of total unrecognized stock-based compensation expense related to outstanding unvested stock options granted under the plan. This expense is expected to be recognized over a weighted average period of 4.16 years. Any future change in estimated forfeitures will impact this amount. The total grant date fair value of stock options vested under our stock option plan during 2017, 2016, and 2015 was $4.2, $7.1, and $5.1, respectively.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Total stock-based compensation expense related to our stock option plan was $5.2, $4.1, and $5.8 for 2017, 2016, and 2015, respectively.
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive:

Reconciliation	2017	2016	2015
Basic weighted average shares outstanding	288,208,435	288,949,525	291,453,107
Weighted shares assumed upon exercise of stock options	134,298	207,998	592,335
Diluted weighted average shares outstanding	288,342,733	289,157,523	292,045,442

Summary of Anti-dilutive Options Excluded	2017	2016	2015
Options to purchase shares of common stock	3,524,401	3,095,343	2,611,367
Weighted average exercise prices of options	$49.85	50.09	51.89
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
Note 6. Retirement Savings Plan
The Fastenal Company and Subsidiaries 401(k) and Employee Stock Ownership Plan covers all of our employees in the United States. Our employees in Canada may participate in a Registered Retirement Savings Plan. The general purpose of both of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings contributions. In addition to the participation of our employees, we make annual profit sharing contributions based on an established formula. The expense recorded under this profit sharing formula was approximately $10.6, $8.7, and $13.7 for 2017, 2016, and 2015, respectively.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 7. Income Taxes
Earnings before income taxes were derived from the following sources:

	2017	2016	2015
Domestic	$809.4	739.4	786.0
Foreign	63.7	50.3	40.1
Earnings before income taxes	$873.1	789.7	826.1
Components of income tax expense (benefit) were as follows:

2017:	Current	Deferred	Total
Federal	$270.6	(33.1)	237.5
State	33.2	3.3	36.5
Foreign	20.5	—	20.5
Income tax expense	$324.3	(29.8)	294.5

2016:	Current	Deferred	Total
Federal	$223.9	23.2	247.1
State	28.2	1.2	29.4
Foreign	12.6	1.2	13.8
Income tax expense	$264.7	25.6	290.3

2015:	Current	Deferred	Total
Federal	$256.7	7.4	264.1
State	31.3	0.2	31.5
Foreign	13.7	0.4	14.1
Income tax expense	$301.7	8.0	309.7
Income tax expense in the accompanying consolidated financial statements differed from the expected expense as follows:

	2017	2016	2015
Federal income tax expense at the 'expected' rate of 35%	$305.6	276.4	289.1
Increase (decrease) attributed to:
State income taxes, net of federal benefit	21.5	20.0	21.6
Transition tax	6.5	—	—
Effect of 2018 deferred rate change	(30.8)	—	—
Other, net	(8.3)	(6.1)	(1.0)
Total income tax expense	$294.5	290.3	309.7
Effective income tax rate	33.7%	36.8%	37.5%

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at year end consisted of the following:

	2017	2016
Deferred income tax assets (liabilities):
Inventory costing and valuation methods	$3.6	4.8
Allowance for doubtful accounts	3.0	4.3
Insurance reserves	8.4	11.5
Promotions payable	1.3	1.7
Stock-based compensation	5.2	6.8
Federal and state benefit of uncertain tax positions	0.9	1.9
Foreign net operating loss and credit carryforwards	4.2	5.1
Foreign valuation allowances	(2.8)	(4.0)
Other, net	0.8	2.1
Total deferred income tax assets	24.6	34.2
Property and equipment	(75.2)	(114.8)
Total deferred income tax liabilities	(75.2)	(114.8)
Deferred income tax liabilities	$(50.6)	(80.6)
A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits was as follows:

	2017	2016
Balance at beginning of year:	$5.4	5.4
Increase related to prior year tax positions	0.4	0.2
Decrease related to prior year tax positions	(0.5)	—
Increase related to current year tax positions	0.7	0.8
Decrease related to statute of limitation lapses	(1.1)	(1.0)
Settlements	(0.5)	—
Balance at end of year:	$4.4	5.4
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
Fastenal files income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2015 in the case of United States federal examinations, and 2013 in the case of foreign, state, and local examinations.
On December 22, 2017, the Tax Act was signed into law. The Tax Act makes broad and complex changes to the U.S. tax code that affected our income tax rate in 2017. The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21% and requires companies to pay a one-time transition tax on certain unrepatriated earnings from foreign subsidiaries that is payable over eight years. The Tax Act also establishes new tax laws that will affect 2018.
ASC 740 requires a company to record the effects of a tax law change in the period of enactment, however, shortly after the enactment of the Tax Act, the SEC staff issued SAB 118, which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.
We have made a reasonable estimate of the impact of the Tax Act and recorded discrete items in our 2017 income tax expense of $24.4 which reflects an estimated reduction in our deferred income tax liabilities of $30.8 as a result of the maximum federal rate decrease to 21% from 35% which was partially offset by an estimated increase in income tax payable in the amount of $6.5 as a result of the transition tax on cash and cash equivalent balances related to accumulated earnings associated with our international operations. We are continuing to gather additional information related to estimates surrounding the remeasurement

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

of deferred taxes and to unrepatriated earnings from foreign subsidiaries to more precisely compute the remeasurement of deferred taxes and the impact of the transition tax.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal and that position has not changed following incurring the transition tax under the Tax Act. No deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our foreign investments to the United States. It is not practicable to estimate the amount of deferred income tax liabilities related to investments in these foreign subsidiaries.
Note 8. Geographic Information
Our revenues and long-lived assets related to the following geographic areas:

Revenues	2017	2016	2015
United States	$3,842.9	3,493.5	3,441.1
Canada	257.6	228.7	223.3
Other foreign countries	290.0	239.8	204.8
Total revenues	$4,390.5	3,962.0	3,869.2

Long-Lived Assets	2017	2016	2015
United States	$919.5	899.1	821.1
Canada	35.9	33.2	32.3
Other foreign countries	19.4	15.8	14.3
Total long-lived assets	$974.8	948.1	867.7
The accounting policies of the operations in the various geographic areas are the same as those described in the summary of significant accounting policies. Long-lived assets consist of net property and equipment, deposits, goodwill, and other net intangibles. Revenues are attributed to countries based on the location of the branch from which the sale occurred. In each of the years presented in the table above, no single customer represented 5% or more of our consolidated net sales.
Note 9. Operating Leases
We lease space under non-cancelable operating leases for several distribution centers, several manufacturing locations, and certain branch locations. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Any such terms are recognized as rent expense over the term of the lease. Further, the leases do not contain contingent rent provisions. The net book value of leasehold improvements at December 31, 2017 was $2.5. We lease certain semi-tractors and pick-ups under operating leases. Future minimum lease payments for all operating leases are as follows:

	Leased Facilities and Equipment	Leased Vehicles	Total
2018	$96.8	37.0	133.8
2019	70.9	23.7	94.6
2020	47.5	10.4	57.9
2021	25.2	1.9	27.1
2022	9.3	—	9.3
2023 and thereafter	2.0	—	2.0
Total minimum lease payments	$251.7	73.0	324.7

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Rent expense under all operating leases was as follows:

	Leased Facilities and Equipment	Leased Vehicles	Total
2017	$109.5	45.8	155.3
2016	$110.1	42.7	152.8
2015	$105.9	38.2	144.1
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases was approximately $75.5. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote other than where we have established an accrual for estimated losses, which was immaterial at December 31, 2017. To the extent our fleet contains vehicles we estimate will settle at a gain, such gains on these vehicles will be recognized when we sell the vehicle.
Note 10. Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at year end consisted of the following:

	2017	2016
Outstanding loans under unsecured revolving credit facility	$280.0	305.0
2.00% Senior unsecured promissory note payable	40.0	40.0
2.45% Senior unsecured promissory note payable	35.0	35.0
3.22% Senior unsecured promissory note payable	60.0	—
Note payable under asset purchase agreement	—	10.0
Total debt	415.0	390.0
Less: Current portion of debt	(3.0)	(10.5)
Long-term debt	$412.0	379.5

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation	$36.3	36.3
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
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to the London Interbank Offered Rate ('LIBOR') for interest periods of various lengths selected by us, plus 0.95%. Based on the interest periods we have chosen, our weighted per annum interest rate at December 31, 2017 was approximately 2.5%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our usage of the Credit Facility.
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

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Three series of Notes are currently outstanding under the Master Note Agreement. The first series of Notes ('Series A'), was issued on the Effective Date, is in an aggregate principal amount of $40.0, is due and payable in full on July 20, 2021, and bears interest at a fixed rate of 2.00% per annum. The second series of Notes ('Series B'), was issued on the Effective Date, is in an aggregate principal amount of $35.0, is due and payable in full on July 20, 2022, and bears interest at a fixed rate of 2.45% per annum. The third series of Notes ('Series C'), was issued on March 1, 2017, is in an aggregate principal amount of $60.0, is due and payable in full on March 1, 2024, and bears interest at a fixed rate of 3.22% per annum. There is no amortization of these Notes prior to their maturity dates. Interest on such Notes is payable quarterly in arrears on January 20, April 20, July 20, and October 20 of each year. The carrying value of the Notes approximates fair value. The fair value was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as a level 2 measurement within the fair value hierarchy.
Note Payable Under Asset Purchase Agreement
On December 7, 2015, we signed an agreement to purchase, effective January 2, 2017 ('Asset Purchase Effective Date'), certain assets related to the collection and management of certain portions of our business and financial data from Apex Industrial Technologies, LLC ('Apex'), a provider of automated point-of-use dispensing and supply chain technologies. The agreement included a transition arrangement which required us to assume responsibility for certain software that was licensed by Apex. The total consideration for the assets was $27.0, of which $12.0 was paid in cash in December 2015 in advance of the Asset Purchase Effective Date. The remaining $15.0 was payable in installments pursuant to an unsecured note. The first $5.0 installment was paid in December 2016, the second $5.0 was paid in June 2017, and the final installment of $5.0 was paid in December 2017. Interest on the unpaid principal balance of the note was due and payable on the last day of each calendar quarter at an annual rate of 0.56%. In 2015, the $15.0 note represented a non-cash investing and financing activity in our Consolidated Statements of Cash Flows, while the payments made in 2017, 2016, and 2015 are included in our Consolidated Statements of Cash Flows as net cash used in investing activities in 'Other'.
Note 11. Legal Contingencies
We are involved in certain legal actions. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, that could require significant expenditures or result in lost revenues. We record a liability for these legal actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. As of December 31, 2017, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 12. Sales by Product Line
The percentages of our sales by product line were as follows:

Type	Introduced	2017	2016	2015
Fasteners(1)	1967	35.6%	36.6%	38.3%
Tools	1993	10.1%	9.9%	9.5%
Cutting tools	1996	5.8%	5.7%	5.6%
Hydraulics & pneumatics	1996	6.8%	6.9%	7.2%
Material handling	1996	6.3%	6.4%	6.5%
Janitorial supplies	1996	7.6%	7.6%	7.5%
Electrical supplies	1997	4.9%	4.8%	4.7%
Welding supplies	1997	4.6%	4.6%	4.7%
Safety supplies(2)	1999	15.2%	14.9%	13.9%
Metals	2001	0.5%	0.5%	0.5%
Direct ship(3)	2004	0.5%	0.5%	0.4%
Office supplies	2010	0.1%	0.1%	0.1%
Other		2.0%	1.5%	1.1%
		100.0%	100.0%	100.0%
(1) Fastener product line represents fasteners and miscellaneous supplies.
(2) The safety supplies product line has expanded, as a percentage of sales, in the last several years due to our industrial vending program.
(3) Direct ship represents a cross section of products from the remaining product lines. The items included here represent certain items with historically low gross profit margins which are shipped directly from our distribution channel to our customers, bypassing our branch network.
Note 13. Subsequent Events
We evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the Notes to Consolidated Financial Statements, with the exception of the dividend declaration and stock option activities disclosed in Note 5.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 14. Selected Quarterly Financial Data (Unaudited)
(Amounts in millions except per share information)

2017:	Net Sales	Gross Profit	Pre-tax Earnings	Net Earnings		Basic Net Earnings per Share	(1)	Diluted Net Earnings per Share	(1)
First quarter	$1,047.7	518.0	210.9	134.2		0.46		0.46
Second quarter	1,121.5	558.5	235.4	148.9		0.52		0.52
Third quarter	1,132.8	555.9	226.0	143.1		0.50		0.50
Fourth quarter	1,088.5	531.2	200.8	152.4	(2)	0.53	(2)	0.53	(2)
Total	$4,390.5	2,163.6	873.1	578.6	(3)	2.01	(3)	2.01	(3)

2016:	Net Sales	Gross Profit	Pre-tax Earnings	Net Earnings	Basic Net Earnings per Share	(1)	Diluted Net Earnings per Share	(1)
First quarter	$986.7	491.5	199.9	126.2	0.44		0.44
Second quarter	1,014.3	501.6	207.8	131.5	0.46		0.45
Third quarter	1,013.1	499.8	201.2	126.9	0.44		0.44
Fourth quarter	947.9	471.9	180.8	114.8	0.40		0.40
Total	$3,962.0	1,964.8	789.7	499.4	1.73		1.73
(1) Amounts may not foot due to rounding difference.
(2) Absent the impact of the Tax Act, our net earnings for the fourth quarter of 2017 would have been approximately $128.1, and our basic and diluted net earnings per share would have each been $0.45.
(3) Absent the impact of the Tax Act, our net earnings for 2017 would have been approximately $554.2, and our basic and diluted net earnings per share would have each been $1.92.
***End of Notes to Consolidated Financial Statements***

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the 'Securities Exchange Act')). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. We have excluded Mansco from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, which represented 0.8% of total assets and 0.9% of net sales included in our consolidated financial statements as of and for the year ended December 31, 2017.

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
Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As discussed in Note 2 of the Notes to Consolidated Financial Statements, on March 31, 2017, we acquired certain assets and assumed certain liabilities of Manufacturers Supply Company (‘Mansco’). We have excluded Mansco from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, which represented 0.8% of total assets and 0.9% of net sales included in our consolidated financial statements as of and for the year ended December 31, 2017.
Based on our assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2017. There was no change in the company's internal control over financial reporting during the company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

/s/ Daniel L. Florness	/s/ Holden Lewis
Daniel L. Florness	Holden Lewis
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Winona, Minnesota
February 5, 2018

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
The executive officers of Fastenal Company are:

Name	Employee of Fastenal Since	Age	Position
Daniel L. Florness	1996	54	President, Chief Executive Officer, and Director
William J. Drazkowski	1995	46	Executive Vice President – National Accounts Sales
Leland J. Hein	1985	57	Senior Executive Vice President – Sales
James C. Jansen	1992	47	Executive Vice President – Manufacturing
Holden Lewis	2016	48	Executive Vice President and Chief Financial Officer
Sheryl A. Lisowski	1994	50	Controller, Chief Accounting Officer, and Treasurer
Nicholas J. Lundquist	1979	60	Senior Executive Vice President – Operations
Charles S. Miller	1999	43	Executive Vice President – Sales
Terry M. Owen	1999	49	Senior Executive Vice President – Sales Operations
Gary A. Polipnick	1983	55	Executive Vice President – FAST Solutions®
John L. Soderberg	1993	46	Executive Vice President – Information Technology
Jeffery M. Watts	1996	46	Executive Vice President – International Sales
Reyne K. Wisecup	1988	54	Senior Executive Vice President – Human Resources and Director
Mr. Florness has been our president and chief executive officer since January 2016. From December 2002 to December 2015, Mr. Florness was an executive vice president and our chief financial officer. From June 1996 to November 2002, Mr. Florness was our chief financial officer. During his time as chief financial officer, Mr. Florness' responsibilities expanded beyond finance, including leadership of a portion of our manufacturing division, our product development and procurement, and the company's national accounts business. Mr. Florness has served as one our directors since January 2016.
Mr. Drazkowski has been our executive vice president – national accounts sales since December 2016. From October 2014 to December 2016, Mr. Drazkowski was our vice president – national accounts sales. From September 2013 to September 2014, he served as regional vice president of our Minnesota based region, and from November 2007 to August 2013, he served as one of our district managers. Prior to November 2007, Mr. Drazkowski served in various sales leadership roles at our company.
Mr. Hein has been our senior executive vice president – sales since January 2016. Mr. Hein's responsibilities include sales and operational oversight of our Western United States business, which spans from Ohio to the West Coast. From July 2015 to December 2015, Mr. Hein was our chief operating officer. Mr. Hein was our president and chief executive officer from January 2015 to July 2015, and our president from July 2012 to December 2014. From November 2007 to July 2012, Mr. Hein was one of our executive vice presidents – sales. Prior to November 2007, Mr. Hein served in various sales leadership roles at our company.

Mr. Jansen has been our executive vice president – manufacturing since January 2016. Mr. Jansen's responsibilities include oversight of our industrial services, quality assurance, aerospace, and manufacturing operations. From December 2010 to December 2015, Mr. Jansen was our executive vice president - operations. From November 2007 to December 2010, Mr. Jansen was our executive vice president – internal operations. From May 2005 to November 2007, Mr. Jansen served as our leader of systems development (this role encompassed both information systems and distribution systems development). From April 2000 to April 2005, Mr. Jansen served as sales leader of our Texas based region.
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
Mr. Lundquist has been our senior executive vice president – operations since December 2016. Mr. Lundquist's responsibilities include distribution development, product development, supplier development, and supply chain. From July 2012 to December 2016, Mr. Lundquist was our executive vice president – operations. From November 2007 to July 2012, he was one of our executive vice presidents – sales, and from December 2002 to November 2007, he was our executive vice president and chief operating officer.
Mr. Miller has been our executive vice president – sales since November 2015. Mr. Miller's responsibilities include sales and operational oversight of our business which spans the East Coast of, and Southern and Southwestern areas of, the United States. From January 2009 to October 2015, Mr. Miller served as regional vice president of our southeast central region based primarily in Tennessee and Kentucky. Prior to January 2009, Mr. Miller served in various sales leadership roles at our company.
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
Mr. Polipnick has been our executive vice president – FAST Solutions® since January 2016. Mr. Polipnick's responsibilities include our FAST Solutions® programs and branch inventory modeling and merchandising programs. From July 2015 to December 2015, Mr. Polipnick was our executive vice president – e-business. From July 2012 to June 2015, Mr. Polipnick served as one of our executive vice president – sales. From November 2007 to July 2012, Mr. Polipnick was regional vice president of our Winona based region. Prior to November 2007, Mr. Polipnick served in various sales leadership roles at our company. After 34 years with Fastenal, Mr. Polipnick has indicated his intention to retire effective March 31, 2018.
Mr. Soderberg has been our executive vice president – information technology since May 2016. From May 2014 to May 2016, Mr. Soderberg served as our executive vice president – sales operations and support. From April 2010 to May 2014, Mr. Soderberg was one of our vice presidents – sales. From April 2005 to April 2010, Mr. Soderberg served as regional vice president of our Seattle, Washington based region. Prior to April 2005, Mr. Soderberg served in various sales leadership roles in the mid-Atlantic area of our company.
Mr. Watts has been our executive vice president – international sales since December 2016. From March 2015 to December 2016, Mr. Watts was our vice president – international sales. From June 2005 to February 2015, he served as regional vice president of our Canadian region. Prior to June 2005, Mr. Watts served in various sales leadership roles at our company.
Ms. Wisecup has been our senior executive vice president – human resources since December 2016. From November 2007 to December 2016, Ms. Wisecup was our executive vice president – human resources. Prior to November 2007, she served in various support roles, including director of employee development. Ms. Wisecup has also served as one of our directors since 2000.
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
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,948,908	$48.28	5,169,233
Equity compensation plans not approved by security holders (2)	21,185	55.00	2,478,815
Total	3,970,093		7,648,048

(1)    Reflects securities to be issued under our Fastenal Company Stock Option Plan.

(2)
Reflects stock option awards issued and issuable in the future under the Fastenal Company Non-Employee Director Stock Option Plan, which was approved by our board of directors on October 10, 2017 but has not yet been approved by our shareholders. Our shareholders are being asked to approve this plan at our April 2018 annual meeting, and the exercisability and continued existence of the plan and all option awards currently outstanding thereunder is expressly conditioned on shareholder approval of that plan at the annual meeting. A description of the material terms of the plan and a summary of option awards currently outstanding thereunder will be provided in the Proxy Statement.

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
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Earnings for the years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
2. Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts
3. Exhibits:
INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 10-Q for the quarter ended March 31, 2012 (file no. 000-016125))
3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company's Form 8-K dated as of October 15, 2010 (file no. 000-16125))
4.1	Form of Senior Notes due July 20, 2021 (incorporated by reference to Exhibit 4.1 to Fastenal Company’s Form 8‑K dated as of July 20, 2016)
4.2	Form of Senior Notes due July 20, 2022 (incorporated by reference to Exhibit 4.2 to Fastenal Company’s Form 8‑K dated as of July 20, 2016)
4.3	Form of Senior Notes due March 1, 2024 (incorporated by reference to Exhibit 4.1 to Fastenal Company's Form 10-Q for the quarter ended March 31, 2017 (file no. 000-016125))
10.1	Bonus Program for Executive Officers*
10.2	Fastenal Company Stock Option Plan as amended and restated effective as of December 12, 2014 (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated December 17, 2014)*
10.3	Fastenal Company Incentive Plan (incorporated by reference to Appendix A to Fastenal Company's Proxy Statement dated February 23, 2012)*
10.4
Credit Agreement dated as of May 1, 2015 among Fastenal Company, the Lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated May 5, 2015), as amended by the First Amendment to Credit Agreement dated as of November 23, 2015 (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated November 25, 2015), and as amended by the Second Amendment to Credit Agreement dated as of March 10, 2017 (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated March 14, 2017)

10.5
Second Amendment to Credit Agreement dated as of March 10, 2017 by and among Fastenal Company, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated as of March 14, 2017 (file no. 000-016125))

10.6
Master Note Agreement dated as of July 20, 2016 by and among (i) Fastenal Company, (ii) Metropolitan Life Insurance Company, NYL Investors LLC and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), as investor group representatives (each, an 'Investor Group Representative'), and (iii) Metropolitan Life Insurance Company (in its capacity as a purchaser of notes under such Master Note Agreement) and/or affiliates of any Investor Group Representative who become purchasers of notes under such Master Note Agreement (incorporated by reference to Exhibit 10.1 to Fastenal Company’s Form 8‑K dated as of July 20, 2016)

13	Portions of 2017 Annual Report to Shareholders not included in this Form 10-K (only those sections specifically incorporated by reference in this Form 10-K shall be deemed filed with the SEC)
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

FASTENAL COMPANY
Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2017, 2016, and 2015
(Amounts in millions)

Description	Balance at Beginning of Year	"Additions" Charged to Costs and Expenses		"Other" Additions (Deductions)	"Less" Deductions		Balance at End of Year
Year ended December 31, 2017
Allowance for doubtful accounts	$11.2	8.2		—	7.5		11.9
Insurance reserves	$34.6	68.2	(1)	—	63.8	(2)	39.0
Year ended December 31, 2016
Allowance for doubtful accounts	$11.7	8.5		—	9.0		11.2
Insurance reserves	$31.8	62.3	(1)	—	59.5	(2)	34.6
Year ended December 31, 2015
Allowance for doubtful accounts	$12.6	8.8		—	9.7		11.7
Insurance reserves	$31.1	54.3	(1)	—	53.6	(2)	31.8
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

Date:	February 5, 2018

FASTENAL COMPANY

By	/s/ Daniel L. Florness
Daniel L. Florness, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 5, 2018

/s/ Daniel L. Florness	/s/ Holden Lewis
Daniel L. Florness, President and Chief Executive Officer (Principal Executive Officer), and Director	Holden Lewis, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Sheryl A. Lisowski
Sheryl A. Lisowski, Controller, Chief Accounting Officer, and Treasurer (Principal Accounting Officer)

/s/ Willard D. Oberton	/s/ Darren R. Jackson
Willard D. Oberton, Director (Chairman)	Darren R. Jackson, Director

/s/ Michael J. Ancius	/s/ Daniel L. Johnson
Michael J. Ancius, Director	Daniel L. Johnson, Director

/s/ Michael J. Dolan	/s/ Scott A. Satterlee
Michael J. Dolan, Director	Scott A. Satterlee, Director

/s/ Stephen L. Eastman	/s/ Reyne K. Wisecup
Stephen L. Eastman, Director	Reyne K. Wisecup, Director

/s/ Rita J. Heise
Rita J. Heise, Director