Form 10-Q
period 2018-03-31
FASTENAL CO
filed 2018-04-16
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018, or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class	Outstanding at April 10, 2018
Common Stock, par value $.01 per share	287,688,839

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in millions except share information)

	(Unaudited)
Assets	March 31, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$137.1	116.9
Trade accounts receivable, net of allowance for doubtful accounts of $11.3 and $11.9, respectively	688.6	607.8
Inventories	1,134.9	1,092.9
Other current assets	99.7	118.1
Total current assets	2,060.3	1,935.7

Property and equipment, net	889.0	893.6
Other assets	80.3	81.2

Total assets	$3,029.6	2,910.5

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$13.1	3.0
Accounts payable	148.1	147.5
Accrued expenses	199.7	194.0
Income taxes payable	42.1	6.5
Total current liabilities	403.0	351.0

Long-term debt	391.9	412.0
Deferred income taxes	62.7	50.6

Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 400,000,000 shares authorized, 287,687,089 and 287,591,536 shares issued and outstanding, respectively	2.9	2.9
Additional paid-in capital	13.7	8.5
Retained earnings	2,178.5	2,110.6
Accumulated other comprehensive loss	(23.1)	(25.1)
Total stockholders' equity	2,172.0	2,096.9
Total liabilities and stockholders' equity	$3,029.6	2,910.5
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Amounts in millions except earnings per share)

	(Unaudited)
	Three Months Ended March 31,
	2018	2017
Net sales	$1,185.8	1,047.7

Cost of sales	608.2	529.7
Gross profit	577.6	518.0

Operating and administrative expenses	342.7	305.9
Loss (gain) on sale of property and equipment	0.4	(0.4)
Operating income	234.5	212.5

Interest income	0.1	0.1
Interest expense	(2.7)	(1.7)

Earnings before income taxes	231.9	210.9

Income tax expense	57.6	76.7

Net earnings	$174.3	134.2

Basic net earnings per share	$0.61	0.46

Diluted net earnings per share	$0.61	0.46

Basic weighted average shares outstanding	287.6	289.2

Diluted weighted average shares outstanding	287.9	289.5
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)

	(Unaudited)
	Three Months Ended March 31,
	2018	2017
Net earnings	$174.3	134.2
Other comprehensive income, net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2018 and 2017)	2.0	2.9
Comprehensive income	$176.3	137.1
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)

	(Unaudited)
	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$174.3	134.2
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisition:
Depreciation of property and equipment	32.4	29.9
Loss (gain) on sale of property and equipment	0.4	(0.4)
Bad debt expense	1.3	2.2
Deferred income taxes	12.1	0.4
Stock-based compensation	1.4	1.2
Amortization of intangible assets	1.0	0.8
Changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(82.4)	(70.0)
Inventories	(41.2)	1.4
Other current assets	18.4	8.2
Accounts payable	0.6	17.6
Accrued expenses	5.7	7.1
Income taxes	35.6	78.4
Other	0.1	(0.6)
Net cash provided by operating activities	159.7	210.4

Cash flows from investing activities:
Purchases of property and equipment	(31.5)	(21.2)
Proceeds from sale of property and equipment	2.7	2.1
Cash paid for acquisition	—	(57.9)
Other	(0.1)	1.9
Net cash used in investing activities	(28.9)	(75.1)

Cash flows from financing activities:
Proceeds from debt obligations	180.0	240.0
Payments against debt obligations	(190.0)	(265.0)
Proceeds from exercise of stock options	3.8	2.9
Payments of dividends	(106.4)	(92.6)
Net cash used in financing activities	(112.6)	(114.7)

Effect of exchange rate changes on cash and cash equivalents	2.0	1.0

Net increase in cash and cash equivalents	20.2	21.6

Cash and cash equivalents at beginning of period	116.9	112.7
Cash and cash equivalents at end of period	$137.1	134.3

Supplemental disclosure of cash flow information:
Cash paid for interest	$2.7	1.5
Net cash paid (received) for income taxes	$9.6	(2.2)
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2018 and 2017
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
Recently Adopted Accounting Pronouncements
Effective January 1, 2018, we adopted the Financial Accounting Standards Board ('FASB') Accounting Standards Update ('ASU') 2014-09, Revenue from Contracts with Customers (Topic 606), and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of ASU 2014-09, using the modified retrospective approach, had no significant impact on our results of operations, cash flows, or financial position. Revenue continues to be recognized at a point in time for our product sales when products are delivered to or picked up by the customer and revenue for shipping and handling charges continues to be recognized when products are delivered to or picked up by the customer. We continue to reduce revenue for estimates of sales incentives based on probability estimates and for product returns based on historical return rates. Additional information and disclosures required by this new standard are contained in Note 2, 'Revenue'.
In March 2018, we adopted FASB ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. GAAP to reflect the Securities and Exchange Commission ('SEC') interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act (the 'Tax Act') was signed into law. Additional information regarding the adoption of this standard is contained in Note 5, 'Income Taxes'.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance requires application on a modified retrospective basis with the earliest period presented. During March 2018, the FASB approved amendments to create an optional transition method that will provide an option to use the effective date of ASC 842, Leases, as the date of initial application of transition. We plan to elect this option. Based on the effective date, this guidance will apply and we will adopt this ASU beginning on January 1, 2019. While we are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our leases, we expect the adoption will lead to a material increase in the assets and liabilities recorded on our Condensed Consolidated Balance Sheets. As part of our assessment, we will need to determine the impact of lease extension provisions provided in our facility and vehicle leases, which will impact the amount of the right of use asset and lease liability recorded under the ASU.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2018 and 2017
(Unaudited)

(2) Revenue
Revenue Recognition
Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. We recognize revenue by transferring the promised products to the customer, with the majority of revenue recognized at the point in time the customer obtains control of the products. We recognize revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. We estimate product returns based on historical return rates. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. The majority of our contracts have a single performance obligation and are short term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.
Accounts Receivable
Credit is extended based upon an evaluation of the customer's financial condition. Accounts receivable are stated at their estimated net realizable value. The allowance for doubtful accounts is based on an analysis of customer accounts and our historical experience with accounts receivable write-offs.
Contract Liabilities
Contract liabilities, recorded as accrued expenses in the Condensed Consolidated Balance Sheets, include sales incentive agreements with certain customers which are accounted for as a reduction in the transaction price and are generally paid on an annual basis. Significant changes in these contract liability balances were as follows for the periods ended March 31:

	Three-month Period
	2018	2017
Outstanding at beginning of period	$31.3	24.9
Increase (decrease) attributed to:
Sales incentive accruals	11.9	9.1
Contract payments	(9.6)	(7.1)
Outstanding at end of period	$33.6	26.9
Disaggregation of Revenue
Our revenues related to the following geographic areas were as follows for the periods ended March 31:

	Three-month Period
	2018	2017
United States	$1,028.5	922.3
Canada	72.6	59.6
Other foreign countries	84.7	65.8
Total revenues	$1,185.8	1,047.7

The percentages of our sales by end market were as follows for the periods ended March 31:

	Three-month Period
	2018	2017
Manufacturing	67.7%	67.0%
Non-Residential construction	12.7%	13.1%
Other	19.6%	19.9%
	100.0%	100.0%

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2018 and 2017
(Unaudited)

The percentages of our sales by product line were as follows for the periods ended March 31(1):

		Three-month Period
Type	Introduced	2018	2017
Fasteners(2)	1967	35.0%	35.6%
Tools	1993	10.2%	10.2%
Cutting tools	1996	5.7%	5.9%
Hydraulics & pneumatics	1996	7.0%	6.9%
Material handling	1996	5.8%	6.1%
Janitorial supplies	1996	7.4%	7.3%
Electrical supplies	1997	4.8%	4.7%
Welding supplies	1997	4.2%	4.3%
Safety supplies(3)	1999	16.8%	16.0%
Other		3.1%	3.0%
		100.0%	100.0%
(1) In 2018, we reclassified certain product category designations and have conformed the prior period percentages to the current year presentation.
(2) Fastener product line represents fasteners and miscellaneous supplies.
(3) The safety supplies product line has expanded as a percentage of sales in the last several years due to our industrial vending program.

(3) Acquisition
On March 31, 2017, we acquired certain assets and assumed certain liabilities of Manufacturers Supply Company ('Mansco'). Mansco, based in Hudsonville, Michigan, is a distributor of industrial and fastener supplies with a particularly strong market position with commercial furniture original equipment manufacturers. As such, this acquisition gives us a presence in a market where we have not meaningfully participated in the past, and provides Mansco with additional tools with which to service its customer base and reduce costs through economies of scale.
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

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2018 and 2017
(Unaudited)

The amount of net sales and net earnings of the acquired business included in our Condensed Consolidated Statement of Earnings for the period ended March 31, 2018, and the pro forma net sales and net earnings of the combined entity had the acquisition occurred on January 1, 2017 are:

	Three-month Period
	2018	2017
Net sales	$13.6	13.5
Net earnings	$1.3	1.6
(4) Stockholders' Equity
Dividends
On April 10, 2018, our board of directors declared a dividend of $0.37 per share of common stock to be paid in cash on May 23, 2018 to shareholders of record at the close of business on April 25, 2018. Since 2011, we have paid quarterly dividends. Our board of directors intends to continue paying quarterly dividends, provided that any future determination as to payment of dividends will depend on the financial condition and results of operations of the company and such other factors as are deemed relevant by the board of directors.
The following table presents the dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2018	2017
First quarter	$0.37	0.32
Second quarter	0.37	0.32
Third quarter		0.32
Fourth quarter		0.32
Total	$0.74	1.28
Stock Options
Effective January 2, 2018, certain of our non-employee directors elected to forgo all or a portion of the 2018 annual cash retainer in exchange for options to acquire a total of 21,185 shares of our common stock at an exercise price of $55.00 per share. These options are subject to shareholder approval of the non-employee director stock option plan at our annual meeting of shareholders to be held on April 24, 2018.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2018 and 2017
(Unaudited)

The following tables summarize the details of options granted under our stock option plan that were still outstanding as of March 31, 2018, and the assumptions used to value these grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	March 31, 2018
Date of Grant				Options Outstanding	Options Exercisable
January 2, 2018	520,601	$55.00	$54.54	512,151	—
January 3, 2017	764,789	$47.00	$46.95	696,504	—
April 19, 2016	845,440	$46.00	$45.74	718,070	—
April 21, 2015	893,220	$42.00	$41.26	654,352	137,638
April 22, 2014	955,000	$56.00	$50.53	543,500	158,750
April 16, 2013	205,000	$54.00	$49.25	99,250	54,000
April 17, 2012	1,235,000	$54.00	$49.01	905,187	734,600
April 19, 2011	410,000	$35.00	$31.78	57,850	32,850
April 20, 2010	530,000	$30.00	$27.13	45,550	20,550
April 21, 2009	790,000	$27.00	$17.61	46,558	46,558
Total	7,149,050			4,278,972	1,184,946

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 2, 2018	2.2%	5.00	2.3%	23.45%	$10.03
January 3, 2017	1.9%	5.00	2.6%	24.49%	$8.40
April 19, 2016	1.3%	5.00	2.6%	26.34%	$8.18
April 21, 2015	1.3%	5.00	2.7%	26.84%	$7.35
April 22, 2014	1.8%	5.00	2.0%	28.55%	$9.57
April 16, 2013	0.7%	5.00	1.6%	37.42%	$12.66
April 17, 2012	0.9%	5.00	1.4%	39.25%	$13.69
April 19, 2011	2.1%	5.00	1.6%	39.33%	$11.20
April 20, 2010	2.6%	5.00	1.5%	39.10%	$8.14
April 21, 2009	1.9%	5.00	1.0%	38.80%	$3.64
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the three-month periods ended March 31, 2018 and 2017 was $1.4 and $1.2, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of March 31, 2018 was $17.3 and is expected to be recognized over a weighted average period of 4.46 years. Any future changes in estimated forfeitures will impact this amount.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2018 and 2017
(Unaudited)

Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings per share calculation because they were anti-dilutive:

	Three-month Period
Reconciliation	2018	2017
Basic weighted average shares outstanding	287,642,801	289,242,447
Weighted shares assumed upon exercise of stock options	232,962	213,494
Diluted weighted average shares outstanding	287,875,763	289,455,941

	Three-month Period
Summary of Anti-dilutive Options Excluded	2018	2017
Options to purchase shares of common stock	1,616,963	3,204,951
Weighted average exercise price of options	$55.02	50.83
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
(5) Income Taxes
Fastenal files income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2015 in the case of United States federal examinations, and 2013 in the case of foreign, state, and local examinations. During the first quarter of 2018, there were no material changes in unrecognized tax benefits.
On December 22, 2017, the Tax Act was signed into law. The Tax Act made broad and complex changes to the U.S. tax code which include: a lowering of the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, accelerated expensing of qualified capital investments for a specific period, and a transition from a worldwide to a territorial tax system which will require companies to pay a one-time transition tax on certain unrepatriated earnings from foreign subsidiaries that is payable over eight years.
ASC 740, Income Taxes, requires a company to record the effects of a tax law change in the period of enactment. ASU 2018-05 allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.
We recorded income tax expense of $57.6 in the first quarter of 2018, or 24.8% of earnings before income taxes. This amount reflects the estimated impacts of requiring a current inclusion in U.S. federal income of certain earnings of controlled foreign corporations, allowing a domestic corporation an immediate deduction in the U.S. taxable income for a portion of its foreign-derived intangible income, and the base erosion anti-abuse tax. These estimates had an immaterial impact on our effective income tax rate for 2018.
In January and April of 2018, the Internal Revenue Service ('IRS') issued guidance which provides additional clarification on certain aspects of the transition tax calculation. We applied this guidance for the first quarter of 2018 and recorded a discrete income tax expense item which increased our estimated transition tax liability by approximately $1.4, resulting in a total estimated transition tax liability of approximately $7.9. We continue to gather additional information related to the transition tax estimates and deferred tax estimates to more precisely compute the transition tax and remeasurement of deferred taxes. We anticipate additional IRS guidance relative to the impacts of the Tax Act will be forthcoming throughout 2018.
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

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2018 and 2017
(Unaudited)

(6) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $81.8. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote other than where we have established an accrual for estimated losses, which is immaterial at March 31, 2018. To the extent our fleet contains vehicles we estimate will settle at a gain, such gains on these vehicles will be recognized when we sell the vehicle.

(7) Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	March 31, 2018	December 31, 2017
Outstanding loans under unsecured revolving credit facility	$270.0	280.0
2.00% Senior unsecured promissory note payable	40.0	40.0
2.45% Senior unsecured promissory note payable	35.0	35.0
3.22% Senior unsecured promissory note payable	60.0	60.0
Total debt	405.0	415.0
Less: Current portion of debt	(13.1)	(3.0)
Long-term debt	$391.9	412.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation	$36.3	36.3
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
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to the London Interbank Offered Rate ('LIBOR') for interest periods of various lengths selected by us, plus 0.95%. Based on the interest periods we have chosen, our weighted per annum interest rate at March 31, 2018 was approximately 2.8%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our usage of the Credit Facility.
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
March 31, 2018 and 2017
(Unaudited)

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
(8) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2017 annual report on Form 10-K in Note 11 of the Notes to Consolidated Financial Statements. As of March 31, 2018, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.
(9) Subsequent Events
We evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the Notes to Condensed Consolidated Financial Statements, with the exception of the dividend declaration disclosed in Note 4 'Stockholders' Equity'.

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
Executive Overview
Net sales increased $138.1, or 13.2%, in the first quarter of 2018 relative to the first quarter of 2017. Our gross profit as a percentage of net sales declined to 48.7% in the first quarter of 2018 from 49.4% in the first quarter of 2017. Our operating income as a percentage of net sales declined to 19.8% in the first quarter of 2018 from 20.3% in the first quarter of 2017. Our net earnings during the first quarter of 2018 were $174.3, an increase of 29.9% when compared to the first quarter of 2017. Our diluted net earnings per share were $0.61 during the first quarter of 2018 compared to $0.46 during the first quarter of 2017. Approximately $0.10 of the growth in net earnings per share was driven by a lower tax rate relating to the Tax Act.
We continue to focus on our growth drivers. During the first quarter of 2018, we signed 36 new national account contracts (defined as new customer accounts with a multi-site contract). Additionally, we signed 100 new Onsite customer locations (defined as dedicated sales and service provided from within, or in close proximity to, the customer's facility) and 5,679 new industrial vending devices in the first quarter of 2018.
The table below summarizes our in-market location employee count and our total employee count at the end of the periods presented, and changes in that count from the end of the prior periods to the end of the most recent period. The final items below summarize our cumulative investments in branch locations, Onsite locations, total in-market locations, and industrial vending devices.

			Change Since:		Change Since:
	Q1 2018	Q4 2017	Q4 2017	Q1 2017	Q1 2017
End of period total in-market locations (1) - employee count	13,745	13,424	2.4%	13,169	4.4%
End of period total employee count	21,002	20,565	2.1%	19,822	6.0%

Number of public branch locations	2,329	2,383	-2.3%	2,480	-6.1%
Number of active Onsite locations	678	605	12.1%	437	55.1%
Number of in-market locations (1)	3,007	2,988	0.6%	2,917	3.1%
Industrial vending devices (installed count) (2)	73,561	71,421	3.0%	64,430	14.2%
Ratio of industrial vending devices to in-market locations	24:1	24:1		22:1
(1) 'In-market locations' is defined as the sum of the total number of public branch locations and the total number of active Onsite locations.
(2) This number represents devices which principally dispense product and produce product revenues, and excludes approximately 15,000 devices which are principally used for the check-in/check-out of equipment.

During the last twelve months, we increased our headcount by 576 people in our in-market locations and 1,180 people in total. As of March 31, 2018, our total headcount includes 123 people related to our Mansco acquisition. The remaining increase is mostly a function of additions we have made to support customer growth in the field as well as investments in our growth drivers.
We did not open any branches in the first quarter of 2018 and closed 49 branches. Additionally, five branches were converted from a public branch to a non-public location. Our branch network forms the foundation of our business strategy, and we will continue to open or close branches as is deemed necessary to sustain and improve our network and support our growth drivers.
Results of Operations

The following sets forth condensed consolidated statement of earnings information (as a percentage of net sales) for the periods ended March 31:

	Three-month Period
	2018	2017
Net sales	100.0%	100.0%
Gross profit	48.7%	49.4%
Operating and administrative expenses	28.9%	29.2%
Loss (gain) on sale of property and equipment	0.0%	0.0%
Operating income	19.8%	20.3%
Net interest expense	-0.2%	-0.2%
Earnings before income taxes	19.6%	20.1%

Note – Amounts may not foot due to rounding difference.
Net Sales
Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
The table below sets forth net sales and daily sales for the periods ended March 31, and changes in such sales from the prior period to the more recent period:

	Three-month Period
	2018	2017
Net sales	1,185.8	1,047.7
Percentage change	13.2%	6.2%
Business days	64	64
Daily sales	18.5	16.4
Percentage change	13.2%	6.2%
Daily sales impact of currency fluctuations	0.5%	0.1%
Daily sales impact of acquisition	1.3%	0.0%
The increase in net sales noted above for 2018 was driven primarily by higher unit sales and, to a lesser degree, higher prices to mitigate marketplace inflation. The increase in net sales noted above for 2017 was driven primarily by higher unit sales. In both periods, the higher unit sales resulted primarily from two sources. The first is continued strength in underlying market demand. We believe the strength in general business activity is reflected in a number of metrics. For instance, the Purchasing Managers Index, published by the Institute for Supply Chain Management, averaged 59.7 in the first quarter of 2018 and 57.0 in the first quarter of 2017. Readings above 50 are indicative of growing demand, and we believe this favorably influenced our unit sales. Daily sales of fasteners, our most cyclical product line, grew 11.8% in the first quarter of 2018 (of which 3.7 percentage points were attributable to Mansco). We also experienced growth in sales to 78 of our top 100 customers in the first quarter of 2018, which represents broader growth than in the third and fourth quarters of 2017, when sales to 72 of our top 100 customers grew, or the first quarter of 2017, when sales to 64 of our top 100 customers grew. As business conditions strengthen, they tend to lift our net sales growth rates as well.
The second source is success within our growth initiatives. We signed 5,679 industrial vending devices during the first quarter of 2018, an increase of 4.5% over the first quarter of 2017. In addition to an increase in our installed base, we were also more efficient with the existing base, resulting in a modest increase in average sales per device, and we decreased our device removals by 18.3%. Combined sales through our vending devices continued to grow at a strong double-digit pace in the first quarter of 2018. We signed 100 new Onsite locations during the first quarter of 2018 and had 678 active sites on March 31, 2018, an increase of 55.1% over March 31, 2017. We signed 36 new national account contracts during the first quarter of 2018. Daily sales from our national account customers grew 17.3% in the first quarter of 2018 over the first quarter of 2017.
A lesser contributor to our sales growth in the first quarter of 2018 was higher pricing instituted to mitigate inflation in the marketplace. However, price increases were not a material factor impacting sales growth in the first quarter of 2018, contributing 50-100 basis-points to our sales growth.
Sales by Product Line
The approximate mix of sales from our fastener product line and from our other product lines was as follows for the periods ended March 31:

	Three-month Period
	2018	2017
Fastener product line	35.0%	35.6%
Other product lines	65.0%	64.4%
	100.0%	100.0%
Gross Profit
Our gross profit, as a percentage of net sales, was 48.7% in the first quarter of 2018 and 49.4% in the first quarter of 2017. We believe the decline in gross profit is primarily due to three items. First, relatively slower growth in the first quarter of 2018 in our fastener line (product mix) with relatively faster growth in sales to our largest customers (customer mix) pushed our gross profit margin lower. Fasteners are our largest product line at approximately 35.0% of sales and our highest gross profit margin product line due to the high transaction cost surrounding the sourcing and supply of the product for our customers. Any reduction in the mix of our sales attributable to fasteners may negatively impact gross profit. Larger customers, for which national accounts are a good proxy and whose more focused buying patterns allow us to offer them better pricing, also influence gross profit. Branches typically achieve higher average net sales disproportionately by growth in the non-fastener product lines and with large customers, causing gross profit margin to decline as average net sales grow. From the first quarter of 2017 to the first quarter of 2018, our daily sales of fasteners products grew 11.8% (of which 3.7 percentage points were attributable to Mansco) while our daily sales of non-fastener products grew 14.5%. Second, blending Mansco’s operations with the company's operations had the effect of reducing our gross profit margin in the first quarter of 2018 by 10-20 basis-points. This is because products carried by Mansco tend to carry a lower gross profit margin product mix than products historically carried by the company. Finally, rising costs related to transporting products, particularly shipping fees, driver wages, and fuel, caused our freight expense to rise faster than sales, hurting our gross profit margin. Since we operate our own fleet of trucks for moving product between suppliers, our distribution centers, and our in-market locations, rising transportation costs adversely impact our gross profit margin and have the effect of reducing our gross profit, particularly if we are unable to pass these costs to our customers. While we believe pricing instituted to mitigate the effects of inflation in the marketplace contributed 50-100 basis-points to our sales growth in the first quarter of 2018, pricing increases did not materially impact gross profit margin in the period.
Operating and Administrative Expenses
Our operating and administrative expenses (including a loss (gain) on the sale of property and equipment), as a percentage of net sales, improved to 28.9% in the first quarter of 2018 from 29.2% in the first quarter of 2017.
The growth in employee-related, occupancy-related, and selling transportation expenses (the three largest components of our operating and administrative expenses) compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Three-month Period
		2018
Employee-related expenses	65% to 70%	14.4%
Occupancy-related expenses	15% to 20%	7.7%
Selling transportation expenses	5%	12.3%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. Our employee-related expenses increased in the first quarter of 2018. This was primarily related to: (1) an increase in our full-time equivalent ('FTE') headcount, (2) higher bonuses and commissions due to growth in net sales and net earnings, and (3) the inclusion of Mansco personnel.

The table below summarizes the percentage change in our FTE headcount at the end of the periods presented compared to the end of the prior period:

			Change Since:		Change Since:
	Q1	Q4	Q4	Q1	Q1
	2018	2017	2017	2017	2017
In-market locations	11,878	11,549	2.8%	11,197	6.1%
Total selling (includes in-market locations)	13,595	13,225	2.8%	12,732	6.8%
Distribution	2,598	2,525	2.9%	2,407	7.9%
Manufacturing	637	619	2.9%	590	8.0%
Administrative	1,174	1,150	2.1%	1,027	14.3%
Total	18,004	17,519	2.8%	16,756	7.4%
Occupancy-related expenses include: (1) building rent, depreciation, and utility costs, (2) equipment related to our branches and distribution locations, and (3) industrial vending equipment (we consider the vending equipment, excluding leased locker equipment, to be an extension of our branch operation and classify the depreciation and repair costs as occupancy expense). The increase in occupancy-related expenses in the first quarter of 2018, when compared to the first quarter of 2017, was mainly driven by an increase in expenses related to industrial vending equipment, non-branch occupancy costs, and utility costs.
Our selling transportation expenses consist primarily of expenses for our field-based fleet of vehicles, including the related fuel expense, as most of the distribution fleet costs are included in cost of sales. Selling transportation expenses for the first quarter of 2018 increased when compared to the first quarter of 2017. This was due to an increase in fuel expense due to higher fuel prices and consumption during the period, and our increasing the size of our field-based vehicle fleet which resulted in higher expenses.
Aside from these larger impacts, our operating and administrative expenses were also affected by increases in spending on information technology, and incremental operating expenses, including amortization, related to our acquisition of Mansco.
Net Interest Expense
Our net interest expense was $2.7 in the first quarter of 2018 compared to $1.6 in the first quarter of 2017. This increase was mainly caused by higher average interest rates and a slightly higher average debt balance during the period.
Income Taxes
We recorded income tax expense of $57.6 in the first quarter of 2018, or 24.8% of earnings before income taxes. This tax rate compares to 36.4% in the first quarter of 2017, and reflects the impact of the Tax Act. In January and April of 2018, the IRS issued guidance which provides additional clarification on certain aspects of the transition tax calculation. We applied this guidance for the first quarter of 2018 and recorded a discrete income tax expense item which increased our estimated income tax expense and estimated transition tax liability by approximately $1.4, resulting in a total estimated transition tax liability of approximately $7.9.
Had the same tax policies been in place in the first quarter of 2018 as existed in the first quarter of 2017, we believe our tax rate would have been approximately 36.6%.
Net Earnings
Our net earnings during the first quarter of 2018 were $174.3, an increase of 29.9% when compared to the first quarter of 2017. Our diluted net earnings per share were $0.61 during the first quarter of 2018 compared to $0.46 during the first quarter of 2017.
We believe the lower tax rate resulting from the impact of the Tax Act benefited our basic and diluted earnings per share by approximately $0.10 in the first quarter of 2018.

Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended March 31:

	Three-month Period
	2018	2017
Net cash provided by operating activities	$159.7	210.4
Percentage of net earnings	91.6%	156.8%
Net cash used in investing activities	$28.9	75.1
Net cash used in financing activities	$112.6	114.7
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased in the first quarter of 2018 relative to the first quarter of 2017, primarily due to working capital trends as described further below.
The dollar and percentage change in accounts receivable, net and inventories from March 31, 2017 to March 31, 2018 were as follows:

	March 31:		Twelve-month Dollar Change	Twelve-month Percentage Change
	2018	2017	2018	2018
Accounts receivable, net	$688.6	574.7	$113.8	19.8%
Inventories	1,134.9	1,007.4	127.5	12.7%
Total	$1,823.5	1,582.1	$241.4	15.3%

Net sales in last two months	$791.4	711.7	$79.7	11.2%
Note - Amounts may not foot due to rounding difference.
The growth in our net accounts receivable from March 31, 2017 to March 31, 2018 reflects accelerating growth in sales combined with relatively stronger growth in the first quarter of 2018 of our national accounts and our international business, each of which tend to have longer payment terms than our business as a whole. In any given period and over time, the strong growth of our international business and of our large customer accounts can result in faster growth in receivables relative to net sales growth.
The increase in inventory from March 31, 2017 to March 31, 2018 was primarily to support healthy business activity and sales growth.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased from the first quarter of 2017 to the first quarter of 2018 primarily due to the cash paid for the Mansco acquisition in the first quarter of 2017.
During the the first quarter of 2018, our net capital expenditures were $28.8 (or 16.5% of net earnings), which is an increase of 50.8% from the first quarter of 2017. This increase resulted from higher spending in 2018 to date related to distribution center expansion and equipment, and corporate real estate improvements. Capital expenditures in the first three months of 2018 and 2017 consisted of: (1) the purchase of software and hardware for our information processing systems, (2) the addition of fleet vehicles, (3) the purchase of signage, shelving, and other fixed assets related to branch openings and Onsite activations, (4) the addition of manufacturing and warehouse equipment, including automation systems equipment, (5) the expansion or improvement of certain owned or leased branch properties, and (6) purchases related to industrial vending. Of these factors, items (1), (2), (4), and (5) had the greatest impact on our capital expenditures in the first quarter of 2018. Disposals of property and equipment consisted of the planned disposition of certain pick-up trucks, as well as distribution vehicles and trailers, in the normal course of business.
Cash requirements for capital expenditures were satisfied from cash generated from operations, available cash and cash equivalents, our borrowing capacity, and the proceeds of disposals. Our 2018 net capital expenditures spend expectation remains at approximately $149.0, an increase of $36.5, or 32.4% from 2017. This increase primarily relates to upgrading and adding capacity to our existing hub network and to the purchase of property for potential future expansion.

Net Cash Used in Financing Activities
Net cash used in financing activities in the first quarter of 2018 consisted of the payment of dividends, and payments against debt obligations, which were partially offset by proceeds from the exercise of stock options and proceeds from debt obligations. Net cash used in financing activities in the first quarter of 2017 consisted of payments of dividends and payments against debt obligations, which were partially offset by proceeds from the exercise of stock options and proceeds from debt obligations, including the issuance of a new series of senior unsecured promissory notes under our master note agreement in the aggregate principal amount of $60.0. The notes bear interest at a fixed rate of 3.22% per annum, are due and payable in full on March 1, 2024, and were issued to fund the purchase price of the Mansco acquisition. During the first quarters of 2018 and 2017, we did not purchase any shares of our common stock. We currently have authority to purchase up to 4,400,000 shares of our common stock. An overview of our dividends paid or declared in 2018 and 2017 is contained in Note 4 of the Notes to Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates – A discussion of our critical accounting policies and estimates is contained in our 2017 annual report on Form 10-K.
Recently Issued and Adopted Accounting Pronouncements – A description of recently issued and adopted accounting pronouncements is contained in Note 1 of the Notes to Condensed Consolidated Financial Statements.
Certain Contractual Obligations – A discussion of the nature and amount of certain of our contractual obligations is contained in our 2017 annual report on Form 10-K. That portion of total debt outstanding under our Credit Facility and notes payable classified as long-term, and the maturity of that debt, is described earlier in Note 7 of the Notes to Condensed Consolidated Financial Statements.
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

Non-GAAP Financial Measures -The financial information included in this Form 10-Q reflects the estimated impact of the enactment of the Tax Act. Our income tax expense and our basic and diluted net earnings per share, as a percentage of earnings before income taxes, excluding the impact of the Tax Act, are non-GAAP financial measures. Management believes reporting these measures will help investors understand the effect of tax reform on comparable reported results.
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
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. In the first three months of 2018, we have seen some inflation in overall steel pricing. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.
Commodity energy prices – We have market risk for changes in prices of gasoline, diesel fuel, natural gas, and electricity. Rising costs for these commodities in recent months are creating increases in fuel costs for our hub and field-based vehicles and utility costs for our company-owned locations. We do believe that over time these risks are mitigated in part by our ability to pass freight costs to our customers, the efficiency of our trucking distribution network, and the ability, over time, to manage our occupancy costs related to the heating and cooling of our facilities through better efficiency.
Interest rates - Loans under our Credit Facility bear interest at floating rates tied to LIBOR. As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase in LIBOR in the first three months of 2018 would have resulted in approximately $0.7 of additional interest expense. A description of our Credit Facility is contained in Note 7 of the Notes to Condensed Consolidated Financial Statements.

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
Changes in Internal Control Over Financial Reporting – Beginning January 1, 2018, we implemented ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. Although the adoption of the new revenue standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to revenue. These included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed consolidated financial statements and related disclosures. There was no other change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
A description of our legal proceedings, if any, is contained in Note 8 of the Notes to Condensed Consolidated Financial Statements. The description of legal proceedings, if any, in Note 8 is incorporated herein by reference.

ITEM 1A — RISK FACTORS
The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Item 2 of Part I above and in our most recently filed annual report on Form 10-K under Forward-Looking Statements and Item 1A – Risk Factors. There has been no material change in those risk factors.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the first quarter of 2018:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2018	0	$0.00	0	4,400,000
February 1-28, 2018	0	$0.00	0	4,400,000
March 1-31, 2018	0	$0.00	0	4,400,000
Total	0	$0.00	0	4,400,000

(1)
On July 11, 2017, our board of directors established a new authorization for us to repurchase up to 5,000,000 shares of our common stock. As of March 31, 2018, we had remaining authority to repurchase 4,400,000 shares under this authorization.

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

FASTENAL COMPANY

Date: April 16, 2018	By:	/s/ Holden Lewis
Holden Lewis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 16, 2018	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Controller, Chief Accounting Officer, and
Treasurer (Duly Authorized Officer)