Form 10-Q
period 2018-06-30
FASTENAL CO
filed 2018-07-16
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018, or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class	Outstanding at July 10, 2018
Common Stock, par value $.01 per share	286,948,535

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in millions except share information)

	(Unaudited)
Assets	June 30, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$135.5	116.9
Trade accounts receivable, net of allowance for doubtful accounts of $11.4 and $11.9, respectively	733.7	607.8
Inventories	1,163.4	1,092.9
Other current assets	108.1	118.1
Total current assets	2,140.7	1,935.7

Property and equipment, net	880.1	893.6
Other assets	79.3	81.2

Total assets	$3,100.1	2,910.5

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$2.5	3.0
Accounts payable	172.1	147.5
Accrued expenses	204.4	194.0
Income taxes payable	2.0	6.5
Total current liabilities	381.0	351.0

Long-term debt	422.5	412.0
Deferred income taxes	70.0	50.6

Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 400,000,000 shares authorized, 286,948,535 and 287,591,536 shares issued and outstanding, respectively	2.9	2.9
Additional paid-in capital	0.4	8.5
Retained earnings	2,259.2	2,110.6
Accumulated other comprehensive loss	(35.9)	(25.1)
Total stockholders' equity	2,226.6	2,096.9
Total liabilities and stockholders' equity	$3,100.1	2,910.5
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Amounts in millions except earnings per share)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Net sales	$2,453.7	2,169.2	$1,267.9	1,121.5

Cost of sales	1,258.4	1,092.7	650.2	563.0
Gross profit	1,195.3	1,076.5	617.7	558.5

Operating and administrative expenses	692.0	627.5	349.3	321.6
Gain on sale of property and equipment	(0.2)	(1.0)	(0.6)	(0.6)
Operating income	503.5	450.0	269.0	237.5

Interest income	0.2	0.2	0.1	0.1
Interest expense	(5.9)	(3.9)	(3.2)	(2.2)

Earnings before income taxes	497.8	446.3	265.9	235.4

Income tax expense	112.3	163.2	54.7	86.5

Net earnings	$385.5	283.1	$211.2	148.9

Basic net earnings per share	$1.34	0.98	$0.74	0.52

Diluted net earnings per share	$1.34	0.98	$0.74	0.52

Basic weighted average shares outstanding	287.4	288.9	287.1	288.7

Diluted weighted average shares outstanding	287.6	289.1	287.3	288.8
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Net earnings	$385.5	283.1	$211.2	148.9
Other comprehensive income, net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2018 and 2017)	(10.8)	11.0	(12.8)	8.1
Comprehensive income	$374.7	294.1	$198.4	157.0
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)

	(Unaudited)
	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$385.5	283.1
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisition:
Depreciation of property and equipment	65.5	60.8
Gain on sale of property and equipment	(0.2)	(1.0)
Bad debt expense	2.7	4.0
Deferred income taxes	19.4	0.8
Stock-based compensation	2.5	2.8
Amortization of intangible assets	2.0	1.8
Changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(132.0)	(108.0)
Inventories	(75.0)	(32.1)
Other current assets	10.0	2.5
Accounts payable	24.6	30.0
Accrued expenses	10.4	24.0
Income taxes	(4.5)	24.8
Other	0.7	(0.2)
Net cash provided by operating activities	311.6	293.3

Cash flows from investing activities:
Purchases of property and equipment	(60.6)	(57.4)
Proceeds from sale of property and equipment	6.8	4.6
Cash paid for acquisition	—	(58.7)
Other	(0.1)	1.8
Net cash used in investing activities	(53.9)	(109.7)

Cash flows from financing activities:
Proceeds from debt obligations	415.0	550.0
Payments against debt obligations	(405.0)	(495.0)
Proceeds from exercise of stock options	5.6	3.3
Purchases of common stock	(40.4)	(56.7)
Payments of dividends	(212.7)	(185.1)
Net cash used in financing activities	(237.5)	(183.5)

Effect of exchange rate changes on cash and cash equivalents	(1.6)	2.3

Net increase in cash and cash equivalents	18.6	2.4

Cash and cash equivalents at beginning of period	116.9	112.7
Cash and cash equivalents at end of period	$135.5	115.1

Supplemental disclosure of cash flow information:
Cash paid for interest	$5.9	3.5
Net cash paid for income taxes	$96.8	137.1
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2018 and 2017
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
In March 2018, we adopted FASB ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. GAAP to reflect the Securities and Exchange Commission ('SEC') interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act (the 'Tax Act') was signed into law. Additional information regarding the adoption of this standard is contained in Note 4, 'Income Taxes'.
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
June 30, 2018 and 2017
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
Disaggregation of Revenue
Our revenues related to the following geographic areas were as follows for the periods ended June 30:

	Six-month Period		Three-month Period
	2018	2017	2018	2017
United States	$2,121.1	$1,908.4	$1,092.6	986.1
Canada	151.8	123.3	79.2	63.7
Other foreign countries	180.8	137.5	96.1	71.7
Total revenues	$2,453.7	$2,169.2	$1,267.9	1,121.5

The percentages of our sales by end market were as follows for the periods ended June 30:

	Six-month Period		Three-month Period
	2018	2017	2018	2017
Manufacturing	66.8%	66.5%	66.6%	66.5%
Non-Residential construction	12.9%	13.0%	13.2%	13.0%
Other	20.3%	20.5%	20.2%	20.5%
	100.0%	100.0%	100.0%	100.0%

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2018 and 2017
(Unaudited)

The percentages of our sales by product line were as follows for the periods ended June 30(1):

		Six-month Period		Three-month Period
Type	Introduced	2018	2017	2018	2017
Fasteners(2)	1967	35.2%	35.9%	35.4%	36.1%
Tools	1993	10.0%	10.1%	9.9%	9.9%
Cutting tools	1996	5.7%	5.8%	5.6%	5.8%
Hydraulics & pneumatics	1996	6.9%	6.9%	6.9%	6.8%
Material handling	1996	5.8%	6.0%	5.9%	6.0%
Janitorial supplies	1996	7.5%	7.2%	7.6%	7.2%
Electrical supplies	1997	4.7%	4.9%	4.6%	5.0%
Welding supplies	1997	4.2%	4.2%	4.1%	4.2%
Safety supplies(3)	1999	16.9%	16.0%	16.9%	16.0%
Other		3.1%	3.0%	3.1%	3.0%
		100%	100%	100.0%	100.0%
(1) In 2018, we reclassified certain product category designations and have conformed the prior period percentages to the current year presentation.
(2) Fastener product line represents fasteners and miscellaneous supplies.
(3) The safety supplies product line has expanded as a percentage of sales in the last several years due to our industrial vending program.
(3) Stockholders' Equity
Dividends
On July 10, 2018, our board of directors declared a dividend of $0.40 per share of common stock to be paid in cash on August 22, 2018 to shareholders of record at the close of business on July 25, 2018. Since 2011, we have paid quarterly dividends. Our board of directors intends to continue paying quarterly dividends, provided that any future determination as to payment of dividends will depend on the financial condition and results of operations of the company and such other factors as are deemed relevant by the board of directors.
The following table presents the dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2018	2017
First quarter	$0.37	0.32
Second quarter	0.37	0.32
Third quarter	0.40	0.32
Fourth quarter		0.32
Total	$1.14	1.28

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2018 and 2017
(Unaudited)

Stock Options
The following tables summarize the details of options granted under our stock option plan that were still outstanding as of June 30, 2018, and the assumptions used to value these grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	June 30, 2018
Date of Grant				Options Outstanding	Options Exercisable
January 2, 2018	541,786	$55.00	$54.54	528,250	21,185
January 3, 2017	764,789	$47.00	$46.95	690,762	—
April 19, 2016	845,440	$46.00	$45.74	710,137	—
April 21, 2015	893,220	$42.00	$41.26	640,306	136,150
April 22, 2014	955,000	$56.00	$50.53	539,500	331,250
April 16, 2013	205,000	$54.00	$49.25	98,000	64,257
April 17, 2012	1,235,000	$54.00	$49.01	903,313	790,813
April 19, 2011	410,000	$35.00	$31.78	54,850	42,350
April 20, 2010	530,000	$30.00	$27.13	36,400	36,400
Total	6,380,235			4,201,518	1,422,405

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 2, 2018	2.2%	5.00	2.3%	23.45%	$10.03
January 3, 2017	1.9%	5.00	2.6%	24.49%	$8.40
April 19, 2016	1.3%	5.00	2.6%	26.34%	$8.18
April 21, 2015	1.3%	5.00	2.7%	26.84%	$7.35
April 22, 2014	1.8%	5.00	2.0%	28.55%	$9.57
April 16, 2013	0.7%	5.00	1.6%	37.42%	$12.66
April 17, 2012	0.9%	5.00	1.4%	39.25%	$13.69
April 19, 2011	2.1%	5.00	1.6%	39.33%	$11.20
April 20, 2010	2.6%	5.00	1.5%	39.10%	$8.14
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the six-month periods ended June 30, 2018 and 2017 was $2.5 and $2.8, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of June 30, 2018 was $16.0 and is expected to be recognized over a weighted average period of 4.27 years. Any future changes in estimated forfeitures will impact this amount.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2018 and 2017
(Unaudited)

Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings per share calculation because they were anti-dilutive:

	Six-month Period		Three-month Period
Reconciliation	2018	2017	2018	2017
Basic weighted average shares outstanding	287,391,614	288,948,734	287,140,426	288,655,020
Weighted shares assumed upon exercise of stock options	167,854	150,582	117,061	133,943
Diluted weighted average shares outstanding	287,559,468	289,099,316	287,257,487	288,788,963

	Six-month Period		Three-month Period
Summary of Anti-dilutive Options Excluded	2018	2017	2018	2017
Options to purchase shares of common stock	2,790,630	3,603,850	3,056,822	3,897,177
Weighted average exercise price of options	$52.86	49.81	$52.18	49.18
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
(4) Income Taxes
Fastenal files income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2015 in the case of United States federal examinations, and 2013 in the case of foreign, state, and local examinations. During the first six months of 2018, there were no material changes in unrecognized tax benefits.
On December 22, 2017, the Tax Act was signed into law. The Tax Act made broad and complex changes to the U.S. tax code which include: a lowering of the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, accelerated expensing of qualified capital investments for a specific period, and a transition from a worldwide to a territorial tax system which will require companies to pay a one-time transition tax on certain unrepatriated earnings from foreign subsidiaries.
ASC 740, Income Taxes, requires a company to record the effects of a tax law change in the period of enactment. ASU 2018-05 allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.
We recorded income tax expense of $112.3 in the first six months of 2018, or 22.6% of earnings before income taxes. This amount reflects primarily two items: (1) The Tax Act resulted in a lower tax rate beginning in the first quarter of 2018. This includes the estimated impacts of requiring a current inclusion in U.S. federal income of certain earnings of controlled foreign corporations, allowing a domestic corporation an immediate deduction in the U.S. taxable income for a portion of its foreign derived intangible income, and the base erosion anti-abuse tax. These estimates had an immaterial impact on our effective income tax rate. (2) During the first quarter of 2018, we recorded a discrete income tax expense item which increased our estimated transition tax liability. During the second quarter of 2018, we recorded a discrete income tax benefit item related to the estimated impacts of accelerating depreciation for certain physical assets. These discrete items resulted in approximately $8.4 of income tax benefit during the first half of 2018. We will continue to monitor and evaluate guidance and clarifications from the Internal Revenue Service ('IRS') as it relates to the Tax Act and will refine these estimates as necessary.
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

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2018 and 2017
(Unaudited)

(5) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $86.2. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote other than where we have established an accrual for estimated losses, which is immaterial at June 30, 2018. To the extent our fleet contains vehicles we estimate will settle at a gain, such gains on these vehicles will be recognized when we sell the vehicle.

(6) Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	June 30, 2018	December 31, 2017
Outstanding loans under unsecured revolving credit facility	$290.0	280.0
2.00% Senior unsecured promissory note payable	40.0	40.0
2.45% Senior unsecured promissory note payable	35.0	35.0
3.22% Senior unsecured promissory note payable	60.0	60.0
Total debt	425.0	415.0
Less: Current portion of debt	(2.5)	(3.0)
Long-term debt	$422.5	412.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation	$36.3	36.3
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
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to the London Interbank Offered Rate ('LIBOR') for interest periods of various lengths selected by us, plus 0.95%. Based on the interest periods we have chosen, our weighted per annum interest rate at June 30, 2018 was approximately 3.0%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our usage of the Credit Facility.
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
June 30, 2018 and 2017
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
(7) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2017 annual report on Form 10-K in Note 11 of the Notes to Consolidated Financial Statements. As of June 30, 2018, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.
(8) Subsequent Events
We evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the Notes to Condensed Consolidated Financial Statements, with the exception of the dividend declaration disclosed in Note 3 'Stockholders' Equity'.

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
Executive Overview
Net sales increased $146.4, or 13.1%, in the second quarter of 2018 relative to the second quarter of 2017. Our gross profit as a percentage of net sales declined to 48.7% in the second quarter of 2018 from 49.8% in the second quarter of 2017. Our operating income, as a percentage of net sales, was 21.2% in both the second quarter of 2018 and the second quarter of 2017. Our net earnings during the second quarter of 2018 were $211.2, an increase of 41.9% when compared to the second quarter of 2017. Our diluted net earnings per share were $0.74 during the second quarter of 2018 compared to $0.52 during the second quarter of 2017. Approximately $0.04 of the growth in diluted net earnings per share in the second quarter of 2018 was related to discrete tax events and the lower tax rate that we began to realize in the first quarter of 2018 as a result of the Tax Act generated an additional $0.11 of diluted net earnings per share relative to the second quarter of 2017.
We continue to focus on our growth drivers. During the second quarter of 2018, we signed 43 new national account contracts (defined as new customer accounts with a multi-site contract). Additionally, we signed 81 new Onsite customer locations (defined as dedicated sales and service provided from within, or in close proximity to, the customer's facility) and 5,537 new industrial vending devices in the second quarter of 2018.

The table below summarizes our in-market location employee count and our total employee count at the end of the periods presented, and changes in that count from the end of the prior periods to the end of the most recent period. The final items below summarize our cumulative investments in branch locations, Onsite locations, total in-market locations, and industrial vending devices.

			Change Since:		Change Since:
	Q2 2018	Q4 2017	Q4 2017	Q2 2017	Q2 2017
End of period total in-market locations (1) - employee count	13,688	13,424	2.0%	13,335	2.6%
End of period total employee count	20,855	20,565	1.4%	20,174	3.4%

Number of public branch locations	2,290	2,383	-3.9%	2,451	-6.6%
Number of active Onsite locations	761	605	25.8%	486	56.6%
Number of in-market locations (1)	3,051	2,988	2.1%	2,937	3.9%
Industrial vending devices (installed count) (2)	76,069	71,421	6.5%	66,577	14.3%
Ratio of industrial vending devices to in-market locations	25:1	24:1		23:1
(1) 'In-market locations' is defined as the sum of the total number of public branch locations and the total number of active Onsite locations.
(2) This number represents devices which principally dispense product and produce product revenues, and excludes approximately 15,000 devices which are principally used for the check-in/check-out of equipment.
During the last twelve months, we increased our absolute employee headcount by 353 people in our in-market locations and 681 people in total. The increase is mostly a function of additions we have made to support customer growth in the field as well as investments in our growth drivers.
We opened five branches in the second quarter of 2018 and closed 43 branches. Additionally, one branch was converted from a public branch to a non-public location. Our branch network forms the foundation of our business strategy, and we will continue to open or close branches as is deemed necessary to sustain and improve our network and support our growth drivers.
Results of Operations

The following sets forth condensed consolidated statement of earnings information (as a percentage of net sales) for the periods ended June 30:

	Six-month Period		Three-month Period
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	48.7%	49.6%	48.7%	49.8%
Operating and administrative expenses	28.2%	28.9%	27.6%	28.7%
Gain on sale of property and equipment	0.0%	0.0%	-0.1%	-0.1%
Operating income	20.5%	20.7%	21.2%	21.2%
Net interest expense	-0.2%	-0.2%	-0.2%	-0.2%
Earnings before income taxes	20.3%	20.6%	21.0%	21.0%

Note – Amounts may not foot due to rounding difference.

Net Sales
Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
The table below sets forth net sales and daily sales for the periods ended June 30, and changes in such sales from the prior period to the more recent period:

	Six-month Period		Three-month Period
	2018	2017	2018	2017
Net sales	$2,453.7	2,169.2	$1,267.9	1,121.5
Percentage change	13.1%	8.4%	13.1%	10.6%
Business days	128	128	64	64
Daily sales	$19.2	16.9	$19.8	17.5
Percentage change	13.1%	8.4%	13.1%	10.6%
Daily sales impact of currency fluctuations	0.5%	-0.1%	0.5%	-0.3%
Daily sales impact of acquisition	0.6%	0.7%	0.0%	1.3%
The increase in net sales noted above for 2018 was driven primarily by higher unit sales and, to a lesser degree, higher prices to mitigate marketplace inflation. The increase in net sales noted above for 2017 was driven primarily by higher unit sales. In both periods, the higher unit sales resulted primarily from two sources. The first source is continued strength in underlying market demand. We believe the strength in general business activity is reflected in a number of metrics. For instance, the Purchasing Managers Index, published by the Institute for Supply Chain Management, averaged 59.7 and 58.7 in the first and second quarters of 2018, respectively, and 57.0 and 55.8 in the first and second quarters of 2017, respectively. Readings above 50 are indicative of growing demand, and we believe this favorably influenced our unit sales. Daily sales of fasteners, our most cyclical product line, grew 11.1% in the second quarter of 2018 and grew 11.4% in the first six months of 2018. We also experienced growth in sales to 80 of our top 100 customers in the second quarter of 2018, and 78 of our top 100 customers in the first quarter of 2018, which represents broader growth than in the third and fourth quarters of 2017, when sales to 72 of our top 100 customers grew, or the first and second quarters of 2017, when sales to 64 and 68 of our top 100 customers grew, respectively. As business conditions strengthen, they tend to lift our net sales growth rates as well.
The second source is success within our growth initiatives. We signed 11,216 industrial vending devices during the first six months of 2018, an increase of 8.7% over the first six months of 2017. We signed 5,537 industrial vending devices during the second quarter of 2018, an increase of 13.4% over the second quarter of 2017. In addition to an increase in our installed base, we were also more efficient with the existing base, as indicated by both a modest increase in average sales per device and a reduction in the number of device removals relative to the size of our installed base. Combined sales through our vending devices continued to grow at a strong double-digit pace in the first six months and second quarter of 2018. We signed 181 new Onsite locations during the first six months of 2018 and had 761 active sites on June 30, 2018, an increase of 56.6% over June 30, 2017. We signed 81 new Onsite locations during the second quarter of 2018, an increase of 19.1% over the second quarter of 2017. We signed 79 new national account contracts during the first six months of 2018; 43 of these were signed during the second quarter of 2018. Daily sales from our national account customers grew 18.2% in the first six months of 2018 over the first six months of 2017, and grew 19.1% in the second quarter of 2018 over the second quarter of 2017.
We instituted product price increases at the end of the fourth quarter of 2017 aimed at mitigating the impact of product inflation in the marketplace. These price increases represent a lesser contributor to our sales growth thus far in 2018 relative to the market and growth driver impacts described above. We estimate the contribution in both the first six months and the second quarter of 2018 to have been 50 to 100 basis points. We will continue to evaluate marketplace conditions and implement incremental pricing actions or strategies as the need arises.
Sales by Product Line
The approximate mix of sales from our fastener product line and from our other product lines was as follows for the periods ended June 30:

	Six-month Period		Three-month Period
	2018	2017	2018	2017
Fastener product line	35.2%	35.9%	35.4%	36.1%
Other product lines	64.8%	64.1%	64.6%	63.9%
	100.0%	100.0%	100.0%	100.0%

Gross Profit
Our gross profit, as a percentage of net sales, was 48.7% in the first half of 2018 and 49.6% in the first half of 2017. We believe the decline in gross profit during this period is primarily due to two items. First, relatively slower growth in the first half of 2018 in our fastener line (product mix) with relatively faster growth in sales to our largest customers (customer mix) pushed our gross profit margin lower. Fasteners are our largest product line at approximately 35.2% of sales and our highest gross profit margin product line due to the high transaction cost surrounding the sourcing and supply of the product for our customers. Any reduction in the mix of our sales attributable to fasteners may negatively impact gross profit. Larger customers, for which national accounts are a good proxy and whose more focused buying patterns allow us to offer them better pricing, also influence gross profit. Branches typically achieve higher average net sales disproportionately by growth in the non-fastener product lines and with large customers, causing gross profit margin to decline as average net sales grow. From the first half of 2017 to the first half of 2018, our daily sales of fasteners products grew 11.4% while our daily sales of non-fastener products grew 14.7%. Second, rising costs related to transporting products, particularly shipping fees, driver wages, and fuel, caused our freight expense to rise faster than sales, hurting our gross profit margin. Since we operate our own fleet of trucks for moving product between suppliers, our distribution centers, and our in-market locations, rising transportation costs adversely impact our gross profit margin and have the effect of reducing our gross profit, particularly if we are unable to pass these costs to our customers. While we believe pricing instituted to mitigate the effects of inflation in the marketplace contributed 50 to 100 basis points to our sales growth in the first half of 2018, pricing increases did not materially impact gross profit margin in the period.
In the second quarter of 2018, our gross profit, as a percentage of net sales, declined to 48.7%, or 110 basis points, from 49.8%, in the second quarter of 2017. This is heavily a result of a difficult comparison. We instituted a modest price increase in the second quarter of 2017 ahead of inflationary pressures that we were seeing in our supply chain, which produced an unseasonably strong gross profit margin in the three-month period. As inflation in the marketplace began to move through our income statement, it began to reduce the gross profit margin benefit we saw in the second quarter of 2017. Our gross profit over the period was also adversely affected, although to a lesser extent than in recent quarters, by higher freight expenses and the same elements of product and customer mix that affected the first half of 2018. Relative to the first quarter of 2018, our second quarter of 2018 gross profit was flat. Challenges from product inflation and mix were offset by improvements in our freight management and leverage related to growth.
Operating and Administrative Expenses
Our operating and administrative expenses (including a gain on the sale of property and equipment), as a percentage of net sales, improved to 28.2% in the first half of 2018 from 28.9% in the first half of 2017, and improved to 27.5% in the second quarter of 2018 from 28.6% in the second quarter of 2017. The primary contributors to this improvement in both periods were relatively lower growth in employee-related, occupancy-related, and general corporate expenses.
The growth in employee-related, occupancy-related, and selling transportation expenses (the three largest components of our operating and administrative expenses) compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Six-month Period	Three-month Period
		2018	2018
Employee-related expenses	65% to 70%	12.2%	10.0%
Occupancy-related expenses	15% to 20%	5.3%	3.0%
Selling transportation expenses	5%	14.9%	17.6%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. Our employee-related expenses increased in both periods. This was primarily related to: (1) an increase in our full-time equivalent ('FTE') headcount, (2) inflation in base wages, and (3) higher bonuses and commissions due to growth in net sales and net earnings.

The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior periods:

			Change Since:		Change Since:
	Q2	Q4	Q4	Q2	Q2
	2018	2017	2017	2017	2017
In-market locations	12,214	11,549	5.8%	11,760	3.9%
Total selling (includes in-market locations)	13,926	13,225	5.3%	13,395	4.0%
Distribution	2,672	2,525	5.8%	2,549	4.8%
Manufacturing	652	619	5.3%	600	8.7%
Administrative	1,194	1,150	3.8%	1,068	11.8%
Total	18,444	17,519	5.3%	17,612	4.7%
Occupancy-related expenses include: (1) building rent, depreciation, and utility costs, (2) equipment related to our branches and distribution locations, and (3) industrial vending equipment (we consider the vending equipment, excluding leased locker equipment, to be an extension of our branch operations and classify the depreciation and repair costs as occupancy expense). The increase in occupancy-related expenses in the first half of 2018, when compared to the first half of 2017, was mainly driven by an increase in expenses related to industrial vending equipment, non-branch occupancy costs, and utility costs. The increase in the second quarter of 2018, when compared to the second quarter of 2017, was primarily due to an increase in expenses related to industrial vending equipment which was only partly offset by lower expenses in our branch occupancy costs related to a reduction in our public branch count.
Our selling transportation expenses consist primarily of expenses for our field-based fleet of vehicles, including the related fuel expense, as most of the distribution fleet costs are included in cost of sales. Selling transportation expenses for the first half of 2018 increased when compared to the first half of 2017. This was due to an increase in fuel expense due to higher average fuel prices and consumption during the period, timing associated with vehicle sales, and an increase in the size of our field-based vehicle fleet which resulted in higher expenses. The increase in the second quarter of 2018, when compared to the second quarter of 2017, was driven by higher average fuel prices and consumption during the period, and timing associated with vehicle sales.
Net Interest Expense
Our net interest expense was $5.7 in the first half of 2018 and $3.1 in the second quarter of 2018, compared to $3.7 in the first half of 2017 and $2.1 in the second quarter of 2017. These increases were mainly caused by higher average interest rates and a slightly higher average debt balance during the period.
Income Taxes
We recorded income tax expense of $112.3 in the first half of 2018, or 22.6% of earnings before income taxes, and $54.7 in the second quarter of 2018, or 20.6% of earnings before income taxes. This reflects primarily two items: (1) The estimated impacts of the Tax Act resulted in a lower tax rate beginning in the first quarter of 2018, and (2) the estimated impact of one-time benefits of approximately $8.4 related to our application in the first quarter of 2018 of guideline clarifications issued by the IRS on certain aspects of the transition tax calculation as well as accelerating depreciation for certain physical assets during the second quarter of 2018. We will continue to monitor and evaluate guidance and clarifications from the IRS as it relates to the Tax Act and will refine these estimates as necessary. We continue to believe our ongoing tax rate will be in the 24.5% to 25.0% range.
Net Earnings
Our net earnings during the first half of 2018 were $385.5, an increase of 36.2% when compared to the first half of 2017. Our net earnings during the second quarter of 2018 were $211.2, an increase of 41.9% when compared to the second quarter of 2017. Our diluted net earnings per share were $1.34 during the first half of 2018 compared to $0.98 during the first half of 2017, and $0.74 during the second quarter of 2018 compared to $0.52 during the second quarter of 2017.
We believe the combined effects of discrete tax items and the lower tax rate resulting from the impact of the Tax Act benefited our basic and diluted earnings per share by approximately $0.24 in the first half of 2018, and $0.15 in the second quarter of 2018.

Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended June 30:

	Six-month Period
	2018	2017
Net cash provided by operating activities	$311.6	293.3
Percentage of net earnings	80.8%	103.6%
Net cash used in investing activities	$53.9	109.7
Net cash used in financing activities	$237.5	183.5
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased in the first six months of 2018 relative to the six months of 2017, primarily due to growth in net earnings which was partially offset by working capital trends as described further below.
The dollar and percentage change in accounts receivable, net and inventories from June 30, 2017 to June 30, 2018 were as follows:

	June 30:		Twelve-month Dollar Change	Twelve-month Percentage Change
	2018	2017	2018	2018
Accounts receivable, net	$733.7	613.5	$120.2	19.6%
Inventories	1,163.4	1,044.3	119.1	11.4%
Total	$1,897.1	1,657.8	$239.3	14.4%

Net sales in last two months	$858.6	777.8	$80.8	10.4%
Note - Amounts may not foot due to rounding difference.
The growth in our net accounts receivable from June 30, 2017 to June 30, 2018 reflects accelerating growth in sales combined with relatively stronger growth in the first six months of 2018 of our national accounts and our international business, each of which tend to have longer payment terms than our business as a whole. In any given period and over time, the strong growth of our international business and of our large customer accounts can result in faster growth in receivables relative to net sales growth. Growth in net accounts receivable in the period was also impacted by the timing of these customers' payments.
The increase in inventory from June 30, 2017 to June 30, 2018 was primarily to support healthy business activity and sales growth.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased from the first six months of 2017 to the first six months of 2018 primarily due to the cash paid for the Mansco acquisition in the first quarter of 2017.
During the first six months of 2018, our net capital expenditures were $53.8 (or 14.0% of net earnings), which is an increase of 1.9% from the first six months of 2017. This slight increase resulted from higher spending in 2018 to date related to distribution center expansion and equipment, and corporate real estate improvements. Capital expenditures in the first six months of 2018 and 2017 consisted of: (1) the purchase of software and hardware for our information processing systems, (2) the addition of fleet vehicles, (3) the purchase of signage, shelving, and other fixed assets related to branch openings and Onsite activations, (4) the addition of manufacturing and warehouse property and equipment, including automation systems equipment, (5) the expansion or improvement of certain owned or leased branch properties, and (6) purchases related to industrial vending. Of these factors, items (1), (4), (5), and (6) had the greatest impact on our capital expenditures in the first half of 2018. Disposals of property and equipment consisted of the planned disposition of certain pick-up trucks, as well as distribution vehicles and trailers, in the normal course of business.
Cash requirements for capital expenditures were satisfied from cash generated from operations, available cash and cash equivalents, our borrowing capacity, and the proceeds of disposals. Our strong vending demand has increased our expected capital spending for 2018; we now expect our net spending on property and equipment in 2018 to increase by $9.0 to $158.0. Our new expected spend amount represents an increase of $45.5, or 40.4% from 2017.

Net Cash Used in Financing Activities
Net cash used in financing activities in the first six months of 2018 consisted of payments of dividends, purchases of our common stock, and payments against debt obligations, which were partially offset by proceeds from the exercise of stock options and proceeds from debt obligations. Net cash used in financing activities in the first six months of 2017 consisted of payments of dividends, purchases of our common stock, and payments against debt obligations, which were partially offset by proceeds from the exercise of stock options and proceeds from debt obligations, including the issuance of a new series of senior unsecured promissory notes under our master note agreement in the aggregate principal amount of $60.0. The notes bear interest at a fixed rate of 3.22% per annum, are due and payable in full on March 1, 2024, and were issued to fund the purchase price of the Mansco acquisition. During the first six months of 2018, we purchased 800,000 shares of our common stock at an average price of approximately $50.51 per share. During the first six months of 2017, we purchased 1,300,000 shares of our common stock at an average price of approximately $43.62 per share. We currently have authority to purchase up to 3,600,000 additional shares of our common stock. An overview of our dividends paid or declared in 2018 and 2017 is contained in Note 3 of the Notes to Condensed Consolidated Financial Statements.
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
Certain Risks and Uncertainties – Certain statements contained in this document do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, our strategies, goals, mission and vision, and our expectations related to future capital expenditures and the impact of tax reform. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, weak acceptance or adoption of our vending or Onsite business models, increased competition in industrial vending or Onsite, difficulty in maintaining installation quality as our industrial vending business expands, the leasing to customers of a significant number of additional industrial vending devices, the failure to meet our goals and expectations regarding branch openings, branch closings, or expansion of our industrial vending or Onsite operations, changes in the implementation objectives of our business strategies, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law or the impact of any such changes on future tax rates, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

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
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. In the first six months of 2018, we have seen some inflation in overall steel pricing. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.
Commodity energy prices – We have market risk for changes in prices of gasoline, diesel fuel, natural gas, and electricity. Rising costs for these commodities in recent months are creating increases in fuel costs for our hub and field-based vehicles and utility costs for our in-market locations, distribution centers, and manufacturing facilities. Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. As a result, rising costs for these commodities in recent months are resulting in higher costs for many of these products. We do believe that over time these risks are mitigated in part by our ability to pass freight costs to our customers, the efficiency of our trucking distribution network, and the ability, over time, to manage our occupancy costs related to the heating and cooling of our facilities through better efficiency.
Interest rates - Loans under our Credit Facility bear interest at floating rates tied to LIBOR. As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase in LIBOR in the first six months of 2018 would have resulted in approximately $1.5 of additional interest expense. A description of our Credit Facility is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the second quarter of 2018:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2018	600,000	$50.12	0	3,800,000
May 1-31, 2018	200,000	$51.68	0	3,600,000
June 1-30, 2018	0	$0.00	0	3,600,000
Total	800,000	$50.51	0	3,600,000

(1)
On July 11, 2017, our board of directors established a new authorization for us to repurchase up to 5,000,000 shares of our common stock. As of June 30, 2018, we had remaining authority to repurchase 3,600,000 shares under this authorization.

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

FASTENAL COMPANY

Date: July 16, 2018	By:	/s/ Holden Lewis
Holden Lewis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 16, 2018	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Controller, Chief Accounting Officer, and
Treasurer (Duly Authorized Officer)