Form 10-Q
period 2018-09-30
FASTENAL CO
filed 2018-10-16
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018, or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class	Outstanding at October 9, 2018
Common Stock, par value $.01 per share	287,056,618

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in millions except share information)

	(Unaudited)
Assets	September 30, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$129.7	116.9
Trade accounts receivable, net of allowance for doubtful accounts of $11.7 and $11.9, respectively	772.5	607.8
Inventories	1,194.7	1,092.9
Prepaid income taxes	2.2	—
Other current assets	126.4	118.1
Total current assets	2,225.5	1,935.7

Property and equipment, net	883.8	893.6
Other assets	84.6	81.2

Total assets	$3,193.9	2,910.5

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$2.5	3.0
Accounts payable	186.0	147.5
Accrued expenses	227.6	194.0
Income taxes payable	—	6.5
Total current liabilities	416.1	351.0

Long-term debt	387.5	412.0
Deferred income taxes	74.7	50.6

Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 400,000,000 shares authorized, 287,056,618 and 287,591,536 shares issued and outstanding, respectively	2.9	2.9
Additional paid-in capital	7.4	8.5
Retained earnings	2,342.0	2,110.6
Accumulated other comprehensive loss	(36.7)	(25.1)
Total stockholders' equity	2,315.6	2,096.9
Total liabilities and stockholders' equity	$3,193.9	2,910.5
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Amounts in millions except earnings per share)

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Net sales	$3,733.5	3,302.0	$1,279.8	1,132.8

Cost of sales	1,922.4	1,669.6	664.0	576.9
Gross profit	1,811.1	1,632.4	615.8	555.9

Operating and administrative expenses	1,045.8	955.0	353.8	327.5
Gain on sale of property and equipment	(0.5)	(1.1)	(0.3)	(0.1)
Operating income	765.8	678.5	262.3	228.5

Interest income	0.3	0.3	0.1	0.1
Interest expense	(8.9)	(6.5)	(3.0)	(2.6)

Earnings before income taxes	757.2	672.3	259.4	226.0

Income tax expense	174.1	246.1	61.8	82.9

Net earnings	$583.1	426.2	$197.6	143.1

Basic net earnings per share	$2.03	1.48	$0.69	0.50

Diluted net earnings per share	$2.03	1.48	$0.69	0.50

Basic weighted average shares outstanding	287.3	288.5	287.0	287.5

Diluted weighted average shares outstanding	287.5	288.6	287.3	287.6
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Net earnings	$583.1	426.2	$197.6	143.1
Other comprehensive income, net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2018 and 2017)	(11.6)	19.2	(0.8)	8.2
Comprehensive income	$571.5	445.4	$196.8	151.3
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)

	(Unaudited)
	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$583.1	426.2
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisitions:
Depreciation of property and equipment	99.3	92.3
Gain on sale of property and equipment	(0.5)	(1.1)
Bad debt expense	5.1	6.2
Deferred income taxes	24.1	2.3
Stock-based compensation	3.8	4.0
Amortization of intangible assets	3.0	2.8
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(172.0)	(126.2)
Inventories	(104.9)	(31.2)
Other current assets	(8.3)	(15.2)
Accounts payable	38.5	35.9
Accrued expenses	33.6	42.3
Income taxes	(8.7)	19.5
Other	0.1	(1.9)
Net cash provided by operating activities	496.2	455.9

Cash flows from investing activities:
Purchases of property and equipment	(97.1)	(82.7)
Proceeds from sale of property and equipment	8.3	6.2
Cash paid for acquisitions	(3.7)	(58.7)
Other	(6.4)	(3.0)
Net cash used in investing activities	(98.9)	(138.2)

Cash flows from financing activities:
Proceeds from debt obligations	640.0	805.0
Payments against debt obligations	(665.0)	(750.0)
Proceeds from exercise of stock options	11.3	3.5
Purchases of common stock	(40.4)	(82.6)
Payments of dividends	(327.5)	(277.1)
Net cash used in financing activities	(381.6)	(301.2)

Effect of exchange rate changes on cash and cash equivalents	(2.9)	4.2

Net increase in cash and cash equivalents	12.8	20.7

Cash and cash equivalents at beginning of period	116.9	112.7
Cash and cash equivalents at end of period	$129.7	133.4

Supplemental disclosure of cash flow information:
Cash paid for interest	$8.9	6.1
Net cash paid for income taxes	$158.0	223.8
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2018 and 2017
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, this guidance will apply and we will adopt this ASU beginning on January 1, 2019 and plan to elect the transition option provided under ASU 2018-11. While we are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our leases, we expect the adoption will result in a material increase in the assets and liabilities recorded on our Condensed Consolidated Balance Sheets and additional qualitative and quantitative disclosures.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2018 and 2017
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
Disaggregation of Revenue
Our revenues related to the following geographic areas were as follows for the periods ended September 30:

	Nine-month Period		Three-month Period
	2018	2017	2018	2017
United States	$3,226.0	2,897.4	$1,104.9	989.0
Canada	228.4	190.3	76.6	67.0
Other foreign countries	279.1	214.3	98.3	76.8
Total revenues	$3,733.5	3,302.0	$1,279.8	1,132.8

The percentages of our sales by end market were as follows for the periods ended September 30:

	Nine-month Period		Three-month Period
	2018	2017	2018	2017
Manufacturing	66.7%	66.5%	66.4%	66.5%
Non-Residential construction	13.1%	13.0%	13.4%	13.0%
Other	20.2%	20.5%	20.2%	20.5%
	100.0%	100.0%	100.0%	100.0%

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2018 and 2017
(Unaudited)

The percentages of our sales by product line were as follows for the periods ended September 30(1):

		Nine-month Period		Three-month Period
Type	Introduced	2018	2017	2018	2017
Fasteners(2)	1967	35.1%	35.8%	34.7%	35.6%
Tools	1993	10.1%	10.1%	10.1%	10.3%
Cutting tools	1996	5.7%	5.8%	5.7%	5.8%
Hydraulics & pneumatics	1996	6.9%	6.8%	6.7%	6.7%
Material handling	1996	5.8%	6.0%	5.7%	5.8%
Janitorial supplies	1996	7.6%	7.3%	7.8%	7.4%
Electrical supplies	1997	4.6%	4.9%	4.6%	4.8%
Welding supplies	1997	4.1%	4.2%	4.1%	4.2%
Safety supplies(3)	1999	17.0%	16.1%	17.3%	16.4%
Other		3.1%	3.0%	3.3%	3.0%
		100.0%	100.0%	100.0%	100.0%
(1) In 2018, we reclassified certain product category designations and have conformed the prior period percentages to the current year presentation.
(2) Fastener product line represents fasteners and miscellaneous supplies.
(3) The safety supplies product line has expanded as a percentage of sales in the last several years due to our industrial vending program.
(3) Stockholders' Equity
Dividends
On October 9, 2018, our board of directors declared a dividend of $0.40 per share of common stock to be paid in cash on November 21, 2018 to shareholders of record at the close of business on October 24, 2018. Since 2011, we have paid quarterly dividends. Our board of directors intends to continue paying quarterly dividends, provided that any future determination as to payment of dividends will depend on the financial condition and results of operations of the company and such other factors as are deemed relevant by the board of directors.
The following table presents the dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2018	2017
First quarter	$0.37	0.32
Second quarter	0.37	0.32
Third quarter	0.40	0.32
Fourth quarter	0.40	0.32
Total	$1.54	1.28

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2018 and 2017
(Unaudited)

Stock Options
The following tables summarize the details of options granted under our stock option plan that were still outstanding as of September 30, 2018, and the assumptions used to value these grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	September 30, 2018
Date of Grant				Options Outstanding	Options Exercisable
January 2, 2018	541,786	$55.00	$54.54	525,525	21,185
January 3, 2017	764,789	$47.00	$46.95	683,528	—
April 19, 2016	845,440	$46.00	$45.74	706,116	—
April 21, 2015	893,220	$42.00	$41.26	630,784	130,318
April 22, 2014	955,000	$56.00	$50.53	519,750	314,000
April 16, 2013	205,000	$54.00	$49.25	91,249	57,506
April 17, 2012	1,235,000	$54.00	$49.01	828,750	716,250
April 19, 2011	410,000	$35.00	$31.78	52,850	40,350
April 20, 2010	530,000	$30.00	$27.13	33,150	33,150
Total	6,380,235			4,071,702	1,312,759

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 2, 2018	2.2%	5.00	2.3%	23.45%	$10.03
January 3, 2017	1.9%	5.00	2.6%	24.49%	$8.40
April 19, 2016	1.3%	5.00	2.6%	26.34%	$8.18
April 21, 2015	1.3%	5.00	2.7%	26.84%	$7.35
April 22, 2014	1.8%	5.00	2.0%	28.55%	$9.57
April 16, 2013	0.7%	5.00	1.6%	37.42%	$12.66
April 17, 2012	0.9%	5.00	1.4%	39.25%	$13.69
April 19, 2011	2.1%	5.00	1.6%	39.33%	$11.20
April 20, 2010	2.6%	5.00	1.5%	39.10%	$8.14
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the nine-month periods ended September 30, 2018 and 2017 was $3.8 and $4.0, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of September 30, 2018 was $14.9 and is expected to be recognized over a weighted average period of 4.07 years. Any future changes in estimated forfeitures will impact this amount.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2018 and 2017
(Unaudited)

Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings per share calculation because they were anti-dilutive:

	Nine-month Period		Three-month Period
Reconciliation	2018	2017	2018	2017
Basic weighted average shares outstanding	287,263,379	288,451,470	287,006,910	287,456,943
Weighted shares assumed upon exercise of stock options	195,029	140,104	256,312	121,100
Diluted weighted average shares outstanding	287,458,408	288,591,574	287,263,222	287,578,043

	Nine-month Period		Three-month Period
Summary of Anti-dilutive Options Excluded	2018	2017	2018	2017
Options to purchase shares of common stock	1,597,342	3,881,605	1,534,795	3,848,126
Weighted average exercise price of options	$55.02	49.21	$55.02	49.18
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
(4) Income Taxes
Fastenal files income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2015 in the case of United States federal examinations, and 2013 in the case of foreign, state, and local examinations. During the first nine months of 2018, there were no material changes in unrecognized tax benefits.
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
We recorded income tax expense of $174.1 in the first nine months of 2018, or 23.0% of earnings before income taxes. This amount reflects primarily two items: (1) The Tax Act resulted in a lower tax rate beginning in the first quarter of 2018. This includes the estimated impacts of requiring a current inclusion in U.S. federal income of certain earnings of controlled foreign corporations, allowing a domestic corporation an immediate deduction in the U.S. taxable income for a portion of its foreign derived intangible income, and the base erosion anti-abuse tax. These estimates had an immaterial impact on our effective income tax rate. (2) During 2018, we recorded discrete income tax items to adjust our estimated transition tax liability and to reflect the estimated impacts of accelerating depreciation for certain physical assets. These discrete items resulted in approximately $10.3 of income tax benefit during the first nine months of 2018. We will continue to monitor and evaluate guidance and clarifications from the Internal Revenue Service ('IRS') as it relates to the Tax Act and will refine these estimates as necessary.
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

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2018 and 2017
(Unaudited)

(5) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $83.0. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote other than where we have established an accrual for estimated losses, which is immaterial at September 30, 2018. To the extent our fleet contains vehicles we estimate will settle at a gain, such gains on these vehicles will be recognized when we sell the vehicle.

(6) Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	September 30, 2018	December 31, 2017
Outstanding loans under unsecured revolving credit facility	$255.0	280.0
2.00% Senior unsecured promissory note payable	40.0	40.0
2.45% Senior unsecured promissory note payable	35.0	35.0
3.22% Senior unsecured promissory note payable	60.0	60.0
Total debt	390.0	415.0
Less: Current portion of debt	(2.5)	(3.0)
Long-term debt	$387.5	412.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation	$36.3	36.3
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
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to the London Interbank Offered Rate ('LIBOR') for interest periods of various lengths selected by us, plus 0.95%. Based on the interest periods we have chosen, our weighted per annum interest rate at September 30, 2018 was approximately 3.2%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our usage of the Credit Facility.
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
September 30, 2018 and 2017
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
(7) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2017 annual report on Form 10-K in Note 11 of the Notes to Consolidated Financial Statements. As of September 30, 2018, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.
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
Business
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of over 3,000 in-market locations. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance, repair, and operations (MRO). The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, oil exploration, production, and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our branches and customers are primarily located in North America.
Our motto is Growth through Customer Service®. We are a growth-centric organization focused on identifying 'drivers' that will allow us to get closer to our customers and gain market share in what we believe remains a fragmented industrial distribution market. Our growth drivers have evolved, and can be expected to continue to evolve, over time.
Executive Overview
Net sales increased $147.0, or 13.0%, in the third quarter of 2018 relative to the third quarter of 2017. Our gross profit as a percentage of net sales declined to 48.1% in the third quarter of 2018 from 49.1% in the third quarter of 2017. Our operating income, as a percentage of net sales, improved to 20.5% in the third quarter of 2018 from 20.2% in the third quarter of 2017. Our net earnings during the third quarter of 2018 were $197.6, an increase of 38.1% when compared to the third quarter of 2017. Our diluted net earnings per share were $0.69 during the third quarter of 2018 compared to $0.50 during the third quarter of 2017. Approximately $0.12 of the growth in diluted net earnings per share in the third quarter of 2018 was related to discrete tax events and the lower tax rate that we began to realize in the first quarter of 2018 as a result of the Tax Act.
We continue to focus on our growth drivers. During the third quarter of 2018, we signed 41 new national account contracts (defined as new customer accounts with a multi-site contract). Additionally, we signed 88 new Onsite customer locations (defined as dedicated sales and service provided from within, or in close proximity to, the customer's facility) and 5,877 new industrial vending devices in the third quarter of 2018.
The table below summarizes our total employee headcount, our investments in in-market locations (defined as the sum of the total number of public branch locations and the total number of active Onsite locations), and industrial vending devices at the end of the periods presented and the percentage change compared to the end of the prior periods.

			Change Since:		Change Since:
	Q3 2018	Q4 2017	Q4 2017	Q3 2017	Q3 2017
In-market locations - absolute employee headcount	13,749	13,424	2.4%	13,298	3.4%
Total absolute employee headcount	21,182	20,565	3.0%	20,242	4.6%

Number of public branch locations	2,261	2,383	-5.1%	2,418	-6.5%
Number of active Onsite locations	828	605	36.9%	555	49.2%
Number of in-market locations	3,089	2,988	3.4%	2,973	3.9%
Industrial vending devices (installed count) (1)	78,706	71,421	10.2%	69,058	14.0%
Ratio of industrial vending devices to in-market locations	25:1	24:1		23:1
(1) This number represents devices which principally dispense product and produce product revenues, and excludes approximately 15,000 devices which are principally used for the check-in/check-out of equipment.
During the last twelve months, we increased our absolute employee headcount by 451 people in our in-market locations and 940 people in total. The increase is mostly a function of additions we have made to support customer growth in the field as well as investments in our growth drivers.

We opened three branches in the third quarter of 2018 and closed 30 branches. Additionally, two branches were converted from a public branch to a non-public location. Our in-market network forms the foundation of our business strategy, and we will continue to open or close locations as is deemed necessary to sustain and improve our network and support our growth drivers.
Results of Operations

The following sets forth condensed consolidated statement of earnings information (as a percentage of net sales) for the periods ended September 30:

	Nine-month Period		Three-month Period
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	48.5%	49.4%	48.1%	49.1%
Operating and administrative expenses	28.0%	28.9%	27.6%	28.9%
Gain on sale of property and equipment	0.0%	0.0%	0.0%	0.0%
Operating income	20.5%	20.5%	20.5%	20.2%
Net interest expense	-0.2%	-0.2%	-0.2%	-0.2%
Earnings before income taxes	20.3%	20.4%	20.3%	20.0%

Note – Amounts may not foot due to rounding difference.
Net Sales
Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
The table below sets forth net sales and daily sales for the periods ended September 30, and changes in such sales from the prior period to the more recent period:

	Nine-month Period		Three-month Period
	2018	2017	2018	2017
Net sales	$3,733.5	3,302.0	$1,279.8	1,132.8
Percentage change	13.1%	9.6%	13.0%	11.8%
Business days	191	191	63	63
Daily sales	$19.5	17.3	$20.3	18.0
Percentage change	13.1%	10.1%	13.0%	13.6%
Daily sales impact of currency fluctuations	0.2%	0.0%	-0.4%	0.3%
Daily sales impact of acquisitions	0.4%	0.9%	0.1%	1.3%
The increase in net sales noted above for 2018 was driven primarily by higher unit sales and, to a lesser degree, higher prices. The increase in net sales noted above for 2017 was driven primarily by higher unit sales. In both periods, the higher unit sales resulted primarily from two sources. The first source is continued strength in underlying market demand. We believe the strength in general business activity is reflected in a number of metrics. For instance, the Purchasing Managers Index, published by the Institute for Supply Chain Management, averaged 59.7, 58.7, and 59.7 in the first, second, and third quarters of 2018, respectively, and 57.0, 55.8, and 58.6 in the first, second, and third quarters of 2017, respectively. Readings above 50 are indicative of growing demand, and we believe this favorably influenced our unit sales. Daily sales of fasteners, our most cyclical product line, grew 10.8% in the third quarter of 2018 and grew 11.2% in the first nine months of 2018. We also experienced growth in sales to 78, 80, and 79 of our top 100 customers in the first, second, and third quarters of 2018, respectively, which represents broader growth than in the third and fourth quarters of 2017, when sales to 72 of our top 100 customers grew, or the first and second quarters of 2017, when sales to 64 and 68 of our top 100 customers grew, respectively. As business conditions strengthen, they tend to lift our net sales growth rates as well.
The second source is success within our growth initiatives. We signed 17,093 industrial vending devices during the first nine months of 2018, an increase of 13.3% over the first nine months of 2017. We signed 5,877 industrial vending devices during the third quarter of 2018, an increase of 23.2% over the third quarter of 2017. The increase in our installed base of vending devices was primarily responsible for sustaining strong double-digit revenue growth through these devices in the first nine months and third quarter of 2018. We signed 269 new Onsite locations during the first nine months of 2018 and had 828 active sites on September 30, 2018, an increase of 49.2% over September 30, 2017. We signed 88 new Onsite locations during the third quarter of 2018, an increase of 8.6% over the third quarter of 2017. We signed 120 new national account contracts during the first nine months of 2018; 41 of these were signed during the third quarter of 2018. Daily sales from our national account customers grew 18.2% in the first nine months of 2018 over the first nine months of 2017, and grew 18.0% in the third quarter of 2018 over the third quarter of 2017.
We instituted an initial round of product price increases at the end of the fourth quarter of 2017 followed by a second, more limited, round at the end of the second quarter of 2018. Both actions were aimed at mitigating the impact of product inflation in the marketplace. These price increases represent a lesser contributor to our sales growth thus far in 2018 relative to the market and growth driver impacts described above. We estimate the contribution to sales growth in the first nine months and the third quarter of 2018 to have been 70 to 120 basis points and 120 to 170 basis points, respectively.
On September 24, 2018, the United States levied a third round of tariffs on the import of some products from China, which is an important source of fastener and non-fastener products. The first two rounds targeted $50 billion of Chinese goods and applied a 25% tariff; these rounds had little impact on Fastenal. The third round targeted an additional $200 billion of Chinese goods and applied a 10% tariff that is scheduled to increase to 25% at the start of 2019. This latest round affects a meaningful number of our products and has the potential to increase our costs of procurement, both directly as a result of the tariffs, and indirectly as a result of this action's effect on generalized inflation. We are currently evaluating various options, including alternative sourcing, product substitution, and pricing, as a means of reducing the impact of these tariffs on our operations and customers. We will continue to evaluate marketplace conditions and implement incremental pricing actions or strategies as the need arises.
Sales by Product Line
The approximate mix of sales from our fastener product line and from our other product lines was as follows for the periods ended September 30:

	Nine-month Period		Three-month Period
	2018	2017	2018	2017
Fastener product line	35.1%	35.8%	34.7%	35.6%
Other product lines	64.9%	64.2%	65.3%	64.4%
	100.0%	100.0%	100.0%	100.0%
Gross Profit
Our gross profit, as a percentage of net sales, was 48.5% in the first nine months of 2018 and 49.4% in the first nine months of 2017. We believe the decline in gross profit during this period is primarily due to three items. First, relatively slower growth in the first nine months of 2018 in our fastener line (product mix) with relatively faster growth in sales to our largest customers (customer mix) pushed our gross profit margin lower. Fasteners are our largest product line at approximately 35.1% of sales and our highest gross profit margin product line due to the high transaction cost surrounding the sourcing and supply of the product for our customers. Any reduction in the mix of our sales attributable to fasteners may negatively impact gross profit. Larger customers, for which national accounts are a good proxy and whose more focused buying patterns allow us to offer them better pricing, also influence gross profit. From the first nine months of 2017 to the first nine months of 2018, our daily sales of fasteners products grew 11.2% while our daily sales of non-fastener products grew 14.7%. Second, rising costs related to transporting products, particularly shipping fees, driver wages, and fuel, caused our freight expense to rise faster than sales, hurting our gross profit margin. Since we operate our own fleet of trucks for moving product between suppliers, our distribution centers, and our in-market locations, rising transportation costs adversely impact our gross profit margin and have the effect of reducing our gross profit, particularly if we are unable to pass these costs to our customers. Third, we have experienced inflation that has caused the cost of many of the products we purchase to rise. We have instituted price increases aimed at mitigating the effects of these cost increases, but we believe these actions have lagged in their ability to offset rising costs for our products, particularly fasteners, through the first nine months of 2018.
In the third quarter of 2018, our gross profit, as a percentage of net sales, declined to 48.1%, or 100 basis points, from 49.1%, in the third quarter of 2017. Our gross profit percentage over the period was affected by the same elements of product and customer mix as well as higher freight costs that affected the first nine months of 2018.
Operating and Administrative Expenses
Our operating and administrative expenses (including the gain on sales of property and equipment), as a percentage of net sales, improved to 28.0% in the first nine months of 2018 compared to 28.9% in the first nine months of 2017, and improved to 27.6% in the third quarter of 2018 compared to 28.9% in the third quarter of 2017. The primary contributors to this improvement in both periods were relatively lower growth in employee-related, occupancy-related, and general corporate expenses.

The growth in employee-related, occupancy-related, and selling transportation expenses (the three largest components of our operating and administrative expenses) compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Nine-month Period	Three-month Period
		2018	2018
Employee-related expenses	65% to 70%	11.5%	10.3%
Occupancy-related expenses	15% to 20%	4.3%	2.3%
Selling transportation expenses	5%	13.6%	10.7%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. Our employee-related expenses increased in both periods. This was primarily related to: (1) higher bonuses and commissions due to growth in net sales and net earnings, (2) an increase in our full-time equivalent ('FTE') headcount, and (3) inflation in base wages, although this last factor did moderate relative to prior periods.
The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior periods:

			Change Since:		Change Since:
	Q3	Q4	Q4	Q3	Q3
	2018	2017	2017	2017	2017
In-market locations	11,995	11,549	3.9%	11,480	4.5%
Total selling (includes in-market locations)	13,716	13,225	3.7%	13,118	4.6%
Distribution	2,716	2,525	7.6%	2,502	8.6%
Manufacturing	681	619	10.0%	604	12.7%
Administrative	1,201	1,150	4.4%	1,105	8.7%
Total	18,314	17,519	4.5%	17,329	5.7%
Occupancy-related expenses include: (1) building rent, depreciation, and utility costs, (2) equipment related to our branches and distribution locations, and (3) industrial vending equipment (we consider the vending equipment, excluding leased locker equipment, to be an extension of our branch operations and classify the depreciation and repair costs as occupancy expense). The increase in occupancy-related expenses in the first nine months of 2018, when compared to the first nine months of 2017, was mainly driven by increases in expenses related to industrial vending equipment as well as non-branch occupancy costs. The increase in the third quarter of 2018, when compared to the third quarter of 2017, was primarily due to an increase in expenses related to industrial vending equipment while facility costs were flat.
Our selling transportation expenses consist primarily of expenses for our field-based fleet of vehicles, including the related fuel expense, as most of the distribution fleet costs are included in cost of sales. Selling transportation expenses for the first nine months of 2018 increased when compared to the first nine months of 2017. This was due to an increase in fuel expense due to higher average fuel prices and consumption during the period, timing associated with vehicle sales, and an increase in the size of our field-based vehicle fleet which resulted in higher expenses. The increase in the third quarter of 2018, when compared to the third quarter of 2017, was driven by higher average fuel prices and consumption during the period, and an increase in costs related to a higher total vehicle count.
Net Interest Expense
Our net interest expense was $8.6 in the first nine months of 2018 and $3.0 in the third quarter of 2018, compared to $6.2 in the first nine months of 2017 and $2.5 in the third quarter of 2017. These increases were mainly caused by higher average interest rates during both periods.
Income Taxes
We recorded income tax expense of $174.1 in the first nine months of 2018, or 23.0% of earnings before income taxes. This reflects primarily two items: (1) the estimated impacts of the Tax Act resulted in a lower tax rate beginning in the first quarter of 2018, and (2) the estimated impact of a one-time benefit of approximately $10.3 related to an increase in our transition tax liability which was offset by accelerating depreciation for certain physical assets. These one-time benefits lowered our income tax rate for the first nine months of 2018 by 140 basis points. We recorded income tax expense of $61.8 in the third quarter of 2018, or 23.8% of earnings before income taxes. This was impacted by the same variables that affected our income tax expense and income tax rate in the first nine months of 2018, with the one-time benefit of a slight reduction in our transition tax liability and accelerating depreciation for certain physical assets approximating $1.9. This one-time benefit lowered our income tax rate for the third quarter of 2018 by 80 basis points. We continue to believe our ongoing tax rate will be in the 24.5% to 25.0% range.
We recorded income tax expense of $246.1 in the first nine months of 2017, or 36.6% of earnings before income taxes, and $82.9 in the third quarter of 2017, or 36.7% of earnings before income taxes.
Net Earnings
Our net earnings during the first nine months of 2018 were $583.1, an increase of 36.8% when compared to the first nine months of 2017. Our net earnings during the third quarter of 2018 were $197.6, an increase of 38.1% when compared to the third quarter of 2017. Our diluted net earnings per share were $2.03 during the first nine months of 2018 compared to $1.48 during the first nine months of 2017, and $0.69 during the third quarter of 2018 compared to $0.50 during the third quarter of 2017.
We believe the effect of discrete tax items resulting from the impact of the Tax Act benefited our basic and diluted earnings per share by approximately $0.04 in the first nine months of 2018, and $0.01 in the third quarter of 2018. We believe the effect of the lower tax rate resulting from the impact of the Tax Act benefited our basic and diluted earnings per share by approximately $0.32 in the first nine months of 2018, and $0.11 in the third quarter of 2018. We believe the combined effects of discrete tax items and the lower tax rate resulting from the impact of the Tax Act benefited our basic and diluted earnings per share by approximately $0.36 in the first nine months of 2018, and $0.12 in the third quarter of 2018.
Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended September 30:

	Nine-month Period
	2018	2017
Net cash provided by operating activities	$496.2	455.9
Percentage of net earnings	85.1%	107.0%
Net cash used in investing activities	$98.9	138.2
Net cash used in financing activities	$381.6	301.2
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased in the first nine months of 2018 relative to the first nine months of 2017, primarily due to growth in net earnings which was partially offset by working capital trends as described further below.
The dollar and percentage change in accounts receivable, net and inventories from September 30, 2017 to September 30, 2018 were as follows:

	September 30		Twelve-month Dollar Change	Twelve-month Percentage Change
	2018	2017	2018	2018
Accounts receivable, net	$772.5	632.1	$140.4	22.2%
Inventories	1,194.7	1,047.0	147.7	14.1%
Total	$1,967.2	1,679.1	$288.1	17.2%

Net sales in last two months	$868.2	782.8	$85.4	10.9%
Note - Amounts may not foot due to rounding difference.
The growth in our net accounts receivable from September 30, 2017 to September 30, 2018 reflects sustained strong growth in sales combined with relatively stronger growth in the first nine months of 2018 of our national accounts and our international business, each of which tend to have longer payment terms than our business as a whole. In any given period and over time, the strong growth of our international business and of our large customer accounts can result in faster growth in receivables relative to net sales growth. Growth in net accounts receivable in the period was also impacted by the timing of these customers' payments.

The increase in inventory from September 30, 2017 to September 30, 2018 was primarily to support healthy business activity and sales growth, including a large increase in the number of installed vending devices and active Onsite locations. The acceleration in growth in the third quarter of 2018 relative to the first and second quarters of 2018 also reflects an increasing impact of inflation in our inventory balances.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased from the first nine months of 2017 to the first nine months of 2018. The first quarter of 2017 included cash paid for the acquisition of Mansco. There was no comparable use of investment funds in the first nine months of 2018.
During the first nine months of 2018, our net capital expenditures were $88.8 (or 15.2% of net earnings), which is an increase of 16.1% from the first nine months of 2017. This increase resulted from higher spending during the first nine months of 2018 related to distribution center expansion and equipment, and corporate real estate improvements. Capital expenditures in the first nine months of 2018 and 2017 consisted of: (1) the purchase of software and hardware for our information processing systems, (2) the addition of fleet vehicles, (3) the purchase of signage, shelving, and other fixed assets related to branch openings and Onsite activations, (4) the addition of manufacturing and warehouse property and equipment, including automation systems equipment, (5) the expansion or improvement of certain owned or leased branch properties, and (6) purchases related to industrial vending. Of these factors, items (1), (4), (5), and (6) had the greatest impact on our capital expenditures in the first nine months of 2018. Disposals of property and equipment consisted of the planned disposition of certain pick-up trucks, as well as distribution vehicles and trailers, in the normal course of business.
Cash requirements for capital expenditures were satisfied from cash generated from operations, available cash and cash equivalents, our borrowing capacity, and the proceeds of disposals. We are reducing our anticipated net spending on property and equipment for 2018 to $152.0 from $158.0 to reflect year-to-date spending levels, the timing of expenditures for distribution center equipment, and slightly higher proceeds from sales of property and equipment. Our new expected net spend amount for property and equipment represents an increase of $39.5, or 35.1%, from 2017.
Net Cash Used in Financing Activities
Net cash used in financing activities in the first nine months of 2018 consisted of payments of dividends, purchases of our common stock, and payments against debt obligations, which were partially offset by proceeds from the exercise of stock options and proceeds from debt obligations. Net cash used in financing activities in the first nine months of 2017 consisted of payments of dividends, purchases of our common stock, and payments against debt obligations, which were partially offset by proceeds from the exercise of stock options and proceeds from debt obligations, including the issuance of a new series of senior unsecured promissory notes under our master note agreement in the aggregate principal amount of $60.0. The notes bear interest at a fixed rate of 3.22% per annum, are due and payable in full on March 1, 2024, and were issued to fund the purchase price of the Mansco acquisition. During the first nine months of 2018, we purchased 800,000 shares of our common stock at an average price of approximately $50.51 per share. During the first nine months of 2017, we purchased 1,900,000 shares of our common stock at an average price of approximately $43.43 per share. We currently have authority to purchase up to 3,600,000 additional shares of our common stock. An overview of our dividends paid or declared in 2018 and 2017 is contained in Note 3 of the Notes to Condensed Consolidated Financial Statements.
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
Certain Risks and Uncertainties – Certain statements contained in this document do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, our strategies, goals, mission and vision, and our expectations related to future capital expenditures and the impact of tax reform. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, weak acceptance or adoption of our vending or Onsite business models, increased competition in industrial vending or Onsite, difficulty in maintaining installation quality as our industrial vending business expands, the leasing to customers of a significant number of additional industrial vending devices, the failure to meet our goals and expectations regarding branch openings, branch closings, or expansion of our industrial vending or Onsite operations, changes in the implementation objectives of our business strategies, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law or the impact of any such changes on future tax rates, changes in tariffs or the impact of any such changes on our financial results, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.
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
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. In the first nine months of 2018, we have seen inflation in overall steel pricing. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.
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
Interest rates - Loans under our Credit Facility bear interest at floating rates tied to LIBOR. As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase in LIBOR in the first nine months of 2018 would have resulted in approximately $2.2 of additional interest expense. A description of our Credit Facility is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the third quarter of 2018:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2018	0	$0.00	0	3,600,000
August 1-31, 2018	0	$0.00	0	3,600,000
September 1-30, 2018	0	$0.00	0	3,600,000
Total	0	$0.00	0	3,600,000

(1)
On July 11, 2017, our board of directors established a new authorization for us to repurchase up to 5,000,000 shares of our common stock. As of September 30, 2018, we had remaining authority to repurchase 3,600,000 shares under this authorization.

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

FASTENAL COMPANY

Date: October 16, 2018	By:	/s/ Holden Lewis
Holden Lewis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 16, 2018	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Controller, Chief Accounting Officer, and
Treasurer (Duly Authorized Officer)