Form 10-K
period 2018-12-31
FASTENAL CO
filed 2019-02-06
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________
FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was $13,762,835,828, based on the closing sale price of the Common Stock on that date. For purposes of determining this number, all executive officers and directors of the registrant as of June 30, 2018 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of January 18, 2019, the registrant had 285,931,529 shares of Common Stock issued and outstanding.

FASTENAL COMPANY
ANNUAL REPORT ON FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the annual meeting of shareholders to be held Tuesday, April 23, 2019 ('Proxy Statement') are incorporated by reference in Part III. Portions of our 2018 Annual Report to Shareholders are incorporated by reference in Part II.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K, or in other reports of the company and other written and oral statements made from time to time by the company, do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, our strategies, goals, mission and vision, and our expectations related to the impact of tax reform. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in trade policies or tariffs, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, increased competition in industrial vending or Onsite, difficulty in maintaining installation quality as our industrial vending business expands, the leasing to customers of a significant number of additional industrial vending devices, the failure to meet our goals and expectations regarding branch openings, branch closings, or expansion of our industrial vending or Onsite operations, changes in the implementation objectives of our business strategies, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law or the impact of any such changes on future tax rates, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, and other risks and uncertainties detailed in this Form 10-K under the heading 'Item 1A. Risk Factors'. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

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
Note – Information in this section is as of year end unless otherwise noted. The year end is December 31, 2018 unless additional years are included or noted.
Overview
Fastenal Company (together with our subsidiaries, hereinafter referred to as 'Fastenal' or the company or by terms such as we, our, or us) began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. We opened our first branch in 1967 in Winona, Minnesota, a city with a population today of approximately 27,000. We began with a marketing strategy of supplying threaded fasteners to customers in small, medium-sized, and, in subsequent years, large cities. Over time, that mandate has expanded to a broader range of industrial and construction supplies spanning more than nine major product lines (described later in this document). The large majority of our transactions are business-to-business, though we also have some walk-in retail business. At the end of 2018, we had 3,121 in-market locations (defined in the table below) in 26 countries supported by 14 distribution centers in North America (11 in the United States, two in Canada, and one in Mexico), and we employed 21,644 people. We believe our success can be attributed to the high quality of our employees and their convenient proximity to our customers, and our ability to offer customers a full range of products and services to reduce their total cost of procurement.
The following table shows our consolidated net sales for each fiscal year as well as the number of public branches, Onsite locations, and total in-market locations at the end of each of the last ten years:

	2018	2017	2016	2015	2014	2013	2012	2011	2010	2009
Net sales	$4,965.1	4,390.5	3,962.0	3,869.2	3,733.5	3,326.1	3,133.6	2,766.9	2,269.5	1,930.3
Public branches	2,227	2,383	2,503	2,622	2,637	2,687	2,652	2,585	2,490	2,369
Onsite locations(1)	894	605	401	264	214
Total in-market locations(2)	3,121	2,988	2,904	2,886	2,851	2,687	2,652	2,585	2,490	2,369
(1) Onsite location information prior to 2014 is intentionally omitted. While such locations have existed since 1992, we did not specifically track their number until we identified our Onsite program as a growth driver in 2014.
(2) 'In-market locations' is defined as the sum of the total number of public branches and the total number of Onsite locations.
One of Fastenal's guiding principles since inception is that we can improve our service by getting closer to the customer. Through much of our history, this was achieved by opening branches, and today we believe there are few companies that offer our North American branch coverage. In 2018, roughly 54% of our sales and 52% of our branches were in major Metropolitan Statistical Areas ('MSAs'; populations greater than 500,000 people), while 19% of our sales and 16% of our branches were in small MSAs (populations under 500,000 people), and 27% of our sales and 32% of our branches were not in a MSA. In our view, this has proved to be an efficient means of providing customers with a broad range of products and services on a timely basis. These branches have represented, and continue to represent, the foundation of our service approach. However, we are constantly evaluating the efficacy of our branch network, and in recent years, we have developed additional models that get us still closer to the customer, including vending, bin stocks, and Onsite locations.
We currently have several versions of selling locations: (1) a 'traditional (or public) branch' services a wide variety of customers and stocks a wide selection of products we offer, (2) an 'overseas branch' focuses on manufacturing customers and our fastener product line and is the format we typically deploy outside the United States and Canada, (3) a 'strategic account branch' is a unique location that sells to multiple large accounts in a market, (4) a 'strategic account site' is similar to a strategic account branch, but typically operates out of an existing branch rather than from a unique location, and (5) an 'Onsite location' provides dedicated sales and service from within, or in close proximity to, the customer's facility.
Traditional, overseas, and strategic account branches sell to multiple customers, and together comprise our total branch count. Our strategic account sites are considered an extension of the branch from which it operates, and are not included separately in our total branch counts. Onsite locations, which serve a single customer, are similarly not included in our total branch counts. However, outside of the fact that they serve a single customer, we believe the function and operation of an Onsite location is similar to that of a branch. This model also represents a meaningful portion of the company's total revenue, and we expect that share to grow materially over time. As a result, we refer to our network in terms of in-market locations, which includes our total branches and Onsite locations, and we refer to strategic account sites as non-in-market locations.
Branch locations are selected primarily based on their proximity to our distribution network, population statistics, and employment data for manufacturing and non-residential construction companies. We stock all branches with inventory drawn from all of our product lines, and over time, where appropriate, our district and branch personnel may tailor the inventory offering to the needs of the local customer base. Since Fastenal's founding and through 2013, branch openings were a primary growth driver for the company, and we experienced net openings each year over that time span. We have long maintained that marketplace demographics could support a North American network of 3,500 traditional branches. However, since establishing this figure, new growth drivers and business models (Onsite, vending, digital solutions) have emerged and diminished the direct role of traditional branch openings in our growth. It is now unlikely that we will operate the total traditional branch locations we previously believed would be the potential of North America. We will continue to open traditional branches as the company sees fit. However, in each year since 2013, the company has experienced a net decline in its total branch count including net declines of 156 branches in 2018, 120 branches in 2017, and 119 branches in 2016.
We first went international when we opened a branch in Canada in 1994. Since then, we have continued to expand our global footprint and at the end of 2018, we operated in 25 countries outside of the United States. Canada and Mexico are the largest of these, representing approximately 11% of total sales collectively, and we also operate in Europe, Asia, Southeast Asia, and Central and South America. This remaining international business is approximately 3% of total sales. Our go-to-market strategy in countries outside of North America, focuses primarily on servicing large, national account customers. From a product perspective, these customers are more heavily oriented toward planned fastener spend. Though in recent years the international business has been growing faster than the U.S. business, we are not as well recognized in many of our foreign locations as we are in the U.S. and, to a lesser extent, Canada. However, our ability to provide a consistent service model, including vending, bin stocks, and Onsites, on a global basis is attractive to our foreign customer base, much of which are the foreign operations of U.S.-based companies. Our international subsidiaries now have over 450 in-market locations, including over 150 Onsite locations, have over 9,600 vending devices installed, and employ over 3,300 people from around the world.
The following table provides a summary of the traditional, overseas, and strategic account branch locations we operated at the end of each year, as well as the openings, closings, and conversions during each year:

	North America					Outside North America
	United States	Canada	Mexico	Puerto Rico and Dominican Republic	Subtotal	Central & South America (1)	Asia (2)	Southeast Asia (3)	Europe (4)	Africa (5)	Total
Total as of December 31, 2016	2,194	198	52	8	2,452	8	10	7	24	2	2,503
Opened branches	5	3	2	—	10	1	—	—	7	—	18
Closed branches	(118)	(6)	(1)	—	(125)	(2)	(2)	—	(1)	—	(130)
Converted branches(6)	(5)	—	—	—	(5)	(1)	(1)	—	(1)	—	(8)
Total as of December 31, 2017	2,076	195	53	8	2,332	6	7	7	29	2	2,383
Opened branches	2	1	—	—	3	—	—	—	8	—	11
Closed branches	(145)	(10)	—	—	(155)	—	—	—	—	(2)	(157)
Converted branches(6)	(9)	—	(1)	—	(10)	—	—	—	—	—	(10)
Total as of December 31, 2018	1,924	186	52	8	2,170	6	7	7	37	—	2,227
(1) Panama, Brazil, Colombia, and Chile
(2) China
(3) Singapore, Malaysia, and Thailand
(4) The Netherlands, Hungary, United Kingdom, Germany, Czech Republic, Italy, Romania, Sweden, Poland, Austria, Ireland, Spain, and France
(5) South Africa
(6) Converted locations are sites converted from traditional branches to Onsite locations or non-in-market locations, net of sites converted from non-in-market locations or Onsite locations to traditional branches.
Onsite locations may influence the trend in total branch count over time. The Onsite concept is not new, in that we entered into the first such arrangement in 1992. However, we identified it as a growth driver in 2014 and have made substantial investments toward accelerating its traction in the marketplace since 2015. In this model, we service a customer from a location that is physically within the customer's facility (or, in some cases, at a strategically placed off-site location), with inventory that is specific to the customer's needs. In many cases, we are shifting revenue with the customer from an existing branch. The model is best suited to larger companies, though we believe we can provide a higher degree of service at a lower level of revenue than most of our competitors. It has been our experience that gross profit percentages at Onsite locations tend to be lower than at branches, but we gain significant revenue with the customer and our cost to serve is materially lower. We have identified over 15,000 customer locations with potential to implement the Onsite service model. These include customers with which we have an existing national account relationship today, as well as potential customers we are aware of due to our local market presence. We expect revenues from Onsite arrangements to increase meaningfully over time. We experienced net increases of 289, 204, and 137 Onsite locations in 2018, 2017, and 2016, respectively. We had 894 Onsite locations as of December 31, 2018, and anticipate signing 375 to 400 new Onsite locations in 2019.
The following table provides a summary of the new Onsite customer locations signed and the total Onsite locations we operated at the end of each year, as well as the Onsite openings and closings during each year:

	New Onsite Customer Locations Signed	Total Active Onsite Locations
Total as of December 31, 2016	176	401
Opened Onsite locations		218
Closed Onsite locations		(14)
Total as of December 31, 2017	270	605
Opened Onsite locations		318
Closed Onsite locations		(29)
Total as of December 31, 2018	336	894
In 1995, we developed a national accounts program aimed at making our products and services more competitive with customers that operate multiple facilities. These customers tend to have more complex supply chains and structures for managing the original equipment manufacturing (OEM) and maintenance, repair, and operations (MRO) products we provide while at the same time, by virtue of their size and opportunity, have more negotiating power. We believe our local presence as part of a national, and increasingly international, footprint, our ability to provide a consistent level of high-touch service and broad product availability, and our ancillary capabilities around manufacturing, quality control, and product knowledge, are attractive to these larger customers. We believe our advantage with these customers has only been strengthened as we have added other channels, such as industrial vending, Onsite, Fastenal Managed Inventory ('FMI®'), digital solutions, and resources to serve these customers' unique demands. As a result, in 2018, national accounts represented 51.2% of our net sales, compared to 48.7% and 47.4% in 2017 and 2016, respectively. We believe we will continue to perform well with these customers.
We introduced industrial vending in 2008. Vending provides our customers the benefits of reduced consumption, reduced purchase orders, reduced product handling, and 24-hour product availability, and we believe our company has a market advantage by virtue of our extensive in-market network. For these reasons, the initiative began to gain significant traction in 2011 and we finished 2018 with over 96,000 devices in the field (81,000 generating product revenue and 15,000 in a locker lease program). Our discussion generally focuses on the 81,000 product revenue devices. We believe vending has proven its effectiveness in strengthening our relationships with customers and helped to streamline the supply chain where it has been utilized. We also believe there remains considerable room to grow our current installed base before it begins to approach the number of units we believe the market can support. We estimate the market could support as many as 1.7 million industrial vending devices, and as a result we anticipate continued growth in installed devices over time. We anticipate signing 23,000 to 25,000 new devices in 2019.
Our industrial vending portfolio consists of 23 different vending devices, with 15 of these being in either a helix or locker format. Our most utilized models include the helix-based FAST 5000, which is approximately 40% of our installed base of devices, and our 12- and 18-door lockers, which combined are approximately 35% of our installed base of devices. The lockers are available in multiple configurations and the helix format is configurable to accommodate the various sizes and forms of products that will be dispensed to match the unique needs of our customer. Target monthly revenues per device typically range from under $1,000 to in excess of $3,000, depending on the type of device and products dispensed. The following two tables provide two views of our data: (1) actual device count regardless of the type of device and (2) 'machine equivalent' count based on the weighted target monthly revenue of each device (compared to the FAST 5000 device, which has a $2,000 monthly revenue target). For example, the 12-door locker, with target monthly revenue of $750, would be counted as '0.375 machine equivalent' (0.375 = $750/$2,000).

The industrial vending (product revenue devices) information related to contracts signed during each period was as follows:

		Q1	Q2	Q3	Q4	Annual
Device count signed during the period	2018	5,679	5,537	5,877	4,980	22,073
	2017	5,437	4,881	4,771	4,266	19,355
	2016	4,647	4,869	4,783	3,760	18,059

'Machine equivalent' count signed during the period	2018	5,271	5,250	5,251	4,610	20,382
	2017	4,476	4,032	4,010	3,640	16,158
	2016	3,696	3,941	3,520	2,951	14,108
The industrial vending (product revenue devices) information related to installed devices at the end of each period was as follows:

		Q1	Q2	Q3	Q4
Device count installed at the end of the period	2018	73,561	76,069	78,706	81,137
	2017	64,430	66,577	69,058	71,421
	2016	56,889	58,346	60,400	62,822

'Machine equivalent' count installed at the end of the period	2018	58,571	61,405	64,205	66,784
	2017	49,921	51,950	54,215	56,436
	2016	43,329	44,707	46,399	48,399
In addition to industrial vending noted above, which primarily relates to our non-fastener business, we also provide Fastenal Managed Inventory ('FMI') programs, (also known as 'keep fill' or 'bin stock' programs in the industry) to numerous customers. This business relates to both our maintenance customers (MRO fasteners and non-fasteners) and original equipment manufacturers (OEM fasteners). FMI is like our industrial vending business in that it involves moving product closer to the point of customer use within their facilities. However, the device is typically an open bin which is clustered with other bins in a racking system, each of which holds OEM fasteners, MRO fasteners, and/or non-fastener products that are consumed in the customer's operations. These bins utilize a variety of technologies. For instance, some bins are set up with the latest scanning technologies to determine when product is at a minimum desired level and requires refill, while others utilize scales to measure the volume of a bin's content by its weight. We believe our fully integrated distribution network allows us to manage the supply chain for all sizes of customers. FMI programs tend to generate a higher frequency of business transactions and, coupled with our fully integrated distribution network that allows us to manage these programs for all sizes of customers, foster a strong relationship with customers, as we are often their preferred supplier.
We also invest in digital solutions that aim to deliver strategic value for our customers, leverage local inventory for same-day solutions, and provide efficient service. These solutions take many forms. For instance, the above noted technologies (vending and FMI), provide locational data that we can utilize to provide strategic value to our customers. An example of this is FAST 360, which surfaces data around our managed services, providing our customers with one central source of information as we manage their OEM and MRO products. We also provide eProcurement Solutions (Electronic Data Interface, or 'EDI' and 'punchouts'). These provide system-to-system exchange of documents (such as purchase orders, advance shipping notices, and invoices for direct and indirect spend) through a direct integration into our customer's Enterprise Resource Planning (ERP) systems or through a third party procurement network or marketplace. This creates an efficient, accurate, and streamlined procure-to-pay process. We also have an e-commerce offering that allows us to provide same-day solutions for online orders. We believe our integrated physical and virtual model, when paired with our national (and increasingly international) scope, represents a unique capability in industrial distribution when compared to e-commerce as an independent sales channel. One of our web solutions, Fastenal EXPRESS, guides our customers to products that are locally stocked, capitalizing on our existing location footprint, in order to provide same-day service for online orders. This positions us to outperform what is more typically a 24 to 48 hour fulfillment expectation for MRO and unplanned transactions. We expect to continue to build out and develop our digital solutions over time.
We believe our current growth drivers – Onsite locations, national accounts, industrial vending, FMI, and digital solutions – represent alternative means to address the requirements of certain customer groups. They get us closer to the customer and to where the product is actually consumed. This is consistent with our strategy and offers significant value by providing differentiated and 'sticky' service. Combined with ongoing strategic investments in end market initiatives (such as our Customer Service Project ('CSP') initiatives which expand inventory placement at our branches to enhance same-day capabilities) as well as selling (in-market and otherwise) and non-selling (engineering, product specialists, manufacturing, etc.) employees, we offer a range of capabilities that is difficult for large and small competitors to replicate.
We remain committed to a large, robust service network, including traditional branches; it remains the indispensable foundation of our business. In any given year, it is difficult to predict whether our total branch count will rise or fall. However, with the growth we anticipate in Onsite locations, we believe our total in-market locations will increase over time.
It has been our experience that our profitability is affected by the average revenue produced by each branch. While certain costs related to growth at a branch are at least partly variable, such as employee-related expenses, others, like rent and utility costs, tend to be fixed. As a result, it has been shown that as a branch increases its sales base over time it typically will achieve a higher operating profit margin. This ability to increase our average revenue per branch is influenced by: (1) general growth based on end market expansion and/or market share gains, (2) the age of the branch base (new branches tend to be less profitable due to start-up costs and the time necessary to generate a customer base; however, when these new branches mature and increase their sales base, their profitability similarly increases), and (3) rationalization actions – in the past several years the company has seen a net decline in its branch base. There are many reasons why local or regional management might decide to close a branch. Key customers may have migrated to a different part of the market or transitioned to our Onsite model, factories may have closed, or our own supply chain capabilities in a market may have evolved to allow us to service some areas with fewer traditional branches. In the short term, the Onsite program can hurt the profitability of our existing branch network as it can pull established revenue away from an existing branch.
We operate 11 regional distribution centers in the United States – Minnesota, Indiana, Ohio, Pennsylvania, Texas, Georgia, Washington, California, Utah, North Carolina, and Kansas – and three outside the United States – Ontario, Canada; Alberta, Canada; and Nuevo Leon, Mexico. These 14 distribution centers give us approximately 3.9 million square feet of distribution capacity. These distribution centers are located so as to permit deliveries of two to five times per week to our in-market locations using our trucks and overnight delivery by surface common carrier, with approximately 84% of our North American in-market locations receiving service four to five times per week. The distribution center in Indiana also serves as a 'master' hub, with those in California, North Carolina, and Kansas serving as 'secondary' hubs to support the needs of the in-market locations in their geographic regions as well as provide a broader selection of products for the in-market locations serviced by the other distribution centers.
We currently operate our Minnesota, Indiana, Ohio, Pennsylvania, Texas, Georgia, California, North Carolina, Kansas, and Ontario, Canada distribution centers with automated storage and retrieval systems (ASRS). These ten distribution centers operate with greater speed and efficiency, and currently handle approximately 94% of our picking activity. The Indiana facility also contains our centralized replenishment facility for a portion of our industrial vending business. This operation is also highly automated. Construction of a new distribution center in Washington, which will include ASRS technology, began in 2018, and we expect this project to be completed in the fourth quarter of 2019. Construction of a new distribution center in Mississippi also began in 2018, and we expect this project to be completed in the third quarter of 2019. We would expect to add and/or expand new distribution centers over time as our scale and the number of our in-market locations increases.
Our information systems department develops, implements, and maintains the computer based technology used to support business functions within Fastenal. Corporate, digital, distribution center, and vending systems are primarily supported from central locations, while each selling location uses a locally installed Point-Of-Sale (POS) system. The systems consist of both customized, purchased, and licensed software. A dedicated Wide Area Network (WAN) is used to provide connectivity between systems and authorized users.
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
Products
Fastenal was founded as a distributor of fasteners and related industrial and construction supplies. This includes threaded fasteners, which represent approximately 84% of total fastener sales and includes bolts, nuts, screws, studs, and related washers, as well as miscellaneous supplies and hardware, such as pins, machinery keys, concrete anchors, metal framing systems, wire rope, strut, rivets, and related accessories. Our fastener product line, which is primarily sold under the Fastenal product name, represented 34.9%, 35.6%, and 36.6% of our consolidated net sales in 2018, 2017, and 2016, respectively. Of this, threaded fasteners represented approximately 29%, 30%, and 33% of our consolidated net sales in 2018, 2017, and 2016, respectively.
Fastener distribution is complex. In most cases, the product has low per unit value but high per unit weight. This presents challenges in moving product from suppliers, most of whom are outside of North America, to our distribution centers, as well as from our distribution centers to our branch, Onsite, and customer locations. At the same time, fasteners are ubiquitous in manufactured products, construction projects, and maintenance and repair while at the same time exhibiting great geometric variability based on use and application. In many cases, a fastener is a critical part in machine uptime and/or effective use. These features have greatly influenced our logistical development, training and educational programs, support capabilities, and inventory decisions, which we believe would be difficult for competitors to replicate.
In 1993, we began to aggressively add additional product lines, and these represented 65.1%, 64.4%, and 63.4% of our consolidated sales in 2018, 2017, and 2016, respectively. These products, which we refer to as non-fastener product lines, tend to move through the same distribution channel, get used by the same customers, and utilize the same logistical capabilities as the original fastener product line. This logic is as true today as it was when we first began to diversify our product offering. However, over time, the supply chain for these product lines has evolved in ways independent of the fastener line. For instance, non-fastener product lines benefit disproportionately from our development of industrial vending.
The most significant category of non-fastener products is our safety supplies product line, which accounted for 17.2%, 16.3%, and 16.0% of our consolidated sales in 2018, 2017, and 2016, respectively. This product line has enjoyed dramatic sales growth in the last ten years (nearly tripling as a percentage of sales over that ten-year time frame). This is directly related to our success in industrial vending. Our tools product line now accounts for 10% of consolidated net sales, representing 10.0%, 10.1%, and 9.9% in 2018, 2017, and 2016, respectively. Also, in the last several years we added 'private label' brands (often referred to as 'Fastenal brands') to our offering, and these represented approximately 13%, 12%, and 12% of our consolidated net sales in 2018, 2017, and 2016, respectively.
We plan to continue to add other product lines in the future.
Detailed information about our sales by product line is provided in Note 2 of the Notes to Consolidated Financial Statements included later in this Form 10-K. Each product line may contain multiple product categories.
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
Inventory held at our selling locations, close to customers and available on a same-day basis, accounted for approximately 61%, 65%, and 64% of our total inventory at the end of 2018, 2017, and 2016, respectively. Inventory held at our distribution centers and manufacturing locations accounted for approximately 39%, 35%, and 36% of our total inventory at the end of 2018, 2017, and 2016, respectively. The distribution center and manufacturing location inventory, when combined with our trucking network, allows for fast, next-day service at a very competitive cost.
Manufacturing and Support Services Operations
In 2018, approximately 96% of our consolidated net sales were attributable to products manufactured by other companies to industry standards or to customer specific requirements. The remaining 4% related to products manufactured, modified or repaired by our manufacturing businesses or our support services. The manufactured products consist primarily of non-standard sizes of threaded fasteners made to customers' specifications or standard sizes manufactured under our Holo-Krome® and Cardinal Fasteners® product lines. The services provided by the support services group include, but are not limited to, the repair of tools and hoists, the fabrication of chain sling and hose, band saw blade welding, and other light manufacturing and fabrication. We may add additional services in the future. However, we engage in these activities primarily as a service to our customers and expect them to continue to contribute in the range of 4% to 6% of our consolidated net sales in the future.
Sources of Supply
We use a large number of suppliers for the standard stock items we distribute. Most items distributed by our network can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. No single supplier accounted for more than 5% of our inventory purchases in 2018.

Beyond inventory, we have some concentration of purchasing activity. For example, we utilize a limited number of suppliers for distribution equipment, two main suppliers for our vehicle fleet, and primarily one supplier for our industrial vending equipment. However, we believe there are viable alternatives to each of these, if necessary.
Customers and Marketing
We believe our success can be attributed to our ability to offer customers a full line of quality products, our convenient locations and diverse methods of providing those products, and the superior service orientation and expertise of our employees. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both OEM and MRO customers. The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, oil exploration, production, and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades.
During the fourth quarter of 2018, our total number of active customer accounts (defined as accounts having purchase activity totaling at least $100 within the last 90 days) was approximately 256,000, while our total 'core accounts' (defined as the average number of accounts with purchase activity of at least $500 per month within the last 90 days) was approximately 80,000. In 2018, we changed our definitions of active customer accounts and 'core accounts' and the figures below are the comparable figures in 2017, which reflects those changes. In 2017, an active account was defined as having spend in the preceding 90 days of $1 (versus the new $100) while 'core accounts' was defined as the average number of accounts with spend in the preceding 90 days of $250 (versus the new $500). Applying the same definitions to 2017 as we now apply to 2018, our active customer accounts would have been 263,000 and our 'core accounts' would have been 77,000 during the fourth quarter of 2017. In addition to providing information externally about the size of our customer base, the concepts of active customer accounts and core accounts are used internally to understand customer size and potential. As our business generally has gotten larger and national accounts have grown in the mix, our historical definitions of these customers has become less informative. The changes in definition were intended to realign our customer base into size categories that more closely align with the profile of our company today. In 2018, no one customer accounted for more than 5% of our sales.
Based on our customer profile being oriented toward manufacturing and non-residential construction, our business has historically been cyclical. However, we believe our model has certain protections that moderate the volatility of our results around cyclical changes. First, we have a large number of customers that serve a wide range of segments within the broader manufacturing and non-residential construction market, although slumps in one industry served by us can rapidly spread to other, interrelated industries, locally or globally. However, we still believe this customer and market segment diversity provides some insulation from economic changes that are not across multiple industries and geographic regions. In addition, a meaningful part of our revenue is derived from products that are incorporated into final products. However, we also have a significant portion of revenue that is derived from products used to maintain facilities, and while this revenue tends to be directly influenced by cyclical changes, its rate of change tends to be less dramatic.
Direct marketing continues to be the backbone of our business through our local in-market selling personnel, as well as our non-branch selling personnel. We support our sales team with multi-channel marketing including direct mail and digital marketing, print and radio advertising, catalogs, promotional flyers, events, and branch signage. In recent years, our national advertising has been focused on a NASCAR® sponsorship through our partnership with Roush Fenway Racing® as the primary sponsor of Ricky Stenhouse Jr.'s No. 17 car in the Monster Energy® NASCAR® Cup Series.
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
Market strategies in industrial distribution are varied. Where products are concerned, while many larger distributors have trended toward a broad-line offering over time, they are often still closely associated with a specific product that can influence their ability to capture market share. This association with a specific product line is often even more pronounced among smaller competitors, though many smaller competitors do deploy a broad-line model. Means of serving the customer are even more diverse. For instance, many competitors maintain a local, branch-based presence in their markets, while others use vans to sell products in markets away from their main warehouses, while still others rely on catalogs or telemarketing sales. Recent years have seen the emergence of e-commerce solutions, such as websites, and while this channel has been embraced by many traditional distributors it also has introduced non-traditional, web-based competitors into the marketplace. The diversity of product and service models supported in the marketplace is a reflection of the equally diverse product and service needs of the customer base. The large majority of our customers utilize multiple channels, from a single distributor where they are offered or from a range of distributors, to procure the products they need in their operations.
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
Employees
At the end of 2018, we employed 21,644 full and part-time employees. Of these, approximately 73% held an in-market or non-branch selling role. We characterize these personnel as follows:

	2018	2017
In-market locations	14,015	13,424
Non-branch selling	1,772	1,711
Selling subtotal	15,787	15,135
Distribution	3,830	3,575
Manufacturing	736	652
Administrative	1,291	1,203
Non-selling subtotal	5,857	5,430
Total	21,644	20,565
Note – In materials released on January 17, 2019 related to our fourth quarter and full year 2018 earnings results, we undercounted our total employees by 25. We corrected this in the table above, and throughout this document, and as a result some of the figures will not match the comparable figures in our previously published fourth quarter and full year 2018 earnings results.
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
The Fastenal School of Business (our internal corporate university program, known as FSB) develops and delivers a comprehensive array of industry and company-specific training and development programs that are offered to our employees. The programs are offered through a combination of both classroom training and online learning. FSB provides core curricula focused on key competencies determined to be critical to the success of our employees' performance. In addition, we provide specialized educational tracks within various institutes of learning. These institutes of learning are advanced levels that provide specific concentrations of education and development and have been designed to focus on critical aspects of our business, such as leadership, effective branch best practices, sales and marketing, product education, and distribution.
Our selling personnel are compensated with a base salary and an incentive bonus arrangement that places emphasis on achieving increased sales on a branch, Onsite, district, regional, and national account basis, while still attaining targeted levels of, among other things, gross profit and trade accounts receivable collections. As a result, a significant portion of our total employment cost varies with sales volume. We also pay incentive bonuses to our leadership personnel based on one or more of the following factors: sales growth, earnings growth (before and after taxes), profitability, and return on assets improvement, and to our other personnel for achieving predetermined departmental, project, and cost-containment goals.
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
Interruptions in the proper functioning of information systems or the inability to maintain or upgrade our information systems, or convert to alternate systems in a timely and efficient manner, could disrupt operations, cause unanticipated increases in costs and/or decreases in revenues, and result in less efficient operations. The proper functioning of our information systems is critical to many aspects of our business and we could be adversely affected if we experience a disruption or data loss relating to our information systems and are unable to recover in a timely manner. Our information systems are protected with robust backup systems and processes, including physical and software safeguards and remote processing capabilities. Still, information systems are vulnerable to natural disasters, power losses, unauthorized access, telecommunication failures, and other problems. In addition, certain software used by us is licensed from, and certain services related to our information systems are provided by, third parties who could choose to discontinue their products or services or their relationship with us. It is also possible that we are unable to improve, upgrade, maintain, and expand our information systems. Our ability to process orders, maintain proper levels of inventories, collect accounts receivable, pay expenses, and maintain the security of company and customer data, as well as the success of our growth drivers, is dependent in varying degrees on the effective and timely operation and support of our information technology systems. If critical information systems fail or these systems or related software or services are otherwise unavailable, or if we experience extended delays or unexpected expenses in securing, developing, and otherwise implementing technology solutions to support our growth and operations, it could adversely affect our profitability and/or ability to grow.
In the event of a cyber security incident, we could experience certain operational interruptions, incur substantial additional costs, become subject to legal or regulatory proceedings, or suffer damage to our reputation in the marketplace. The nature of our business requires us to receive, retain, and transmit certain personally identifying information that our customers provide to purchase products or services, register on our websites, or otherwise communicate and interact with us. While we have taken and continue to undertake significant steps to protect our customer and confidential information, a compromise of our data security systems or those of businesses we interact with could result in information related to our customers or business being obtained by unauthorized persons. We develop and update processes and maintain systems in an effort to try to prevent this from occurring and have established and maintained disclosure controls and procedures that would permit us to make accurate and timely disclosures of any material event, including any cyber security event, but the development and maintenance of these processes and systems are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Consequently, despite our efforts, the possibility of cyber security incidents cannot be eliminated entirely. We have not encountered any meaningful incidents but there can be no assurance that we will not experience a cyber security incident that may materially impact our consolidated financial statements. While we also seek to obtain assurances that third parties we interact with will protect confidential information, there is a risk the confidentiality of data held or accessed by third parties may be compromised. If a compromise of our data security were to occur, it could interrupt our operations, subject us to additional legal, regulatory, and operating costs, and damage our reputation in the marketplace.
We may be unable to meet our goals regarding the growth drivers of our business. Our sales growth is dependent primarily on our ability to attract new customers and increase our activity with existing customers. Historically, the most effective way to attract new customers has been opening new branches. In recent years, however, we have devoted increased resources to other growth drivers, including our industrial vending business, our Onsite business, our national accounts team, and our international operations. While we have taken steps to build momentum in the growth drivers of our business, we cannot assure you those steps will lead to additional sales growth. Failure to achieve any of our goals regarding industrial vending, FMI,

Onsite locations, national accounts signings, digital solutions, international operations, or other growth drivers could negatively impact our long-term sales growth. Further, failure to identify appropriate targets for our Onsite and industrial vending businesses or failure to find suitable locations for them once appropriate targets are identified may adversely impact our goals regarding the number of new Onsite locations we are able to open or the number of industrial vending devices we are able to deploy.
Changes in customer or product mix, downward pressure on sales prices, and changes in volume of orders could cause our gross profit percentage to fluctuate or decline in the future. Changes in our customer or product mix could cause our gross profit percentage to fluctuate or decline. For example, the portion of our sales attributable to fasteners has been decreasing in recent years. That has adversely affected our gross profit percentage as our non-fastener products generally carry lower gross profit margins than our fastener products. Similarly, in recent years, revenues from national accounts customers, which typically have lower gross profit margins by virtue of their scale and available business, have tended to grow faster than revenues from smaller customers. This factor has become more significant as revenues from Onsite locations has grown in the mix. If our customer or product mix continues to change, our gross profit percentage may decline further. Downward pressure on sales prices and changes in the volume of our orders could also cause our gross profit percentage to fluctuate or decline. We can experience downward pressure on sales prices as a result of deflation, pressure from customers to reduce costs, or increased competition. Reductions in our volume of purchases can adversely impact gross profit by reducing supplier volume allowances. Customer and product mix have contributed to the decline in our gross profit percentage over time, including in 2018 and 2017, and will likely continue to affect our gross profit percentage in 2019 and beyond. However, whether this adverse mix impact will result in a decline of our gross profit percentage in any given year will depend on the extent to which they are, or are not, offset by positive impacts to gross profit margin during such year.
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
The ability to identify new products and product lines, and integrate them into our selling locations and distribution network, may impact our ability to compete, our ability to generate additional sales, and our profit margins. Our success depends in part on our ability to develop product expertise at the selling location level and identify future products and product lines that complement existing products and product lines and that respond to our customers' needs. We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which we compete or trends in new products. In addition, our ability to integrate new products and product lines into our branches and distribution network could impact sales and profit margins.
Our ability to successfully attract and retain qualified personnel to staff our selling locations could impact labor costs, sales at existing selling locations, and the successful execution of our growth drivers. Our success depends in part on our ability to attract, motivate, and retain a sufficient number of qualified employees, including inside and outside branch associates, Onsite managers, national account sales representatives, and support personnel, who understand and appreciate our culture and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the industry is high. If we are unable to hire and retain personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and product knowledge, our sales could be materially adversely affected. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may also delay the planned expansion of our various selling channels.
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
We may not be able to compete effectively against traditional or non-traditional competitors, which could cause us to lose market share or erode our operating income profit and/or percentage. The industrial, construction, and maintenance supply industry, although slowly consolidating, still remains a large, fragmented, and highly competitive industry. Our current or future competitors may include companies with similar or greater market presence, name recognition, and financial, marketing, technological, and other resources, and we believe they will continue to challenge us with their product selection, financial resources, technological advancements, and services. Increased competition from brick-and-mortar retailers could cause us to lose market share or reduce our prices or increase our spending. Similarly, the emergence of on-line retailers, whether as extensions of our traditional competition or in the form of major, non-traditional competitors, could result in easier and quicker price discovery and the adoption of aggressive pricing strategies and sales methods. These pressures could have the effect of eroding our operating income profit and/or percentage over time.
Our business is subject to a wide array of operating laws and regulations in every jurisdiction where we operate. Compliance with these laws and regulations increases the cost of doing business and failure to comply could result in the imposition of fines or penalties and the termination of contracts. We are subject to a variety of laws and regulations including without limitation; import and export requirements, anti-bribery and corruption laws, product compliance laws, environmental laws, foreign exchange controls and cash repatriation restrictions, advertising regulations, data privacy and cyber security requirements, regulations on suppliers regarding the sources of supplies or products, labor and employment laws, and anti-competition regulations. In addition, as a supplier to federal, state, and local government agencies, we must comply with certain laws and regulations relating specifically to the formation, administration, and performance of our governmental contracts. We are also subject to governmental audits and inquiries in the normal course of business. Ongoing audit activity and changes to the legal and regulatory environments could increase the cost of doing business, and such costs may increase in the future as a result of changes in these laws and regulations or in their interpretation. While we have implemented policies and procedures designed to facilitate compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations, or our policies. Any such violations could result in the imposition of fines and penalties, damage to our reputation, and, in the case of laws and regulations relating specifically to governmental contracts, the loss of those contracts.
Tax laws and regulations require compliance efforts that can increase our cost of doing business and changes to these laws and regulations could impact financial results. We are subject to a variety of tax laws and regulations in the jurisdictions in which we operate. Maintaining compliance with these laws can increase our cost of doing business and failure to comply could result in audits or the imposition of fines or penalties. Further, our future effective tax rates in any of these jurisdictions could be affected, positively or negatively, by changing tax priorities, changes in statutory rates, or changes in tax laws or the interpretation thereof. The most significant recent example of this is the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the 'Tax Act'), which was enacted in the United States in December 2017. The Tax Act reduced the U.S. federal corporate income tax rate, included a one-time tax on accumulated offshore earnings, eliminated certain deductions for which we had previously qualified, requires a current inclusion in U.S. federal income of certain earnings of controlled foreign corporations, allows a domestic corporation an immediate deduction in U.S. taxable income for a portion of its foreign-derived intangible income, and introduced a base erosion anti-abuse tax. There is also a longer term risk that the beneficial aspects of the Tax Act on our business could be reversed depending on changes in future fiscal or political priorities.
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

Industry and General Economic Risks
A downturn in the economy or in the principal markets served by us and other factors may affect customer spending, which could harm our operating results. In general, our sales represent spending on discretionary items or consumption needs by our customers. This spending is affected by many factors, including, among others:

•	general business conditions,

•	business conditions in our principal markets,

•	interest rates,

•	inflation,

•	liquidity in credit markets,

•	taxation,

•	government regulations and actions, including around trade policy,

•	energy and fuel prices and electrical power rates,

•	unemployment trends,

•	terrorist attacks and acts of war,

•	weather conditions, and

•	other matters that influence customer confidence and spending.
A downturn in either the national or local economy where we operate, or in the principal markets served by us, or changes in any of the other factors described above, could negatively impact sales at our in-market locations, sales through our other selling channels, and the level of profitability of those in-market locations and other selling channels.
This risk was most recently demonstrated in 2015 and 2016. We have significant exposure to companies involved in the manufacture of capital goods and heavy equipment. In 2015, our business was impacted by lower commodity prices, including oil, lower corporate capital spending, and a strong U.S. dollar. These variables resulted in some of our customers exhibiting a reduced level of business activity and confidence. When this happens, these customers tend to cut back on spending which yields a slowdown in our business with these customers. These same dynamics carried into 2016. In 2017, these conditions mostly reversed. Certain commodity prices recovered and corporate investment improved, leading to better capital spending trends among our customers. This improvement in customer spending helped to improve our net sales and sales growth in 2017 and throughout 2018.
New trade policies could make sourcing product from overseas more difficult and/or more costly, and could adversely impact our operating profit percentage. We source a significant amount of the products we sell from outside of the United States, primarily Asia. We have made significant structural investments over time to be able to source both directly from Asia through our wholly-owned, Asia-based subsidiary, FASTCO Trading Co., Ltd. and indirectly from suppliers that procure product from international sources. This was initially necessary due to the absence of significant domestic fastener production, but over time we have expanded our non-fastener sourcing as well, and at this time it may be difficult to adjust our sourcing in the short term. In light of this, changes in trade policies could affect our sourcing operations, our ability to secure sufficient product to serve our customers and/or impact the cost or price of our products, with potentially adverse impacts on our gross and operating profit percentages and financial results. These risks are particularly acute currently in light of an increase in tariffs, either directly on products we trade in or indirectly on industries we sell into, between the United States and its trading partners, as well as greater uncertainty around regional and global trade agreements generally. China and Canada represent significant sources of product and Canada and Mexico represent our two largest markets in terms of revenue generation after the United States, and each of these countries are currently and/or have been previously subject to disruption due to historical trade policies. There can be no assurances that these disruptions will not continue or increase in the future, with the previously mentioned countries or additional countries with which we do business. The degree to which these changes in the global marketplace affect our financial results will be influenced by the specific details of the changes in trade policies, their timing and duration, and our effectiveness in deploying tools to address these issues. In particular, the tariffs levied on certain products originating in China, including many that we source and sell, that went into effect on September 24, 2018, have caused us to review and implement potential solutions to the increase in our product costs with our customers. However, it is too early to determine the ultimate impact and effectiveness of these discussions.
New trade policies could have an adverse impact on industries we sell into, negatively affecting our net sales and profits. Considerable political uncertainty in the United States may result in changes to trade policies that could create disruption in geographic demand trends. To the extent that the United States government enacts tariffs or taxes that penalize imports to benefit domestic manufacturing, we may improve our domestic sales which may have an overall positive impact on us given that 86% of our total revenue is derived from the United States. However, any such action may adversely impact our foreign sales, which may, in turn, adversely impact our ability to expand our overseas branches in the future. In addition, should a foreign government engage in its own trade protection, independent of or in response to another nation's action, it could have a negative direct or, more likely, indirect effect on our net sales and profits by reducing demand for exports by United States companies. Such changes could adversely affect our financial results.

Products manufactured in foreign countries may cease to be available for reasons unrelated to trade policy, which could adversely affect our inventory levels and operating results. We obtain certain of our products, and our suppliers obtain certain of their products, from China, Taiwan, South Korea, Mexico, and other foreign countries. Our suppliers could discontinue selling products manufactured in foreign countries at any time for reasons that may or may not be in our control or our suppliers' control, including foreign government regulations, domestic government regulations, political unrest, war, disruption or delays in shipments, or changes in local economic conditions. Additionally, the shipment of goods from foreign countries could be delayed by container shipping companies encountering financial or other difficulties. Our operating results and inventory levels could suffer if we are unable to promptly replace a supplier or shipper who is unwilling or unable to satisfy our requirements with another supplier or shipper providing equally appealing products and services.
Changes in energy costs and the cost of raw materials used in our products could impact our net sales, cost of sales, gross profit percentage, distribution expenses, and occupancy expenses, which may result in lower operating income. Costs of raw materials used in our products (e.g., steel) and energy costs can fluctuate significantly over time. Increases in these costs result in increased production costs for our suppliers. These suppliers typically look to pass their increased costs along to us through price increases. The fuel costs of our distribution and branch operations have fluctuated as well. While we typically try to pass higher supplier prices and fuel costs through to our customers or to modify our activities to mitigate the impact, we may not be successful, particularly if supplier prices or fuel costs rise rapidly. Failure to fully pass any such increased prices and costs through to our customers or to modify our activities to mitigate the impact would have an adverse effect on our operating income. While increases in the cost of fuel or raw materials could be damaging to us, decreases in those costs, particularly if severe, could also adversely impact us by creating deflation in selling prices, which could cause our gross profit to deteriorate, or by negatively impacting customers in certain industries, which could cause our sales to those customers to decline.
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
There can be no assurance we will be able in the future to take effective advantage of the trend toward consolidation. The trend in our industry toward consolidation could make it more difficult for us to maintain our current gross profit and operating income. Furthermore, as our industrial customers face increased foreign competition, and potentially lose business to foreign competitors or shift their operations overseas in an effort to reduce expenses, we may face increased difficulty in growing and maintaining our market share.
Inclement weather and other disruptions to the transportation network could adversely impact our distribution system and demand for our products. Our ability to provide efficient distribution of core business products to our branch network is an integral component of our overall business strategy. Disruptions at distribution centers or shipping ports may affect our ability to both maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations. In addition, severe weather conditions could adversely affect demand for our products in particularly hard hit regions. In August and September 2017, we experienced temporary disruptions in our distribution network in our Gulf Coast, Florida, Georgia, and Puerto Rico regions due to hurricanes Harvey, Irma, and Maria. These storms adversely impacted our product demand and revenues, as well as our gross and operating profit percentages, due to an increase in demand for storm-related products which have a lower gross profit margin, and inefficiencies in delivery services in the immediate aftermath of the storms. In September 2018, hurricane Florence had a similar impact in our Carolinas region.
Our current estimates of total market potential as well as the market potential of our business strategies could be incorrect. We believe we have a significant opportunity for growth based on our belief that North American market demand for the products we sell is estimated to exceed $140 billion. This figure is not derived from an independent organization or data source that aggregates and publishes widely agreed-upon demand and market share statistics. Instead, we have identified this figure based on our own experience in the marketplace for our products and by evaluating estimates from other sources. If we have overestimated the size of our market, and in doing so, underestimated our current share of it, the size of our opportunity for growth may not be as significant as we currently believe. Similarly, we have provided estimates of the opportunities we have with some of our specific growth strategies, such as industrial vending and Onsite locations. We believe the potential market opportunity for industrial vending is approximately 1.7 million devices and we have identified over 15,000 customer locations with the potential to implement our Onsite service model. Similar to the case for total market size, we use our own experience and data to arrive at the size of these potential opportunities and not independent sources. These estimates are based on our business model today, and the introduction or expansion of other business strategies, such as on-line retailing, could cause them to change. In addition, the market potential of a particular business strategy may vary from expectations due to a change in the marketplace (such as changes in customer concentration or needs), a change in the nature of that business strategy, or weaker than anticipated acceptance by customers of that business strategy. We cannot guarantee that our market potential estimates are accurate or that we will ultimately decide to expand our industrial vending or Onsite service models as we anticipate to reach the full market opportunity.
We are exposed to foreign currency exchange rate risk, and changes in foreign exchange rates could increase the cost of purchasing products and impact our foreign sales. Because the functional currency related to most of our foreign operations is the applicable local currency, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. Fluctuations in the relative strength of foreign economies and their related currencies could adversely impact our ability to procure products overseas at competitive prices and our foreign sales. Historically, our primary exchange rate exposure has been with the Canadian dollar. There can be no assurance that currency exchange rate fluctuations with the Canadian dollar and other foreign currencies will not adversely affect our results of operations, financial condition, and cash flows. While the use of currency hedging instruments may provide us with protection from adverse fluctuations in currency exchange rates, we are not currently using these instruments and we have not historically hedged this exposure. If we decide to do so in the future, we could potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.
Tight credit markets could impact our ability to obtain financing on reasonable terms or increase the cost of existing or future financing and interest rate fluctuations could adversely impact our results. As of December 31, 2018, we had $500.0 of outstanding debt obligations, including loans outstanding under our revolving credit facility (the 'Credit Facility') of $365.0 and senior unsecured promissory notes issued under our master note agreement (the 'Master Note Agreement') in the aggregate principal amount of $135.0. Loans under the Credit Facility bear interest at a rate per annum based on the London Interbank Offered Rate ('LIBOR') and mature on November 30, 2023. The notes issued under our Master Note Agreement consist of three series. The first is in an aggregate principal amount of $40.0, bears interest at a fixed rate of 2.00% per annum, and is due and payable on July 20, 2021. The second is in an aggregate principal amount of $35.0, bears interest at a fixed rate of 2.45% per annum, and is due and payable on July 20, 2022. The third is in an aggregate principal amount of $60.0, bears interest at a fixed rate of 3.22% per annum, and is due and payable on March 1, 2024. Our aggregate borrowing capacity under the Credit Facility is $700.0. Our aggregate borrowing capacity under the Master Note Agreement is $600.0; however, none of the institutional investors that are parties to that agreement are committed to purchase notes thereunder.
During periods of volatility and disruption in the United States credit markets, financing may become more costly and more difficult to obtain. Although the credit market turmoil of 2008 and 2009 did not have a significant adverse impact on our liquidity or borrowing costs given our low level of indebtedness at that time, the availability of funds tightened and credit spreads on corporate debt increased. Our indebtedness has increased since 2009 and we have the capacity under our Credit Facility and Master Note Agreement to increase borrowings in the future. If credit market volatility were to return or if interest rates continue to rise, the cost of servicing our existing debt could increase due to the LIBOR-based interest rate provided for under our Credit Facility. In addition, borrowing additional amounts to finance stock purchases, dividends, capital expenditures, and other liquidity needs or to refinance our existing indebtedness could be difficult and the cost of doing so could be high.
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
We cannot provide any guaranty of future dividend payments or that we will continue to purchase shares of our common stock pursuant to our share purchase program. Although our board of directors has historically authorized the payment of quarterly cash dividends on our common stock and indicated an intention to do so in the future, there are no assurances that we will continue to pay dividends in the future or continue to increase dividends at historic rates. In addition, although our board of directors has authorized share purchase programs and we purchased shares in 2018, 2017 and prior years through these programs, we may discontinue doing so at any time. Any decision to continue to pay quarterly dividends on our common stock, to increase those dividends, or to purchase our common stock in the future will be based upon our financial condition and results of operations, the price of our common stock, credit conditions, and such other factors as are deemed relevant by our board of directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Note – Information in this section is as of December 31, 2018, unless otherwise noted.
We own the following facilities in Winona, Minnesota:

Purpose	Tote Locations (ASRS)(1)	Approximate Square Feet
Distribution center and home office (2)	246,000	259,000
Manufacturing facility		100,000
Computer support center		13,000
Winona branch		15,000
Winona product support facility		55,000
Rack and shelving storage		42,000
Multi-building complex which houses certain operations of the distribution group, the support services group, and the home office support group		30,000
Customer support center		100,000
(1) Total number of tote locations for small parts storage included in facilities with an ASRS.
(2) During 2018, we acquired land for future expansion of our home office.
We own the following facilities, excluding selling locations, outside of Winona, Minnesota:

Purpose	Location	Tote Locations (ASRS)(1)		Approximate Square Feet
Distribution center	Indianapolis, Indiana	561,000	(2)	1,039,000
Manufacturing facility	Indianapolis, Indiana			220,000
Distribution center	Akron, Ohio	103,000		182,000
Distribution center	Scranton, Pennsylvania	104,000		189,000
Distribution center	Denton, Texas	41,000	(3)	176,000
Distribution center	Atlanta, Georgia	77,000		198,000
Distribution center (4)	Seattle, Washington	—		—
Distribution center and manufacturing facility	Modesto, California	69,000		328,000
Distribution center	High Point, North Carolina	132,000		301,000
Distribution center (5)	High Point, North Carolina	—		350,000
Distribution center	Kansas City, Kansas	170,000		300,000
Distribution center	Kitchener, Ontario, Canada	128,000		142,000
Distribution center (6)	Jackson, Mississippi	—		—
Manufacturing facility	Wallingford, Connecticut			187,000
Manufacturing facility	Rockford, Illinois			100,000
Local re-distribution center and manufacturing facility	Johor, Malaysia			27,000
(1) Total number of tote locations for small parts storage included in facilities with an ASRS.
(2) This property contains an ASRS with capacity of 52,000 pallet locations, in addition to the 561,000 tote locations for small parts; 105,000 of these small part tote locations are located in the industrial vending automated replenishment facility, which is also located on this property.
(3) This facility contains an ASRS with capacity of 14,000 pallet locations, in addition to the 41,000 tote locations for small parts.
(4) Construction of a new distribution center in Washington, which will include ASRS technology, began in 2018 and we expect this to be completed in the fourth quarter of 2019.
(5) In late December 2018, we purchased an additional distribution center in High Point, North Carolina with approximately 750,000 total square feet. Approximately 400,000 square feet will continue to be leased by the previous owner for three years. We began utilizing approximately 350,000 square feet for distribution activities in early 2019.
(6) Construction of a new distribution center in Mississippi began in 2018, and we expect this project to be complete in the third quarter of 2019.

In addition, we own 172 buildings that house our in-market locations in various cities throughout North America.
All other buildings we occupy are leased. Leased branches range from approximately 3,000 to 10,000 square feet, with lease terms of up to 60 months (most initial lease terms are for 36 to 48 months). In addition to our leased branch locations, we also lease the following facilities:

Purpose	Location	Approximate Square Feet	Lease Expiration Date	Remaining Lease Renewal Options
Distribution center	Seattle, Washington (1)	100,000	April 2022	None
Distribution center	Salt Lake City, Utah	74,000	July 2019	One
Distribution center and packaging facility	Salt Lake City, Utah	26,000	July 2019	One
Distribution center and manufacturing facility	Edmonton, Alberta, Canada	45,000	July 2020	None
Distribution center	Apodaca, Nuevo Leon, Mexico	46,000	March 2020	Three
Manufacturing facility	Houston, Texas	21,000	July 2019	None
Local re-distribution center and manufacturing facility	Modrice, Czech Republic	15,000	April 2022	None
(1) We currently own land in the Seattle, Washington area for the construction of a new distribution center, which began in 2018, and when completed, will replace the current leased facility.
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
A description of our legal proceedings, if any, is contained in Note 10 of the Notes to Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Data
Dollar amounts in this section are stated in whole numbers.
Our shares are traded on The Nasdaq Stock Market under the symbol 'FAST'. As of January 18, 2019, there were approximately 1,100 record holders of our common stock, which includes nominees or broker dealers holding stock on behalf of an estimated 283,000 beneficial owners.
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during each of the last three months of 2018:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2018	1,200,000	$52.16	0	2,400,000
November 1-30, 2018	0	—	0	2,400,000
December 1-31, 2018	0	—	0	2,400,000
Total	1,200,000	$52.16	0	2,400,000
(1) On July 11, 2017, our board of directors established a new authorization for us to repurchase up to 5,000,000 shares of our common stock. As of December 31, 2018, we had remaining authority to repurchase 2,400,000 shares under this authorization.
Purchases of shares of our common stock throughout 2018 are described later in this Form 10-K under the heading 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations'.

Fastenal Company Common Stock Comparative Performance Graph
Set forth below is a graph comparing, for the five years ended December 31, 2018, the yearly cumulative total shareholder return on our common stock with the yearly cumulative total shareholder return of the S&P 500 Index and the Dow Jones US Industrial Suppliers Index.
The comparison of total shareholder returns in the performance graph assumes that $100 was invested on December 31, 2013 in Fastenal Company, the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index, and that dividends were reinvested when and as paid.
Comparison of Five-Year Cumulative Total Return Among Fastenal Company, the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index

	2013	2014	2015	2016	2017	2018
Fastenal Company	$100.00	102.36	90.26	106.97	128.01	126.01
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
Dow Jones US Industrial Suppliers Index	100.00	99.94	81.47	100.08	104.35	101.83
Note - The graph and index table above were obtained from Zachs SEC Compliance Services Group.

ITEM 6.	SELECTED FINANCIAL DATA
Incorporated herein by reference is Ten-Year Selected Financial Data on pages 4 and 5 of Fastenal's 2018 Annual Report to Shareholders of which this Form 10-K forms a part, a portion of which is filed as Exhibit 13 to this annual report on
Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.
Business and Operational Overview
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of approximately 3,100 in-market locations. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both OEM and MRO customers. The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, oil exploration, production and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our branches and customers are primarily located in North America.
It is helpful to appreciate several aspects of our marketplace: (1) It's big. We estimate the North American marketplace for industrial supplies is in excess of $140 billion per year (and we have expanded beyond North America) and no company has a significant portion of this market. (2) Many of the products we sell are individually inexpensive, but the cost and time to manage, procure, and transport these products can be quite meaningful. (3) Purchasing professionals often expend disproportionate effort managing the high SKU count of low-volume, low value MRO supplies which is better allocated to their higher volume, higher value OEM supplies. (4) Many customers prefer to reduce their number of suppliers to simplify their business, while also utilizing various technologies and models (including our local branches when they need something quickly or unexpectedly) to improve availability and reduce waste. (5) We believe the markets are efficient. To us, this means we can grow our market share if we provide the greatest value to our customer.
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
Executive Overview
Net sales increased $574.6, or 13.1%, in 2018 relative to 2017. Our gross profit as a percentage of net sales declined to 48.3% in 2018 from 49.3% in 2017. Our operating income as a percentage of net sales in 2018 was comparable to 2017 at 20.1% in both years.
Our net earnings in 2018 were $751.9, an increase of 29.9% when compared to 2017. Our diluted net earnings per share were $2.62 in 2018 compared to $2.01 in 2017, an increase of 30.5%. Both periods included discrete tax items, primarily related to the Tax Act. Excluding these discrete items (a benefit of $7.1 in 2018 and a benefit of $24.4 in 2017), our net earnings in 2018 would have been $744.8, an increase of 34.4% when compared to 2017. Further, our diluted net earnings per share would have been $2.59 in 2018 compared to $1.92 in 2017, an increase of 34.9%. A portion of this increase relates to a lower tax rate in 2018 that is a feature of the Tax Act.
We continued to focus on our growth drivers in 2018. We signed 152 new national account contracts (defined as new customer accounts with a multi-site contract) and our national accounts revenues grew 18.1% in the period. Additionally, we signed 336 new Onsite customer locations (defined as dedicated sales and service provided from within, or in close proximity to, the customer's facility) and 22,073 new industrial vending devices. Sales growth in 2018 exceeded 20% through both our vending devices and our Onsite locations (excluding sales transferred from a branch).

The table below summarizes our total employee headcount, our investments in in-market locations (defined as the sum of the total number of public branch locations and the total number of active Onsite locations), and industrial vending devices at the end of the periods presented and the percentage change compared to the end of the prior period.

	Q4 2018	Q4 2017	Twelve-month % Change
In-market locations - absolute employee headcount	14,015	13,424	4.4%
Total absolute employee headcount	21,644	20,565	5.2%

Number of public branch locations	2,227	2,383	-6.5%
Number of active Onsite locations	894	605	47.8%
Number of in-market locations	3,121	2,988	4.5%
Industrial vending devices (installed count) (1)	81,137	71,421	13.6%
Ratio of industrial vending devices to in-market locations	26:1	24:1
(1) This number primarily represents devices which principally dispense product and produce product revenues, and excludes approximately 15,000 devices that are part of a locker lease program where the devices are principally used for the check-in/check-out of equipment.
During the last twelve months, we increased our absolute employee headcount by 591 people in our in-market locations and 1,079 people in total. This increase is mostly a function of additions we have made to support customer growth in the field as well as investments in our growth drivers.
We opened 11 branches and closed 157 branches in 2018. Additionally, ten branches were converted from public branches to non-public locations. Our in-market network forms the foundation of our business strategy, and we will continue to open or close locations as is deemed necessary to sustain and improve our network and support our growth drivers.
Results of Operations
The following sets forth consolidated statements of earnings information (as a percentage of net sales) for the periods ended December 31:

	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Gross profit	48.3%	49.3%	49.6%
Operating and administrative expenses	28.2%	29.2%	29.5%
Gain on sale of property and equipment	0.0%	0.0%	0.0%
Operating income	20.1%	20.1%	20.1%
Net interest expense	-0.3%	-0.2%	-0.2%
Earnings before income taxes	19.9%	19.9%	19.9%
Note – Amounts may not foot due to rounding difference.
Net Sales
Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period. The table below sets forth net sales and daily sales for the periods ended December 31, and changes in such sales from the prior period to the more recent period:

	2018	2017	2016
Net sales	$4,965.1	4,390.5	3,962.0
Percentage change	13.1%	10.8%	2.4%
Business days	254	254	255
Daily sales	$19.5	17.3	15.5
Percentage change	13.1%	11.3%	2.0%
Daily sales impact of currency fluctuations	0.1%	0.1%	-0.4%
Daily sales impact of acquisitions	0.4%	1.0%	0.6%

The increase in net sales noted above for 2018 was a result of higher unit sales and, to a lesser degree, higher prices. Higher product prices were realized throughout 2018 as a result of actions (beginning initially in late 2017) taken to offset increases in product costs, and we believe these increases contributed 0.7% to 0.8% to growth for the year. The increases in net sales for 2017 and 2016 were driven primarily by higher unit sales. Price increases were not a material factor in 2017 or 2016.
The higher unit sales in 2018 and 2017 resulted primarily from two sources. The first is improvement in underlying market demand. We believe the improvement in general business activity is reflected in a number of metrics. For instance, the U.S. Purchasing Managers Index, published by the Institute for Supply Chain Management, averaged 58.8 in 2018 and 57.6 in 2017. Readings above 50 are indicative of growing demand, and we believe the levels described above were consistent with favorable business conditions and consistent with an increase in our sales growth rates. This was reflected as well in daily sales of fasteners, our most cyclical product line, which grew 11.2% and 8.4% in 2018 and 2017, respectively. We also experienced growth in sales to 84 of our top 100 customers in 2018, which compares to growth in sales to 79 of our top 100 customers in 2017.
The second source is success within our growth initiatives. We signed 22,073 industrial vending devices during 2018, an increase of 14.0% over 2017. In addition to an increase in our installed base, we achieved a low-single digit increase in average sales per device. These variables combined to generate sales growth through our vending devices in excess of 20% in 2018. We signed 336 new Onsite locations in 2018, an increase of 24.4% over 2017, and had 894 active sites on December 31, 2018, an increase of 47.8% over December 31, 2017. We signed 152 new national account contracts in 2018. The contribution of these new contracts and strong penetration of existing national account customers resulted in daily sales from our national account customers growing 18.1% in 2018 compared to 2017.
We signed 19,355 industrial vending devices during 2017, an increase of 7.2% over 2016. In addition to an increase in our installed base, we were also more efficient with the existing base, resulting in a modest increase in average sales per device and a decrease in our device removals of 3.8%. Combined sales through our vending devices accelerated throughout 2017, finishing with growth in the high teens. We signed 270 new Onsite locations in 2017, an increase of 53.4% over 2016, and had 605 active sites on December 31, 2017, an increase of 50.9% over December 31, 2016. We signed 168 new national account contracts in 2017. The contribution of these new contracts and strong penetration of existing national account customers resulted in daily sales from our national account customers growing 14.5% in 2017 compared to 2016.
In 2016, we saw relative weakness from non-residential construction and heavy manufacturing customers and in demand for our fastener products, speaking to the sustained softness in heavy and general industrial markets. Business with our largest customers was also relatively weak, with sales to our top 100 customers rising modestly in the first half of 2016 and falling modestly in the second half of 2016. While these trends were representative of conditions in the United States and Canada, total sales outside of these geographic areas were relatively strong and improved over the course of 2016. Net sales in 2016 were also impacted by slight inflationary price changes in our non-fastener products and some price deflation in our fastener products, with the net impact being a slight drag on growth. We experienced success with our growth initiatives in 2016, similar to 2017 and 2018; however, their impact to our net sales growth in 2016 was largely offset by a weaker economic environment.
Sales by Product Line
The approximate mix of sales from the fastener product line and from the other product lines was as follows:

	2018	2017	2016
Fastener product line	34.9%	35.6%	36.6%
Other product lines	65.1%	64.4%	63.4%
The decrease in our fastener sales as a percentage of total sales arises from two factors. First, we believe non-fastener products represent a larger market opportunity than fasteners, and that we are relatively under-represented in this market. Over time, this has led to faster growth in the non-fastener product lines, a trend amplified by the growth of our industrial vending program through which we sell primarily non-fastener products. We believe this factor impacted each year shown and will continue to promote a lower mix of fasteners in our total sales over time. Second, a weak industrial production environment has a disproportionately negative effect on fastener sales relative to non-fastener sales (which relates more to plant operations than production). This weakness is more of a cyclical factor than a structural one, and as such was relevant in 2016, but not in 2017 or 2018 when a better economic environment at least partially mitigated the first factor discussed.

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
Annual Sales Changes, by Month
During the months noted below, all of our selling locations, when combined, had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2018	12.0%	14.8%	13.1%	13.4%	12.5%	13.5%	12.0%	13.7%	13.5%	12.4%	12.3%	14.5%
2017	3.8%	6.1%	8.4%	8.9%	9.7%	13.0%	12.9%	12.8%	15.3%	13.8%	15.4%	14.7%
2016	3.3%	2.6%	0.0%	3.8%	1.1%	0.0%	2.1%	0.3%	2.8%	3.9%	1.2%	3.2%
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
History has identified these landings in our business cycle. They generally relate to months where certain holidays impair business days and/or seasons impact certain end markets, particularly non-residential construction. The first landing centers on Easter and the Good Friday holiday that precedes it, which alternates between March and April (Good Friday occurred in March 2018, April 2017, and March 2016, and will fall in April in 2019), the second landing centers on July 4th, and the third landing centers on the approach of winter with its seasonal impact on primarily our non-residential construction business and with the Christmas/New Year holidays. The holidays we noted impact the trends because they either move from month-to-month or because they move around during the week.
The table below shows the pattern to the sequential change in our daily sales. The line labeled 'Benchmark' is an historical average of our sequential daily sales change for the trailing five year average (2013-2017). We believe this time frame serves to show the historical pattern and could serve as a benchmark for current performance. The '2018', '2017', and '2016' lines represent our actual sequential daily sales changes. The '18Delta', '17Delta', and '16Delta' lines indicate the difference between the 'Benchmark' and the actual results in the respective year.
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

	Jan.(1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Cumulative Change from Jan. to Oct.
Benchmark	-1.0%	1.1%	3.9%	-0.6%	2.1%	1.9%	-3.7%	4.0%	1.7%	-1.9%	8.6%
2018	-1.3%	4.0%	2.1%	2.4%	0.6%	3.7%	-3.6%	3.8%	3.6%	-3.0%	13.9%
18Delta	-0.4%	2.9%	-1.9%	3.1%	-1.5%	1.9%	0.0%	-0.2%	1.9%	-1.2%	5.3%
2017	0.2%	1.5%	3.6%	2.2%	1.4%	2.8%	-2.4%	2.2%	3.8%	-2.1%	13.5%
17Delta	1.2%	0.4%	-0.4%	2.8%	-0.7%	1.0%	1.3%	-1.8%	2.1%	-0.3%	4.9%
2016	0.4%	-0.8%	1.5%	1.7%	0.6%	-0.2%	-2.3%	2.4%	1.5%	-0.9%	3.6%
16Delta	1.3%	-1.9%	-2.5%	2.3%	-1.5%	-2.0%	1.4%	-1.7%	-0.1%	1.0%	-5.1%
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

	Q1	Q2	Q3	Q4	Annual
2018	14.3%	13.3%	13.0%	13.3%	13.5%
2017	6.2%	11.5%	15.3%	16.6%	12.3%
2016	1.3%	1.4%	1.1%	2.8%	1.6%
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
The best way to understand the change in our industrial production business is to examine the results in our fastener product line (approximately 35% of our business) which is heavily influenced by changes in our business with heavy equipment manufacturers. From a company perspective, daily sales growth rates of fasteners, when compared to the same period in the prior year, were as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2018	11.8%	11.1%	10.8%	11.3%	11.2%
2017	0.8%	7.9%	12.1%	13.4%	8.4%
2016	-1.7%	-2.4%	-2.9%	-2.4%	-2.3%

The daily sales growth rates of fasteners noted in the table above for first quarter of 2018, and the second, third, and fourth quarters of 2017, include 3.7, 3.6, 3.8, and 3.9 percentage points, respectively, attributable to Mansco (acquired on March 31, 2017).
By contrast, the best way to understand the change in the maintenance portion of the manufacturing business is to examine the results in our non-fastener product lines. From a company perspective, daily sales growth rates of non-fasteners, when compared to the same period in the prior year, were as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2018	14.5%	14.8%	14.9%	14.6%	14.7%
2017	9.4%	12.2%	14.6%	16.1%	13.1%
2016	4.7%	4.7%	4.9%	5.9%	5.0%
The non-fastener business has enjoyed superior growth in the strong 2018 and 2017 periods when compared to our fastener business and to the distribution industry in general. Further, while not immune to the impact of a weak industrial environment as was experienced in 2016, our non-fastener business did demonstrate greater relative resilience when compared to our fastener business and to the distribution industry in general. We believe this is due to both the growth of our vending business and our lower penetration of the non-fastener marketplace relative to our penetration of the fastener marketplace.
Our non-residential construction and reseller customers have historically represented 20% to 25% of our business. The daily sales growth rates to these customers, when compared to the same period in the prior year, were as follows(1):

	Q1	Q2	Q3	Q4	Annual
2018	11.7%	17.6%	19.2%	16.4%	16.3%
2017	6.9%	8.8%	9.4%	11.6%	9.1%
2016	1.6%	0.5%	2.8%	2.6%	1.8%
(1) In July 2017, we reclassified certain end market designations. The daily sales growth rates in the above table for all periods through the second quarter of 2017 differ from prior disclosures.
Our non-residential construction and reseller business is heavily influenced by the manufacturing economy as well as infrastructure spending. In 2018 and 2017, improving trends for commodities such as metals and energy, industrial capital spending, and the state of the broader economy contributed to an improvement in growth for these end markets. In 2016, volatility and weakness in commodity markets, particularly energy, and lower industrial capital spending contributed to slower growth.
Gross Profit
The gross profit percentage during each period was as follows:

	Q1	Q2	Q3	Q4	Annual
2018	48.7%	48.7%	48.1%	47.7%	48.3%
2017	49.4%	49.8%	49.1%	48.8%	49.3%
2016	49.8%	49.5%	49.3%	49.8%	49.6%
Our gross profit, as a percentage of net sales, was 48.3% in 2018 and 49.3% in 2017. The gross profit percentage for 2018 declined by 100 basis points based on three elements. (1) A change in product and customer mix. Fasteners are our largest and highest gross profit margin product line due to the high transaction cost surrounding the sourcing and supply of the product for customers. Our fastener product line declined to 34.9% of sales in 2018 from 35.6% of sales in 2017. Larger customers (for which national accounts are a good proxy), whose more focused buying patterns allow us to offer them better pricing, also influence the gross profit margin. Sales to our national account customers increased to 51.2% in 2018 from 48.7% of sales in 2017. The combination of relatively slower growth in our fastener product line and relatively faster growth in sales to our largest customers contributed to the decline in our overall gross profit margin in 2018. (2) Rising costs related to transporting products, particularly shipping fees, driver wages, and fuel, caused our freight expense to rise faster than sales, hurting our gross profit margin. Since we operate our own fleet of trucks for moving product between suppliers, our distribution centers, and our in-market locations, rising transportation costs adversely impact our gross profit margin and have the effect of reducing our gross profit, particularly if we are unable to pass these costs to our customers. (3) We have experienced inflation that has caused the cost of many of the products we purchase to rise. We have instituted price increases aimed at mitigating the effects of these cost increases, but we believe these actions have lagged in their ability to offset rising costs for our products, particularly fasteners, in 2018.

During 2017 and 2016, our gross profit, as a percentage of net sales, decreased when compared to the prior year. In each year, the decrease was primarily caused by the changes in product and customer mix noted above, as well as the acquisition of Mansco in 2017. Mansco's customer mix is more heavily oriented toward larger customers and its product mix tends to carry a lower gross profit product mix than the company's other products.
Operating and Administrative Expenses
Our operating and administrative expenses (including the gain on sales of property and equipment), as a percentage of net sales, improved to 28.2% in 2018 from 29.2% in 2017. This improvement was a function of the growth in employee-related, occupancy-related, and all other operating and administrative expenses being more modest than the growth in sales. Each of these reduced the ratio of operating and administrative expenses as a percentage of sales by approximately 30 to 40 basis points in 2018 from 2017.
The growth in employee-related, occupancy-related, and all other operating and administrative expenses compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Twelve-month Period
		2018	2017	2016
Employee-related expenses	65% to 70%	11.1%	10.2%	2.7%
Occupancy-related expenses	15% to 20%	5.0%	1.3%	10.1%
All other operating and administrative expenses	15% to 20%	5.2%	21.4%	4.0%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. Our employee-related expenses increased in 2018. This was related to: (1) an increase in full-time equivalent ('FTE') headcount related to efforts to support growth in our business, (2) higher performance bonuses and commissions due to growth in net sales and net earnings, (3) an increase in our profit sharing contribution, (4) increases in hourly base wages, and (5) increased health care costs. The increase in 2017, when compared to 2016, was related to: (1) an increase in FTE headcount related to efforts to support growth in our business, (2) higher performance bonuses and commissions due to growth in net sales and net earnings, as well as regulatory driven incremental compensation, (3) an increase in our profit sharing contribution and options awards, (4) increased health care costs, and (5) the inclusion of Mansco personnel. The increase in 2016, when compared to 2015, was caused by increases in average annual FTE headcount and an increase in health care costs, which were partially offset by a contraction in our performance bonuses and commissions and in our profit sharing contribution, primarily due to lower sales growth, gross profit, and operating income (both on a dollar basis and on a relative basis).
The table below summarizes the percentage change in our FTE headcount at the end of the periods presented compared to the end of the prior period:

	Twelve-month Period
	2018	2017	2016
In-market locations	5.7%	7.0%	-5.6%
Total selling (includes in-market locations)	5.4%	7.3%	-4.9%
Distribution	12.2%	8.4%	-0.7%
Manufacturing	12.0%	8.4%	-9.1%
Administrative	7.3%	10.7%	0.3%
Total	6.8%	7.7%	-4.1%
Occupancy-related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our branches and distribution locations, and (4) industrial vending equipment (we consider the vending equipment, excluding leased locker equipment, to be a logical extension of our in-market operations and classify the depreciation and repair costs as occupancy expense). The increase in occupancy-related expenses in 2018, when compared to 2017 was mainly driven by increases related to industrial vending equipment and non-branch occupancy and utility costs, only partly offset by a slight decline in branch occupancy costs from a lower public branch count. The slight increase in 2017, when compared to 2016, was mainly driven by increases in costs related to industrial vending equipment, FMI bins, and automation equipment at our distribution centers. The most significant components of our occupancy-related expenses, facility costs and utility expenses, were mostly flat in 2017, when compared to 2016 due to a reduction in our number of public branches. The increase in 2016, when compared to 2015, was mainly driven by an increase in the amount of industrial vending equipment and, to a lesser degree, an increase in occupancy expense related to rent.

All other operating and administrative expenses include: (1) selling-related transportation, (2) information technology (IT) expenses, and (3) general corporate expenses, which consists of legal expenses, general insurance expenses, travel and marketing expenses, etc. All other operating and administrative expenses increased in 2018 when compared to 2017, due to an increase in selling-related transportation expenses, consisting of both higher vehicle movement and fuel costs, as well as higher IT spending. General corporate expenses were slightly down. All other operating and administrative expenses increased in 2017 when compared to 2016. This was driven by increases in selling-related transportation, including higher vehicle movement and fuel costs, IT spending, and general corporate expenses. All other operating and administrative expenses increased in 2016 when compared to 2015. This was driven by primarily by higher IT spending, while selling-related transportation expenses rose modestly and general corporate expenses were relatively flat.
Net Interest Expense
Our net interest expense was $12.3 in 2018 compared to $8.7 in 2017, and $6.1 in 2016. The increase in 2018, when compared to 2017, was mainly caused by higher average interest rates and a higher average debt balance during the period. The increase in 2017, when compared to 2016, was mainly caused by higher average interest rates and a slightly higher average debt balance during the period.
Income Taxes
We recorded income tax expense of $235.1 in 2018, or 23.8% of earnings before income taxes. The effective income tax rate was significantly impacted by the following two items: (1) The lower corporate tax rate provided by the Tax Act resulted in a lower tax rate beginning in the first quarter of 2018. The effective income tax rate includes the immaterial impact of the U.S. tax on certain offshore earnings referred to as Global Intangible Low-Taxed Income (GILTI), a new deduction for Foreign Derived Intangible Income (FDII), and the new alternative U.S. tax on certain Base Erosion Anti-Avoidance (BEAT) payments from a U.S. company to any foreign related party. (2) Discrete income tax items to adjust our transition tax liability, reflect the impacts of accelerating depreciation for certain physical assets, and remeasure the impact of the U.S. tax rate on certain inter-company transactions. These discrete items resulted in approximately $7.1 of income tax benefit during 2018. The accounting for the income tax effects of the Tax Act is complete as of December 31, 2018.
We recorded a provisional income tax expense of $294.5 in 2017, or 33.7% of earnings before income taxes. This amount reflects a provisional estimate for the reduction in our deferred income tax liabilities of $30.8 as a result of the income tax rate decrease included in the Tax Act, partially offset by an estimated increase in income tax payable in the amount of $6.5 as a result of the transition tax on cash and cash equivalent balances related to accumulated earnings associated with our international operations, also included in the Tax Act. The decrease in our income tax rate from 2016 to 2017 was also related to changes in our reserve for uncertain tax positions and the adoption of the Financial Accounting Standards Board ('FASB') Accounting Standard Update ('ASU') 2016-09, Improvements to Employee Share-Based Payment Accounting, in the first quarter of 2017.
Income taxes, as a percentage of earnings before income taxes, were approximately 36.8% for 2016. The decrease in our income tax rate from 2015 to 2016 was caused by a slight change in jurisdictional income and changes in the reserve for uncertain tax positions. As our international business and profits grew the past several years, the lower income tax rates in those jurisdictions, relative to the United States, lowered our effective tax rate.

Net Earnings
Net earnings, net earnings per share (EPS), the percentage change in net earnings, and the percentage change in EPS, were as follows:

Dollar Amounts	2018 (1)	2017 (2)	2016
Net earnings	$751.9	578.6	499.4
Basic EPS	2.62	2.01	1.73
Diluted EPS	2.62	2.01	1.73

Percentage Change	2018 (1)	2017 (2)	2016
Net earnings	29.9%	15.8%	-3.3%
Basic EPS	30.5%	16.1%	-2.3%
Diluted EPS	30.5%	16.2%	-2.3%
(1) Absent the impact of the Tax Act, our net earnings for 2018 would have been $625.2, an increase of 12.8% when compared to 2017, and our basic and diluted earnings per share would have each been $2.18, an increase of 13.3%.
(2) Absent the impact of the Tax Act, our net earnings for 2017 would have been $554.2, an increase of 11.0% when compared to 2016, and our basic and diluted earnings per share would have each been $1.92, an increase of 11.2% and 11.3%, respectively.
During 2018, net earnings increased, primarily due to stronger sales and operating profits combined with a reduction in income tax expense. The increase in basic and diluted earnings per share also reflected the purchase of our shares of common stock in 2018. During 2017, net earnings increased, primarily due to stronger sales and operating profits combined with a reduction in income tax expense. The slightly higher increase in basic and diluted earnings per share was primarily due to the purchase of our shares of common stock in 2017. During 2016, net earnings decreased, despite our nominal sales growth, primarily due to the reduction in the gross profit percent realized and an increase in operating and administrative expenses. The contraction of basic and diluted earnings per share was smaller due primarily to the purchase of our shares of common stock in 2015 and early 2016.

Liquidity and Capital Resources
Net Cash Provided by Operating Activities
Net cash provided by operating activities in dollars and as a percentage of net earnings were as follows:

	2018	2017	2016
Net cash provided	$674.2	585.2	519.9
% of net earnings	89.7%	101.1%	104.1%
In 2018, the increase in net cash provided by operating activities was primarily due to our net earnings growth, which resulted from higher earnings growth and a lower tax rate as a result of the Tax Act. The decline in our operating cash flow as a percentage of net earnings largely reflects working capital trends, as further described below. In 2017, the increase in net cash provided by operating activities was primarily due to our net earnings growth. The decline in our operating cash flow as a percentage of net earnings largely reflects working capital trends, and specifically accounts receivable. In 2016, the slight contraction in the net cash provided by operating activities was driven by our initiative to add additional products into branch inventory under our CSP 16 format, and an increase in net accounts receivable growth. This decrease was partially offset by a reduction in net cash paid for income taxes.

Operational Working Capital
Operational working capital, which we define as accounts receivable, net and inventories, is highlighted below. The annual dollar change and the annual percentage change were as follows:

Dollar change	2018	2017
Accounts receivable, net	$106.4	108.1
Inventories	185.8	99.9
Operational working capital	$292.2	208.1
Annual percentage change	2018	2017
Accounts receivable, net	17.5%	21.6%
Inventories	17.0%	10.1%
Operational working capital	17.2%	13.9%
Note – Amounts may not foot due to rounding difference.
In 2018, the annual growth in net accounts receivable reflects accelerating growth in sales throughout the course of the year combined with relatively stronger growth of our national accounts and international business. In addition, two trends emerged among our customer base that increased our net accounts receivable. The first was a push from our customers to contractually increase the period between when they are invoiced and when payment is due. The second was customers delaying payments beyond the end of the applicable quarter. We saw these behaviors intensify throughout 2018. In 2017, the annual growth in net accounts receivable reflects accelerating growth in sales throughout the course of the year combined with relatively stronger growth of our national accounts and international business. Growth in accounts receivable continued in the fourth quarter of 2017, with the timing of the Christmas and New Year holidays affecting the timing of these customers' payments. Currency fluctuations also impacted accounts receivable in 2017.
Our growth in inventory balances over time does not have as tight a relationship to our monthly sales patterns as does our growth in accounts receivable. One reason for this is cyclical. The lead time for inventory procurement is typically longer than the visibility we have into future monthly sales patterns, so economic downturns can cause a spike in inventory levels, as was seen in the dramatic economic slowdown in late 2008 and early 2009. Inventories may also fluctuate independent of monthly sales patterns based on strategic decisions. For instance, at various times we have increased our relative inventory levels based on new branch openings, expanded stocking breadth at distribution centers and/or individual branches (e.g., CSP), expanded direct sourcing, and expanded Fastenal brands. Our growth drivers, including industrial vending solutions, national accounts, and Onsite and international locations, have also required significant investments in inventory. In 2018, our inventories increased as a result of growth in general demand and successful execution of our growth drivers. Inflation had an increasing impact in the second half of 2018, and our decision to accelerate shipments of product to the U.S. from overseas ahead of potential tariffs resulted in extra inventory of approximately $12.0 in the fourth quarter of 2018. In 2017, the most significant contributor to the increase in inventories was improving business activity and the growth of our Onsite business.
The approximate percentage mix of inventory stocked at our selling locations versus our distribution center and manufacturing locations was as follows at year end:

	2018	2017	2016
Selling locations	61%	65%	64%
Distribution center and manufacturing locations	39%	35%	36%
Total	100%	100%	100%
Net Cash Used in Investing Activities
Net cash used in investing activities in dollars and as a percentage of net earnings were as follows:

	2018	2017	2016
Net cash used	$173.9	179.3	188.1
% of net earnings	23.1%	31.0%	37.7%

The changes in net cash used in investing activities were primarily related to changes in our net capital expenditures as discussed below for each period and cash paid for acquisitions in 2017.

Net capital expenditures (purchases of property and equipment, less proceeds from the sale of property and equipment) in dollars and as a percentage of net earnings were as follows:

	2018	2017	2016
Net capital expenditures	$166.8	112.5	183.0
% of net earnings	22.2%	19.4%	36.6%
Note – A reconciliation of net capital expenditures is outlined in the table below.
Our net capital expenditures increased in 2018, when compared to 2017, primarily due to increased spending on hub property and equipment, both to expand current capacity and for potential future expansion, as well as vending devices to support the growth of our industrial vending program. Our net capital expenditures decreased in 2017, when compared to 2016, primarily due to lower spending in 2017 related to: (1) the absence of spending on vending equipment that occurred in 2016 related to the leased locker rollout, (2) the absence of spending on shelving and signage that occurred in 2016 for the CSP 16 initiative, and (3) timing associated with the addition of pick-up trucks. Our net capital expenditures increased in 2016 primarily due to the purchase of industrial vending devices related to the leased locker program we signed in February 2016 and spending on automation in certain distribution centers.
Property and equipment expenditures in 2018, 2017, and 2016 consisted of: (1) the purchase of software and hardware for our information processing systems, (2) the addition of fleet vehicles, (3) the purchase of signage, shelving, and other fixed assets related to branch openings and our CSP 16 initiative, (4) the addition of manufacturing and warehouse equipment, (5) the expansion or improvement of certain owned or leased branch properties, (6) purchases related to industrial vending, and (7) costs related to enhancements to distribution centers including automated systems equipment. Disposals of property and equipment consisted of the planned disposition of certain pick-up trucks, distribution vehicles and trailers in the normal course of business, and the disposition of real estate relating to several branch locations.
Set forth below is a recap of our 2018, 2017, and 2016 net capital expenditures.

	2018	2017	2016
Manufacturing, warehouse and packaging equipment, industrial vending equipment, and facilities	110.7	66.2	131.8
Shelving and related supplies for branch openings and for product expansion at existing branches	9.6	8.3	14.1
Data processing software and equipment	30.9	23.2	18.0
Real estate and improvements to branch locations	12.9	6.2	5.5
Vehicles	12.2	16.0	20.1
Purchases of property and equipment	176.3	119.9	189.5
Proceeds from sale of property and equipment	(9.5)	(7.4)	(6.5)
Net capital expenditures	166.8	112.5	183.0

We expect our net capital expenditures in 2019 to be within a range of $195.0 to $225.0. This increase is a result of higher spending for property and equipment to expand our hub capacity, vending devices, and hub vehicles, with our investments in hub capacity likely to be the primary determinant of where we fall within our range. We anticipate funding our capital expenditure needs with cash generated from operations, from available cash and cash equivalents, and from our borrowing capacity.
Net Cash Used in Financing Activities
Net cash used in financing activities in dollars and as a percentage of net earnings were as follows:

	2018	2017	2016
Net cash used	$446.5	407.2	346.8
% of net earnings	59.4%	70.4%	69.4%

The fluctuations in net cash used in financing activities are due to changes in the level of our dividend payments and in the level of common stock purchases. These amounts were partially offset by the exercise of stock options and net proceeds from debt obligations. These items in dollars and as a percentage of earnings were as follows:

	2018	2017	2016
Dividends paid	$441.9	369.1	346.6
% of net earnings	58.8%	63.8%	69.4%

Common stock purchases	103.0	82.6	59.5
% of net earnings	13.7%	14.3%	11.9%

Total returned to shareholders	$544.9	451.7	406.1
% of net earnings	72.5%	78.1%	81.3%

Proceeds from the exercise of stock options	$(13.4)	(9.5)	(29.3)
% of net earnings	-1.8%	-1.6%	-5.9%

Cash borrowings, net	$(85.0)	(35.0)	(30.0)
% of net earnings	-11.3%	-6.0%	-6.0%

Net cash used	$446.5	407.2	346.8
% of net earnings	59.4%	70.4%	69.4%
Stock Purchases
In 2018, we purchased 2,000,000 shares of our common stock at an average price of approximately $51.50 per share, in 2017, we purchased 1,900,000 shares at an average price of approximately $43.43 per share, and in 2016, we purchased 1,600,000 shares at an average price of approximately $37.15 per share.
Dividends
We declared a quarterly dividend of $0.43 per share on January 16, 2019. We paid aggregate annual dividends per share of $1.54, $1.28, and $1.20 in 2018, 2017, and 2016, respectively.
Debt
In order to fund the considerable cash needed to expand our industrial vending business, to increase the use of automation in our distribution centers, to purchase our common stock and pay dividends, and to fund the acquisition of Mansco on March 31, 2017, we have borrowed under our Credit Facility and our Master Note Agreement in recent periods.
Our borrowings under the Credit Facility peaked during each quarter of 2018 and 2017 as follows:

Peak borrowings	2018	2017
First quarter	$335.0	325.0
Second quarter	360.0	365.0
Third quarter	330.0	365.0
Fourth quarter	435.0	325.0

As of December 31, 2018, we had loans outstanding under the Credit Facility of $365.0 and contingent obligations from letters of credit outstanding under the Credit Facility in an aggregate face amount of $36.3. As of December 31, 2018, we also had loans outstanding under the Master Note Agreement of $135.0. Descriptions of our Credit Facility and Master Note Agreement are contained in Note 9 of the Notes to Consolidated Financial Statements.
Unremitted Foreign Earnings
Approximately $118.4 of cash and cash equivalents are held by non-U.S. subsidiaries. These funds may create foreign currency translation gains or losses depending on the functional currency of the entity holding the cash. We have considered the financial requirements of each foreign subsidiary and our parent company and will continue to reinvest these funds to support our expansion activities outside the U.S., even after taking into consideration the deemed repatriation and transition tax under the

Tax Act. The income tax impact of repatriating cash associated with investments in foreign subsidiaries is discussed in Note 7 of the Notes to Consolidated Financial Statements.
Effects of Inflation
Throughout 2018, we experienced increasing product cost inflation for non-fastener and, especially, fastener products. We took actions in the latter part of 2017 and throughout 2018, including pricing adjustments, to offset this inflation. While we succeeded in raising prices through the year, we were not able to do so at the same rate that our costs rose which negatively affected our profit margins and earnings in 2018. Apart from generalized inflation, tariffs were instituted on certain products that we source from China, but this occurred later in the year and did not have a meaningful impact on sales or profits in 2018. Throughout 2017, we experienced increasing product cost inflation, particularly in our fastener products. We were able to take actions during the period, including pricing adjustments, to mostly offset this inflation. In the aggregate, the overall impact of inflation and pricing on sales and profits was not material in 2017. During the first half of 2016, we experienced some deflation in our fastener products, which was largely offset by some inflation in the latter half of the year, and minimal price movements in our non-fastener products.
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
Our most significant accounting policies, including Revenue Recognition and Inventories, are described in Note 1 of the Notes to Consolidated Financial Statements. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments, or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations. Our most critical accounting estimates include the following:
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
Geographic Information
Information regarding our revenues and long-lived assets by geographic area is contained in Note 2 and Note 3 of the Notes to Consolidated Financial Statements. Risks related to our foreign operations are described earlier in this Form 10-K under the heading 'Forward-Looking Statements' and 'Item 1A. Risk Factors'.

Certain Contractual Obligations
As of December 31, 2018, we had outstanding long-term debt and facilities, equipment, and vehicles leased under operating leases. Our future obligations to pay principal of and interest on such long-term debt and to make minimum lease payments under such operating leases are as follows:

	Total	2019	2020 and 2021	2022 and 2023	After 2023
Principal of long-term debt	$500.0	3.0	40.0	397.0	60.0
Interest on long-term debt(1)	80.6	16.9	33.5	29.9	0.3
Operating leases	309.5	124.1	148.3	33.4	3.7
Total	$890.1	144.0	221.8	460.3	64.0
(1) Interest on the long-term debt outstanding under our Credit Facility was calculated using the interest rates and balances at December 31, 2018.
Purchase orders and contracts for the purchase of inventory and other goods and services are not included in the table above. Our purchase orders are based on current distribution needs and are fulfilled by our suppliers within short time horizons. We do not have significant agreements for the purchase of inventory or other goods or services specifying minimum order quantities.
Liabilities for uncertain tax positions have been excluded from the table above due to the uncertainty surrounding the ultimate settlement and timing of these liabilities, which we believe will be immaterial. A discussion of income taxes is contained in Note 7 of the Notes to Consolidated Financial Statements.
Non-GAAP Financial Measures
On December 22, 2017, the Tax Act was signed into law. The financial information included in this Form 10-K reflects the impact of the enactment of the Tax Act. Our net earnings and basic and diluted net earnings per share for 2017 and 2018 excluding the impact of the Tax Act or certain discrete tax items related to the Tax Act, are non-GAAP financial measures. Management believes reporting these measures will help investors understand the effect of tax reform on comparable reported results, and the comparable GAAP measure without these adjustments precedes any disclosure that excludes the impact of the Tax Act or certain discrete items related to the Tax Act.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to certain market risks from changes in foreign currency exchange rates, commodity steel pricing, commodity energy prices, and interest rates. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments, our operations in countries other than the U.S., and earnings denominated in foreign currencies. Historically, our primary exchange rate exposure has been with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at year end. We have not historically hedged our foreign currency risk given that exposure to date has not been material.
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. During 2018, we experienced inflation in the cost of steel products. During 2017, we experienced some inflation in the cost of steel products. During the first half of 2016, we experienced some deflation in the cost of steel products. This deflation was largely offset by some inflation in the latter half of the year. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers.
Commodity energy prices – We have market risk for changes in prices of gasoline, diesel fuel, natural gas, and electricity.
Prices for these commodities began to ease late in the year, but for most of 2018, we saw rising costs for these commodities, and that resulted in increases in fuel costs for our hub and field-based vehicles and utility costs for our in-market locations, distribution centers, and manufacturing facilities. Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. As a result, rising costs for these commodities in recent months are resulting in higher costs for many of these products. We believe that over time these risks are mitigated in part by our ability to pass freight and product costs to our customers, the efficiency of our trucking distribution network, and the ability, over time, to manage our occupancy costs related to the heating and cooling of our facilities through better efficiency.
Interest rates - Loans under our Credit Facility bear interest at floating rates tied to LIBOR (or, if LIBOR is no longer available, at a replacement rate to be determined by the administrative agent for the Credit Facility and consented to by us). As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase in LIBOR in 2018 would have resulted in approximately $3.0 of additional interest expense. A description of our Credit Facility is contained in Note 9 of the Notes to Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and board of directors of
Fastenal Company:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fastenal Company and subsidiaries (the 'Company') as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule listed in the table of contents at Item 15 (collectively, the 'consolidated financial statements'). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
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
Minneapolis, Minnesota
February 6, 2019

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in millions except share information)

	December 31
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$167.2	116.9
Trade accounts receivable, net of allowance for doubtful accounts of $12.8 and $11.9, respectively	714.3	607.8
Inventories	1,278.7	1,092.9
Prepaid income taxes	9.0	—
Other current assets	147.0	118.1
Total current assets	2,316.2	1,935.7
Property and equipment, net	924.8	893.6
Other assets	80.5	81.2
Total assets	$3,321.5	2,910.5
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$3.0	3.0
Accounts payable	193.6	147.5
Accrued expenses	240.8	194.0
Income taxes payable	—	6.5
Total current liabilities	437.4	351.0
Long-term debt	497.0	412.0
Deferred income taxes	84.4	50.6
Commitments and contingencies (Notes 5, 8, 9, and 10)
Stockholders’ equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 400,000,000 shares authorized, 285,901,919 and 287,591,536 shares issued and outstanding, respectively	2.9	2.9
Additional paid-in capital	3.0	8.5
Retained earnings	2,341.6	2,110.6
Accumulated other comprehensive loss	(44.8)	(25.1)
Total stockholders’ equity	2,302.7	2,096.9
Total liabilities and stockholders’ equity	$3,321.5	2,910.5
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Amounts in millions except earnings per share)
For the year ended December 31

	2018	2017	2016
Net sales	$4,965.1	4,390.5	3,962.0
Cost of sales	2,566.2	2,226.9	1,997.2
Gross profit	2,398.9	2,163.6	1,964.8
Operating and administrative expenses	1,400.2	1,282.8	1,169.5
Gain on sale of property and equipment	(0.5)	(1.0)	(0.5)
Operating income	999.2	881.8	795.8
Interest income	0.4	0.4	0.4
Interest expense	(12.6)	(9.1)	(6.5)
Earnings before income taxes	987.0	873.1	789.7
Income tax expense	235.1	294.5	290.3
Net earnings	$751.9	578.6	499.4
Basic net earnings per share	$2.62	2.01	1.73
Diluted net earnings per share	$2.62	2.01	1.73
Basic weighted average shares outstanding	287.0	288.2	288.9
Diluted weighted average shares outstanding	287.2	288.3	289.2
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Amounts in millions)
For the year ended December 31

	2018	2017	2016
Net earnings	$751.9	578.6	499.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2018, 2017, and 2016)	(19.7)	22.2	(0.9)
Comprehensive income	$732.2	600.8	498.5
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Amounts in millions)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2015	289.6	$2.9	2.0	1,842.9	(46.4)	1,801.4
Dividends paid in cash	—	—	—	(346.6)	—	(346.6)
Purchases of common stock	(1.6)	—	(3.9)	(55.6)	—	(59.5)
Stock options exercised	1.2	—	29.3	—	—	29.3
Stock-based compensation	—	—	4.1	—	—	4.1
Excess tax benefits from stock-based compensation	—	—	5.9	—	—	5.9
Net earnings	—	—	—	499.4	—	499.4
Other comprehensive income (loss)	—	—	—	—	(0.9)	(0.9)
Balance as of December 31, 2016	289.2	$2.9	37.4	1,940.1	(47.3)	1,933.1
Dividends paid in cash	—	—	—	(369.1)	—	(369.1)
Purchases of common stock	(1.9)	—	(43.6)	(39.0)	—	(82.6)
Stock options exercised	0.3	—	9.5	—	—	9.5
Stock-based compensation	—	—	5.2	—	—	5.2
Net earnings	—	—	—	578.6	—	578.6
Other comprehensive income (loss)	—	—	—	—	22.2	22.2
Balance as of December 31, 2017	287.6	$2.9	8.5	2,110.6	(25.1)	2,096.9
Dividends paid in cash	—	—	—	(441.9)	—	(441.9)
Purchases of common stock	(2.0)	—	(24.0)	(79.0)	—	(103.0)
Stock options exercised	0.3	—	13.4	—	—	13.4
Stock-based compensation	—	—	5.1	—	—	5.1
Net earnings	—	—	—	751.9	—	751.9
Other comprehensive income (loss)	—	—	—	—	(19.7)	(19.7)
Balance as of December 31, 2018	285.9	$2.9	3.0	2,341.6	(44.8)	2,302.7
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in millions)
For the year ended December 31

	2018	2017	2016
Cash flows from operating activities:
Net earnings	$751.9	578.6	499.4
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisitions:
Depreciation of property and equipment	134.1	123.6	103.5
Gain on sale of property and equipment	(0.5)	(1.0)	(0.5)
Bad debt expense	8.1	8.2	8.6
Deferred income taxes	33.8	(30.0)	25.6
Stock-based compensation	5.1	5.2	4.1
Amortization of intangible assets	4.1	3.8	0.5
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(120.3)	(103.7)	(40.5)
Inventories	(193.3)	(76.3)	(80.9)
Other current assets	(28.9)	(15.6)	29.1
Accounts payable	46.1	36.3	(17.2)
Accrued expenses	46.8	37.6	(28.6)
Income taxes	(15.5)	19.4	15.5
Other	2.7	(0.9)	1.3
Net cash provided by operating activities	674.2	585.2	519.9
Cash flows from investing activities:
Purchases of property and equipment	(176.3)	(119.9)	(189.5)
Proceeds from sale of property and equipment	9.5	7.4	6.5
Cash paid for acquisitions	(3.7)	(58.7)	—
Other	(3.4)	(8.1)	(5.1)
Net cash used in investing activities	(173.9)	(179.3)	(188.1)
Cash flows from financing activities:
Proceeds from debt obligations	980.0	1,015.0	950.0
Payments against debt obligations	(895.0)	(980.0)	(920.0)
Proceeds from exercise of stock options	13.4	9.5	29.3
Purchases of common stock	(103.0)	(82.6)	(59.5)
Payments of dividends	(441.9)	(369.1)	(346.6)
Net cash used in financing activities	(446.5)	(407.2)	(346.8)

Effect of exchange rate changes on cash and cash equivalents	(3.5)	5.5	(1.3)
Net increase (decrease) in cash and cash equivalents	50.3	4.2	(16.3)
Cash and cash equivalents at beginning of year	116.9	112.7	129.0
Cash and cash equivalents at end of year	$167.2	116.9	112.7
Supplemental disclosure of cash flow information:
Cash paid for interest	$12.6	8.7	6.2
Net cash paid for income taxes	$215.3	304.1	248.3
See accompanying Notes to Consolidated Financial Statements.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Business Overview and Summary of Significant Accounting Policies
Business Overview
Fastenal is a leader in the wholesale distribution of industrial and construction supplies operating a branch-based business (with an increasing number of Onsite locations). Collectively we refer to our branches and Onsite locations as in-market locations. We have approximately 3,100 in-market locations located primarily in North America.
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
Foreign Currency Translation and Transactions
The functional currency of our foreign operations is typically the applicable local currency. The functional currency is translated into United States dollars for balance sheet accounts, except retained earnings, using current exchange rates as of the balance sheet date, for retained earnings at historical exchange rates, and for revenue and expense accounts using a weighted average exchange rate during the applicable period. The translation adjustments are deferred as a separate component of stockholders' equity captioned accumulated other comprehensive income (loss). Gains or losses resulting from transactions denominated in foreign currencies are included in cost of sales or operating and administrative expenses.
Cash and Cash Equivalents
We consider all investments purchased with original maturities of three months or less to be cash equivalents.
Inventories
Inventories, consisting of finished goods merchandise held for resale, are stated at the lower of cost (first in, first out method) or net realizable value. We establish a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review and comparison of the current inventory levels to projected and historical sales of inventory.
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

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

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

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Earnings Per Share
Basic net earnings per share is calculated using net earnings available to common stockholders divided by the weighted average number of shares of common stock outstanding during the year. Diluted net earnings per share is similar to basic net earnings per share except that the weighted average number of shares of common stock outstanding includes the incremental shares assumed to be issued upon the exercise of stock options considered to be 'in-the-money' (i.e., when the market price of our stock is greater than the exercise price of our outstanding stock options).
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
In March 2018, we adopted FASB ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC
Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. GAAP to reflect the Securities and
Exchange Commission ('SEC') interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act (the 'Tax
Act') was signed into law. Additional information regarding the adoption of this standard is contained in Note 7, 'Income Taxes'.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, this guidance will apply and we will adopt this ASU beginning on January 1, 2019 and plan to elect the transition option provided under ASU 2018-11. We expect this standard will have a material effect on our Consolidated Balance Sheets with the recognition of new right of use assets and lease liabilities for all operating leases, except pick-up truck leases where we expect to elect the short-term lease recognition exemption, as these leases typically have a non-cancelable lease term of approximately one year. Upon adoption, we estimate both assets and liabilities on our Consolidated Balance Sheets will increase by approximately $250.0. Changes in our lease population or changes in incremental borrowing rates may alter this estimate. We will expand our consolidated financial statement disclosures upon adoption of this standard.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 2. Revenue
Disaggregation of Revenue
The accounting policies of the operations in the various geographic areas are the same as those described in the summary of significant accounting policies. Revenues are attributed to countries based on the location of the branch from which the sale occurred. In each of the years presented in the tables below, no single customer represented 5% or more of our consolidated net sales.
Our revenues related to the following geographic areas were as follows for the periods ended December 31:

	Twelve-month period
	2018	2017	2016
United States	$4,285.5	3,842.9	3,493.5
All foreign countries	679.6	547.6	468.5
Total revenues	$4,965.1	4,390.5	3,962.0
The percentages of our sales by end market were as follows for the periods ended December 31:

	Twelve-month period
	2018	2017	2016
Manufacturing	66.7%	66.5%	65.9%
Non-residential construction	13.1%	13.0%	13.6%
Other	20.2%	20.5%	20.5%
	100.0%	100.0%	100.0%
The percentages of our sales by product line were as follows for the periods ended December 31(1):

		Twelve-month Period
Type	Introduced	2018	2017	2016
Fasteners(2)	1967	34.9%	35.6%	36.6%
Tools	1993	10.0%	10.1%	9.9%
Cutting tools	1996	5.7%	5.8%	5.7%
Hydraulics & pneumatics	1996	6.8%	6.8%	6.9%
Material handling	1996	5.8%	5.9%	6.0%
Janitorial supplies	1996	7.6%	7.3%	7.3%
Electrical supplies	1997	4.7%	4.9%	4.8%
Welding supplies	1997	4.1%	4.2%	4.2%
Safety supplies	1999	17.2%	16.3%	16.0%
Other		3.2%	3.1%	2.6%
		100.0%	100.0%	100.0%
(1) In 2018, we reclassified certain product category designations and have conformed the prior period percentages to the current year presentation.
(2) The fastener product line represents fasteners and miscellaneous supplies.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 3. Long-Lived Assets
The accounting policies of the operations in the various geographic areas are the same as those described in the summary of significant accounting policies. Long-lived assets consist of net property and equipment, deposits, goodwill, and other net intangibles.
Property and equipment at year end consisted of the following:

	Depreciable Life in Years	2018	2017
Land	—	$36.3	38.2
Buildings and improvements	15 to 40	323.1	308.2
Automated distribution and warehouse equipment	5 to 30	229.1	220.0
Shelving, industrial vending, and equipment	3 to 10	927.6	812.9
Transportation equipment	3 to 5	77.9	76.3
Construction in progress	—	152.2	149.3
		1,746.2	1,604.9
Less accumulated depreciation		(821.4)	(711.3)
Property and equipment, net		$924.8	893.6
Our long-lived assets related to the following geographic areas:

	2018	2017	2016
United States	$947.7	919.5	899.1
All foreign countries	57.6	55.3	49.0
Total long-lived assets	$1,005.3	974.8	948.1

Note 4. Accrued Expenses
Accrued expenses at year end consisted of the following:

	2018	2017
Employee payroll and related taxes	$27.6	26.0
Employee bonuses and commissions	22.8	19.8
Profit sharing contribution	13.0	10.6
Insurance reserves	37.6	39.0
Indirect taxes	63.6	51.1
Customer promotions and marketing	50.9	36.6
Other	25.3	10.9
Accrued expenses	$240.8	194.0

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 5. Stockholders' Equity
Dividends
On January 16, 2019, our board of directors declared a quarterly dividend of $0.43 per share of common stock to be paid in cash on February 27, 2019 to shareholders of record at the close of business on January 31, 2019. We paid aggregate annual dividends per share of $1.54, $1.28, and $1.20 in 2018, 2017, and 2016, respectively.
Stock Options
Effective January 2, 2019, the compensation committee of our board of directors granted to our employees options to purchase a total of 643,957 shares of our common stock at an exercise strike price of $52.00 per share. The closing stock price on the effective date of the grant was $51.41 per share. On the same date, certain of our non-employee directors elected to forgo all or a portion of the 2019 annual cash retainer in exchange for options to acquire a total of 14,505 shares of our common stock at an exercise price of $52.00 per share.
The following tables summarize the details of options granted under our stock option plans that were still outstanding as of December 31, 2018, and the assumptions used to value those grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	December 31, 2018
Date of Grant				Options Outstanding	Options Exercisable
January 2, 2018	543,968	$55.00	$54.54	524,256	21,185
January 3, 2017	764,789	$47.00	$46.95	679,700	—
April 19, 2016	845,440	$46.00	$45.74	683,889	194,672
April 21, 2015	893,220	$42.00	$41.26	622,301	185,528
April 22, 2014	955,000	$56.00	$50.53	511,250	332,250
April 16, 2013	205,000	$54.00	$49.25	88,123	54,380
April 17, 2012	1,235,000	$54.00	$49.01	812,063	700,813
April 19, 2011	410,000	$35.00	$31.78	49,650	37,150
April 20, 2010	530,000	$30.00	$27.13	28,400	28,400
Total	6,382,417			3,999,632	1,554,378

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 2, 2018	2.2%	5.00	2.3%	23.45%	$10.03
January 3, 2017	1.9%	5.00	2.6%	24.49%	$8.40
April 19, 2016	1.3%	5.00	2.6%	26.34%	$8.18
April 21, 2015	1.3%	5.00	2.7%	26.84%	$7.35
April 22, 2014	1.8%	5.00	2.0%	28.55%	$9.57
April 16, 2013	0.7%	5.00	1.6%	37.42%	$12.66
April 17, 2012	0.9%	5.00	1.4%	39.25%	$13.69
April 19, 2011	2.1%	5.00	1.6%	39.33%	$11.20
April 20, 2010	2.6%	5.00	1.5%	39.10%	$8.14
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

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

volatilities are based on the movement of our stock price over the most recent historical period equivalent to the expected life of the option.
A summary of activities under our stock option plans consisted of the following:

	Options Outstanding	Exercise Price(1)	Remaining Life(2)
Outstanding as of January 1, 2018	3,948,908	$48.28	5.89
Granted	543,968	$55.00	9.00
Exercised	(310,383)	$43.31
Cancelled/forfeited	(182,861)	$48.86
Outstanding as of December 31, 2018	3,999,632	$49.53	5.61
Exercisable as of December 31, 2018	1,554,378	$51.06	3.69

	Options Outstanding	Exercise Price(1)	Remaining Life(2)
Outstanding as of January 1, 2017	3,757,947	$46.81	5.85
Granted	764,789	$47.00	9.00
Exercised	(329,612)	$28.59
Cancelled/forfeited	(244,216)	$48.22
Outstanding as of December 31, 2017	3,948,908	$48.28	5.89
Exercisable as of December 31, 2017	1,280,499	$50.07	3.78
(1) Weighted average exercise price.
(2) Weighted average remaining contractual life in years.
The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017, and 2016 was $4.2, $6.9, and $23.2, respectively. The intrinsic value represents the difference between the exercise price and fair value of the underlying shares at the date of exercise.
At December 31, 2018, there was $13.7 of total unrecognized stock-based compensation expense related to outstanding unvested stock options granted under the employee stock option plan. This expense is expected to be recognized over a weighted average period of 3.89 years. Any future change in estimated forfeitures will impact this amount. The total grant date fair value of stock options vested under our employee stock option plan during 2018, 2017, and 2016 was $5.3, $4.2, and $7.1, respectively.
Total stock-based compensation expense related to our employee stock option plan was $5.1, $5.2, and $4.1 for 2018, 2017, and 2016, respectively.
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive:

Reconciliation	2018	2017	2016
Basic weighted average shares outstanding	286,966,917	288,208,435	288,949,525
Weighted shares assumed upon exercise of stock options	195,847	134,298	207,998
Diluted weighted average shares outstanding	287,162,764	288,342,733	289,157,523

Summary of Anti-dilutive Options Excluded	2018	2017	2016
Options to purchase shares of common stock	1,579,757	3,524,401	3,095,343
Weighted average exercise prices of options	$55.02	49.85	50.09
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 6. Retirement Savings Plan
The Fastenal Company and Subsidiaries 401(k) and Employee Stock Ownership Plan covers all of our employees in the United States. Our employees in Canada may participate in a Registered Retirement Savings Plan. The general purpose of both of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings contributions. In addition to the participation of our employees, we make annual profit sharing contributions based on an established formula. The expense recorded under this profit sharing formula was approximately $13.0, $10.6, and $8.7 for 2018, 2017, and 2016, respectively.
Note 7. Income Taxes
Earnings before income taxes were derived from the following sources:

	2018	2017	2016
Domestic	$905.0	809.4	739.4
Foreign	82.0	63.7	50.3
Earnings before income taxes	$987.0	873.1	789.7
Components of income tax expense (benefit) were as follows:

2018:	Current	Deferred	Total
Federal	$143.8	27.4	171.2
State	38.8	0.2	39.0
Foreign	24.1	0.8	24.9
Income tax expense	$206.7	28.4	235.1

2017:	Current	Deferred	Total
Federal	$270.6	(33.1)	237.5
State	33.2	3.3	36.5
Foreign	20.5	—	20.5
Income tax expense	$324.3	(29.8)	294.5

2016:	Current	Deferred	Total
Federal	$223.9	23.2	247.1
State	28.2	1.2	29.4
Foreign	12.6	1.2	13.8
Income tax expense	$264.7	25.6	290.3
Income tax expense in the accompanying consolidated financial statements differed from the expected expense as follows:

	2018	2017	2016
U.S. federal statutory income tax rate	21.0%	35.0%	35.0%
U.S. federal income tax expense at statutory rate	$207.3	305.6	276.4
Increase (decrease) attributed to:
State income taxes, net of federal benefit	30.2	21.5	20.0
Transition tax	1.2	6.5	—
Remeasurement of deferred taxes for Tax Act	(11.5)	(30.8)	—
Other, net	7.9	(8.3)	(6.1)
Total income tax expense	$235.1	294.5	290.3
Effective income tax rate	23.8%	33.7%	36.8%

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at year end consisted of the following:

	2018	2017
Deferred income tax assets (liabilities):
Inventory costing and valuation methods	$4.2	3.6
Allowance for doubtful accounts	3.2	3.0
Insurance reserves	8.1	8.4
Customer promotions	1.9	1.3
Stock-based compensation	5.6	5.2
Federal and state benefit of uncertain tax positions	0.8	0.9
Foreign net operating loss and credit carryforwards	3.2	4.2
Foreign valuation allowances	(2.7)	(2.8)
Other, net	1.3	0.8
Total deferred income tax assets	25.6	24.6
Property and equipment	(104.7)	(75.2)
Total deferred income tax liabilities	(104.7)	(75.2)
Deferred income tax liabilities	$(79.1)	(50.6)
A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits was as follows:

	2018	2017
Balance at beginning of year:	$4.4	5.4
Increase related to prior year tax positions	1.8	0.4
Decrease related to prior year tax positions	(0.6)	(0.5)
Increase related to current year tax positions	0.7	0.7
Decrease related to statute of limitation lapses	(0.9)	(1.1)
Settlements	(0.1)	(0.5)
Balance at end of year:	$5.3	4.4
Included in the liability for gross unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. The amount of gross unrecognized tax benefits that would favorably impact the effective tax rate, if recognized, is not material. We do not anticipate significant changes in total unrecognized tax benefits during the next twelve months. The 2018 liability is included in deferred income taxes and the 2017 liability is included in income taxes payable on the Consolidated Balance Sheets.
We file income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2016 in the case of United States federal examinations, and 2014 in the case of foreign, state, and local examinations.
On December 22, 2017, the Tax Act was signed into law. The Tax Act made broad and complex changes to the U.S. tax code which include: a lowering of the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, accelerated expensing of qualified capital investments for a specific period, and a transition from a worldwide to a territorial tax system which requires companies to pay a one-time transition tax on certain unrepatriated earnings from foreign subsidiaries.
ASC 740 requires a company to record the effects of a tax law change in the period of enactment which, for us, was fiscal 2017. ASU 2018-05 provides guidance on the application of the Tax Act which includes allowing a company to record a provisional amount during the measurement period for the impacts when the necessary information is not available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.
We recorded income tax expense of $235.1 in 2018, or 23.8% of earnings before income taxes. The effective income tax rate was significantly impacted by the following two items: (1) The lower corporate tax rate provided by the Tax Act resulted in a lower tax rate beginning in the first quarter of 2018. The effective income tax rate includes the immaterial impact of the U.S.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

tax rate on certain offshore earnings referred to as GILTI, a new deduction for FDII, and the new alternative U.S. tax on certain BEAT payments from a U.S. company to any foreign related party. (2) Discrete income tax items to adjust our transition tax liability, reflect the impacts of accelerating depreciation for certain physical assets, and remeasure the impact of the U.S. tax rate on certain inter-company transactions. These discrete items resulted in approximately $7.1 of income tax benefit during 2018. The accounting for the income tax effects of the Tax Act is complete as of December 31, 2018.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal and that position has not changed subsequent to the one-time transition tax under the Tax Act. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our approximately $248.0 of undistributed earnings from foreign subsidiaries to the U.S. as those earnings continue to be permanently reinvested.
Note 8. Operating Leases
We lease space under non-cancelable operating leases for several distribution centers, several manufacturing locations, and certain branch locations. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Any such terms are recognized as rent expense over the term of the lease. Further, the leases do not contain contingent rent provisions. The net book value of leasehold improvements at December 31, 2018 was $2.3. We lease certain semi-tractors and pick-ups under operating leases. Our pick-up leases typically have a non-cancelable lease term of one year, with renewal options for up to 72 months. Our average lease term for pick-ups is typically 39 months to 45 months. Future minimum lease payments for all operating leases are as follows:

	Leased Facilities and Equipment	Leased Vehicles	Total
2019	$84.1	40.0	124.1
2020	69.1	25.5	94.6
2021	42.8	10.9	53.7
2022	21.8	1.9	23.7
2023	9.7	—	9.7
2024 and thereafter	3.7	—	3.7
Total minimum lease payments	$231.2	78.3	309.5
Rent expense under all operating leases was as follows:

	Leased Facilities and Equipment	Leased Vehicles	Total
2018	$110.7	47.5	158.2
2017	$109.5	45.8	155.3
2016	$110.1	42.7	152.8
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases was approximately $80.8. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote. To the extent our fleet contains vehicles we estimate will settle at a gain, such gains on these vehicles will be recognized when we sell the vehicle.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 9. Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at year end consisted of the following:

	2018	2017
Outstanding loans under unsecured revolving credit facility	$365.0	280.0
2.00% Senior unsecured promissory note payable	40.0	40.0
2.45% Senior unsecured promissory note payable	35.0	35.0
3.22% Senior unsecured promissory note payable	60.0	60.0
Total debt	500.0	415.0
Less: Current portion of debt	(3.0)	(3.0)
Long-term debt	$497.0	412.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation	$36.3	36.3
Unsecured Revolving Credit Facility
We have a $700.0 committed unsecured revolving credit facility ('Credit Facility'). The Credit Facility includes a committed letter of credit subfacility of $55.0. The commitments under the Credit Facility will expire (and any borrowings outstanding under the Credit Facility will become due and payable) on November 30, 2023. In the next twelve months, we have the ability and intent to repay a portion of the outstanding loans using cash; therefore, we have classified this portion as a current liability. The Credit Facility contains certain financial and other covenants, and our right to borrow under the Credit Facility is conditioned upon, among other things, our compliance with these covenants. We are currently in compliance with these covenants.
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to the London Interbank Offered Rate ('LIBOR') for interest periods of various lengths selected by us, plus 0.95%. Based on the interest periods we have chosen, our weighted per annum interest rate at December 31, 2018 was approximately 3.5%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our usage of the Credit Facility.
Senior Unsecured Promissory Notes Payable
We have issued senior unsecured promissory notes under our master note agreement (the 'Master Note Agreement') in the aggregate principal amount of $135.0. Our aggregate borrowing capacity under the Master Note Agreement is $600.0; however, none of the institutional investors party to that agreement are committed to purchase notes thereunder.
The notes currently issued under our Master Note Agreement consist of three series. The first is in an aggregate principal amount of $40.0, bears interest at a fixed rate of 2.00% per annum, and is due and payable on July 20, 2021. The second is in an aggregate principal amount of $35.0, bears interest at a fixed rate of 2.45% per annum, and is due and payable on July 20, 2022. The third is in an aggregate principal amount of $60.0, bears interest at a fixed rate of 3.22% per annum, and is due and payable on March 1, 2024. There is no amortization of these notes prior to their maturity date and interest is payable quarterly.
Note 10. Legal Contingencies
We are involved in certain legal actions. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, that could require significant expenditures or result in lost revenues. We record a liability for these legal actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. As of December 31, 2018, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.
Note 11. Subsequent Events
We evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the Notes to Consolidated Financial Statements, with the exception of the dividend declaration and stock option activities disclosed in Note 5.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 12. Selected Quarterly Financial Data (Unaudited)
(Amounts in millions except per share information)

2018:	Net Sales	Gross Profit	Pre-tax Earnings	Net Earnings	(1)	Basic Net Earnings per Share	(1), (2)	Diluted Net Earnings per Share	(1), (2)
First quarter	$1,185.8	577.6	231.9	174.3		0.61		0.61
Second quarter	1,267.9	617.7	265.9	211.2		0.74		0.74
Third quarter	1,279.8	615.8	259.4	197.6		0.69		0.69
Fourth quarter	1,231.6	587.8	229.8	168.8		0.59		0.59
Total	$4,965.1	2,398.9	987.0	751.9		2.62		2.62

2017:	Net Sales	Gross Profit	Pre-tax Earnings	Net Earnings		Basic Net Earnings per Share	(2)	Diluted Net Earnings per Share	(2)
First quarter	$1,047.7	518.0	210.9	134.2		0.46		0.46
Second quarter	1,121.5	558.5	235.4	148.9		0.52		0.52
Third quarter	1,132.8	555.9	226.0	143.1		0.50		0.50
Fourth quarter	1,088.5	531.2	200.8	152.4	(3)	0.53	(3)	0.53	(3)
Total	$4,390.5	2,163.6	873.1	578.6	(3)	2.01	(3)	2.01	(3)
(1) Absent the impact of the Tax Act, our net earnings for the first, second, third, and fourth quarters would have been $147.0, $168.7, $164.3, and $145.2, respectively, and $625.2 for the full year. Our basic and diluted net earnings per share would have each been $0.51, $0.59, $0.57, and $0.51, respectively, and $2.18 for the full year.
(2) Amounts may not foot due to rounding difference.
(3) Absent the impact of the Tax Act, our net earnings for the fourth quarter of 2017 would have been approximately $128.1 and $554.2 for the full year. Our basic and diluted net earnings per share would have each been $0.45 for the fourth quarter and $1.92 for the full year.
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
Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2018. There was no change in the company's internal control over financial reporting during the company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

/s/ Daniel L. Florness	/s/ Holden Lewis
Daniel L. Florness	Holden Lewis
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Winona, Minnesota
February 6, 2019

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
In January 2004, our board of directors adopted a supplement to our existing standards of conduct designed to qualify the standards of conduct as a code of ethics within the meaning of Item 406(b) of Regulation S-K promulgated by the SEC ('Code of Ethics'). The standards of conduct, as supplemented, apply to all of our directors, officers, and employees, including without limitation our chief executive officer, chief financial officer, principal accounting officer, and controller (if any), and persons performing similar functions ('Senior Financial Officers'). Those portions of the standards of conduct, as supplemented, that constitute a required element of a Code of Ethics are available without charge by submitting a request to us pursuant to the directions detailed under 'Does Fastenal have a Code of Conduct?' on the 'Investor FAQs' page of the 'Investor Relations' section of our website at www.fastenal.com. In the event we amend or waive any portion of the standards of conduct, as supplemented, that constitutes a required element of a Code of Ethics and such amendment or waiver applies to any of our Senior Financial Officers, we intend to post on our website at www.fastenal.com, within four business days after the date of such amendment or waiver, a brief description of such amendment or waiver, the name of each Senior Financial Officer to whom the amendment or waiver applies, and the date of the amendment or waiver.
The executive officers of Fastenal Company are:

Name	Employee of Fastenal Since	Age	Position
Daniel L. Florness	1996	55	President, Chief Executive Officer, and Director
William J. Drazkowski	1995	47	Executive Vice President – National Accounts Sales
Leland J. Hein	1985	58	Senior Executive Vice President – Sales
James C. Jansen	1992	48	Executive Vice President – Manufacturing
Holden Lewis	2016	49	Executive Vice President and Chief Financial Officer
Sheryl A. Lisowski	1994	51	Controller, Chief Accounting Officer, and Treasurer
Nicholas J. Lundquist	1979	61	Senior Executive Vice President – Operations
Charles S. Miller	1999	44	Executive Vice President – Sales
Terry M. Owen	1999	50	Senior Executive Vice President – Sales Operations
John L. Soderberg	1993	47	Executive Vice President – Information Technology
Jeffery M. Watts	1996	47	Executive Vice President – International Sales
Reyne K. Wisecup	1988	55	Senior Executive Vice President – Human Resources and Director
Mr. Florness has been our president and chief executive officer since January 2016. From December 2002 to December 2015, Mr. Florness was an executive vice president and our chief financial officer. From June 1996 to November 2002, Mr. Florness was our chief financial officer. During his time as chief financial officer, Mr. Florness' responsibilities expanded beyond finance, including leadership of a portion of our manufacturing division, our product development and procurement, and the company's national accounts business. Mr. Florness has served as one of our directors since January 2016.
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
Mr. Jansen has been our executive vice president – manufacturing since January 2016. Mr. Jansen's responsibilities include oversight of our industrial services, quality assurance, aerospace, and manufacturing operations. From December 2010 to December 2015, Mr. Jansen was our executive vice president - operations. From November 2007 to December 2010, Mr. Jansen was our executive vice president – internal operations. From May 2005 to November 2007, Mr. Jansen served as our leader of systems development (this role encompassed both information systems and distribution systems development). From April 2000 to April 2005, Mr. Jansen served as regional vice president of our Texas based region.
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
Mr. Owen has been our senior executive vice president – sales operations since January 2016. Mr. Owen's responsibilities include oversight of our information technology, e-commerce, marketing, international sales, national accounts, government sales, FAST Solutions®, our Mansco division, and manufacturing operations. From July 2015 to December 2015, Mr. Owen was one of our executive vice president – sales. From May 2014 to June 2015, Mr. Owen served as our executive vice president – e-business, and from December 2007 to May 2014, Mr. Owen was regional vice president of our Texas based and Mexico regions. Prior to December 2007, Mr. Owen served in various distribution center leadership roles at our company.
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
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,999,632	$49.53	7,314,063
Equity compensation plans not approved by security holders	—	—	—
Total	3,999,632		7,314,063

(1)	Reflects stock option awards issued and issuable in the future under our Fastenal Company Stock Option Plan and our Fastenal Company Non-Employee Director Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Earnings for the years ended December 31, 2018, 2017, and 2016
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2018, 2017, and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
2. Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts
3. Exhibits:
INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 10-Q for the quarter ended March 31, 2012 (file no. 000-016125))
3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company's Form 8-K dated as of January 17, 2019 (file no. 000-16125))
4.1	Form of Senior Notes due July 20, 2021 (incorporated by reference to Exhibit 4.1 to Fastenal Company’s Form 8‑K dated as of July 20, 2016 (file no. 000-16125))
4.2	Form of Senior Notes due July 20, 2022 (incorporated by reference to Exhibit 4.2 to Fastenal Company’s Form 8‑K dated as of July 20, 2016 (file no. 000-16125))
4.3	Form of Senior Notes due March 1, 2024 (incorporated by reference to Exhibit 4.1 to Fastenal Company's Form 10-Q for the quarter ended March 31, 2017 (file no. 000-016125))
10.1	Bonus Program for Executive Officers*
10.2
Fastenal Company Stock Option Plan as amended and restated effective as of December 12, 2014 (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated December 17, 2014 (file no. 000-16125))*

10.3	Fastenal Company Incentive Plan (incorporated by reference to Appendix A to Fastenal Company's Proxy Statement dated February 23, 2012 (file no. 000-16125))*
10.4
Fastenal Company Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 99 to Fastenal Company's Registration Statement on Form S-8 filed on April 25, 2018 (file no. 333‑224441)).*

10.5
Credit Agreement, dated as of May 1, 2015, among Fastenal Company, the Lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated May 5, 2015 (file no. 001‑16125)).

10.6
First Amendment to Credit Agreement, dated as of November 23, 2015, among Fastenal Company, the Lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated November 25, 2015 (file no. 001‑16125)).

10.7
Second Amendment to Credit Agreement, dated as of March 10, 2017, by and among Fastenal Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated as of March 14, 2017 (file no. 001‑16125)).

10.8
Third Amendment to Credit Agreement dated as of November 30, 2018 among Fastenal Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8‑K dated December 3, 2018 (file no. 001-16125)).

Exhibit Number	Description of Document
10.9
Master Note Agreement dated as of July 20, 2016 by and among (i) Fastenal Company, (ii) Metropolitan Life Insurance Company, NYL Investors LLC and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), as investor group representatives (each, an 'Investor Group Representative'), and (iii) Metropolitan Life Insurance Company (in its capacity as a purchaser of notes under such Master Note Agreement) and/or affiliates of any Investor Group Representative who become purchasers of notes under such Master Note Agreement (incorporated by reference to Exhibit 10.1 to Fastenal Company’s Form 8-K dated as of July 20, 2016 (file no. 001-16125)).

10.10
Omnibus First Amendment to Master Note Agreement and Subsidiary Guaranty Agreement dated as of November 30, 2018 by and among Fastenal Company, Fastenal Company Purchasing, and Fastenal IP Company, on one hand, and Metropolitan Life Insurance Company, NYL Investors LLC, PGIM, Inc., and each holder of Notes that are signatory thereto, on the other hand (incorporated by reference to Exhibit 10.2 to Fastenal Company's Form 8-K dated December 3, 2018 (file no. 001-16125)).

13	Portions of 2018 Annual Report to Shareholders not included in this Form 10-K (only those sections specifically incorporated by reference in this Form 10-K shall be deemed filed with the SEC)
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

FASTENAL COMPANY
Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2018, 2017, and 2016
(Amounts in millions)

Description	Balance at Beginning of Year	"Additions" Charged to Costs and Expenses		"Other" Additions (Deductions)	"Less" Deductions		Balance at End of Year
Year ended December 31, 2018
Allowance for doubtful accounts	$11.9	8.1		—	7.2		12.8
Insurance reserves	$39.0	66.9	(1)	—	68.3	(2)	37.6
Year ended December 31, 2017
Allowance for doubtful accounts	$11.2	8.2		—	7.5		11.9
Insurance reserves	$34.6	68.2	(1)	—	63.8	(2)	39.0
Year ended December 31, 2016
Allowance for doubtful accounts	$11.7	8.5		—	9.0		11.2
Insurance reserves	$31.8	62.3	(1)	—	59.5	(2)	34.6
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

Date:	February 6, 2019

FASTENAL COMPANY

By	/s/ Daniel L. Florness
Daniel L. Florness, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 6, 2019

/s/ Daniel L. Florness	/s/ Holden Lewis
Daniel L. Florness, President and Chief Executive Officer (Principal Executive Officer), and Director	Holden Lewis, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Sheryl A. Lisowski
Sheryl A. Lisowski, Controller, Chief Accounting Officer, and Treasurer (Principal Accounting Officer)

/s/ Willard D. Oberton	/s/ Darren R. Jackson
Willard D. Oberton, Director (Chairman)	Darren R. Jackson, Director

/s/ Michael J. Ancius	/s/ Daniel L. Johnson
Michael J. Ancius, Director	Daniel L. Johnson, Director

/s/ Michael J. Dolan	/s/ Scott A. Satterlee
Michael J. Dolan, Director	Scott A. Satterlee, Director

/s/ Stephen L. Eastman	/s/ Reyne K. Wisecup
Stephen L. Eastman, Director	Reyne K. Wisecup, Director

/s/ Rita J. Heise
Rita J. Heise, Director