Form 10-Q
period 2019-03-31
FASTENAL CO
filed 2019-04-16
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019, or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class	Outstanding at April 10, 2019
Common Stock, par value $.01 per share	286,314,823

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in millions except share information)

	(Unaudited)
Assets	March 31, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$185.4	167.2
Trade accounts receivable, net of allowance for doubtful accounts of $11.8 and $12.8, respectively	793.0	714.3
Inventories	1,293.9	1,278.7
Prepaid income taxes	—	9.0
Other current assets	116.9	147.0
Total current assets	2,389.2	2,316.2

Property and equipment, net	943.3	924.8
Operating lease right-of-use assets	220.9	—
Other assets	98.4	80.5

Total assets	$3,651.8	3,321.5

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$4.4	3.0
Accounts payable	183.9	193.6
Accrued expenses	232.8	240.8
Current portion of operating lease liabilities	91.8	—
Income taxes payable	41.7	—
Total current liabilities	554.6	437.4

Long-term debt	484.6	497.0
Operating lease liabilities	130.4	—
Deferred income taxes	85.0	84.4

Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 400,000,000 shares authorized, 286,265,537 and 285,901,919 shares issued and outstanding, respectively	2.9	2.9
Additional paid-in capital	22.7	3.0
Retained earnings	2,412.7	2,341.6
Accumulated other comprehensive loss	(41.1)	(44.8)
Total stockholders' equity	2,397.2	2,302.7
Total liabilities and stockholders' equity	$3,651.8	3,321.5
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Amounts in millions except earnings per share)

	(Unaudited)
	Three Months Ended March 31,
	2019	2018
Net sales	$1,309.3	1,185.8

Cost of sales	684.6	608.2
Gross profit	624.7	577.6

Operating and administrative expenses	363.6	342.7
(Gain) loss on sale of property and equipment	(0.3)	0.4
Operating income	261.4	234.5

Interest income	0.1	0.1
Interest expense	(4.0)	(2.7)

Earnings before income taxes	257.5	231.9

Income tax expense	63.4	57.6

Net earnings	$194.1	174.3

Basic net earnings per share	$0.68	0.61

Diluted net earnings per share	$0.68	0.61

Basic weighted average shares outstanding	286.1	287.6

Diluted weighted average shares outstanding	286.5	287.9
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)

	(Unaudited)
	Three Months Ended March 31,
	2019	2018
Net earnings	$194.1	174.3
Other comprehensive income, net of tax:
Foreign currency translation adjustments (net of tax of $0.00 in 2019 and 2018)	3.7	2.0
Comprehensive income	$197.8	176.3
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Amounts in millions except per share information)

	(Unaudited)
	Three Months Ended March 31,
	2019	2018
Common stock
Balance at beginning of period	$2.9	2.9
Balance at end of period	2.9	2.9
Additional paid-in capital
Balance at beginning of period	3.0	8.5
Stock options exercised	18.1	3.8
Stock-based compensation	1.6	1.4
Balance at end of period	22.7	13.7
Retained earnings
Balance at beginning of period	2,341.6	2,110.6
Net earnings	194.1	174.3
Dividends paid in cash	(123.0)	(106.4)
Balance at end of period	2,412.7	2,178.5
Accumulated other comprehensive income (loss)
Balance at beginning of period	(44.8)	(25.1)
Other comprehensive income	3.7	2.0
Balance at end of period	(41.1)	(23.1)
Total stockholders' equity	$2,397.2	2,172.0

Cash dividends declared per share of common stock	$0.43	$0.37
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)

	(Unaudited)
	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$194.1	174.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	35.4	32.4
(Gain) loss on sale of property and equipment	(0.3)	0.4
Bad debt expense	2.0	1.3
Deferred income taxes	0.6	12.1
Stock-based compensation	1.6	1.4
Amortization of intangible assets	1.0	1.0
Changes in operating assets and liabilities:
Trade accounts receivable	(79.5)	(82.4)
Inventories	(13.5)	(41.2)
Other current assets	30.1	18.4
Accounts payable	(9.7)	0.6
Accrued expenses	(8.0)	5.7
Income taxes	50.7	35.6
Other	0.4	0.1
Net cash provided by operating activities	204.9	159.7

Cash flows from investing activities:
Purchases of property and equipment	(54.4)	(31.5)
Proceeds from sale of property and equipment	1.6	2.7
Other	0.1	(0.1)
Net cash used in investing activities	(52.7)	(28.9)

Cash flows from financing activities:
Proceeds from debt obligations	210.0	180.0
Payments against debt obligations	(240.0)	(190.0)
Proceeds from exercise of stock options	18.1	3.8
Payments of dividends	(123.0)	(106.4)
Net cash used in financing activities	(134.9)	(112.6)

Effect of exchange rate changes on cash and cash equivalents	0.9	2.0

Net increase in cash and cash equivalents	18.2	20.2

Cash and cash equivalents at beginning of period	167.2	116.9
Cash and cash equivalents at end of period	$185.4	137.1

Supplemental disclosure of cash flow information:
Cash paid for interest	$4.0	2.7
Net cash paid for income taxes	$11.7	9.6
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2019 and 2018
(Unaudited)

(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as the company, Fastenal, or by terms such as we, our, or us) have been prepared in accordance with U.S. generally accepted accounting principles ('GAAP') for interim financial information. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in our consolidated financial statements as of and for the year ended December 31, 2018. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Recently Adopted Accounting Pronouncements
Effective January 1, 2019, we adopted the Financial Accounting Standards Board ('FASB') Accounting Standards Update ('ASU') 2016-02, Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition, which we elected. As a result of the adoption of ASC 842 on January 1, 2019, we recorded both operating lease right-of-use ('ROU') assets of $227.5 and lease liabilities of $228.3. The adoption of ASC 842 had an immaterial impact on our Condensed Consolidated Statement of Earnings and Condensed Consolidated Statement of Cash Flows for the three-month period ended March 31, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification.
Additional information and disclosures required by this new standard are contained in Note 5, 'Operating Leases'.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2019 and 2018
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
Disaggregation of Revenue
Our revenues related to the following geographic areas were as follows for the periods ended March 31:

	Three-month Period
	2019	2018
United States	$1,124.8	1,028.5
All foreign countries	184.5	157.3
Total revenues	$1,309.3	1,185.8

The percentages of our sales by end market were as follows for the periods ended March 31:

	Three-month Period
	2019	2018
Manufacturing	67.8%	67.7%
Non-residential construction	12.7%	12.7%
Other	19.5%	19.6%
	100.0%	100.0%

The percentages of our sales by product line were as follows for the periods ended March 31:

		Three-month Period
Type	Introduced	2019	2018
Fasteners(1)	1967	34.8%	35.0%
Tools	1993	9.9%	10.2%
Cutting tools	1996	5.9%	5.7%
Hydraulics & pneumatics	1996	6.9%	7.0%
Material handling	1996	5.8%	5.8%
Janitorial supplies	1996	7.5%	7.4%
Electrical supplies	1997	4.7%	4.8%
Welding supplies	1997	4.1%	4.2%
Safety supplies	1999	17.2%	16.8%
Other		3.2%	3.1%
		100.0%	100.0%
(1) The fasteners product line represents fasteners and miscellaneous supplies.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2019 and 2018
(Unaudited)

(3) Stockholders' Equity
Dividends
On April 10, 2019, our board of directors declared a dividend of $0.43 per share of common stock to be paid in cash on May 22, 2019 to shareholders of record at the close of business on April 24, 2019. Since 2011, we have paid quarterly dividends. Our board of directors intends to continue paying quarterly dividends, provided that any future determination as to payment of dividends will depend on the financial condition and results of operations of the company and such other factors as are deemed relevant by the board of directors.
The following table presents the dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2019	2018
First quarter	$0.43	0.37
Second quarter	0.43	0.37
Third quarter		0.40
Fourth quarter		0.40
Total	$0.86	1.54

Stock Options
The following tables summarize the details of options granted under our stock option plans that were still outstanding as of March 31, 2019, and the assumptions used to value these grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	March 31, 2019
Date of Grant				Options Outstanding	Options Exercisable
January 2, 2019	658,462	$52.00	$51.41	657,118	14,505
January 2, 2018	543,968	$55.00	$54.54	519,349	21,185
January 3, 2017	764,789	$47.00	$46.95	646,854	206,755
April 19, 2016	845,440	$46.00	$45.74	668,947	185,055
April 21, 2015	893,220	$42.00	$41.26	575,476	142,607
April 22, 2014	955,000	$56.00	$50.53	445,900	266,900
April 16, 2013	205,000	$54.00	$49.25	74,435	42,567
April 17, 2012	1,235,000	$54.00	$49.01	643,713	534,963
April 19, 2011	410,000	$35.00	$31.78	38,650	26,150
Total	6,510,879			4,270,442	1,440,687

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2019 and 2018
(Unaudited)

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 2, 2019	2.5%	5.00	2.9%	23.96%	$8.79
January 2, 2018	2.2%	5.00	2.3%	23.45%	$10.03
January 3, 2017	1.9%	5.00	2.6%	24.49%	$8.40
April 19, 2016	1.3%	5.00	2.6%	26.34%	$8.18
April 21, 2015	1.3%	5.00	2.7%	26.84%	$7.35
April 22, 2014	1.8%	5.00	2.0%	28.55%	$9.57
April 16, 2013	0.7%	5.00	1.6%	37.42%	$12.66
April 17, 2012	0.9%	5.00	1.4%	39.25%	$13.69
April 19, 2011	2.1%	5.00	1.6%	39.33%	$11.20
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the three-month periods ended March 31, 2019 and 2018 was $1.6 and $1.4, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of March 31, 2019 was $17.0 and is expected to be recognized over a weighted average period of 4.28 years. Any future changes in estimated forfeitures will impact this amount.
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings per share calculation because they were anti-dilutive:

	Three-month Period
Reconciliation	2019	2018
Basic weighted average shares outstanding	286,086,301	287,642,801
Weighted shares assumed upon exercise of stock options	410,680	232,962
Diluted weighted average shares outstanding	286,496,981	287,875,763

	Three-month Period
Summary of Anti-dilutive Options Excluded	2019	2018
Options to purchase shares of common stock	1,454,355	1,616,963
Weighted average exercise prices of options	$53.87	55.02
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2019 and 2018
(Unaudited)

(4) Income Taxes
Fastenal files income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2016 in the case of United States federal examinations, and 2014 in the case of foreign, state, and local examinations. During the first quarter of 2019, there were no material changes in unrecognized tax benefits.
(5) Operating Leases
We lease space under non-cancelable operating leases for several distribution centers, several manufacturing locations, and certain branch locations. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the leases do not contain contingent rent provisions. We also lease certain semi-tractors, pick-up trucks, and computer equipment under operating leases. Many of our leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. Our pick-up truck leases typically have a non-cancelable lease term of less than one year and therefore, we have elected the practical expedient to exclude these short-term leases from our ROU assets and lease liabilities.
Most leases include one or more options to renew. The exercise of lease renewal options is typically at our sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our ROU assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term.
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. We have a centrally managed treasury function; therefore, based on the applicable lease terms and the current economic environment, we apply a portfolio approach for determining the incremental borrowing rate.
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases was approximately $85.2. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote. To the extent our fleet contains vehicles we estimate will settle at a gain, such gains on these vehicles will be recognized when we sell the vehicle.
The cost components of our operating leases were as follows for the period ended March 31, 2019:

	Three-month Period
	Leased Facilities and Equipment	Leased Vehicles	Total
Operating lease cost	$25.7	3.1	28.8
Variable lease cost	3.3	0.4	3.7
Short-term lease cost	—	7.3	7.3
Total	$29.0	10.8	39.8
Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred by the lessor as well as variable mileage costs related to our leased vehicles.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2019 and 2018
(Unaudited)

Maturities of our lease liabilities for all operating leases are as follows as of March 31, 2019:

	Leased Facilities and Equipment	Leased Vehicles	Total
2019	$66.0	8.0	74.0
2020	68.5	7.1	75.6
2021	43.5	2.9	46.4
2022	22.7	0.7	23.4
2023	10.7	0.2	10.9
2024 and thereafter	3.8	0.2	4.0
Total lease payments	$215.2	19.1	234.3
Less: Interest	(11.4)	(0.7)	(12.1)
Present value of lease liabilities	$203.8	18.4	222.2
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of March 31, 2019:

Remaining lease term and discount rate:	March 31, 2019
Weighted average remaining lease term (years)
Leased facilities and equipment	3.14
Leased vehicles	2.24
Weighted average discount rate
Lease facilities and equipment	3.57%
Leased vehicles	3.48%
Supplemental cash flow information related to our operating leases was as follows for the period ended March 31, 2019:

Three-month Period
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$28.4
Leased assets obtained in exchange for new operating lease liabilities	21.8

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2019 and 2018
(Unaudited)

(6) Debt Commitments
Credit Facility, Notes Payable, Industrial Revenue Bonds, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	March 31, 2019	December 31, 2018
Outstanding loans under unsecured revolving credit facility	$335.0	365.0
2.00% Senior unsecured promissory note payable	40.0	40.0
2.45% Senior unsecured promissory note payable	35.0	35.0
3.22% Senior unsecured promissory note payable	60.0	60.0
Industrial revenue bonds	19.0	—
Total debt	489.0	500.0
Less: Current portion of debt	(4.4)	(3.0)
Long-term debt	$484.6	497.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation	$36.3	36.3
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
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to the London Interbank Offered Rate ('LIBOR') for interest periods of various lengths selected by us, plus 0.95%. Based on the interest periods we have chosen, our weighted per annum interest rate at March 31, 2019 was approximately 3.4%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our usage of the Credit Facility.
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
Industrial Revenue Bonds
We have been expanding our office and distribution facility at our Kansas City, Kansas location and financed the expansion of this facility under two Industrial Revenue Bonds ('IRBs') with an aggregate principal amount of $19.0. We subsequently purchased 100% of the outstanding bonds under the IRBs at par and under the IRB debt agreement, we have the right of offset. Accordingly, the impact of the IRB has been reflected as a non-cash transaction in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019. The purchase of the $19.0 of outstanding IRBs is included in other assets and the $19.0 debt obligation is included in long-term debt on the Condensed Consolidated Balance Sheet as of March 31, 2019.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2019 and 2018
(Unaudited)

(7) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2018 annual report on Form 10-K in Note 10 of the Notes to Consolidated Financial Statements. As of March 31, 2019, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.
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
Business
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of over 3,100 in-market locations. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance, repair, and operations (MRO). The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, oil exploration, production, and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our branches and customers are primarily located in North America.
Our motto is Growth through Customer Service®. We are a growth-centric organization focused on identifying 'drivers' that allow us to get closer to our customers and gain market share in what we believe remains a fragmented industrial distribution market. Our growth drivers have evolved and changed, and can be expected to continue to evolve and change, over time.
Executive Overview
Net sales increased $123.6, or 10.4%, in the first quarter of 2019 relative to the first quarter of 2018. Our gross profit as a percentage of net sales declined to 47.7% in the first quarter of 2019 from 48.7% in the first quarter of 2018. Our operating income, as a percentage of net sales, improved to 20.0% in the first quarter of 2019 from 19.8% in the first quarter of 2018. Our net earnings during the first quarter of 2019 were $194.1, an increase of 11.4% when compared to the first quarter of 2018. Our diluted net earnings per share were $0.68 during the first quarter of 2019 compared to $0.61 during the first quarter of 2018.
We continue to focus on our growth drivers. During the first quarter of 2019, we signed 59 new national account contracts (defined as new customer accounts with a multi-site contract). Additionally, we signed 105 new Onsite customer locations (defined as dedicated sales and service provided from within, or in close proximity to, the customer's facility) and 5,603 new industrial vending devices in the first quarter of 2019.
The table below summarizes our total employee headcount, our investments in in-market locations (defined as the sum of the total number of public branch locations and the total number of active Onsite locations), and industrial vending devices at the end of the periods presented and the percentage change compared to the end of the prior periods.

			Change Since:		Change Since:
	Q1 2019	Q4 2018	Q4 2018	Q1 2018	Q1 2018
In-market locations - absolute employee headcount (1)	14,336	14,015	2.3%	13,745	4.3%
Total absolute employee headcount (1)	22,205	21,644	2.6%	21,002	5.7%

Number of public branch locations	2,187	2,227	-1.8%	2,329	-6.1%
Number of active Onsite locations	945	894	5.7%	678	39.4%
Number of in-market locations	3,132	3,121	0.4%	3,007	4.2%
Industrial vending devices (installed count) (2)	83,410	81,137	2.8%	73,561	13.4%
Ratio of industrial vending devices to in-market locations	27:1	26:1		24:1
(1) In materials released on January 17, 2019 related to our fourth quarter and full year 2018 earnings results, we undercounted our total employees by 25. We corrected this in the table above.
(2) This number primarily represents devices which principally dispense product and produce product revenues, and excludes slightly more than 15,000 devices that are part of a locker lease program where the devices are principally used for the check-in/check-out of equipment.

During the last twelve months, we increased our absolute employee headcount by 591 people in our in-market locations and 1,203 people in total. The increase is mostly a function of additions we have made to support customer growth in the field as well as investments in our growth drivers.
We opened three branches in the first quarter of 2019 and closed 42 branches. One branch was converted from a public branch to a non-public location. We activated 66 Onsite locations in the first quarter of 2019 and closed 15. Our in-market network forms the foundation of our business strategy, and we will continue to open or close locations as is deemed necessary to sustain and improve our network, support our growth drivers, and manage our operating expenses.
Results of Operations

The following sets forth condensed consolidated statement of earnings information (as a percentage of net sales) for the periods ended March 31:

	Three-month Period
	2019	2018
Net sales	100.0%	100.0%
Gross profit	47.7%	48.7%
Operating and administrative expenses	27.8%	28.9%
(Gain) loss on sale of property and equipment	0.0%	0.0%
Operating income	20.0%	19.8%
Net interest expense	-0.3%	-0.2%
Earnings before income taxes	19.7%	19.6%

Note – Amounts may not foot due to rounding difference.
Net Sales
Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period. The table below sets forth net sales and daily sales for the periods ended March 31, and changes in such sales from the prior period to the more recent period:

	Three-month Period
	2019	2018
Net sales	$1,309.3	1,185.8
Percentage change	10.4%	13.2%
Business days	63	64
Daily sales	$20.8	18.5
Percentage change	12.2%	13.2%
Daily sales impact of currency fluctuations	-0.5%	0.5%
Daily sales impact of acquisitions	0.1%	1.3%
The increase in net sales noted above for both 2019 and 2018 was driven primarily by higher unit sales and, to a lesser degree, higher prices to mitigate the effect of general inflation and tariffs in the marketplace. These positive factors were slightly offset by adverse weather across many of our northern regions in both periods that created temporary disruptions in activity and reduced sales by an estimated 65 to 85 basis points in the first quarter of 2019 and 50 to 70 basis points in the first quarter of 2018. In both periods, the higher unit sales resulted primarily from two sources.
The first source is continued strength in underlying market demand. The Purchasing Managers Index, published by the Institute for Supply Chain Management, averaged 55.4 in the first quarter of 2019 and 57.0 in the fourth quarter of 2018. Readings above 50 are indicative of growing demand, and the state of this gauge over the last six months has favorably influenced our unit sales. Fasteners are our most cyclical product line, and daily sales grew 11.8% in the first quarter of 2019 over the first quarter of 2018. We also experienced growth in sales to 81 of our top 100 customers in the first quarter of 2019, which compares to growth in sales to 78 of our top 100 customers in the first quarter of 2018. These metrics describe healthy general industrial activity in our markets. The exception to this otherwise favorable backdrop is oil and gas. We do not view the softness that has emerged in oil and gas as deep by the standards of this market, but it has broadened across our regions in recent months.

The second source is success within our growth initiatives. Of the most impactful:

•
We signed 5,603 industrial vending devices during the first quarter of 2019. Our installed device count on March 31, 2019 was 83,410, an increase of 13.4% over March 31, 2018. Sales through our vending devices grew at a high-teens pace in the first quarter of 2019 over the first quarter of 2018 due primarily to the increase in the installed base. These device counts do not include slightly more than 15,000 vending devices deployed as part of a lease locker program. Our goal for vending device signings in 2019 remains 23,000 to 25,000 units.

•
We signed 105 new Onsite locations during the first quarter of 2019. We had 945 active sites on March 31, 2019, which represented an increase of 39.4% from March 31, 2018. Sales through our Onsite locations, excluding sales transferred from branches to new Onsites, grew at a better than 20% pace in the first quarter of 2019 over the first quarter of 2018. Our goal for Onsite signings in 2019 remains 375 to 400.

•	We signed 59 new national account contracts during the first quarter of 2019. Daily sales from our national account customers grew 16.9% in the first quarter of 2019 over the first quarter of 2018.

•	We experienced daily sales growth in our construction end market of 13.1% during the first quarter of 2019 over the first quarter of 2018.
We have implemented a number of pricing actions that are influencing the current period. We instituted a broad round of product price increases at the end of the fourth quarter of 2017 followed by a second, more limited, round at the end of the second quarter of 2018. In the first quarter of 2019, we began to realize contributions from additional pricing actions taken in response to 10% tariffs that were levied on certain Chinese goods by the United States in September 2018. These tariffs affect a meaningful number of our products both directly as a result of the tariffs, and indirectly as a result of this action's effect on generalized inflation. Price increases were aimed at mitigating the impact of product inflation in the marketplace and represent a lesser contributor to our sales growth thus far in 2019 relative to the market and growth driver impacts described above. We estimate the contribution of price increases to sales growth in the first quarter of 2019 was 90 to 120 basis points and 20 to 50 basis points in the first quarter of 2018. We revised the impact of pricing on first quarter 2018 results from our original 50 to 100 basis point estimate based on a review of our methodology conducted during the fourth quarter of 2018. We will continue to evaluate marketplace conditions and implement incremental pricing actions or strategies as the need arises.
Sales by Product Line
The approximate mix of sales from our fastener product line and from our other product lines was as follows for the periods ended March 31:

	Three-month Period
	2019	2018
Fastener product line	34.8%	35.0%
Other product lines	65.2%	65.0%
	100.0%	100.0%
Gross Profit
Our gross profit, as a percentage of net sales, was 47.7% in the first quarter of 2019 and 48.7% in the first quarter of 2018. We believe the decline in gross profit during this period is primarily due to four items. First, from the first quarter of 2018 to the first quarter of 2019, our daily sales of fasteners products grew 11.8% while our daily sales of non-fastener products grew 12.7%. Fasteners are our largest product line at 34.8% of sales and our highest gross profit margin product line due to the high transaction cost surrounding the sourcing and supply of the product for our customers. Over the same period, larger customers, for which national accounts are a good proxy and whose more focused buying patterns allow us to offer them better pricing, grew faster than smaller customers. Relatively slower growth in the first quarter of 2019 in our fastener line (product mix) with relatively faster growth in sales to our largest customers (customer mix) pushed our gross profit margin lower. Second, while we have been successful in raising prices, these increases have lagged behind the rise in product costs over the same period, creating a price/cost deficit that pushes our gross profit margin lower. Third, rising costs related to transporting products, particularly shipping fees and driver wages, caused our freight expense to rise faster than sales, hurting our gross profit margin. We operate our own truck fleet for moving product between suppliers, our distribution centers, and our in-market locations, so rising transportation costs adversely impact our gross profit margin if we are unable to pass these costs to our customers. Fourth, net rebates have not risen at the same rate as sales as we implement inventory control programs and sell through product that we accelerated into the United States from China ahead of a potential tariff increases in the fourth quarter of 2018. This has the effect of reducing our gross profit margin.

Operating and Administrative Expenses
Our operating and administrative expenses (including the (gain) loss on sales of property and equipment), as a percentage of net sales, improved to 27.8% in the first quarter of 2019 compared to 28.9% in the first quarter of 2018. The primary contributors to this improvement were relatively lower growth in employee-related and occupancy-related expenses.
The growth in employee-related, occupancy-related, and all other operating and administrative expenses (including the (gain) loss on sales of property and equipment) compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Three-month Period
		2019
Employee-related expenses	65% to 70%	7.1%
Occupancy-related expenses	15% to 20%	2.3%
All other operating and administrative expenses	15% to 20%	4.9%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. Our employee-related expenses increased in the first quarter of 2019. This was primarily related to: (1) an increase in our full-time equivalent ('FTE') headcount, (2) moderate increases in hourly base wages, (3) higher bonuses and commissions due to growth in net sales and net earnings, and (4) higher profit sharing expense.
The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior periods:

			Change Since:		Change Since:
	Q1	Q4	Q4	Q1	Q1
	2019	2018 (1)	2018	2018	2018
In-market locations	12,482	12,211	2.2%	11,878	5.1%
Total selling (includes in-market locations)	14,227	13,943	2.0%	13,595	4.6%
Distribution	2,923	2,834	3.1%	2,598	12.5%
Manufacturing	700	693	1.0%	637	9.9%
Administrative	1,275	1,234	3.3%	1,174	8.6%
Total	19,125	18,704	2.3%	18,004	6.2%
(1) In materials released on January 17, 2019 related to our fourth quarter and full year 2018 earnings results, we undercounted our total employees by 25. We corrected this in the table above.
Occupancy-related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our branches and distribution locations, and (4) industrial vending equipment (we consider the vending equipment, excluding leased locker equipment, to be an extension of our in-market operations and classify the depreciation and repair costs as occupancy expense). The increase in occupancy-related expenses in the first quarter of 2019, when compared to the first quarter of 2018, was mainly driven by increases in expenses related to industrial vending equipment, as facility costs were essentially flat, with an increase in non-branch occupancy expenses being mostly offset by a decline in branch occupancy expenses.
All other operating and administrative expenses include: (1) selling-related transportation, (2) information technology expenses, (3) general corporate expenses, which consists of legal expenses, general insurance expenses, travel and marketing expenses, etc., and (4) the (gain) loss on sales of property and equipment. Combined, all other operating and administrative expenses increased in the first quarter of 2019 when compared to the first quarter of 2018 due to (1) higher spending on information technology and (2) higher expenses related to legal settlements and a bad debt write-off. Selling-related transportation costs were roughly flat year over year.
Net Interest Expense
Our net interest expense was $3.9 in the first quarter of 2019 and $2.7 in the first quarter of 2018. This increase was mainly caused by higher average interest rates and a higher average debt balance during the period.
Income Taxes
We recorded income tax expense of $63.4 in the first quarter of 2019, or 24.6% of earnings before income taxes. Income tax expense was $57.6 in the first quarter of 2018, or 24.8% of earnings before income taxes. We continue to believe our ongoing tax rate, absent any discrete tax items, will be in the 24.5% to 25.0% range.
Net Earnings
Our net earnings during the first quarter of 2019 were $194.1, an increase of 11.4% when compared to the first quarter of 2018. Our diluted net earnings per share were $0.68 during the first quarter of 2019 compared to $0.61 during the first quarter of 2018.
Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended March 31:

	Three-month Period
	2019	2018
Net cash provided by operating activities	$204.9	159.7
Percentage of net earnings	105.6%	91.6%
Net cash used in investing activities	$52.7	28.9
Net cash used in financing activities	$134.9	112.6
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased in the first quarter of 2019 relative to the first quarter of 2018, primarily due to growth in net earnings and a reduced drag from working capital investment relative to what was experienced in the first quarter of 2018.
The dollar and percentage change in accounts receivable, net and inventories from March 31, 2018 to March 31, 2019 were as follows:

	March 31		Twelve-month Dollar Change	Twelve-month Percentage Change
	2019	2018	2019	2019
Accounts receivable, net	$793.0	688.6	$104.4	15.2%
Inventories	1,293.9	1,134.9	159.0	14.0%
Total	$2,086.9	1,823.5	$263.4	14.4%

Net sales in last two months	$862.4	791.4	$71.0	9.0%
Note - Amounts may not foot due to rounding difference.
The growth in our net accounts receivable from March 31, 2018 to March 31, 2019 reflects sustained strong growth in sales combined with relatively stronger growth of our national accounts and our international business, each of which tend to have longer payment terms than our business as a whole. In any given period and over time, the strong growth of our international business and of our large customer accounts can result in faster growth in receivables relative to net sales growth. Growth in net accounts receivable in the period was also impacted by the timing of customers' payments late in the quarter, a trend that began in the fourth quarter of 2017 and has intensified since that time period. Based on the aging of our receivables, there has been no erosion in the quality of our receivables.
The increase in inventory from March 31, 2018 to March 31, 2019 was primarily to support healthy business activity and sales growth, including a large increase in the number of installed vending devices and active Onsite locations, and inflation and tariffs. These factors were partly offset by lower purchasing as a result of our working through foreign-sourced inventory that had been accelerated into the United States in the fourth quarter of 2018 and programs intended to improve our inventory efficiency.
Net Cash Used in Investing Activities
Net cash used in investing activities increased from the first quarter of 2018 to the first quarter of 2019. This was due to higher spending on property, plant and equipment. During the first quarter of 2019, our net capital expenditures were $52.8, which is an increase of 83.3% from the first quarter of 2018. Capital expenditures in the first three months of 2019 and 2018 consisted of: (1) the purchase of software and hardware for our information processing systems, (2) the addition of fleet vehicles, (3) the purchase of signage, shelving, and other fixed assets related to branch locations and Onsite activations, (4) the addition of manufacturing and warehouse property and equipment, including automation systems equipment, (5) the expansion or improvement of certain owned or leased branch properties, and (6) purchases related to industrial vending. Of these factors, items (4) and (6) had the greatest impact on our capital expenditures in the first quarter of 2019. Disposals of property and equipment consisted of the planned disposition of certain pick-up trucks, as well as distribution vehicles and trailers, in the normal course of business.
Cash requirements for capital expenditures were satisfied from cash generated from operations, available cash and cash equivalents, our borrowing capacity, and the proceeds of disposals. We continue to anticipate net capital expenditures in 2019 to be within a range of $195.0 to $225.0, growth from 2018 of between $28.2 and $58.2, and 16.9% and 34.9%. This increase is a result of higher spending for property and equipment to expand our hub capacity, vending devices, and hub vehicles, with our investments in hub capacity likely to be the primary determinant of where we fall within our range.
Net Cash Used in Financing Activities
Net cash used in financing activities in the first quarters of both 2019 and 2018 consisted of payments of dividends and payments against debt obligations, which were partially offset by proceeds from the exercise of stock options and proceeds from debt obligations. During the first quarters of 2019 and 2018, we did not purchase any shares of our common stock. We currently have authority to purchase up to 2,400,000 additional shares of our common stock. An overview of our dividends paid or declared in 2019 and 2018 is contained in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates – A discussion of our critical accounting policies and estimates is contained in our 2018 annual report on Form 10-K.
Recently Issued and Adopted Accounting Pronouncements – A description of recently adopted accounting pronouncements is contained in Note 1 of the Notes to Condensed Consolidated Financial Statements.
Certain Contractual Obligations – A discussion of the nature and amount of certain of our contractual obligations is contained in our 2018 annual report on Form 10-K. That portion of total debt outstanding under our Credit Facility, notes payable, and industrial revenue bonds classified as long-term, and the maturity of that debt, is described earlier in Note 6 of the Notes to Condensed Consolidated Financial Statements.
Certain Risks and Uncertainties – Certain statements contained in this document do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, our strategies, goals, mission and vision, and our expectations related to future capital expenditures and the impact of price increases on overall sales growth. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, weak acceptance or adoption of our vending or Onsite business models, increased competition in industrial vending or Onsite, difficulty in maintaining installation quality as our industrial vending business expands, the leasing to customers of a significant number of additional industrial vending devices, the failure to meet our goals and expectations regarding branch openings, branch closings, or expansion of our industrial vending or Onsite operations, changes in the implementation objectives of our business strategies, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law or the impact of any such changes on future tax rates, changes in tariffs or the impact of any such changes on our financial results, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, difficulties measuring the contribution of price increases on sales growth, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to certain market risks from changes in foreign currency exchange rates, commodity steel pricing, commodity energy prices, and interest rates. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments, our operations in countries other than the U.S., and earnings denominated in foreign currencies. Historically, our primary exchange rate exposure has been with the Canadian dollar against the United States dollar. We have not historically hedged our foreign currency risk given that exposure to date has not been material. In the first quarter of 2019 a change in foreign currency exchange rates reduced our reported sales by $6.9 with the estimated effect on our net earnings being immaterial.
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers. In the first quarter of 2019, we have seen continued inflation in overall steel pricing.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity. Rising costs for these commodities can produce higher fuel costs for our hub and field-based vehicles and utility costs for our in-market locations, distribution centers, and manufacturing facilities. Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. We believe that over time these risks are mitigated in part by our ability to pass freight and product costs to our customers, the efficiency of our trucking distribution network, and the ability, over time, to manage our occupancy costs related to the heating and cooling of our facilities through better efficiency. Our estimated net earnings exposure for commodity energy prices was not material in the first quarter of 2019.
Interest rates - Loans under our Credit Facility bear interest at floating rates tied to LIBOR (or, if LIBOR is no longer available, at a replacement rate to be determined by the administrative agent for the Credit Facility and consented to by us). As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase in LIBOR in the first three months of 2019 would have resulted in approximately $0.9 of additional interest expense. A description of our Credit Facility is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements.
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
Changes in Internal Control Over Financial Reporting – Beginning January 1, 2019, we implemented ASU 2016-02, Leases. Although the adoption of the new accounting standard did not have a material impact on our Condensed Consolidated Statement of Earnings or Condensed Consolidated Statement of Cash Flows for the three-month period ended March 30, 2019, we did implement changes to our internal controls related to the implementation of the lease accounting standard. These changes included performing a comprehensive lease scoping analysis to identify, disaggregate and evaluate each of our lease categories and implementing a new information technology application to calculate ROU assets and lease liabilities values for our leases. There were no other changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the first quarter of 2019:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2019	0	$0.00	0	2,400,000
February 1-28, 2019	0	$0.00	0	2,400,000
March 1-31, 2019	0	$0.00	0	2,400,000
Total	0	$0.00	0	2,400,000

(1)
On July 11, 2017, our board of directors established a new authorization for us to repurchase up to 5,000,000 shares of our common stock. As of March 31, 2019, we had remaining authority to repurchase 2,400,000 shares under this authorization.

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

FASTENAL COMPANY

Date: April 16, 2019	By:	/s/ Holden Lewis
Holden Lewis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 16, 2019	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Controller, Chief Accounting Officer, and
Treasurer (Duly Authorized Officer)