Form 10-Q
period 2019-06-30
FASTENAL CO
filed 2019-07-16
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________
Commission file number 0-16125

FASTENAL COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0948415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Theurer Boulevard, Winona, Minnesota                        55987-1500
(Address of principal executive offices)                            (Zip Code)
(507) 454-5374
(Registrant's telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $.01 per share	FAST	Nasdaq
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 10, 2019, there were approximately 573,430,436 shares of the registrants common stock outstanding.

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in millions except share information)

	(Unaudited)
Assets	June 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$175.0	167.2
Trade accounts receivable, net of allowance for doubtful accounts of $11.4 and $12.8, respectively	819.8	714.3
Inventories	1,345.7	1,278.7
Prepaid income taxes	4.0	9.0
Other current assets	123.8	147.0
Total current assets	2,468.3	2,316.2

Property and equipment, net	975.1	924.8
Operating lease right-of-use assets	234.5	—
Other assets	78.5	80.5

Total assets	$3,756.4	3,321.5

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$3.0	3.0
Accounts payable	203.8	193.6
Accrued expenses	226.0	240.8
Current portion of operating lease liabilities	95.1	—
Total current liabilities	527.9	437.4

Long-term debt	497.0	497.0
Operating lease liabilities	141.1	—
Deferred income taxes	86.7	84.4

Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 800,000,000 shares authorized, 573,396,959 and 571,803,838 shares issued and outstanding, respectively	2.9	2.9
Additional paid-in capital	46.0	3.0
Retained earnings	2,494.2	2,341.6
Accumulated other comprehensive loss	(39.4)	(44.8)
Total stockholders' equity	2,503.7	2,302.7
Total liabilities and stockholders' equity	$3,756.4	3,321.5
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Amounts in millions except earnings per share)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Net sales	$2,677.7	2,453.7	$1,368.4	1,267.9

Cost of sales	1,411.8	1,258.4	727.2	650.2
Gross profit	1,265.9	1,195.3	641.2	617.7

Operating and administrative expenses	730.3	692.0	366.7	349.3
Gain on sale of property and equipment	(0.8)	(0.2)	(0.5)	(0.6)
Operating income	536.4	503.5	275.0	269.0

Interest income	0.2	0.2	0.1	0.1
Interest expense	(7.7)	(5.9)	(3.7)	(3.2)

Earnings before income taxes	528.9	497.8	271.4	265.9

Income tax expense	130.2	112.3	66.8	54.7

Net earnings	$398.7	385.5	$204.6	211.2

Basic net earnings per share	$0.70	0.67	$0.36	0.37

Diluted net earnings per share	$0.69	0.67	$0.36	0.37

Basic weighted average shares outstanding	572.7	574.8	573.2	574.3

Diluted weighted average shares outstanding	573.8	575.1	574.6	574.5
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Net earnings	$398.7	385.5	$204.6	211.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2019 and 2018)	5.4	(10.8)	1.7	(12.8)
Comprehensive income	$404.1	374.7	$206.3	198.4
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Amounts in millions except per share information)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Common stock
Balance at beginning of period	$2.9	2.9	$2.9	2.9
Balance at end of period	2.9	2.9	2.9	2.9
Additional paid-in capital
Balance at beginning of period	3.0	8.5	22.7	13.7
Stock options exercised	40.1	5.6	22.0	1.8
Purchases of common stock	—	(16.2)	—	(16.2)
Stock-based compensation	2.9	2.5	1.3	1.1
Balance at end of period	46.0	0.4	46.0	0.4
Retained earnings
Balance at beginning of period	2,341.6	2,110.6	2,412.7	2,178.5
Net earnings	398.7	385.5	204.6	211.2
Dividends paid in cash	(246.1)	(212.7)	(123.1)	(106.3)
Purchases of common stock	—	(24.2)	—	(24.2)
Balance at end of period	2,494.2	2,259.2	2,494.2	2,259.2
Accumulated other comprehensive income (loss)
Balance at beginning of period	(44.8)	(25.1)	(41.1)	(23.1)
Other comprehensive income (loss)	5.4	(10.8)	1.7	(12.8)
Balance at end of period	(39.4)	(35.9)	(39.4)	(35.9)
Total stockholders' equity	$2,503.7	2,226.6	$2,503.7	2,226.6

Cash dividends declared per share of common stock	$0.430	$0.370	$0.215	$0.185
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)

	(Unaudited)
	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$398.7	385.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	71.5	65.5
Gain on sale of property and equipment	(0.8)	(0.2)
Bad debt expense	3.1	2.7
Deferred income taxes	2.3	19.4
Stock-based compensation	2.9	2.5
Amortization of intangible assets	2.0	2.0
Changes in operating assets and liabilities:
Trade accounts receivable	(106.4)	(132.0)
Inventories	(64.3)	(75.0)
Other current assets	23.2	10.0
Accounts payable	10.2	24.6
Accrued expenses	(14.8)	10.4
Income taxes	5.0	(4.5)
Other	0.4	0.7
Net cash provided by operating activities	333.0	311.6

Cash flows from investing activities:
Purchases of property and equipment	(123.1)	(60.6)
Proceeds from sale of property and equipment	3.5	6.8
Other	—	(0.1)
Net cash used in investing activities	(119.6)	(53.9)

Cash flows from financing activities:
Proceeds from debt obligations	525.0	415.0
Payments against debt obligations	(525.0)	(405.0)
Proceeds from exercise of stock options	40.1	5.6
Purchases of common stock	—	(40.4)
Payments of dividends	(246.1)	(212.7)
Net cash used in financing activities	(206.0)	(237.5)

Effect of exchange rate changes on cash and cash equivalents	0.4	(1.6)

Net increase in cash and cash equivalents	7.8	18.6

Cash and cash equivalents at beginning of period	167.2	116.9
Cash and cash equivalents at end of period	$175.0	135.5

Supplemental disclosure of cash flow information:
Cash paid for interest	$7.8	5.9
Net cash paid for income taxes	$122.3	96.8
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2019 and 2018
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
Stock Split
On April 17, 2019, the board of directors approved a two-for-one stock split of the company's outstanding common stock. Holders of the company's common stock, par value $0.01 per share, at the close of business on May 2, 2019, received one additional share of common stock for every share of common stock they owned. The stock split took effect at the close of business on May 22, 2019. All historical common stock share and per share information for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect the stock split.
Recently Adopted Accounting Pronouncements
Effective January 1, 2019, we adopted the Financial Accounting Standards Board ('FASB') Accounting Standards Update ('ASU') 2016-02, Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition, which we elected. As a result of the adoption of ASC 842 on January 1, 2019, we recorded both operating lease right-of-use ('ROU') assets of $227.5 and lease liabilities of $228.3. The adoption of ASC 842 had an immaterial impact on our Condensed Consolidated Statement of Earnings and Condensed Consolidated Statement of Cash Flows for both the six-month and three-month periods ended June 30, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification.
Additional information and disclosures required by this new standard are contained in Note 5, 'Operating Leases'.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2019 and 2018
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
Disaggregation of Revenue
Our revenues related to the following geographic areas were as follows for the periods ended June 30:

	Six-month Period		Three-month Period
	2019	2018	2019	2018
United States	$2,297.7	2,121.1	$1,172.9	1,092.6
All foreign countries	380.0	332.6	195.5	175.3
Total revenues	$2,677.7	2,453.7	$1,368.4	1,267.9

The percentages of our sales by end market were as follows for the periods ended June 30:

	Six-month Period		Three-month Period
	2019	2018	2019	2018
Manufacturing	67.5%	66.8%	67.3%	66.6%
Non-residential construction	12.9%	12.9%	13.2%	13.2%
Other	19.6%	20.3%	19.5%	20.2%
	100.0%	100.0%	100.0%	100.0%

The percentages of our sales by product line were as follows for the periods ended June 30:

		Six-month Period		Three-month Period
Type	Introduced	2019	2018	2019	2018
Fasteners(1)	1967	34.7%	35.2%	34.5%	35.4%
Tools	1993	9.9%	10.0%	9.8%	9.9%
Cutting tools	1996	5.8%	5.7%	5.8%	5.6%
Hydraulics & pneumatics	1996	6.9%	6.9%	6.8%	6.9%
Material handling	1996	5.9%	5.8%	5.9%	5.9%
Janitorial supplies	1996	7.6%	7.5%	7.7%	7.6%
Electrical supplies	1997	4.7%	4.7%	4.7%	4.6%
Welding supplies	1997	4.2%	4.2%	4.2%	4.1%
Safety supplies	1999	17.4%	16.9%	17.5%	16.9%
Other		2.9%	3.1%	3.1%	3.1%
		100.0%	100.0%	100.0%	100.0%
(1) The fasteners product line represents fasteners and miscellaneous supplies.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2019 and 2018
(Unaudited)

(3) Stockholders' Equity
Dividends
On July 10, 2019, our board of directors declared a dividend of $0.22 per share of common stock to be paid in cash on August 22, 2019 to shareholders of record at the close of business on July 25, 2019. Since 2011, we have paid quarterly dividends. Our board of directors intends to continue paying quarterly dividends, provided that any future determination as to payment of dividends will depend on the financial condition and results of operations of the company and such other factors as are deemed relevant by the board of directors.
The following table presents the dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2019	2018
First quarter	$0.215	0.185
Second quarter	0.215	0.185
Third quarter	0.220	0.200
Fourth quarter		0.200
Total	$0.650	0.770

Stock Options
The following tables summarize the details of options granted under our stock option plans that were still outstanding as of June 30, 2019, and the assumptions used to value these grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	June 30, 2019
Date of Grant				Options Outstanding	Options Exercisable
January 2, 2019	1,316,924	$26.00	$25.705	1,303,670	29,010
January 2, 2018	1,087,936	$27.50	$27.270	1,033,248	42,370
January 3, 2017	1,529,578	$23.50	$23.475	1,247,616	371,622
April 19, 2016	1,690,880	$23.00	$22.870	1,286,260	327,170
April 21, 2015	1,786,440	$21.00	$20.630	975,939	463,383
April 22, 2014	1,910,000	$28.00	$25.265	743,716	494,356
April 16, 2013	410,000	$27.00	$24.625	118,094	76,844
April 17, 2012	2,470,000	$27.00	$24.505	872,358	764,306
April 19, 2011	820,000	$17.50	$15.890	56,300	56,300
Total	13,021,758			7,637,201	2,625,361

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2019 and 2018
(Unaudited)

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 2, 2019	2.5%	5.00	2.9%	23.96%	$4.40
January 2, 2018	2.2%	5.00	2.3%	23.45%	$5.02
January 3, 2017	1.9%	5.00	2.6%	24.49%	$4.20
April 19, 2016	1.3%	5.00	2.6%	26.34%	$4.09
April 21, 2015	1.3%	5.00	2.7%	26.84%	$3.68
April 22, 2014	1.8%	5.00	2.0%	28.55%	$4.79
April 16, 2013	0.7%	5.00	1.6%	37.42%	$6.33
April 17, 2012	0.9%	5.00	1.4%	39.25%	$6.85
April 19, 2011	2.1%	5.00	1.6%	39.33%	$5.60

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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the six-month periods ended June 30, 2019 and 2018 was $2.9 and $2.5, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of June 30, 2019 was $15.7 and is expected to be recognized over a weighted average period of 4.12 years. Any future changes in estimated forfeitures will impact this amount.
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings per share calculation because they were anti-dilutive:

	Six-month Period		Three-month Period
Reconciliation	2019	2018	2019	2018
Basic weighted average shares outstanding	572,669,693	574,783,228	573,159,138	574,280,852
Weighted shares assumed upon exercise of stock options	1,105,366	335,708	1,392,211	234,122
Diluted weighted average shares outstanding	573,775,059	575,118,936	574,551,349	574,514,974

	Six-month Period		Three-month Period
Summary of Anti-dilutive Options Excluded	2019	2018	2019	2018
Options to purchase shares of common stock	450,960	5,581,260	—	6,113,644
Weighted average exercise prices of options	$27.53	26.43	$—	26.09

Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2019 and 2018
(Unaudited)

(4) Income Taxes
Fastenal files income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2016 in the case of United States federal examinations, and 2015 in the case of foreign, state, and local examinations. During the first six months of 2019, there were no material changes in unrecognized tax benefits.
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
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases was approximately $91.8. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote. To the extent our fleet contains vehicles we estimate will settle at a gain, such gains on these vehicles will be recognized when we sell the vehicle.
The cost components of our operating leases were as follows for the periods ended June 30, 2019:

	Six-month Period			Three-month Period
	Leased Facilities and Equipment	Leased Vehicles	Total	Leased Facilities and Equipment	Leased Vehicles	Total
Operating lease cost	$51.8	6.6	58.4	$26.1	3.5	29.6
Variable lease cost	5.5	1.0	6.5	2.2	0.6	2.8
Short-term lease cost	—	13.5	13.5	—	6.2	6.2
Total	$57.3	21.1	78.4	$28.3	10.3	38.6

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

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2019 and 2018
(Unaudited)

Maturities of our lease liabilities for all operating leases are as follows as of June 30, 2019:

	Leased Facilities and Equipment	Leased Vehicles	Total
2019	$42.9	6.2	49.1
2020	77.6	9.2	86.8
2021	52.0	5.0	57.0
2022	29.5	2.6	32.1
2023	15.4	0.9	16.3
2024 and thereafter	7.2	0.2	7.4
Total lease payments	$224.6	24.1	248.7
Less: Interest	(11.6)	(0.9)	(12.5)
Present value of lease liabilities	$213.0	23.2	236.2

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of June 30, 2019:

Remaining lease term and discount rate:	June 30, 2019
Weighted average remaining lease term (years)
Leased facilities and equipment	3.08
Leased vehicles	2.63
Weighted average discount rate
Lease facilities and equipment	3.36%
Leased vehicles	3.21%

Supplemental cash flow information related to our operating leases was as follows for the period ended June 30, 2019:

Six-month Period
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$57.6
Leased assets obtained in exchange for new operating lease liabilities	57.4

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2019 and 2018
(Unaudited)

(6) Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	June 30, 2019	December 31, 2018
Outstanding loans under unsecured revolving credit facility	$365.0	365.0
2.00% Senior unsecured promissory note payable	40.0	40.0
2.45% Senior unsecured promissory note payable	35.0	35.0
3.22% Senior unsecured promissory note payable	60.0	60.0
Total debt	500.0	500.0
Less: Current portion of debt	(3.0)	(3.0)
Long-term debt	$497.0	497.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation	$36.3	36.3

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
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to the London Interbank Offered Rate ('LIBOR') for interest periods of various lengths selected by us, plus 0.95%. Based on the interest periods we have chosen, our weighted per annum interest rate at June 30, 2019 was approximately 3.4%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our usage of the Credit Facility.
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
(7) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2018 annual report on Form 10-K in Note 10 of the Notes to Consolidated Financial Statements. As of June 30, 2019, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.
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

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Dollar amounts are stated in millions except for share and per share amounts and where otherwise noted. Share and per share information in this 10-Q has been adjusted to reflect the two-for-one stock split effective at the close of business on May 22, 2019. Throughout this document, percentage and dollar change calculations, which are based on non-rounded dollar values, may not be able to be recalculated using the dollar values in this document due to the rounding of those dollar values.
Business
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of approximately 3,200 in-market locations. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both original equipment manufacturers (OEM) and maintenance, repair, and operations (MRO). The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, oil exploration, production, and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our branches and customers are primarily located in North America (the United States, Canada, and Mexico), though our presence outside of North America continues to grow as well.
Our motto is Growth through Customer Service®. We are a growth-centric organization focused on identifying 'drivers' that allow us to get closer to our customers and gain market share in what we believe remains a fragmented industrial distribution market. Our growth drivers have evolved and changed, and can be expected to continue to evolve and change, over time.
Executive Overview
Net sales increased $100.5, or 7.9%, in the second quarter of 2019 relative to the second quarter of 2018. Our gross profit as a percentage of net sales declined to 46.9% in the second quarter of 2019 from 48.7% in the second quarter of 2018. Our operating income, as a percentage of net sales, declined to 20.1% in the second quarter of 2019 from 21.2% in the second quarter of 2018. Our net earnings during the second quarter of 2019 were $204.6, a decrease of 3.1% when compared to the second quarter of 2018. Our diluted net earnings per share were $0.36 during the second quarter of 2019 compared to $0.37 during the second quarter of 2018, a decrease of 3.2%. Net earnings and diluted earnings per share in the second quarter of 2018 did benefit from a one-time tax item. When adjusting for that one-time item, our net earnings and diluted net earnings per share in the second quarter of 2019 each would have grown 1.5% over the prior year periods.
We continue to focus on our growth drivers. During the second quarter of 2019, we signed 51 new national account contracts (defined as new customer accounts with a multi-site contract). Additionally, we signed 94 new Onsite customer locations (defined as dedicated sales and service provided from within, or in close proximity to, the customer's facility) and 5,439 new industrial vending devices in the second quarter of 2019.
The table below summarizes our total employee headcount, our investments in in-market locations (defined as the sum of the total number of public branch locations and the total number of active Onsite locations), and industrial vending devices at the end of the periods presented and the percentage change compared to the end of the prior periods.

			Change Since:		Change Since:		Change Since:
	Q2 2019	Q1 2019	Q1 2019	Q4 2018	Q4 2018	Q2 2018	Q2 2018
In-market locations - absolute employee headcount	14,372	14,336	0.3%	14,015	2.5%	13,688	5.0%
Total absolute employee headcount (1)	22,232	22,205	0.1%	21,644	2.7%	20,855	6.6%

Number of public branch locations	2,165	2,187	-1.0%	2,227	-2.8%	2,290	-5.5%
Number of active Onsite locations	1,026	945	8.6%	894	14.8%	761	34.8%
Number of in-market locations	3,191	3,132	1.9%	3,121	2.2%	3,051	4.6%
Industrial vending devices (installed count) (2)	85,871	83,410	3.0%	81,137	5.8%	76,069	12.9%
Ratio of industrial vending devices to in-market locations	27:1	27:1		26:1		25:1
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

During the last twelve months, we increased our absolute employee headcount by 684 people in our in-market locations and 1,377 people in total. The increase is mostly a function of additions we have made to support customer growth in the field as well as investments in our growth drivers.
We opened three branches in the second quarter of 2019 and closed 24 branches. One branch was converted from a public branch to a non-public location. We activated 95 Onsite locations in the second quarter of 2019 and closed 14. Our in-market network forms the foundation of our business strategy, and we will continue to open or close locations as is deemed necessary to sustain and improve our network, support our growth drivers, and manage our operating expenses.
Results of Operations

The following sets forth condensed consolidated statement of earnings information (as a percentage of net sales) for the periods ended June 30:

	Six-month Period		Three-month Period
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	47.3%	48.7%	46.9%	48.7%
Operating and administrative expenses	27.3%	28.2%	26.8%	27.6%
Gain on sale of property and equipment	0.0%	0.0%	0.0%	-0.1%
Operating income	20.0%	20.5%	20.1%	21.2%
Net interest expense	-0.3%	-0.2%	-0.3%	-0.2%
Earnings before income taxes	19.8%	20.3%	19.8%	21.0%

Note – Amounts may not foot due to rounding difference.
Net Sales
The table below sets forth net sales and daily sales for the periods ended June 30, and changes in such sales from the prior period to the more recent period:

	Six-month Period		Three-month Period
	2019	2018	2019	2018
Net sales	$2,677.7	2,453.7	$1,368.4	1,267.9
Percentage change	9.1%	13.1%	7.9%	13.1%
Business days	127	128	64	64
Daily sales	$21.1	19.2	$21.4	19.8
Percentage change	10.0%	13.1%	7.9%	13.1%
Daily sales impact of currency fluctuations	-0.5%	0.5%	-0.4%	0.5%
Daily sales impact of acquisitions	0.1%	0.6%	0.1%	0.0%

Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
The increase in net sales noted above for both 2019 and 2018 was driven primarily by higher unit sales and, to a lesser degree, higher prices to mitigate the effect of general inflation and tariffs in the marketplace. These positive factors were slightly offset by adverse weather across many of our northern regions in the first three months of both six-month periods that created temporary disruptions in activity and reduced sales growth by an estimated 30 to 50 basis points in the first six months of 2019 and 20 to 40 basis points in the first six months of 2018. In both periods, the higher unit sales resulted primarily from two sources.
The first source is growth in underlying market demand. The Purchasing Managers Index, published by the Institute for Supply Chain Management, averaged 52.2 in the second quarter of 2019, 55.4 in the first quarter of 2019, and 57.0 in the fourth quarter of 2018. Readings above 50 are indicative of growing demand, and the state of this gauge over the last six months has favorably influenced our unit sales. Fasteners are our most cyclical product line, and daily sales grew 5.5% in the second quarter of 2019 and grew 8.6% in the first six months of 2019. We also experienced growth in sales to 72 of our top 100 customers in the second quarter of 2019 and 81 of our top 100 customers in the first quarter of 2019, which compares to growth in sales to 80 of our top 100 customers in the second quarter of 2018 and 78 of our top 100 customers in the first quarter of 2018. These metrics describe an environment of continued growth in the first half of 2019. Even so, the rate of growth slowed in the second quarter of 2019 versus the first quarter of 2019 and the activity we experienced through much of 2018. We believe industrial production in the United States is the best descriptor of the state of the macro environment we face. In April and May of 2019 (June was unavailable at the time of this document's release), this measure was up 1.3% versus the second quarter of 2018, a deceleration from up 2.8% in the first quarter of 2019 versus the first quarter of 2018, and up 4.0% in the fourth quarter of 2018 versus the fourth quarter of 2017. Certain markets, such as oil and gas, softened several months ago, and in the second quarter of 2019 we saw that slowing spread to additional areas, such as heavy machinery and smaller construction customers. We believe this slowing trend explains our slower rate of sales growth in the second quarter of 2019 versus the first quarter of 2019 and the second quarter of 2018.
The second source is success within our growth initiatives. The second quarter of 2019 was a milestone quarter as we opened our 1,000th Onsite and installed our 100,000th vending device (including slightly more than 15,000 devices deployed as part of a lease locker program) in the period. In the first six months and the second quarter of 2019, however, the most impactful drivers included:

•
We signed 11,042 industrial vending devices during the first six months of 2019 and 5,439 industrial vending devices during the second quarter of 2019. Our installed device count on June 30, 2019 was 85,871, an increase of 12.9% over June 30, 2018. Daily sales through our vending devices grew at a mid-teens pace in the first six months of 2019 and at a low-teens pace in the second quarter of 2019 when compared to the same periods of 2018 due primarily to the increase in the installed base. These device counts do not include slightly more than 15,000 vending devices deployed as part of a lease locker program. Our goal for vending device signings in 2019 remains 23,000 to 25,000 units.

•
We signed 199 new Onsite locations during the first six months of 2019 and 94 new Onsite locations during the second quarter of 2019. We had 1,026 active sites on June 30, 2019, which represented an increase of 34.8% from June 30, 2018. Daily sales through our Onsite locations, excluding sales transferred from branches to new Onsites, grew at a better than 20% pace in the first six months of 2019 over the first six months of 2018 and grew at a high-teens pace in the second quarter of 2019 over the second quarter of 2018. Our goal for Onsite signings in 2019 remains 375 to 400.

•
We signed 110 new national account contracts during the first six months of 2019; 51 of these were signed in the second quarter of 2019. Daily sales from our national account customers grew 14.6% in the first six months of 2019 over the first six months of 2018, and grew 12.5% in the second quarter of 2019 over the second quarter of 2018.

We have implemented a number of pricing actions that are influencing the current period. We instituted a broad round of product price increases at the end of the fourth quarter of 2017 followed by a second, more limited, round at the end of the second quarter of 2018. In the first six months of 2019, we continued to realize contributions from additional pricing actions taken in response to 10% tariffs that were levied on certain Chinese goods by the United States in September 2018. These tariffs affect a meaningful number of our products both directly as a result of the tariffs, and indirectly as a result of this action's effect on generalized inflation. Price increases were aimed at mitigating the impact of product inflation in the marketplace and represent a lesser contributor to our sales growth thus far in 2019 relative to the market and growth driver impacts described above. We estimate the contribution of price increases to sales growth in the first six months and second quarter of 2019 was 70 to 120 basis points and 20 to 60 basis points in the first six months and second quarter of 2018. We revised the impact of pricing on first quarter 2018 results from our original 50 to 100 basis point estimate based on a review of our methodology conducted during the fourth quarter of 2018. We will continue to evaluate marketplace conditions and implement incremental pricing actions or strategies as the need arises.
Sales by Product Line
The approximate mix of sales from our fastener product line and from our other product lines was as follows for the periods ended June 30:

	Six-month Period		Three-month Period
	2019	2018	2019	2018
Fastener product line	34.7%	35.2%	34.5%	35.4%
Other product lines	65.3%	64.8%	65.5%	64.6%
	100.0%	100.0%	100.0%	100.0%
Gross Profit
In the first six months of 2019, our gross profit, as a percentage of net sales, declined to 47.3%, or 140 basis points from 48.7% in the first six months of 2018. We believe the decline in gross profit during this period is primarily due to three items. (1) From the first six months of 2018 to the first six months of 2019, our daily sales of fasteners products grew 8.6% while our daily sales of non-fastener products grew 11.1%. Fasteners are our largest product line at 34.7% of sales for the first six months of 2019 and our highest gross profit margin product line due to the high transaction cost surrounding the sourcing and supply of the product for our customers. Over the same period, larger customers, for which national accounts are a good proxy and whose more focused buying patterns allow us to offer them better pricing, grew faster than smaller customers. Relatively slower growth in the first six months of 2019 in our fastener line (product mix) with relatively faster growth in sales to our largest customers (customer mix) pushed our gross profit margin lower. (2) While we have been successful in raising prices, these increases have lagged behind the rise in product costs over the same period, creating a price/cost deficit that pushes our gross profit margin lower. (3) Rising costs related to transporting products, particularly shipping fees and driver wages, caused our net freight expense to rise faster than sales, hurting our gross profit margin. We operate our own truck fleet for moving product between suppliers, our distribution centers, and our in-market locations, so rising transportation costs adversely impact our gross profit margin if we are unable to pass these costs to our customers.
In the second quarter of 2019, our gross profit, as a percentage of net sales, declined to 46.9%, or 180 basis points from 48.7% in the second quarter of 2018. This decline is primarily attributable to the same three factors that influenced the first six months of 2019, with the second factor, the price/cost deficit, playing a relatively greater role in the second quarter of 2019 than was the case in the first six months of 2019. While we successfully raised prices as one element of our strategy to offset tariffs placed to date on products sourced from China, those increases were not sufficient to also counter general inflation in the market place. We have taken additional actions in the third quarter of 2019 to counter the broader pressures we are experiencing on our costs as well as the additional tariffs that were levied on China-sourced products in May 2019.
Operating and Administrative Expenses
Our operating and administrative expenses (including the gain on sales of property and equipment), as a percentage of net sales, improved to 27.3% in the first six months of 2019 compared to 28.2% in the first six months of 2018, and improved to 26.8% in the second quarter of 2019 from 27.5% in the second quarter of 2018. The primary contributors to this improvement were relatively lower growth in employee-related, occupancy-related and all other operating and administrative expenses.
The growth (contraction) in employee-related, occupancy-related, and all other operating and administrative expenses (including the gain on sales of property and equipment) compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Six-month Period	Three-month Period
		2019	2019
Employee-related expenses	65% to 70%	6.9%	6.8%
Occupancy-related expenses	15% to 20%	2.4%	2.5%
All other operating and administrative expenses	15% to 20%	2.1%	-0.6%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. Our employee-related expenses increased in the first six months of 2019. This was primarily related to: (1) an increase in our full-time equivalent ('FTE') headcount, (2) moderate increases in hourly base wages, and (3) higher bonuses and commissions due to growth in net sales and net earnings. The increase in employee-related expenses in the second quarter of 2019, when compared to the second quarter of 2018, was mainly driven by: (1) an increase in our FTE headcount, and (2) moderate increases in hourly base wages.
The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior periods:

			Change Since:		Change Since:		Change Since:
	Q2	Q1	Q1	Q4	Q4	Q2	Q2
	2019	2019	2019	2018(1)	2018	2018	2018
In-market locations	12,903	12,482	3.4%	12,211	5.7%	12,214	5.6%
Total selling (includes in-market locations)	14,687	14,227	3.2%	13,943	5.3%	13,926	5.5%
Distribution	2,954	2,923	1.1%	2,834	4.2%	2,672	10.6%
Manufacturing	704	700	0.6%	693	1.6%	652	8.0%
Administrative	1,315	1,275	3.1%	1,234	6.6%	1,194	10.1%
Total	19,660	19,125	2.8%	18,704	5.1%	18,444	6.6%

(1) In materials released on January 17, 2019 related to our fourth quarter and full year 2018 earnings results, we undercounted our total employees by 25. We corrected this in the table above.
Occupancy-related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our branches and distribution locations, and (4) industrial vending equipment (we consider the vending equipment, excluding leased locker equipment, to be an extension of our in-market operations and classify the depreciation and repair costs as occupancy expense). The increase in occupancy-related expenses in the first six months of 2019, when compared to the first six months of 2018, was mainly driven by increases in expenses related to industrial vending equipment, as facility costs were flat to slightly down, with an increase in non-branch occupancy expenses being mostly offset by a decline in branch occupancy expenses. The increase in occupancy-related expenses in the second quarter of 2019, when compared to the second quarter of 2018, was driven by the same factors as the first six months of 2019.
All other operating and administrative expenses include: (1) selling-related transportation, (2) information technology expenses, (3) general corporate expenses, which consists of legal expenses, general insurance expenses, travel and marketing expenses, etc., and (4) the gain on sales of property and equipment. Combined, all other operating and administrative expenses increased in the first six months of 2019 when compared to the first six months of 2018 primarily due to (1) higher spending on information technology and (2) higher expenses related to legal settlements and a bad debt write-off. Selling-related transportation costs were roughly flat year over year. All other operating and administrative expenses in the second quarter of 2019, when compared to the second quarter of 2018, were essentially flat.
Net Interest Expense
Our net interest expense was $7.5 in the first six months of 2019 and $3.6 in the second quarter of 2019, compared to $5.7 in the first six months of 2018 and $3.1 in the second quarter of 2018. These increases were mainly caused by higher average interest rates and a higher average debt balance during the period.
Income Taxes
We recorded income tax expense of $130.2 in the first six months of 2019, or 24.6% of earnings before income taxes, and $66.8 in the second quarter of 2019, or 24.6% of earnings before income taxes. We recorded income tax expense of $112.3 in the first six months of 2018, or 22.6% of earnings before income taxes, and $54.7 in the second quarter of 2018, or 20.6% of earnings before income taxes. The first six months and the second quarter of 2018 included one-time tax benefits of $8.4 and and $9.7, respectively, related to our application in the first quarter of 2018 of guideline clarifications issued by the IRS on certain aspects of the transition tax calculation as well as accelerating depreciation for certain physical assets during the second quarter of 2018. These one-time benefits reduced our tax rate during the first six months and second quarter of 2018 by 1.7 and 3.7 percentage points, respectively. We continue to believe our ongoing tax rate, absent any discrete tax items, will be in the 24.5% to 25.0% range.
Net Earnings
Our net earnings during the first six months of 2019 were $398.7, an increase of 3.4% when compared to the first six months of 2018. Our net earnings during the second quarter of 2019 were $204.6, a decrease of 3.1% when compared to the second quarter of 2018. Adjusting for the one-time tax item that benefited the first six months and the second quarter of 2018, our net earnings in the first six months and second quarter of 2019 would have grown 5.7% and 1.5%, respectively.
Our diluted net earnings per share during the first six months of 2019 were $0.69, an increase of 3.7% when compared to the first six months of 2018. Our diluted net earnings per share during the second quarter of 2019 were $0.36, a decrease of 3.2% when compared to the second quarter of 2018. Adjusting for the one-time tax item that benefited the first six months and the second quarter of 2018, our diluted net earnings per share in the first six months and second quarter of 2019 would have grown 5.9% and 1.5%, respectively.
Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended June 30:

	Six-month Period
	2019	2018
Net cash provided by operating activities	$333.0	311.6
Percentage of net earnings	83.5%	80.8%
Net cash used in investing activities	$119.6	53.9
Net cash used in financing activities	$206.0	237.5

Net Cash Provided by Operating Activities
Net cash provided by operating activities increased in the first six months of 2019 relative to the first six months of 2018, primarily due to a slight growth in net earnings and a reduced drag from working capital investment relative to what was experienced in the first six months of 2018.
The dollar and percentage change in accounts receivable, net and inventories from June 30, 2018 to June 30, 2019 were as follows:

	June 30		Twelve-month Dollar Change	Twelve-month Percentage Change
	2019	2018	2019	2019
Accounts receivable, net	$819.8	733.7	$86.1	11.7%
Inventories	1,345.7	1,163.4	182.3	15.7%
Total	$2,165.6	1,897.1	$268.4	14.1%

Net sales in last two months	$907.7	858.6	$49.1	5.7%
Note - Amounts may not foot due to rounding difference.
The growth in our net accounts receivable from June 30, 2018 to June 30, 2019 reflects sustained sales growth combined with relatively stronger growth of our national accounts business, which tends to have longer payment terms than our business as a whole. In any given period and over time, the strong growth of our large customer accounts can result in faster growth in receivables relative to net sales growth. Growth in net accounts receivable in the period was also impacted by the timing of customers' payments late in the quarter, a trend that began in the fourth quarter of 2017 and has intensified since that time period. Based on the aging of our receivables, there has been no erosion in the quality of our receivables.
The increase in inventory from June 30, 2018 to June 30, 2019 was primarily to improve service, support increased business activity and sales growth, particularly large increases in the number of installed vending devices and active Onsite locations, and inflation and tariffs. These factors were partly offset by programs intended to improve our inventory efficiency. We intend to continue to invest in the inventory necessary to support our vending and Onsite initiatives. However, we have reduced other spending which is expected to moderate inventory growth through the balance of 2019.
Net Cash Used in Investing Activities
Net cash used in investing activities increased from the first six months of 2018 to the first six months of 2019. This was due to higher spending on property, plant and equipment.
Our capital spending will typically fall into five categories: (1) the addition of manufacturing and warehouse property and equipment, (2) the purchase of industrial vending technology, (3) the purchase of software and hardware for our information processing systems, (4) the addition of fleet vehicles, and (5) the purchase of signage, shelving, and other fixed assets related to branch and Onsite locations. Proceeds from the sales of property and equipment, typically for the planned disposition of pick-up trucks as well as distribution vehicles and trailers in the normal course of business, are netted against these purchases and additions. During the first six months of 2019, our net capital expenditures were $119.6, which is an increase of 122.3% from the first six months of 2018. Of these factors, (1), (2), and (4) had the greatest impact on our capital expenditures in the first six months of 2019.
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
Net Cash Used in Financing Activities
Net cash used in financing activities in the first six months of 2019 consisted of payments of dividends, which were partially offset by proceeds from the exercise of stock options. Net cash used in financing activities in the first six months of 2018 consisted of payments of dividends, purchases of our common stock, and payments against debt obligations, which were partially offset by proceeds from the exercise of stock options and proceeds from debt obligations. During the first six months of 2019, we did not purchase any shares of our common stock. During the first six months of 2018, we purchased 1,600,000 shares of our common stock at an average price of approximately $25.26 per share. We currently have authority to purchase up to 4,800,000 additional shares of our common stock. An overview of our dividends paid or declared in 2019 and 2018 is contained in Note 3 of the Notes to Condensed Consolidated Financial Statements.
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
Certain Risks and Uncertainties – Certain statements contained in this document do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, our strategies, goals, mission and vision, and our expectations related to future capital expenditures, future tax rates, future inventory levels, Onsite and industrial vending signings, and the impact of price increases on overall sales growth or margin performance. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, weak acceptance or adoption of our vending or Onsite business models, increased competition in industrial vending or Onsite, difficulty in maintaining installation quality as our industrial vending business expands, the leasing to customers of a significant number of additional industrial vending devices, the failure to meet our goals and expectations regarding branch openings, branch closings, or expansion of our industrial vending or Onsite operations, changes in the implementation objectives of our business strategies, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law or the impact of any such changes on future tax rates, changes in tariffs or the impact of any such changes on our financial results, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, difficulties measuring the contribution of price increases on sales growth, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to certain market risks from changes in foreign currency exchange rates, commodity steel pricing, commodity energy prices, and interest rates. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments, our operations in countries other than the U.S., and earnings denominated in foreign currencies. Historically, our primary exchange rate exposure has been with the Canadian dollar against the United States dollar. We have not historically hedged our foreign currency risk given that exposure to date has not been material. In the first six months of 2019, changes in foreign currency exchange rates reduced our reported net sales by $11.9 with the estimated effect on our net earnings being immaterial.

Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers. In the first six months of 2019, we have experienced stable overall steel price trends.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity. Rising costs for these commodities can produce higher fuel costs for our hub and field-based vehicles and utility costs for our in-market locations, distribution centers, and manufacturing facilities. Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. We believe that over time these risks are mitigated in part by our ability to pass freight and product costs to our customers, the efficiency of our trucking distribution network, and the ability, over time, to manage our occupancy costs related to the heating and cooling of our facilities through better efficiency. Our estimated net earnings exposure for commodity energy prices was not material in the first six months of 2019.
Interest rates - Loans under our Credit Facility bear interest at floating rates tied to LIBOR (or, if LIBOR is no longer available, at a replacement rate to be determined by the administrative agent for the Credit Facility and consented to by us). As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase in LIBOR in the first six months of 2019 would have resulted in approximately $1.8 of additional interest expense. A description of our Credit Facility is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the second quarter of 2019:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2019	0	$0.00	0	4,800,000
May 1-31, 2019	0	$0.00	0	4,800,000
June 1-30, 2019	0	$0.00	0	4,800,000
Total	0	$0.00	0	4,800,000

(1)
On July 11, 2017, our board of directors established a new authorization for us to repurchase up to 10,000,000 shares of our common stock. As of June 30, 2019, we had remaining authority to repurchase 4,800,000 shares under this authorization.

ITEM 6 — EXHIBITS
INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 8-K dated as of April 22, 2019 (file no. 000-16125))

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company's Form 8-K dated as of January 17, 2019 (file no. 000-16125))

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: July 16, 2019	By:	/s/ Holden Lewis
Holden Lewis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 16, 2019	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Controller, Chief Accounting Officer, and
Treasurer (Duly Authorized Officer)