Form 10-Q
period 2019-09-30
FASTENAL CO
filed 2019-10-16
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019, or

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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $.01 per share	FAST	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 10, 2019, there were approximately 573,527,178 shares of the registrants common stock outstanding.

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in millions except share information)

	(Unaudited)
Assets	September 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$191.2	167.2
Trade accounts receivable, net of allowance for doubtful accounts of $11.5 and $12.8, respectively	817.3	714.3
Inventories	1,354.7	1,278.7
Prepaid income taxes	0.4	9.0
Other current assets	137.2	147.0
Total current assets	2,500.8	2,316.2

Property and equipment, net	997.7	924.8
Operating lease right-of-use assets	238.4	—
Other assets	77.3	80.5

Total assets	$3,814.2	3,321.5

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$3.0	3.0
Accounts payable	215.2	193.6
Accrued expenses	241.3	240.8
Current portion of operating lease liabilities	95.6	—
Total current liabilities	555.1	437.4

Long-term debt	442.0	497.0
Operating lease liabilities	144.8	—
Deferred income taxes	86.6	84.4

Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 800,000,000 shares authorized, 573,526,178 and 571,803,838 shares issued and outstanding, respectively	2.9	2.9
Additional paid-in capital	50.3	3.0
Retained earnings	2,581.5	2,341.6
Accumulated other comprehensive loss	(49.0)	(44.8)
Total stockholders' equity	2,585.7	2,302.7
Total liabilities and stockholders' equity	$3,814.2	3,321.5
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Amounts in millions except earnings per share)

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Net sales	$4,056.8	3,733.5	$1,379.1	1,279.8

Cost of sales	2,139.8	1,922.4	728.0	664.0
Gross profit	1,917.0	1,811.1	651.1	615.8

Operating and administrative expenses	1,099.5	1,045.8	369.2	353.8
Gain on sale of property and equipment	(0.8)	(0.5)	—	(0.3)
Operating income	818.3	765.8	281.9	262.3

Interest income	0.3	0.3	0.1	0.1
Interest expense	(11.3)	(8.9)	(3.6)	(3.0)

Earnings before income taxes	807.3	757.2	278.4	259.4

Income tax expense	195.1	174.1	64.9	61.8

Net earnings	$612.2	583.1	$213.5	197.6

Basic net earnings per share	$1.07	1.02	$0.37	0.34

Diluted net earnings per share	$1.07	1.01	$0.37	0.34

Basic weighted average shares outstanding	572.9	574.5	573.5	574.0

Diluted weighted average shares outstanding	574.0	574.9	574.4	574.5
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Net earnings	$612.2	583.1	$213.5	197.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2019 and 2018)	(4.2)	(11.6)	(9.6)	(0.8)
Comprehensive income	$608.0	571.5	$203.9	196.8
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Amounts in millions except per share information)

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Common stock
Balance at beginning of period	$2.9	2.9	$2.9	2.9
Balance at end of period	2.9	2.9	2.9	2.9
Additional paid-in capital
Balance at beginning of period	3.0	8.5	46.0	0.4
Stock options exercised	43.0	11.3	2.9	5.7
Purchases of common stock	—	(16.2)	—	—
Stock-based compensation	4.3	3.8	1.4	1.3
Balance at end of period	50.3	7.4	50.3	7.4
Retained earnings
Balance at beginning of period	2,341.6	2,110.6	2,494.2	2,259.2
Net earnings	612.2	583.1	213.5	197.6
Dividends paid in cash	(372.3)	(327.5)	(126.2)	(114.8)
Purchases of common stock	—	(24.2)	—	—
Balance at end of period	2,581.5	2,342.0	2,581.5	2,342.0
Accumulated other comprehensive income (loss)
Balance at beginning of period	(44.8)	(25.1)	(39.4)	(35.9)
Other comprehensive income (loss)	(4.2)	(11.6)	(9.6)	(0.8)
Balance at end of period	(49.0)	(36.7)	(49.0)	(36.7)
Total stockholders' equity	$2,585.7	2,315.6	$2,585.7	2,315.6

Cash dividends paid per share of common stock	$0.65	$0.57	$0.22	$0.20
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)

	(Unaudited)
	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$612.2	583.1
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisition:
Depreciation of property and equipment	107.8	99.3
Gain on sale of property and equipment	(0.8)	(0.5)
Bad debt expense	4.9	5.1
Deferred income taxes	2.2	24.1
Stock-based compensation	4.3	3.8
Amortization of intangible assets	3.0	3.0
Changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(108.0)	(172.0)
Inventories	(76.9)	(104.9)
Other current assets	9.8	(8.3)
Accounts payable	21.6	38.5
Accrued expenses	0.5	33.6
Income taxes	8.6	(8.7)
Other	1.1	0.1
Net cash provided by operating activities	590.3	496.2

Cash flows from investing activities:
Purchases of property and equipment	(184.3)	(97.1)
Proceeds from sale of property and equipment	5.0	8.3
Cash paid for acquisition	—	(3.7)
Other	0.2	(6.4)
Net cash used in investing activities	(179.1)	(98.9)

Cash flows from financing activities:
Proceeds from debt obligations	745.0	640.0
Payments against debt obligations	(800.0)	(665.0)
Proceeds from exercise of stock options	43.0	11.3
Purchases of common stock	—	(40.4)
Payments of dividends	(372.3)	(327.5)
Net cash used in financing activities	(384.3)	(381.6)

Effect of exchange rate changes on cash and cash equivalents	(2.9)	(2.9)

Net increase in cash and cash equivalents	24.0	12.8

Cash and cash equivalents at beginning of period	167.2	116.9
Cash and cash equivalents at end of period	$191.2	129.7

Supplemental disclosure of cash flow information:
Cash paid for interest	$11.3	8.9
Net cash paid for income taxes	$182.6	158.0
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2019 and 2018
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
Recently Adopted Accounting Pronouncements
Effective January 1, 2019, we adopted the Financial Accounting Standards Board ('FASB') Accounting Standards Update ('ASU') 2016-02, Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition, which we elected. As a result of the adoption of ASC 842 on January 1, 2019, we recorded both operating lease right-of-use ('ROU') assets of $227.5 and lease liabilities of $228.3. The adoption of ASC 842 had an immaterial impact on our Condensed Consolidated Statement of Earnings and Condensed Consolidated Statement of Cash Flows for both the nine-month and three-month periods ended September 30, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification.
Additional information and disclosures required by this new standard are contained in Note 5, 'Operating Leases'.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2019 and 2018
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
Disaggregation of Revenue
Our revenues related to the following geographic areas were as follows for the periods ended September 30:

	Nine-month Period		Three-month Period
	2019	2018	2019	2018
United States	$3,479.7	3,226.0	$1,182.0	1,104.9
All foreign countries	577.1	507.5	197.1	174.9
Total revenues	$4,056.8	3,733.5	$1,379.1	1,279.8

The percentages of our sales by end market were as follows for the periods ended September 30:

	Nine-month Period		Three-month Period
	2019	2018	2019	2018
Manufacturing	67.5%	66.7%	67.5%	66.4%
Non-residential construction	12.9%	13.1%	13.0%	13.4%
Other	19.6%	20.2%	19.5%	20.2%
	100.0%	100.0%	100.0%	100.0%

The percentages of our sales by product line were as follows for the periods ended September 30:

		Nine-month Period		Three-month Period
Type	Introduced	2019	2018	2019	2018
Fasteners(1)	1967	34.3%	35.1%	33.7%	34.7%
Tools	1993	10.0%	10.1%	10.2%	10.1%
Cutting tools	1996	5.8%	5.7%	5.7%	5.7%
Hydraulics & pneumatics	1996	6.9%	6.9%	6.8%	6.7%
Material handling	1996	5.9%	5.8%	5.9%	5.7%
Janitorial supplies	1996	7.7%	7.6%	8.0%	7.8%
Electrical supplies	1997	4.7%	4.6%	4.6%	4.6%
Welding supplies	1997	4.2%	4.1%	4.2%	4.1%
Safety supplies	1999	17.6%	17.0%	18.2%	17.3%
Other		2.9%	3.1%	2.7%	3.3%
		100.0%	100.0%	100.0%	100.0%
(1) The fasteners product line represents fasteners and miscellaneous supplies.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2019 and 2018
(Unaudited)

(3) Stockholders' Equity
Dividends
On October 10, 2019, our board of directors declared a dividend of $0.22 per share of common stock to be paid in cash on November 22, 2019 to shareholders of record at the close of business on October 25, 2019. Since 2011, we have paid quarterly dividends. Our board of directors intends to continue paying quarterly dividends, provided that any future determination as to payment of dividends will depend on the financial condition and results of operations of the company and such other factors as are deemed relevant by the board of directors.
The following table presents the dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2019	2018
First quarter	$0.215	0.185
Second quarter	0.215	0.185
Third quarter	0.220	0.200
Fourth quarter	0.220	0.200
Total	$0.870	0.770

Stock Options
The following tables summarize the details of options granted under our stock option plans that were still outstanding as of September 30, 2019, and the assumptions used to value these grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	September 30, 2019
Date of Grant				Options Outstanding	Options Exercisable
January 2, 2019	1,316,924	$26.00	$25.705	1,292,720	29,010
January 2, 2018	1,087,936	$27.50	$27.270	1,027,436	42,370
January 3, 2017	1,529,578	$23.50	$23.475	1,231,114	359,900
April 19, 2016	1,690,880	$23.00	$22.870	1,261,154	312,714
April 21, 2015	1,786,440	$21.00	$20.630	933,636	428,460
April 22, 2014	1,910,000	$28.00	$25.265	711,150	465,540
April 16, 2013	410,000	$27.00	$24.625	115,346	74,096
April 17, 2012	2,470,000	$27.00	$24.505	864,378	757,576
April 19, 2011	820,000	$17.50	$15.890	23,500	23,500
Total	13,021,758			7,460,434	2,493,166

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2019 and 2018
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the nine-month periods ended September 30, 2019 and 2018 was $4.3 and $3.8, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of September 30, 2019 was $14.4 and is expected to be recognized over a weighted average period of 3.95 years. Any future changes in estimated forfeitures will impact this amount.
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings per share calculation because they were anti-dilutive:

	Nine-month Period		Three-month Period
Reconciliation	2019	2018	2019	2018
Basic weighted average shares outstanding	572,934,475	574,526,758	573,452,002	574,013,820
Weighted shares assumed upon exercise of stock options	1,042,830	390,058	914,771	512,624
Diluted weighted average shares outstanding	573,977,305	574,916,816	574,366,773	574,526,444

	Nine-month Period		Three-month Period
Summary of Anti-dilutive Options Excluded	2019	2018	2019	2018
Options to purchase shares of common stock	460,824	3,194,684	553,366	3,069,590
Weighted average exercise prices of options	$27.55	27.51	$27.59	27.51

Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2019 and 2018
(Unaudited)

(4) Income Taxes
Fastenal files income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2016 in the case of United States federal examinations, and 2015 in the case of foreign, state, and local examinations. During the first nine months of 2019, there were no material changes in unrecognized tax benefits.
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
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases was approximately $93.1. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote. To the extent our fleet contains vehicles we estimate will settle at a gain, such gains on these vehicles will be recognized when we sell the vehicle.
The cost components of our operating leases were as follows for the periods ended September 30, 2019:

	Nine-month Period			Three-month Period
	Leased Facilities and Equipment	Leased Vehicles	Total	Leased Facilities and Equipment	Leased Vehicles	Total
Operating lease cost	$78.0	10.3	88.3	$26.2	3.6	29.8
Variable lease cost	7.7	1.4	9.1	2.3	0.4	2.7
Short-term lease cost	—	20.1	20.1	—	6.6	6.6
Total	$85.7	31.8	117.5	$28.5	10.6	39.1

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

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2019 and 2018
(Unaudited)

Maturities of our lease liabilities for all operating leases are as follows as of September 30, 2019:

	Leased Facilities and Equipment	Leased Vehicles	Total
2019	$23.7	3.2	26.9
2020	83.3	9.5	92.8
2021	57.6	5.3	62.9
2022	34.8	2.9	37.7
2023	19.9	1.1	21.0
2024 and thereafter	11.3	0.2	11.5
Total lease payments	$230.6	22.2	252.8
Less: Interest	(11.6)	(0.8)	(12.4)
Present value of lease liabilities	$219.0	21.4	240.4

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of September 30, 2019:

Remaining lease term and discount rate:	September 30, 2019
Weighted average remaining lease term (years)
Leased facilities and equipment	3.30
Leased vehicles	2.57
Weighted average discount rate
Lease facilities and equipment	3.31%
Leased vehicles	3.11%

Supplemental cash flow information related to our operating leases was as follows for the period ended September 30, 2019:

Nine-month Period
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$87.0
Leased assets obtained in exchange for new operating lease liabilities	87.6

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2019 and 2018
(Unaudited)

(6) Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	September 30, 2019	December 31, 2018
Outstanding loans under unsecured revolving credit facility	$310.0	365.0
2.00% Senior unsecured promissory note payable	40.0	40.0
2.45% Senior unsecured promissory note payable	35.0	35.0
3.22% Senior unsecured promissory note payable	60.0	60.0
Total debt	445.0	500.0
Less: Current portion of debt	(3.0)	(3.0)
Long-term debt	$442.0	497.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation	$36.3	36.3

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
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to the London Interbank Offered Rate ('LIBOR') for interest periods of various lengths selected by us, plus 0.95%. Based on the interest periods we have chosen, our weighted per annum interest rate at September 30, 2019 was approximately 3.0%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our usage of the Credit Facility.
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
(7) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2018 annual report on Form 10-K in Note 10 of the Notes to Consolidated Financial Statements. As of September 30, 2019, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.
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
Business
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of over 3,200 in-market locations. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes producers who incorporate our products into final goods, called original equipment manufacturing (OEM), and/or utilize our supplies in the maintenance, repair, and operation (MRO) of their facilities and equipment. The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, oil exploration, production, and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our branches and customers are primarily located in North America (the United States, Canada, and Mexico), though our presence outside of North America continues to grow as well.
Our motto is Growth through Customer Service®. We are a growth-centric organization focused on identifying 'drivers' that allow us to get closer to our customers and gain market share in what we believe remains a fragmented industrial distribution market. Our growth drivers have evolved and changed, and can be expected to continue to evolve and change, over time.
Executive Overview
Net sales increased $99.3, or 7.8%, in the third quarter of 2019 relative to the third quarter of 2018. Our gross profit as a percentage of net sales declined to 47.2% in the third quarter of 2019 from 48.1% in the third quarter of 2018. Our operating income, as a percentage of net sales, declined to 20.4% in the third quarter of 2019 from 20.5% in the third quarter of 2018. Our net earnings during the third quarter of 2019 were $213.5, an increase of 8.0% when compared to the third quarter of 2018. Our diluted net earnings per share were $0.37 during the third quarter of 2019 compared to $0.34 during the third quarter of 2018, an increase of 8.0%. The net earnings and diluted earnings per share for both periods benefited from discrete tax gains. When adjusting for these discrete items, our net earnings and diluted net earnings per share in the third quarter of 2019 would have grown 7.2% and 7.3%, respectively, over the third quarter of 2018.
We continue to focus on our growth drivers. During the third quarter of 2019, we signed 50 new national account contracts (defined as new customer accounts with a multi-site contract). Additionally, we signed 84 new Onsite customer locations (defined as dedicated sales and service provided from within, or in close proximity to, the customer's facility) and 5,671 new industrial vending devices in the third quarter of 2019.
The table below summarizes our total employee headcount, our investments in in-market locations (defined as the sum of the total number of public branch locations and the total number of active Onsite locations), and industrial vending devices at the end of the periods presented and the percentage change compared to the end of the prior periods.

			Change Since:		Change Since:		Change Since:
	Q3 2019	Q2 2019	Q2 2019	Q4 2018	Q4 2018	Q3 2018	Q3 2018
In-market locations - absolute employee headcount	14,128	14,372	-1.7%	14,015	0.8%	13,749	2.8%
Total absolute employee headcount (1)	21,938	22,232	-1.3%	21,644	1.4%	21,182	3.6%

Number of public branch locations	2,146	2,165	-0.9%	2,227	-3.6%	2,261	-5.1%
Number of active Onsite locations	1,076	1,026	4.9%	894	20.4%	828	30.0%
Number of in-market locations	3,222	3,191	1.0%	3,121	3.2%	3,089	4.3%
Industrial vending devices (installed count) (2)	88,327	85,871	2.9%	81,137	8.9%	78,706	12.2%
Ratio of industrial vending devices to in-market locations	27:1	27:1		26:1		25:1
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
During the last twelve months, we increased our absolute employee headcount by 379 people in our in-market locations and 756 people in total. The increase is mostly a function of additions we have made to support customer growth in the field as well as investments in our growth drivers.
We opened two branches in the third quarter of 2019 and closed 22 branches. One branch was converted from a public branch to a non-public location, and two non-public locations were converted to public branches. We activated 87 Onsite locations in the third quarter of 2019 and closed 35. The number of closings reflects both normal churn in our business, whether due to exiting customer relationships, the shutting or relocation of a customer facility, or a customer decision, as well as a review of certain underperforming locations. Our in-market network forms the foundation of our business strategy, and we will continue to open or close locations as is deemed necessary to sustain and improve our network, support our growth drivers, and manage our operating expenses.
Results of Operations

The following sets forth condensed consolidated statement of earnings information (as a percentage of net sales) for the periods ended September 30:

	Nine-month Period		Three-month Period
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	47.3%	48.5%	47.2%	48.1%
Operating and administrative expenses	27.1%	28.0%	26.8%	27.6%
Gain on sale of property and equipment	0.0%	0.0%	0.0%	0.0%
Operating income	20.2%	20.5%	20.4%	20.5%
Net interest expense	-0.3%	-0.2%	-0.3%	-0.2%
Earnings before income taxes	19.9%	20.3%	20.2%	20.3%

Note – Amounts may not foot due to rounding difference.
Net Sales
The table below sets forth net sales and daily sales for the periods ended September 30, and changes in such sales from the prior period to the more recent period:

	Nine-month Period		Three-month Period
	2019	2018	2019	2018
Net sales	$4,056.8	3,733.5	$1,379.1	1,279.8
Percentage change	8.7%	13.1%	7.8%	13.0%
Business days	191	191	64	63
Daily sales	$21.2	19.5	$21.5	20.3
Percentage change	8.7%	13.1%	6.1%	13.0%
Daily sales impact of currency fluctuations	-0.4%	0.2%	-0.2%	-0.4%
Daily sales impact of acquisitions	0.1%	0.4%	0.0%	0.1%

Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
The increase in net sales noted above for both 2019 and 2018 was driven primarily by higher unit sales and, to a lesser degree, higher prices to mitigate the effect of general inflation and tariffs in the marketplace. These positive factors were slightly offset by severe winter conditions in the first three months of both nine month periods and hurricane disruption in the third quarter of 2018. We estimate these temporary weather events disrupted activity and reduced sales growth by an estimated 15 to 35 basis points in the first nine months of both 2018 and 2019.
In both periods, the higher unit sales resulted primarily from two sources.

The first source is growth in underlying market demand. In the first nine months of 2019, the Purchasing Managers Index (PMI), published by the Institute for Supply Chain Management, averaged 52.3. Readings above 50 are indicative of growing demand, and the state of this gauge over the last nine months has favorably influenced our unit sales. This manifested in our fasteners, our most cyclical product line, which grew 6.7% on a daily basis in the first nine months of 2019. We also experienced growth in sales to 72 of our top 100 customers over the first nine months of 2019. These metrics describe an environment of continued growth in the first nine months of 2019. Even so, we believe economic activity in our markets slowed in the third quarter of 2019 versus the first and second quarters of 2019 and the activity we experienced through much of 2018. The PMI averaged 49.4 in the third quarter of 2019 and was 47.8 in September of 2019, levels that are indicative of flat to declining demand. Industrial Production in the United States, which we believe is the best descriptor of the state of the macro environment we face, was up just 0.3% in July and August of 2019 (September was unavailable at the time of this document's release) over the third quarter of 2018, decelerating from up 1.2% in the second quarter of 2019 versus the second quarter of 2018 and up 2.9% in the first quarter of 2019 versus the first quarter of 2018. Fastener growth in the third quarter of 2019 was up just 3.0% on a daily basis. We experienced growth in sales to 62 of our top 100 customers. Oil and gas was the first market to weaken in late 2018, and we have since seen that weakening spread to additional areas including heavy machinery and most industrial manufacturing segments of the market as well as smaller non-residential construction customers.
The second source is success within our growth initiatives. In the first nine months and the third quarter of 2019, the most impactful drivers included:

•
We signed 16,713 industrial vending devices during the first nine months of 2019 and 5,671 industrial vending devices during the third quarter of 2019. Our installed device count on September 30, 2019 was 88,327, an increase of 12.2% over September 30, 2018. Daily sales through our vending devices grew at a mid-teens pace in the first nine months of 2019 and in the third quarter of 2019 when compared to the same periods of 2018 due to the increase in the installed base. These device counts do not include slightly more than 15,000 vending devices deployed as part of a lease locker program. We believe slower economic activity has lengthened the sales cycle for vending. As a result, we currently expect to sign approximately 22,000 vending devices in 2019, slightly below our previous goal of 23,000 to 25,000 units.

•
We signed 283 new Onsite locations during the first nine months of 2019 and 84 new Onsite locations during the third quarter of 2019. We had 1,076 active sites on September 30, 2019, which represented an increase of 30.0% from September 30, 2018. Daily sales through our Onsite locations, excluding sales transferred from branches to new Onsites, grew at a high-teens pace in the first nine months of 2019 over the first nine months of 2018, and grew at a low-teens pace in the third quarter of 2019 over the third quarter of 2018, with weak demand impacting more mature sites. Our goal for Onsite signings in 2019 remains 375 to 400.

•
We signed 160 new national account contracts during the first nine months of 2019; 50 of these were signed in the third quarter of 2019. Daily sales from our national account customers grew 13.1% in the first nine months of 2019 over the first nine months of 2018, and grew 10.2% in the third quarter of 2019 over the third quarter of 2018.

Since 2017, we have experienced increases in product cost owing to general inflation as well as tariffs levied on our products, primarily those sourced from China from which we directly and indirectly source a significant minority of our goods. We have taken a number of steps to mitigate the impact of these higher product costs on ourselves and our customers, one of which was to adjust pricing where appropriate. These include a narrow price increase at the end of 2018 and a broader price increase in June and July of 2019 that are influencing the nine month and three month periods of 2019, though to a lesser degree than the market and growth driver impacts described above. We estimate the contribution of price increases to sales growth in the first nine months and third quarter of 2019 was 80 to 110 basis points and 90 to 120 basis points, respectively. We estimate the contribution of price increases to sales growth in the first nine months and third quarter of 2018 was 40 to 70 basis points and 80 to 110 basis points, respectively. In the fourth quarter of 2018, we made changes to how we calculated the contribution of price increases that resulted in updated ranges for the first nine months and third quarter of 2018, which differ from those that had been disclosed when we originally reported the results of that quarter. We will continue to evaluate marketplace conditions and implement strategies, including incremental pricing actions if appropriate, as the need arises.

Sales by Product Line
The approximate mix of sales from our fastener product line and from our other product lines was as follows for the periods ended September 30:

	Nine-month Period		Three-month Period
	2019	2018	2019	2018
Fastener product line	34.3%	35.1%	33.7%	34.7%
Other product lines	65.7%	64.9%	66.3%	65.3%
	100.0%	100.0%	100.0%	100.0%
Gross Profit
In the first nine months of 2019, our gross profit, as a percentage of net sales, declined to 47.3%, or 120 basis points from 48.5% in the first nine months of 2018. We believe the decline in gross profit during this period is primarily due to three items. (1) From the first nine months of 2018 to the first nine months of 2019, our daily sales of fastener products grew 6.7% while our daily sales of non-fastener products grew 10.1%. Fasteners are our largest product line and our highest gross profit margin product line due to the high transaction cost surrounding the sourcing and supply of the product for our customers. Over the same period, larger customers, for which national accounts are a good proxy and whose more focused buying patterns allow us to offer them better pricing, grew faster than smaller customers. Relatively slower growth in the first nine months of 2019 in our fastener product line (product mix) with relatively faster growth in sales to our largest customers (customer mix) pushed our gross profit margin lower. Declines in our gross profit percentage, such as we experienced in the third quarter of 2019, is an expected by-product of the success we are having growing sales through our vending and Onsite growth drivers. (2) While we have been successful in raising prices, these increases have lagged behind the rise in product costs over the same period, creating a price/cost deficit that pushes our gross profit margin lower. (3) We manage a global supply chain which includes ocean shipping, handling services, and management of our own truck fleet for moving product between suppliers, our distribution centers, and our in-market locations. We attempt to mitigate the overall costs of these functions, as well as any increase in costs, by sharing them with our customers or by increasing the revenue we generate with our captive truck fleet. If we are unsuccessful sharing the higher costs or generating greater revenue for our freight services, it could adversely impact our gross profit margin. Rising costs related to transporting products, particularly shipping fees and driver wages, caused our domestic freight expense to rise even as slower economic activity produced slight declines in freight revenue, hurting our gross profit margin.
In the third quarter of 2019, our gross profit, as a percentage of net sales, declined to 47.2%, or 90 basis points from 48.1% in the third quarter of 2018. This decline is primarily attributable to the same three factors described above that influenced the first nine months of 2019. However, we did see the negative effects related to each of these three factors moderate in magnitude versus the first two quarters of 2019. The product and customer mix impact narrowed as a result of greater slowing at lower margin Onsites than the remainder of the business, due both to the natural aging of the initiative and the impact of slower activity with our largest customers. The tariff and inflation impact narrowed as a result of efforts to increase prices to offset the related increases in our product costs. The costs of freight narrowed due to lower import expenses.
Operating and Administrative Expenses
Our operating and administrative expenses (including the gain on sales of property and equipment), as a percentage of net sales, improved to 27.1% in the first nine months of 2019 compared to 28.0% in the first nine months of 2018, and improved to 26.8% in the third quarter of 2019 from 27.6% in the third quarter of 2018. The primary contributors to this improvement were relatively lower growth in employee-related, occupancy-related and all other operating and administrative expenses.
The growth in employee-related, occupancy-related, and all other operating and administrative expenses (including the gain on sales of property and equipment) compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Nine-month Period	Three-month Period
		2019	2019
Employee-related expenses	65% to 70%	6.0%	4.2%
Occupancy-related expenses	15% to 20%	2.5%	2.8%
All other operating and administrative expenses	15% to 20%	4.2%	8.6%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. Our employee-related expenses increased in the first nine months of 2019. This was primarily related to: (1) an increase in our full-time equivalent ('FTE') headcount, (2) moderate increases in hourly base wages, and (3) higher bonuses and commissions due to growth in net sales and net earnings. The increase in employee-related expenses in the third quarter of 2019, when compared to the third quarter of 2018, was mainly driven by an increase in our FTE headcount.
The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior periods:

			Change Since:		Change Since:		Change Since:
	Q3	Q2	Q2	Q4	Q4	Q3	Q3
	2019	2019	2019	2018(1)	2018	2018	2018
In-market locations	12,417	12,903	-3.8%	12,211	1.7%	11,995	3.5%
Total selling (includes in-market locations)	14,226	14,687	-3.1%	13,943	2.0%	13,716	3.7%
Distribution	2,821	2,954	-4.5%	2,834	-0.5%	2,716	3.9%
Manufacturing	684	704	-2.8%	693	-1.3%	681	0.4%
Administrative	1,329	1,315	1.1%	1,234	7.7%	1,201	10.7%
Total	19,060	19,660	-3.1%	18,704	1.9%	18,314	4.1%
(1) In materials released on January 17, 2019 related to our fourth quarter and full year 2018 earnings results, we undercounted our total employees by 25. We corrected this in the table above.
Occupancy-related expenses include: (1) building rent and depreciation, (2) utility costs, (3) equipment related to our branches and distribution locations, and (4) industrial vending equipment (we consider vending equipment, excluding leased locker equipment, to be an extension of our in-market operations and classify the depreciation and repair costs as occupancy expense). The increase in occupancy-related expenses in the first nine months of 2019, when compared to the first nine months of 2018, was mainly driven by increases in expenses related to industrial vending equipment, as facility costs were flat to slightly down, with an increase in non-branch occupancy expenses being mostly offset by a decline in branch occupancy expenses. The increase in occupancy-related expenses in the third quarter of 2019, when compared to the third quarter of 2018, was driven by the same factors as the first nine months of 2019.
All other operating and administrative expenses include: (1) selling-related transportation, (2) information technology expenses, (3) general corporate expenses, which consists of legal expenses, general insurance expenses, travel and marketing expenses, etc., and (4) the gain on sales of property and equipment. Combined, all other operating and administrative expenses increased in the first nine months of 2019 when compared to the first nine months of 2018 primarily due to (1) higher spending on information technology, (2) higher expenses related to legal settlements and higher insurance costs, and (3) higher selling-related transportation costs. The increase in all other operating and administrative expenses in the third quarter of 2019, when compared to the third quarter of 2018, was due to (1) higher spending on information technology and (2) higher selling-related transportation expenses.
Net Interest Expense
Our net interest expense was $11.1 in the first nine months of 2019 and $3.5 in the third quarter of 2019, compared to $8.6 in the first nine months of 2018 and $3.0 in the third quarter of 2018. These increases were caused by higher average interest rates and a higher average debt balance during the period.
Income Taxes
We recorded income tax expense of $195.1 in the first nine months of 2019, or 24.2% of earnings before income taxes, and $174.1 in the first nine months of 2018, or 23.0% of earnings before income taxes. Our income tax expense was affected by discrete items in both periods. In the first nine months of 2019, our income tax expense was reduced by $3.6 as a result of applying guideline clarifications issued by the IRS on certain aspects of tax reform as well as tax benefits associated with the exercise of stock options. This reduced our tax rate in the period by 40 basis points. In the first nine months of 2018, our income tax was reduced by $10.3 as a result of a slight reduction in our estimated transition tax liability and accelerating depreciation for certain physical assets. This reduced our tax rate in the period by 140 basis points.

We recorded income tax expense of $64.9 in the third quarter of 2019, or 23.3% of earnings before income taxes, and $61.8 in the third quarter of 2018, or 23.8% of earnings before income taxes. Our income tax expense was affected by discrete items in both periods. In the third quarter of 2019, our income tax expense was reduced by $3.6 as a result of benefits associated with changes made in certain international tax jurisdictions and additional adjustments related to tax reform. This reduced our tax rate in the period by 130 basis points. In the third quarter of 2018, our income tax was reduced by $1.9 as a result of a slight reduction in our estimated transition tax liability and accelerating depreciation for certain physical assets. This reduced our tax rate in the period by 80 basis points.

We believe our ongoing tax rate, absent any discrete tax items, will be in the lower portion of a 24.5% to 25.0% range.
Net Earnings
Our net earnings during the first nine months of 2019 were $612.2, an increase of 5.0% when compared to the first nine months of 2018. Our net earnings during the third quarter of 2019 were $213.5, an increase of 8.0% when compared to the third quarter of 2018. Adjusting for the discrete tax items as described above, our net earnings in the first nine months and third quarter of 2019 would have grown 6.2% and 7.2%, respectively.
Our diluted net earnings per share during the first nine months of 2019 were $1.07, an increase of 5.1% when compared to the first nine months of 2018. Our diluted net earnings per share during the third quarter of 2019 were $0.37, an increase of 8.0% when compared to the third quarter of 2018. Adjusting for the discrete tax items as described above, our diluted net earnings per share in the first nine months and third quarter of 2019 would have grown 6.4% and 7.3%, respectively.
Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended September 30:

	Nine-month Period
	2019	2018
Net cash provided by operating activities	$590.3	496.2
Percentage of net earnings	96.4%	85.1%
Net cash used in investing activities	$179.1	98.9
Net cash used in financing activities	$384.3	381.6
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased in the first nine months of 2019 relative to the first nine months of 2018, primarily due to a reduced drag from working capital investment relative to what was experienced in the first nine months of 2018 and, to a lesser degree, higher net income.
The dollar and percentage change in accounts receivable, net and inventories from September 30, 2018 to September 30, 2019 were as follows:

	September 30		Twelve-month Dollar Change	Twelve-month Percentage Change
	2019	2018	2019	2019
Accounts receivable, net	$817.3	772.5	$44.8	5.8%
Inventories	1,354.7	1,194.7	160.0	13.4%
Total	$2,172.0	1,967.2	$204.8	10.4%

Net sales in last two months	$921.5	868.2	$53.4	6.1%
Note - Amounts may not foot due to rounding difference.
The growth in our net accounts receivable from September 30, 2018 to September 30, 2019 reflects not only our growth in sales but that our growth is being driven disproportionately by our national accounts program, where our customers tend to have longer payment terms than our business as a whole. Our accounts receivable balance also benefited from the timing of the quarter end close. We continue to see customers delaying payments late in the quarter, a trend that began in the fourth quarter of 2017 and has continued since that period. Based on the aging of our receivables, there has been no erosion in the quality of our receivables.
The increase in inventory from September 30, 2018 to September 30, 2019 was primarily to support higher sales, largely reflecting large increases in the number of installed vending devices and active Onsite locations, to support higher levels of service, and from inflation and tariffs. We intend to continue to invest in the inventory necessary to support our vending and Onsite initiatives. However, we have reduced other spending which is expected to moderate inventory growth through the balance of 2019.

Net Cash Used in Investing Activities
Net cash used in investing activities increased from the first nine months of 2018 to the first nine months of 2019. This was due to higher spending on property and equipment.
Our capital spending will typically fall into five categories: (1) the addition of manufacturing and warehouse property and equipment, (2) the purchase of industrial vending technology, (3) the purchase of software and hardware for our information processing systems, (4) the addition of fleet vehicles, and (5) the purchase of signage, shelving, and other fixed assets related to branch and Onsite locations. Proceeds from the sales of property and equipment, typically for the planned disposition of pick-up trucks as well as distribution vehicles and trailers in the normal course of business, are netted against these purchases and additions. During the first nine months of 2019, our net capital expenditures were $179.3, which is an increase of 101.9% from the first nine months of 2018. Of these factors, (1), (2), and (4) had the greatest impact on our capital expenditures in the first nine months of 2019.
Cash requirements for capital expenditures were satisfied from cash generated from operations, available cash and cash equivalents, our borrowing capacity, and the proceeds of disposals. We continue to anticipate net capital expenditures in 2019 to be within a range of $195.0 to $225.0, an increase from $166.8 in 2018. This increase is a result of higher spending for property and equipment to expand our hub capacity, vending devices, and hub vehicles, with our investments in hub capacity likely to be the primary determinant of where we fall within our range.
Net Cash Used in Financing Activities
Net cash used in financing activities in the first nine months of 2019 consisted of payments of dividends and net payments against debt obligations, which were partially offset by proceeds from the exercise of stock options. Net cash used in financing activities in the first nine months of 2018 consisted of payments of dividends, purchases of our common stock, and net payments against debt obligations, which were partially offset by proceeds from the exercise of stock options. During the first nine months of 2019, we did not purchase any shares of our common stock. During the first nine months of 2018, we purchased 1,600,000 shares of our common stock at an average price of approximately $25.26 per share. We currently have authority to purchase up to 4,800,000 additional shares of our common stock. An overview of our dividends paid or declared in 2019 and 2018 is contained in Note 3 of the Notes to Condensed Consolidated Financial Statements.
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
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments, our operations in countries other than the U.S., and earnings denominated in foreign currencies. Historically, our primary exchange rate exposure has been with the Canadian dollar against the United States dollar. We have not historically hedged our foreign currency risk given that exposure to date has not been material. In the first nine months of 2019, changes in foreign currency exchange rates reduced our reported net sales by $14.3 with the estimated effect on our net earnings being immaterial.
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners and related hardware. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers. Through the first nine months of 2019, the price of commodity steel as reflected in many market indexes has declined. Our estimated net earnings exposure for these changes was not material in the first nine months of 2019.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity. Rising costs for these commodities can produce higher fuel costs for our hub and field-based vehicles and utility costs for our in-market locations, distribution centers, and manufacturing facilities. Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. We believe that over time these risks are mitigated in part by our ability to pass freight and product costs to our customers, the efficiency of our trucking distribution network, and the ability, over time, to manage our occupancy costs related to the heating and cooling of our facilities through better efficiency. Our estimated net earnings exposure for commodity energy prices was not material in the first nine months of 2019.
Interest rates - Loans under our Credit Facility bear interest at floating rates tied to LIBOR (or, if LIBOR is no longer available, at a replacement rate to be determined by the administrative agent for the Credit Facility and consented to by us). As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase in LIBOR in the first nine months of 2019 would have resulted in approximately $2.6 of additional interest expense. A description of our Credit Facility is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the third quarter of 2019:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2019	0	$0.00	0	4,800,000
August 1-31, 2019	0	$0.00	0	4,800,000
September 1-30, 2019	0	$0.00	0	4,800,000
Total	0	$0.00	0	4,800,000

(1)
On July 11, 2017, our board of directors established a new authorization for us to repurchase up to 10,000,000 shares of our common stock. This repurchase program has no expiration date. As of September 30, 2019, we had remaining authority to repurchase 4,800,000 shares under this authorization.

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

101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: October 16, 2019	By:	/s/ Holden Lewis
Holden Lewis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 16, 2019	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Controller, Chief Accounting Officer, and
Treasurer (Duly Authorized Officer and Principal Accounting Officer)