Form 10-K
period 2019-12-31
FASTENAL CO
filed 2020-02-06
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________
FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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

Securities registered pursuant to Section 12(g) of the Act:
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
Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was $18,623,405,521, based on the closing price of the registrant's Common Stock on that date. For purposes of determining this number, all executive officers and directors of the registrant as of June 28, 2019 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of January 22, 2020, the registrant had 574,226,297 shares of Common Stock issued and outstanding.

FASTENAL COMPANY
ANNUAL REPORT ON FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the annual meeting of shareholders to be held Saturday, April 25, 2020 ('Proxy Statement') are incorporated by reference in Part III. Portions of our 2019 Annual Report to Shareholders are incorporated by reference in Part II.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K, or in other reports of the company and other written and oral statements made from time to time by the company, do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, and our strategies, goals, mission and vision. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in trade policies or tariffs, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, increased competition in industrial vending or Onsite, difficulty in maintaining installation quality as our industrial vending business expands, the leasing to customers of a significant number of additional industrial vending devices, the failure to meet our goals and expectations regarding branch openings, branch closings, or expansion of our industrial vending or Onsite operations, changes in the implementation objectives of our business strategies, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law or the impact of any such changes on future tax rates, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, and other risks and uncertainties detailed in this Form 10-K under the heading 'Item 1A. Risk Factors'. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

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
STOCK SPLIT
All information contained in this Form 10-K reflects the two-for-one stock splits in both 2019 and 2011.

PART I

ITEM 1.	BUSINESS
Note – Information in this section is as of year end unless otherwise noted. The year end is December 31, 2019 unless additional years are included or noted.
Overview
Fastenal Company (together with our subsidiaries, hereinafter referred to as 'Fastenal' or the company or by terms such as we, our, or us) began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. We opened our first branch in 1967 in Winona, Minnesota, a city with a population today of approximately 27,000. We began with a marketing strategy of supplying threaded fasteners to customers in small, medium-sized, and, in subsequent years, large cities. Over time, that mandate has expanded to a broader range of industrial and construction supplies spanning more than nine major product lines (described later in this document). The large majority of our transactions are business-to-business, though we also have some walk-in retail business. At the end of 2019, we had 3,228 in-market locations (defined in the table below) in 25 countries supported by 15 distribution centers in North America (12 in the United States, two in Canada, and one in Mexico), and we employed 21,948 people. We believe our success can be attributed to the high quality of our employees and their convenient proximity to our customers, and our ability to offer customers a full range of products and services to reduce their total cost of procurement.
The following table shows our consolidated net sales for each fiscal year as well as the number of public branches, Onsite locations, and total in-market locations at the end of each of the last ten years:

	2019	2018	2017	2016	2015	2014	2013	2012	2011	2010
Net sales	$5,333.7	4,965.1	4,390.5	3,962.0	3,869.2	3,733.5	3,326.1	3,133.6	2,766.9	2,269.5
Public branches	2,114	2,227	2,383	2,503	2,622	2,637	2,687	2,652	2,585	2,490
Onsite locations(1)	1,114	894	605	401	264	214
Total in-market locations(2)	3,228	3,121	2,988	2,904	2,886	2,851	2,687	2,652	2,585	2,490
(1) Onsite location information prior to 2014 is intentionally omitted. While such locations have existed since 1992, we did not specifically track their number until we identified our Onsite program as a growth driver in 2014.
(2) 'In-market locations' is defined as the sum of the total number of public branches and the total number of Onsite locations.
One of Fastenal's guiding principles since inception is that we can improve our service by getting closer to the customer. Through much of our history, this was achieved by opening branches, and more recently through new Onsite locations. Today we believe there are few companies that offer our North American in-market location coverage. In 2019, roughly 53% of our sales and 53% of our in-market locations were in major Metropolitan Statistical Areas ('MSAs'; populations in the United States and Canada greater than 500,000 people), while 19% of our sales and 17% of our in-market locations were in small MSAs (populations under 500,000 people), and 28% of our sales and 30% of our in-market locations were not in an MSA. In our view, this has proven to be an efficient means of providing customers with a broad range of products and services on a timely basis. Branches have represented, and continue to represent, the foundation of our service approach. However, we are constantly evaluating the efficacy of our branch network and, in recent years, we have developed additional models that get us still closer to the customer, including vending, bin stocks, and Onsite locations.
We currently have several versions of selling locations: (1) a 'traditional (or public) branch' typically services a wide variety of customers and stocks a wide selection of products we offer, both as part of our standard stocking model and tailored to specific customer needs, (2) an 'overseas branch' focuses on manufacturing customers and our fastener product line (though non-fasteners are becoming more common in these markets) and is the format we typically deploy outside the United States and Canada, and (3) an 'Onsite location' provides dedicated sales and service from within, or in close proximity to, the customer's facility. We utilize additional types of selling locations within our network, but these tend to be more specialized in nature and relatively few in number, comprising less than five percent of our total selling locations.
Traditional and overseas branches sell to multiple customers, and together comprise the majority of our total selling locations. Onsite locations, which serve a single customer, are not included in our total branch counts. However, outside of the fact that they serve a single customer, we believe the function and operation of an Onsite location is similar to that of a branch. This model also represents a meaningful portion of the company's total revenue, and we expect that share to grow materially over time. As a result, we refer to our network in terms of in-market locations, which includes our total branches and Onsite locations.
Branch locations are selected primarily based on their proximity to our distribution network, population statistics, and employment data for manufacturing and non-residential construction companies. We stock all branches with inventory drawn from all of our product lines, and over time, where appropriate, our district and branch personnel may tailor the inventory offering to the needs of the local customer base. Since Fastenal's founding and through 2013, branch openings were a primary growth driver for the company, and we experienced net openings each year over that time span. We have long maintained that marketplace demographics could support a North American network of 3,500 traditional branches. However, since establishing this figure, new growth drivers and business models (Onsite, vending, digital solutions) have emerged and diminished the direct role of traditional branch openings in our growth. It is now unlikely that we will operate the total traditional branch locations we previously believed would be the potential of North America. We will continue to open traditional branches as the company sees fit. However, in each year since 2013, the company has experienced a net decline in its total branch count including net declines of 113 branches in 2019, 156 branches in 2018, and 120 branches in 2017.
Onsite locations may influence the trend in total branch count over time, but are not the primary reason for our branch closings. The Onsite concept is not new, in that we entered into the first such arrangement in 1992. However, we identified it as a growth driver in 2014 and have made substantial investments toward accelerating its traction in the marketplace since 2015. In this model, we service a customer from a location that is physically within the customer's facility (or, in some cases, at a strategically placed off-site location), with inventory that is specific to the customer's needs. In many cases, we are shifting revenue with the customer from an existing branch, though we are beginning to see more new customer opportunities arise as a result of our Onsite capabilities. The model is best suited to larger companies, though we believe we can provide a higher degree of service at a lower level of revenue than most of our competitors. It has been our experience that gross profit percentages at Onsite locations tend to be lower than at branches, but we gain significant revenue with the customer and our cost to serve is materially lower. We have identified over 15,000 customer locations with potential to implement the Onsite service model. These include customers with which we have an existing national account relationship today, as well as potential customers we are aware of due to our local market presence. We expect revenues from Onsite arrangements to increase meaningfully over time. We experienced net increases of 220, 289, and 204 Onsite locations in 2019, 2018, and 2017, respectively, and signed 362, 336, and 270 new Onsite locations in 2019, 2018, and 2017, respectively. We had 1,114 Onsite locations as of December 31, 2019, and anticipate signing 375 to 400 new Onsite locations in 2020.
We first went international when we opened a branch in Canada in 1994. Since then, we have continued to expand our global footprint and at the end of 2019, we operated in 24 countries outside of the United States. Canada and Mexico are the largest of these, representing approximately 11% of total sales collectively, and we also operate in Europe, Asia, and Central and South America. This remaining international business is approximately 3% of total sales. Our go-to-market strategy in countries outside of North America focuses primarily on servicing large, national account customers. From a product perspective, these customers are more heavily oriented toward planned fastener spend. Though in recent years the international business has been growing faster than the U.S. business, we are not as well recognized in many of our foreign locations as we are in the U.S. and, to a lesser extent, Canada. However, our ability to provide a consistent service model, including vending, bin stocks, and Onsites, on a global basis is attractive to our foreign customer base, much of which are the foreign operations of U.S.-based companies. Our international subsidiaries now have 479 in-market locations, including 179 Onsite locations, have over 11,800 vending devices installed, and employ over 3,600 people from around the world.

The following table provides a summary of the public branches and Onsite locations we operated at the end of each year, as well as the openings, closings, and conversions during each year:

	North America					Outside North America
	United States	Canada	Mexico	Puerto Rico and Dominican Republic	Subtotal	Central & South America (1)	Asia (2)	Europe (3)	Africa (4)	Subtotal	Total
In-Market Locations - 2017	2,561	238	104	13	2,916	13	23	34	2	72	2,988
Starting Branches - 2017	2,076	195	53	8	2,332	6	14	29	2	51	2,383
Opened Branches	2	1	—	—	3	—	—	8	—	8	11
Closed/Converted Branches (5)	(154)	(10)	(1)	—	(165)	—	—	—	(2)	(2)	(167)
Ending Branches - 2018	1,924	186	52	8	2,170	6	14	37	—	57	2,227

Starting Onsites - 2017	485	43	51	5	584	7	9	5	—	21	605
Opened Onsites	273	20	14	2	309	1	1	7	—	9	318
Closed/Converted Onsites (5)	(26)	(3)	1	—	(28)	—	(1)	—	—	(1)	(29)
Ending Onsites - 2018	732	60	66	7	865	8	9	12	—	29	894

In-Market Locations - 2018	2,656	246	118	15	3,035	14	23	49	—	86	3,121
Starting Branches - 2018	1,924	186	52	8	2,170	6	14	37	—	57	2,227
Opened Branches	1	1	5	—	7	—	1	4	—	5	12
Closed/Converted Branches (5)	(119)	(4)	(1)	—	(124)	—	(1)	—	—	(1)	(125)
Ending Branches - 2019	1,806	183	56	8	2,053	6	14	41	—	61	2,114

Starting Onsites - 2018	732	60	66	7	865	8	9	12	—	29	894
Opened Onsites	271	18	13	3	305	2	1	4	—	7	312
Closed/Converted Onsites (5)	(78)	(7)	(7)	—	(92)	(1)	1	—	—	—	(92)
Ending Onsites - 2019	925	71	72	10	1,078	9	11	16	—	36	1,114

In-Market Locations - 2019	2,731	254	128	18	3,131	15	25	57	—	97	3,228
(1) Panama, Brazil, Colombia, and Chile
(2) Singapore, China, Malaysia, and Thailand
(3) The Netherlands, Hungary, United Kingdom, Germany, Czech Republic, Italy, Romania, Sweden, Poland, Austria, Switzerland, Ireland, Spain, and France
(4) South Africa
(5) The net impact of non-in-market locations or Onsite locations converted to branches, branches converted to Onsite locations or non-in-market locations, and closures of branches or Onsite locations.
In 1995, we developed a national accounts program aimed at making our products and services more competitive with customers that operate multiple facilities. These customers tend to have more complex supply chains and structures for managing the original equipment manufacturing ('OEM') and maintenance, repair, and operations ('MRO') products we provide while at the same time, by virtue of their size and opportunity, have more negotiating power. We believe our local presence as part of a national, and increasingly international, footprint, our ability to provide a consistent level of high-touch service and broad product availability, and our ancillary capabilities around manufacturing, quality control, and product knowledge, are attractive to these larger customers. We believe our advantage with these customers has only been strengthened as we have added other channels, such as industrial vending, Onsite, Fastenal Managed Inventory ('FMI®'), digital solutions, and resources to serve these customers' unique demands. As a result, in 2019, national accounts represented 53.6% of our sales, compared to 50.7% and 48.2% in 2018 and 2017, respectively. We believe sales to national accounts customers will continue to increase as a percent of our total sales over time.
We introduced industrial vending in 2008. Vending provides our customers the benefits of reduced consumption, reduced purchase orders, reduced product handling, and 24-hour product availability, and we believe our company has a market advantage by virtue of our extensive in-market network of inventory and local personnel. For these reasons, the initiative began to gain significant traction in 2011 and we finished 2019 with approximately 105,000 devices in the field (90,000 generating product revenue and 15,000 in a locker lease program). Our discussion generally focuses on the 90,000 product revenue devices. We believe vending has proven its effectiveness in strengthening our relationships with customers and helped to streamline the supply chain where it has been utilized. We also believe there remains considerable room to grow our current installed base before it begins to approach the number of units we believe the market can support. We estimate the market could support as many as 1.7 million industrial vending devices, and as a result we anticipate continued growth in installed devices over time. We anticipate signing 22,000 to 24,000 new devices in 2020.
Our industrial vending portfolio consists of 23 different vending devices, with 15 of these being in either a helix or locker format. Our most utilized models include the helix-based FAST 5000, which is approximately 40% of our installed base of devices, and our 12- and 18-door lockers, which combined are approximately 35% of our installed base of devices. The lockers are available in multiple configurations and the helix format is configurable to accommodate the various sizes and forms of products that will be dispensed to match the unique needs of our customers. Target monthly revenues per device typically range from under $1,000 to in excess of $3,000, depending on the type of device and products dispensed. The following two tables provide two views of our data: (1) actual device count regardless of the type of device and (2) 'machine equivalent' count based on the weighted target monthly revenue of each device (compared to the FAST 5000 device, which has a $2,000 monthly revenue target). For example, the 12-door locker, with target monthly revenue of $750, would be counted as '0.375 machine equivalent' (0.375 = $750/$2,000).
The industrial vending (product revenue devices) information related to contracts signed during each period was as follows:

		Q1	Q2	Q3	Q4	Annual
Device count signed during the period	2019	5,603	5,439	5,671	5,144	21,857
	2018	5,679	5,537	5,877	4,980	22,073
	2017	5,437	4,881	4,771	4,266	19,355

'Machine equivalent' count signed during the period	2019	5,213	5,058	5,354	4,938	20,563
	2018	5,271	5,250	5,251	4,610	20,382
	2017	4,476	4,032	4,010	3,640	16,158
The industrial vending (product revenue devices) information related to installed devices at the end of each period was as follows:

		Q1	Q2	Q3	Q4
Device count installed at the end of the period	2019	83,410	85,871	88,327	89,937
	2018	73,561	76,069	78,706	81,137
	2017	64,430	66,577	69,058	71,421

'Machine equivalent' count installed at the end of the	2019	69,258	71,942	74,686	76,792
period	2018	58,571	61,405	64,205	66,784
	2017	49,921	51,950	54,215	56,436
In addition to industrial vending noted above, which primarily relates to our non-fastener business, we also provide Fastenal Managed Inventory ('FMI') programs, (also known as 'keep fill' or 'bin stock' programs in the industry) to numerous customers. This business relates to both our maintenance customers (MRO fasteners and non-fasteners) and original equipment manufacturers (OEM fasteners). FMI is like our industrial vending business in that it involves moving product closer to the point of customer use within their facilities. However, the device is typically an open bin which is clustered with other bins in a racking system, each of which holds OEM fasteners, MRO fasteners, and/or non-fastener products that are consumed in the customer's operations. These bins utilize a variety of technologies. For instance, some bins are organized and labeled into customer plan-o-grams which allow for the scanning of product when product is at a minimum desired level and requires replenishment, while other systems utilize scales to measure the volume of a bin's content by its weight. In 2019, Fastenal introduced additional technology utilizing Remote Frequency Identification ('RFID') and Infrared ('IR') systems to bring additional value to the supply chain. RFID automates a standard Kanban program and IR automates the replenishment of individualized work stations. We believe our fully integrated distribution network allows us to manage the supply chain for all sizes of customers. FMI programs tend to generate a higher frequency of business transactions and, coupled with our fully integrated distribution network that allows us to manage these programs for all sizes of customers, foster a strong relationship with customers, as we are often their preferred supplier.
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
We believe our current growth drivers – Onsite locations, international expansion, national accounts, industrial vending, FMI, and digital solutions – on a global basis represent alternative means to address the requirements of certain customer groups. They get us closer to the customer and to where the product is actually consumed. This is consistent with our strategy and offers significant value by providing differentiated and 'sticky' service. Combined with ongoing strategic investments in end market initiatives as well as selling (in-market and otherwise) and non-selling (engineering, product specialists, manufacturing, etc.) employees, we offer a range of capabilities that is difficult for large and small competitors to replicate.
We remain committed to a large, robust service network, including traditional branches; it remains the indispensable foundation of our business. In any given year, it is difficult to predict whether our total branch count will rise or fall. However, with the growth we anticipate in Onsite locations, we believe our total in-market locations will increase over time.
We believe the profitability of our in-market locations is affected by the average revenue produced by each site. In any in-market location, certain costs related to growth are at least partly variable, such as employee-related expenses, while others, like rent and utility costs, tend to be fixed. As a result, it has been shown that as an in-market location increases its sales base over time it typically will achieve a higher operating profit margin. This ability to increase our operating profit margin is influenced by: (1) general growth based on end market expansion and/or market share gains, (2) the age of the in-market location (new locations tend to be less profitable due to start-up costs and, in the case of a traditional branch, the time necessary to generate a customer base), and/or (3) rationalization actions, as in the past several years we have seen a net decline in our traditional branch base. There are many reasons why local or regional management might decide to close a location. Key customers may have migrated to a different part of the market, factories may have closed, our own supply chain capabilities in a market may have evolved to allow us to service some areas with fewer traditional branches, and/or our customers may have transitioned to our Onsite model. The paths to higher operating profit margins are slightly different in a traditional branch versus an Onsite location, as the former will tend to have more fixed costs to leverage while the latter will tend to have a smaller fixed cost burden but have greater leverage of its employee-related expenses. In the short term, the Onsite program can hurt the profitability of our existing branch network as it can pull established revenue away from an existing branch even as its fixed expenses are largely unchanged.
We operate twelve regional distribution centers in the United States – Minnesota, Indiana, Ohio, Pennsylvania, Texas, Georgia, Washington, California, Utah, North Carolina, Kansas, and Mississippi – and three outside the United States – Ontario, Canada; Alberta, Canada; and Nuevo Leon, Mexico. These fifteen distribution centers give us approximately 4.5 million square feet of distribution capacity. These distribution centers are located so as to permit deliveries of two to five times per week to our in-market locations using our trucks and overnight delivery by surface common carrier, with approximately 87% of our North American in-market locations receiving service four to five times per week. The distribution center in Indiana also serves as a 'master' hub, with those in California, North Carolina, and Kansas serving as 'secondary' hubs to support the needs of the in-market locations in their geographic regions as well as provide a broader selection of products for the in-market locations serviced by the other distribution centers.
We currently operate our Minnesota, Indiana, Ohio, Pennsylvania, Texas, Georgia, Washington, California, North Carolina, Kansas, and Ontario, Canada distribution centers with automated storage and retrieval systems ('ASRS'). These eleven distribution centers operate with greater speed and efficiency, and currently handle approximately 97% of our picking activity. We expect to add and/or expand new distribution centers over time as our scale and the number of our in-market locations increases.
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

Trademarks and Service Marks
We conduct business under various trademarks and service marks, and we utilize a variety of designs and tag lines in connection with each of these marks, including Growth Through Customer Service®. Although we do not believe our operations are substantially dependent upon any of our trademarks or service marks, we consider the 'Fastenal' name and our other trademarks and service marks to be valuable to our business. We have registered, or applied for the registration of, various trademarks and service marks. Our registered trademarks and service marks are presumed valid in the United States as long as they are in use, their registrations are properly maintained, and they have not been found to have become generic. Registrations of trademarks and service marks can also generally be renewed indefinitely as long as the trademarks and service marks are in use.
Products
Fastenal was founded as a distributor of fasteners and related industrial and construction supplies. This includes threaded fasteners, bolts, nuts, screws, studs, and related washers, as well as miscellaneous supplies and hardware, such as pins, machinery keys, concrete anchors, metal framing systems, wire rope, strut, rivets, and related accessories. Our fastener product line, which is primarily sold under the Fastenal product name, represented 34.2%, 34.9%, and 35.6% of our consolidated net sales in 2019, 2018, and 2017, respectively.
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
In 1993, we began to aggressively add additional product lines, and these represented 65.8%, 65.1%, and 64.4% of our consolidated sales in 2019, 2018, and 2017, respectively. These products, which we refer to as non-fastener product lines, tend to move through the same distribution channel, get used by the same customers, and utilize the same logistical capabilities as the original fastener product line. This logic is as true today as it was when we first began to diversify our product offering. However, over time, the supply chain for these product lines has evolved in ways independent of the fastener line. For instance, non-fastener product lines benefit disproportionately from our development of industrial vending.
The most significant category of non-fastener products is our safety supplies product line, which accounted for 17.9%, 17.2%, and 16.3% of our consolidated sales in 2019, 2018, and 2017, respectively. This product line has enjoyed dramatic sales growth in the last ten years (nearly tripling as a percentage of sales over that ten-year time frame). This is directly related to our success in industrial vending. Our tools product line accounts for approximately 10% of consolidated net sales, representing 9.9%, 10.0%, and 10.1% in 2019, 2018, and 2017, respectively.
In the last several decades we have added 'private label' brands (often referred to as 'Exclusive Brands', or brands sold exclusively through Fastenal) to our non-fastener offering. These private label brands represented approximately 13%, 13%, and 12% of our consolidated net sales in 2019, 2018, and 2017, respectively. We believe it is also appropriate to think about our private label sales as a percentage of our non-fastener sales for two reasons: (1) branded vs. private label dynamics of fasteners differ from those of non-fasteners; and (2) non-fastener data is more comparable to information reported by our peers, who do not generally have our significant mix of fastener business. Private label brands represented approximately 19%, 19%, and 20% of our total non-fastener sales in 2019, 2018, and 2017, respectively. Over the last few years, we have seen increases in sales of private label products as a percentage of total non-fastener sales when looking at specific sales channels such as Onsite locations, branches, and vending. However, these increases were masked by the relative sales growth we are experiencing with Onsite locations, which typically have a lower percentage of total sales being private label than is the case in branches or sales through vending devices.
We plan to continue to add other product lines in the future.
Detailed information about our sales by product line is provided in Note 2 of the Notes to Consolidated Financial Statements included later in this Form 10-K. Each product line may contain multiple product categories.
Inventory Control
Our inventory stocking levels are determined using our computer systems, by our sales personnel at in-market locations, by our district and regional leadership, and by our product development team. The data used for this determination is derived from sales activity from all of our selling locations, from individual selling locations, and from different geographic areas. It is also derived from supplier information and from customer demographic information. The computer system monitors the inventory level for all stock items and triggers replenishment, or prompts a buyer to purchase, as necessary, based on an established minimum-maximum level. All branches stock a base inventory and may expand beyond preset inventory levels as deemed appropriate by the district and branch personnel. Non-branch selling locations (primarily Onsites) stock inventory based on customer-specific arrangements. Inventories in distribution centers are established from computerized data for the selling locations served by the respective distribution center. Inventory quantities are continuously re-balanced utilizing an automated transfer mechanism we call 'inventory re-distribution'.
Inventory held at our selling locations, close to customers and available on a same-day basis, accounted for approximately 60%, 61%, and 65% of our total inventory at the end of 2019, 2018, and 2017, respectively. Inventory held at our distribution centers and manufacturing locations accounted for approximately 40%, 39%, and 35% of our total inventory at the end of 2019, 2018, and 2017, respectively. The distribution center and manufacturing location inventory, when combined with our trucking network, allows for fast, next-day service at a very competitive cost.
Manufacturing and Support Services Operations
In 2019, approximately 96% of our consolidated net sales were attributable to products manufactured by other companies to industry standards or to customer specific requirements. The remaining 4% related to products manufactured, modified or repaired by our manufacturing businesses or our support services. The manufactured products consist primarily of non-standard sizes of threaded fasteners and hardware made to customers' specifications at one of our nine manufacturing locations, or standard sizes manufactured under our Holo-Krome®, Cardinal Fasteners®, and Spensall® product lines. The services provided by the support services group include, but are not limited to, the repair of tools and hoists, the fabrication of chain sling and hose, band saw blade welding, and other light manufacturing and fabrication. We may add additional services in the future. However, we engage in these activities primarily as a service to our customers and expect them to continue to contribute in the range of 4% to 6% of our consolidated net sales in the future.
Sources of Supply
We use a large number of suppliers for the standard stock items we distribute. Most items distributed by our network can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. No single supplier accounted for more than 5% of our inventory purchases in 2019.
In the case of fasteners and our private label non-fastener products, we have a large number of suppliers but these suppliers are heavily concentrated in a single geographic area, Asia. Within Asia, suppliers in China represent a significant source of product. As a result, the cost and effectiveness of our supply chain is dependent on relatively unfettered trade across geographic regions.
Beyond inventory, we have some concentration of purchasing activity. For example, we utilize a limited number of suppliers for our distribution equipment and our vehicle fleet, and primarily one supplier for our industrial vending equipment. However, we believe there are viable alternatives to each of these, if necessary.
Customers and Marketing
We believe our success can be attributed to our ability to offer customers a full line of quality products, our convenient locations and diverse methods of providing those products, and the superior service orientation and expertise of our employees. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both OEM and MRO customers. The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, oil exploration companies, oil production and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades.
Based on our customer profile being oriented toward manufacturing and non-residential construction, our business has historically been cyclical. However, we believe our model has certain protections that moderate the volatility of our results around cyclical changes. First, we have a large number of customers that serve a wide range of segments within the broader manufacturing and non-residential construction market, although slumps in one industry served by us can rapidly spread to other, interrelated industries, locally or globally. However, we still believe this customer and market segment diversity provides some insulation from economic changes that are not across multiple industries and geographic regions. In addition, while a meaningful part of our revenue is derived from products that are incorporated into final products, we also have a significant portion of revenue that is derived from products used to maintain facilities. This latter source of revenue tends to be directly influenced by cyclical changes, but its rate of change tends to be less dramatic.
In an in-market location, our customer's business activity is tracked through 'active accounts'. Customers often have more than one active account at a single in-market location, reflecting their utilization of different Fastenal services, and frequently have active accounts at many in-market locations across our global network. During the fourth quarter of 2019, our total number of active customer accounts (defined as accounts having purchase activity totaling at least $100 within the last 90 days) was approximately 247,000, while our total 'core accounts' (defined as the average number of accounts with purchase activity of at least $500 per month within the last 90 days) was approximately 80,000. In 2019, no one customer accounted for more than 5% of our sales.

Direct marketing continues to be the backbone of our business through our local in-market selling personnel, as well as our non-branch selling personnel. We support our sales team with multi-channel marketing including direct mail and digital marketing, print and radio advertising, catalogs, promotional flyers, events, and branch signage. In recent years, our national advertising has been focused on a NASCAR® sponsorship through our partnership with Roush Fenway Racing® as the primary sponsor of the No. 17 car in the Monster Energy® NASCAR® Cup Series.
Seasonality
Seasonality has some impact on our sales. The first and fourth quarters are typically our lowest volume periods, given their overlap with winter months in North America during which our direct and indirect sales to customers in the non-residential construction market typically slow due to inclement weather. The fourth quarter also tends to be more greatly affected by the Thanksgiving (October in Canada and November in the United States), Christmas, and New Year holiday periods, due to plant shut downs. In contrast, the second and third quarters typically have higher revenues due to stronger non-residential construction activity and relatively fewer holidays (although Good Friday will sometimes fall in the second quarter and the 4th of July will always fall in the third quarter).
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
Market strategies in industrial distribution are varied. Where products are concerned, while many larger distributors have trended toward a broad-line offering over time, they are often still closely associated with a specific product that can influence their ability to capture market share. This association with a specific product line is often even more pronounced among smaller competitors, though many smaller competitors do deploy a broad-line model. Means of serving the customer are even more diverse. For instance, many competitors maintain a local, branch-based presence in their markets, while others use vans to sell products in markets away from their main warehouses, while still others rely on catalogs or telemarketing sales. Recent years have seen the emergence of e-commerce solutions, such as websites, and while this channel has been embraced by many traditional distributors it also has introduced non-traditional, web-based competitors into the marketplace. The diversity of product and service models supported in the marketplace is a reflection of the equally diverse product and service needs of the customer base. The large majority of our customers utilize multiple channels, from a single distributor or from a range of distributors, to procure the products they need in their operations.
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

Employees
At the end of 2019, we employed 21,948 full and part-time employees. Of these, approximately 72% held an in-market or non-branch selling role. We characterize these personnel as follows:

	2019	2018
In-market locations	13,977	14,015
Non-branch selling	1,854	1,772
Selling subtotal	15,831	15,787
Distribution	4,012	3,830
Manufacturing	711	736
Administrative	1,394	1,291
Non-selling subtotal	6,117	5,857
Total	21,948	21,644
Note – In materials released on January 17, 2019 related to our fourth quarter and full year 2018 earnings results, we undercounted our total employees by 25. We corrected this in the table above, and throughout this document, and as a result some of the figures will not match the comparable figures in our previously published fourth quarter and full year 2018 earnings results.
We believe the quality of our employees is critical to our ability to compete successfully in the markets we currently serve and to our ability to develop new markets and customer relationships. We foster the growth and education of skilled employees throughout the organization by operating training programs and by decentralizing decision-making. Wherever possible, our goal is to 'promote from within'. For example, most new branch and Onsite managers are promoted from an outside sales position, and district managers (who supervise a number of in-market locations) are usually former branch managers.
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
Our selling personnel are compensated with a base salary and an incentive bonus arrangement that places emphasis on achieving increased sales on a branch, Onsite, district, regional, and national account basis, while still attaining targeted levels of, among other things, gross profit, inventory management, and trade accounts receivable collections. As a result, a significant portion of our total employment cost varies with sales volume. We also pay incentive bonuses to our leadership personnel based on one or more of the following factors: sales growth, earnings growth (before and after taxes), profitability, and return on assets improvement, and to our other personnel for achieving predetermined departmental, project, and cost-containment goals.
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
Changes in customer or product mix, downward pressure on sales prices, and changes in volume of orders could cause our gross profit percentage to fluctuate or decline in the future. Changes in our customer or product mix could cause our gross profit percentage to fluctuate or decline. For example, the portion of our sales attributable to fasteners has been decreasing in recent years. That has adversely affected our gross profit percentage as our non-fastener products generally carry lower gross profit margins than our fastener products. Similarly, in recent years, revenues from national accounts customers, which typically have lower gross profit margins by virtue of their scale and available business, have tended to grow faster than revenues from smaller customers. This factor has become more significant as revenues from Onsite locations have grown in the mix. Customer and product mix have contributed to the decline in our gross profit percentage over time, including in 2019 and 2018, and will likely continue to affect our gross profit percentage in 2020 and beyond. However, whether this adverse mix impact will result in a decline of our gross profit percentage in any given year will depend on the extent to which they are, or are not, offset by positive impacts to gross profit margin during such year. Downward pressure on sales prices, changes in the volume of our orders, and an inability to pass higher product costs on to customers could also cause our gross profit percentage to fluctuate or decline. We can experience downward pressure on sales prices as a result of deflation, pressure from customers to reduce costs, or increased competition. Reductions in our volume of purchases can adversely impact gross profit by reducing supplier volume allowances. We may not be able to pass rising product costs to customers if those customers have ready product or supplier alternatives in the marketplace.
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
Our competitive advantage in our industrial vending business could be eliminated and the loss of key suppliers of equipment and services for that business could be disruptive and could result in failure to deploy devices. We believe we have a competitive advantage in industrial vending due to our vending hardware and software, our local branch presence (allowing us to service devices more rapidly), our 'vendible' product depth, and, in North America, our distribution strength. These advantages have developed over time; however, other competitors could respond to our expanding industrial vending business with highly competitive platforms of their own. Such competition could negatively impact our ability to expand our industrial vending business or negatively impact the economics of that business. In addition, we currently rely on a limited number of suppliers for the vending devices used in, and certain software and services needed to operate, our industrial vending business. While these devices, software, and services can be obtained from other sources, loss of our current suppliers could be disruptive and could result in us failing to meet our goals related to the number of devices we are able to deploy in the next twelve to eighteen months.
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
Our ability to successfully attract and retain qualified personnel to staff our selling locations could impact labor costs, sales at existing selling locations, and the successful execution of our growth drivers. Our success depends in part on our ability to attract, motivate, and retain a sufficient number of qualified employees, including inside and outside branch associates, Onsite managers, national account sales representatives, and support personnel, who understand and appreciate our culture and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the industry is high, particularly for less tenured employees. If we are unable to hire and retain personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and product knowledge, our sales could be materially adversely affected. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may also delay the planned expansion of our various selling channels.
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
We may not be able to compete effectively against traditional or non-traditional competitors, which could cause us to lose market share or erode our gross and/or operating income profit and/or percentage. The industrial, construction, and maintenance supply industry, although slowly consolidating, still remains a large, fragmented, and highly competitive industry. Our current or future competitors may include companies with similar or greater market presence, name recognition, and financial, marketing, technological, and other resources, and we believe they will continue to challenge us with their product selection, financial resources, technological advancements, and services. Increased competition from brick-and-mortar retailers could cause us to lose market share or reduce our prices or increase our spending. Similarly, the emergence of on-line retailers, whether as extensions of our traditional competition or in the form of major, non-traditional competitors, could result in easier and quicker price discovery and the adoption of aggressive pricing strategies and sales methods. These pressures could have the effect of eroding our gross and/or operating income profit and/or percentage over time.
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
This risk was most recently demonstrated in 2019. After experiencing strong demand in 2017 and 2018 that produced double-digit sales growth for Fastenal, our growth slowed into the mid-single digits beginning in the second quarter of 2019. During that period, many of our customers involved in the manufacture of components, capital goods, and heavy equipment were impacted by higher costs and reduced confidence stemming from global trade uncertainty. When this happens, these customers tend to cut back on spending which yields a slowdown in our business with these customers.
Trade policies could make sourcing product from overseas more difficult and/or more costly, and could adversely impact our gross and/or operating profit percentage. We source a significant amount of the products we sell from outside of the United States, primarily Asia. We have made significant structural investments over time to be able to source both directly from Asia through our wholly-owned, Asia-based subsidiary, FASTCO Trading Co., Ltd. and indirectly from suppliers that procure product from international sources. This was initially necessary due to the absence of significant domestic fastener production, but over time we have expanded our non-fastener sourcing as well, and at this time it may be difficult to adjust our sourcing in the short term. In light of this, changes in trade policies could affect our sourcing operations, our ability to secure sufficient product to serve our customers and/or impact the cost or price of our products, with potentially adverse impacts on our gross and operating profit percentages and financial results. These risks are particularly acute currently in light of an increase in tariffs, either directly on products we trade in or indirectly on industries we sell into, between the United States and its trading partners, as well as greater uncertainty around regional and global trade agreements generally. China and Canada represent significant sources of product and Canada and Mexico represent our two largest markets in terms of revenue generation after the United States, and each of these countries are currently and/or have been previously subject to disruption due to historical trade policies. There can be no assurances that these disruptions will not continue or increase in the future, with the previously mentioned countries or additional countries with which we do business. The degree to which these changes in the global marketplace affect our financial results will be influenced by the specific details of the changes in trade policies, their timing and duration, and our effectiveness in deploying tools to address these issues. In particular, the tariffs levied on most of our products originating in China have caused us to review and implement potential solutions to the increase in our product costs with our customers. The first of these actions occurred on September 24, 2018, but since that date there have been additional actions to both increase the number of products covered by tariffs and to raise the tariff rates themselves. We have taken actions, including increasing product prices, re-sourcing product, and seeking exemptions for certain products, that have been mostly effective at offsetting the impacts of tariffs on our financial results. The effectiveness of these strategies in response to any future tariffs is unknown.
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
Changes in energy costs and the cost of raw materials used in our products could impact our net sales, cost of sales, gross profit percentage, distribution expenses, and occupancy expenses, which may result in lower operating income. Costs of raw materials used in our products (e.g., steel) and energy costs can fluctuate significantly over time. Increases in these costs result in increased production costs for our suppliers. These suppliers typically look to pass their increased costs along to us through price increases. The fuel costs of our distribution and branch operations have fluctuated as well. While we typically try to pass higher supplier prices and fuel costs through to our customers or to modify our activities to mitigate the impact, we may not be successful, particularly if supplier prices or fuel costs rise rapidly. Failure to fully pass any such increased prices and costs through to our customers or to modify our activities to mitigate the impact would have an adverse effect on our operating income. While increases in the cost of fuel or raw materials could be damaging to us, decreases in those costs, particularly if severe, could also adversely impact us by creating deflation in selling prices, which could cause our gross profit to decline, or by negatively impacting customers in certain industries, which could cause our sales to those customers to decline.
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
Inclement weather and other disruptions to the transportation network could adversely impact our distribution system and demand for our products. Our ability to provide efficient distribution of core business products to our branch network is an integral component of our overall business strategy. Disruptions at distribution centers or shipping ports may affect our ability to both maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations. In addition, severe weather conditions could adversely affect demand for our products in particularly hard hit regions. In August and September 2017, we experienced temporary disruptions in our distribution network in our Gulf Coast, Florida, Georgia, and Puerto Rico regions due to hurricanes Harvey, Irma, and Maria. These storms adversely impacted our product demand and revenues, as well as our gross and operating profit percentages, due to an increase in demand for storm-related products which have a lower gross profit margin, and inefficiencies in delivery services in the immediate aftermath of the storms. In September 2018, hurricane Florence had a similar impact in our Carolinas region, and in the first quarter of 2019, severe winter weather had a similar impact across the northern part of the United States.
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
Tight credit markets could impact our ability to obtain financing on reasonable terms or increase the cost of existing or future financing and interest rate fluctuations could adversely impact our results. As of December 31, 2019, we had $345.0 of outstanding debt obligations, including loans outstanding under our revolving credit facility (the 'Credit Facility') of $210.0 and senior unsecured promissory notes issued under our master note agreement (the 'Master Note Agreement') in the aggregate principal amount of $135.0. Loans under the Credit Facility bear interest at a rate per annum based on the London Interbank Offered Rate ('LIBOR') and mature on November 30, 2023. The notes issued under our Master Note Agreement consist of three series. The first is in an aggregate principal amount of $40.0, bears interest at a fixed rate of 2.00% per annum, and is due and payable on July 20, 2021. The second is in an aggregate principal amount of $35.0, bears interest at a fixed rate of 2.45% per annum, and is due and payable on July 20, 2022. The third is in an aggregate principal amount of $60.0, bears interest at a fixed rate of 3.22% per annum, and is due and payable on March 1, 2024. Our aggregate borrowing capacity under the Credit Facility is $700.0. Our aggregate borrowing capacity under the Master Note Agreement is $600.0; however, none of the institutional investors that are parties to that agreement are committed to purchase notes thereunder.
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
We cannot provide any guaranty of future dividend payments or that we will continue to purchase shares of our common stock pursuant to our share purchase program. Although our board of directors has historically authorized the payment of quarterly cash dividends on our common stock and indicated an intention to do so in the future, there are no assurances that we will continue to pay dividends in the future or continue to increase dividends at historic rates. In addition, although our board of directors has authorized share purchase programs and we purchased shares in 2018, 2017, and prior years through these programs, we may discontinue doing so at any time. Any decision to continue to pay quarterly dividends on our common stock, to increase those dividends, or to purchase our common stock in the future will be based upon our financial condition and results of operations, the price of our common stock, credit conditions, and such other factors as are deemed relevant by our board of directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Note – Information in this section is as of December 31, 2019, unless otherwise noted.
We own the following facilities in Winona, Minnesota:

Purpose	Tote Locations (ASRS)(1)	Approximate Square Feet
Distribution center and home office (2)	246,000	259,000
Manufacturing facility		100,000
Computer support center		13,000
Winona branch		15,000
Winona product support facility		55,000
Rack and shelving storage		42,000
Multi-building complex which houses certain operations of the distribution group, the support services group, and the home office support group		30,000
Customer Experience Center		100,000
(1) Total number of tote locations for small parts storage included in facilities with an ASRS.
(2) During 2018, we acquired land for future expansion of our home office.
We own the following facilities, excluding selling locations, outside of Winona, Minnesota:

Purpose	Location	Tote Locations (ASRS)(1)		Approximate Square Feet
Distribution center	Indianapolis, Indiana	547,000	(2)	1,039,000
Manufacturing facility	Indianapolis, Indiana			220,000
Distribution center	Akron, Ohio	103,000		182,000
Distribution center	Scranton, Pennsylvania	104,000		189,000
Distribution center	Denton, Texas	41,000	(3)	176,000
Manufacturing facility (built in 2019)	Houston, Texas			120,000
Distribution center	Atlanta, Georgia	77,000		198,000
Distribution center (built in 2019)	Seattle, Washington	140,000		246,000
Distribution center and manufacturing facility	Modesto, California	69,000		328,000
Distribution center	High Point, North Carolina	132,000		301,000
Distribution center (4)	High Point, North Carolina	—		350,000
Distribution center	Kansas City, Kansas	170,000		468,000
Distribution center (5)	Kitchener, Ontario, Canada	128,000		142,000
Distribution center (built in 2019)	Jackson, Mississippi	—		269,000
Manufacturing facility	Wallingford, Connecticut			187,000
Manufacturing facility	Rockford, Illinois			100,000
Local re-distribution center and manufacturing facility	Johor, Malaysia			27,000
(1) Total number of tote locations for small parts storage included in facilities with an ASRS.
(2) This property contains an ASRS with capacity of 52,000 pallet locations, in addition to the 547,000 tote locations for small parts.
(3) This facility contains an ASRS with capacity of 14,000 pallet locations, in addition to the 41,000 tote locations for small parts.
(4) In late December 2018, we purchased an additional distribution center in High Point, North Carolina with approximately 750,000 total square feet. Approximately 400,000 square feet will continue to be leased by the previous owner for three years. We began utilizing approximately 350,000 square feet for distribution activities in early 2019.
(5) In late 2019, we began an expansion project at our Kitchener, Ontario, Canada distribution center. This project will add approximately 80,000 square feet of distribution capacity and is scheduled for completion in 2020.

In addition, we own 173 buildings that house our in-market locations in various cities throughout North America.

All other buildings we occupy are leased. Leased branches range from approximately 3,000 to 10,000 square feet, with lease terms of up to 60 months (most initial lease terms are for 36 to 48 months). In addition to our leased branch locations, we also lease the following facilities:

Purpose	Location	Approximate Square Feet	Lease Expiration Date	Remaining Lease Renewal Options
Distribution center	Salt Lake City, Utah	74,000	July 2022	One
Distribution center	Salt Lake City, Utah	56,000	July 2022	One
Distribution center and packaging facility	Salt Lake City, Utah	26,000	July 2022	One
Distribution center and manufacturing facility	Edmonton, Alberta, Canada	45,000	July 2020	None
Distribution center	Apodaca, Nuevo Leon, Mexico	46,000	March 2020	Three
Local re-distribution center and manufacturing facility	Modrice, Czech Republic	17,000	April 2022	None
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
Our shares are traded on The Nasdaq Stock Market under the symbol 'FAST'. As of January 22, 2020, there were approximately 1,000 record holders of our common stock, which includes nominees or broker dealers holding stock on behalf of an estimated 275,000 beneficial owners.
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during each of the last three months of 2019:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2019	0	—	0	4,800,000
November 1-30, 2019	0	—	0	4,800,000
December 1-31, 2019	0	—	0	4,800,000
Total	0	—	0	4,800,000
(1) On July 11, 2017, our board of directors established a new authorization for us to repurchase up to 10,000,000 shares of our common stock. The repurchase program has no expiration date. As of December 31, 2019, we had remaining authority to repurchase 4,800,000 shares under this authorization.
Purchases of shares of our common stock throughout 2019 are described later in this Form 10-K under the heading 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations'.

Fastenal Company Common Stock Comparative Performance Graph
Set forth below is a graph comparing, for the five years ended December 31, 2019, the yearly cumulative total shareholder return on our common stock with the yearly cumulative total shareholder return of the S&P 500 Index and the Dow Jones US Industrial Suppliers Index.
The comparison of total shareholder returns in the performance graph assumes that $100 was invested on December 31, 2014 in Fastenal Company, the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index, and that dividends were reinvested when and as paid.
Comparison of Five-Year Cumulative Total Return Among Fastenal Company, the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index

	2014	2015	2016	2017	2018	2019
Fastenal Company	$100.00	88.19	104.51	125.07	123.11	178.55
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
Dow Jones US Industrial Suppliers Index	100.00	81.52	100.14	104.41	101.89	134.72
Note - The graph and index table above were obtained from Zachs SEC Compliance Services Group.

ITEM 6.	SELECTED FINANCIAL DATA
Incorporated herein by reference is Ten-Year Selected Financial Data on pages 4 and 5 of Fastenal's 2019 Annual Report to Shareholders of which this Form 10-K forms a part, a portion of which is filed as Exhibit 13 to this annual report on
Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.
Business and Operational Overview
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of over 3,200 in-market locations. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both OEM and MRO customers. The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, oil exploration companies, oil production and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our branches, Onsite locations, and customers are primarily located in North America.
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
Executive Overview
Net sales increased $368.6, or 7.4%, in 2019 relative to 2018. Our gross profit as a percentage of net sales declined to 47.2% in 2019 from 48.3% in 2018. Our operating income as a percentage of net sales declined to 19.8% in 2019 from 20.1% in 2018.
Our net earnings in 2019 were $790.9, an increase of 5.2% when compared to 2018. Our diluted net earnings per share were $1.38 in 2019 compared to $1.31 in 2018, an increase of 5.2%. Discrete tax items benefited net earnings by $7.1 in 2018.
We continued to focus on our growth drivers in 2019. Daily sales to our national account customers (defined as customer accounts with a multi-site contract) grew 11.9% in the period. Additionally, we signed 362 new Onsite customer locations (defined as dedicated sales and service provided from within, or in close proximity to, the customer's facility) and 21,857 new industrial vending devices. We experienced sales growth in the mid-teens through both our vending devices and our Onsite locations (excluding sales transferred from a branch).

The table below summarizes our total employee headcount, our investments in in-market locations (defined as the sum of the total number of public branch locations and the total number of active Onsite locations), and industrial vending devices at the end of the periods presented and the percentage change compared to the end of the prior period.

	Q4 2019	Q4 2018	Twelve-month % Change
In-market locations - absolute employee headcount	13,977	14,015	-0.3%
Total absolute employee headcount	21,948	21,644	1.4%

Number of public branch locations	2,114	2,227	-5.1%
Number of active Onsite locations	1,114	894	24.6%
Number of in-market locations	3,228	3,121	3.4%
Industrial vending devices (installed count) (1)	89,937	81,137	10.8%
Ratio of industrial vending devices to in-market locations	28:1	26:1
(1) This number primarily represents devices which principally dispense product and produce product revenues, and excludes approximately 15,000 devices that are part of a locker lease program where the devices are principally used for the check-in/check-out of equipment.
During the last twelve months, we reduced our absolute employee headcount by 38 people in our in-market locations and increased by 304 people in total. The reduction in our absolute employee headcount in our in-market locations reflects actions taken by leadership in our public branches over the past couple of quarters to control expenses in response to weaker demand, which was only partly offset by increases to support growth in our number of Onsite locations. The increase in our total absolute employee headcount is mostly from additions we have made to support customer acquisition, implementation, and growth in the field, particularly as it relates to our growth drivers and to support general corporate and hub functions.
We opened twelve branches and closed 125 branches, net of conversions, in 2019. We activated 312 Onsite locations and closed 92, net of conversions, in 2019. The number of closings reflects both normal churn in our business, whether due to exiting customer relationships, the shutting or relocation of a customer facility, or a customer decision, as well as a review of certain underperforming locations. Our in-market network forms the foundation of our business strategy, and we will continue to open or close locations as is deemed necessary to sustain and improve our network, support our growth drivers, and manage our operating expenses.
Results of Operations
The following sets forth consolidated statements of earnings information (as a percentage of net sales) for the periods ended December 31:

	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Gross profit	47.2%	48.3%	49.3%
Operating and administrative expenses	27.4%	28.2%	29.2%
Gain on sale of property and equipment	0.0%	0.0%	0.0%
Operating income	19.8%	20.1%	20.1%
Net interest expense	-0.3%	-0.3%	-0.2%
Earnings before income taxes	19.6%	19.9%	19.9%
Note – Amounts may not foot due to rounding difference.

Net Sales
Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period. The table below sets forth net sales and daily sales for the periods ended December 31, and changes in such sales from the prior period to the more recent period:

	2019	2018	2017
Net sales	$5,333.7	4,965.1	4,390.5
Percentage change	7.4%	13.1%	10.8%
Business days	254	254	254
Daily sales	$21.0	19.5	17.3
Percentage change	7.4%	13.1%	11.3%
Daily sales impact of currency fluctuations	-0.3%	0.1%	0.1%
Daily sales impact of acquisitions	0.1%	0.4%	1.0%
The increases in net sales noted above for both 2019 and 2018 were a result of higher unit sales and, to a lesser degree, higher prices. Higher product prices were realized throughout 2019 and 2018 as a result of actions (beginning initially in late 2017) taken to offset increases in product costs, and we believe these increases contributed 0.9% to 1.0% and 0.7% to 0.8% to sales growth during 2019 and 2018, respectively. The increase in net sales for 2017 was driven primarily by higher unit sales. Price increases were not a material factor in 2017.
The higher unit sales in 2019 and 2018 resulted primarily from two sources. The first is higher underlying market demand, which we believe is reflected in a number of metrics. For instance, the U.S. Purchasing Managers Index, published by the Institute for Supply Chain Management, averaged 51.2 in 2019 and 58.8 in 2018. Readings above 50 are indicative of growing demand, and we believe these levels are consistent with the sales growth rates we experienced in the respective periods. In addition, U.S. Industrial Production, which is published by the Federal Reserve, increased 0.8% in 2019 and increased 3.9% in 2018. We believe U.S. Industrial Production is a good proxy for the state of our marketplace and that the growth in this metric is consistent with the sales growth rates we experienced in the respective periods. This was reflected as well in daily sales of fasteners, our most cyclical product line, which grew 5.5% and 11.2% in 2019 and 2018, respectively. We also experienced growth in sales to 75 of our top 100 customers in 2019, which compares to growth in sales to 84 of our top 100 customers in 2018.
Another explanation for our results is that while underlying demand throughout 2018 was stable at high levels, underlying demand in 2019 began strong but weakened throughout the year. For instance, the U.S. Purchasing Managers Index averaged 55.4 in the first quarter of 2019 but averaged 47.9 in the fourth quarter of 2019. In addition, U.S. Industrial Production increased 2.9% in the first quarter of 2019 but decreased 0.9% in the fourth quarter of 2019. The slowing in these metrics from the start to the end of 2019 mirrors the slowing growth we experienced in our unit sales over the same period.
A relatively greater contributor to our growth in 2019 was the success of our growth initiatives. We signed 21,857 industrial vending devices during 2019. While this represented a slight decrease in signings of 1.0% from 2018, it also contributed to growth in our installed base to 89,937 vending devices at the end of 2019, an increase of 10.8% over 2018. Growth in our installed base was primarily responsible for sales growth through our vending devices in the mid-teens during 2019. We signed 362 new Onsite locations in 2019, an increase of 7.7% over 2018, and had 1,114 active sites on December 31, 2019, an increase of 24.6% over December 31, 2018. Growth in our number of active sites was primarily responsible for sales growth through our Onsites in the mid-teens during 2019. The contribution of new national account contracts and strong penetration of existing national account customers resulted in daily sales from our national account customers growing 11.9% in 2019 compared to 2018.
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
Sales by Product Line
The approximate mix of sales from fasteners, safety supplies, and all other product lines was as follows:

	2019	2018	2017
Fasteners	34.2%	34.9%	35.6%
Safety supplies	17.9%	17.2%	16.3%
Other product lines	47.9%	47.9%	48.1%
The decrease in our fastener sales as a percentage of total sales arises from two factors. First, we believe non-fastener products represent a larger market opportunity than fasteners, and that we are relatively under-represented in this market. Over time, this has led to faster growth in the non-fastener product lines, a trend amplified by the growth of our industrial vending program through which we sell primarily non-fastener products. We believe this factor impacted each year shown and will continue to promote a lower mix of fasteners in our total sales over time. Second, a weak industrial production environment has a disproportionately negative effect on fastener sales, particularly OEM fasteners sales, relative to non-fastener sales (which relates more to plant operations than production). This weakness is more of a cyclical factor than a structural one, and as such was relevant in 2019, but not in 2018 or 2017 when a better economic environment at least partially mitigated the first factor discussed.
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
Annual Sales Changes, by Month
During the months noted below, all of our selling locations, when combined, had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2019	13.3%	10.5%	12.7%	7.4%	9.5%	7.0%	6.1%	6.3%	5.8%	4.3%	5.7%	1.0%
2018	12.0%	14.8%	13.1%	13.4%	12.5%	13.5%	12.0%	13.7%	13.5%	12.4%	12.3%	14.5%
2017	3.8%	6.1%	8.4%	8.9%	9.7%	13.0%	12.9%	12.8%	15.3%	13.8%	15.4%	14.7%
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
History has identified these landings in our business cycle. They generally relate to months where certain holidays impair business days and/or seasons impact certain end markets, particularly non-residential construction. The first landing centers on Easter and the Good Friday holiday that precedes it, which alternates between March and April (Good Friday occurred in April 2019, March 2018, and April 2017, and will fall in April in 2020), the second landing centers on July 4th, and the third landing centers on the approach of winter with its seasonal impact on primarily our non-residential construction business and with the Christmas/New Year holidays. The holidays we noted impact the trends because they either move from month-to-month or because they move around during the week.
The table below shows the pattern to the sequential change in our daily sales. The line labeled 'Benchmark' is an historical average of our sequential daily sales change for the trailing five year average (2014-2018). We believe this time frame serves to show the historical pattern and could serve as a benchmark for current performance. The '2019', '2018', and '2017' lines represent our actual sequential daily sales changes. The '19Delta', '18Delta', and '17Delta' lines indicate the difference between the 'Benchmark' and the actual results in the respective year.

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

	Jan.(1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Cumulative Change from Jan. to Oct.
Benchmark	-1.2%	1.5%	3.7%	0.1%	2.0%	2.0%	-3.3%	3.7%	1.8%	-1.9%	9.8%
2019	-0.5%	1.4%	4.2%	-2.4%	2.5%	1.4%	-4.4%	3.9%	3.1%	-4.4%	4.9%
19Delta	0.6%	-0.1%	0.5%	-2.5%	0.5%	-0.6%	-1.1%	0.3%	1.3%	-2.5%	-4.9%
2018	-1.3%	4.0%	2.1%	2.4%	0.6%	3.7%	-3.6%	3.8%	3.6%	-3.0%	13.9%
18Delta	-0.2%	2.5%	-1.6%	2.4%	-1.5%	1.8%	-0.3%	0.1%	1.7%	-1.1%	4.2%
2017	0.2%	1.5%	3.6%	2.2%	1.4%	2.8%	-2.4%	2.2%	3.8%	-2.1%	13.5%
17Delta	1.4%	0.0%	-0.1%	2.1%	-0.6%	0.9%	0.9%	-1.4%	2.0%	-0.2%	3.8%
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

	Q1	Q2	Q3	Q4	Annual
2019	13.4%	9.1%	7.7%	5.1%	8.8%
2018	14.3%	13.3%	13.0%	13.3%	13.5%
2017	6.2%	11.5%	15.3%	16.6%	12.3%
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

	Q1	Q2	Q3	Q4	Annual
2019	11.8%	5.5%	3.0%	1.8%	5.5%
2018	11.8%	11.1%	10.8%	11.3%	11.2%
2017	0.8%	7.9%	12.1%	13.4%	8.4%
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
By contrast, the best way to understand the change in the maintenance portion of the manufacturing business is to examine the results in our non-fastener product lines. From a company perspective, daily sales growth rates of non-fasteners, when compared to the same period in the prior year, were as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2019	12.7%	9.5%	8.0%	5.1%	8.8%
2018	14.5%	14.8%	14.9%	14.6%	14.7%
2017	9.4%	12.2%	14.6%	16.1%	13.1%
While not immune to the impact of a weak industrial environment as was experienced in the latter half of 2019, our non-fastener business did demonstrate greater relative resilience when compared to our fastener business and to the distribution industry in general. Non-fastener growth slowed, but remained above the growth of the fastener business. The strong relative performance of the non-fastener business when compared to the fastener business and to the distribution industry in general was also evident during the strong 2018 and 2017 periods. We believe this is due to both the growth of our vending business and our lower penetration of the non-fastener marketplace relative to our penetration of the fastener marketplace.
Our non-residential construction and reseller customers have historically represented 20% to 25% of our business. The daily sales growth rates to these customers, when compared to the same period in the prior year, were as follows(1):

	Q1	Q2	Q3	Q4	Annual
2019	12.1%	6.0%	0.6%	0.7%	4.7%
2018	11.7%	17.6%	19.2%	16.4%	16.3%
2017	6.9%	8.8%	9.4%	11.6%	9.1%
(1) In July 2017, we reclassified certain end market designations. The daily sales growth rates in the above table for all periods through the second quarter of 2017 differ from prior disclosures.

Our non-residential construction and reseller business is heavily influenced by the manufacturing economy as well as infrastructure spending. In 2019, the slowing production environment, as described above, and the accompanying worsening trends for commodities, caused the growth in our non-residential construction and reseller customers to slow. In 2018 and 2017, improving trends for commodities such as metals and energy, industrial capital spending, and the state of the broader economy contributed to an improvement in growth for these end markets.
Gross Profit
The gross profit percentage during each period was as follows:

	Q1	Q2	Q3	Q4	Annual
2019	47.7%	46.9%	47.2%	46.9%	47.2%
2018	48.7%	48.7%	48.1%	47.7%	48.3%
2017	49.4%	49.8%	49.1%	48.8%	49.3%
Our gross profit, as a percentage of net sales, was 47.2% in 2019 and 48.3% in 2018. The gross profit percentage for 2019 declined by 110 basis points based on three items. (1) A change in product and customer mix. Fasteners are our largest and highest gross profit margin product line due to the high transaction cost surrounding the sourcing and supply of the product for customers. Our fastener product line declined to 34.2% of sales in 2019 from 34.9% of sales in 2018. Larger customers (for which national accounts are a good proxy), whose more focused buying patterns allow us to offer them better pricing, also influence the gross profit margin. Sales to our national account customers increased to 53.6% in 2019 from 50.7% of sales in 2018. The combination of relatively slower growth in our fastener product line and relatively faster growth in sales to our largest customers contributed to the decline in our overall gross profit margin in 2019. (2) We operate our own fleet of trucks for moving product between suppliers, our distribution centers, and our in-market locations. We believe this provides us a competitive advantage in terms of our ability to move product efficiently and quickly. There is a cost to supporting and maintaining these assets, which we traditionally attempt to minimize by charging freight. During periods of weaker business conditions it can be more difficult to charge freight, and as a result our freight revenues were down in 2019. At the same time, the overall cost of our fleet assets is relatively stable, resulting in reduced absorption of our fixed costs. (3) We experienced an increase in the cost of our products due to generalized inflation and tariffs resulting from disputes between the United States and its trade partners. We implemented several actions to mitigate the impact of these cost increases in 2019, including price increases. For the full year, the net impact of these actions was minor. However, the impact through the year differed, with a larger negative impact on the gross profit percentage in the first half of 2019 and a relatively modest impact in the second half of 2019.
During 2018 and 2017, our gross profit, as a percentage of net sales, decreased when compared to the prior year. In each year, the decrease was primarily caused by the changes in product and customer mix noted above and rising freight expense as a result of costs related to transporting products, particularly shipping fees, driver wages, and fuel. In 2018, our gross profit percentage was also affected by rising product costs as a result of generalized inflation and tariffs. In 2017, our gross profit percentage was also affected by the acquisition of Mansco, the customer mix of which is more heavily oriented toward larger customers and its product mix tends to carry a lower gross profit product mix than the company's other products.
Operating and Administrative Expenses
Our operating and administrative expenses (including the gain on sales of property and equipment), as a percentage of net sales, improved to 27.3% in 2019 from 28.2% in 2018. This improvement was a function of the growth in employee-related, occupancy-related, and all other operating and administrative expenses being more modest than the growth in sales. Employee-related expenses reduced the ratio of operating and administrative expenses as a percentage of sales by approximately 40 to 45 basis points in 2019 from 2018. Occupancy-related and all other operating and administrative expenses each reduced the ratio of operating and administrative expenses as a percentage of sales by approximately 20 to 25 basis points each in 2019 from 2018.
The growth in employee-related, occupancy-related, and all other operating and administrative expenses (including the gain on sales of property and equipment) compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Twelve-month Period
		2019	2018	2017
Employee-related expenses	65% to 70%	5.1%	11.1%	10.2%
Occupancy-related expenses	15% to 20%	2.8%	5.0%	1.3%
All other operating and administrative expenses	15% to 20%	1.5%	5.2%	21.4%

Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. Our employee-related expenses increased in 2019. This was related to: (1) an increase in full-time equivalent ('FTE') headcount related to efforts to support growth in our business, (2) higher performance bonuses and commissions due to growth in net sales and net earnings, (3) an increase in our profit sharing contribution and options awards, (4) increases in hourly base wages, and (5) increased health care costs. The increase in 2018, when compared to 2017, was related to: (1) an increase in FTE headcount related to efforts to support growth in our business, (2) higher performance bonuses and commissions due to growth in net sales and net earnings, (3) an increase in our profit sharing contribution, (4) increases in hourly base wages, and (5) increased health care costs. The increase in 2017, when compared to 2016, was related to: (1) an increase in FTE headcount related to efforts to support growth in our business, (2) higher performance bonuses and commissions due to growth in net sales and net earnings, as well as regulatory driven incremental compensation, (3) an increase in our profit sharing contribution and options awards, (4) increased health care costs, and (5) the inclusion of Mansco personnel.
The table below summarizes the percentage change in our FTE headcount at the end of the periods presented compared to the end of the prior period:

	Twelve-month Period
	2019	2018	2017
In-market locations	0.2%	5.7%	7.0%
Total selling (includes in-market locations)	0.8%	5.4%	7.3%
Distribution	2.2%	12.2%	8.4%
Manufacturing	-2.7%	12.0%	8.4%
Administrative	8.5%	7.3%	10.7%
Total	1.4%	6.8%	7.7%
Occupancy-related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our branches and distribution locations, and (4) industrial vending equipment (we consider the vending equipment, excluding leased locker equipment, to be a logical extension of our in-market operations and classify the depreciation and repair costs as occupancy expense). The increase in occupancy-related expenses in 2019, when compared to 2018, was mainly driven by increases related to industrial vending equipment. The increase in occupancy-related expenses in 2018, when compared to 2017 was mainly driven by increases related to industrial vending equipment and non-branch occupancy and utility costs, only partly offset by a slight decline in branch occupancy costs from a lower public branch count. The slight increase in 2017, when compared to 2016, was mainly driven by increases in costs related to industrial vending equipment, FMI bins, and automation equipment at our distribution centers. The most significant components of our occupancy-related expenses, facility costs and utility expenses, were mostly flat in 2017, when compared to 2016 due to a reduction in our number of public branches.
All other operating and administrative expenses include: (1) selling-related transportation, (2) information technology (IT) expenses, (3) general corporate expenses, which consists of legal expenses, general insurance expenses, travel and marketing expenses, etc., and (4) the gain on sales of property and equipment. Combined, all other operating and administrative expenses increased in 2019 when compared to 2018. This was primarily due to higher IT spending. The increase in 2018 when compared to 2017, was due to an increase in selling-related transportation expenses, consisting of both higher vehicle movement and fuel costs, as well as higher IT spending. General corporate expenses were slightly down. The increase in 2017 when compared to 2016, was driven by increases in selling-related transportation, including higher vehicle movement and fuel costs, IT spending, and general corporate expenses.
Net Interest Expense
Our net interest expense was $13.6 in 2019 compared to $12.3 in 2018, and $8.7 in 2017. The increase in 2019, when compared to 2018, was mainly caused by higher average interest rates and a higher average debt balance during the period. The increase in 2018, when compared to 2017, was mainly caused by higher average interest rates and a higher average debt balance during the period.
Income Taxes
We recorded income tax expense of $252.8 in 2019, or 24.2% of earnings before income taxes.  Our income tax expense was reduced by $2.6 as a result of applying guideline clarifications issued by the IRS on certain aspects of tax reform as well as tax benefits associated with the exercise of stock options. This reduced our tax rate in the period by 30 basis points.
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
Net Earnings
Net earnings, net earnings per share ('EPS'), the percentage change in net earnings, and the percentage change in EPS, were as follows:

Dollar Amounts	2019	2018 (1)	2017
Net earnings	$790.9	751.9	578.6
Basic EPS	1.38	1.31	1.00
Diluted EPS	1.38	1.31	1.00

Percentage Change	2019	2018 (1)	2017
Net earnings	5.2%	29.9%	15.8%
Basic EPS	5.3%	30.5%	16.1%
Diluted EPS	5.2%	30.5%	16.2%
	2019	2018	2017
Tax Rate	24.2%	23.8%	33.7%
(1) As a result of the Tax Act, discrete tax items benefited our net earnings by $7.1 during 2018.
During 2019, net earnings increased, primarily due to stronger sales and operating profits, and were only partly offset by an increase in income tax expense. During 2018, net earnings increased, primarily due to stronger sales and operating profits combined with a reduction in income tax expense. The increase in basic and diluted earnings per share also reflected the purchase of our shares of common stock in 2018. During 2017, net earnings increased, primarily due to stronger sales and operating profits combined with a reduction in income tax expense. The slightly higher increase in basic and diluted earnings per share was primarily due to the purchase of our shares of common stock in 2017.
Liquidity and Capital Resources
Net Cash Provided by Operating Activities
Net cash provided by operating activities in dollars and as a percentage of net earnings were as follows:

	2019	2018	2017
Net cash provided	$842.7	674.2	585.2
% of net earnings	106.5%	89.7%	101.1%
In 2019, the increase in our operating cash flow as a percentage of net earnings reflects a reduced drag from working capital investment than was experienced in 2018 and, to a lesser degree, higher net income. In 2018, the increase in net cash provided by operating activities was primarily due to our net earnings growth, which resulted from pre-tax earnings growth and a lower tax rate as a result of the Tax Act. The decline in our operating cash flow as a percentage of net earnings largely reflects working capital trends, as further described below. In 2017, the increase in net cash provided by operating activities was primarily due to our net earnings growth.

Operational Working Capital Assets
Operational working capital assets, which we define as accounts receivable, net and inventories, is highlighted below. The annual dollar change and the annual percentage change were as follows:

Dollar change	2019	2018
Accounts receivable, net	$27.5	106.4
Inventories	87.7	185.8
Operational working capital assets	$115.2	292.2
Annual percentage change	2019	2018
Accounts receivable, net	3.9%	17.5%
Inventories	6.9%	17.0%
Operational working capital assets	5.8%	17.2%
Note – Amounts may not foot due to rounding difference.
In 2019, the annual growth in net accounts receivable reflects not only our growth in sales, but also the fact that our growth is being driven disproportionately by our national accounts program where our customers tend to have longer payment terms than our customer base as a whole. Growth was also relatively stronger with customers outside the U.S., which similarly tend to have longer payment terms than our customer base as a whole. The rate of growth in receivables did slow throughout 2019, largely reflecting the impact on receivables of softer business activity. In 2018, the annual growth in net accounts receivable reflects accelerating growth in sales throughout the course of the year combined with relatively stronger growth of our national accounts and international business. In addition, two trends emerged among our customer base that increased our net accounts receivable. The first was a push from our customers to contractually increase the period between when they are invoiced and when payment is due. The second was customers delaying payments beyond the end of the applicable quarter. We saw these behaviors intensify throughout 2018.
Our inventory balances over time will respond to business activity, though various factors produce a looser relationship to our monthly sales patterns than we tend to experience in accounts receivable. One reason for this is cyclical. We source significant quantities of product from overseas, and the lead time involved in procuring these products is typically longer than the visibility we have into future monthly sales patterns. As a result, trends in our inventory will often lag trends in economic conditions. Another reason inventories may fluctuate independently of monthly sales patterns is based on strategic decisions. For instance, at various times we have increased our relative inventory levels to enhance product breadth and availability in our branches and distribution centers, expand direct sourcing, and broaden Fastenal brands. Our growth drivers, including industrial vending solutions, national accounts, and Onsite and international locations, have also required significant investments in inventory. In 2019, our inventories increased to support higher sales, largely reflecting large increases in the number of installed vending devices and active Onsite locations, and from inflation and tariffs. We intend to continue to invest in the inventory necessary to support our vending and Onsite initiatives. However, over the course of the year we did reduce other spending, both reflecting proactive efforts to reduce inventory and in reaction to the effect of softer business activity, which allowed us to meaningfully decelerate inventory growth in the fourth quarter of 2019. In 2018, our inventories increased as a result of growth in general demand and successful execution of our growth drivers. Inflation had an increasing impact in the second half of 2018, and our decision to accelerate shipments of product to the U.S. from overseas ahead of potential tariffs resulted in extra inventory of approximately $12.0 in the fourth quarter of 2018.
The approximate percentage mix of inventory stocked at our selling locations versus our distribution center and manufacturing locations was as follows at year end:

	2019	2018	2017
Selling locations	60%	61%	65%
Distribution center and manufacturing locations	40%	39%	35%
Total	100%	100%	100%

Net Cash Used in Investing Activities
Net cash used in investing activities in dollars and as a percentage of net earnings were as follows:

	2019	2018	2017
Net cash used	$239.7	173.9	179.3
% of net earnings	30.3%	23.1%	31.0%

The changes in net cash used in investing activities were primarily related to changes in our net capital expenditures as discussed below for each period and cash paid for acquisitions in 2017.
Property and equipment expenditures typically consist primarily of: (1) purchases related to industrial vending, (2) purchases of property and equipment related to expansion of and enhancements to distribution centers, (3) spending on software and hardware for our information processing systems, (4) the addition of fleet vehicles, (5) expansion, improvement or investment in certain owned or leased branch properties, and (6) the addition of manufacturing and warehouse equipment. Disposals of property and equipment consisted of the planned disposition of certain pick-up trucks, distribution vehicles, and trailers in the normal course of business.
Set forth below is a recap of our 2019, 2018, and 2017 net capital expenditures in dollars and as a percentage of net sales and net earnings:

	2019	2018	2017
Manufacturing, warehouse and packaging equipment, industrial vending equipment, and facilities	172.7	110.7	66.2
Shelving and related supplies for in-market location openings and for product expansion at existing in-market locations	12.3	9.6	8.3
Data processing software and equipment	31.1	30.9	23.2
Real estate and improvements to branch locations	8.9	12.9	6.2
Vehicles	21.4	12.2	16.0
Purchases of property and equipment	246.4	176.3	119.9
Proceeds from sale of property and equipment	(6.6)	(9.5)	(7.4)
Net capital expenditures	239.8	166.8	112.5
% of net sales	4.5%	3.4%	2.6%
% of net earnings	30.3%	22.2%	19.4%
Our net capital expenditures increased in 2019, when compared to 2018, primarily due to increased spending on hub property and equipment, both to expand current capacity and for potential future expansion, higher spending on vending devices to support the growth of our industrial vending program, and investment in our trucking assets. While the sources of the increase in our net capital spending in 2019 were expected, our total spend exceeded our targeted range of $195.0 to $225.0. We had significant spending in 2019 on facilities, with a couple of locations having higher costs than originally anticipated. Our net capital expenditures increased in 2018, when compared to 2017, primarily due to increased spending on hub property and equipment, both to expand current capacity and for potential future expansion, as well as vending devices to support the growth of our industrial vending program. Our net capital expenditures decreased in 2017, when compared to 2016, primarily due to lower spending in 2017 related to the absence of spending on vending equipment that occurred in 2016 related to the leased locker rollout, the absence of spending on shelving and signage that occurred in 2016 for the CSP 16 initiative, and timing associated with the addition of pick-up trucks.

We expect our net capital expenditures in 2020 to be within a range of $180.0 to $205.0. This decrease from 2019 is primarily attributable to reduced projects to develop and expand certain distribution center assets and, to a lesser degree, reduced fleet vehicle investment. We anticipate funding our capital expenditure needs with cash generated from operations, from available cash and cash equivalents, and from our borrowing capacity.

Net Cash Used in Financing Activities
Net cash used in financing activities in dollars and as a percentage of net earnings were as follows:

	2019	2018	2017
Net cash used	$595.1	446.5	407.2
% of net earnings	75.2%	59.4%	70.4%
The fluctuations in net cash used in financing activities are due to changes in the level of our dividend payments and in the level of common stock purchases. These amounts were partially offset by the exercise of stock options and net payments (proceeds) from debt obligations. These items in dollars and as a percentage of earnings were as follows:

	2019	2018	2017
Dividends paid	$498.6	441.9	369.1
% of net earnings	63.0%	58.8%	63.8%

Common stock purchases	—	103.0	82.6
% of net earnings	—	13.7%	14.3%

Total returned to shareholders	$498.6	544.9	451.7
% of net earnings	63.0%	72.5%	78.1%

Proceeds from the exercise of stock options	$(58.5)	(13.4)	(9.5)
% of net earnings	-7.4%	-1.8%	-1.6%

Cash payments (borrowings), net	$155.0	(85.0)	(35.0)
% of net earnings	19.6%	-11.3%	-6.0%

Net cash used	$595.1	446.5	407.2
% of net earnings	75.2%	59.4%	70.4%
Stock Purchases
In 2019, we did not purchase any shares of our common stock. In 2018, we purchased 4,000,000 shares of our common stock at an average price of approximately $25.75 per share, and in 2017, we purchased 3,800,000 shares at an average price of approximately $21.72 per share.
Dividends
We declared a quarterly dividend of $0.25 per share on January 16, 2020. We paid aggregate annual dividends per share of $0.87, $0.77, and $0.64 in 2019, 2018, and 2017, respectively.
Debt
In order to fund the considerable cash needed to expand our industrial vending business, to expand capacity and increase the use of automation in our distribution centers, pay dividends, and to purchase our common stock in 2018, we have borrowed under our Credit Facility and our Master Note Agreement in recent periods.
Our borrowings under the Credit Facility peaked during each quarter of 2019 and 2018 as follows:

Peak borrowings	2019	2018
First quarter	$450.0	335.0
Second quarter	400.0	360.0
Third quarter	395.0	330.0
Fourth quarter	310.0	435.0

As of December 31, 2019, we had loans outstanding under the Credit Facility of $210.0 and contingent obligations from letters of credit outstanding under the Credit Facility in an aggregate face amount of $36.3. As of December 31, 2019, we also had loans outstanding under the Master Note Agreement of $135.0. Descriptions of our Credit Facility and Master Note Agreement are contained in Note 9 of the Notes to Consolidated Financial Statements.

Unremitted Foreign Earnings
Approximately $122.7 of cash and cash equivalents are held by non-U.S. subsidiaries. These funds may create foreign currency translation gains or losses depending on the functional currency of the entity holding the cash. We have considered the financial requirements of each foreign subsidiary and our parent company and will continue to reinvest these funds to support our expansion activities outside the U.S., even after taking into consideration the deemed repatriation and transition tax under the Tax Act. The income tax impact of repatriating cash associated with investments in foreign subsidiaries is discussed in Note 7 of the Notes to Consolidated Financial Statements.
Effects of Inflation
We experienced higher product costs through 2019 relative to 2018 as a result of generalized inflation and tariffs, though the impact of these items did moderate later in the year as economic activity slowed and conditions around trade stabilized. We took actions during the year to mitigate the effects of higher product costs, including increasing product prices. These actions were not able to offset the pressure we experienced on our gross profit percentage in the first half of 2019, but were more effective at doing so in the second half of 2019. Throughout 2018, we experienced increasing product cost inflation for non-fastener and, especially, fastener products. We took actions in the latter part of 2017 and throughout 2018, including pricing adjustments, to offset this inflation. While we succeeded in raising prices through the year, we were not able to do so at the same rate that our costs rose which negatively affected our profit margins and earnings in 2018. Apart from generalized inflation, tariffs were instituted on certain products that we source from China, but this occurred later in the year and did not have a meaningful impact on sales or profits in 2018. Throughout 2017, we experienced increasing product cost inflation, particularly in our fastener products. We were able to take actions during the period, including pricing adjustments, to mostly offset this inflation. In the aggregate, the overall impact of inflation and pricing on sales and profits was not material in 2017.
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
Certain Contractual Obligations
As of December 31, 2019, we had outstanding long-term debt and facilities, equipment, and vehicles leased under operating leases. Our future obligations to pay principal of and interest on such long-term debt and to make minimum lease payments under such operating leases are as follows:

	Total	2020	2021 and 2022	2023 and 2024	After 2024
Principal of long-term debt	$345.0	3.0	75.0	267.0	—
Interest on long-term debt(1)	37.2	10.1	18.8	8.3	—
Operating leases(2)	261.5	105.1	117.2	35.5	3.7
Total	$643.7	118.2	211.0	310.8	3.7
(1) Interest on the long-term debt outstanding under our Credit Facility was calculated using the interest rates and balances at December 31, 2019.
(2) Amounts include lease liabilities for pick-up truck leases, which typically have a non-cancelable lease term of less than one year and are not included on the consolidated balance sheets as an operating lease right-of-use asset.
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
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments, our operations in countries other than the U.S., and earnings denominated in foreign currencies. Historically, our primary exchange rate exposure has been with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at year end. We have not historically hedged our foreign currency risk given that exposure to date has not been material. In 2019, changes in foreign currency exchange rates reduced our reported net sales by $14.8 with the estimated effect on our net earnings being immaterial.
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners and related hardware. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers. During 2019, the price of commodity steel as reflected in many market indexes has declined. During 2018, we experienced inflation in the cost of steel products. During 2017, we experienced some inflation in the cost of steel products.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity. Prices for gasoline and diesel were mostly stable over the course of 2019, resulting in our fuel costs being similarly stable during the period. This carried over from the latter part of 2018 when the costs of these commodities began to ease. However, through most of 2018 the prices of these commodities increased, resulting in higher fuel costs for our hub and field-based vehicles and utility costs for our in-market locations, distribution centers, and manufacturing facilities in the period. Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. As a result, rising costs for these commodities resulted in higher costs for many of these products. We believe that over time these risks are mitigated in part by our ability to pass freight and product costs to our customers, the efficiency of our trucking distribution network, and the ability, over time, to manage our occupancy costs related to the heating and cooling of our facilities through better efficiency. In 2019, our estimated net earnings exposure for commodity energy prices was immaterial.
Interest rates - Loans under our Credit Facility bear interest at floating rates tied to LIBOR (or, if LIBOR is no longer available, at a replacement rate to be determined by the administrative agent for the Credit Facility and consented to by us). As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase in LIBOR in 2019 would have resulted in approximately $3.2 of additional interest expense. A description of our Credit Facility is contained in Note 9 of the Notes to Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Fastenal Company:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fastenal Company and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019 and the related notes and financial statement schedule listed in the table of contents at Item 15 (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for operating leases as of January 1, 2019 due to the adoption of ASU 2016-02, Leases (Topic 842).
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to an account or disclosure that is material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.
Evaluation of the sufficiency of audit evidence over inventory
As disclosed in the consolidated balance sheets, the Company holds $1,366.4 million of inventory, the majority of which was held at 3,228 in-market locations, as of December 31, 2019. The Company’s processes to track and determine consolidated inventory relies on a perpetual inventory system which involves the interaction of multiple information technology (IT) systems.
We identified the evaluation of the sufficiency of audit evidence obtained related to the quantities of inventory as a critical audit matter. Evaluating the sufficiency of audit evidence over quantities of inventory required challenging auditor judgment to assess the number of in-market locations visited, and included the involvement of IT professionals with specialized skills and knowledge due to the interaction of multiple IT systems to track physical inventory quantities by locations.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s perpetual inventory process. The inventory controls included the testing of IT application controls, as well as controls related to access to program and data, program change, program development, and computer operations. It also included controls over the physical inventory cycle counts. We involved IT professionals with specialized skills and knowledge, who assisted in testing IT controls inclusive of the interface of multiple IT systems which support the Company’s perpetual inventory system. We evaluated the following information regarding the Company’s inventory quantities:

•	Historical inventory locations visited;

•	Inventory dollars by location; and

•	Inventory cycle count results of the Company, including the results of monitoring and compliance with cycle count program by in-market location.

On a sample basis, we tested the inventory by counting inventory quantities through location visits during the year to evaluate the Company’s perpetual inventory records. In addition, we evaluated the overall sufficiency of audit evidence obtained over the quantities of inventory.
/s/    KPMG LLP
We have served as the Company’s auditor since 1987.
Minneapolis, Minnesota
February 6, 2020

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in millions except share information)

	December 31
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$174.9	167.2
Trade accounts receivable, net of allowance for doubtful accounts of $10.9 and $12.8, respectively	741.8	714.3
Inventories	1,366.4	1,278.7
Prepaid income taxes	16.7	9.0
Other current assets	157.4	147.0
Total current assets	2,457.2	2,316.2
Property and equipment, net	1,023.2	924.8
Operating lease right-of-use assets	243.2	—
Other assets	76.3	80.5
Total assets	$3,799.9	3,321.5
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$3.0	3.0
Accounts payable	192.8	193.6
Accrued expenses	251.5	240.8
Current portion of operating lease liabilities	97.4	—
Total current liabilities	544.7	437.4
Long-term debt	342.0	497.0
Operating lease liabilities	148.2	—
Deferred income taxes	99.4	84.4
Commitments and contingencies (Notes 5, 8, 9, and 10)
Stockholders’ equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 800,000,000 shares authorized, 574,128,911 and 571,803,838 shares issued and outstanding, respectively	2.9	2.9
Additional paid-in capital	67.2	3.0
Retained earnings	2,633.9	2,341.6
Accumulated other comprehensive loss	(38.4)	(44.8)
Total stockholders’ equity	2,665.6	2,302.7
Total liabilities and stockholders’ equity	$3,799.9	3,321.5
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Amounts in millions except earnings per share)
For the year ended December 31

	2019	2018	2017
Net sales	$5,333.7	4,965.1	4,390.5
Cost of sales	2,818.3	2,566.2	2,226.9
Gross profit	2,515.4	2,398.9	2,163.6
Operating and administrative expenses	1,459.4	1,400.2	1,282.8
Gain on sale of property and equipment	(1.2)	(0.5)	(1.0)
Operating income	1,057.2	999.2	881.8
Interest income	0.4	0.4	0.4
Interest expense	(13.9)	(12.6)	(9.1)
Earnings before income taxes	1,043.7	987.0	873.1
Income tax expense	252.8	235.1	294.5
Net earnings	$790.9	751.9	578.6
Basic net earnings per share	$1.38	1.31	1.00
Diluted net earnings per share	$1.38	1.31	1.00
Basic weighted average shares outstanding	573.2	573.9	576.4
Diluted weighted average shares outstanding	574.4	574.3	576.7
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Amounts in millions)
For the year ended December 31

	2019	2018	2017
Net earnings	$790.9	751.9	578.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2019, 2018, and 2017)	6.4	(19.7)	22.2
Comprehensive income	$797.3	732.2	600.8
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Amounts in millions)

	2019	2018	2017
Common stock
Balance at beginning of year	$2.9	2.9	2.9
Balance at end of year	2.9	2.9	2.9
Additional paid-in capital
Balance at beginning of year	3.0	8.5	37.4
Stock options exercised	58.5	13.4	9.5
Purchases of common stock	—	(24.0)	(43.6)
Stock-based compensation	5.7	5.1	5.2
Balance at end of year	67.2	3.0	8.5
Retained earnings
Balance at beginning of year	2,341.6	2,110.6	1,940.1
Net earnings	790.9	751.9	578.6
Dividends paid in cash	(498.6)	(441.9)	(369.1)
Purchases of common stock	—	(79.0)	(39.0)
Balance at end of year	2,633.9	2,341.6	2,110.6
Accumulated other comprehensive income (loss)
Balance at beginning of year	(44.8)	(25.1)	(47.3)
Other comprehensive income (loss)	6.4	(19.7)	22.2
Balance at end of year	(38.4)	(44.8)	(25.1)
Total stockholders' equity	$2,665.6	2,302.7	2,096.9

Cash dividends paid per share of common stock	$0.87	0.77	0.64
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in millions)
For the year ended December 31

	2019	2018	2017
Cash flows from operating activities:
Net earnings	$790.9	751.9	578.6
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisitions:
Depreciation of property and equipment	144.6	134.1	123.6
Gain on sale of property and equipment	(1.2)	(0.5)	(1.0)
Bad debt expense	5.5	8.1	8.2
Deferred income taxes	15.0	33.8	(30.0)
Stock-based compensation	5.7	5.1	5.2
Amortization of intangible assets	4.1	4.1	3.8
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(30.4)	(120.3)	(103.7)
Inventories	(84.4)	(193.3)	(76.3)
Other current assets	(10.4)	(28.9)	(15.6)
Accounts payable	(0.8)	46.1	36.3
Accrued expenses	10.7	46.8	37.6
Income taxes	(7.7)	(15.5)	19.4
Other	1.1	2.7	(0.9)
Net cash provided by operating activities	842.7	674.2	585.2
Cash flows from investing activities:
Purchases of property and equipment	(246.4)	(176.3)	(119.9)
Proceeds from sale of property and equipment	6.6	9.5	7.4
Cash paid for acquisitions	—	(3.7)	(58.7)
Other	0.1	(3.4)	(8.1)
Net cash used in investing activities	(239.7)	(173.9)	(179.3)
Cash flows from financing activities:
Proceeds from debt obligations	910.0	980.0	1,015.0
Payments against debt obligations	(1,065.0)	(895.0)	(980.0)
Proceeds from exercise of stock options	58.5	13.4	9.5
Purchases of common stock	—	(103.0)	(82.6)
Payments of dividends	(498.6)	(441.9)	(369.1)
Net cash used in financing activities	(595.1)	(446.5)	(407.2)

Effect of exchange rate changes on cash and cash equivalents	(0.2)	(3.5)	5.5
Net increase in cash and cash equivalents	7.7	50.3	4.2
Cash and cash equivalents at beginning of year	167.2	116.9	112.7
Cash and cash equivalents at end of year	$174.9	167.2	116.9
Supplemental disclosure of cash flow information:
Cash paid for interest	$13.9	12.6	8.7
Net cash paid for income taxes	$242.7	215.3	304.1
See accompanying Notes to Consolidated Financial Statements.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Business Overview and Summary of Significant Accounting Policies
Business Overview
Fastenal is a leader in the wholesale distribution of industrial and construction supplies operating a branch-based business (with an increasing number of Onsite locations). Collectively we refer to our branches and Onsite locations as in-market locations. We have over 3,200 in-market locations located primarily in North America.
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
Leases
We determine if an arrangement contains a lease at inception. Operating leases are included in our operating lease right-of-use ('ROU') assets, the current portion of operating lease liabilities, and the operating lease liabilities in our Consolidated Balance Sheets.
The ROU assets represent our right to control the use of an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease ROU assets also include any prepaid lease payments made and exclude lease incentives. Lease expense is recognized on a straight-line basis over the lease term.
Many of our leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and nonlease components (e.g., common-area or other maintenance costs) which are accounted for as a single lease component as we have elected the practical expedient to group lease and nonlease components for all leases. Our pick-up truck leases typically have a non-cancelable lease term of less than one year and therefore, we have elected the practical expedient to exclude these short-term leases from our ROU assets and lease liabilities.
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
Accounting Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles ('GAAP') requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from those estimates.
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

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

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
Stock Split
On April 17, 2019, the board of directors approved a two-for-one stock split of the company's outstanding common stock. Holders of the company's common stock, par value $0.01 per share, at the close of business on May 2, 2019, received one additional share of common stock for every share of common stock they owned. The stock split took effect at the close of business on May 22, 2019. All historical common stock share and per share information for all periods presented in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted to reflect the stock split.
Recently Adopted Accounting Pronouncements
Effective January 1, 2019, we adopted the Financial Accounting Standards Board ('FASB') Accounting Standards Update ('ASU') 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition, which we elected. As a result of the adoption of ASC 842 on January 1, 2019, we recorded both operating lease ROU assets of $227.5 and lease liabilities of $228.3. The adoption of ASC 842 had an immaterial impact on our Consolidated Statement of Earnings and Consolidated Statement of Cash Flows for the year ended December 31, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which changes the way entities recognize impairment of most financial assets. This update is effective for periods beginning after December 15, 2019.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Short-term and long-term financial assets, as defined by the standard, are impacted by immediate recognition of estimated credit losses in the financial statements, reflecting the net amount expected to be collected. We have evaluated the requirements of this standard on our financial assets and have concluded that the adoption of this ASU, beginning January 1, 2020, will have an immaterial impact on our consolidated financial statements.
Note 2. Revenue
Disaggregation of Revenue
The accounting policies of the operations in the various geographic areas are the same as those described in the summary of significant accounting policies. Revenues are attributed to countries based on the selling location from which the sale occurred. In each of the years presented in the tables below, no single customer represented 5% or more of our consolidated net sales.
Our revenues related to the following geographic areas were as follows for the periods ended December 31:

	Twelve-month period
	2019	2018	2017
United States	$4,568.9	4,285.5	3,842.9
Canada and Mexico	606.8	530.8	432.3
North America	5,175.7	4,816.3	4,275.2
All other foreign countries	158.0	148.8	115.3
Total revenues	$5,333.7	4,965.1	4,390.5
The percentages of our sales by end market were as follows for the periods ended December 31:

	Twelve-month period
	2019	2018	2017
Manufacturing	67.5%	66.7%	66.5%
Non-residential construction	12.9%	13.1%	13.0%
Other	19.6%	20.2%	20.5%
	100.0%	100.0%	100.0%
The percentages of our sales by product line were as follows for the periods ended December 31(1):

		Twelve-month Period
Type	Introduced	2019	2018	2017
Fasteners(2)	1967	34.2%	34.9%	35.6%
Tools	1993	9.9%	10.0%	10.1%
Cutting tools	1996	5.7%	5.7%	5.8%
Hydraulics & pneumatics	1996	6.8%	6.8%	6.8%
Material handling	1996	5.9%	5.8%	5.9%
Janitorial supplies	1996	7.8%	7.6%	7.3%
Electrical supplies	1997	4.7%	4.7%	4.9%
Welding supplies	1997	4.2%	4.1%	4.2%
Safety supplies	1999	17.9%	17.2%	16.3%
Other		2.9%	3.2%	3.1%
		100.0%	100.0%	100.0%
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
Property and equipment at year end consisted of the following:

	Depreciable Life in Years	2019	2018
Land	—	$41.8	36.3
Buildings and improvements	15 to 40	423.7	323.1
Automated distribution and warehouse equipment	5 to 30	244.5	229.1
Shelving, industrial vending, and equipment	3 to 10	1,036.2	927.6
Transportation equipment	3 to 5	88.7	77.9
Construction in progress	—	132.0	152.2
		1,966.9	1,746.2
Less accumulated depreciation		(943.7)	(821.4)
Property and equipment, net		$1,023.2	924.8

Our long-lived assets related to the following geographic areas:

	2019	2018	2017
United States	$1,238.4	947.7	919.5
Canada and Mexico	72.2	43.0	42.8
North America	1,310.6	990.7	962.3
All other foreign countries	32.1	14.6	12.5
Total long-lived assets	$1,342.7	1,005.3	974.8

Note 4. Accrued Expenses
Accrued expenses at year end consisted of the following:

	2019	2018
Employee payroll and related taxes	$28.7	27.6
Employee bonuses and commissions	17.9	22.8
Profit sharing contribution	13.8	13.0
Insurance reserves	41.1	37.6
Indirect taxes	67.4	63.6
Customer promotions and marketing	52.2	50.9
Other	30.4	25.3
Accrued expenses	$251.5	240.8

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 5. Stockholders' Equity
Dividends
On January 16, 2020, our board of directors declared a quarterly dividend of $0.25 per share of common stock to be paid in cash on February 28, 2020 to shareholders of record at the close of business on January 31, 2020. We paid aggregate annual dividends per share of $0.87, $0.77, and $0.64 in 2019, 2018, and 2017, respectively.
Stock Options
Effective January 2, 2020, the compensation committee of our board of directors granted to our employees options to purchase a total of 877,299 shares of our common stock at an exercise strike price of $38.00 per share. The closing stock price on the effective date of the grant was $37.23 per share. On the same date, certain of our non-employee directors elected to forgo all or a portion of the 2020 annual cash retainer in exchange for options to acquire a total of 24,964 shares of our common stock at an exercise price of $38.00 per share.
The following tables summarize the details of options granted under our stock option plans that were still outstanding as of December 31, 2019, and the assumptions used to value those grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	December 31, 2019
Date of Grant				Options Outstanding	Options Exercisable
January 2, 2019	1,316,924	$26.00	$25.705	1,279,842	29,010
January 2, 2018	1,087,936	$27.50	$27.270	1,019,440	42,370
January 3, 2017	1,529,578	$23.50	$23.475	1,197,606	332,132
April 19, 2016	1,690,880	$23.00	$22.870	1,220,524	447,166
April 21, 2015	1,786,440	$21.00	$20.630	833,593	444,589
April 22, 2014	1,910,000	$28.00	$25.265	599,128	357,268
April 16, 2013	410,000	$27.00	$24.625	97,472	58,722
April 17, 2012	2,470,000	$27.00	$24.505	547,112	440,310
April 19, 2011	820,000	$17.50	$15.890	12,500	12,500
Total	13,021,758			6,807,217	2,164,067

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 2, 2019	2.5%	5.00	2.9%	23.96%	$4.40
January 2, 2018	2.2%	5.00	2.3%	23.45%	$5.02
January 3, 2017	1.9%	5.00	2.6%	24.49%	$4.20
April 19, 2016	1.3%	5.00	2.6%	26.34%	$4.09
April 21, 2015	1.3%	5.00	2.7%	26.84%	$3.68
April 22, 2014	1.8%	5.00	2.0%	28.55%	$4.79
April 16, 2013	0.7%	5.00	1.6%	37.42%	$6.33
April 17, 2012	0.9%	5.00	1.4%	39.25%	$6.85
April 19, 2011	2.1%	5.00	1.6%	39.33%	$5.60

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
A summary of activities under our stock option plans consisted of the following:

	Options Outstanding	Exercise Price(1)	Remaining Life(2)
Outstanding as of January 1, 2019	7,999,264	$24.765	5.61
Granted	1,316,924	$26.000	9.00
Exercised	(2,325,073)	$25.150
Cancelled/forfeited	(183,898)	$24.630
Outstanding as of December 31, 2019	6,807,217	$24.890	6.09
Exercisable as of December 31, 2019	2,164,067	$24.510	4.30

	Options Outstanding	Exercise Price(1)	Remaining Life(2)
Outstanding as of January 1, 2018	7,897,816	$24.140	5.89
Granted	1,087,936	$27.500	9.00
Exercised	(620,766)	$21.655
Cancelled/forfeited	(365,722)	$24.430
Outstanding as of December 31, 2018	7,999,264	$24.765	5.61
Exercisable as of December 31, 2018	3,108,756	$25.530	3.69
(1) Weighted average exercise price.
(2) Weighted average remaining contractual life in years.
The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018, and 2017 was $20.2, $4.2, and $6.9, respectively. The intrinsic value represents the difference between the exercise price and fair value of the underlying shares at the date of exercise.
At December 31, 2019, there was $13.1 of total unrecognized stock-based compensation expense related to outstanding unvested stock options granted under the employee stock option plan. This expense is expected to be recognized over a weighted average period of 3.82 years. Any future change in estimated forfeitures will impact this amount. The total grant date fair value of stock options vested under our employee stock option plan during 2019, 2018, and 2017 was $5.9, $5.3, and $4.2, respectively.
Total stock-based compensation expense related to our employee stock option plan was $5.7, $5.1, and $5.2 for 2019, 2018, and 2017, respectively.
Shares Outstanding
Shares of common stock outstanding were as follows:

	2019	2018	2017
Balance at beginning of year	571,803,838	575,183,072	578,323,848
Stock options exercised	2,325,073	620,766	659,224
Purchases of common stock	—	(4,000,000)	(3,800,000)
Balance at end of year	574,128,911	571,803,838	575,183,072

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive:

Reconciliation	2019	2018	2017
Basic weighted average shares outstanding	573,202,152	573,933,834	576,416,870
Weighted shares assumed upon exercise of stock options	1,239,476	391,694	268,596
Diluted weighted average shares outstanding	574,441,628	574,325,528	576,685,466

Summary of Anti-dilutive Options Excluded	2019	2018	2017
Options to purchase shares of common stock	—	3,159,514	7,048,802
Weighted average exercise prices of options	$—	27.510	24.925

Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
Note 6. Retirement Savings Plan
The Fastenal Company and Subsidiaries 401(k) and Employee Stock Ownership Plan covers all of our employees in the United States. Our employees in Canada may participate in a Registered Retirement Savings Plan. The general purpose of both of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings contributions. In addition to the participation of our employees, we make annual profit sharing contributions based on an established formula. The expense recorded under this profit sharing formula was approximately $13.8, $13.0, and $10.6 for 2019, 2018, and 2017, respectively.
Note 7. Income Taxes
Earnings before income taxes were derived from the following sources:

	2019	2018	2017
Domestic	$977.6	905.0	809.4
Foreign	66.1	82.0	63.7
Earnings before income taxes	$1,043.7	987.0	873.1

Components of income tax expense (benefit) were as follows:

2019:	Current	Deferred	Total
Federal	$177.4	11.3	188.7
State	41.6	0.2	41.8
Foreign	22.1	0.2	22.3
Income tax expense	$241.1	11.7	252.8

2018:	Current	Deferred	Total
Federal	$143.8	27.4	171.2
State	38.8	0.2	39.0
Foreign	24.1	0.8	24.9
Income tax expense	$206.7	28.4	235.1

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

2017:	Current	Deferred	Total
Federal	$270.6	(33.1)	237.5
State	33.2	3.3	36.5
Foreign	20.5	(0.0)	20.5
Income tax expense	$324.3	(29.8)	294.5

Income tax expense in the accompanying consolidated financial statements differed from the expected expense as follows:

	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%
U.S. federal income tax expense at statutory rate	$219.2	207.3	305.6
Increase (decrease) attributed to:
State income taxes, net of federal benefit	32.8	30.2	21.5
Transition tax	—	1.2	6.5
Remeasurement of deferred taxes for Tax Act	—	(11.5)	(30.8)
Other, net	0.8	7.9	(8.3)
Total income tax expense	$252.8	235.1	294.5
Effective income tax rate	24.2%	23.8%	33.7%

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at year end consisted of the following:

	2019	2018
Deferred income tax assets (liabilities):
Inventory costing and valuation methods	$4.3	4.2
Allowance for doubtful accounts	2.7	3.2
Insurance reserves	9.1	8.1
Customer promotions	1.9	1.9
Stock-based compensation	3.9	5.6
Operating lease liabilities	62.5	—
Federal and state benefit of uncertain tax positions	0.8	0.8
Foreign net operating loss and credit carryforwards	3.2	3.2
Foreign valuation allowances	(2.8)	(2.7)
Other, net	(0.0)	1.3
Total deferred income tax assets	85.6	25.6
Property and equipment	(114.7)	(104.7)
Operating lease ROU assets	(61.7)	—
Total deferred income tax liabilities	(176.4)	(104.7)
Deferred income tax liabilities	$(90.8)	(79.1)

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits was as follows:

	2019	2018
Balance at beginning of year:	$5.3	4.4
Increase related to prior year tax positions	0.2	1.8
Decrease related to prior year tax positions	(0.2)	(0.6)
Increase related to current year tax positions	4.7	0.7
Decrease related to statute of limitation lapses	(1.4)	(0.9)
Settlements	0.0	(0.1)
Balance at end of year:	$8.6	5.3

Included in the liability for gross unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. The amount of gross unrecognized tax benefits that would favorably impact the effective tax rate, if recognized, is not material. We do not anticipate significant changes in total unrecognized tax benefits during the next twelve months. The 2019 and 2018 liability is included in deferred income taxes in the Consolidated Balance Sheets.
We file income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. We are no longer subject to income tax examinations by taxing authorities for taxable years before 2016 in the case of United States federal examinations, and with limited exception, before 2014 in the case of foreign, state, and local examinations.
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
We recorded income tax expense of $235.1 in 2018, or 23.8% of earnings before income taxes. The effective income tax rate was significantly impacted by the following two items: (1) The lower corporate tax rate provided by the Tax Act resulted in a lower tax rate beginning in the first quarter of 2018. The effective income tax rate includes the immaterial impact of the U.S. tax rate on certain offshore earnings referred to as GILTI, a new deduction for FDII, and the new alternative U.S. tax on certain BEAT payments from a U.S. company to any foreign related party. (2) Discrete income tax items to adjust our transition tax liability, reflect the impacts of accelerating depreciation for certain physical assets, and remeasure the impact of the U.S. tax rate on certain inter-company transactions. These discrete items resulted in approximately $7.1 of income tax benefit during 2018. The accounting for the income tax effects of the Tax Act was complete as of December 31, 2018.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal and that position has not changed subsequent to the one-time transition tax under the Tax Act. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our approximately $288.1 of undistributed earnings from foreign subsidiaries to the U.S. as those earnings continue to be permanently reinvested.
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
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases was approximately $90.0. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

The cost components of our operating leases were as follows for the period ended December 31, 2019:

	Twelve-month Period
	Leased Facilities and Equipment	Leased Vehicles	Total
Operating lease cost	$104.0	14.1	118.1
Variable lease cost	10.0	1.9	11.9
Short-term lease cost	—	27.4	27.4
Total	$114.0	43.4	157.4

Variable lease costs are excluded from ROU assets and lease liabilities and consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred by the lessor as well as variable mileage costs related to our leased vehicles.
Maturities of our lease liabilities for all operating leases are as follows as of December 31, 2019:

	Leased Facilities and Equipment	Leased Vehicles	Total
2020	$88.3	12.7	101.0
2021	63.2	8.5	71.7
2022	39.5	6.0	45.5
2023	22.5	2.9	25.4
2024	10.0	0.1	10.1
2025 and thereafter	3.7	—	3.7
Total lease payments	$227.2	30.2	257.4
Less: Imputed interest	(10.8)	(1.0)	(11.8)
Present value of lease liabilities	$216.4	29.2	245.6

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of December 31, 2019:

Remaining lease term and discount rate:	December 31, 2019
Weighted average remaining lease term (years)
Leased facilities and equipment	3.26
Leased vehicles	2.89
Weighted average discount rate
Lease facilities and equipment	3.18%
Leased vehicles	2.70%

Supplemental cash flow information related to our operating leases was as follows for the period ended December 31, 2019:

Twelve-month Period
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$117.2
Leased assets obtained in exchange for new operating lease liabilities	116.1

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 9. Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at year end consisted of the following:

	2019	2018
Outstanding loans under unsecured revolving credit facility	$210.0	365.0
2.00% Senior unsecured promissory note payable	40.0	40.0
2.45% Senior unsecured promissory note payable	35.0	35.0
3.22% Senior unsecured promissory note payable	60.0	60.0
Total debt	345.0	500.0
Less: Current portion of debt	(3.0)	(3.0)
Long-term debt	$342.0	497.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation	$36.3	36.3

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
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to the London Interbank Offered Rate ('LIBOR') for interest periods of various lengths selected by us, plus 0.95%. Based on the interest periods we have chosen, our weighted per annum interest rate at December 31, 2019 was approximately 2.7%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our usage of the Credit Facility.
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
Note 10. Legal Contingencies
We are involved in certain legal actions. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, that could require significant expenditures or result in lost revenues. We record a liability for these legal actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. As of December 31, 2019, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.
Note 11. Subsequent Events
We evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the Notes to Consolidated Financial Statements, with the exception of the dividend declaration and stock option activities disclosed in Note 5.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

Note 12. Selected Quarterly Financial Data (Unaudited)
(Amounts in millions except per share information)

2019:	Net Sales	Gross Profit	Pre-tax Earnings	Net Earnings	Basic Net Earnings per Share	(1)	Diluted Net Earnings per Share	(1)
First quarter	$1,309.3	624.7	257.5	194.1	0.34		0.34
Second quarter	1,368.4	641.2	271.4	204.6	0.36		0.36
Third quarter	1,379.1	651.1	278.4	213.5	0.37		0.37
Fourth quarter	1,276.9	598.4	236.4	178.7	0.31		0.31
Total	$5,333.7	2,515.4	1,043.7	790.9	1.38		1.38

2018:	Net Sales	Gross Profit	Pre-tax Earnings	Net Earnings	Basic Net Earnings per Share	(1)	Diluted Net Earnings per Share	(1)
First quarter	$1,185.8	577.6	231.9	174.3	0.30		0.30
Second quarter	1,267.9	617.7	265.9	211.2	0.37		0.37
Third quarter	1,279.8	615.8	259.4	197.6	0.34		0.34
Fourth quarter	1,231.6	587.8	229.8	168.8	0.29		0.29
Total	$4,965.1	2,398.9	987.0	751.9	1.31		1.31
(1) Amounts may not foot due to rounding difference.

***End of Notes to Consolidated Financial Statements***

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2019. There was no change in the company's internal control over financial reporting during the company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

/s/ Daniel L. Florness	/s/ Holden Lewis
Daniel L. Florness	Holden Lewis
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Winona, Minnesota
February 6, 2020

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Incorporated herein by reference is the information appearing under the headings 'Proposal #1—Election of Directors', 'Corporate Governance and Director Compensation—Board Leadership Structure and Committee Membership', 'Corporate Governance and Director Compensation—Audit Committee', and 'Corporate Governance and Director Compensation—Delinquent Section 16(a) Reports' in the Proxy Statement.
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
Information about our Executive Officers
As of the date of filing this Form 10-K, the following individuals were executive officers of the Company:

Name	Employee of Fastenal Since	Age	Position
Daniel L. Florness	1996	56	President, Chief Executive Officer, and Director
William J. Drazkowski	1995	48	Executive Vice President – Sales
Leland J. Hein	1985	59	Senior Executive Vice President – Sales
James C. Jansen	1992	49	Executive Vice President – Manufacturing
Holden Lewis	2016	50	Executive Vice President and Chief Financial Officer
Sheryl A. Lisowski	1994	52	Controller, Chief Accounting Officer, and Treasurer
Charles S. Miller	1999	45	Senior Executive Vice President – Sales
Terry M. Owen	1999	51	Senior Executive Vice President – Sales Operations
John L. Soderberg	1993	48	Executive Vice President – Information Technology
Jeffery M. Watts	1996	48	Executive Vice President – International Sales
Reyne K. Wisecup	1988	56	Senior Executive Vice President – Human Resources and Director
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
Mr. Drazkowski has been our executive vice president - sales since October 2019. Mr. Drazkowski's responsibilities include sales and operational oversight of our Western United States business. From December 2016 to September 2019, Mr. Drazkowski was executive vice president – national accounts sales. From October 2014 to December 2016, Mr. Drazkowski was our vice president – national accounts sales, from September 2013 to September 2014, he served as regional vice president of our Minnesota based region, and from November 2007 to August 2013, he served as one of our district managers. Prior to November 2007, Mr. Drazkowski served in various sales leadership roles at our company.
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
Mr. Jansen has been our executive vice president – manufacturing since January 2016. Mr. Jansen's responsibilities include oversight of our industrial services, quality assurance, aerospace, manufacturing operations, and EHS management. From December 2010 to December 2015, Mr. Jansen was our executive vice president - operations. From November 2007 to December 2010, Mr. Jansen was our executive vice president – internal operations. From May 2005 to November 2007, Mr. Jansen served as our leader of systems development (this role encompassed both information systems and distribution systems development). From April 2000 to April 2005, Mr. Jansen served as regional vice president of our Texas based region.
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
Mr. Miller has been our senior executive vice president – sales since January 2020. Mr. Miller's responsibilities include sales and operational oversight of our Eastern United States business. From November 2015 to December 2019, Mr. Miller was one of our executive vice presidents – sales. From January 2009 to October 2015, Mr. Miller served as regional vice president of our southeast central region based primarily in Tennessee and Kentucky. Prior to January 2009, Mr. Miller served in various sales leadership roles at our company.
Mr. Owen has been our senior executive vice president – sales operations since January 2016. Mr. Owen's responsibilities include oversight of our e-commerce, marketing, national accounts sales, government sales, FAST Solutions®, Onsite and vending, our Mansco division, manufacturing, distribution, transportation, product development, supplier development, procurement, and supply chain. From July 2015 to December 2015, Mr. Owen was one of our executive vice president – sales. From May 2014 to June 2015, Mr. Owen served as our executive vice president – e-business, and from December 2007 to May 2014, Mr. Owen was regional vice president of our Texas based and Mexico regions. Prior to December 2007, Mr. Owen served in various distribution center leadership roles at our company.
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
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	6,807,217	$24.89	13,495,100
Equity compensation plans not approved by security holders	—	—	—
Total	6,807,217		13,495,100

(1)	Reflects stock option awards issued and issuable in the future under our Fastenal Company Stock Option Plan and our Fastenal Company Non-Employee Director Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Earnings for the years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
2. Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts
3. Exhibits:
INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 8-K dated as of April 23, 2019 (file no. 000-016125))
3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company's Form 8-K dated as of January 17, 2019 (file no. 000-16125))
4.1	Form of Senior Notes due July 20, 2021 (incorporated by reference to Exhibit 4.1 to Fastenal Company’s Form 8‑K dated as of July 20, 2016 (file no. 000-16125))
4.2	Form of Senior Notes due July 20, 2022 (incorporated by reference to Exhibit 4.2 to Fastenal Company’s Form 8‑K dated as of July 20, 2016 (file no. 000-16125))
4.3	Form of Senior Notes due March 1, 2024 (incorporated by reference to Exhibit 4.1 to Fastenal Company's Form 10-Q for the quarter ended March 31, 2017 (file no. 000-016125))
4.4	Description of Capital Stock
10.1	Bonus Program for Executive Officers*
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

13	Portions of 2019 Annual Report to Shareholders not included in this Form 10-K (only those sections specifically incorporated by reference in this Form 10-K shall be deemed filed with the SEC)
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

FASTENAL COMPANY
Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2019, 2018, and 2017
(Amounts in millions)

Description	Balance at Beginning of Year	"Additions" Charged to Costs and Expenses		"Other" Additions (Deductions)	"Less" Deductions		Balance at End of Year
Year ended December 31, 2019
Allowance for doubtful accounts	$12.8	5.5		—	7.4		10.9
Insurance reserves	$37.6	69.7	(1)	—	66.2	(2)	41.1
Year ended December 31, 2018
Allowance for doubtful accounts	$11.9	8.1		—	7.2		12.8
Insurance reserves	$39.0	66.9	(1)	—	68.3	(2)	37.6
Year ended December 31, 2017
Allowance for doubtful accounts	$11.2	8.2		—	7.5		11.9
Insurance reserves	$34.6	68.2	(1)	—	63.8	(2)	39.0
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

Date:	February 6, 2020

FASTENAL COMPANY

By	/s/ Daniel L. Florness
Daniel L. Florness, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 6, 2020

/s/ Daniel L. Florness	/s/ Holden Lewis
Daniel L. Florness, President and Chief Executive Officer (Principal Executive Officer), and Director	Holden Lewis, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Sheryl A. Lisowski
Sheryl A. Lisowski, Controller, Chief Accounting Officer, and Treasurer (Principal Accounting Officer)

/s/ Willard D. Oberton	/s/ Darren R. Jackson
Willard D. Oberton, Director (Chairman)	Darren R. Jackson, Director

/s/ Michael J. Ancius	/s/ Daniel L. Johnson
Michael J. Ancius, Director	Daniel L. Johnson, Director

/s/ Michael J. Dolan	/s/ Nicholas J. Lundquist
Michael J. Dolan, Director	Nicholas J. Lundquist, Director

/s/ Stephen L. Eastman	/s/ Scott A. Satterlee
Stephen L. Eastman, Director	Scott A. Satterlee, Director

/s/ Rita J. Heise	/s/ Reyne K. Wisecup
Rita J. Heise, Director	Reyne K. Wisecup, Director