Form 10-Q
period 2020-03-31
FASTENAL CO
filed 2020-04-17
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 13, 2020, there were approximately 572,818,887 shares of the registrants common stock outstanding.

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in millions except share information)

	(Unaudited)
Assets	March 31, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$160.7	174.9
Trade accounts receivable, net of allowance for doubtful accounts of $11.6 and $10.9, respectively	833.9	741.8
Inventories	1,345.5	1,366.4
Prepaid income taxes	—	16.7
Other current assets	124.2	157.4
Total current assets	2,464.3	2,457.2

Property and equipment, net	1,027.7	1,023.2
Operating lease right-of-use assets	242.4	243.2
Other assets	200.3	76.3

Total assets	$3,934.7	3,799.9

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$4.9	3.0
Accounts payable	212.1	192.8
Accrued expenses	227.5	251.5
Current portion of operating lease liabilities	96.4	97.4
Income taxes payable	39.5	—
Total current liabilities	580.4	544.7

Long-term debt	450.1	342.0
Operating lease liabilities	147.7	148.2
Deferred income taxes	99.9	99.4

Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 800,000,000 shares authorized, 572,817,649 and 574,128,911 shares issued and outstanding, respectively	2.9	2.9
Additional paid-in capital	24.2	67.2
Retained earnings	2,692.9	2,633.9
Accumulated other comprehensive loss	(63.4)	(38.4)
Total stockholders' equity	2,656.6	2,665.6
Total liabilities and stockholders' equity	$3,934.7	3,799.9
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Amounts in millions except earnings per share)

	(Unaudited)
	Three Months Ended March 31,
	2020	2019
Net sales	$1,367.0	1,309.3

Cost of sales	730.2	684.6
Gross profit	636.8	624.7

Operating and administrative expenses	365.9	363.6
Gain on sale of property and equipment	(0.4)	(0.3)
Operating income	271.3	261.4

Interest income	0.1	0.1
Interest expense	(2.2)	(4.0)

Earnings before income taxes	269.2	257.5

Income tax expense	66.6	63.4

Net earnings	$202.6	194.1

Basic net earnings per share	$0.35	0.34

Diluted net earnings per share	$0.35	0.34

Basic weighted average shares outstanding	573.9	572.2

Diluted weighted average shares outstanding	575.3	573.0
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)

	(Unaudited)
	Three Months Ended March 31,
	2020	2019
Net earnings	$202.6	194.1
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2020 and 2019)	(25.0)	3.7
Comprehensive income	$177.6	197.8
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Amounts in millions except per share information)

	(Unaudited)
	Three Months Ended March 31,
	2020	2019
Common stock
Balance at beginning of period	$2.9	2.9
Balance at end of period	2.9	2.9
Additional paid-in capital
Balance at beginning of period	67.2	3.0
Stock options exercised	7.4	18.1
Purchases of common stock	(52.0)	—
Stock-based compensation	1.6	1.6
Balance at end of period	24.2	22.7
Retained earnings
Balance at beginning of period	2,633.9	2,341.6
Net earnings	202.6	194.1
Dividends paid in cash	(143.6)	(123.0)
Balance at end of period	2,692.9	2,412.7
Accumulated other comprehensive (loss) income
Balance at beginning of period	(38.4)	(44.8)
Other comprehensive (loss) income	(25.0)	3.7
Balance at end of period	(63.4)	(41.1)
Total stockholders' equity	$2,656.6	2,397.2

Cash dividends paid per share of common stock	$0.250	$0.215
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)

	(Unaudited)
	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$202.6	194.1
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisition:
Depreciation of property and equipment	37.6	35.4
Gain on sale of property and equipment	(0.4)	(0.3)
Bad debt expense	1.9	2.0
Deferred income taxes	0.5	0.6
Stock-based compensation	1.6	1.6
Amortization of intangible assets	1.0	1.0
Changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(101.4)	(79.5)
Inventories	10.6	(13.5)
Other current assets	33.2	30.1
Accounts payable	19.3	(9.7)
Accrued expenses	(24.0)	(8.0)
Income taxes	56.2	50.7
Other	2.4	0.4
Net cash provided by operating activities	241.1	204.9

Cash flows from investing activities:
Purchases of property and equipment	(48.8)	(54.4)
Proceeds from sale of property and equipment	2.1	1.6
Cash paid for acquisition	(125.0)	—
Other	—	0.1
Net cash used in investing activities	(171.7)	(52.7)

Cash flows from financing activities:
Proceeds from debt obligations	325.0	210.0
Payments against debt obligations	(215.0)	(240.0)
Proceeds from exercise of stock options	7.4	18.1
Purchases of common stock	(52.0)	—
Payments of dividends	(143.6)	(123.0)
Net cash used in financing activities	(78.2)	(134.9)

Effect of exchange rate changes on cash and cash equivalents	(5.4)	0.9

Net (decrease) increase in cash and cash equivalents	(14.2)	18.2

Cash and cash equivalents at beginning of period	174.9	167.2
Cash and cash equivalents at end of period	$160.7	185.4

Supplemental information:
Cash paid for interest	$2.2	4.0
Net cash paid for income taxes	$10.2	11.7
Leased assets obtained in exchange for new operating lease liabilities	$25.0	21.8
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2020 and 2019
(Unaudited)

(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as the company, Fastenal, or by terms such as we, our, or us) have been prepared in accordance with U.S. generally accepted accounting principles ('GAAP') for interim financial information. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in our consolidated financial statements as of and for the year ended December 31, 2019. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
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
Recently Adopted Accounting Pronouncements
Effective January 1, 2020, we adopted Financial Accounting Standard Board ('FASB') Accounting Standards Update ('ASU') 2016-13, Measurement of Credit Losses on Financial Instruments, which changed the way entities recognize impairment of most financial assets. Short-term and long-term financial assets, as defined by the standard, are impacted by immediate recognition of estimated credit losses in the financial statements, reflecting the net amount expected to be collected. The adoption of this standard had an immaterial impact on our condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires that, to be a business, an acquired set must include, at a minimum, an input and a substantive process that together significantly contributes to the ability to create outputs. The Company adopted this guidance in evaluating a current period transaction, discussed further in Note 2, 'Asset Acquisition'.

(2) Asset Acquisition
On March 30, 2020, we purchased certain assets of Apex Industrial Technologies LLC ('Apex') that have contributed to the development, design, and scalability of the vending delivery platform utilized since 2008 within our industrial vending business to dispense product and lease devices to our customers. In connection with this transaction, we purchased a perpetual and unfettered use of key patents, designs, software and licenses, as well as direct access to the vending equipment supply chain.
The total purchase price of the assets acquired consisted of $125.0 paid in cash at closing. We funded the purchase price with available cash and proceeds from borrowings on our unsecured revolving credit facility. We accounted for the purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired is concentrated in the identifiable intangible assets used in the vending delivery platform for our industrial vending business. On a relative fair value basis, the allocated identifiable intangible assets total $123.8 and tangible property and equipment total $1.2. The weighted average amortization period of the identifiable intangible assets is approximately 19.1 years.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2020 and 2019
(Unaudited)

(3) Revenue
Revenue Recognition
Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. We recognize revenue by transferring the promised products to the customer, with the majority of revenue recognized at the point in time the customer obtains control of the products. We recognize revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. We estimate product returns based on historical return rates. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. The majority of our contracts have a single performance obligation and are short term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. Revenues are attributable to countries based on the selling location from which the sale occurred.
Disaggregation of Revenue
Our revenues related to the following geographic areas were as follows for the periods ended March 31:

	Three-month Period
	2020	2019
United States	$1,166.7	1,124.8
Canada and Mexico	158.4	145.9
North America	1,325.1	1,270.7
All other foreign countries	41.9	38.6
Total revenues	$1,367.0	1,309.3

The percentages of our sales by end market were as follows for the periods ended March 31:

	Three-month Period
	2020	2019
Manufacturing	67.9%	67.8%
Non-residential construction	12.3%	12.7%
Other	19.8%	19.5%
	100.0%	100.0%

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2020 and 2019
(Unaudited)

The percentages of our sales by product line were as follows for the periods ended March 31:

		Three-month Period
Type	Introduced	2020	2019
Fasteners(1)	1967	32.9%	34.8%
Tools	1993	9.4%	9.9%
Cutting tools	1996	5.4%	5.9%
Hydraulics & pneumatics	1996	6.6%	6.9%
Material handling	1996	5.7%	5.8%
Janitorial supplies	1996	8.3%	7.5%
Electrical supplies	1997	4.6%	4.7%
Welding supplies	1997	4.1%	4.1%
Safety supplies	1999	19.8%	17.2%
Other		3.2%	3.2%
		100.0%	100.0%
(1) The fasteners product line represents fasteners and miscellaneous supplies.
(4) Stockholders' Equity
Dividends
On April 13, 2020, our board of directors declared a dividend of $0.25 per share of common stock to be paid in cash on May 26, 2020 to shareholders of record at the close of business on April 28, 2020. Since 2011, we have paid quarterly dividends. Our board of directors currently intends to continue paying quarterly dividends, provided that any future determination as to payment of dividends will depend on the financial condition and results of operations of the company and such other factors as are deemed relevant by the board of directors.
The following table presents the dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2020	2019
First quarter	$0.250	0.215
Second quarter	0.250	0.215
Third quarter		0.220
Fourth quarter		0.220
Total	$0.500	0.870

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2020 and 2019
(Unaudited)

Stock Options
The following tables summarize the details of options granted under our stock option plans that were outstanding as of March 31, 2020, and the assumptions used to value these grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	March 31, 2020
Date of Grant				Options Outstanding	Options Exercisable
January 2, 2020	902,263	$38.00	$37.230	900,685	24,964
January 2, 2019	1,316,924	$26.00	$25.705	1,254,462	29,010
January 2, 2018	1,087,936	$27.50	$27.270	955,006	324,848
January 3, 2017	1,529,578	$23.50	$23.475	1,140,844	523,176
April 19, 2016	1,690,880	$23.00	$22.870	1,202,444	435,348
April 21, 2015	1,786,440	$21.00	$20.630	798,495	411,775
April 22, 2014	1,910,000	$28.00	$25.265	560,340	318,480
April 16, 2013	410,000	$27.00	$24.625	89,472	50,722
April 17, 2012	2,470,000	$27.00	$24.505	446,480	339,678
April 19, 2011	820,000	$17.50	$15.890	5,000	5,000
Total	13,924,021			7,353,228	2,463,001

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 2, 2020	1.7%	5.00	2.4%	25.70%	$6.81
January 2, 2019	2.5%	5.00	2.9%	23.96%	$4.40
January 2, 2018	2.2%	5.00	2.3%	23.45%	$5.02
January 3, 2017	1.9%	5.00	2.6%	24.49%	$4.20
April 19, 2016	1.3%	5.00	2.6%	26.34%	$4.09
April 21, 2015	1.3%	5.00	2.7%	26.84%	$3.68
April 22, 2014	1.8%	5.00	2.0%	28.55%	$4.79
April 16, 2013	0.7%	5.00	1.6%	37.42%	$6.33
April 17, 2012	0.9%	5.00	1.4%	39.25%	$6.85
April 19, 2011	2.1%	5.00	1.6%	39.33%	$5.60

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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the three-month periods ended March 31, 2020 and 2019 was $1.6 and $1.6, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of March 31, 2020 was $16.4 and is expected to be recognized over a weighted average period of 4.32 years. Any future changes in estimated forfeitures will impact this amount.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2020 and 2019
(Unaudited)

Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings per share calculation because they were anti-dilutive:

	Three-month Period
Reconciliation	2020	2019
Basic weighted average shares outstanding	573,904,156	572,172,602
Weighted shares assumed upon exercise of stock options	1,414,674	821,360
Diluted weighted average shares outstanding	575,318,830	572,993,962

	Three-month Period
Summary of Anti-dilutive Options Excluded	2020	2019
Options to purchase shares of common stock	891,290	2,908,710
Weighted average exercise prices of options	$38.00	26.94

Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
(5) Income Taxes
Fastenal files income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2016 in the case of United States federal examinations, and 2014 in the case of foreign, state, and local examinations. During the first quarter of 2020, there were no material changes in unrecognized tax benefits.
(6) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $93.2. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2020 and 2019
(Unaudited)

(7) Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	March 31, 2020	December 31, 2019
Outstanding loans under unsecured revolving credit facility	$320.0	210.0
2.00% Senior unsecured promissory note payable	40.0	40.0
2.45% Senior unsecured promissory note payable	35.0	35.0
3.22% Senior unsecured promissory note payable	60.0	60.0
Total debt	455.0	345.0
Less: Current portion of debt	(4.9)	(3.0)
Long-term debt	$450.1	342.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation	$36.3	36.3

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
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to the London Interbank Offered Rate ('LIBOR') for interest periods of various lengths selected by us, plus 0.95%. Based on the interest periods we have chosen, our weighted per annum interest rate at March 31, 2020 was approximately 1.9%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our usage of the Credit Facility.
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
(8) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2019 annual report on Form 10-K in Note 10 of the Notes to Consolidated Financial Statements. As of March 31, 2020, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.
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
Business
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of over 3,200 in-market locations. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes producers who incorporate our products into final goods, called original equipment manufacturing (OEM), and/or utilize our supplies in the maintenance, repair, and operation (MRO) of their facilities and equipment. The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, oil exploration, production, and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our branches, Onsite locations, and customers are primarily located in North America (the United States, Canada, and Mexico), though our presence outside of North America continues to grow as well.
Our motto is Growth through Customer Service®. We are a growth-centric organization focused on identifying 'drivers' that allow us to get closer to our customers and gain market share in what we believe remains a fragmented industrial distribution market. Our growth drivers have evolved and changed, and can be expected to continue to evolve and change, over time.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely adversely affect our business. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. As of the date of this filing, while the company's facilities and in-market locations continue to operate, we did restrict public access to our branches and many of our Onsite locations were closed or operating at a meaningfully diminished capacity, which negatively impacted sales at the end of the quarter and may negatively impact sales until the COVID-19 pandemic moderates. The COVID-19 pandemic is also shifting demand patterns to favor our lower-margin products, which is producing a reduction in our gross margins. Factors deriving from the COVID-19 response that have or may negatively impact sales and gross margin in the future include, but are not limited to: limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products to customers; limitations on the ability of our customers to conduct their business and purchase our products and services; and limitations on the ability of our customers to pay us on a timely basis.
We are experiencing disruptions in our business as we implement modifications to preserve adequate liquidity and ensure that our business can continue to operate during this uncertain time. Certain states have issued executive orders requiring all workers to remain at home, unless their work is critical, essential, or life-sustaining. We believe that, based on the various standards published to date, the work our employees are performing, particularly with respect to supplying products required by our safety business, is critical, essential, and life-sustaining. With respect to liquidity, we are evaluating and taking actions to reduce costs and spending across our organization. This includes reducing hiring activities, adjusting pay programs, and limiting discretionary spending. We have reduced anticipated spending on capital investment projects.
We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders. While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we believe that it is important to share where our company stands today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 progresses.
Executive Overview
Net sales increased $57.7, or 4.4%, in the first quarter of 2020 relative to the first quarter of 2019. Our gross profit as a percentage of net sales declined to 46.6% in the first quarter of 2020 from 47.7% in the first quarter of 2019. Our operating income, as a percentage of net sales, declined to 19.9% in the first quarter of 2020 from 20.0% in the first quarter of 2019. Our net earnings during the first quarter of 2020 were $202.6, an increase of 4.4% when compared to the first quarter of 2019. Our diluted net earnings per share were $0.35 during the first quarter of 2020 compared to $0.34 during the first quarter of 2019, an increase of 4.0%.

We continued to focus on our growth drivers in the first quarter of 2020. We signed 85 new Onsite customer locations (defined as dedicated sales and service provided from within, or in close proximity to, the customer's facility) and 4,798 new industrial vending devices in the first quarter of 2020. Daily sales to our national account customers (defined as customer accounts with a multi-site contract) grew 5.5%.
The table below summarizes our total employee headcount, our investments in in-market locations (defined as the sum of the total number of public branch locations and the total number of active Onsite locations), and industrial vending devices at the end of the periods presented and the percentage change compared to the end of the prior periods.

			Change Since:		Change Since:
	Q1 2020	Q4 2019	Q4 2019	Q1 2019	Q1 2019
In-market locations - absolute employee headcount	14,001	13,977	0.2%	14,336	-2.3%
Total absolute employee headcount	22,131	21,948	0.8%	22,205	-0.3%

Number of public branch locations	2,091	2,114	-1.1%	2,187	-4.4%
Number of active Onsite locations	1,179	1,114	5.8%	945	24.8%
Number of in-market locations	3,270	3,228	1.3%	3,132	4.4%
Industrial vending devices (installed count) (1)	92,124	89,937	2.4%	83,410	10.4%
Ratio of industrial vending devices to in-market locations	28:1	28:1		27:1
(1) This number primarily represents devices which principally dispense product and produce product revenues, and excludes slightly more than 15,000 devices that are part of our locker lease program where the devices are principally used for the check-in/check-out of equipment.
During the last twelve months, we reduced our absolute employee headcount by 335 people in our in-market locations and by 74 people in total. The reduction in our absolute employee headcount in our in-market locations reflects efforts to control branch expenses in response to weaker demand, which was only partly offset by increases to support growth in our Onsite locations. The decrease in our total absolute employee count is mostly from personnel reductions at our in-market locations only partly offset by additions in non-branch selling and support roles to support customer acquisition and implementation, particularly as it relates to our growth drivers and to support general corporate functions.
We opened three branches in the first quarter of 2020 and closed 26 branches, net of conversions. We activated 87 Onsite locations in the first quarter of 2020 and closed 22, net of conversions. The number of closings reflects both normal churn in our business, whether due to exiting customer relationships, the shutting or relocation of a customer facility, or a customer decision, as well as a review of certain underperforming locations. Our in-market network forms the foundation of our business strategy, and we will continue to open or close locations as is deemed necessary to sustain and improve our network, support our growth drivers, and manage our operating expenses.
Results of Operations

The following sets forth condensed consolidated statement of earnings information (as a percentage of net sales) for the periods ended March 31:

	Three-month Period
	2020	2019
Net sales	100.0%	100.0%
Gross profit	46.6%	47.7%
Operating and administrative expenses	26.8%	27.8%
Gain on sale of property and equipment	0.0%	0.0%
Operating income	19.9%	20.0%
Net interest expense	-0.2%	-0.3%
Earnings before income taxes	19.7%	19.7%

Note – Amounts may not foot due to rounding difference.

Net Sales
The table below sets forth net sales and daily sales for the periods ended March 31, and changes in such sales from the prior period to the more recent period:

	Three-month Period
	2020	2019
Net sales	$1,367.0	1,309.3
Percentage change	4.4%	10.4%
Business days	64	63
Daily sales	$21.4	20.8
Percentage change	2.8%	12.2%
Daily sales impact of currency fluctuations	-0.2%	-0.5%
Daily sales impact of acquisitions	0.0%	0.1%

Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
The increase in net sales noted above for the first quarter of 2020 was driven by market share gains deriving from our success with our growth drivers, most notably contribution from industrial vending and Onsite locations, and from increases in certain products later in the quarter related to the coronavirus pandemic. A lesser contributor to our sales growth was higher product pricing to mitigate the effect of general inflation and tariffs in the marketplace. The first quarter of 2020 also benefited from an additional selling day and the absence of unfavorable weather in portions of North America that had a 65 to 85 basis point negative effect on the first quarter of 2019. These contributors were only partly offset by lower end market demand.
The trends in the first quarter of 2020 are best viewed through the cadence of each month in the quarter.
In January and February of 2020, underlying business conditions were sluggish. The Purchasing Managers Index ('PMI'), published by the Institute for Supply Chain Management, averaged 50.5 during this period, with readings above 50 being indicative of growing demand. This marginally above-50 reading had not yet translated into better demand, with U.S. Industrial Production, a key indicator for our sales trend, being down 0.4% during this period, when compared against the first quarter of 2019. Despite this, in January and February of 2020 we grew our daily sales by 4.1%. We believe this ability to outperform our market derives from two sources.
The first source is success within our growth initiatives. In the first quarter of 2020, the most impactful drivers included:

•
We signed 4,798 industrial vending devices during the first quarter of 2020. Our installed device count on March 31, 2020 was 92,124, an increase of 10.4% over March 31, 2019. Daily sales through our vending devices grew at a low double-digit pace in the first quarter of 2020 when compared to the same period of 2019 due to the increase in the installed base. These device counts do not include slightly more than 15,000 vending devices deployed as part of a lease locker program.

•
We signed 85 new Onsite locations during the first quarter of 2020. We had 1,179 active sites on March 31, 2020, which represented an increase of 24.8% from March 31, 2019. Daily sales through our Onsite locations, excluding sales transferred from branches to new Onsites, grew at a mid-single digit pace in the first quarter of 2020 over the first quarter of 2019. The contribution of newer active locations more than offset the impact of weaker demand on our more mature sites.

•	Daily sales from our national account customers grew 5.5% in the first quarter of 2020 over the first quarter of 2019.
The second, and less meaningful contributor, was product pricing. Since 2017, we have taken steps to mitigate the impact of higher product costs owing to higher inflation and tariffs on ourselves and our customers, one of which was to adjust pricing where appropriate. Though these pressures have moderated as business activity has slowed and tariff-related actions have cooled, we did realize some incremental pricing in the first quarter of 2020 related to pricing actions taken in mid-2019. We estimate pricing contributed 30-60 basis points to growth in the first quarter of 2020, with January and February 2020 approximating those levels.
Conditions in March changed significantly. We believe the market share and pricing discussions above are relevant to the entire month, and that the macro discussion above is relevant to the first half of March. However, the second half of March saw levels of business activity weaken significantly in response to societal actions meant to address the coronavirus pandemic. While the company's facilities and in-market locations continue to operate, our branches did restrict public access and many of our Onsite locations were closed or operating at a meaningfully diminished capacity (approximately 120 out of 1,136 North American Onsite locations were closed on March 31 because the customer was closed), negatively impacting sales at the end of the quarter. As a result, our daily sales growth slowed appreciably in March to 0.2%.
The shift in business conditions in March also generated more dramatic splits in our product and customer mix. For instance, in the first quarter of 2020 daily sales of fasteners declined 2.6% while daily sales of safety products and remaining non-fastener products grew 18.4% and 1.6%, respectively. In March specifically, daily sales of fasteners declined 10.1% while daily sales of safety products grew 31.0% and daily sales of remaining non-fastener products declined 2.5%. We saw similar patterns in our customer trends. In the first quarter of 2020 daily sales to manufacturing customers increased 3.0% and daily sales to non-residential construction customers declined 0.2%. In March specifically, daily sales to manufacturing and non-residential construction customers declined 1.1% and 7.8%, respectively. Daily sales to state and local government customers, which is not typically disclosed due to its relatively small size in our mix, grew 16.9% in the first quarter of 2020 but 31.1% in March, with sales to healthcare organizations more than doubling in March.
Sales by Product Line
The approximate mix of sales from fasteners, safety supplies, and all other product lines was as follows for the periods ended March 31:

	Three-month Period
	2020	2019
Fasteners	32.9%	34.8%
Safety supplies	19.8%	17.2%
Other product lines	47.3%	48.0%
	100.0%	100.0%
Gross Profit
In the first quarter of 2020, our gross profit, as a percentage of net sales, declined to 46.6%, or 110 basis points from 47.7% in the first quarter of 2019. We believe the decline in gross profit during this period is primarily due to two items. (1) From the first quarter of 2019 to the first quarter of 2020, our daily sales of fastener products decreased 2.6% while our daily sales of non-fastener products grew 6.0%. Fasteners are our largest product line and our highest gross profit margin product line due to the high transaction cost surrounding the sourcing and supply of the product for our customers. Over the same period, larger customers, for which national accounts are a good proxy and whose more focused buying patterns allow us to offer them better pricing, grew faster than smaller customers. Relatively slower growth in the first quarter of 2020 in our fastener product line (product mix) with relatively faster growth in sales to our largest customers (customer mix) pushed our gross profit margin lower. Declines in our gross profit percentage, such as we experienced in the first quarter of 2020, is an expected by-product of the success we are having growing sales through our vending and Onsite growth drivers. (2) Slower growth has resulted in our not leveraging near and intermediate term fixed costs, such as manufacturing, our captive fleet, or our international sourcing operation, as we have in past quarters, as well as period costs flowing through our operation. This is slightly exacerbated by more recent sources of growth, as orders related to critical supplies such as masks, gloves, and sanitizer, tend to be direct shipped rather than moved on our fleet or produced in our facilities.
The factors described above were relevant throughout the first quarter of 2020. As it relates to mix, in March specifically customer mix remained a factor. However, the widening growth differential between higher-margin fastener sales and lower-margin safety sales produced a greater product mix impact and increased the overall effect of mix on our gross profit percentage.
Operating and Administrative Expenses
Our operating and administrative expenses (including the gain on sales of property and equipment), as a percentage of net sales, improved to 26.7% in the first quarter of 2020 compared to 27.8% in the first quarter of 2019. The primary contributors to this improvement were relatively lower growth in employee-related, occupancy-related, and all other operating and administrative expenses.

The growth in employee-related, occupancy-related, and all other operating and administrative expenses (including the gain on sales of property and equipment) compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Three-month Period
		2020
Employee-related expenses	65% to 70%	0.2%
Occupancy-related expenses	15% to 20%	1.8%
All other operating and administrative expenses	15% to 20%	0.8%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. Our employee-related expenses increased in the first quarter of 2020. This was primarily related to an increase in our full-time equivalent ('FTE') headcount and moderate increases in hourly base wages. This was mostly offset by lower incentive compensation due to lower growth in net sales and net earnings.
The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior periods:

			Change Since:		Change Since:
	Q1	Q4	Q4	Q1	Q1
	2020	2019	2019	2019	2019
In-market locations	12,334	12,236	0.8%	12,482	-1.2%
Total selling (includes in-market locations)	14,200	14,060	1.0%	14,227	-0.2%
Distribution	2,992	2,895	3.4%	2,923	2.4%
Manufacturing	675	674	0.1%	700	-3.6%
Administrative	1,368	1,339	2.2%	1,275	7.3%
Total	19,235	18,968	1.4%	19,125	0.6%
Occupancy-related expenses include: (1) building rent, depreciation, and utility costs, (2) equipment related to our branches and distribution locations, and (3) industrial vending equipment (we view vending equipment, excluding leased locker equipment, to be an extension of our in-market operations and classify the depreciation and repair costs as occupancy expense). The increase in occupancy-related expenses in the first quarter of 2020, when compared to the first quarter of 2019, was primarily related to increases in equipment related to our distribution locations following investments in capacity in 2019 and increases in expenses related to industrial vending equipment. Facility costs were slightly down.
All other operating and administrative expenses include: (1) selling-related transportation, (2) information technology expenses, (3) net event costs, (4) general corporate expenses, including legal expenses, general insurance expenses, and travel and marketing expenses, and (5) the gain on sales of property and equipment. Combined, all other operating and administrative expenses increased in the first quarter of 2020 when compared to the first quarter of 2019 primarily due to higher spending on information technology and higher net event costs. This was partly offset by lower general corporate expenses, which includes the absence of a legal settlement that occurred in the first quarter of 2019.
Net Interest Expense
Our net interest expense was $2.1 in the first quarter of 2020 and $3.9 in the first quarter of 2019. This decrease was caused by lower average interest rates and a lower average debt balance during the period.
Income Taxes
We recorded income tax expense of $66.6 in the first quarter of 2020, or 24.7% of earnings before income taxes. Income tax expense was $63.4 in the first quarter of 2019, or 24.6% of earnings before income taxes. We continue to believe our ongoing tax rate, absent any discrete tax items, will be in the 24.5% to 25.0% range.
Net Earnings
Our net earnings during the first quarter of 2020 were $202.6, an increase of 4.4% when compared to the first quarter of 2019. Our diluted net earnings per share during the first quarter of 2020 were $0.35, an increase of 4.0% when compared to the first quarter of 2019.

Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended March 31:

	Three-month Period
	2020	2019
Net cash provided by operating activities	$241.1	204.9
Percentage of net earnings	119.0%	105.6%
Net cash used in investing activities	$171.7	52.7
Percentage of net earnings	84.7%	27.2%
Net cash used in financing activities	$78.2	134.9
Percentage of net earnings	38.6%	69.5%
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased in the first quarter of 2020 relative to the first quarter of 2019, primarily due to a reduced drag from net working capital investment relative to what was experienced in the first quarter of 2019 and, to a lesser degree, higher net income.
The dollar and percentage change in accounts receivable, net and inventories from March 31, 2019 to March 31, 2020 were as follows:

	March 31		Twelve-month Dollar Change	Twelve-month Percentage Change
	2020	2019	2020	2020
Accounts receivable, net	$833.9	793.0	$40.9	5.2%
Inventories	1,345.5	1,293.9	51.6	4.0%
Total	$2,179.4	2,086.9	$92.5	4.4%

Net sales in last two months	$904.1	862.4	$41.7	4.8%
Note - Amounts may not foot due to rounding difference.
The growth in our net accounts receivable from March 31, 2019 to March 31, 2020 reflects not only our growth in sales but that our growth is being driven disproportionately by our national accounts program, where our customers tend to have longer payment terms than our business as a whole. This is being mitigated by weaker business activity, which reduces the amount of receivables.
The increase in inventory from March 31, 2019 to March 31, 2020 was primarily to support higher sales, largely reflecting large increases in the number of installed vending devices and active Onsite locations, to support higher levels of service, and from inflation and tariffs. The rate of growth continued to slow in the first quarter of 2020 based on slowing economic activity and internal efforts to reduce hub inventory. We intend to continue to invest in the inventory necessary to support our vending and Onsite initiatives.
Net Cash Used in Investing Activities
Net cash used in investing activities increased from the first quarter of 2019 to the first quarter of 2020. This was due to the acquisition of certain assets of Apex Industrial Technologies LLC late in the period. This was slightly offset by lower net capital expenditures.
Our capital spending will typically fall into five categories: (1) the addition of manufacturing and warehouse property and equipment, (2) the purchase of industrial vending technology, (3) the purchase of software and hardware for our information processing systems, (4) the addition of fleet vehicles, and (5) the purchase of signage, shelving, and other fixed assets related to branch and Onsite locations. Proceeds from the sales of property and equipment, typically for the planned disposition of pick-up trucks as well as distribution vehicles and trailers in the normal course of business, are netted against these purchases and additions. During the first quarter of 2020, our net capital expenditures were $46.7, which is a decrease of 11.6% from the first quarter of 2019. Of the factors described above, lower spending to develop and expand certain distribution center assets and, to a lesser degree, reduced fleet vehicle investment primarily explains the decline in our net capital expenditures in the first quarter of 2020.

Cash requirements for capital expenditures were satisfied from cash generated from operations, available cash and cash equivalents, our borrowing capacity, and the proceeds of disposals. We have reduced our expectations for net capital expenditures in 2020 to a range of $155.0 to $180.0, down from our previous range of $180.0 to $205.0 and a decrease from $239.8 in 2019. We had anticipated lower annual spending based on a reduction in projects that would develop and expand certain distribution center assets and, to a lesser degree, reduced fleet vehicle investment. The decline relative to our original projections for 2020 largely reflects a review and deferral of certain building projects in light of an increasingly uncertain business climate and lower vending spend due to a reduction in expected signings and, to a lesser degree, the impact on the cost of our vending equipment following the Apex asset purchase.
Net Cash Used in Financing Activities
Net cash used in financing activities in the first quarter of 2020 consisted of payments of dividends, purchases of our common stock, and payments against debt obligations, which were partially offset by proceeds from the exercise of stock options and proceeds from debt obligations. Net cash used in financing activities in the first quarter 2019 consisted of payments of dividends and payments against debt obligations, which were partially offset by proceeds from the exercise of stock options and proceeds from debt obligations. During the first quarter of 2020, we purchased 1,600,000 shares of our common stock at an average price of approximately $32.54 per share. During the first quarter of 2019, we did not purchase any shares of our common stock. We currently have authority to purchase up to 3,200,000 additional shares of our common stock. An overview of our dividends paid or declared in 2020 and 2019 is contained in Note 4 of the Notes to Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates – A discussion of our critical accounting policies and estimates is contained in our 2019 annual report on Form 10-K.
Recently Issued and Adopted Accounting Pronouncements – A description of recently adopted accounting pronouncements is contained in Note 1 of the Notes to Condensed Consolidated Financial Statements.
Certain Contractual Obligations – A discussion of the nature and amount of certain of our contractual obligations is contained in our 2019 annual report on Form 10-K. That portion of total debt outstanding under our Credit Facility and notes payable classified as long-term, and the maturity of that debt, is described earlier in Note 7 of the Notes to Condensed Consolidated Financial Statements.
Certain Risks and Uncertainties – Certain statements contained in this document do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, our strategies, goals, mission and vision, and our expectations related to future capital expenditures, future tax rates, future inventory levels, Onsite and industrial vending signings, and the impact of price increases on overall sales growth or margin performance. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the impact of the COVID-19 pandemic, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, weak acceptance or adoption of our vending or Onsite business models, increased competition in industrial vending or Onsite, difficulty in maintaining installation quality as our industrial vending business expands, the leasing to customers of a significant number of additional industrial vending devices, the failure to meet our goals and expectations regarding branch openings, branch closings, or expansion of our industrial vending or Onsite operations, changes in the implementation objectives of our business strategies, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law or the impact of any such changes on future tax rates, changes in tariffs or the impact of any such changes on our financial results, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, difficulties measuring the contribution of price increases on sales growth, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to certain market risks from changes in foreign currency exchange rates, commodity steel pricing, commodity energy prices, and interest rates. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments, our operations in countries other than the U.S., and earnings denominated in foreign currencies. Historically, our primary exchange rate exposure has been with the Canadian dollar against the United States dollar. We have not historically hedged our foreign currency risk given that exposure to date has not been material. In the first quarter of 2020, changes in foreign currency exchange rates reduced our reported net sales by $2.3 with the estimated effect on our net earnings being immaterial.
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners and related hardware. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers. Through the first quarter of 2020, the price of commodity steel as reflected in many market indexes has declined. Our estimated net earnings exposure for these changes was not material in the first quarter of 2020.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity. Rising costs for these commodities can produce higher fuel costs for our hub and field-based vehicles and utility costs for our in-market locations, distribution centers, and manufacturing facilities. Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. We believe that over time these risks are mitigated in part by our ability to pass freight and product costs to our customers, the efficiency of our trucking distribution network, and the ability, over time, to manage our occupancy costs related to the heating and cooling of our facilities through better efficiency. Our estimated net earnings exposure for commodity energy prices was not material in the first quarter of 2020.
Interest rates - Loans under our Credit Facility bear interest at floating rates tied to LIBOR (or, if LIBOR is no longer available, at a replacement rate to be determined by the administrative agent for the Credit Facility and consented to by us). As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase in LIBOR in the first three months of 2020 would have resulted in approximately $0.5 of additional interest expense. A description of our Credit Facility is contained in Note 7 of the Notes to Condensed Consolidated Financial Statements.
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
Changes in Internal Control Over Financial Reporting – There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
A description of our legal proceedings, if any, is contained in Note 8 of the Notes to Condensed Consolidated Financial Statements. The description of legal proceedings, if any, in Note 8 is incorporated herein by reference.

ITEM 1A — RISK FACTORS
The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Item 2 of Part I above and in our most recently filed annual report on Form 10-K under Forward-Looking Statements and Item 1A – Risk Factors, except for the addition of the following risk factor.
Industry and General Economic Risks
The COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our operations and business.  The present coronavirus (or COVID-19) pandemic began to impact our operations late in the first quarter of 2020 and is likely to continue to affect our business, including as government authorities impose mandatory closures, work-from-home orders and social distancing protocols, and seek voluntary facility closures or impose other restrictions. These actions could materially adversely affect our ability to adequately staff and maintain our operations, impair our ability to sustain sufficient financial liquidity and impact our financial results. While our facilities and in-market locations have been able to continue to operate, we have restricted public access to our branches and many of our Onsite locations were closed or operated at a meaningfully diminished capacity, negatively impacting sales at the end of the first quarter of fiscal 2020. COVID-19 has also produced significant shifts in the mix of our business resulting from a decrease in sales of our fasteners and increases in sales through our safety business, which we anticipate will result in lower gross margins until the impacts of COVID-19 starts to moderate. As we cannot predict the duration or scope of the COVID-19 pandemic, the anticipated negative financial impact to our operating results cannot be reasonably estimated, but could be material and last for an extended period of time.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the first quarter of 2020:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2020	0	$0.00	0	4,800,000
February 1-29, 2020	0	$0.00	0	4,800,000
March 1-31, 2020	1,600,000	$32.54	1,600,000	3,200,000
Total	1,600,000	$32.54	1,600,000	3,200,000

(1)
On July 11, 2017, our board of directors established a new authorization for us to repurchase up to 10,000,000 shares of our common stock. This repurchase program has no expiration date. As of March 31, 2020, we had remaining authority to repurchase 3,200,000 shares under this authorization.

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

101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: April 17, 2020	By:	/s/ Holden Lewis
Holden Lewis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 17, 2020	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Controller, Chief Accounting Officer, and
Treasurer (Duly Authorized Officer and Principal Accounting Officer)