Form 10-Q
period 2020-06-30
FASTENAL CO
filed 2020-07-17
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 13, 2020, there were approximately 573,626,327 shares of the registrants common stock outstanding.

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in millions except share information)

	(Unaudited)
Assets	June 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$201.5	174.9
Trade accounts receivable, net of allowance for doubtful accounts of $11.8 and $10.9, respectively	881.5	741.8
Inventories	1,401.5	1,366.4
Prepaid income taxes	—	16.7
Other current assets	121.8	157.4
Total current assets	2,606.3	2,457.2

Property and equipment, net	1,029.7	1,023.2
Operating lease right-of-use assets	252.8	243.2
Other assets	196.4	76.3

Total assets	$4,085.2	3,799.9

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$—	3.0
Accounts payable	194.1	192.8
Accrued expenses	238.2	251.5
Current portion of operating lease liabilities	96.7	97.4
Income taxes payable	102.3	—
Total current liabilities	631.3	544.7

Long-term debt	405.0	342.0
Operating lease liabilities	158.0	148.2
Deferred income taxes	100.3	99.4
Other long-term liabilities	7.6	—

Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 800,000,000 shares authorized, 573,570,647 and 574,128,911 shares issued and outstanding, respectively	2.9	2.9
Additional paid-in capital	44.4	67.2
Retained earnings	2,788.6	2,633.9
Accumulated other comprehensive loss	(52.9)	(38.4)
Total stockholders' equity	2,783.0	2,665.6
Total liabilities and stockholders' equity	$4,085.2	3,799.9
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Amounts in millions except earnings per share)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Net sales	$2,876.0	2,677.7	$1,509.0	1,368.4

Cost of sales	1,567.6	1,411.8	837.4	727.2
Gross profit	1,308.4	1,265.9	671.6	641.2

Operating and administrative expenses	721.2	730.3	355.3	366.7
(Gain) loss on sale of property and equipment	(0.1)	(0.8)	0.3	(0.5)
Operating income	587.3	536.4	316.0	275.0

Interest income	0.2	0.2	0.1	0.1
Interest expense	(4.6)	(7.7)	(2.4)	(3.7)

Earnings before income taxes	582.9	528.9	313.7	271.4

Income tax expense	141.4	130.2	74.8	66.8

Net earnings	$441.5	398.7	$238.9	204.6

Basic net earnings per share	$0.77	0.70	$0.42	0.36

Diluted net earnings per share	$0.77	0.69	$0.42	0.36

Basic weighted average shares outstanding	573.6	572.7	573.2	573.2

Diluted weighted average shares outstanding	575.1	573.8	575.0	574.6
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Net earnings	$441.5	398.7	$238.9	204.6
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2020 and 2019)	(14.5)	5.4	10.5	1.7
Comprehensive income	$427.0	404.1	$249.4	206.3
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Amounts in millions except per share information)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Common stock
Balance at beginning of period	$2.9	2.9	$2.9	2.9
Balance at end of period	2.9	2.9	2.9	2.9
Additional paid-in capital
Balance at beginning of period	67.2	3.0	24.2	22.7
Stock options exercised	26.3	40.1	18.9	22.0
Purchases of common stock	(52.0)	—	—	—
Stock-based compensation	2.9	2.9	1.3	1.3
Balance at end of period	44.4	46.0	44.4	46.0
Retained earnings
Balance at beginning of period	2,633.9	2,341.6	2,692.9	2,412.7
Net earnings	441.5	398.7	238.9	204.6
Dividends paid in cash	(286.8)	(246.1)	(143.2)	(123.1)
Balance at end of period	2,788.6	2,494.2	2,788.6	2,494.2
Accumulated other comprehensive (loss) income
Balance at beginning of period	(38.4)	(44.8)	(63.4)	(41.1)
Other comprehensive (loss) income	(14.5)	5.4	10.5	1.7
Balance at end of period	(52.9)	(39.4)	(52.9)	(39.4)
Total stockholders' equity	$2,783.0	2,503.7	$2,783.0	2,503.7

Cash dividends paid per share of common stock	$0.500	$0.430	$0.250	$0.215
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)

	(Unaudited)
	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$441.5	398.7
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisition:
Depreciation of property and equipment	75.6	71.5
Gain on sale of property and equipment	(0.1)	(0.8)
Bad debt expense	4.0	3.1
Deferred income taxes	0.9	2.3
Stock-based compensation	2.9	2.9
Amortization of intangible assets	3.7	2.0
Changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(147.2)	(106.4)
Inventories	(40.8)	(64.3)
Other current assets	35.6	23.2
Accounts payable	1.3	10.2
Accrued expenses	(13.3)	(14.8)
Income taxes	119.0	5.0
Other	8.7	0.4
Net cash provided by operating activities	491.8	333.0

Cash flows from investing activities:
Purchases of property and equipment	(90.0)	(123.1)
Proceeds from sale of property and equipment	5.1	3.5
Cash paid for acquisition	(125.0)	—
Other	1.2	—
Net cash used in investing activities	(208.7)	(119.6)

Cash flows from financing activities:
Proceeds from debt obligations	870.0	525.0
Payments against debt obligations	(810.0)	(525.0)
Proceeds from exercise of stock options	26.3	40.1
Purchases of common stock	(52.0)	—
Payments of dividends	(286.8)	(246.1)
Net cash used in financing activities	(252.5)	(206.0)

Effect of exchange rate changes on cash and cash equivalents	(4.0)	0.4

Net increase in cash and cash equivalents	26.6	7.8

Cash and cash equivalents at beginning of period	174.9	167.2
Cash and cash equivalents at end of period	$201.5	175.0

Supplemental information:
Cash paid for interest	$4.1	7.8
Net cash paid for income taxes	$21.3	122.3
Leased assets obtained in exchange for new operating lease liabilities	$33.7	57.4
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2020 and 2019
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
Impact of COVID-19
The COVID-19 pandemic has impacted and could further impact our operations and the operations of our suppliers and vendors as a result of quarantines, facility closures, illnesses, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by federal, state, and local governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the impact at this time.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires that, to be a business, an acquired set must include, at a minimum, an input and a substantive process that together significantly contributes to the ability to create outputs. The company adopted this guidance during the first quarter of 2020 when evaluating the transaction discussed further in Note 2, 'Asset Acquisition'.

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
The total purchase price of the assets acquired consisted of $125.0 paid in cash at closing. We funded the purchase price with available cash and proceeds from borrowings on our unsecured revolving credit facility. We accounted for the purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired is concentrated in the identifiable intangible assets used in the vending delivery platform for our industrial vending business. On a relative fair value basis, the allocated

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2020 and 2019
(Unaudited)

identifiable intangible assets total $123.8 and tangible property and equipment total $1.2. The weighted average amortization period of the identifiable intangible assets is approximately 19.4 years.
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
Disaggregation of Revenue
Our revenues related to the following geographic areas were as follows for the periods ended June 30:

	Six-month Period		Three-month Period
	2020	2019	2020	2019
United States	$2,475.7	2,297.7	$1,309.0	1,172.9
Canada and Mexico	301.8	301.2	143.5	155.3
North America	2,777.5	2,598.9	1,452.5	1,328.2
All other foreign countries	98.5	78.8	56.5	40.2
Total revenues	$2,876.0	2,677.7	$1,509.0	1,368.4

The percentages of our sales by end market were as follows for the periods ended June 30:

	Six-month Period		Three-month Period
	2020	2019	2020	2019
Manufacturing	61.2%	67.5%	55.2%	67.3%
Non-residential construction	11.4%	12.9%	10.7%	13.2%
Other	27.4%	19.6%	34.1%	19.5%
	100.0%	100.0%	100.0%	100.0%

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2020 and 2019
(Unaudited)

The percentages of our sales by product line were as follows for the periods ended June 30:

		Six-month Period		Three-month Period
Type	Introduced	2020	2019	2020	2019
Fasteners(1)	1967	29.3%	34.7%	26.0%	34.5%
Tools	1993	7.9%	9.9%	6.6%	9.8%
Cutting tools	1996	4.6%	5.8%	3.9%	5.8%
Hydraulics & pneumatics	1996	5.8%	6.9%	5.0%	6.8%
Material handling	1996	5.0%	5.9%	4.4%	5.9%
Janitorial supplies	1996	9.5%	7.6%	10.6%	7.7%
Electrical supplies	1997	4.3%	4.7%	4.0%	4.7%
Welding supplies	1997	3.4%	4.2%	2.9%	4.2%
Safety supplies	1999	27.3%	17.4%	34.0%	17.5%
Other		2.9%	2.9%	2.6%	3.1%
		100.0%	100.0%	100.0%	100.0%
(1) The fasteners product line represents fasteners and miscellaneous supplies.
(4) Stockholders' Equity
Dividends
On July 13, 2020, our board of directors declared a dividend of $0.25 per share of common stock to be paid in cash on August 25, 2020 to shareholders of record at the close of business on July 28, 2020. Since 2011, we have paid quarterly dividends. Our board of directors currently intends to continue paying quarterly dividends, provided that any future determination as to payment of dividends will depend on the financial condition and results of operations of the company and such other factors as are deemed relevant by the board of directors.
The following table presents the dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2020	2019
First quarter	$0.250	0.215
Second quarter	0.250	0.215
Third quarter	0.250	0.220
Fourth quarter		0.220
Total	$0.750	0.870

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2020 and 2019
(Unaudited)

Stock Options
The following tables summarize the details of options granted under our stock option plans that were outstanding as of June 30, 2020, and the assumptions used to value these grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	June 30, 2020
Date of Grant				Options Outstanding	Options Exercisable
January 2, 2020	902,263	$38.00	$37.230	891,871	24,964
January 2, 2019	1,316,924	$26.00	$25.705	1,242,736	29,010
January 2, 2018	1,087,936	$27.50	$27.270	923,634	297,568
January 3, 2017	1,529,578	$23.50	$23.475	1,086,892	472,572
April 19, 2016	1,690,880	$23.00	$22.870	1,036,809	537,431
April 21, 2015	1,786,440	$21.00	$20.630	689,259	439,859
April 22, 2014	1,910,000	$28.00	$25.265	452,323	291,073
April 16, 2013	410,000	$27.00	$24.625	63,844	45,106
April 17, 2012	2,470,000	$27.00	$24.505	181,440	181,440
Total	13,104,021			6,568,808	2,319,023

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 2, 2020	1.7%	5.00	2.4%	25.70%	$6.81
January 2, 2019	2.5%	5.00	2.9%	23.96%	$4.40
January 2, 2018	2.2%	5.00	2.3%	23.45%	$5.02
January 3, 2017	1.9%	5.00	2.6%	24.49%	$4.20
April 19, 2016	1.3%	5.00	2.6%	26.34%	$4.09
April 21, 2015	1.3%	5.00	2.7%	26.84%	$3.68
April 22, 2014	1.8%	5.00	2.0%	28.55%	$4.79
April 16, 2013	0.7%	5.00	1.6%	37.42%	$6.33
April 17, 2012	0.9%	5.00	1.4%	39.25%	$6.85

All of the options in the tables above vest and become exercisable over a period of up to eight years. Generally, each option will terminate approximately ten years after the grant date.
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the six-month periods ended June 30, 2020 and 2019 was $2.9 and $2.9, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of June 30, 2020 was $15.1 and is expected to be recognized over a weighted average period of 4.17 years. Any future changes in estimated forfeitures will impact this amount.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2020 and 2019
(Unaudited)

Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings per share calculation because they were anti-dilutive:

	Six-month Period		Three-month Period
Reconciliation	2020	2019	2020	2019
Basic weighted average shares outstanding	573,550,730	572,669,693	573,197,303	573,159,138
Weighted shares assumed upon exercise of stock options	1,577,540	1,105,366	1,754,697	1,392,211
Diluted weighted average shares outstanding	575,128,270	573,775,059	574,952,000	574,551,349

	Six-month Period		Three-month Period
Summary of Anti-dilutive Options Excluded	2020	2019	2020	2019
Options to purchase shares of common stock	893,428	450,960	895,566	—
Weighted average exercise prices of options	$38.00	27.53	$38.00	—

Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
(5) Income Taxes
Fastenal files income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2016 in the case of United States federal examinations, and 2014 in the case of foreign, state, and local examinations. During the first six months of 2020, there were no material changes in unrecognized tax benefits.
During the second quarter of 2020, we deferred $111.5 in federal and state income and payroll tax payments as allowed under the Coronavirus Aid, Relief, and Economic Security Act (the 'CARES' Act), which was signed into law in March 2020 to help businesses navigate COVID-19 related challenges. The deferred federal and state income tax payments, which constitute $103.9 of the deferred value, will be made in the third quarter of 2020, while the deferred payroll taxes will be paid in the third quarter of 2021.
(6) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $93.0. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2020 and 2019
(Unaudited)

(7) Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	Average Interest Rate at June 30, 2020		Debt Outstanding
		Maturity Date	June 30, 2020	December 31, 2019
Unsecured revolving credit facility	1.10%	November 30, 2023	$—	210.0
Senior unsecured promissory notes payable, Series A	2.00%	July 20, 2021	40.0	40.0
Senior unsecured promissory notes payable, Series B	2.45%	July 20, 2022	35.0	35.0
Senior unsecured promissory notes payable, Series C	3.22%	March 1, 2024	60.0	60.0
Senior unsecured promissory notes payable, Series D	2.66%	May 15, 2025	75.0	—
Senior unsecured promissory notes payable, Series E	2.72%	May 15, 2027	50.0	—
Senior unsecured promissory notes payable, Series F	1.69%	June 24, 2023	70.0	—
Senior unsecured promissory notes payable, Series G	2.13%	June 24, 2026	25.0	—
Senior unsecured promissory notes payable, Series H	2.50%	June 24, 2030	50.0	—
Total			405.0	345.0
Less: Current portion of debt			—	(3.0)
Long-term debt			$405.0	342.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation			$36.3	36.3

Unsecured Revolving Credit Facility
We have a $700.0 committed unsecured revolving credit facility ('Credit Facility'). The Credit Facility includes a committed letter of credit subfacility of $55.0. Any borrowings outstanding under the Credit Facility for which we have the ability and intent to pay using cash within the next twelve months, will be classified as a current liability. The Credit Facility contains certain financial and other covenants, and our right to borrow under the Credit Facility is conditioned upon, among other things, our compliance with these covenants. We are currently in compliance with these covenants.
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
Senior Unsecured Promissory Notes Payable
We have issued senior unsecured promissory notes under our master note agreement (the 'Master Note Agreement') in the aggregate principal amount of $405.0. Our aggregate borrowing capacity under the Master Note Agreement is $600.0; however, none of the institutional investors party to that agreement are committed to purchase notes thereunder. There is no amortization of these notes prior to their maturity date and interest is payable quarterly. The notes currently issued under our Master Note Agreement, including the maturity date and fixed interest rate per annum of each series of note, are contained in the table above.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2020 and 2019
(Unaudited)

(8) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2019 annual report on Form 10-K in Note 10 of the Notes to Consolidated Financial Statements. As of June 30, 2020, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.
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
Impact of COVID-19 on Our Business
Through the second quarter of 2020, the COVID-19 pandemic has had significant impacts on our business. We continued to operate with some modifications because, based on the various published standards to date, the work our employees are performing, particularly with respect to supplying products required by our safety business, is critical, essential, and life-sustaining. We took actions intended to protect our employees and our customers that adversely affected our results. First, we restricted public access to our branches, which has resulted in lower retail sales at those locations through the second quarter of 2020. Many of our locations have re-opened to the public, but a meaningful number remain restricted. Second, many of our customers either closed their locations or operated at significantly diminished capacity as a result of local and national actions taken, such as stay-at-home mandates, that reduced business activity and negatively impacted sales through the second quarter of 2020. Third, social actions taken to mitigate the effects of the pandemic produced significant demand for personal protection equipment ('PPE') and sanitation products, generating significant sales of such products not only to certain traditional customers but also to state and local government entities as well as front line responders. The favorable impact of this third variable on our results for the first six months of 2020 more than offset the adverse impact of the first two variables, which resulted in weaker sales through our branch and Onsite network to our traditional manufacturing and construction customers.
At the end of the second quarter of 2020, many of the markets in which we operate had begun to ease restrictions that were in place earlier in the period. This is having two effects. The first is to improve the outlook of the manufacturing and construction customers that support our traditional branch and Onsite business. The second is to moderate the level of demand for PPE and sanitation products that we experienced at the onset of the pandemic. However, as of the date of this filing, viral infections have begun to increase again resulting in resumption of restrictions in certain markets in which we operate. As a result, there remains significant uncertainty concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors deriving from the COVID-19 response that have or may negatively impact sales and gross margin in the future include, but are not limited to: limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products to customers; limitations on the ability of our customers to conduct their business and purchase our products and services; and limitations on the ability of our customers to pay us on a timely basis.
With respect to liquidity, we continue to evaluate and limit costs and spending across our organization. This includes reduced headcount, a reduction in discretionary spending, and lower anticipated spending on capital investment projects. As of the end of the second quarter of 2020, we have substantially all of our $700M bank revolver available for use in the event that the need arises.
We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and shareholders. While we are unable to determine or predict the nature, duration, or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity, or capital resources, we believe that it is important to share where our company stands today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 progresses.
Executive Overview
Net sales increased $140.6, or 10.3%, in the second quarter of 2020 relative to the second quarter of 2019. Our gross profit as a percentage of net sales declined to 44.5% in the second quarter of 2020 from 46.9% in the second quarter of 2019. Our operating income, as a percentage of net sales, increased to 20.9% in the second quarter of 2020 from 20.1% in the second quarter of 2019. Our net earnings during the second quarter of 2020 were $238.9, an increase of 16.7% when compared to the second quarter of 2019. Our diluted net earnings per share were $0.42 during the second quarter of 2020 compared to $0.36 during the second quarter of 2019, an increase of 16.7%.
Our results in the second quarter of 2020 were significantly affected by the impacts of the COVID-19 pandemic throughout the period. This had the effect of both drastically increasing our sales of PPE and sanitation products to help governments, health care providers, and critical infrastructure entities manage the pandemic, while also causing significant declines in demand among our traditional manufacturing and construction customers as the economy sharply slowed. In this period, we continued to focus on our growth drivers, though signings of Onsite customer locations (defined as dedicated sales and service provided from within, or in close proximity to, the customer's facility) and industrial vending devices slowed as our customer's energy shifted to short-term management over long-term planning. However, this had to be balanced against some additional priorities that are always important, but never more so than in the environment that existed in the second quarter of 2020. These included a focus on employee and customer safety, supporting customers that were most directly involved in pandemic mitigation, and using our liquidity to sustain a supply chain of critical products for our business, our customers, and society.
The table below summarizes our total employee headcount, our investments in in-market locations (defined as the sum of the total number of public branch locations and the total number of active Onsite locations), and industrial vending devices at the end of the periods presented and the percentage change compared to the end of the prior periods.

			Change Since:		Change Since:		Change Since:
	Q2 2020	Q1 2020	Q1 2020	Q4 2019	Q4 2019	Q2 2019	Q2 2019
In-market locations - absolute employee headcount	12,982	14,001	-7.3%	13,977	-7.1%	14,372	-9.7%
Total absolute employee headcount	20,667	22,131	-6.6%	21,948	-5.8%	22,232	-7.0%

Number of public branch locations	2,060	2,091	-1.5%	2,114	-2.6%	2,165	-4.8%
Number of active Onsite locations	1,212	1,179	2.8%	1,114	8.8%	1,026	18.1%
Number of in-market locations	3,272	3,270	0.1%	3,228	1.4%	3,191	2.5%
Industrial vending devices (installed count) (1)	92,615	92,124	0.5%	89,937	3.0%	85,871	7.9%
Ratio of industrial vending devices to in-market locations	28:1	28:1		28:1		27:1
(1) This number primarily represents devices which principally dispense product and produce product revenues, and excludes slightly more than 15,000 devices that are part of our locker lease program where the devices are principally used for the check-in/check-out of equipment.
During the last twelve months, we reduced our absolute employee headcount by 1,390 people in our in-market locations and 1,565 people in total. The reduction in our absolute employee headcount in our in-market and distribution center locations reflects efforts to control expenses in response to weaker demand that has resulted from actions on the part of local governments and our core manufacturing and construction customers to address COVID-19 related risks. The decrease in our total absolute employee count is mostly from personnel reductions in our in-market locations, distribution centers, and manufacturing operations, and was only partly offset by additions in non-branch selling and support roles. The latter reflects the addition of certain employees from our acquisition of Apex as well as roles to support customer acquisition and implementation, particularly as it relates to our growth drivers and to support general corporate functions. The relatively greater declines we experienced in our FTE headcount versus our absolute employee headcount reflects the sharp curtailment of hours worked by part-time employees, which declined 23.2% in the second quarter of 2020 versus the second quarter of 2019, relative to our headcount reductions of part-time (down 14.5%) and full-time (down 3.8%) employees.
We opened four branches in the second quarter of 2020 and closed 35 branches, net of conversions. We activated 55 Onsite locations in the second quarter of 2020 and closed 22, net of conversions. The number of closings reflects both normal churn in our business, whether due to exiting customer relationships, the shutting or relocation of a customer facility, or a customer decision, as well as our ongoing review of underperforming locations. Our in-market network forms the foundation of our business strategy, and we will continue to open or close locations as is deemed necessary to sustain and improve our network, support our growth drivers, and manage our operating expenses.
Results of Operations

The following sets forth condensed consolidated statement of earnings information (as a percentage of net sales) for the periods ended June 30:

	Six-month Period		Three-month Period
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	45.5%	47.3%	44.5%	46.9%
Operating and administrative expenses	25.1%	27.3%	23.5%	26.8%
(Gain) loss on sale of property and equipment	0.0%	0.0%	0.0%	0.0%
Operating income	20.4%	20.0%	20.9%	20.1%
Net interest expense	-0.2%	-0.3%	-0.2%	-0.3%
Earnings before income taxes	20.3%	19.8%	20.8%	19.8%

Note – Amounts may not foot due to rounding difference.
Net Sales
The table below sets forth net sales and daily sales for the periods ended June 30, and changes in such sales from the prior period to the more recent period:

	Six-month Period		Three-month Period
	2020	2019	2020	2019
Net sales	$2,876.0	2,677.7	$1,509.0	1,368.4
Percentage change	7.4%	9.1%	10.3%	7.9%
Business days	128	127	64	64
Daily sales	$22.5	21.1	$23.6	21.4
Percentage change	6.6%	10.0%	10.3%	7.9%
Daily sales impact of currency fluctuations	-0.3%	-0.5%	-0.4%	-0.4%
Daily sales impact of acquisitions	0.0%	0.1%	0.0%	0.1%

Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
In the first six months of 2020 our net sales of $2,876.0 increased $198.3, or 7.4%. Adjusted for an extra selling day in the first quarter of 2020, our daily sales rate increased 6.6%. We believe this increase is entirely due to "surge"-like orders of personal protective equipment ('PPE') and sanitation products to global governments and businesses as they addressed issues related to the COVID-19 pandemic.
In January and February of 2020, underlying business conditions were sluggish. The Purchasing Managers Index ('PMI'), published by the Institute for Supply Chain Management, averaged 50.5 during this period, just barely above a reading of 50 that is indicative of growing demand. However, we were able to grow our daily sales by 4.1% over this period, due largely to unit sales from our vending and Onsite growth initiatives and, to a lesser extent, product pricing as a result of pricing actions taken in mid-2019. These conditions carried into the first part of March. Conditions began to change in the second half of March, however, as global governments and businesses began to respond more aggressively to the COVID-19 pandemic, resulting in weaker business activity. This response came in two forms. First, underlying business conditions turned sharply negative as stay-at-home orders in many of the geographic markets in which we operate caused businesses to close or operate at significantly reduced levels. This was captured by the PMI, which averaged 45.7 from April to June, with readings below 50 being indicative of declining demand. During this period of time, sales through our branches to our traditional manufacturing, construction, and walk-in customers fell, more than offsetting the unit gains we had experienced in January, February, and early March. We did experience some improvement in business conditions through the quarter, however, which is best illustrated by our daily sales rate trend of fasteners, which is our most cyclical product category and which was unaffected by surge activity. In April 2020, fastener daily sales were down 22.5%. In May, the rate of decline moderated to down 15.3% and in June, it moderated again to down 11.4%. However, the activity levels experienced in June remain below those that existed in the first quarter of 2020. Second, we saw a surge in PPE and sanitation orders as governments, front line responders, and critical infrastructure customers sought to protect their employees as they worked to mitigate the effects of the pandemic. This resulted in a meaningful increase in our sales of PPE and sanitation products that began late in March, peaked in April and May, and was still meaningful in June. It is difficult to know precisely what our surge sales through this period were. However, we estimate that excluding these sales our net and daily sales in the first six months of 2020 would have each declined between 5% and 8%.
Product pricing was a stable, albeit minor, contributor throughout the period. We estimate pricing contributed 30 to 80 basis points to growth in the first six months and second quarter of 2020, and 70 to 120 basis points in the first six months and second quarter of 2019.
Pandemic-related events also produced significant shifts in the mix of our business through the first six months of 2020. From a product standpoint, fastener daily sales declined 9.6% in the first six months of 2020 from the first six months of 2019 and accounted for 29.3% of total sales, down from 34.7% of sales in the prior year. Fasteners tend to be our highest margin product line. In contrast, safety daily sales, which includes PPE, grew 68.4% in the first six months of 2020 from the first six months of 2019 and accounted for 27.3% of total sales, up from 17.4% of sales in the prior year. Daily sales of other products, which includes sanitizer, declined 3.0% in the first six months of 2020 from the first six months of 2019 and accounted for 43.4% of total sales, down from 47.9% of sales in the prior year. Safety and other products tend to have gross margins below our company average.
From a customer standpoint, daily sales of our manufacturing customers declined 3.2% in the first six months of 2020 from the first six months of 2019. Daily sales of our non-residential construction customers declined 5.4% in the first six months of 2020 from the first six months of 2019. These reflected the challenging underlying business environment through the period. In contrast, sales to government customers, which includes health care providers, increased 144.3% and was 8.4% of our sales mix in the first six months of 2020, up from 3.7% of sales in the first six months of 2019.
Pandemic-related events also reduced activity around our growth drivers, as customers shifted their energies to managing short term disruption rather than long-term strategic planning. For instance:

•
We signed 8,281 industrial vending devices during the first six months of 2020 and 3,483 industrial vending devices during the second quarter of 2020. On a business day basis, we signed 75 in the first quarter of 2020 and 54 in the second quarter of 2020, including 69 in June. Our installed device count on June 30, 2020 was 92,615, an increase of 7.9% over June 30, 2019. Daily sales through our vending devices declined at a low single-digit pace in the first six months of 2020 and declined at a low double-digit pace in the second quarter of 2020 as lower revenue per machine more than offset the increase in the installed base. These device counts do not include slightly more than 15,000 vending devices deployed as part of a lease locker program.

•
We signed 125 new Onsite locations during the first six months of 2020. This included 85 signings in the first quarter of 2020 and 40 in the second quarter of 2020, including 20 in June. We had 1,212 active sites on June 30, 2020, which represented an increase of 18.1% from June 30, 2019. Daily sales through our Onsite locations, excluding sales transferred from branches to new Onsites, declined at a low single-digit pace in the first six months of 2020 and declined at a high single-digit pace in the second quarter of 2020. Weaker activity, including the closure of many locations from March through May, resulted in weaker sales at more mature sites which more than offset the contribution of newer active locations.

We removed our guidance for 2020 signings of vending devices and Onsite locations in April due to the uncertainty of the business environment. Signings for both of our growth drivers were significantly below pre-pandemic expecations in April, but improved in May and again in June. However, they have not returned to the level we projected pre-pandemic, and while we expect that to happen, the timing is still uncertain. As a result, we are not reestablishing signings guidance at this time.
In the second quarter of 2020, our net sales of $1,509.0 increased $140.6, or 10.3%. We believe this increase is entirely due to "surge"-like orders of PPE to global governments and businesses as they addressed issues related to the COVID-19 pandemic, which we described in detail in the paragraphs above. We estimate that excluding these sales our net sales in the second quarter of 2020 would have declined between 14% and 17%.

Sales by Product Line
The approximate mix of sales from fasteners, safety supplies, and all other product lines was as follows for the periods ended June 30:

	Six-month Period		Three-month Period
	2020	2019	2020	2019
Fasteners	29.3%	34.7%	26.0%	34.5%
Safety supplies	27.3%	17.4%	34.0%	17.5%
Other product lines	43.4%	47.9%	40.0%	48.0%
	100.0%	100.0%	100.0%	100.0%
Gross Profit
In the first six months of 2020, our gross profit, as a percentage of net sales, declined to 45.5%, or 180 basis points from 47.3% in the first six months of 2019. We believe the decline in gross profit during this period is primarily due to three items. (1) From the first six months of 2019 to the first six months of 2020, our daily sales of fastener products decreased 9.6% while our daily sales of non-fastener products grew 16.0%. Fasteners are our highest gross profit margin product line due to the high transaction cost surrounding the sourcing and supply of the product for our customers, and relative weakness from this line can push our gross profit margin lower. This dynamic was present throughout the second quarter of 2020, but was partly offset by favorable customer mix due to the relative weakness of our lower-margin Onsite business. (2) Our product margins for safety and, to a lesser degree, other products declined. We believe this is mostly due to our purchasing large volumes of pandemic-related products, such as PPE and sanitizer, from non-traditional sources and non-optimized supply chains. This was a by-product of the conscious decision by the organization to prioritize speed of product availability over profit maximization so as to promote a faster social and economic recovery. (3) Organizational factors. We were not able to leverage near- and intermediate-term fixed costs, such as our manufacturing operations and captive fleet, as well as period costs flowing through our operation due to slower growth in the period. Rebates also represented a drag to gross profit in the period. These factors were only slightly offset by lower fuel costs and fleet expense management efforts.
In the second quarter of 2020, our gross profit, as a percentage of net sales, declined to 44.5% or 240 basis points from 46.9% in the second quarter of 2019. The decline is primarily attributable to the same factors that influenced the first six months, as described in preceding paragraph.
Operating and Administrative Expenses
Our operating and administrative expenses (including the (gain) loss on sales of property and equipment), as a percentage of net sales, improved to 25.1% in the first six months of 2020 compared to 27.3% in the first six months of 2019, and improved to 23.6% in the second quarter of 2020 compared to 26.8% in the second quarter of 2019. We achieved leverage in both periods by generating relatively lower growth in employee-related, occupancy-related, and all other operating and administrative costs than we experienced in sales.
The growth or contraction in employee-related, occupancy-related, and all other operating and administrative expenses (including the (gain) loss on sales of property and equipment) compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Six-month Period	Three-month Period
		2020	2020
Employee-related expenses	65% to 70%	-1.9%	-3.9%
Occupancy-related expenses	15% to 20%	0.5%	-0.9%
All other operating and administrative expenses	10% to 15%	0.2%	-0.4%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes. In the first six months of 2020, our employee-related expenses decreased when compared to the first six months of 2019 as a result of slightly lower average FTE during the period, reduced incentive pay due mostly to slower sales and earnings growth especially in the first quarter of 2020, and reduced spending on the Fastenal School of Business as pandemic-related policies eliminated in-person training programs. In the second quarter of 2020, our employee-related expenses decreased when compared to the second quarter of 2019, as a result primarily of lower average FTE during the period, which was partially offset by an increase in employer profit sharing expense.

The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior periods:

			Change Since:		Change Since:		Change Since:
	Q2	Q1	Q1	Q4	Q4	Q2	Q2
	2020	2020	2020	2019	2019	2019	2019
In-market locations	11,310	12,334	-8.3%	12,236	-7.6%	12,903	-12.3%
Total selling (includes in-market locations)	13,186	14,200	-7.1%	14,060	-6.2%	14,687	-10.2%
Distribution	2,615	2,992	-12.6%	2,895	-9.7%	2,954	-11.5%
Manufacturing	625	675	-7.4%	674	-7.3%	704	-11.2%
Administrative	1,388	1,368	1.5%	1,339	3.7%	1,315	5.6%
Total	17,814	19,235	-7.4%	18,968	-6.1%	19,660	-9.4%
Occupancy-related expenses include: (1) building rent, depreciation, and utility costs, (2) equipment related to our branches and distribution locations, and (3) industrial vending equipment (we view vending equipment, excluding leased locker equipment, to be an extension of our in-market operations and classify the depreciation and repair costs as occupancy expense). In the first six months of 2020, our occupancy-related expenses increased when compared to the first six months of 2019, primarily related to increases in equipment costs stemming from our distribution locations following investments in capacity in 2019. In the second quarter of 2020, our occupancy-related costs decreased slightly. The major components of our occupancy expense - our distribution centers, branches, and vending device costs - all had individually very small changes that collectively produced the slight decline in occupancy expenses during the quarter.
All other operating and administrative expenses include: (1) selling-related transportation, (2) information technology expenses, (3) net event costs, (4) general corporate expenses, including legal expenses, general insurance expenses, and travel and marketing expenses, and (5) gains or losses on sales of property and equipment. Combined, all other operating and administrative expenses increased slightly in the first six months of 2020 when compared to the first six months of 2019. An increase in spending for information technology, higher net event costs, and reduced gains from asset disposals was only partly offset by reduced costs resulting from lower fuel expenses in our non-selling transportation operation, lower general corporate expenses, such as reduced travel, and generally tight cost control. Combined, all other operating and administrative expenses declined in the second quarter of 2020 when compared to the second quarter of 2019. Lower costs for selling-related transportation due to lower fuel prices and lower expenses due to minimal travel and tight cost control more than offset higher spending on information technology and losses from asset sales.
Net Interest Expense
Our net interest expense was $4.4 in the first six months of 2020 and $2.4 in the second quarter of 2020, compared to $7.5 in the first six months of 2019 and $3.6 in the second quarter of 2019. The decrease over the six-month period was caused by lower average interest rates and a lower average debt balance during the period, while the decrease over the three-month period was driven by lower average interest rates, only partly offset by a higher average debt level through the period.
Income Taxes
We recorded income tax expense of $141.4 in the first six months of 2020, or 24.3% of earnings before income taxes, and $74.8 in the second quarter of 2020, or 23.8% of earnings before income taxes. We recorded income tax expense of $130.2 in the first six months of 2019, or 24.6% of earnings before income taxes, and $66.8 in the second quarter of 2019, or 24.6% of earnings before income taxes. We continue to believe our ongoing tax rate, absent any discrete tax items, will be in the 24.5% to 25.0% range.
Net Earnings
Our net earnings during the first six months of 2020 were $441.5, an increase of 10.7% when compared to the first six months of 2019. Our net earnings during the second quarter of 2020 were $238.9, an increase of 16.7% when compared to the second quarter of 2019.
Our diluted net earnings per share during the first six months of 2020 were $0.77, an increase of 10.5% when compared to the first six months of 2019. Our diluted net earnings per share during the second quarter of 2019 were $0.42, an increase of 16.7% when compared to the second quarter of 2019.

Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended June 30:

	Six-month Period
	2020	2019
Net cash provided by operating activities	$491.8	333.0
Percentage of net earnings	111.4%	83.5%
Net cash used in investing activities	$208.7	119.6
Percentage of net earnings	47.3%	30.0%
Net cash used in financing activities	$252.5	206.0
Percentage of net earnings	57.2%	51.7%
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased in the first six months of 2020 relative to the first six months of 2019. The most significant factor in this increase was the deferral of $111.5 of income and payroll tax as allowed under the CARES Act, which was signed into law in March 2020 to help businesses navigate COVID-related challenges. Of the $111.5, approximately $103.9 will be paid in the third quarter of 2020 with the remainder being paid in the third quarter of 2021. Most of the remainder of the increase in net cash provided by operating activities is due to higher net income.
The dollar and percentage change in accounts receivable, net, inventories, and accounts payable from June 30, 2019 to June 30, 2020 were as follows:

	June 30		Twelve-month Dollar Change	Twelve-month Percentage Change
	2020	2019	2020	2020
Accounts receivable, net	$881.5	819.8	$61.7	7.5%
Inventories	1,401.5	1,345.7	55.8	4.1%
Trade working capital	$2,283.0	2,165.6	$117.4	5.4%

Accounts payable	$194.1	203.8	$(9.7)	-4.8%

Trade working capital, net	$2,088.9	1,961.8	$127.1	6.5%

Net sales in last two months	$1,017.6	907.7	$109.9	12.1%
Note - Amounts may not foot due to rounding difference.
The growth in our net accounts receivable from June 30, 2019 to June 30, 2020 reflects the growth in our sales.
The increase in inventory from June 30, 2019 to June 30, 2020 was primarily due to our increasing inventory of PPE products in anticipation of greater need as the economy re-opened as well as to support the increase in our number of installed vending devices and active Onsite locations. We also did not experience the inventory burn we might have expected given current economic weakness due to the large number of customers that were either closed or operating at very low levels of utilization for part of the second quarter of 2020. This was particularly evident in our fastener products.
The decrease in accounts payable from June 30, 2019 to June 30, 2020 was primarily due to the effect of lower customer demand on our purchasing activity, as a significant proportion of the PPE and sanitizer surge volumes in the period that drove our sales increase required immediate payment, and so did not produce trade payables on our balance sheet.
Net Cash Used in Investing Activities
Net cash used in investing activities increased from the first six months of 2019 to the first six months of 2020. This was due to the acquisition of certain assets of Apex Industrial Technologies LLC during the first quarter of 2020. This was slightly offset by lower net capital expenditures.
Our capital spending will typically fall into five categories: (1) the addition of manufacturing and warehouse property and equipment, (2) the purchase of industrial vending technology, (3) the purchase of software and hardware for our information processing systems, (4) the addition of fleet vehicles, and (5) the purchase of signage, shelving, and other fixed assets related to branch and Onsite locations. Proceeds from the sales of property and equipment, typically for the planned disposition of pick-up trucks as well as distribution vehicles and trailers in the normal course of business, are netted against these purchases and additions. During the first six months of 2020, our net capital expenditures were $84.9, which is a decrease of 29.0% from the first six months of 2019. Of the factors described above, lower spending to develop and expand certain distribution center assets and, to a lesser degree, reduced fleet vehicle investment primarily explains the decline in our net capital expenditures in the first six months of 2020.
Cash requirements for capital expenditures were satisfied from cash generated from operations, available cash and cash equivalents, our borrowing capacity, and the proceeds of disposals. Our expectations for net capital spending in 2020 is unchanged in a range of $155.0 to $180.0, a decrease from $239.8 in 2019. This decline reflects anticipated reductions in projects that would develop and expand certain distribution center assets, reduced fleet vehicle investment, and lower vending spend due to a reduction in expected signings and, to a lesser degree, the impact on the cost of our vending equipment following the Apex asset purchase.
Net Cash Used in Financing Activities
Net cash used in financing activities in the first six months of 2020 consisted of payments of dividends and purchases of our common stock, which were partially offset by net proceeds from debt obligations and from the exercise of stock options. Net cash used in financing activities in the first six months of 2019 consisted of payments of dividends, which were partially offset by proceeds from the exercise of stock options. During the first six months of 2020, we purchased 1,600,000 shares of our common stock at an average price of approximately $32.54 per share. During the first six months of 2019, we did not purchase any shares of our common stock. We currently have authority to purchase up to 3,200,000 additional shares of our common stock. An overview of our dividends paid or declared in 2020 and 2019 is contained in Note 4 of the Notes to Condensed Consolidated Financial Statements.
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
Certain Risks and Uncertainties – Certain statements contained in this document do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, our strategies, goals, mission and vision, and our expectations related to future capital expenditures, future tax rates, future inventory levels, Onsite and industrial vending signings, and the impact of price increases and surge sales on overall sales growth or margin performance. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the impact of the COVID-19 pandemic, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, failure to accurately predict the market potential of our business strategies or the impact of surge sales on our overall net sales, the introduction or expansion of new business strategies, weak acceptance or adoption of our vending or Onsite business models, increased competition in industrial vending or Onsite, difficulty in maintaining installation quality as our industrial vending business expands, the leasing to customers of a significant number of additional industrial vending devices, the failure to meet our goals and expectations regarding branch openings, branch closings, or expansion of our industrial vending or Onsite operations, changes in the implementation objectives of our business strategies, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law or the impact of any such changes on future tax rates, changes in tariffs or the impact of any such changes on our financial results, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, difficulties measuring the contribution of price increases on sales growth, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to certain market risks from changes in foreign currency exchange rates, commodity steel pricing, commodity energy prices, and interest rates. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments, our operations in countries other than the U.S., and earnings denominated in foreign currencies. Historically, our primary exchange rate exposure has been with the Canadian dollar against the United States dollar. We have not historically hedged our foreign currency risk given that exposure to date has not been material. In the first six months of 2020, changes in foreign currency exchange rates reduced our reported net sales by $8.6 with the estimated effect on our net earnings being immaterial.
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners and related hardware. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers. Through the first six months of 2020, the price of commodity steel as reflected in many market indexes has declined. Our estimated net earnings exposure for these changes was not material in the six months of 2020.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity. Rising costs for these commodities can produce higher fuel costs for our hub and field-based vehicles and utility costs for our in-market locations, distribution centers, and manufacturing facilities. Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. We believe that over time these risks are mitigated in part by our ability to pass freight and product costs to our customers, the efficiency of our trucking distribution network, and the ability, over time, to manage our occupancy costs related to the heating and cooling of our facilities through better efficiency. Our estimated net earnings exposure for commodity energy prices was not material in the first six months of 2020.
Interest rates - Loans under our Credit Facility bear interest at floating rates tied to LIBOR (or, if LIBOR is no longer available, at a replacement rate to be determined by the administrative agent for the Credit Facility and consented to by us). As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase in LIBOR in the first six months of 2020 would have resulted in approximately $1.3 of additional interest expense. A description of our Credit Facility is contained in Note 7 of the Notes to Condensed Consolidated Financial Statements.
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
Industry and General Economic Risks
The COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our operations and business. The present coronavirus (or COVID-19) pandemic began to impact our operations late in the first quarter of 2020 and is likely to continue to affect our business, including as government authorities impose or reimpose mandatory closures, work-from-home orders and social distancing protocols, and seek voluntary facility closures or impose other restrictions. These actions could materially adversely affect our ability to adequately staff and maintain our operations, impair our ability to sustain sufficient financial liquidity, and impact our financial results. The COVID-19 pandemic has had some favorable impacts on our results through the second quarter of 2020. However, as supply chains adapt to the environment, it is not certain that those favorable impacts would recur in the future to offset any resumption of public access restrictions we might impose on our branches or reductions in capacity by our customers, including facility closures. COVID-19 has also produced significant shifts in the mix of our business resulting from a decrease in sales of our fasteners and increases in sales through our safety business, which, if these dynamics persist, would result in lower gross margins until the impacts of COVID-19 starts to moderate. As we cannot predict the duration or scope of the COVID-19 pandemic, the net financial impact to our operating results cannot be reasonably estimated, but could be material and last for an extended period of time.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the second quarter of 2020:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2020	0	$0.00	0	3,200,000
May 1-31, 2020	0	$0.00	0	3,200,000
June 1-30, 2020	0	$0.00	0	3,200,000
Total	0	$0.00	0	3,200,000

(1)
On July 11, 2017, our board of directors established a new authorization for us to repurchase up to 10,000,000 shares of our common stock. This repurchase program has no expiration date. As of June 30, 2020, we had remaining authority to repurchase 3,200,000 shares under this authorization.

ITEM 6 — EXHIBITS
INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 8-K dated as of April 22, 2019 (file no. 000-16125))

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company's Form 8-K dated as of January 17, 2019 (file no. 000-16125))

4.1	Fastenal Company 2.66% Series D Senior Note Due May 15, 2025

4.2	Fastenal Company 2.72% Series E Senior Note Due May 15, 2027

4.3	Fastenal Company 1.69% Series F Senior Note Due June 24, 2023

4.4	Fastenal Company 2.13% Series G Senior Note Due June 24, 2026

4.5	Fastenal Company 2.50% Series H Senior Note Due June 24, 2030

10.1
Consent, Waiver and Agreement to Master Note Agreement dated as of June 10, 2020 by and among Fastenal Company, Fastenal Company Purchasing, and Fastenal IP Company, on the one hand, and Metropolitan Life Insurance Company, MetLife Investment Management, LLC, NYL Investors LLC, PGIM, Inc. and each holder of Notes that are signatory thereto, on the other hand.

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: July 17, 2020	By:	/s/ Holden Lewis
Holden Lewis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 17, 2020	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Controller, Chief Accounting Officer, and
Treasurer (Duly Authorized Officer and Principal Accounting Officer)