Form 10-K
period 2020-12-31
FASTENAL CO
filed 2021-02-08
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________
FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was $24,488,427,338, based on the closing price of the registrant's Common Stock on that date. For purposes of determining this number, all executive officers and directors of the registrant as of June 30, 2020 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of January 22, 2021, the registrant had 574,317,276 shares of Common Stock issued and outstanding.

FASTENAL COMPANY
ANNUAL REPORT ON FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the annual meeting of shareholders to be held Saturday, April 24, 2021 ('Proxy Statement') are incorporated by reference in Part III. Portions of our 2020 Annual Report to Shareholders are incorporated by reference in Part II.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K, or in other reports of the company and other written and oral statements made from time to time by the company, do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, our strategies, goals, mission and vision, and our expectations about capital expenditures, tax rates, inventory levels, in-market locations and signings of Onsite locations and new machine equivalent units (including industrial vending and FAST Bin technologies), digital and other product offerings, national accounts as a percentage of overall sales, the advantages of our integrated physical and virtual model, and the sustainability of our growth in the safety product market that we experienced during the COVID-19 pandemic. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns (including economic downturns as a result of global pandemics, including the ongoing COVID-19 pandemic), weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in trade policies or tariffs, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, increased competition in industrial vending or Onsite, difficulty in maintaining installation quality as our industrial vending business expands, the leasing to customers of a significant number of additional industrial vending devices, the failure to meet our goals and expectations regarding branch openings, branch closings, or expansion of our industrial vending or Onsite operations, changes in the implementation objectives of our business strategies, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law or the impact of discrete items on future tax rates, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, difficulty in obtaining continued business from new safety product customers, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, and other risks and uncertainties detailed in this Form 10-K under the heading 'Item 1A. Risk Factors'. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

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

PART I

ITEM 1.BUSINESS
Note – Information in this section is as of year end unless otherwise noted. The year end is December 31, 2020 unless additional years are included or noted.
Overview
Fastenal Company (together with our subsidiaries, hereinafter referred to as 'Fastenal' or the company or by terms such as we, our, or us) began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. We opened our first branch in 1967 in Winona, Minnesota, a city with a population today of approximately 27,000. We began with a marketing strategy of supplying threaded fasteners to customers in small, medium-sized, and, in subsequent years, large cities. Over time, that mandate has expanded to a broader range of industrial and construction supplies spanning more than nine major product lines (described later in this document). The large majority of our transactions are business-to-business, though we also have some walk-in retail business. At the end of 2020, we had 3,268 in-market locations (defined in the table below) in 25 countries supported by 15 distribution centers in North America (12 in the United States, two in Canada, and one in Mexico), and one in Europe, and we employed 20,365 people. We believe our success can be attributed to the high quality of our employees and their convenient proximity to our customers, and our ability to offer customers a full range of products and services to reduce their total cost of procurement.
Our Channels to Market
We engage our customers primarily through branch and Onsite locations. Branches and Onsites exist very close to our customers, usually within miles in the case of the former and most often within our customers' physical locations in the case of the latter, and together constitute our ‘in-market’ network. Many of our customers engage with us through e-commerce, but most of our sales through this channel are with customers that use e-commerce to supplement our service through our other channels.
The following table shows our consolidated net sales for each of the last ten fiscal years; the number of branch, Onsite, and total in-market locations at the end of each of the last ten fiscal years; their respective sales, as well as the average monthly sales per location that were generated from our branch and Onsite locations; and our revenue generated from non-traditional sources:

	2020	2019	2018	2017	2016	2015	2014	2013	2012	2011
Net sales	$5,647.3	5,333.7	4,965.1	4,390.5	3,962.0	3,869.2	3,733.5	3,326.1	3,133.6	2,766.9
Public branches	2,003	2,114	2,227	2,383	2,503	2,622	2,637	2,687	2,652	2,585
Branch revenue(1)	$3,587.1	3,660.1	3,625.8	3,399.6	3,198.1	3,281.8	3,225.3
Average sales per branch location(2)	$145.2	140.5	131.1	116.0	104.0	104.0	101.0
Onsite locations(3)	1,265	1,114	894	605	401	264	214
Onsite revenue(1)	$1,485.6	1,391.7	1,081.7	770.2	569.2	454.3	387.7
Average sales per Onsite location(2)	$104.1	115.5	120.3	127.6	142.7	158.4	157.6
Other revenue(4)	$574.6	281.9	257.6	220.7	194.7	133.1	120.5
Total in-market locations(5)	3,268	3,228	3,121	2,988	2,904	2,886	2,851	2,687	2,652	2,585
(1) Revenues attributable to our traditional and international branch locations, and our Onsite locations, respectively.
(2) Average sales per month considers the average active base of branches and Onsites, respectively, in the given year, factoring in the beginning and ending location count, divided by total revenues attributable to our branch and Onsite locations, further divided by twelve months, respectively. This information is presented in thousands.
(3) Onsite information prior to 2014 is intentionally omitted. While such locations have existed since 1992, we did not specifically track their number until we identified our Onsite program as a growth driver in 2014.
(4) This portion of revenue is generated outside of our traditional in-market location presence, examples of which include our custom in-house manufacturing, revenues arising from our leased locker arrangements, and other non-traditional sources of revenue.
(5) 'In-market locations' is defined as the sum of the total number of public branches and the total number of Onsite locations.
This structure has evolved over time as a result of one of Fastenal's guiding principles since inception: that we can improve our service by getting closer to the customer. Through much of our history, this was achieved by opening branches, and more recently, through new Onsite locations. Today we believe there are few companies that offer our North American in-market location coverage. In 2020, roughly 54% of our sales and 52% of our in-market locations were in major Metropolitan Statistical

Areas (MSAs); (populations in the United States and Canada greater than 500,000 people), while 20% of our sales and 18% of our in-market locations were in small MSAs (populations under 500,000 people), and 26% of our sales and 30% of our in-market locations were not in an MSA. In our view, this has proven to be an efficient means of providing customers with a broad range of products and services on a timely basis. Maintaining operations that are physically proximate to our customers' operations have represented, and continue to represent, the foundation of our service approach.
We have two primary versions of our branch locations:
1.) A 'traditional branch' typically services a wide variety of customers, including our larger national and regional accounts as well as retail customers. Locations are selected primarily based on their proximity to our distribution network, population statistics, and employment data for manufacturing and non-residential construction companies. We stock all branches with inventory drawn from all of our product lines, and over time, where appropriate, our district and branch personnel may tailor the inventory offering to the needs of the local customer base. Since Fastenal's founding and through 2013, traditional branch openings were a primary growth driver for the company, and we experienced net openings each year over that time span. However, new growth drivers, business models, and business tools (Onsite, vending, digital solutions) have emerged and diminished the direct role of traditional branch openings in our growth. Traditional branches were entirely U.S.-based until 1994, when we opened our first location in Canada. At the end of 2020, we had 1,868 traditional branches in the United States and Canada, and they represented 58.6% of total sales.
Traditional branches are also differentiated by their operating styles. Certain locations are Customer Service Branches (CSBs), which tend to feature a showroom, regular hours during which it is open to the public, and our standard stocking model of products designed for contractors. CSBs are similar in function to a hardware store and they often conduct some business with non-account or retail-like customers. However, this customer set typically represents less than 10% of sales at this type of location. Other locations operate as Customer Fulfillment Centers (CFCs), which tend to feature a limited showroom, reduced hours of access to the public, greater usage of will-call, and stock customer-specific inventory. These tend to appear and function more like an industrial supply house and stocking location and tend not to have transactions with non-account or retail-like customers unless it is a will call arrangement related to an online transaction. The choice of operating style is made by local leadership and is based on local market considerations.
2.) An 'international branch' is the format we typically deploy outside the United States and Canada. We first expanded outside of the United States and Canada when we opened a branch in Mexico in 2001. Since then, we have continued to expand our global footprint and at the end of 2020, we operated in 23 countries outside of the United States and Canada. Mexico is the largest of these, and we also operate in Europe, Asia, and Central and South America. Our go-to-market strategy in countries outside of the United States and Canada focuses primarily on servicing large, national account customers disproportionately concentrated in manufacturing. From a product perspective, these customers are more heavily oriented toward planned fastener spend, though non-fastener MRO spend is becoming more common in these markets. Despite strong growth in our international business in recent years, we are not as well recognized in many of our locations outside of the U.S. and Canada as we are in the U.S. and Canada. However, our ability to provide a consistent service model, including vending, bin stocks, and Onsites, on a global basis is attractive to our foreign customer base, much of which are the foreign operations of North American-based companies. At the end of 2020, we had 135 international branches operating outside the U.S. and Canada, and they represented 4.9% of total sales.
Traditional and international branches sell to multiple customers. We will continue to open traditional branches as the company sees fit. However, in each year since 2013, the company has experienced a net decline in its total branch count including net declines of 111 branches in 2020, 113 branches in 2019, and 156 branches in 2018. Our total decline since 2013 is 684 branches.
Onsite locations may influence the trend in our traditional branch count over time, but are not the primary reason for our traditional branch closings. The Onsite concept is not new, in that we entered into the first such arrangement in 1992. However, it was largely a local option that grew slowly before we identified it as a growth driver in 2014. We have made substantial investments toward accelerating its traction in the marketplace since 2015. In this model, we provide dedicated sales and service to a single customer from a location that is physically within the customers' facility (or, in some cases, at a strategically placed off-site location), with inventory that is specific to the customers' needs. In many cases, we are shifting revenue with the customer from an existing branch location, though we are beginning to see more new customer opportunities arise as a result of our Onsite capabilities. The model is best suited to larger companies, though we believe we can provide a higher degree of service at a lower level of revenue than most of our competitors. It has been our experience that sales mix at our Onsite locations produces a lower gross profit percentage than at our branch locations, but we gain revenue with the customer and our cost to serve is lower. We have identified over 15,000 manufacturing and construction customer locations in the United States with potential to implement the Onsite service model. These include customers with which we have an existing national account relationship today, as well as potential customers we are aware of due to our local market presence. However, as awareness of our capabilities has grown, we have identified additional Onsite potential with certain agencies of state, provincial and local government customers and academia. We also believe as we follow our existing national account customers outside the United States our market potential for Onsite solutions will continue to expand. The international opportunity is substantial, but our speed is limited by the relatively underdeveloped infrastructure in comparison to the United States. We expect revenues from Onsite arrangements to increase meaningfully over time. We experienced net increases of 151, 220, and 289 Onsite locations in

2020, 2019, and 2018, respectively, and signed 223, 362, and 336 new Onsite locations in 2020, 2019, and 2018, respectively. We had 1,265 Onsite locations as of December 31, 2020, and they represented 26.3% of total sales. We believe the marketplace can support 375 to 400 new Onsite signings annually, and our goal in 2021 is to sign that many locations. However, we recognize that achieving the goal will be challenging, as the continued prevalence of COVID-19 infections has made gaining access to customer facilities and decision-makers difficult.
We believe the profitability of our in-market locations is affected by the average revenue produced by each site. In any in-market location, certain costs related to growth are at least partly variable, such as employee-related expenses, while others, like rent and utility costs, tend to be fixed. As a result, it has been shown that as an in-market location increases its sales base over time it typically will achieve a higher operating profit margin. This ability to increase our operating profit margin is influenced by: (1) general growth based on end market expansion and/or market share gains, (2) the age of the in-market location (new locations tend to be less profitable due to start-up costs and, in the case of a traditional branch, the time necessary to generate a customer base), and/or (3) rationalization actions, as in the past several years we have seen a net decline in our traditional branch base. There are many reasons why local or regional management might decide to close a location. Key customers may have migrated to a different part of the market, factories may have closed, our own supply chain capabilities in a market may have evolved to allow us to service some areas with fewer traditional branches, and/or our customers may have transitioned to our Onsite model. An Onsite may also close because local or regional management determines that the business at the location is unlikely to scale sufficiently to justify our being on premise, in which case the relationship often reverts to being managed in a local traditional branch. The paths to higher operating profit margins are slightly different in a traditional branch versus an Onsite location, as the former will tend to have more fixed costs to leverage while the latter will tend to have a smaller fixed cost burden but have greater leverage of its employee-related expenses. In the short term, the Onsite program can hurt the profitability of our existing branch network as it can pull established revenue away from an existing branch even as its fixed expenses are largely unchanged.
The following table provides a summary of the public branches and Onsite locations we operated at the end of each year, as well as the openings, closings, and conversions during each year:

	North America				Outside North America
	United States	Canada	Mexico & Caribbean (1)	Subtotal	Central & South America (2)	Asia (3)	Europe (4)	Subtotal	Total
In-Market Locations - 12/31/18	2,656	246	133	3,035	14	23	49	86	3,121
Starting Branches	1,924	186	60	2,170	6	14	37	57	2,227
Opened Branches	1	1	5	7	—	1	4	5	12
Closed/Converted Branches (5)	(119)	(4)	(1)	(124)	—	(1)	—	(1)	(125)
Ending Branches	1,806	183	64	2,053	6	14	41	61	2,114

Starting Onsites	732	60	73	865	8	9	12	29	894
Opened Onsites	271	18	16	305	2	1	4	7	312
Closed/Converted Onsites (5)	(78)	(7)	(7)	(92)	(1)	1	—	—	(92)
Ending Onsites	925	71	82	1,078	9	11	16	36	1,114

In-Market Locations - 12/31/19	2,731	254	146	3,131	15	25	57	97	3,228
Starting Branches	1,806	183	64	2,053	6	14	41	61	2,114
Opened Branches	—	—	3	3	—	5	4	9	12
Closed/Converted Branches (5)	(117)	(4)	(1)	(122)	(1)	—	—	(1)	(123)
Ending Branches	1,689	179	66	1,934	5	19	45	69	2,003

Starting Onsites	925	71	82	1,078	9	11	16	36	1,114
Opened Onsites	211	16	18	245	6	1	5	12	257
Closed/Converted Onsites (5)	(92)	(6)	(7)	(105)	—	—	(1)	(1)	(106)
Ending Onsites	1,044	81	93	1,218	15	12	20	47	1,265

In-Market Locations - 12/31/20	2,733	260	159	3,152	20	31	65	116	3,268
(1) Mexico, Puerto Rico, and Dominican Republic
(2) Panama, Brazil, Colombia, and Chile
(3) Singapore, China, Malaysia, and Thailand

(4) The Netherlands, Hungary, United Kingdom, Germany, Czech Republic, Italy, Romania, Sweden, Poland, Austria, Switzerland, Ireland, Spain, France, and Belgium
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
Our Business Tools
Fastenal Managed Inventory (FMI)
Over time, we have invested in and developed various technologies that allow us to put physical product closer to the point of use in a customer location, increase the visibility of a customer's supply chain (to the customer as well our personnel), and/or improve the ability to monitor or control usage. While there are isolated exceptions, these technologies are not themselves channels to the market but rather are utilized by our branch and Onsite channels to enhance service to our customers. Collectively, these tools form our Fastenal Managed Inventory (FMI) capabilities. We believe our fully integrated distribution network allows us to manage the supply chain for all sizes of customers. FMI programs tend to generate a higher frequency of business transactions and, coupled with our fully integrated distribution network, foster a strong relationship with customers.
We introduced industrial vending (FAST Vend) in 2008 to provide our customers with improved product monitoring and control. Benefits include reduced consumption, reduced purchase orders, reduced product handling, and 24-hour product availability, and we believe our company has a market advantage by virtue of our extensive in-market network of inventory and local personnel. For these reasons, the initiative began to gain significant traction in 2011 and we finished 2020 with approximately 110,700 devices in the field (approximately 15,000 of which relate to a locker lease program with a specific retail customer). Our discussion generally focuses on the approximately 95,700 product revenue devices. We believe industrial vending has proven its effectiveness in strengthening our relationships with customers and helped to streamline the supply chain where it has been utilized. We also believe there remains considerable room to grow our current installed base before it begins to approach the number of units we believe the market can support. We estimate the market could support as many as 1.7 million industrial vending devices and, as a result, we anticipate continued growth in installed devices over time.
Our industrial vending portfolio consists of 24 different vending devices, with 15 of these being in either a helix or locker format. Our most utilized models include the helix-based FAST 5000 and our 12- and 18-door lockers; combined, these comprise approximately 70% of our installed base of devices. These are either configurable or are available in multiple configurations to accommodate the various sizes and forms of products that will be dispensed to match the unique needs of our customers. Target monthly revenues per device typically range from under $1,000 to in excess of $3,000, with our flagship FAST 5000 device having a targeted monthly throughput of $2,000.
Bin stock (FAST Stock and FAST Bin) programs, where product is held in bins in a customer facility, is similar to our vending business in that it involves moving product closer to the point of customer use within their facilities. Such programs, which we call FAST Stock, have existed in the industrial supply industry for a considerable time, with open bins being clustered in a racking system, each of which holds original equipment manufacturing (OEM) fasteners, maintenance, repair, and operations (MRO) fasteners, and/or non-fastener products that are consumed in the customers' operations. Historically, these bins were simply plastic containers that held product and were visually inspected by our customers or Fastenal personnel to determine replenishment need. These bins in some cases are organized and labeled into customer plan-o-grams which allow for the scanning of product when product is at a minimum desired level. However, in 2019 we introduced our FAST Bin technology, which we began to more aggressively commercialize in 2020. FAST Bin is the evolution of FAST Stock into a set of electronic inventory management solutions that automate process controls by providing 24/7 continuous inventory monitoring, real-time inventory visibility, and more efficient replenishment of bin stock parts. These technologies come in three forms: (1) Scales utilize a high-precision weight sensor system to measure the exact quantity on hand in real time, automatically sending an order to Fastenal when inventory hits an established minimum. (2) Infrared uses infrared sensors lining individual bins to provide real-time visibility of approximate quantity and inventory values, automatically sending an order to Fastenal when inventory hits an established minimum threshold. (3) RFID is a Kanban system that utilizes RFID tags so that when an empty bin is removed from the rack and placed in a replenishment zone (also part of the same racking system) an automatic refill order is generated. These technologies provide superior monitoring capabilities. These capabilities provide immediate visibility to consumption changes, allowing for a lean supply chain, avoiding stock outs, and providing a more efficient labor model for both the customer and the supplier.
We plan on changing our reporting of FMI beginning in 2021. Historically, we have reported only on FAST Vend. However, the development and commercialization of FAST Bin and its digital capabilities, combined with industrial vending, provides us with a broader suite of tools with which to best manage our customers' product consumption and fulfillment, which we believe will enhance our ability to manage and grow our OEM and MRO fasteners, hydraulics and pneumatics, and other product offerings. Further, we view the value-add offered to our customers by FAST Bin as it relates to product monitoring and data collection to be comparable to our industrial vending solution. As a result, beginning in 2021, we will begin to report 'Weighted FMI Device' signings and installations, which is the combined activity of FAST Vend and FAST Bin converted into a comparable unit of measure, or 'machine equivalent unit' (MEU). This conversion takes the targeted monthly throughput of each FMI device signed or installed and compares it to the $2,000 target monthly throughput of our FAST 5000 vending device. For example, an RFID enclosure, with target monthly revenue of $2,000 would be counted as '1.00' machine equivalent ($2,000/$2,000 = 1.00). An infrared bin, with target monthly revenue of $40, would be counted as '0.02' machine equivalent' ($40/$2,000 = 0.02). In 2021, we anticipate weighted FMI device signings to be in a range of 23,000 to 25,000 MEUs. Similar to Onsite, however, we recognize that achieving the goal will be challenging, as the continued prevalence of COVID-19 infections has made gaining access to customer facilities and decision-makers difficult.
The tables below contain information on how the presentation of weighted FMI devices differs from the industrial vending information (product revenue devices) on signings and installations that we have previously provided.

		Q1	Q2	Q3	Q4	Annual
Vending device count signed during the period	2020	4,798	3,483	4,680	3,456	16,417
	2019	5,603	5,439	5,671	5,144	21,857
	2018	5,679	5,537	5,877	4,980	22,073

Machine equivalent vending count signed during the period	2020	4,561	3,362	4,515	3,279	15,717
	2019	5,213	5,058	5,354	4,938	20,563
	2018	5,271	5,250	5,251	4,610	20,382

Machine equivalent FMI devices signed during the period	2020	4,564	3,364	4,517	3,279	15,724
	2019	5,213	5,075	5,364	4,941	20,593
	2018	5,271	5,250	5,251	4,610	20,382

		Q1	Q2	Q3	Q4
Vending device count installed at the end of the period	2020	92,124	92,615	94,395	95,733
	2019	83,410	85,871	88,327	89,937
	2018	73,561	76,069	78,706	81,137

Machine equivalent vending count installed at the end of the	2020	79,230	80,123	82,236	83,802
period	2019	69,258	71,942	74,686	76,792
	2018	58,571	61,405	64,205	66,784

Machine equivalent FMI devices installed at the end of the	2020	79,233	80,128	82,243	83,809
period	2019	69,258	71,959	74,713	76,822
	2018	58,571	61,405	64,205	66,784
Digital Solutions
We also invest in digital solutions that aim to deliver strategic value for our customers, leverage local inventory for same-day solutions, and provide efficient service. While there is a transactional element to our digital services, many of the solutions we invest in are intended to add value to customers by illuminating various elements of their supply chain. These solutions take many forms:
1.) Transactional. Our transactional, or e-commerce, platforms (web verticals or integrated catalogs) provides a means for our customers to effectively and efficiently procure MRO and unplanned spend. One of our e-commerce solutions, Fastenal EXPRESS, guides our customers to products which are locally stocked, capitalizing on our existing location footprint, in order to provide same-day or early next-day service for online orders. This positions us to outperform what is most typically a 24- to 48-hour fulfillment expectation. While there is a retail component to our transactional digital services, most of the revenue attributable to this is with our traditional customer base, nearly all of which purchase digitally as a supplement to other channels and tools that it utilizes with Fastenal. We attribute the revenue generated from a customer location through our transactional platforms to the in-market location that traditionally services that customer location.
2.) Digital Visibility. Certain of our digital capabilities are intended to produce operational efficiencies for our customers and ourselves and/or to deliver strategic value by illuminating customer supply chains. For instance, we have developed, and continue to develop, 'Mobility' applications, one example of which is our Vending App, which provides a number of benefits. It provides easy, real-time information pertaining to a customer's local inventory position within their point-of-use devices. It incorporates customer usage data to recommend optimized parts and quantity for specific devices, improving customer inventories while reducing stock-outs. Moving our fulfillment process from a vending device-based keypad function to a tablet or scanning interaction improves the restock process, reducing time consumed (greater efficiency) while improving accuracy (improved quality assurance). We will continue to build out our suite of apps. We also have 'eProcurement Solutions'. Electronic Data Interchange (EDI), is the connectivity between our system and our customers' procurement systems – whether a direct integration into their Enterprise Resource Planning (ERP) system or through a third-party procurement network or marketplace. These solutions provide system-to-system exchange of electronic procurement documents (such as purchase orders, advanced shipping notices, and invoices for direct and indirect spend). Our eProcurement Solutions provide a bridge between our FMI replenishment activity and our customers' procurement systems – creating an efficient, accurate and streamlined procure-to-pay (P2P) process. 'FAST 360' acts as the bridge between our FMI footprint and a customer's view into our managed service model. FAST 360 surfaces data around these managed services as one central source of information as we manage our customers' OEM and MRO product lines. This is achieved through our FMI technologies providing locational data around our FAST Vend, FAST Bin, and FAST Stock footprint, and FAST 360 being the means of surfacing that data and activities to our customers.
3.) Analytics. We provide solution-based digital platforms (e.g., web verticals or integrated catalogs) which leverages our existing strategic environment by creating a means of migrating online spend offline, which illuminates our supply chain capabilities. This is marketed under the 'FAST 360 Analytics' label, as it is an enterprise-centric extension of the digital visibility capabilities of FAST 360. We bring value to our customers, as well as ourselves, by using these digital platforms and analytics to shift product from a 'non-sticky' transactional environment (which is online) to a 'sticky' strategic environment (which is our FMI programs). We create customer cost savings opportunities through this directive by lowering the total cost of ownership (TCO) as the objective is to 'shrink' the unplanned – high cost – purely transactional spend bucket.
We believe our integrated physical and virtual model, when paired with our national (and increasingly international) scope, represents a unique capability in industrial distribution when compared to e-commerce as an independent sales channel. We expect to continue to build out and develop our digital solutions over time.
We believe our global channels to market and business tools, including those that we consider to be growth drivers (Onsites, international expansion, FMI, and digital solutions) represent alternative means to address the requirements of certain customer groups. They get us closer to the customer and to where the product is actually consumed. This is consistent with our strategy and offers significant value by providing differentiated and 'sticky' service. Combined with ongoing strategic investments in end market initiatives as well as selling (in-market and otherwise) and non-selling (engineering, product specialists, manufacturing, etc.) employees, we offer a range of capabilities that is difficult for large and small competitors to replicate.
We operate fifteen regional distribution centers in North America. Twelve are in the United States – Minnesota, Indiana, Ohio, Pennsylvania, Texas, Georgia, Washington, California, Utah, North Carolina, Kansas, and Mississippi – and three are outside the United States – Ontario, Canada; Alberta, Canada; and Nuevo Leon, Mexico. We also operate one distribution center in Europe, located in Dordrecht, Netherlands. These distribution centers give us approximately 4.6 million square feet of distribution capacity. These distribution centers are located so as to permit deliveries of two to five times per week to our in-market locations using our trucks and overnight delivery by surface common carrier, with approximately 77% of our North American in-market locations receiving service four to five times per week. The distribution centers in Indiana and Kansas also serve as 'master' hubs, with those in California and North Carolina serving as 'secondary' hubs to support the needs of the in-market locations in their geographic regions as well as provide a broader selection of products for the in-market locations serviced by the other distribution centers.
We currently operate our Minnesota, Indiana, Ohio, Pennsylvania, Texas, Georgia, Washington, California, North Carolina, Kansas, and Ontario, Canada distribution centers with automated storage and retrieval systems (ASRS). These eleven distribution centers operate with greater speed and efficiency, and currently handle approximately 95% of our picking activity. We expect to add and/or expand new distribution centers over time as our scale and the number of our in-market locations increases.
Our information systems team develops, implements, and maintains the computer based technology used to support business functions within Fastenal. Corporate, digital, distribution center, and vending systems are primarily supported from central locations, while each selling location uses a locally installed Point-Of-Sale (POS) system. The systems consist of custom in-house developed, purchased, and subscription licensed software. A dedicated Wide Area Network (WAN) is used to provide connectivity between systems and authorized users.
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
Products
Fastenal was founded as a distributor of fasteners and related industrial and construction supplies. This includes threaded fasteners, bolts, nuts, screws, studs, and related washers, as well as miscellaneous supplies and hardware, such as pins, machinery keys, concrete anchors, metal framing systems, wire rope, strut, rivets, and related accessories. Our fastener product line, which is primarily sold under the Fastenal product name, represented 29.9%, 34.2%, and 34.9% of our consolidated net sales in 2020, 2019, and 2018, respectively.
Fastener distribution is complex. In most cases, the product has low per unit value but high per unit weight. This presents challenges in moving product from suppliers, most of whom are outside of North America, to our distribution centers, as well as from our distribution centers to our branch, Onsite, and customer locations. At the same time, fasteners are ubiquitous in manufactured products, construction projects, and maintenance and repair while also exhibiting great geometric variability based on use and application. In many cases, a fastener is a critical part in machine uptime and/or effective use. These features have greatly influenced our logistical development, training and educational programs, support capabilities, and inventory decisions, which we believe would be difficult for competitors to replicate.
In 1993, we began to aggressively add additional product lines, and these represented 70.1%, 65.8%, and 65.1% of our consolidated sales in 2020, 2019, and 2018, respectively. These products, which we refer to as non-fastener product lines, tend to move through the same distribution channel, get used by the same customers, and utilize the same logistical capabilities as the original fastener product line. This logic is as true today as it was when we first began to diversify our product offering. However, over time, the supply chain for these product lines has evolved in ways independent of the fastener line. For instance, non-fastener product lines benefit disproportionately from our development of industrial vending.
The most significant category of non-fastener products is our safety supplies product line, which accounted for 25.5%, 17.9%, and 17.2% of our consolidated sales in 2020, 2019, and 2018, respectively. This product line has enjoyed dramatic sales growth in the last ten years which we believe is directly attributable to our success in industrial vending over that period. The exception to this is the significant increase in safety sales as a percentage of consolidated net sales in 2020, which is directly attributable to dramatic increases in demand for personal protective equipment (PPE) in response to the COVID-19 pandemic in that year. Our tools product line represented approximately 8.2%, 9.9%, and 10.0% of consolidated net sales in 2020, 2019, and 2018, respectively.
In the last several decades we have added 'private label' brands (often referred to as 'Exclusive Brands', or brands sold exclusively through Fastenal) to our non-fastener offering. These private label brands represented approximately 13% of our consolidated net sales in each of 2020, 2019, and 2018. We believe it is also appropriate to think about our private label sales as a percentage of our non-fastener sales for two reasons: (1) branded vs. private label dynamics of fasteners differ from those of non-fasteners; and (2) non-fastener data is more comparable to information reported by our peers, who do not generally have our significant mix of fastener business. Private label brands represented approximately 18%, 19%, and 19% of our total non-fastener sales in 2020, 2019, and 2018, respectively. Our percentage of private label brand sales as a percentage of our total non-fastener sales in 2020 declined due to strong growth of COVID-related PPE, which was not sold under a private label brand, while demand was weak for other safety products, many of which are marketed under a private label brand and were more greatly affected by economic weakness in our traditional manufacturing and construction customers. Prior to 2020, we generally had experienced increases in sales of private label products as a percentage of total non-fastener sales when looking at specific sales channels such as Onsite locations, branches, and vending. However, these increases were masked by the relative sales growth we were experiencing with Onsite locations, which typically have a lower percentage of total sales being private label than is the case in branches or sales through vending devices.
We plan to continue to add other product lines in the future.
Detailed information about our sales by product line is provided in Note 3 of the Notes to Consolidated Financial Statements included later in this Form 10-K. Each product line may contain multiple product categories.
Inventory Control
Our inventory stocking levels are determined using our computer systems, by our sales personnel at in-market locations, by our district and regional leadership, and by our product development team. The data used for this determination is derived from sales activity from all of our selling locations, from individual selling locations, and from different geographic areas. It is also derived from supplier information and from customer demographic information. The computer system monitors the inventory level for all stock items and triggers replenishment, or prompts a buyer to purchase, as necessary, based on an established minimum-maximum stocking level. All branches stock a base inventory and may expand beyond preset inventory levels as deemed appropriate by the district and branch personnel. Non-branch selling locations (primarily Onsites) stock inventory based on customer-specific arrangements. Inventories in distribution centers are established from computerized data for the selling locations served by the respective distribution center. Inventory quantities are continuously re-balanced utilizing an automated transfer mechanism we call 'inventory re-distribution'.
Inventory held at our selling locations, close to customers and available on a same-day basis, accounted for approximately 59%, 60%, and 61% of our total inventory at the end of 2020, 2019, and 2018, respectively. Inventory held at our distribution centers and manufacturing locations accounted for approximately 41%, 40%, and 39% of our total inventory at the end of 2020, 2019, and 2018, respectively. The distribution center and manufacturing location inventory, when combined with our trucking network, allows for fast, next-day service at a very competitive cost.
Manufacturing and Support Services Operations
In 2020, approximately 96% of our consolidated net sales were attributable to products manufactured by other companies to industry standards or to customer specific requirements. The remaining 4% related to products manufactured, modified, or repaired by our manufacturing businesses or our support services. The manufactured products consist primarily of non-standard sizes of threaded fasteners and hardware made to customers' specifications at one of our nine manufacturing locations, or standard sizes manufactured under our Holo-Krome®, Cardinal Fasteners®, and Spensall® product lines. The services provided by the support services group include, but are not limited to, the repair of tools and hoists, the fabrication of chain sling and hose, band saw blade welding, and other light manufacturing and fabrication. We may add additional services in the future. However, we engage in these activities primarily as a service to our customers and expect them to continue to contribute in the range of 4% to 6% of our consolidated net sales in the future.
Sources of Supply
We use a large number of suppliers for the standard stock items we distribute. Most items distributed by our network can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. No single supplier accounted for more than 5% of our inventory purchases in 2020.
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
Customers and Marketing
We believe our success can be attributed to our ability to offer customers a full line of quality products, our convenient locations and diverse methods of providing those products, and the superior service orientation and expertise of our employees. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both OEM and MRO customers and historically has represented approximately 65% of our business. The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors and historically has represented approximately 10-15% of our business. Other users of our products include farmers, truckers, railroads, oil exploration companies, oil production and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades.
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
In 1995, we developed a national accounts program aimed at making our products and services more competitive with customers that operate multiple facilities. These customers tend to have more complex supply chains and structures for managing the OEM and MRO products we provide while at the same time, by virtue of their size and opportunity, have more negotiating power. We believe our local presence as part of a national, and increasingly international, footprint, our ability to provide a consistent level of high-touch service and broad product availability, and our ancillary capabilities around manufacturing, quality control, and product knowledge, are attractive to these larger customers. We believe our advantage with these customers has only been strengthened as we have added other channels, such as Onsite, FMI, digital solutions, and resources to serve these customers' unique demands. As a result, in 2020, national accounts represented 55.0% of our sales, compared to 53.6% and 50.7% in 2019 and 2018, respectively. We believe sales to national accounts customers will continue to increase as a percent of our total sales over time.
In an in-market location, our customers' business activity is tracked through 'active accounts'. Customers often have more than one active account at a single in-market location, reflecting their utilization of different Fastenal services, and frequently have active accounts at many in-market locations across our global network. During the fourth quarter of 2020, our total number of active customer accounts (defined as accounts having purchase activity totaling at least $100 within the last 90 days) was approximately 218,000, while our total 'core accounts' (defined as the average number of accounts with purchase activity of at least $500 per month within the last 90 days) was approximately 77,000. During 2020, we had a single customer that represented 5% of our consolidated net sales, whereas all remaining customers fell below that threshold. During both 2019 and 2018, no single customer represented 5% or more of our consolidated net sales.
Direct marketing continues to be the backbone of our business through our local in-market selling personnel, as well as our non-branch selling personnel. We support our sales team with multi-channel marketing including direct mail and digital marketing, print and radio advertising, targeted campaigns, promotional flyers, and events. In recent years, our national advertising has been focused on a NASCAR® sponsorship through our partnership with Roush Fenway Racing® as the primary sponsor of the No. 17 car in the NASCAR® Cup Series, driven by Chris Buescher. In 2020, our sports marketing efforts were extended when the National Hockey League (NHL®) awarded us as the preferred MRO supplier of the sport.
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
Competition
Our business is highly competitive, and includes large national distributors whose strongest presence tends to be in more densely populated areas, and smaller regional or local distributors, which compete in many of the smaller markets in which we have branches. We believe the principal competitive factors affecting the markets for our products, in no particular order, are customer service, price, convenience, product availability, and cost saving solutions.
Market strategies in industrial distribution are varied. With respect to products, many of the larger distributors have trended toward a broad-line offering over time; however, they are often still closely associated with a specific product that can influence their ability to capture market share. This association with a specific product line is often even more pronounced among smaller competitors, though many smaller competitors do deploy a broad-line model. Means of serving the customer are even more diverse. For instance, many competitors maintain a local, branch-based presence in their markets, while others use vans to sell products in markets away from their main warehouses, while still others rely on catalogs or telemarketing sales. Recent years have seen the emergence of e-commerce solutions, such as websites, and while this channel has been embraced by many traditional distributors it also has introduced non-traditional, web-based competitors into the marketplace. The diversity of product and service models supported in the marketplace is a reflection of the equally diverse product and service needs of the customer base. The large majority of our customers utilize multiple channels, from a single distributor or from a range of distributors, to procure the products they need in their operations.
We believe that better service, and a competitive selling advantage, can be provided by maintaining a physical selling and stocking presence closer to the customers' location(s). As a result, we maintain branches in small, medium, and large markets, each offering a wide variety of products. The convenience of a large number of branches in a given area, combined with our ability to provide frequent deliveries to such branches from centrally located distribution centers, facilitates the prompt and efficient distribution of products. We also believe our industrial vending and bin stock solutions, supported from an in-market location, provides a unique way to provide our customers convenient access to products and cost saving solutions using a business model not easily replicated by our competitors. Having trained personnel at each in-market location also enhances our ability to compete (see 'Employees' below).
Our Onsite service model provides us with a strategic advantage with our larger customers. Building on our core business strategy of the local branch, the Onsite model provides value to our customers through customized service while giving us a competitive advantage through stronger relationships with those customers, all with a relatively low incremental investment given the existing branch and distribution structure.

Human Capital Resources
Employees
At the end of 2020, we employed 20,365 full and part-time employees. Of these, approximately 72% held an in-market or non-branch selling role. We characterize these personnel as follows:

	2020	2019
In-market locations (branches & Onsites)	12,680	13,977
Non-in-market selling (1)	1,952	1,854
Selling subtotal	14,632	15,831
Distribution/Transportation	3,583	4,012
Manufacturing	639	711
Administrative (2)	1,511	1,394
Non-selling subtotal	5,733	6,117
Total	20,365	21,948
(1) Our non-in-market selling employee count has grown in recent years due to an increased focus on resources to support our growth drivers, particularly Onsite and national account growth.
(2) Administrative primarily includes our Sales Support, Information Technology, Finance and Accounting, Human Resources, and senior leadership roles and functions. Our administrative employee count has also grown in recent years due to an increased focus on technology capabilities. For example, 66.7% of the increase in administrative employees in 2020 over 2019 related to our additions to our information technology teams.
Employee Profile
As of December 31, 2020, we had 20,365 employees worldwide, with 16,820 of those employees located within the United States (U.S.), 2,277 employees located in Canada and Mexico, and 1,268 employees located overseas in 22 other countries throughout the world. Approximately 72% of our employees maintain customer-facing sales roles, directly interacting with our customers on a daily basis from one of our 3,268 in-market locations. The remaining population of our workforce comprise our in-house manufacturing capabilities (3.1%), our captive transportation and distribution functions (17.6%), and our administrative support functions (7.4%), supporting our sales force and continuing to drive value for our customers.
Based on our 2019 EEO-1 data, which is our most recently filed information, in the United States females and minorities constitute 24.5% and 20.9% of our workforce, respectively. Based on U.S. Bureau of Labor Statistics data, we believe Fastenal’s mix of female and minority employees is consistent with, if not higher than, the proportion of females and minorities working in manufacturing and construction, which is representative of the pool of employees from which we might draw candidates. Relative to 2012, our female and minority workforces have grown 2.2x and 3.0x faster, respectively, than our overall U.S. workforce.
Health and Safety
Employee health and safety continues to be a priority in every aspect of our business. We’ve taken a multi-faceted approach to safety that helps us understand and reduce hazards in our business. Trainings, audits, inspections, risk assessments, safety coaching, and employee engagement are all programs that help us consistently manage our facility and employee safety. Our internal scorecard system and safety management system ensures we maintain focus on a variety of risks while we sustain an inclusive safety environment that contributes to innovation and improved performance. We continue to expand and evolve our safety programs to better meet our employee needs and workplace conditions as our business grows.
This commitment to, and continuous improvement towards, a safer work environment for our employees has generated excellent results. A widely accepted measure of organizational health and safety is the Experience Modification Rate (EMR). An organization’s EMR is established through the comparison of a company’s past and expected losses incurred through workplace injury against industry averages, which are compiled by the National Council on Compensation Insurance and consider unique variables such as the size and characteristics of an organization. Industry averages are benchmarked at a 1.00 EMR, with a reduction in the rate being reflective of an organization’s ability to implement superior safety procedures and protocols, resulting in a safer environment and reducing both personnel and financial risk. In 2020, the most recent year for which this figure has been calculated, Fastenal had an EMR of 0.45, which is 55% better than the average performance rate for our industry.
2020 was unique for the impact that the COVID-19 pandemic had on organizations, including ours. Our response has consistently evolved to meet the turbulent environment:

•The business continuity team implemented regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures.
•Implementing a hierarchy of controls to address hand washing, social distancing, cleaning areas and frequency, personal protective equipment and resources to stay up to date on the changing conditions.
•Deployment of face covers, dispensed through our vending technology, across the company for use in areas where they are required and recommended.
•Prohibiting all domestic and international non-essential travel for all employees.
•Providing additional days of leave for full- and part-time employees to cope with the illness.
•Restricting access to our non-public facilities such as corporate offices, distribution centers, sales offices, and manufacturing locations.
•Providing public branch access by appointment or pickup only in high risk areas.
•Implementation of risk assessments in critical operating facilities.
•Implementing protocols to address actual and suspected COVID-19 cases and potential exposure.
•Working closely with customers to meet their specific COVID-19 requirements and maintain service.
•Providing all of our employees with frequent updates to share stories of how we were helping customers and each other, disclosing COVID-19 statistics within the organization.
We understand the benefits of employee health and safety and continue to invest in programs, products, and resources. We also understand the environment of trust and fairness that exists when information is openly shared. As an essential provider of personal protective equipment to critical customers, we also continue to invest in products and services to meet the health and safety needs of our customers and communities.
Employment and Compensation Philosophy
Fastenal’s success is defined by our people. Our cultural values – Ambition, Integrity, Innovation, and Teamwork – are woven into the fabric of our human resources processes and protocols, and inform our employment and compensation philosophies.
Several principles underpin our employment philosophy. One is decentralization: placing employees close to our customers' operations and trusting these employees to independently make local decisions to provide differentiated local service. A second is that we are a passionately promote-from-within company, guided by a belief that if you work hard, make great decisions, learn from mistakes, and exemplify our cultural values, you should receive greater opportunity and responsibility.
We believe these principles cultivate an entrepreneurial mindset and foster an environment of trust and empowerment.
As it relates to our compensation philosophy, we believe our combination and mix of base and bonus pay motivates our people to high levels of individual and company success, as the goals and objectives have been repeatedly demonstrated to be achievable with superior effort. We are guided by simple principles. (1) Programs should be easy to understand, with goals and objectives that are clearly communicated and resources for success that are provided. They should be calculable by the employee and numbers-driven (e.g., not subjective). (2) Total compensation should have a significant component that is based on how well the employee has grown their piece of the business and served our customers. (3) Employees should receive incentives as soon as practical upon attainment of the goal.
Approximately 72% of our employees interface directly with customers on a daily or frequent basis, with the remainder supporting the selling efforts of our customer-facing employees. Typical pay arrangements provide a base amount paid periodically during the month, along with a major opportunity to earn bonus amounts, paid monthly, based on growth in sales, gross or pre-tax profit achieved, and prudent management of working capital. In certain roles, there may also be a portion of compensation based on contribution to attaining predetermined departmental or project and cost containment goals, most focused on either customer service or better execution of company-wide activities.
Because we believe the growth in the company's stock value should be the reward for achieving long-term success consistent with being an owner, we have a stock option plan. In the case of certain foreign employees, we have a stock appreciation rights plan. All of our employees are eligible to receive stock option grants or stock appreciation rights.
We believe our combination of short and long-term rewards and incentives has proven successful as reflected in our historic performance and acceptable levels of employee retention and turnover.
Our employees are not subject to any collective bargaining agreements and we have experienced no work stoppages. We believe our employee relations are good.

Talent Acquisition and Development
Fastenal’s values are integral to our employment process and serve as guideposts for leadership. The ultimate goal is straightforward: find great people, ask them to join, and give them a reason to stay. Reasons include training, opportunity, and a welcoming environment. From a practical standpoint, this means that we attract a broad group of candidates and then hire the candidate who is the best match for the position based on their skills and abilities. In accordance with our decentralized leadership structure, we believe the person best suited to make this decision is the local leader trying to fill the opening. In light of our promote-from-within philosophy, we know we are hiring a potential future leader with every new hire.
Our Human Resources department develops efficient processes to expand our reach and pool of diverse talent while balancing the needs and requirements of data collection and storage. We have created a standardized framework for posting jobs and interviewing for positions, supplemented with training through the Fastenal School of Business. We have a Diversity and Compliance team that is heavily involved in developing this standardized framework, which ensures its integrity. Not only is this process followed for all new hires, we replicate the same procedures for any internal transfers and promotions.
The Fastenal School of Business (our internal corporate university program, known as FSB) develops and delivers a comprehensive array of industry and company-specific training and development programs that are offered to our employees. The programs are offered through a combination of classroom instructor-led training, virtual instructor-led training, and online learning. FSB provides core curricula focused on key competencies determined to be critical to the success of our employees' performance. In addition, we provide specialized educational tracks within various institutes of learning. These institutes of learning are advanced levels that provide specific concentrations of education and development and have been designed to focus on critical aspects of our business, such as leadership, effective branch best practices, sales and marketing, products, supply chain, and distribution.
Product Sourcing Endeavors
Sourcing from suppliers with good standing is the foundation of an ethical supply chain. We expect our suppliers to comply with all regulations and standards, and we conduct risk analysis for suppliers who want to do business with us to obtain additional supporting documentation affirming their ethics, quality, and reliability, so we can be certain they meet our standards in these areas, and to ensure that they are complying with Fastenal's Supplier Terms & Code of Conduct, and Global Supplier Purchase Order Terms & Conditions, as we are subject to the conflict minerals rules. With the help of third-party resources and global databases scanning over 100 lists of agencies, known risk, adverse media, and financial status, Fastenal monitors key areas of trade-related risk, including dual-use goods and utilization of sanctioned countries (or entities), as these are common ways that international trade might provide capital and restricted goods to sanctioned parties, launder funds of drug traffickers, and otherwise support criminals. We also evaluate our suppliers' approach to labor to ensure that they are using appropriate, and appropriately compensated, employees.
With a local and global supplier base, continuous monitoring and local representation is a necessity to ensure protocols are triggered when risk may be evident, ensuring a safeguard against poor and/or impaired quality and regulatory violations that may otherwise impact our reputation in the marketplace. This is performed not only at the time of supplier vetting and onboarding, but for the life of the relationship with the supplier. This process promotes a supply chain that is supportive of Fastenal's Supplier Terms & Code of Conduct and Global Supplier Purchase Order Terms & Conditions. In the event of non-compliance or potential risk, we work with the supplier to correct the situation. If remediation efforts are not undertaken to ensure the supplier remains in compliance with Fastenal’s standards and code of conduct, alternative sources for supply may be considered to ensure the integrity of our supply chain. Supply chain compliance representatives are placed in international corporate offices to ensure global coverage and governance, ensuring that no matter where a customers' operations may take them, Fastenal has the infrastructure, resources, and internal processes established to perform its supply chain governance obligations.
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

ITEM 1A.RISK FACTORS
In addition to the other information in this Form 10-K, the following factors should be considered in evaluating our business. Our operating results depend upon many factors and are subject to various risks and uncertainties. The material risks and uncertainties known to us which may cause our operating results to vary from anticipated results or which may negatively affect our operating results and profitability are as follows:
Company Risks
Operational Risks
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
Cyber security incidents, or violations of data privacy laws and regulations, could cause us to experience certain operational interruptions, incur substantial additional costs, become subject to legal or regulatory proceedings, or suffer damage to our reputation in the marketplace. The nature of our business requires us to receive, retain, and transmit certain personally identifying information that our customers provide to purchase products or services, register on our websites, or otherwise communicate and interact with us. While we have taken and continue to undertake significant steps to protect our customer and confidential information, a compromise of our data security systems or those of businesses we interact with could result in information related to our customers or business being obtained by unauthorized persons. We develop and update processes and maintain systems in an effort to try to prevent this from occurring and have established and maintained disclosure controls and procedures that would permit us to make accurate and timely disclosures of any material event, including any cyber security event, but the development and maintenance of these processes and systems are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Consequently, despite our efforts, the possibility of cyber security incidents cannot be eliminated entirely. There can be no assurance that we will not experience a cyber security incident that may materially impact our consolidated financial statements. While we also seek to obtain assurances that third parties we interact with will protect confidential information, there is a risk the confidentiality of data held or accessed by third parties may be compromised. If a compromise of our data security were to occur, it could interrupt our operations, subject us to additional legal, regulatory, and operating costs, and damage our reputation in the marketplace. In addition, regulatory authorities have increased their focus on how companies collect, process, use, store, share, and transmit personal data. New privacy security laws and regulations, including the European Union General Data Protection Regulation 2016, the California Consumer Protection Act, and other similar state privacy laws, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant penalties.
We may be unable to meet our goals regarding the growth drivers of our business. Our sales growth is dependent primarily on our ability to attract new customers and increase our activity with existing customers within North America and abroad. In recent years, we have increased the resources devoted to our growth drivers, including FMI, Onsites, national accounts, digital solutions, and our international operations. While we have taken steps to build momentum in the growth drivers of our business, we cannot assure you those steps will lead to sales growth and, due to the COVID-19 pandemic, our growth drivers did not contribute meaningfully to higher sales in 2020. Failure to achieve any of our goals regarding FMI, Onsites, national accounts, digital solutions, and international operations, or other growth drivers could negatively impact our long-term sales growth. Further, failure to identify appropriate targets for our Onsite channel and FMI tools or failure to persuade the appropriate targets to adopt these offerings once identified may adversely impact our goals regarding the number of new Onsite locations we are able to open or the number of FMI installations we are able to deploy.
Changes in customer or product mix, downward pressure on sales prices, and changes in volume or timing of orders have caused and could cause our gross profit percentage to fluctuate or decline in the future. Changes in our customer or product mix have caused our gross profit percentage to decline and could cause our gross profit percentage to further fluctuate or decline. For example, the portion of our sales attributable to fasteners has been decreasing for approximately twenty years. That has adversely affected our gross profit percentage as our non-fastener products generally carry lower gross profit margins than our fastener products. In addition, as a result of the COVID-19 pandemic, our sales were impacted by surge sales of pandemic-related supplies, such as PPE and other safety-related products that have traditionally lower gross profit margins. Similarly, in recent years, revenues from national accounts and/or Onsite customers, which typically have lower gross profit margins by virtue of their scale, available business, and broader offering of products which typically have lower gross margins, have tended to grow faster than revenues from smaller customers. Customer and product mix have contributed to the decline in our gross profit percentage over time, including in 2020 and 2019, and will likely continue to affect our gross profit percentage in 2021 and beyond. However, whether and to what extent this adverse mix impact will result in a decline of our gross profit percentage in any given year will depend on the extent to which they are, or are not, offset by positive impacts to gross profit margin during such year. Downward pressure on sales prices, changes in the volume or timing of our orders, and an inability to pass higher product costs on to customers could also cause our gross profit percentage to fluctuate or decline. For example, in the second quarter of 2020, we had to quickly purchase large volumes of pandemic-related products from non-traditional sources and non-optimized supply chains, which had a negative impact on gross profit. We can experience downward pressure on sales prices as a result of deflation, pressure from customers to reduce costs, or increased competition. Reductions in our volume of purchases can adversely impact gross profit by reducing supplier volume allowances. We may not be able to pass rising product costs to customers if those customers have ready product or supplier alternatives in the marketplace.
Our operating and administrative expenses could grow more rapidly than net sales which could result in failure to achieve our goals related to leveraging revenue growth into higher net earnings. Over time, we have generally experienced an increase in our operating and administrative expenses, including costs related to payroll, occupancy, freight, and information technology, among others, as our net sales have grown. However, historically, a portion of these expenses has not increased at the same rates as net sales, allowing us to leverage our growth and sustain or expand our operating profit margins. There are various scenarios where we may not be able to continue to achieve this leverage as we have been able to do in the past. For instance, it is typical that when demand declines, most commonly from cyclical or general market factors (though it could be due to customer losses or some other company-specific event), our operating and administrative expenses do not fall as quickly as net sales. It is also possible that in the future we will elect to make investments in operating and administrative expenses that would result in costs growing faster than net sales. In addition, market variables, such as labor rates, energy costs, and legal costs, could move in such a way as to cause us to not be able to manage our operating and administrative expenses in a way that would enable us to leverage our revenue growth into higher net earnings. Should any of these scenarios, or a combination of them, occur in the future, it is possible that our operating and pre-tax profit margins could decline even if we are able to grow revenue.
Our competitive advantage in industrial vending (FAST Vend) and bin stock (FAST Stock and FAST Bin) tools could be eliminated and, in the case of FAST Vend, the loss of key suppliers of equipment and services could be impactful and result in failure to deploy devices. We believe we have a competitive advantage in industrial vending and bin stock due to our hardware and software, our local branch presence (allowing us to service devices and bins more rapidly), our depth of products that lend themselves to being dispensed through industrial vending devices or bin stocks, and, in North America, our distribution strength. These advantages have developed over time; however, other competitors could respond to our expanding industrial vending and bin stock position with highly competitive platforms of their own. Such competition could negatively impact our ability to expand our industrial vending and bin stock tools or negatively impact the economics of that business. In addition, we currently rely on a limited number of suppliers for the vending devices used in our FAST Vend platform. While these devices, software, and services can be obtained from other sources, loss of our current suppliers could be disruptive and could result in us failing to meet our goals related to the number of devices we are able to deploy in the next twelve to eighteen months. In addition, our ability to expand deployment of our industrial vending and bin stock tools could be limited by events similar to the COVID-19 pandemic if customers shift their energy to short-term disruptions instead of long-term strategic planning.
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
We may not be able to compete effectively against traditional or non-traditional competitors, which could cause us to lose market share or erode our gross and/or operating income profit and/or percentage. The industrial, construction, and maintenance supply industry, although slowly consolidating, still remains a large, fragmented, and highly competitive industry. Our current or future competitors may include companies with similar or greater market presence, name recognition, and financial, marketing, technological, and other resources, and we believe they will continue to challenge us with their product selection, financial resources, technological advancements, and services. Increased competition from brick-and-mortar retailers could cause us to lose market share, reduce our prices, or increase our spending. Similarly, the emergence of on-line retailers, whether as extensions of our traditional competition or in the form of major, non-traditional competitors, could result in easier and quicker price discovery and the adoption of aggressive pricing strategies and sales methods. These pressures could have the effect of eroding our gross and/or operating income profit and/or percentage over time.
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
Legal, Regulatory, and Compliance Risks
Our business is subject to a wide array of operating laws and regulations in every jurisdiction where we operate. Compliance with these laws and regulations increases the cost of doing business and failure to comply could result in the imposition of fines or penalties and the termination of contracts. We are subject to a variety of laws and regulations including without limitation; import and export requirements, anti-bribery and corruption laws, product compliance laws, environmental laws, foreign exchange controls and cash repatriation restrictions, advertising regulations, data privacy (including in the U.S., the California Consumer Privacy Act, and in the European Union, the General Data Protection Regulation 2016, with interpretations varying from state to state and country to country) and cyber security requirements (including protection of information and incident responses), regulations on suppliers regarding the sources of supplies or products, labor and employment laws, and anti-competition regulations. In addition, as a supplier to federal, state, and local government agencies, we must comply with certain laws and regulations relating specifically to the formation, administration, and performance of our governmental contracts. We are also subject to governmental audits and inquiries in the normal course of business. Ongoing audit activity and changes to the legal and regulatory environments could increase the cost of doing business, and such costs may increase in the future as a result of changes in these laws and regulations or in their interpretation. While we have implemented policies and procedures designed to facilitate compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations, or our policies. Any such violations could result in the imposition of fines and penalties, damage to our reputation, and, in the case of laws and regulations relating specifically to governmental contracts, the loss of those contracts.
Tax laws and regulations require compliance efforts that can increase our cost of doing business and changes to these laws and regulations could impact financial results. We are subject to a variety of tax laws and regulations in the jurisdictions in which we operate. Maintaining compliance with these laws can increase our cost of doing business and failure to comply could result in audits or the imposition of fines or penalties. Further, our future effective tax rates in any of these jurisdictions could be affected, positively or negatively, by changing tax priorities, changes in statutory rates, and/or changes in tax laws or the interpretation thereof. The most significant recent example of this is the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the 'Tax Act'), which was enacted in the United States in December 2017. There is a longer-term risk that the beneficial aspects of the Tax Act on our business could be reversed depending on changes in future fiscal or political priorities.
Industry and General Economic Risks
Operational Risks
A downturn in the economy or in the principal markets served by us and other factors may affect customer spending, which could harm our operating results. In general, our sales represent spending on discretionary items or consumption needs by our customers. This spending is affected by many factors, including, among others:
•general business conditions,
•business conditions in our principal markets,
•interest rates,
•inflation,
•liquidity in credit markets,
•taxation,
•government regulations and actions, including around trade policy,
•energy and fuel prices and electrical power rates,
•unemployment trends,
•terrorist attacks and acts of war,
•acts of God, which may include, but are not limited to, weather events, earthquakes, pandemics, etc., and
•other matters that influence customer confidence and spending.
A downturn in either the national or local economy where we operate, or in the principal markets served by us, or changes in any of the other factors described above, could negatively impact sales at our in-market locations, sales through our other selling channels, and the level of profitability of those in-market locations and other selling channels.
This risk was demonstrated in 2019 and 2020. We experienced strong demand in 2017 and 2018 that produced double-digit sales growth for Fastenal. Our growth slowed into the mid-single digits beginning in the second quarter of 2019 as many of our customers involved in the manufacture of components, capital goods, and heavy equipment were impacted by higher costs and reduced confidence stemming from global trade uncertainty. When this happens, these customers tend to cut back on spending, which yields a slowdown in our business with these customers. In the second and third quarters of 2020, the reaction to the COVID-19 pandemic resulted in sharply reduced spending by our traditional customers as they implemented shutdowns, social distancing, and safety policies. However, the weakness that was experienced by many of our business units in the second and third quarters of 2020 was more than offset by sales of pandemic-related supplies, such as PPE and sanitation products, to traditional and less traditional (e.g., government and healthcare) customers. While we intend to retain some of these less traditional customers as regular buyers of safety and other products once the pandemic subsides, it is uncertain whether they will continue to purchase products from us.
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
Trade policies could make sourcing product from overseas more difficult and/or more costly, and could adversely impact our gross and/or operating profit percentage. We source a significant amount of the products we sell from outside of North America, primarily Asia. We have made significant structural investments over time to be able to source both directly from Asia through our wholly-owned, Asia-based subsidiary, FASTCO Trading Co., Ltd. and indirectly from suppliers that procure product from international sources. This was initially necessary due to the absence of significant domestic fastener production, but over time we have expanded our non-fastener sourcing as well, and at this time it may be difficult to adjust our sourcing in the short term. In light of this, changes in trade policies could affect our sourcing operations, our ability to secure sufficient product to serve our customers and/or impact the cost or price of our products, with potentially adverse impacts on our gross and operating profit percentages and financial results. These risks most recently manifested in an increase in tariffs, primarily in 2018 and 2019, either directly on products we trade in or indirectly on industries we sell into, between the United States and its trading partners, as well as greater uncertainty around regional and global trade agreements generally. China represents a significant source of product for North America. In addition, we move and source products within North America. Any trading disruption (tariffs, product restrictions, etc.) between Canada, the United States, and Mexico, or disruption in their respective trading relationships with other nations can adversely impact our business. There can be no assurances that these disruptions will not continue or increase in the future, with the previously mentioned countries or additional countries with which we do business. The degree to which these changes in the global marketplace affect our financial results will be influenced by the specific details of the changes in trade policies, their timing and duration, and our effectiveness in deploying tools to address these issues. In particular, the United States' tariffs levied on most of our products originating in China have caused us to review and implement potential solutions to the increase in our product costs with our customers. The effectiveness of these strategies in response to any future tariffs is unknown.
Trade policies could have an adverse impact on industries we sell into, negatively affecting our net sales and profits. Considerable political uncertainty in the United States may result in changes to trade policies that could create disruption in geographic demand trends. To the extent that the United States government enacts tariffs or taxes that penalize imports to benefit domestic manufacturing, we may improve our domestic sales which may have an overall positive impact on us given that 85% of our total revenue is derived from the United States. However, any such action may adversely impact our foreign sales, which may, in turn, adversely impact our ability to expand our overseas branches in the future. In addition, should a foreign government engage in its own trade protection, independent of or in response to another nation's action, it could have a negative direct or, more likely, indirect effect on our net sales and profits by reducing demand for exports by United States companies. Such changes could adversely affect our financial results. This dynamic would apply to every country in which we operate, but no other country represents more than 10% of our net sales.
Products manufactured in foreign countries may cease to be available for reasons unrelated to trade policy, which could adversely affect our inventory levels and operating results. We obtain certain of our products, and our suppliers obtain certain of their products, from China, Taiwan, South Korea, and other foreign countries. Our suppliers could discontinue selling products manufactured in foreign countries at any time for reasons that may or may not be in our control or our suppliers' control, including foreign government regulations, domestic government regulations, political unrest, war, disease, disruption or delays in shipments, or changes in local economic conditions. Additionally, the shipment of goods from foreign countries could be delayed by container shipping companies encountering financial or other difficulties. Our operating results and inventory levels could suffer if we are unable to promptly replace a supplier or shipper who is unwilling or unable to satisfy our requirements with another supplier or shipper providing equally appealing products and services.
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
Our current estimates of total market potential as well as the market potential of our business strategies could be incorrect. We believe we have a significant opportunity for growth based on our belief that North American market demand for the products we sell is estimated to exceed $140 billion. This figure is not derived from an independent organization or data source that aggregates and publishes widely agreed-upon demand and market share statistics. Instead, we have identified this figure based on our own experience in the marketplace for our products and by evaluating estimates from other sources. If we have overestimated the size of our market, and in doing so, underestimated our current share of it, the size of our opportunity for growth may not be as significant as we currently believe. Similarly, we have provided estimates of the opportunities we have with some of our specific growth strategies, such as industrial vending and Onsite locations. Within North America, we believe the potential market opportunity for industrial vending is approximately 1.7 million devices and we have identified over 19,000 customer locations with the potential to implement our Onsite service model within our traditional manufacturing and construction customer base. We have identified additional markets, such as government, healthcare, and academia, and geographies into which we can sell our FMI solutions, which would increase the number of identified potential industrial vending or customer locations. However, our presence in emerging markets and geographies is not as established as is the case in our traditional markets and geographies, which could extend the sales cycle. Similar to the case for total market size, we use our own experience and data to arrive at the size of these potential opportunities and not independent sources. These estimates are based on our business model today, and the introduction or expansion of other business strategies, such as on-line retailing, could cause them to change. In addition, the market potential of a particular business strategy may vary from expectations due to a change in the marketplace (such as changes in customer concentration or needs), a change in the nature of that business strategy, or weaker than anticipated acceptance by customers of that business strategy. We cannot guarantee that our market potential estimates are accurate or that we will ultimately decide to expand our industrial vending or Onsite service models as we anticipate to reach the full market opportunity.
We are exposed to foreign currency exchange rate risk, and changes in foreign exchange rates could increase the cost of purchasing products and impact our foreign sales. Because our company was started in the United States and because we are publicly-traded in the United States, we report our results based on the United States dollar. Because the functional currency related to most of our non-United States operations is the applicable local currency, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. Fluctuations in the relative strength of foreign economies and their related currencies could adversely impact our ability to procure products at competitive prices and our foreign sales. Historically, our primary exchange rate exposure has been with the Canadian dollar. There can be no assurance that currency exchange rate fluctuations with the Canadian dollar and other foreign currencies will not adversely affect our results of operations, financial condition, and cash flows. While the use of currency hedging instruments may provide us with protection from adverse fluctuations in currency exchange rates, we are not currently using these instruments and we have not historically hedged this exposure. If we decide to do so in the future, we could potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.
Credit and Liquidity Risks
Tight credit markets could impact our ability to obtain financing on reasonable terms or increase the cost of existing or future financing and interest rate fluctuations could adversely impact our results. As of December 31, 2020, we had $405.0 of outstanding debt obligations, consisting entirely of senior unsecured promissory notes issued under our master note agreement (the 'Master Note Agreement') in the aggregate principal amount of $405.0. We did not have loans outstanding under our revolving credit facility (the 'Credit Facility') as of December 31, 2020. Loans under the Credit Facility bear interest at a rate per annum based on the London Interbank Offered Rate (LIBOR) and mature on November 30, 2023. The notes issued under our Master Note Agreement consist of eight series and are described in further detail in Note 10 of the Notes to Consolidated Financial Statements included later in this Form 10-K.

During periods of volatility and disruption in the United States credit markets, financing may become more costly and more difficult to obtain. Although the market turmoil of 2020 did not have a significant adverse impact on our liquidity or borrowing costs given our low level of indebtedness at that time, the availability of funds tightened and credit spreads on corporate debt increased. We currently have the capacity under our Credit Facility and Master Note Agreement to increase borrowings in the future. If credit market volatility were to return, the cost of servicing any existing balances on our Credit Facility at that time could increase due to the LIBOR-based interest rate provided for under our Credit Facility. In July 2017, the Financial Conduct Authority in the United Kingdom, the governing body responsible for regulating LIBOR, announced that it no longer will compel or persuade financial institutions and panel banks to make LIBOR submissions after 2021. The cessation date for submission and publication of rates for certain tenors of LIBOR has since been extended until mid-2023, but it is uncertain when applicable tenors of LIBOR will cease to exist and whether additional reforms to LIBOR may be enacted, but LIBOR is still expected to cease to be the reference rate for commercial loans and other indebtedness. Our Credit Facility currently uses LIBOR as a reference rate, and, while there are customary LIBOR replacement provisions in our Credit Facility, the transition to alternatives to LIBOR could be modestly disruptive to the credit markets. While we do not believe that the impact would be material to us given the usage of our Credit Facility, we do not yet have insight into what the impacts might be. In addition, borrowing additional amounts to finance stock purchases, dividends, capital expenditures, and other liquidity needs or to refinance our existing indebtedness could be difficult and the cost of doing so could be high.
General Risk Factors
There can be no assurance that our stock price will continue to reflect the current multiple of earnings over time. Stock prices, including ours, are commonly thought to be a function of earnings compounded by a multiple. This is often referred to as a price-to-earnings (or P/E) ratio. Historically, investors have given our earnings a higher multiple, or premium, than is typical of the broader industrial sector of which we are typically associated. We believe we have earned this premium by virtue of a long history of superior growth, profitability, and returns. However, to the extent that we fail to successfully execute our growth strategies and/or poorly navigate the risks that surround our business, including those described throughout this section, or to the extent our industry (industrial distribution, or industrial stocks in general) loses favor in the marketplace, there can be no assurance that investors will continue to afford a premium multiple to our earnings which could adversely affect our stock price.
We cannot provide any guaranty of future dividend payments or that we will continue to purchase shares of our common stock pursuant to our share purchase program. Although our board of directors has historically authorized the payment of quarterly cash dividends on our common stock and indicated an intention to do so in the future, there are no assurances that we will continue to pay dividends in the future or continue to increase dividends at historic rates. In addition, although our board of directors has authorized share purchase programs and we purchased shares in 2020, 2018, and prior years through these programs, we may discontinue doing so at any time. Any decision to continue to pay quarterly dividends on our common stock, to increase those dividends, or to purchase our common stock in the future will be based upon our financial condition and results of operations, the price of our common stock, credit conditions, and such other factors as are deemed relevant by our board of directors.
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Note – Information in this section is as of December 31, 2020, unless otherwise noted.
We own, and in some cases, lease, the following facilities, excluding selling locations:

Location	Purpose	Leased	Tote Locations (ASRS)(1)		Approximate Square Feet
Winona, Minnesota	Distribution center and home office (2)		246,000		259,000
Indianapolis, Indiana	Distribution center		547,000	(3)	1,039,000
Akron, Ohio	Distribution center		103,000		182,000
Scranton, Pennsylvania	Distribution center		104,000		189,000
Denton, Texas	Distribution center		41,000	(4)	176,000
Atlanta, Georgia	Distribution center		77,000		198,000
Seattle, Washington	Distribution center		140,000		246,000
Modesto, California	Distribution center and manufacturing facility		69,000		328,000
Salt Lake City, Utah	Distribution center and packaging facility (three buildings)	X	—		156,000
High Point, North Carolina	Distribution center (two buildings) (5)		132,000		680,000
Kansas City, Kansas	Distribution center		170,000		468,000
Jackson, Mississippi	Distribution center		—		269,000
Kitchener, Ontario, Canada	Distribution center		128,000		242,000
Edmonton, Alberta, Canada	Distribution center	X	—		38,000
Apodaca, Nuevo Leon, Mexico	Distribution center	X	—		46,000
Dordrecht, Netherlands	Distribution center	X	—		35,000
Shanghai, China	Local re-distribution center	X	—		16,000
(1) Total number of tote locations for small parts storage included in facilities with an ASRS.
(2) During 2018, we acquired land for future expansion of our home office, and, as of December 2020, we have additional office space under construction.
(3) This property contains an ASRS with capacity of 52,000 pallet locations, in addition to the 547,000 tote locations for small parts.
(4) This facility contains an ASRS with capacity of 14,000 pallet locations, in addition to the 41,000 tote locations for small parts.
(5) In late December 2018, we purchased an additional distribution center in High Point, North Carolina with approximately 750,000 total square feet. Approximately 371,000 square feet will be leased by the building's previous owner until December 2022. We currently utilize approximately 379,000 square feet for distribution activities.

We also own, and in some cases, lease, the following support facilities, excluding selling locations:

Location	Purpose	Leased	Approximate Square Feet
Winona, Minnesota	Manufacturing facility		100,000
Indianapolis, Indiana	Manufacturing facility		220,000
Houston, Texas	Manufacturing facility		120,000
Wallingford, Connecticut	Manufacturing facility		187,000
Rockford, Illinois	Manufacturing facility		100,000
Johor, Malaysia	Manufacturing facility		30,000
Modrice, Czech Republic	Manufacturing facility	X	17,000
Leeds, United Kingdom	Manufacturing facility	X	28,000
Winona, Minnesota	Multiple facilities for office space, storage, and packaging operations		240,000
Bangalore, India	International information technology office	X	15,000

In addition, we own 167 buildings that house our in-market locations in various cities throughout North America.
All other buildings we occupy are leased. Leased branches range from approximately 3,000 to 15,000 square feet, with lease terms of up to 60 months (most initial lease terms are for 36 to 60 months).

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

ITEM 3.LEGAL PROCEEDINGS
A description of our legal proceedings, if any, is contained in Note 11 of the Notes to Consolidated Financial Statements.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Data
Dollar amounts in this section are stated in whole numbers.
Our shares are traded on The Nasdaq Stock Market under the symbol 'FAST'. As of January 22, 2021, there were approximately 1,000 record holders of our common stock, which includes nominees or broker dealers holding stock on behalf of an estimated 348,000 beneficial owners.
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during each of the last three months of 2020:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2020	0	—	0	3,200,000
November 1-30, 2020	0	—	0	3,200,000
December 1-31, 2020	0	—	0	3,200,000
Total	0	—	0	3,200,000
(1) On July 11, 2017, our board of directors established a new authorization for us to repurchase up to 10,000,000 shares of our common stock. The repurchase program has no expiration date. As of December 31, 2020, we had remaining authority to repurchase 3,200,000 shares under this authorization.
Purchases of shares of our common stock throughout 2020 are described later in this Form 10-K under the heading 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations'.

Fastenal Company Common Stock Comparative Performance Graph
Set forth below is a graph comparing, for the five years ended December 31, 2020, the yearly cumulative total shareholder return on our common stock with the yearly cumulative total shareholder return of the S&P 500 Index and the Dow Jones US Industrial Suppliers Index.
The comparison of total shareholder returns in the performance graph assumes that $100 was invested on December 31, 2015 in Fastenal Company, the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index, and that dividends were reinvested when and as paid.
Comparison of Five-Year Cumulative Total Return Among Fastenal Company, the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index

300
250
200
150
100
50
2015
2016
2017
2018
2019
2020
Fastenal Company
S&P 500 Index
Dow Jones US Industrial Suppliers Index

	2015	2016	2017	2018	2019	2020
Fastenal Company	$100.00	118.51	141.82	139.60	202.47	276.51
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
Dow Jones US Industrial Suppliers Index	100.00	122.84	128.08	124.99	165.27	208.95
Note - The graph and index table above were obtained from Zacks SEC Compliance Services Group.

ITEM 6.SELECTED FINANCIAL DATA
Incorporated herein by reference is Ten-Year Selected Financial Data on pages 4 and 5 of Fastenal's 2020 Annual Report to Shareholders of which this Form 10-K forms a part, a portion of which is filed as Exhibit 13 to this annual report on
Form 10-K.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements and should be read in conjunction with those consolidated financial statements. This section of this 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-date comparisons between 2019 and 2018 that are not included in this Form 10-K, can be found in 'Management's Discussion and Analysis of Financial Condition and Results of Operations' in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 31, 2019.
Business and Operational Overview
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of over 3,200 in-market locations. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes sales of products for both original equipment manufacturing (OEM), where our products are consumed in the final products of our customers, and manufacturing, repair and operations (MRO), where are products are consumed to support the facilities and ongoing operations of our customers. The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, oil exploration companies, oil production and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our branches, Onsite locations, and customers are primarily located in North America.
It is helpful to appreciate several aspects of our marketplace: (1) It's big. We estimate the North American marketplace for industrial supplies is in excess of $140 billion per year (and we have expanded beyond North America) and no company has a significant portion of this market. (2) Many of the products we sell are individually inexpensive, but the cost and time to manage, procure, and transport these products can be quite meaningful. (3) Purchasing professionals often expend disproportionate effort managing the high stock keeping unit (SKU) count of low-volume, low value MRO supplies which is better allocated to their higher volume, higher value OEM supplies. (4) Many customers prefer to reduce their number of suppliers to simplify their business, while also utilizing various technologies and models (including our local branches when they need something quickly or unexpectedly) to improve availability and reduce waste. (5) We believe the markets are efficient. To us, this means we can grow our market share if we provide the greatest value to our customer.
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
We believe our ability to grow is amplified if we can serve our customers at the closest economic point of contact. At one point, the closest economic point of contact was the local branch. Today, in many cases, we have moved the branch inside the customers' facility. We also are frequently positioned right at the point of consumption within customers' facilities through our suite of FMI devices and capabilities. Therefore, our focus centers on understanding our customers' day, their opportunities, and their obstacles. By doing these things every day, Fastenal remains a growth-centric organization.
Impact of COVID-19 on Our Business
In the second quarter of 2020, the impacts of the COVID-19 pandemic on our business were dramatic in two respects. First, local and national actions taken, such as stay-at-home mandates, reduced business activity sharply as many customers either closed their locations or operated at significantly diminished capacity. This effect was illustrated in a significant decline in sales for our fastener products. Second, social actions taken to mitigate the effects of the pandemic produced significant demand for personal protection equipment (PPE) and sanitation products, generating significant sales of such products not only to certain traditional customers but also to state and local government entities as well as front line responders. This effect was illustrated by a significant increase in sales for our safety products. During that period, improved sales of PPE and sanitation products more than offset the general economic weakness. These dynamics affected our business throughout the second quarter of 2020, but the effects were greatest in April, with sequential improvements in May and June as business restrictions gradually eased.

The pandemic continued to have a significant impact on our business in the third and fourth quarters of 2020. The marketplace broadly, and Fastenal specifically, continued to operate with certain modifications to balance re-opening with employee and customer safety. However, most of the markets in which we operate began to normalize in the second half of 2020. This improved the outlook of the manufacturing and construction customers that support our traditional branch and Onsite business and moderated the level of demand for PPE and sanitation products that we experienced at the onset of the pandemic. We believe that the sequential gains in economic activity that we experienced in the latter part of the second quarter of 2020 continued through the third and fourth quarters of 2020, although the rate of improvement remains gradual.

Consistent with broader social trends, we have taken steps to safeguard the health of our employees. This includes closing branch and corporate facilities to outside personnel, adjusting work schedules to maximize social distance, creating space between work areas, providing ample PPE and cleaning supplies, having formal policies for mitigation in the event of cases of illness, utilizing technologies where work duties allow to enable work from home capabilities, and utilizing technologies such as vending and mobility to create social distancing. Due to these precautions, our operations have continued to function effectively, including our internal controls over financial reporting.

While there are exceptions, our customers have largely continued to operate their businesses despite a continued high rate of viral infections that exist as of this date, in contrast to the second quarter of 2020 when many temporarily suspended operations. Still, there remains significant uncertainty concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors deriving from the COVID-19 response that have or may negatively impact sales and gross margin in the future include, but are not limited to: limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products to customers; limitations on the ability of our customers to conduct their business and purchase our products and services; and limitations on the ability of our customers to pay us on a timely basis. With respect to liquidity, as of the end of 2020, we have substantially all of our $700.0 bank revolver available for use in the event that the need arises.

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
Executive Overview
Net sales increased $313.7, or 5.9%, in 2020 relative to 2019. Our gross profit increased $52.3, or 2.1%, in 2020 relative to 2019, and as a percentage of net sales declined to 45.5% in 2020 from 47.2% in 2019. Our operating income increased $84.5, or 8.0%, in 2020 relative to 2019, and as a percentage of net sales increased to 20.2% in 2020 from 19.8% in 2019.
Our net earnings in 2020 were $859.1, an increase of 8.6% when compared to 2019. Our diluted net earnings per share were $1.49 in 2020 compared to $1.38 in 2019, an increase of 8.4%.
Although we continued to market our growth drivers in 2020, COVID-19 created an environment that was not conducive to the level of signings we would have expected under normal business conditions. At the same time, significant resources shifted to focus on rapidly and efficiently securing, transporting, and providing PPE to new and existing customers that found themselves managing short-term crisis conditions brought on by the pandemic. These dynamics produced signings of just 223 new Onsite customer locations and 16,417 new industrial vending devices in 2020. Those same dynamics also produced very strong daily sales growth of 51.0% in our safety product line and 129.7% from government and healthcare customers in the period, which more than offset the low growth driver signings and weak activity in our traditional manufacturing and construction customer base.

The table below summarizes our absolute and full-time equivalent (FTE; based on 40 hours per week) employee headcount, our investments in in-market locations (defined as the sum of the total number of public branch locations and the total number of active Onsite locations), and industrial vending devices at the end of the periods presented and the percentage change compared to the end of the prior period.

	Q4 2020	Q4 2019	Twelve-month % Change
In-market locations - absolute employee headcount	12,680	13,977	-9.3%
In-market locations - FTE employee headcount	11,260	12,236	-8.0%
Total absolute employee headcount	20,365	21,948	-7.2%
Total FTE employee headcount	17,836	18,968	-6.0%

Number of public branch locations	2,003	2,114	-5.3%
Number of active Onsite locations	1,265	1,114	13.6%
Number of in-market locations	3,268	3,228	1.2%
Ratio of in-market location FTE headcount to in-market locations	3:1	4:1
Industrial vending devices (installed count) (1)	95,733	89,937	6.4%
Ratio of industrial vending devices to in-market locations	29:1	28:1
(1) This number primarily represents devices which principally dispense product and produce product revenues, and excludes approximately 15,000 devices that are part of a locker lease program where the devices are principally used for the check-in/check-out of equipment.
During the last twelve months, we reduced our total FTE employee headcount by 1,132. This reflects a decline in our in-market FTE employee headcount of 976, as well as declines in headcount at our distribution centers and manufacturing operations. These reductions are primarily related to efforts to manage expenses in response to weaker demand from traditional manufacturing and construction customers resulting from the COVID-19 pandemic. This was only partly offset by additions in non-branch selling and support roles. The latter most significantly reflects an increase in personnel in Information Technology, which includes the addition of employees from our acquisition of certain assets of Apex, as well as roles to support customer acquisition and implementation, particularly as it relates to our growth drivers and to support general corporate functions.
We opened twelve branches and closed 123 branches, net of conversions, in 2020. We activated 257 Onsite locations and closed 106, net of conversions, in 2020. The number of closings reflects both normal churn in our business, whether due to redefining or exiting customer relationships, the shutting or relocation of a customer facility, or a customer decision, as well as our ongoing review of underperforming locations. Our in-market network forms the foundation of our business strategy, and we will continue to open or close locations as is deemed necessary to sustain and improve our network, support our growth drivers, and manage our operating expenses.
Results of Operations
The following sets forth consolidated statements of earnings information (as a percentage of net sales) for the periods ended December 31:

	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Gross profit	45.5%	47.2%	48.3%
Operating and administrative expenses	25.3%	27.4%	28.2%
Gain on sale of property and equipment	0.0%	0.0%	0.0%
Operating income	20.2%	19.8%	20.1%
Net interest expense	-0.2%	-0.3%	-0.3%
Earnings before income taxes	20.1%	19.6%	19.9%
Note – Amounts may not foot due to rounding difference.

Net Sales
Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period. The table below sets forth net sales and daily sales for the periods ended December 31, and changes in such sales from the prior period to the more recent period:

	2020	2019	2018
Net sales	$5,647.3	5,333.7	4,965.1
Percentage change	5.9%	7.4%	13.1%
Business days	255	254	254
Daily sales	$22.1	21.0	19.5
Percentage change	5.5%	7.4%	13.1%
Daily sales impact of currency fluctuations	-0.1%	-0.3%	0.1%
Daily sales impact of acquisitions	0.0%	0.1%	0.4%
The increase in net sales noted above for 2020 was a function primarily of higher unit sales for safety products, specifically pandemic-related sales of PPE. The effect of higher prices during the period were not material. The increase in net sales noted above for 2019 was a result of higher unit sales and, to a lesser degree, higher prices. Higher product prices in 2019 were a result of actions taken to offset increases in product costs, and we believe these increases contributed 0.9% to 1.0% to sales growth during 2019.
Higher unit sales in 2020 were heavily influenced by actions taken by governments and businesses around the world to address COVID-19, which influenced the period in a couple of ways. First, by virtue of our ability to source and transport PPE, we were able to supply the needs of governments, first responders, and businesses as they worked to mitigate the effects of the pandemic on our communities and normalize business activity under more stringent safety protocols. This generated significant PPE sales through the year. We believe the best proxies for this trend was daily sales growth of our safety products of 51.0% and daily sales growth to our government and healthcare customers of 129.7%. Second, we managed the effects of business closures, disruption in labor forces and supply chains, and a reduction in general business activity that was a by-product of the responses of governments and businesses to the pandemic. The impact of this is best illustrated by several metrics. For instance, United States Industrial Production, which is published by the Federal Reserve, decreased 7.1% in 2020. Based on the large proportion of our sales that are derived from the United States, we believe United States Industrial Production is a good proxy for the state of our marketplace and that the significant decline in this metric is consistent with the weakness we experienced in our traditional manufacturing and construction markets. This was also reflected in the daily sales of fasteners, which is our most cyclical product line. Daily sales of fasteners declined 7.2% in 2020. Although traditional manufacturing and construction business activity has gradually, but steadily, improved from depressed second quarter of 2020 levels, it did remain negative through the year. Taking these two variables together, higher unit sales of PPE more than offset the decline in unit sales in our traditional manufacturing and construction business, resulting in higher net unit sales in 2020.
Our growth drivers did not contribute meaningfully to higher unit sales in 2020, which we believe is largely a function of difficulties gaining access to customers and facilities due to social distancing and safety guidelines in response to COVID-19. We signed 16,417 industrial vending devices during 2020, a decrease of 24.9% from 2019. This did increase our installed base to 95,733 devices at the end of 2020, an increase of 6.4% over 2019, but this increase was not sufficient to offset reduced throughput per device. As a result, sales through our vending devices declined at a low single-digit rate during 2020. We activated 257 new Onsite locations in 2020, a decrease of 17.6% over 2019. This allowed us to increase our active sites to 1,265 at the end of 2020, an increase of 13.6% over 2019, but this increase was not sufficient to offset significant sales declines in our older, more established Onsite locations. As a result, sales through our Onsite locations declined at a low single-digit rate during 2020. We did experience growth in our National Account customers of 6.7% in 2020 compared to 2019, though this was due to the sale of PPE to customers navigating the challenges of operating during a pandemic.
The higher unit sales in 2019 resulted primarily from two sources. First was higher underlying market demand, as illustrated by U.S. Industrial Production, which increased 0.8% in 2019, and daily sales of fasteners, which grew 5.5% in 2019. It is notable, however, that underlying demand in 2019 began strong but weakened throughout the year. Referring again to U.S. Industrial Production, it increased 2.9% in the first quarter of 2019 but decreased 0.9% in the fourth quarter of 2019. The slowing in these metrics from the start to the end of 2019 mirrored the slowing growth we experienced in our unit sales over the same period.
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
Sales by Product Line
The approximate mix of sales from fasteners, safety supplies, and all other product lines was as follows:

	2020	2019	2018
Fasteners	29.9%	34.2%	34.9%
Safety supplies	25.5%	17.9%	17.2%
Other product lines	44.6%	47.9%	47.9%
Shifts in product mix in 2020 largely reflects the factors that impacted our sales growth in the period. Specifically, strong demand for PPE generated strong sales growth in our safety products, while weak trends in underlying conditions affected our traditional manufacturing and construction customers resulting in a sales decline in our fastener products. The effect on other products was relatively muted, as certain lines benefited from pandemic-related demand (such as janitorial products), while others were negatively impacted by underlying demand (such as metalcutting and material handling). Shifts in product mix in 2019 were based on more traditional factors. The decrease in our fastener sales as a percentage of total sales arises from two factors. First, we believe non-fastener products represent a larger market opportunity than fasteners, and that we are relatively under-represented in this market. Over time, this has led to faster growth in the non-fastener product lines, a trend amplified by the growth of our industrial vending program through which we sell primarily non-fastener products. We believe this factor impacted 2019 and will continue to promote a lower mix of fasteners in our total sales over time. Second, the weakening industrial production environment had a disproportionately negative effect on fastener sales, particularly OEM fasteners sales, relative to non-fastener sales (which relates more to plant operations than production). This weakness is more of a cyclical factor than a structural one, and as such was relevant in 2020 (albeit overwhelmed by pandemic-related effects) and 2019.
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
Annual Sales Changes, by Month
During the months noted below, all of our selling locations, when combined, had daily sales growth rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2020	3.6%	4.7%	0.2%	6.7%	14.8%	9.5%	2.6%	2.5%	2.2%	4.1%	6.8%	9.3%
2019	13.3%	10.5%	12.7%	7.4%	9.5%	7.0%	6.1%	6.3%	5.8%	4.3%	5.7%	1.0%
2018	12.0%	14.8%	13.1%	13.4%	12.5%	13.5%	12.0%	13.7%	13.5%	12.4%	12.3%	14.5%
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
History has identified these landings in our business cycle. They generally relate to months where certain holidays impair business days and/or seasons impact certain end markets, particularly non-residential construction. The first landing centers on Easter and the Good Friday holiday that precedes it, which alternates between March and April (Good Friday occurred in April in 2020 and 2019, occurred in March during 2018, and will fall in April in 2021), the second landing centers on July 4th, and the third landing centers on the approach of winter with its seasonal impact on primarily our non-residential construction business and with the Christmas/New Year holidays. The holidays we noted impact the trends because they either move from month-to-month or because they move around during the week.

The table below shows the pattern to the sequential change in our daily sales. The line labeled 'Benchmark' is a historical average of our sequential daily sales change for the trailing five year average (2015-2019). We believe this time frame serves to show the historical pattern and could serve as a benchmark for current performance. The '2020', '2019', and '2018' lines represent our actual sequential daily sales changes. The '20Delta', '19Delta', and '18Delta' lines indicate the difference between the 'Benchmark' and the actual results in the respective year. Under normal circumstances, the sequential trends shown below are directly linked to fluctuations in our end markets. Further, in any given month it is possible to get significant deviation from the benchmark. However, we do not believe that fully explains the exaggerated delta between the sequential rates of change and the benchmark from March 2020 to July 2020. We believe deviation of this duration and order of magnitude is uncharacteristic in our business and is related to the dramatic impacts of the pandemic in that period.
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

	Jan.(1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Cumulative Change from Jan. to Oct.
Benchmark	-1.0%	1.2%	3.1%	0.1%	1.7%	1.8%	-3.4%	3.3%	2.2%	-2.5%	7.5%
2020	-1.3%	2.5%	-0.3%	3.9%	10.4%	-3.3%	-10.5%	3.8%	2.9%	-2.6%	5.5%
20Delta	-0.3%	1.3%	-3.4%	3.8%	8.7%	-5.1%	-7.0%	0.5%	0.6%	-0.1%	-2.0%
2019	-0.5%	1.4%	4.2%	-2.4%	2.5%	1.4%	-4.4%	3.9%	3.1%	-4.4%	4.9%
19Delta	0.4%	0.2%	1.1%	-2.5%	0.8%	-0.4%	-1.0%	0.6%	0.9%	-1.9%	-2.6%
2018	-1.3%	4.0%	2.1%	2.4%	0.6%	3.7%	-3.6%	3.8%	3.6%	-3.0%	13.9%
18Delta	-0.3%	2.8%	-1.0%	2.3%	-1.1%	2.0%	-0.2%	0.5%	1.3%	-0.5%	6.4%
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
A graph of the sequential daily sales change patterns discussed above, starting with a base of '100' in the previous October and ending with the next October, would be as follows:

120
110
100
90
Previous Oct.
Jan.
Feb.
Mar.
Apr.
May
June
July
Aug.
Sept.
Oct.
Benchmark
2020
2019
2018

End Market Performance
We estimate approximately 65% of our business has historically been with customers engaged in some type of manufacturing, a significant subset of which finds its way into the heavy equipment market. The daily sales growth (contraction) rates to these manufacturing customers, when compared to the same period in the prior year, were as follows:

	Q1	Q2	Q3	Q4	Annual
2020	3.0%	-9.4%	-4.7%	1.7%	-2.5%
2019	13.4%	9.1%	7.7%	5.1%	8.8%
2018	14.3%	13.3%	13.0%	13.3%	13.5%
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
The best way to understand the change in our industrial production business is to examine the results in our fastener product line (which, under normal business conditions, represents 30% to 35% of our business) which is heavily influenced by changes in our business with heavy equipment manufacturers. From a company perspective, daily sales growth (contraction) rates of fasteners, when compared to the same period in the prior year, were as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2020	-2.6%	-16.4%	-6.9%	-2.3%	-7.2%
2019	11.8%	5.5%	3.0%	1.8%	5.5%
2018	11.8%	11.1%	10.8%	11.3%	11.2%
The daily sales growth (contraction) rates of fasteners noted in the table above for first quarter of 2018, include 3.7 percentage points attributable to Mansco (acquired on March 31, 2017).
By contrast, the best way to understand the change in the maintenance portion of the manufacturing business is to examine the results in our non-fastener product lines. From a company perspective, daily sales growth rates of non-fasteners, when compared to the same period in the prior year, were as follows (note: this information includes all end markets):

	Q1	Q2	Q3	Q4	Annual
2020	6.0%	25.6%	7.8%	11.2%	12.7%
2019	12.7%	9.5%	8.0%	5.1%	8.8%
2018	14.5%	14.8%	14.9%	14.6%	14.7%
Two product lines, safety and janitorial, accounted for approximately half of total non-fastener sales and saw a meaningful increase in sales in 2020 due to demand generated in response to the COVID-19 pandemic. As a result, the change in our non-fastener lines in 2020 did not provide as much insight into the trends of our traditional manufacturing and construction customers as is typically the case. Still, we have sold non-fastener products through multiple cycles that do not include a pandemic and believe we can make several observations. Generally speaking, our non-fastener business is not immune to the impact of industrial cycles. However, we would typically expect it to outperform our fastener business in any cycle. This reflects three things: the non-fastener market is larger than the fastener market, we are underpenetrated in the non-fastener market relative to the fastener market, and industrial vending lends itself to sales of non-fastener products. This is what we experienced in 2019. The outperformance of our non-fastener business was far more dramatic in 2020 than can be explained by our traditional drivers of outperformance, and reflects the impact of COVID-19 on our sales of safety products, specifically PPE, and janitorial products, such as sanitizer and wipes.
Our non-residential construction and reseller customers have historically represented 20% to 25% of our business, though in 2020 it was slightly below the bottom of this range. The daily sales growth (contraction) rates to these customers, when compared to the same period in the prior year, were as follows:

	Q1	Q2	Q3	Q4	Annual
2020	-1.2%	-10.0%	-11.5%	-8.3%	-7.8%
2019	12.1%	6.0%	0.6%	0.7%	4.7%
2018	11.7%	17.6%	19.2%	16.4%	16.3%

Our non-residential construction and reseller business is heavily influenced by manufacturing, oil and gas, and infrastructure spending. In 2020 and 2019, the poor and slowing production environment, respectively and as described above, and the accompanying worsening trends for commodities such as metals and energy, caused the growth in our non-residential construction and reseller customers to slow. In 2020, this was exacerbated by project suspensions as many states and regions shut down activity in an effort to control the pandemic.
Gross Profit
The gross profit percentage during each period was as follows:

	Q1	Q2	Q3	Q4	Annual
2020	46.6%	44.5%	45.3%	45.6%	45.5%
2019	47.7%	46.9%	47.2%	46.9%	47.2%
2018	48.7%	48.7%	48.1%	47.7%	48.3%
Our gross profit, as a percentage of net sales, was 45.5% in 2020 and 47.2% in 2019. The gross profit percentage for 2020 decreased by 170 basis points based on three items. (1) A decline in product margin for safety and other products, which itself reflects several trends. First, in the second quarter of 2020 in order to procure supplies we utilized unfamiliar supply chains and prioritized speed of acquisition over efficiency, resulting in lower margins. Second, in the third and fourth quarters of 2020 certain pandemic related products became oversupplied, and profits on our inventory fell (masks) while other products were in such short supply that cost rose (gloves). We mitigated these effects as the year progressed, but did not eliminate them. Third, mix within these categories was negative to margin, as in general COVID-related products had lower margins and increased in the mix. (2) A change in product mix. Fasteners are our largest and highest gross profit margin product line due to the high transaction cost surrounding the sourcing and supply of the product for customers. Our fastener product line declined to 29.9% of sales in 2020 from 34.2% of sales in 2019. (3) Overhead and organizational expenses. This includes the negative impact that reduced sales for certain product lines has on vendor rebates, clearance efforts to remove older and slower moving inventory, and the deleverage of certain fixed and period costs related to cyclical weakness in our traditional manufacturing and construction markets. These three adverse variables were partly offset by a better cost profile for our captive fleet. We operate our own fleet of trucks for moving product between suppliers, our distribution centers, and our in-market locations. We believe this provides us a competitive advantage in terms of our ability to move product efficiently and quickly, but there is a cost to supporting and maintaining these assets. During periods of economic weakness, it can become more difficult to charge freight to offset these costs and/or the relatively stable cost profile of these assets could result in deleverage. We successfully mitigated these challenges in 2020 by reducing movement and labor costs.
During 2019, our gross profit as a percentage of net sales decreased when compared to the prior year. The decrease was primarily caused by three variables. (1) A change in product and customer mix, as we experienced the combination of relatively slow net sales growth in our fastener product line and relatively faster net sales growth to our largest customers, for which National Accounts is a good proxy and which tend to have lower margins. (2) We experienced rising freight expense as a result of costs related to transporting products, particularly shipping fees, driver wages, and fuel. (3) We experienced an increase in the cost of our products due to generalized inflation and tariffs resulting from disputes between the United States and its trade partners. We implemented several actions to mitigate the impact of these cost increases in 2019, including price increases. For the full year, the net impact of these actions was minor. However, the impact through the year differed, with a larger negative impact on the gross profit percentage in the first half of 2019 and a relatively modest impact in the second half of 2019.
Operating and Administrative Expenses
Our operating and administrative expenses (including the gain on sales of property and equipment), as a percentage of net sales, improved to 25.3% in 2020 from 27.3% in 2019. This improvement was a function of the growth in employee-related, occupancy-related, and all other operating and administrative expenses being more modest than the growth in sales. Employee-related expenses improved the ratio of operating and administrative expenses as a percentage of sales by 140 to 145 basis points in 2020 from 2019. Occupancy-related expenses improved the ratio of operating and administrative expenses as a percentage of sales by 25 to 30 basis points in 2020 from 2019. All other operating and administrative expenses improved the ratio of operating and administrative expenses as a percentage of sales by 40 to 45 basis points in 2020 from 2019.
Our operating and administrative expenses (including the gain on sales of property and equipment), as a percentage of net sales, improved to 27.3% in 2019 from 28.2% in 2018. This improvement was a function of the growth in employee-related, occupancy-related, and all other operating and administrative expenses being more modest than the growth in sales. Employee-related expenses improved the ratio of operating and administrative expenses as a percentage of sales by 40 to 45 basis points in 2019 from 2018. Occupancy-related expenses improved the ratio of operating and administrative expenses as a percentage of sales by 20 to 25 basis points in 2019 from 2018. All other operating and administrative expenses improved the ratio of operating and administrative expenses as a percentage of sales by 20 to 25 basis points in 2019 from 2018.

The growth (contraction) in employee-related, occupancy-related, and all other operating and administrative expenses (including the gain on sales of property and equipment) compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Twelve-month Period
		2020	2019	2018
Employee-related expenses	68% to 73%(1)	-2.0%	5.1%	11.1%
Occupancy-related expenses	15% to 20%	0.3%	2.8%	5.0%
All other operating and administrative expenses	10% to 15%	-7.2%	1.5%	5.2%
(1) Employee-related expenses fell within a range of 68-73% of our total operating and administrative expenses during 2020. During 2019, employee-related expenses fell within a range of 65-70% of our total operating and administrative expenses.
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes.
Our employee-related expenses decreased in 2020 from 2019. This was related to: a decrease in full-time equivalent (FTE) headcount and related base wages and employment taxes related to efforts to reduce costs given weak demand in our traditional manufacturing and construction markets; lower bonuses and commissions given weak demand in our traditional manufacturing and construction markets; and reduced costs associated with the Fastenal School of Business as training shifted from in-person to online. This was only partly offset by an increase in our profit sharing contribution and health care costs. Our employee-related expenses increased in 2019 from 2018. This was related to: (1) an increase in FTE headcount related to efforts to support growth in our business, (2) higher performance bonuses and commissions due to growth in net sales and net earnings, (3) an increase in our profit sharing contribution and options awards, (4) increases in hourly base wages, and (5) increased health care costs.
The table below summarizes the percentage change in our FTE headcount at the end of the periods presented compared to the end of the prior period:

	Twelve-month Period
	2020	2019	2018
In-market locations (branches & Onsites)	-8.0%	0.2%	5.7%
Non-in-market selling (1)	5.4%	5.3%	3.3%
Selling subtotal	-6.2%	0.8%	5.4%
Distribution/Transportation	-10.5%	2.2%	12.2%
Manufacturing	-9.9%	-2.7%	12.0%
Administration (2)	8.7%	8.5%	7.3%
Non-selling subtotal	-5.2%	3.1%	10.9%
Total	-6.0%	1.4%	6.8%
(1) Our non-in-market selling employee count has grown in recent years due to an increased focus on resources to support our growth drivers, particularly Onsite and national account growth
(2) Administration primarily includes our Sales Support, Information Technology, Finance and Accounting, Human Resources, and senior leadership roles and functions. Our administrative employee count has grown in recent years due to an increased focus on technology capabilities. For example, 66.7% of the increase in administrative employees in 2020 over 2019 related to our additions to our information technology teams.
Occupancy-related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our branches and distribution locations, and (4) industrial vending equipment (we consider the vending equipment, excluding leased locker equipment, to be a logical extension of our in-market operations and classify the depreciation and repair costs as occupancy expenses).
Our occupancy-related expenses increased slightly in 2020 from 2019. This was primarily due to higher depreciation related to facility expansions completed in 2019, partly offset by lower utility costs in our branches. Our occupancy-related expenses increased in 2019 from 2018. This was related primarily to: higher depreciation as a result of facility expansions completed during the year; and increases to industrial vending equipment.

All other operating and administrative expenses include: (1) selling-related transportation, (2) information technology (IT) expenses, (3) general corporate expenses, which consists of legal expenses, general insurance expenses, travel and marketing expenses, etc., and (4) the gain on sales of property and equipment.

Combined, all other operating and administrative expenses decreased in 2020 from 2019. This was related to: lower selling-related freight expenses due to reduced travel as a result of COVID-related restrictions, the rationalization of our branch fleet, and significantly reduced travel and meal expenses due to reduced travel as a result of COVID-related restrictions. This was partly offset by higher spending on information technology. Combined, all other operating and administrative expenses increased in 2019 from 2018. This was related to: higher spending on information technology; and higher selling-related freight expense.
Net Interest Expense
Our net interest expense was $9.1 in 2020 compared to $13.6 in 2019, and $12.3 in 2018. The decrease in 2020, when compared to 2019, was due to a slightly lower average debt balance paired with substantially lower interest rates. During the year, we increased the debt held under our Master Note Agreement to $405.0 as a means of fixing a portion of our debt and freeing up borrowing capacity under our revolver. This debt has various maturities and interest rates, which collectively are at attractive levels. The increase in 2019, when compared to 2018, was mainly caused by higher average interest rates and a higher average debt balance during the period.
Income Taxes
We recorded income tax expense of $273.6 in 2020, or 24.2% of earnings before income taxes. Our income tax expense was reduced by $5.3 due to discrete items mainly relating to benefits associated with the exercise of stock options and changes in the reserve for uncertain tax positions.
We recorded income tax expense of $252.8 in 2019, or 24.2% of earnings before income taxes. Our income tax expense was reduced by $2.6 as a result of applying guideline clarifications issued by the IRS on certain aspects of tax reform, as well as tax benefits associated with the exercise of stock options. This reduced our tax rate in the period by 30 basis points.
Net Earnings
Net earnings, net earnings per share (EPS), the percentage change in net earnings, and the percentage change in EPS, were as follows:

Dollar Amounts	2020	2019	2018 (1)
Net earnings	$859.1	790.9	751.9
Basic EPS	1.50	1.38	1.31
Diluted EPS	1.49	1.38	1.31

Percentage Change	2020	2019	2018 (1)
Net earnings	8.6%	5.2%	29.9%
Basic EPS	8.5%	5.3%	30.5%
Diluted EPS	8.4%	5.2%	30.5%
	2020	2019	2018
Tax Rate	24.2%	24.2%	23.8%
(1) As a result of the Tax Act, discrete tax items benefited our net earnings by $7.1 during 2018.
During 2020 and 2019, net earnings increased, primarily due to stronger sales and higher operating profits, and were only partly offset by an increase in income tax expense. The increase in basic and diluted earnings per share also reflected the purchase of our shares of common stock in 2020.

Liquidity and Capital Resources
Net Cash Provided by Operating Activities
Net cash provided by operating activities in dollars and as a percentage of net earnings were as follows:

	2020	2019	2018
Net cash provided	$1,101.8	842.7	674.2
% of net earnings	128.3%	106.5%	89.7%
In 2020, the increase in our operating cash flow as a percentage of net earnings is due to working capital assets and liabilities being a modest source of cash in 2020, as opposed to a significant use of cash in 2019. This includes the deferral of $30.0 in payroll taxes resulting from the CARES Act and a timing-related higher accounts payable balance. In 2019, the increase in our operating cash flow as a percentage of net earnings reflects a reduced drag from working capital investment than what was experienced in 2018 and, to a lesser degree, higher net income.
Trade Working Capital Assets
Trade working capital assets are highlighted below. The annual dollar change and the annual percentage change were as follows:

Dollar change	2020	2019
Accounts receivable, net	$27.6	27.5
Inventories	(28.9)	87.7
Trade working capital	$(1.2)	115.2

Accounts payable	14.2	(0.7)

Trade working capital, net	(15.4)	115.9
Annual percentage change	2020	2019
Accounts receivable, net	3.7%	3.9%
Inventories	(2.1)%	6.9%
Trade working capital	(0.1)%	5.8%
Accounts payable	7.3%	(0.4)%
Trade working capital, net	(0.8)%	6.4%
Note – Amounts may not foot due to rounding difference.
In 2020, the annual growth in net accounts receivable reflects growth in sales, mitigated by the substantial increase in sales to government customers, which tended to have shorter payment terms in 2020, and strong collections at year end. In 2019, the annual growth in net accounts receivable reflects not only our growth in sales, but also the fact that our growth is being driven disproportionately by our national accounts program where our customers tend to have longer payment terms than our customer base as a whole. Growth was also relatively stronger with customers outside the U.S., which similarly tend to have longer payment terms than our customer base as a whole. The rate of growth in receivables did slow throughout 2019, largely reflecting the impact on receivables of softer business activity.
Our inventory balances over time will respond to business activity, though various factors produce a looser relationship to our monthly sales patterns than we tend to experience in accounts receivable. One reason for this is cyclical. We source significant quantities of product from overseas, and the lead time involved in procuring these products is typically longer than the visibility we have into future monthly sales patterns. As a result, trends in our inventory will often lag trends in economic conditions. A second reason is our growth drivers, including our FMI offerings, Onsite channel, and international expansion, all of which tend to require significant investments in inventory. In 2020, our inventories decreased, reflecting a number of factors, including reduced stocking needs on the part of our traditional manufacturing and construction customers due to weak business activity, reduced vending and Onsite signings, and good execution on initiatives aimed at improving our inventory balances. This was partly offset by COVID-related PPE balances that we added in the second quarter of 2020 and have been declining over the second half of 2020, but we had no such PPE inventory in the preceding year. In 2019, our inventories increased to support higher sales, reflecting large increases in the number of installed vending devices and active Onsite locations, and from inflation and tariffs.

In 2020, the annual growth in accounts payable reflected primarily the timing of certain payments that slipped out of the fourth quarter of 2020 and into the first quarter of 2021. In 2019, the slight decrease in accounts payable came as a result of softer year end business activity.
The approximate percentage mix of inventory stocked at our selling locations versus our distribution center and manufacturing locations was as follows at year end:

	2020	2019	2018
Selling locations	59%	60%	61%
Distribution center and manufacturing locations	41%	40%	39%
Total	100%	100%	100%
Net Cash Used in Investing Activities
Net cash used in investing activities in dollars and as a percentage of net earnings were as follows:

	2020	2019	2018
Net cash used	$281.7	239.7	173.9
% of net earnings	32.8%	30.3%	23.1%

The changes in net cash used in investing activities in 2020 were primarily related to an increase of $125.0 for the purchase of certain assets of Apex Industrial Technologies LLC, which was partly offset by changes in our net capital expenditures. The changes in net cash used in investing activities in 2019 was primarily related to changes in our net capital expenditures.
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
Set forth below is a recap of our 2020, 2019, and 2018 net capital expenditures in dollars and as a percentage of net sales and net earnings:

	2020	2019	2018
Manufacturing, warehouse and packaging equipment, industrial vending equipment, and facilities	$91.5	172.7	110.7
Shelving and related supplies for in-market location openings and for product expansion at existing in-market locations	15.7	12.3	9.6
Data processing software and equipment	31.4	31.1	30.9
Real estate and improvements to branch locations	16.1	8.9	12.9
Vehicles	13.4	21.4	12.2
Purchases of property and equipment	168.1	246.4	176.3
Proceeds from sale of property and equipment	(10.6)	(6.6)	(9.5)
Net capital expenditures	157.5	239.8	166.8
% of net sales	2.8%	4.5%	3.4%
% of net earnings	18.3%	30.3%	22.2%
Our net capital expenditures decreased in 2020, when compared to 2019. We reduced capital spending expectations early in 2020 across most tracked categories as financial uncertainty related to the pandemic response emerged. The decline relates to lower spending on facility capacity and equipment following our investments in 2019, lower spending for vending devices as a result of our acquisition of certain assets of Apex and lower signings, lower spending on our captive fleet, and lower spending for manufacturing equipment. Our net capital expenditures increased in 2019, when compared to 2018, primarily due to increased spending on hub property and equipment, both to expand current capacity and for potential future expansion, higher spending on vending devices to support the growth of our industrial vending program, and investment in our trucking assets.

We expect our net capital expenditures in 2021 to be within a range of $170.0 to $200.0. This increase from 2020 relates to increased spending for a non-hub construction project in Winona to support growth, higher maintenance spending across most tracked categories following tighter spending control in 2020, and lower anticipated proceeds from asset sales. These factors will be slightly offset by lower spending on vending devices due to a full year of lower unit cost following our acquisition of certain assets of Apex. We anticipate funding our capital expenditure needs with cash generated from operations, from available cash and cash equivalents, and, if necessary, from our borrowing capacity.

Net Cash Used in Financing Activities
Net cash used in financing activities in dollars and as a percentage of net earnings were as follows:

	2020	2019	2018
Net cash used	$754.4	595.1	446.5
% of net earnings	87.8%	75.2%	59.4%
The fluctuations in net cash used in financing activities are due to changes in the level of our dividend payments and in the level of common stock purchases. These amounts were partially offset by the exercise of stock options and net payments (proceeds) from debt obligations. These items in dollars and as a percentage of earnings were as follows:

	2020	2019	2018
Dividends paid	$803.4	498.6	441.9
% of net earnings	93.5%	63.0%	58.8%

Common stock purchases	52.0	—	103.0
% of net earnings	6.1%	—	13.7%

Total returned to shareholders	$855.4	498.6	544.9
% of net earnings	99.6%	63.0%	72.5%

Proceeds from the exercise of stock options	$(41.0)	(58.5)	(13.4)
% of net earnings	-4.8%	-7.4%	-1.8%

Cash payments (proceeds), net	$(60.0)	155.0	(85.0)
% of net earnings	-7.0%	19.6%	-11.3%

Net cash used	$754.4	595.1	446.5
% of net earnings	87.8%	75.2%	59.4%
Stock Purchases
In 2020, we purchased 1,600,000 shares of our common stock at an average price of approximately $32.54. In 2019, we did not purchase any shares of our common stock. In 2018, we purchased 4,000,000 shares of our common stock at an average price of approximately $25.75 per share.
Dividends
We declared a quarterly dividend of $0.28 per share on January 19, 2021. In 2020, we paid aggregate annual dividends per share of $1.40. This included $1.00 in regular quarterly dividends and a $0.40 special dividend paid in December 2020 as a result of our high cash balances and favorable financial outlook. In 2019, we paid aggregate annual dividends per share of $0.87.

Debt
In order to fund the considerable cash needed to expand our industrial vending business, expand capacity and increase the use of automation in our distribution centers, pay dividends, and, in 2020, to purchase our common stock, pre-pay vendors to secure access to critical products during the pandemic, and acquire certain assets of Apex Industrial Technologies LLC, we have borrowed under our Credit Facility and our Master Note Agreement in recent periods.
Our borrowings under the Credit Facility and Master Note Agreement peaked during each quarter of 2020 and 2019 as follows:

Peak borrowings	2020	2019
First quarter	$470.0	585.0
Second quarter	640.0	535.0
Third quarter	445.0	530.0
Fourth quarter	495.0	445.0

As of December 31, 2020, we had no loans outstanding under the Credit Facility and had contingent obligations from letters of credit outstanding under the Credit Facility in an aggregate face amount of $36.3. As of December 31, 2020, we had loans outstanding under the Master Note Agreement of $405.0. Descriptions of our Credit Facility and Master Note Agreement are contained in Note 10 of the Notes to Consolidated Financial Statements.
Unremitted Foreign Earnings
Approximately $186.8 of cash and cash equivalents are held by non-U.S. subsidiaries. These funds may create foreign currency translation gains or losses depending on the functional currency of the entity holding the cash. We have considered the financial requirements of each foreign subsidiary and our parent company and will continue to reinvest these funds to support our expansion activities outside the U.S., even after taking into consideration the deemed repatriation and transition tax under the Tax Act. The income tax impact of repatriating cash associated with investments in foreign subsidiaries is discussed in Note 8 of the Notes to Consolidated Financial Statements.
Effects of Inflation
In 2020, we experienced changing price levels for COVID-related supplies, with inflation for certain products that were in short supply (e.g., nitrile gloves) and deflation for certain products that became oversupplied (e.g., disposable masks). These were event-specific circumstances related to the pandemic. As it related to the non-COVID environment, we experienced stable product costs through 2020 relative to 2019. We experienced higher product costs through 2019 relative to 2018 as a result of generalized inflation and tariffs, though the impact of these items did moderate later in the year as economic activity slowed and conditions around trade stabilized. We took actions during the year to mitigate the effects of higher product costs, including increasing product prices. These actions were not able to offset the pressure we experienced on our gross profit percentage in the first half of 2019, but were more effective at doing so in the second half of 2019.
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
Allowance for Credit Losses – This reserve is for accounts receivable balances that are potentially uncollectible. The allowance for credit losses is based on an income statement approach which adjusts the ending balance sheet to take into consideration expected losses over the contractual lives of the receivables, considering factors such as historical data as a basis for future expected losses. If business or economic conditions change, our estimates and assumptions may be adjusted as deemed appropriate. Historically, actual required reserves have not varied materially from estimated amounts.

Inventory valuation – The valuation of inventory is based on an analysis of inventory trends including reviews of inventory levels, sales information, and the on-hand quantities relative to the sales history for the product. Our methodology for estimating whether adjustments are necessary is continually evaluated for factors including significant changes in product demand, market conditions, condition of the inventory, or liquidation value. If business or economic conditions change, our estimates and assumptions may be adjusted as deemed appropriate. Historically, actual required adjustments have not varied materially from estimated amounts.
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
Geographic Information
Information regarding our revenues and long-lived assets by geographic area is contained in Note 3 and Note 4 of the Notes to Consolidated Financial Statements. Risks related to our foreign operations are described earlier in this Form 10-K under the heading 'Forward-Looking Statements' and 'Item 1A. Risk Factors'.
Certain Contractual Obligations
As of December 31, 2020, we had outstanding long-term debt and facilities, equipment, and vehicles leased under operating leases. Our future obligations to pay principal of and interest on such long-term debt and to make minimum lease payments under such operating leases are as follows:

	Total	2021	2022 and 2023	2024 and 2025	After 2025
Principal of long-term debt	$405.0	40.0	105.0	135.0	125.0
Interest on long-term debt(1)	47.8	10.8	18.8	10.5	7.7
Operating leases(2)	256.4	98.0	115.7	37.2	5.5
Total	$709.2	148.8	239.5	182.7	138.2
(1) Interest on the long-term debt outstanding under our Credit Facility was calculated using the interest rates and balances at December 31, 2020.
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
Liabilities for uncertain tax positions have been excluded from the table above due to the uncertainty surrounding the ultimate settlement and timing of these liabilities, which we believe will be immaterial. A discussion of income taxes is contained in Note 8 of the Notes to Consolidated Financial Statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to certain market risks from changes in foreign currency exchange rates, commodity steel pricing, commodity energy prices, and interest rates. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments, our operations in countries other than the U.S., and earnings denominated in foreign currencies. Historically, our primary exchange rate exposure has been with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at year end. We have not historically hedged our foreign currency risk given that exposure to date has not been material. In 2020, changes in foreign currency exchange rates reduced our reported net sales by $5.7 with the estimated effect on our net earnings being immaterial.
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners and related hardware. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers. During 2020, the price of commodity steel as reflected in many market indexes fell sharply early in the year as business activity declined in response to actions to address the COVID-19 pandemic, recovered sharply as business activity rebounded, and finished 2020 above the preceding year end levels. During 2019, the price of commodity steel as reflected in many market indexes declined.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity. Prices for gasoline and diesel were mostly lower over the course of 2020 as business activity declined in response to actions to address the COVID-19 pandemic. As a result, we experienced lower fuel costs through most of 2020. In 2019, prices for gasoline and diesel were stable in the early part of the year, but began to decline in the latter part of the year with slowing economic activity. As a result, we experienced stable fuel costs through 2019. Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. Although fuel prices were lower through much of 2020, we experienced stable, not lower, prices for products with high chemical or plastic content. Stable fuel costs in 2019 resulted in stable product costs. We believe that over time these risks are mitigated in part by our ability to pass freight and product costs to our customers, the efficiency of our trucking distribution network, and the ability, over time, to manage our occupancy costs related to the heating and cooling of our facilities through better efficiency. In 2020, our estimated net earnings exposure for commodity energy prices was immaterial.
Interest rates - Loans under our Credit Facility bear interest at floating rates tied to LIBOR (or, if LIBOR is no longer available, at a replacement rate to be determined by the administrative agent for the Credit Facility and consented to by us). As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase in LIBOR in 2020 would have resulted in approximately $1.3 of additional interest expense. A description of our Credit Facility is contained in Note 10 of the Notes to Consolidated Financial Statements.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Fastenal Company:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fastenal Company and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2020 and the related notes and financial statement schedule listed in the table of contents at Item 15 (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sufficiency of audit evidence over inventory quantities
As disclosed in the consolidated balance sheet, the Company held $1,337.5 million of inventory, the majority of which was held at 3,268 in-market locations, as of December 31, 2020. The Company’s processes to track and determine consolidated inventory relies on a perpetual inventory system which involves the interaction of multiple information technology (IT) systems.
We identified the evaluation of the sufficiency of audit evidence obtained related to the quantities of inventory as a critical audit matter. Evaluating the sufficiency of audit evidence over quantities of inventory required challenging auditor judgment to assess the number of in-market locations visited, and included the involvement of IT professionals with specialized skills and knowledge due to the interaction of multiple IT systems that track physical inventory quantities by location.
The following are the primary procedures we performed to address this critical audit matter: We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included IT application controls, as well as certain controls related to access to programs and data, program changes, program development, and computer operations. It also included certain controls related to the Company's physical inventory cycle counts. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT controls, inclusive of the interface of multiple IT systems, which support the Company’s perpetual inventory system. We applied auditor judgment in the determination of the locations to test the Company’s inventory quantities by evaluating:
•Historical inventory locations we have visited and results of prior physical counts;
•Inventory dollars by location; and
•The Company's inventory cycle count results, including the results of monitoring and compliance with cycle count program by in-market location.

We tested the existence and completeness of inventory by counting inventory quantities on a sample basis through location visits during the year to evaluate the Company’s perpetual inventory records. In addition, we evaluated the overall sufficiency of audit evidence obtained over the quantities of inventory.
/s/    KPMG LLP
We have served as the Company’s auditor since 1987.
Minneapolis, Minnesota
February 8, 2021

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in millions except share information)

	December 31
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$245.7	174.9
Trade accounts receivable, net of allowance for credit losses of $12.3 and $10.9, respectively	769.4	741.8
Inventories	1,337.5	1,366.4
Prepaid income taxes	6.7	16.7
Other current assets	140.3	157.4
Total current assets	2,499.6	2,457.2
Property and equipment, net	1,030.7	1,023.2
Operating lease right-of-use assets	243.0	243.2
Other assets	191.4	76.3
Total assets	$3,964.7	3,799.9
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$40.0	3.0
Accounts payable	207.0	192.8
Accrued expenses	272.1	251.5
Current portion of operating lease liabilities	93.6	97.4
Total current liabilities	612.7	544.7
Long-term debt	365.0	342.0
Operating lease liabilities	151.5	148.2
Deferred income taxes	102.3	99.4
Commitments and contingencies (Notes 6, 9, 10, and 11)
Stockholders’ equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 800,000,000 shares authorized, 574,159,575 and 574,128,911 shares issued and outstanding, respectively	2.9	2.9
Additional paid-in capital	61.9	67.2
Retained earnings	2,689.6	2,633.9
Accumulated other comprehensive loss	(21.2)	(38.4)
Total stockholders’ equity	2,733.2	2,665.6
Total liabilities and stockholders’ equity	$3,964.7	3,799.9
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Amounts in millions except earnings per share)
For the year ended December 31

	2020	2019	2018
Net sales	$5,647.3	5,333.7	4,965.1
Cost of sales	3,079.5	2,818.3	2,566.2
Gross profit	2,567.8	2,515.4	2,398.9
Operating and administrative expenses	1,427.4	1,459.4	1,400.2
Gain on sale of property and equipment	(1.4)	(1.2)	(0.5)
Operating income	1,141.8	1,057.2	999.2
Interest income	0.6	0.4	0.4
Interest expense	(9.7)	(13.9)	(12.6)
Earnings before income taxes	1,132.7	1,043.7	987.0
Income tax expense	273.6	252.8	235.1
Net earnings	$859.1	790.9	751.9
Basic net earnings per share	$1.50	1.38	1.31
Diluted net earnings per share	$1.49	1.38	1.31
Basic weighted average shares outstanding	573.8	573.2	573.9
Diluted weighted average shares outstanding	575.7	574.4	574.3
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Amounts in millions)
For the year ended December 31

	2020	2019	2018
Net earnings	$859.1	790.9	751.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2020, 2019, and 2018)	17.2	6.4	(19.7)
Comprehensive income	$876.3	797.3	732.2
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Amounts in millions)

	2020	2019	2018
Common stock
Balance at beginning of year	$2.9	2.9	2.9
Balance at end of year	2.9	2.9	2.9
Additional paid-in capital
Balance at beginning of year	67.2	3.0	8.5
Stock options exercised	41.0	58.5	13.4
Purchases of common stock	(52.0)	—	(24.0)
Stock-based compensation	5.7	5.7	5.1
Balance at end of year	61.9	67.2	3.0
Retained earnings
Balance at beginning of year	2,633.9	2,341.6	2,110.6
Net earnings	859.1	790.9	751.9
Dividends paid in cash	(803.4)	(498.6)	(441.9)
Purchases of common stock	—	—	(79.0)
Balance at end of year	2,689.6	2,633.9	2,341.6
Accumulated other comprehensive income (loss)
Balance at beginning of year	(38.4)	(44.8)	(25.1)
Other comprehensive income (loss)	17.2	6.4	(19.7)
Balance at end of year	(21.2)	(38.4)	(44.8)
Total stockholders' equity	$2,733.2	2,665.6	2,302.7

Cash dividends paid per share of common stock	$1.40	0.87	0.77
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in millions)
For the year ended December 31

	2020	2019	2018
Cash flows from operating activities:
Net earnings	$859.1	790.9	751.9
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisitions:
Depreciation of property and equipment	153.3	144.6	134.1
Gain on sale of property and equipment	(1.4)	(1.2)	(0.5)
Bad debt expense	7.5	5.5	8.1
Deferred income taxes	2.9	15.0	33.8
Stock-based compensation	5.7	5.7	5.1
Amortization of intangible assets	9.1	4.1	4.1
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(29.7)	(30.4)	(120.3)
Inventories	36.0	(84.4)	(193.3)
Other current assets	17.1	(10.4)	(28.9)
Accounts payable	14.2	(0.8)	46.1
Accrued expenses	20.6	10.7	46.8
Income taxes	10.0	(7.7)	(15.5)
Other	(2.6)	1.1	2.7
Net cash provided by operating activities	1,101.8	842.7	674.2
Cash flows from investing activities:
Purchases of property and equipment	(168.1)	(246.4)	(176.3)
Proceeds from sale of property and equipment	10.6	6.6	9.5
Cash paid for acquisitions	(125.0)	—	(3.7)
Other	0.8	0.1	(3.4)
Net cash used in investing activities	(281.7)	(239.7)	(173.9)
Cash flows from financing activities:
Proceeds from debt obligations	1,000.0	910.0	980.0
Payments against debt obligations	(940.0)	(1,065.0)	(895.0)
Proceeds from exercise of stock options	41.0	58.5	13.4
Purchases of common stock	(52.0)	—	(103.0)
Payments of dividends	(803.4)	(498.6)	(441.9)
Net cash used in financing activities	(754.4)	(595.1)	(446.5)

Effect of exchange rate changes on cash and cash equivalents	5.1	(0.2)	(3.5)
Net increase in cash and cash equivalents	70.8	7.7	50.3
Cash and cash equivalents at beginning of year	174.9	167.2	116.9
Cash and cash equivalents at end of year	$245.7	174.9	167.2
Supplemental information:
Cash paid for interest	$8.4	13.9	12.6
Net cash paid for income taxes	$260.1	242.7	215.3
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
Revenue Recognition
Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. We recognize revenue by transferring the promised products to the customer, with the majority of revenue recognized at the point in time the customer obtains control of the products. We recognize revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. We estimate product returns based on historical return rates. Using probability assessments, which are based on known inputs at year-end, we estimate sales incentives expected to be paid over the term of the contract. The majority of our contracts have a single performance obligation and are short term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.
Accounts Receivable
Credit is extended based upon an evaluation of the customers' financial condition. Accounts receivable are stated at their estimated net realizable value. The allowance for credit losses is based on an income statement approach which adjusts the ending balance sheet to take into consideration expected losses over the contractual lives of the receivables, considering factors such as historical data as a basis for future expected losses.
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
Inventories
Inventories, consisting of finished goods merchandise held for resale, are stated at the lower of cost (first in, first out method) or net realizable value. We record valuation adjustments for excess, slow-moving, and obsolete inventory that are equal to the difference between the cost and estimated net realizable value for that inventory. These estimates are based on a review and comparison of the current inventory levels to projected and historical sales of inventory.
Property and Equipment
Property and equipment are stated at cost. Depreciation on property and equipment is provided for using the straight-line method over the anticipated economic useful lives of the related property. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
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
Segment Reporting
We have determined that for our North American regions we meet the aggregation criteria outlined in the accounting standards as these regions have similar: (1) economic characteristics, (2) products and services, (3) customers, (4) distribution channels, and (5) regulatory environments. Considering the insignificance of our operations outside of North America, we report as a single business segment.
Impact of COVID-19
The COVID-19 pandemic has impacted and could further impact our operations and the operations of our suppliers and customers as a result of quarantines, facility closures, and travel and logistics restrictions. We recently experienced an increase in sales volume of safety related products. However, we may realize lower product margins as well as inventory write-downs as a result of the improved supply and the potential inability to sell excess safety related products ordered from suppliers. The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our customers and suppliers, and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. Therefore, we cannot reasonably estimate the impact at this time.
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
Recently Adopted Accounting Pronouncements
Effective January 1, 2020, we adopted Financial Accounting Standard Board ('FASB') Accounting Standards Update ('ASU') 2016-13, Measurement of Credit Losses on Financial Instruments, which changed the way entities recognize impairment of most financial assets. Short-term and long-term financial assets, as defined by the standard, are impacted by immediate

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
recognition of estimated credit losses in the financial statements, reflecting the net amount expected to be collected. The adoption of this standard had an immaterial impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires that, to be a business, an acquired set of assets and activities must include, at a minimum, an input and a substantive process that together significantly contributes to the ability to create outputs. The company adopted this guidance during the first quarter of 2020 when evaluating the transaction discussed further in Note 2, 'Asset Acquisition'.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to U.S. GAAP on contract modifications, hedging relationships, and other transactions affected by reference rate reform to ease entities financial reporting burdens as the market transitions from the London Interbank Offered Rate ('LIBOR') and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made, hedging relationships entered into, and other transactions affected by reference rate reform, evaluated on or before December 31, 2022, beginning during the reporting period in which the guidance has been elected. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Note 2. Asset Acquisition
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
The total purchase price of the assets acquired consisted of $125.0. The majority of this was paid in cash at closing, though a small portion of the purchase price is held in escrow with final payment dependent on certain performance obligations of the seller. We funded the purchase price with available cash and proceeds from borrowings on our unsecured revolving credit facility. We accounted for the purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired is concentrated in the identifiable intangible assets used in the vending delivery platform for our industrial vending business. On a relative fair value basis, the allocated identifiable intangible assets total $123.8 and tangible property and equipment total $1.2. The weighted average amortization period of the identifiable intangible assets is approximately 19.4 years.
Note 3. Revenue
Disaggregation of Revenue
The accounting policies of the operations in the various geographic areas are the same as those described in the summary of significant accounting policies. Revenues are attributed to countries based on the selling location from which the sale occurred. During 2020, we had a single customer that represented 5% of our consolidated net sales, whereas all remaining customers fell below that threshold. During both 2019 and 2018, no single customer represented 5% or more of our consolidated net sales.
Our revenues related to the following geographic areas were as follows for the periods ended December 31:

	Twelve-month period
	2020	2019	2018
United States	$4,825.3	4,568.9	4,285.5
Canada and Mexico	625.0	606.8	530.8
North America	5,450.3	5,175.7	4,816.3
All other foreign countries	197.0	158.0	148.8
Total revenues	$5,647.3	5,333.7	4,965.1

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
The percentages of our sales by end market were as follows for the periods ended December 31:

	Twelve-month period
	2020	2019	2018
Manufacturing	62.4%	67.5%	66.7%
Non-residential construction	11.3%	12.9%	13.1%
Other	26.3%	19.6%	20.2%
	100.0%	100.0%	100.0%
The percentages of our sales by product line were as follows for the periods ended December 31:

		Twelve-month Period
Type	Introduced	2020	2019	2018
Fasteners(1)	1967	29.9%	34.2%	34.9%
Tools	1993	8.2%	9.9%	10.0%
Cutting tools	1996	4.7%	5.7%	5.7%
Hydraulics & pneumatics	1996	5.9%	6.8%	6.8%
Material handling	1996	5.1%	5.9%	5.8%
Janitorial supplies	1996	9.8%	7.8%	7.6%
Electrical supplies	1997	4.1%	4.7%	4.7%
Welding supplies	1997	3.5%	4.2%	4.1%
Safety supplies	1999	25.5%	17.9%	17.2%
Other		3.3%	2.9%	3.2%
		100.0%	100.0%	100.0%
(1) The fastener product line represents fasteners and miscellaneous supplies.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
Note 4. Long-Lived Assets
The accounting policies of the operations in the various geographic areas are the same as those described in the summary of significant accounting policies. Long-lived assets consist of net property and equipment, operating lease right-of-use assets, deposits, goodwill, and other net intangibles.
Property and equipment at year end consisted of the following:

	Depreciable Life in Years	2020	2019
Land	—	$51.9	41.8
Buildings and improvements	15 to 40	450.4	423.7
Automated distribution and warehouse equipment	5 to 30	254.7	244.5
Shelving, industrial vending, and equipment	3 to 10	1,141.3	1,036.2
Transportation equipment	3 to 5	87.3	88.7
Construction in progress	—	99.0	132.0
		2,084.6	1,966.9
Less accumulated depreciation		(1,053.9)	(943.7)
Property and equipment, net		$1,030.7	1,023.2
Our long-lived assets related to the following geographic areas at year end:

	2020	2019	2018
United States	$1,344.9	1,238.4	947.7
Canada and Mexico	85.1	72.2	43.0
North America	1,430.0	1,310.6	990.7
All other foreign countries	35.1	32.1	14.6
Total long-lived assets	$1,465.1	1,342.7	1,005.3

Note 5. Accrued Expenses
Accrued expenses at year end consisted of the following:

	2020		2019
Employee payroll and related taxes	$60.3	(1)	28.7
Employee bonuses and commissions	22.3		17.9
Profit sharing contribution	16.2		13.8
Insurance reserves	41.0		41.1
Indirect taxes	54.3		67.4
Customer promotions and marketing	57.9		52.2
Other	20.1		30.4
Accrued expenses	$272.1		251.5
(1) Includes the deferral of $30.0 in payroll taxes resulting from the CARES Act in 2020.

Note 6. Stockholders' Equity
Dividends
On January 19, 2021, our board of directors declared a quarterly dividend of $0.28 per share of common stock to be paid in cash on March 3, 2021 to shareholders of record at the close of business on February 3, 2021. We paid aggregate annual cash dividends per share of $1.40, $0.87, and $0.77 in 2020, 2019, and 2018, respectively.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
Stock Options
Effective January 4, 2021, the compensation committee of our board of directors granted to our employees options to purchase a total of 714,867 shares of our common stock at an exercise strike price of $48.00 per share. The closing stock price on the effective date of the grant was $47.65 per share. On the same date, certain of our non-employee directors elected to forgo all or a portion of the 2021 annual cash retainer in exchange for options to acquire a total of 26,643 shares of our common stock at an exercise price of $48.00 per share.
The following tables summarize the details of options granted under our stock option plans that were still outstanding as of December 31, 2020, and the assumptions used to value those grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	December 31, 2020
Date of Grant				Options Outstanding	Options Exercisable
January 2, 2020	902,263	$38.00	$37.230	874,112	24,964
January 2, 2019	1,316,924	$26.00	$25.705	1,221,248	25,010
January 2, 2018	1,087,936	$27.50	$27.270	886,679	270,457
January 3, 2017	1,529,578	$23.50	$23.475	988,415	378,747
April 19, 2016	1,690,880	$23.00	$22.870	930,043	589,137
April 21, 2015	1,786,440	$21.00	$20.630	596,622	350,526
April 22, 2014	1,910,000	$28.00	$25.265	337,550	185,050
April 16, 2013	410,000	$27.00	$24.625	32,340	13,602
April 17, 2012	2,470,000	$27.00	$24.505	47,748	47,748
Total	13,104,021			5,914,757	1,885,241

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 2, 2020	1.7%	5.00	2.4%	25.70%	$6.81
January 2, 2019	2.5%	5.00	2.9%	23.96%	$4.40
January 2, 2018	2.2%	5.00	2.3%	23.45%	$5.02
January 3, 2017	1.9%	5.00	2.6%	24.49%	$4.20
April 19, 2016	1.3%	5.00	2.6%	26.34%	$4.09
April 21, 2015	1.3%	5.00	2.7%	26.84%	$3.68
April 22, 2014	1.8%	5.00	2.0%	28.55%	$4.79
April 16, 2013	0.7%	5.00	1.6%	37.42%	$6.33
April 17, 2012	0.9%	5.00	1.4%	39.25%	$6.85
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

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
A summary of activities under our stock option plans consisted of the following:

	Options Outstanding	Exercise Price(1)	Remaining Life(2)
Outstanding as of January 1, 2020	6,807,217	$24.890	6.09
Granted	902,263	$38.000	9.00
Exercised	(1,630,664)	$25.180
Cancelled/forfeited	(164,059)	$27.640
Outstanding as of December 31, 2020	5,914,757	$26.730	6.22
Exercisable as of December 31, 2020	1,885,241	$24.230	4.71

	Options Outstanding	Exercise Price(1)	Remaining Life(2)
Outstanding as of January 1, 2019	7,999,264	$24.765	5.61
Granted	1,316,924	$26.000	9.00
Exercised	(2,325,073)	$25.150
Cancelled/forfeited	(183,898)	$24.630
Outstanding as of December 31, 2019	6,807,217	$24.890	6.09
Exercisable as of December 31, 2019	2,164,067	$24.510	4.30
(1) Weighted average exercise price.
(2) Weighted average remaining contractual life in years.
The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019, and 2018 was $26.7, $20.2, and $4.2, respectively. The intrinsic value represents the difference between the exercise price and fair value of the underlying shares at the date of exercise.
At December 31, 2020, there was $12.6 of total unrecognized stock-based compensation expense related to outstanding unvested stock options granted under the employee stock option plan. This expense is expected to be recognized over a weighted average period of 3.87 years. Any future change in estimated forfeitures will impact this amount. The total grant date fair value of stock options vested under our employee stock option plan during 2020, 2019, and 2018 was $6.1, $5.9, and $5.3, respectively.
Total stock-based compensation expense related to our employee stock option plan was $5.7, $5.7, and $5.1 for 2020, 2019, and 2018, respectively.
Shares Outstanding
Shares of common stock outstanding were as follows:

	2020	2019	2018
Balance at beginning of year	574,128,911	571,803,838	575,183,072
Stock options exercised	1,630,664	2,325,073	620,766
Purchases of common stock	(1,600,000)	—	(4,000,000)
Balance at end of year	574,159,575	574,128,911	571,803,838

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive:

Reconciliation	2020	2019	2018
Basic weighted average shares outstanding	573,778,761	573,202,152	573,933,834
Weighted shares assumed upon exercise of stock options	1,893,193	1,239,476	391,694
Diluted weighted average shares outstanding	575,671,954	574,441,628	574,325,528

Summary of Anti-dilutive Options Excluded	2020	2019	2018
Options to purchase shares of common stock	846,041	—	3,159,514
Weighted average exercise prices of options	$38.00	—	27.51
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
Note 7. Retirement Savings Plan
The Fastenal Company and Subsidiaries 401(k) and Employee Stock Ownership Plan covers all of our employees in the United States. Our employees in Canada may participate in a Registered Retirement Savings Plan. The general purpose of both of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings contributions. In addition to the participation of our employees, we make annual profit sharing contributions based on an established formula. The expense recorded under this profit sharing formula was approximately $16.2, $13.8, and $13.0 for 2020, 2019, and 2018, respectively.
Note 8. Income Taxes
Earnings before income taxes were derived from the following sources:

	2020	2019	2018
Domestic	$1,046.7	977.6	905.0
Foreign	86.0	66.1	82.0
Earnings before income taxes	$1,132.7	1,043.7	987.0

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
Components of income tax expense (benefit) were as follows:

2020:	Current	Deferred	Total
Federal	$195.4	1.8	197.2
State	47.5	(0.5)	47.0
Foreign	28.1	1.3	29.4
Income tax expense	$271.0	2.6	273.6

2019:	Current	Deferred	Total
Federal	$177.4	11.3	188.7
State	41.6	0.2	41.8
Foreign	22.1	0.2	22.3
Income tax expense	$241.1	11.7	252.8

2018:	Current	Deferred	Total
Federal	$143.8	27.4	171.2
State	38.8	0.2	39.0
Foreign	24.1	0.8	24.9
Income tax expense	$206.7	28.4	235.1
Income tax expense in the accompanying consolidated financial statements differed from the expected expense as follows:

	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. federal income tax expense at statutory rate	$237.9	219.2	207.3
Increase (decrease) attributed to:
State income taxes, net of federal benefit	36.3	32.8	30.2
Transition tax	—	—	1.2
Remeasurement of deferred taxes for Tax Act	—	—	(11.5)
Other, net	(0.6)	0.8	7.9
Total income tax expense	$273.6	252.8	235.1
Effective income tax rate	24.2%	24.2%	23.8%

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at year end consisted of the following:

	2020	2019
Deferred income tax assets (liabilities):
Inventory costing and valuation methods	$5.3	4.3
Allowance for credit losses	3.1	2.7
Insurance reserves	9.1	9.1
Customer promotions	2.4	1.9
Stock-based compensation	3.3	3.9
Operating lease liabilities	62.1	62.5
Federal and state benefit of uncertain tax positions	0.8	0.8
Foreign net operating loss and credit carryforwards	1.9	3.2
Foreign valuation allowances	(2.2)	(2.8)
Other, net	(0.3)	(0.0)
Total deferred income tax assets	85.5	85.6
Property and equipment	(117.6)	(114.7)
Operating lease ROU assets	(61.4)	(61.7)
Total deferred income tax liabilities	(179.0)	(176.4)
Deferred income tax liabilities	$(93.5)	(90.8)
A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits was as follows:

	2020	2019
Balance at beginning of year:	$8.6	5.3
Increase related to prior year tax positions	0.2	0.2
Decrease related to prior year tax positions	(0.1)	(0.2)
Increase related to current year tax positions	0.8	4.7
Decrease related to statute of limitation lapses	(0.7)	(1.4)
Settlements	—	—
Balance at end of year:	$8.8	8.6
Included in the liability for gross unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. The amount of gross unrecognized tax benefits that would favorably impact the effective tax rate, if recognized, is not material. We do not anticipate significant changes in total unrecognized tax benefits during the next twelve months. The 2020 and 2019 liability is included in deferred income taxes in the Consolidated Balance Sheets.
We file income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. We are no longer subject to income tax examinations by taxing authorities for taxable years before 2017 in the case of United States federal examinations, and with limited exception, before 2015 in the case of foreign, state, and local examinations. During 2020, there were no material changes in unrecognized tax benefits.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our approximately $365.2 of undistributed earnings from foreign subsidiaries to the U.S. as those earnings continue to be permanently reinvested.
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

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
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
The accounting for the income tax effects of the Tax Act was complete in 2018 when the final impact of the transition tax and impacts of accelerating depreciation for certain physical assets were recorded.
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
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases was approximately $83.1. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.
The cost components of our operating leases were as follows for the periods ended December 31:

	2020			2019
	Leased Facilities and Equipment	Leased Vehicles	Total	Leased Facilities and Equipment	Leased Vehicles	Total
Operating lease cost	$102.5	15.1	117.6	104.0	14.1	118.1
Variable lease cost	7.2	1.5	8.7	10.0	1.9	11.9
Short-term lease cost	—	23.6	23.6	—	27.4	27.4
Total	$109.7	40.2	149.9	114.0	43.4	157.4
Variable lease costs are excluded from ROU assets and lease liabilities and consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred by the lessor as well as variable mileage costs related to our leased vehicles.
Maturities of our lease liabilities for all operating leases are as follows as of December 31, 2020:

	Leased Facilities and Equipment	Leased Vehicles	Total
2021	$86.5	9.3	95.8
2022	62.8	6.9	69.7
2023	42.3	3.7	46.0
2024	24.6	0.3	24.9
2025	12.2	0.1	12.3
2026 and thereafter	5.5	—	5.5
Total lease payments	$233.9	20.3	254.2
Less: Imputed interest	(8.6)	(0.5)	(9.1)
Present value of lease liabilities	$225.3	19.8	245.1

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows for the periods ended December 31:

Remaining lease term and discount rate:	2020	2019
Weighted average remaining lease term (years)
Leased facilities and equipment	3.47	3.26
Leased vehicles	2.44	2.89
Weighted average discount rate
Lease facilities and equipment	2.37%	3.18%
Leased vehicles	2.39%	2.70%
Supplemental cash flow information related to our operating leases was as follows for the periods ended December 31:

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$115.8	117.2
Leased assets obtained in exchange for new operating lease liabilities	99.2	116.1
Note 10. Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at year end consisted of the following:

	Average Interest Rate at December 31, 2020		Debt Outstanding
		Maturity Date	2020	2019
Unsecured revolving credit facility	1.09%	November 30, 2023	$—	210.0
Senior unsecured promissory notes payable, Series A	2.00%	July 20, 2021	40.0	40.0
Senior unsecured promissory notes payable, Series B	2.45%	July 20, 2022	35.0	35.0
Senior unsecured promissory notes payable, Series C	3.22%	March 1, 2024	60.0	60.0
Senior unsecured promissory notes payable, Series D	2.66%	May 15, 2025	75.0	—
Senior unsecured promissory notes payable, Series E	2.72%	May 15, 2027	50.0	—
Senior unsecured promissory notes payable, Series F	1.69%	June 24, 2023	70.0	—
Senior unsecured promissory notes payable, Series G	2.13%	June 24, 2026	25.0	—
Senior unsecured promissory notes payable, Series H	2.50%	June 24, 2030	50.0	—
Total			405.0	345.0
Less: Current portion of debt			(40.0)	(3.0)
Long-term debt			$365.0	342.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation			$36.3	36.3
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

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
Senior Unsecured Promissory Notes Payable
We have issued senior unsecured promissory notes under our master note agreement (the 'Master Note Agreement') in the aggregate principal amount of $405.0. Our aggregate borrowing capacity under the Master Note Agreement is $600.0; however, none of the institutional investors party to that agreement are committed to purchase notes thereunder. There is no amortization of these notes prior to their maturity date and interest is payable quarterly. The notes currently issued under our Master Note Agreement, including the maturity date and fixed interest rate per annum of each series of note, are contained in the table above. The Master Note Agreement contains certain financial and other covenants and we are in compliance with these covenants.
Principal payments required on our outstanding indebtedness, based on the maturity dates defined within our debt arrangements, for the succeeding five years, are displayed in the table below, as of December 31, 2020:

Principal Payments
2021	$40.0
2022	35.0
2023	70.0
2024	60.0
2025	75.0
2026 and thereafter	125.0
Total	$405.0

Note 11. Legal Contingencies
We are involved in certain legal actions. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, that could require significant expenditures or result in lost revenues. We record a liability for these legal actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. As of December 31, 2020, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.
Note 12. Subsequent Events
We evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the Notes to Consolidated Financial Statements, with the exception of the dividend declaration and stock option activities disclosed in Note 6.
Note 13. Selected Quarterly Financial Data (Unaudited)
(Amounts in millions except per share information)

2020:	Net Sales	Gross Profit	Pre-tax Earnings	Net Earnings	Basic Net Earnings per Share	(1)	Diluted Net Earnings per Share	(1)	Cash Dividends Paid per Share of Common Stock
First quarter	$1,367.0	636.8	269.2	202.6	0.35		0.35		0.250
Second quarter	1,509.0	671.6	313.7	238.9	0.42		0.42		0.250
Third quarter	1,413.3	640.6	287.6	221.5	0.39		0.38		0.250
Fourth quarter	1,358.0	618.8	262.2	196.1	0.34		0.34		0.650
Total	$5,647.3	2,567.8	1,132.7	859.1	1.50		1.49		1.400

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

2019:	Net Sales	Gross Profit	Pre-tax Earnings	Net Earnings	Basic Net Earnings per Share	(1)	Diluted Net Earnings per Share	(1)	Cash Dividends Paid per Share of Common Stock
First quarter	$1,309.3	624.7	257.5	194.1	0.34		0.34		0.215
Second quarter	1,368.4	641.2	271.4	204.6	0.36		0.36		0.215
Third quarter	1,379.1	651.1	278.4	213.5	0.37		0.37		0.220
Fourth quarter	1,276.9	598.4	236.4	178.7	0.31		0.31		0.220
Total	$5,333.7	2,515.4	1,043.7	790.9	1.38		1.38		0.870
(1) Amounts may not foot due to rounding difference.

***End of Notes to Consolidated Financial Statements***

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES
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
(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii)provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2020. There was no change in the company's internal control over financial reporting during the company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

/s/ Daniel L. Florness	/s/ Holden Lewis
Daniel L. Florness	Holden Lewis
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Winona, Minnesota
February 8, 2021

ITEM 9B.OTHER INFORMATION
None.
PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
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
Information about our Executive Officers
As of the date of filing this Form 10-K, the following individuals were executive officers of the Company:

Name	Employee of Fastenal Since	Age	Position
Daniel L. Florness	1996	57	President, Chief Executive Officer, and Director
William J. Drazkowski	1995	49	Executive Vice President – Sales
James C. Jansen	1992	50	Executive Vice President – Manufacturing
Holden Lewis	2016	51	Executive Vice President and Chief Financial Officer
Sheryl A. Lisowski	1994	53	Executive Vice President – Chief Accounting Officer and Treasurer
Charles S. Miller	1999	46	Senior Executive Vice President – Sales
Terry M. Owen	1999	52	Senior Executive Vice President – Sales Operations
John L. Soderberg	1993	49	Senior Executive Vice President – Information Technology
Jeffery M. Watts	1996	49	Executive Vice President – International Sales
Reyne K. Wisecup	1988	57	Senior Executive Vice President – Human Resources and Director
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
Ms. Lisowski has been our executive vice president - chief accounting officer and treasurer since December 2020. From August 2016 to November 2020, Ms. Lisowski was our controller, chief accounting officer, and treasurer. Ms. Lisowski was our controller and chief accounting officer from October 2013 to August 2016, and also served as our interim chief financial officer from January 2016 to August 2016. From March 2007 to October 2013, Ms. Lisowski served as our controller – accounting operations. Ms. Lisowski joined Fastenal in 1994 and, prior to March 2007, served in various roles of increasing responsibility within our finance and accounting team.
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
Mr. Owen has been our senior executive vice president – sales operations since January 2016. Mr. Owen's responsibilities include oversight of our e-commerce, marketing, national accounts sales, government sales, FAST Solutions® (Onsite and FMI), our Mansco division, manufacturing, distribution, transportation, product development, supplier development, procurement, and supply chain. From July 2015 to December 2015, Mr. Owen was one of our executive vice president – sales. From May 2014 to June 2015, Mr. Owen served as our executive vice president – e-business, and from December 2007 to May 2014, Mr. Owen was regional vice president of our Texas based and Mexico regions. Prior to December 2007, Mr. Owen served in various distribution center leadership roles at our company.
Mr. Soderberg has been our senior executive vice president – information technology since December 2020. From May 2016 to November 2020, Mr. Soderberg was our executive vice president – information technology. From May 2014 to May 2016, Mr. Soderberg served as our executive vice president – sales operations and support. From April 2010 to May 2014, Mr. Soderberg was one of our vice presidents – sales. From April 2005 to April 2010, Mr. Soderberg served as regional vice president of our Seattle, Washington based region. Prior to April 2005, Mr. Soderberg served in various sales leadership roles in the mid-Atlantic area of our company.
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

ITEM 11.EXECUTIVE COMPENSATION
Incorporated herein by reference is the information appearing under the headings 'Corporate Governance and Director Compensation—Compensation Committee Interlocks and Insider Participation', 'Executive Compensation', and 'Corporate Governance and Director Compensation—Compensation of our Directors' in the Proxy Statement.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference is the information appearing under the heading 'Security Ownership of Principal Shareholders and Management' in the Proxy Statement.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	5,914,757	$26.73	12,756,896
Equity compensation plans not approved by security holders	—	—	—
Total	5,914,757		12,756,896
(1) Reflects stock option awards issued and issuable in the future under our Fastenal Company Stock Option Plan and our Fastenal Company Non-Employee Director Stock Option Plan.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference is the information appearing under the headings 'Corporate Governance and Director Compensation—Director Independence and Other Board Matters', 'Corporate Governance and Director Compensation—Related Person Transaction Approval Policy', and 'Corporate Governance and Director Compensation—Transactions with Related Persons' in the Proxy Statement.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated herein by reference is the information appearing under the heading 'Audit and Related Matters—Audit and Related Fees' and 'Audit and Related Matters—Pre-Approval of Services' in the Proxy Statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1. Financial Statements:
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Earnings for the years ended December 31, 2020, 2019, and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2020, 2019, and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
2. Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts
3. Exhibits:
INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 8-K dated as of April 23, 2019)
3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company's Form 8-K dated as of January 17, 2019)
4.1	Form of Senior Notes due July 20, 2021 (incorporated by reference to Exhibit 4.1 to Fastenal Company’s Form 8‑K dated as of July 20, 2016)
4.2	Form of Senior Notes due July 20, 2022 (incorporated by reference to Exhibit 4.2 to Fastenal Company’s Form 8‑K dated as of July 20, 2016)
4.3	Form of Senior Notes due March 1, 2024 (incorporated by reference to Exhibit 4.1 to Fastenal Company's Form 10-Q for the quarter ended March 31, 2017)
4.4	Description of Capital Stock
4.5	Form of Senior Notes due May 15, 2025 (incorporated by reference to Exhibit 4.1 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
4.6	Form of Senior Notes due May 15, 2027 (incorporated by reference to Exhibit 4.2 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
4.7	Form of Senior Notes due June 24, 2023 (incorporated by reference to Exhibit 4.3 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
4.8	Form of Senior Notes due June 24, 2026 (incorporated by reference to Exhibit 4.4 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
4.9	Form of Senior Notes due June 24, 2030 (incorporated by reference to Exhibit 4.5 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
10.1	Bonus Program for Executive Officers*
10.2	Fastenal Company Stock Option Plan as amended and restated effective as of December 12, 2014 (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated December 17, 2014)*
10.3	Fastenal Company Incentive Plan (incorporated by reference to Appendix A to Fastenal Company's Proxy Statement dated February 23, 2012)*
10.4	Fastenal Company Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 99 to Fastenal Company's Registration Statement on Form S-8 filed on April 25, 2018).*
10.5
Credit Agreement, dated as of May 1, 2015, among Fastenal Company, the Lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated May 5, 2015).

10.6
First Amendment to Credit Agreement, dated as of November 23, 2015, among Fastenal Company, the Lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated November 25, 2015).

Exhibit Number	Description of Document
10.7
Second Amendment to Credit Agreement, dated as of March 10, 2017, by and among Fastenal Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated as of March 14, 2017).

10.8
Third Amendment to Credit Agreement dated as of November 30, 2018 among Fastenal Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8‑K dated December 3, 2018).

10.9
Master Note Agreement dated as of July 20, 2016 by and among (i) Fastenal Company, (ii) Metropolitan Life Insurance Company, NYL Investors LLC and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), as investor group representatives (each, an 'Investor Group Representative'), and (iii) Metropolitan Life Insurance Company (in its capacity as a purchaser of notes under such Master Note Agreement) and/or affiliates of any Investor Group Representative who become purchasers of notes under such Master Note Agreement (incorporated by reference to Exhibit 10.1 to Fastenal Company’s Form 8-K dated as of July 20, 2016).

10.10
Omnibus First Amendment to Master Note Agreement and Subsidiary Guaranty Agreement dated as of November 30, 2018 by and among Fastenal Company, Fastenal Company Purchasing, and Fastenal IP Company, on one hand, and Metropolitan Life Insurance Company, NYL Investors LLC, PGIM, Inc., and each holder of Notes that are signatory thereto, on the other hand (incorporated by reference to Exhibit 10.2 to Fastenal Company's Form 8-K dated December 3, 2018).

10.11
Consent, Waiver and Agreement to Master Note Agreement dated as of June 10, 2020 by and among Fastenal Company, Fastenal Company Purchasing, and Fastenal IP Company, on the one hand, and Metropolitan Life Insurance Company, MetLife Investment Management, LLC, NYL Investors LLC, PGIM, Inc. and each holder of Notes that are signatory thereto, on the other hand (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020).

13	Portions of 2020 Annual Report to Shareholders not included in this Form 10-K (only those sections specifically incorporated by reference in this Form 10-K shall be deemed filed with the SEC)
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).
ITEM 16.FORM 10-K SUMMARY
Not applicable.

FASTENAL COMPANY
Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2020, 2019, and 2018
(Amounts in millions)

Description	Balance at Beginning of Year	"Additions" Charged to Costs and Expenses		"Other" Additions (Deductions)	"Less" Deductions		Balance at End of Year
Year ended December 31, 2020
Allowance for credit losses	$10.9	7.5		—	6.1		12.3
Insurance reserves	$41.1	72.1	(1)	—	72.2	(2)	41.0
Year ended December 31, 2019
Allowance for credit losses	$12.8	5.5		—	7.4		10.9
Insurance reserves	$37.6	69.7	(1)	—	66.2	(2)	41.1
Year ended December 31, 2018
Allowance for credit losses	$11.9	8.1		—	7.2		12.8
Insurance reserves	$39.0	66.9	(1)	—	68.3	(2)	37.6
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

Date:	February 8, 2021

FASTENAL COMPANY

By	/s/ Daniel L. Florness
Daniel L. Florness, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 8, 2021

/s/ Daniel L. Florness	/s/ Holden Lewis
Daniel L. Florness, President and Chief Executive Officer (Principal Executive Officer), and Director	Holden Lewis, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Sheryl A. Lisowski
Sheryl A. Lisowski, Executive Vice President - Chief Accounting Officer and Treasurer (Principal Accounting Officer)

/s/ Willard D. Oberton	/s/ Hsenghung Sam Hsu
Willard D. Oberton, Director (Chairman)	Hsenghung Sam Hsu, Director

/s/ Michael J. Ancius	/s/ Daniel L. Johnson
Michael J. Ancius, Director	Daniel L. Johnson, Director

/s/ Michael J. Dolan	/s/ Nicholas J. Lundquist
Michael J. Dolan, Director	Nicholas J. Lundquist, Director

/s/ Stephen L. Eastman	/s/ Scott A. Satterlee
Stephen L. Eastman, Director	Scott A. Satterlee, Director

/s/ Rita J. Heise	/s/ Reyne K. Wisecup
Rita J. Heise, Director	Reyne K. Wisecup, Director