Form 10-Q
period 2021-03-31
FASTENAL CO
filed 2021-04-16
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended March 31, 2021, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 12, 2021, there were approximately 574,462,527 shares of the registrant's common stock outstanding.

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in millions except share information)

	(Unaudited)
Assets	March 31, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$333.9	245.7
Trade accounts receivable, net of allowance for credit losses of $11.6 and $12.3, respectively	851.0	769.4
Inventories	1,305.3	1,337.5
Prepaid income taxes	—	6.7
Other current assets	124.0	140.3
Total current assets	2,614.2	2,499.6

Property and equipment, net	1,022.0	1,030.7
Operating lease right-of-use assets	249.6	243.0
Other assets	188.6	191.4

Total assets	$4,074.4	3,964.7

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$40.0	40.0
Accounts payable	215.1	207.0
Accrued expenses	265.8	272.1
Current portion of operating lease liabilities	93.1	93.6
Income taxes payable	47.2	—
Total current liabilities	661.2	612.7

Long-term debt	365.0	365.0
Operating lease liabilities	158.9	151.5
Deferred income taxes	102.6	102.3

Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 800,000,000 shares authorized, 574,424,155 and 574,159,575 shares issued and outstanding, respectively	2.9	2.9
Additional paid-in capital	70.0	61.9
Retained earnings	2,739.4	2,689.6
Accumulated other comprehensive loss	(25.6)	(21.2)
Total stockholders' equity	2,786.7	2,733.2
Total liabilities and stockholders' equity	$4,074.4	3,964.7
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Amounts in millions except earnings per share)

	(Unaudited)
	Three Months Ended March 31,
	2021	2020
Net sales	$1,417.0	1,367.0

Cost of sales	773.6	730.2
Gross profit	643.4	636.8

Operating and administrative expenses	363.1	365.5
Operating income	280.3	271.3

Interest income	0.0	0.1
Interest expense	(2.4)	(2.2)

Earnings before income taxes	277.9	269.2

Income tax expense	67.3	66.6

Net earnings	$210.6	202.6

Basic net earnings per share	$0.37	0.35

Diluted net earnings per share	$0.37	0.35

Basic weighted average shares outstanding	574.3	573.9

Diluted weighted average shares outstanding	576.5	575.3
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)

	(Unaudited)
	Three Months Ended March 31,
	2021	2020
Net earnings	$210.6	202.6
Other comprehensive loss, net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2021 and 2020)	(4.4)	(25.0)
Comprehensive income	$206.2	177.6
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Amounts in millions except per share information)

	(Unaudited)
	Three Months Ended March 31,
	2021	2020
Common stock
Balance at beginning of period	$2.9	2.9
Balance at end of period	2.9	2.9
Additional paid-in capital
Balance at beginning of period	61.9	67.2
Stock options exercised	6.6	7.4
Purchases of common stock	—	(52.0)
Stock-based compensation	1.5	1.6
Balance at end of period	70.0	24.2
Retained earnings
Balance at beginning of period	2,689.6	2,633.9
Net earnings	210.6	202.6
Dividends paid in cash	(160.8)	(143.6)
Balance at end of period	2,739.4	2,692.9
Accumulated other comprehensive loss
Balance at beginning of period	(21.2)	(38.4)
Other comprehensive loss	(4.4)	(25.0)
Balance at end of period	(25.6)	(63.4)
Total stockholders' equity	$2,786.7	2,656.6

Cash dividends paid per share of common stock	$0.28	$0.25
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)

	(Unaudited)
	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$210.6	202.6
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisition:
Depreciation of property and equipment	39.3	37.6
Gain on sale of property and equipment	(0.6)	(0.4)
Bad debt expense	(0.1)	1.9
Deferred income taxes	0.3	0.5
Stock-based compensation	1.5	1.6
Amortization of intangible assets	2.7	1.0
Changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(82.1)	(101.4)
Inventories	31.1	10.6
Other current assets	16.3	33.2
Accounts payable	8.1	19.3
Accrued expenses	(6.3)	(24.0)
Income taxes	53.9	56.2
Other	0.1	2.4
Net cash provided by operating activities	274.8	241.1

Cash flows from investing activities:
Purchases of property and equipment	(32.7)	(48.8)
Proceeds from sale of property and equipment	2.7	2.1
Cash paid for acquisition	—	(125.0)
Other	0.1	—
Net cash used in investing activities	(29.9)	(171.7)

Cash flows from financing activities:
Proceeds from debt obligations	110.0	325.0
Payments against debt obligations	(110.0)	(215.0)
Proceeds from exercise of stock options	6.6	7.4
Purchases of common stock	—	(52.0)
Payments of dividends	(160.8)	(143.6)
Net cash used in financing activities	(154.2)	(78.2)

Effect of exchange rate changes on cash and cash equivalents	(2.5)	(5.4)

Net increase (decrease) in cash and cash equivalents	88.2	(14.2)

Cash and cash equivalents at beginning of period	245.7	174.9
Cash and cash equivalents at end of period	$333.9	160.7

Supplemental information:
Cash paid for interest	$2.4	2.2
Net cash paid for income taxes	$12.4	10.2
Leased assets obtained in exchange for new operating lease liabilities	$30.9	25.0
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2021 and 2020
(Unaudited)
(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as the company, Fastenal, or by terms such as we, our, or us) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in our consolidated financial statements as of and for the year ended December 31, 2020. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Impact of COVID-19
The COVID-19 pandemic has impacted and could further impact our operations and the operations of our suppliers and vendors as a result of quarantines, facility closures, illnesses, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by federal, state, and local governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the future impact at this time.
Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to U.S. GAAP on contract modifications, hedging relationships, and other transactions affected by reference rate reform to ease entities' financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made, hedging relationships entered into, and other transactions affected by reference rate reform, evaluated on or before December 31, 2022, beginning during the reporting period in which the guidance has been elected. We are currently evaluating the impact of the new guidance on our condensed consolidated financial statements.
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

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2021 and 2020
(Unaudited)
Disaggregation of Revenue
Our revenues related to the following geographic areas were as follows for the periods ended March 31:

	Three-month Period
	2021	2020
United States	$1,187.8	1,166.7
Canada and Mexico	176.8	158.4
North America	1,364.6	1,325.1
All other foreign countries	52.4	41.9
Total revenues	$1,417.0	1,367.0

The percentages of our sales by end market were as follows for the periods ended March 31:

	Three-month Period
	2021	2020
Manufacturing	68.0%	67.9%
Non-residential construction	10.8%	12.3%
Other	21.2%	19.8%
	100.0%	100.0%
The percentages of our sales by product line were as follows for the periods ended March 31:

		Three-month Period
Type	Introduced	2021	2020
Fasteners(1)	1967	32.5%	32.9%
Tools	1993	8.6%	9.4%
Cutting tools	1996	5.0%	5.4%
Hydraulics & pneumatics	1996	6.3%	6.6%
Material handling	1996	5.5%	5.7%
Janitorial supplies	1996	8.5%	8.3%
Electrical supplies	1997	4.3%	4.6%
Welding supplies	1997	3.8%	4.1%
Safety supplies	1999	21.5%	19.8%
Other		4.0%	3.2%
		100.0%	100.0%
(1) The fasteners product line represents fasteners and miscellaneous supplies.

(3) Stockholders' Equity
Dividends
On April 12, 2021, our board of directors declared a quarterly dividend of $0.28 per share of common stock to be paid in cash on May 25, 2021 to shareholders of record at the close of business on April 26, 2021. Since 2011, we have paid quarterly cash dividends, and in 2020, we paid a special cash dividend late in the year. Our board of directors currently intends to continue paying quarterly cash dividends, provided that any future determination as to payment of dividends will depend on the financial condition and results of operations of the company and such other factors as are deemed relevant by the board of directors.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2021 and 2020
(Unaudited)
The following table presents the cash dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2021	2020
First quarter	$0.28	$0.25
Second quarter	$0.28	$0.25
Third quarter		$0.25
Fourth quarter		$0.25
Fourth quarter (special)		$0.40
Total	$0.56	$1.40
Stock Options
The following tables summarize the details of options granted under our stock option plans that were outstanding as of March 31, 2021, and the assumptions used to value these grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	March 31, 2021
Date of Grant				Options Outstanding	Options Exercisable
January 4, 2021	741,510	$48.00	$47.650	734,323	26,643
January 2, 2020	902,263	$38.00	$37.230	865,298	24,964
January 2, 2019	1,316,924	$26.00	$25.705	1,118,034	351,964
January 2, 2018	1,087,936	$27.50	$27.270	837,605	395,067
January 3, 2017	1,529,578	$23.50	$23.475	904,791	525,801
April 19, 2016	1,690,880	$23.00	$22.870	888,322	562,764
April 21, 2015	1,786,440	$21.00	$20.630	586,137	340,577
April 22, 2014	1,910,000	$28.00	$25.265	323,400	170,900
April 16, 2013	410,000	$27.00	$24.625	28,964	10,226
April 17, 2012	2,470,000	$27.00	$24.505	20,750	20,750
Total	13,845,531			6,307,624	2,429,656

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 4, 2021	0.4%	5.00	2.0%	29.17%	$9.57
January 2, 2020	1.7%	5.00	2.4%	25.70%	$6.81
January 2, 2019	2.5%	5.00	2.9%	23.96%	$4.40
January 2, 2018	2.2%	5.00	2.3%	23.45%	$5.02
January 3, 2017	1.9%	5.00	2.6%	24.49%	$4.20
April 19, 2016	1.3%	5.00	2.6%	26.34%	$4.09
April 21, 2015	1.3%	5.00	2.7%	26.84%	$3.68
April 22, 2014	1.8%	5.00	2.0%	28.55%	$4.79
April 16, 2013	0.7%	5.00	1.6%	37.42%	$6.33
April 17, 2012	0.9%	5.00	1.4%	39.25%	$6.85
All of the options in the tables above vest and become exercisable over a period of up to eight years. Generally, each option will terminate approximately ten years after the grant date.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2021 and 2020
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the three-month periods ended March 31, 2021 and 2020 was $1.5 and $1.6, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of March 31, 2021 was $16.6 and is expected to be recognized over a weighted average period of 4.41 years. Any future changes in estimated forfeitures will impact this amount.
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings per share calculation because they were anti-dilutive:

	Three-month Period
Reconciliation	2021	2020
Basic weighted average shares outstanding	574,336,112	573,904,156
Weighted shares assumed upon exercise of stock options	2,210,857	1,414,674
Diluted weighted average shares outstanding	576,546,969	575,318,830

	Three-month Period
Summary of Anti-dilutive Options Excluded	2021	2020
Options to purchase shares of common stock	711,977	891,290
Weighted average exercise prices of options	$48.00	38.00
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
(4) Income Taxes
We file income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. We are no longer subject to income tax examinations by taxing authorities for taxable years before 2017 in the case of United States federal examinations, and with limited exceptions, before 2015 in the case of foreign, state, and local examinations. During the first quarter of 2021, there were no material changes in unrecognized tax benefits.
During 2020, we deferred approximately $30.0 in payroll taxes as allowed under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) which was signed into law in March 2020 to help businesses navigate COVID-19 related challenges. The deferred payroll taxes will be paid during the third quarter of 2021.
(5) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $88.1. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2021 and 2020
(Unaudited)
(6) Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	Average Interest Rate at March 31, 2021		Debt Outstanding
		Maturity Date	March 31, 2021	December 31, 2020
Unsecured revolving credit facility	1.07%	November 30, 2023	$—	—
Senior unsecured promissory notes payable, Series A	2.00%	July 20, 2021	40.0	40.0
Senior unsecured promissory notes payable, Series B	2.45%	July 20, 2022	35.0	35.0
Senior unsecured promissory notes payable, Series C	3.22%	March 1, 2024	60.0	60.0
Senior unsecured promissory notes payable, Series D	2.66%	May 15, 2025	75.0	75.0
Senior unsecured promissory notes payable, Series E	2.72%	May 15, 2027	50.0	50.0
Senior unsecured promissory notes payable, Series F	1.69%	June 24, 2023	70.0	70.0
Senior unsecured promissory notes payable, Series G	2.13%	June 24, 2026	25.0	25.0
Senior unsecured promissory notes payable, Series H	2.50%	June 24, 2030	50.0	50.0
Total			405.0	405.0
Less: Current portion of debt			(40.0)	(40.0)
Long-term debt			$365.0	365.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation			$36.3	36.3
Unsecured Revolving Credit Facility
We have a $700.0 committed unsecured revolving credit facility (Credit Facility). The Credit Facility includes a committed letter of credit subfacility of $55.0. Any borrowings outstanding under the Credit Facility for which we have the ability and intent to pay using cash within the next twelve months, will be classified as a current liability. The Credit Facility contains certain financial and other covenants, and our right to borrow under the Credit Facility is conditioned upon, among other things, our compliance with these covenants. We are currently in compliance with these covenants.
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to the London Interbank Offered Rate (LIBOR) for interest periods of various lengths selected by us, plus 0.95%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our usage of the Credit Facility.
Senior Unsecured Promissory Notes Payable
We have issued senior unsecured promissory notes under our master note agreement (the Master Note Agreement) in the aggregate principal amount of $405.0. Our aggregate borrowing capacity under the Master Note Agreement is $600.0; however, none of the institutional investors party to that agreement are committed to purchase notes thereunder. There is no amortization of these notes prior to their maturity date and interest is payable quarterly. The notes currently issued under our Master Note Agreement, including the maturity date and fixed interest rate per annum of each series of note, are contained in the table above. The Master Note Agreement contains certain financial and other covenants and we are currently in compliance with these covenants.
(7) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2020 annual report on Form 10-K in Note 11 of the Notes to Consolidated Financial Statements. As of March 31, 2021, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2021 and 2020
(Unaudited)
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
Business
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of over 3,200 in-market locations. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes sales of products for both original equipment manufacturing (OEM), where our products are consumed in the final products of our customers, and manufacturing, repair and operations (MRO), where our products are consumed to support the facilities and ongoing operations of our customers. The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, oil exploration companies, oil production and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our branches, Onsite locations, and customers are primarily located in North America.
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
Although the impact on, and modifications to, our business from COVID-19 have begun to ease, the pandemic continued to influence our activity in the first quarter of 2021. The re-opening and recovery of the manufacturing and construction marketplace continued and accelerated, and our ability to engage directly with customers, while not at pre-pandemic levels, improved. This resulted in improving performance in our traditional branch and Onsite business. At the same time, demand for most pandemic-related PPE from our customers, including government, has begun to moderate, and this combined with an oversupply in the marketplace resulted in a financial write-down of our 3-ply mask inventory in the period. In general, industrial and construction businesses have learned to navigate COVID-19 while maintaining operations, and we expect that trend to continue.
Consistent with broader social trends, and in accordance with applicable local and federal regulations, we have taken steps to safeguard the health of our employees. Such steps include closing branch and corporate facilities to outside personnel, adjusting work schedules to maximize social distance, creating space between work areas, providing ample PPE and cleaning supplies, having formal policies for mitigation in the event of cases of illness, utilizing technologies where work duties allow to enable work from home capabilities, and utilizing technologies such as vending and mobility to create social distancing. Due to these precautions, our operations have continued to function effectively, including our internal controls over financial reporting. Many of our employees, depending on local conditions and regulations, have returned to a work-from-office environment, and we expect that trend to continue in the near term.
There remains uncertainty concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors deriving from the COVID-19 response that have or may negatively impact sales and gross margin in the future include, but are not limited to: limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products to customers; limitations on the ability of our customers to conduct their business and purchase our products and services; and limitations on the ability of our customers to pay us on a timely basis. With respect to liquidity, as of the end of the first quarter of 2021, we have substantially all of our $700.0 bank revolver available for use in the event that the need arises.
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
Executive Overview
Net sales increased $50.0, or 3.7%, in the first quarter of 2021 relative to the first quarter of 2020. Our gross profit increased $6.6, or 1.0%, in the first quarter of 2021 relative to the first quarter of 2020, and as a percentage of net sales declined to 45.4% in the first quarter of 2021 from 46.6% in the first quarter of 2020. Roughly 50 basis points of this decline relates to a one-time write-down of our mask inventory. Our operating income increased $9.1, or 3.3%, in the first quarter of 2021 relative to the first quarter of 2020, and as a percentage of net sales decreased to 19.8% in the first quarter of 2021 from 19.9% in the first quarter of 2020. Our net earnings during the first quarter of 2021 were $210.6, an increase of 3.9% when compared to the first quarter of 2020. Our diluted net earnings per share were $0.37 during the first quarter of 2021 compared to $0.35 during the first quarter of 2020, an increase of 3.7%.
Our results in the first quarter of 2021 were affected by the impacts of the COVID-19 pandemic throughout the period, though these impacts have meaningfully declined relative to what was experienced in 2020. Business activity among our traditional manufacturing and construction customers is recovering, resulting in better performance from our branch and Onsite operations. Direct access to customer facilities and decision-makers has improved, but has not returned to pre-pandemic levels, and this continues to impact our ability to promote and achieve signings for growth drivers such as FMI (Fastenal Managed Inventory) and Onsites (defined as dedicated sales and service provided from within, or in close proximity to, the customer's facility). At the same time, sales of COVID-related products (masks, shields, sanitizer, etc.) remain healthy but are moderating, which began to be reflected in results toward the end of the first quarter of 2021 and will likely continue in the second quarter of 2021. We also took a financial write-down of the value of the 3-ply masks held in our inventory, necessitated by the oversupply of products in the marketplace and a slower rate of sell-through relative to 2020.
The table below summarizes our total and FTE (based on 40 hours per week) employee headcount, our investments in in-market locations (defined as the sum of the total number of public branch locations and the total number of active Onsite locations), and weighted FMI devices at the end of the periods presented and the percentage change compared to the end of the prior periods.

			Change Since:		Change Since:
	Q1 2021	Q4 2020	Q4 2020	Q1 2020	Q1 2020
In-market locations - absolute employee headcount	12,683	12,680	0.0%	14,001	-9.4%
In-market locations - FTE employee headcount	11,323	11,260	0.6%	12,334	-8.2%
Total absolute employee headcount	20,532	20,365	0.8%	22,131	-7.2%
Total FTE employee headcount	18,094	17,836	1.4%	19,235	-5.9%

Number of public branch locations	1,959	2,003	-2.2%	2,091	-6.3%
Number of active Onsite locations	1,285	1,265	1.6%	1,179	9.0%
Number of in-market locations	3,244	3,268	-0.7%	3,270	-0.8%
Ratio of in-market location FTE headcount to in-market locations	3:1	3:1		4:1
Weighted FMI devices (MEU installed count) (1)	85,157	83,951	1.4%	79,194	7.5%
Ratio of weighted FMI devices to in-market locations	26:1	26:1		24:1
(1) This number excludes approximately 13,000 non-weighted devices that are part of our locker lease program.

During the last twelve months, we reduced our total FTE employee headcount by 1,141. This reflects a decline in our in-market FTE employee headcount of 1,011, as well as declines in headcount at our distribution centers and manufacturing operations to reflect lower throughput. These reductions are primarily related to efforts to control expenses in response to weaker demand from traditional manufacturing and construction customers. This was only partly offset by additions in non-branch selling and support roles. The increase in non-branch selling largely reflects a reclassification of certain sales roles from in-market to non-in-market, and while strategic, does not constitute a net increase in headcount at the corporate level. The increase in support roles largely reflects increases in personnel in Information Technology, including employees added from our acquisition of certain assets of Apex Industrial Technologies LLC (Apex), as well as roles to support customer acquisition and implementation.
We opened two branches in the first quarter of 2021 and closed 46 branches, net of conversions. We activated 48 Onsite locations in the first quarter of 2021 and closed 28, net of conversions. In any period, the number of closings tend to reflect both normal churn in our business, whether due to redefining or exiting customer relationships, the shutting or relocation of customer facilities that host our locations, or a customer decision, as well as our ongoing review of underperforming locations. Our in-market network forms the foundation of our business strategy, and we will continue to open or close locations as is deemed necessary to sustain and improve our network, support our growth drivers, and manage our operating expenses.
Results of Operations

The following sets forth condensed consolidated statement of earnings information (as a percentage of net sales) for the periods ended March 31:

	Three-month Period
	2021	2020
Net sales	100.0%	100.0%
Gross profit	45.4%	46.6%
Operating and administrative expenses	25.6%	26.7%
Operating income	19.8%	19.9%
Net interest expense	-0.2%	-0.2%
Earnings before income taxes	19.6%	19.7%

Note – Amounts may not foot due to rounding difference.
Net Sales
The table below sets forth net sales and daily sales for the periods ended March 31, and changes in such sales from the prior period to the more recent period:

	Three-month Period
	2021	2020
Net sales	$1,417.0	1,367.0
Percentage change	3.7%	4.4%
Business days	63	64
Daily sales	$22.5	21.4
Percentage change	5.3%	2.8%
Daily sales impact of currency fluctuations	0.6%	-0.2%

Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
In the first quarter of 2021, our net sales of $1,417.0 increased $50.0, or 3.7%. Adjusted for one fewer selling day in the first quarter of 2021, our daily sales rate increased 5.3%. This increase is due to improved unit sales across most products, resulting from continued improvement in business activity among our traditional manufacturing and construction customers as well as higher sales of COVID-related PPE to traditional, government, and healthcare customers. These favorable factors were partly offset by severe weather in February 2021, which we believe reduced net and daily sales growth by 50 to 100 basis points in the first quarter of 2021 compared to the first quarter of 2020.
Aside from the general improvement in business conditions through the first quarter of 2021, certain distinct trends emerged related to the timing of onset of the COVID-19 pandemic. In March 2020, and specifically the back half of that month, governments and businesses began to enact policies aimed at mitigating the effects of COVID-19, which also weakened business activity and the performance of our more cyclical product lines, such as fasteners. At the same time, it began to elevate demand for PPE to support medical personnel, first responders, and essential workers, resulting in an increase in demand for safety and sanitizer products. For these reasons, in March 2020, we experienced meaningful erosion in demand for fastener products and meaningful acceleration in demand for safety and sanitizer products relative to what had been experienced in January and February 2020. In contrast, and reflecting in part the comparisons each product category faced, in March 2021, we experienced meaningful acceleration in demand for fastener products and meaningful deceleration in demand for safety and sanitizer products relative to what had been experienced in January and February 2021. Based on the impact of the pandemic on these product categories and the progression it made through the first half of 2020, it is possible the shift experienced in March of 2021 may become more pronounced in the second quarter of 2021.
The overall impact of product pricing on net sales was 60 to 90 basis points during the first quarter of 2021; this compares to an immaterial impact in the fourth quarter of 2020 and a 30 to 60 basis points impact in the first quarter of 2020. Pressures related to product cost inflation are rising, however, and we anticipate taking pricing actions in the second quarter of 2021 to mitigate these effects. Foreign exchange favorably impacted sales in the first quarter of 2021 by 60 basis points.
From a product standpoint, fastener daily sales increased 4.0% in the first quarter of 2021 from the first quarter of 2020 and accounted for 32.5% of total sales, down from 32.9% of sales in the prior year. The fastener product line tends to have our highest gross profit margin. In contrast, safety daily sales, which includes PPE, grew 14.7% in the first quarter of 2021 from the first quarter of 2020 and accounted for 21.5% of total sales, up from 19.8% of sales in the prior year. Daily sales of other products, which includes sanitizer, increased 2.5% in the first quarter of 2021 from the first quarter of 2020 and accounted for 46.0% of total sales, down from 47.3% of sales in the prior year. Safety and other products tend to have gross profit margins below our company average.
From a customer standpoint, daily sales to our manufacturing customers increased 5.6% in the first quarter of 2021 from the first quarter of 2020. Daily sales of our non-residential construction customers declined 7.5% in the first quarter of 2021 from the first quarter of 2020, though growth in March specifically was flat versus the prior year period. Sales trends for our traditional manufacturing and construction customers reflected improvement in underlying economic trends. Sales to government customers, which includes health care providers, increased 37.3% and was 5.4% of our sales mix in the first quarter of 2021, up from 4.2% of sales in the first quarter of 2020.
Many of our customers, in response to the pandemic, enacted policies that limited access of outside personnel to their facilities and allowed key decision-makers to work remotely. This has made it more difficult to engage with customers directly in a way that most effectively allows us to promote growth drivers such as FMI (Fastenal Managed Inventory) and Onsites (defined as dedicated sales and service provided from within, or in close proximity to, the customer's facility), or implement agreements that have been signed. While access improved in the first quarter of 2021 and trended more favorably through the period, it remains below pre-pandemic levels. This did influence our growth driver performance in the first quarter of 2021:
•We signed 68 new Onsite locations during the first quarter of 2021. Though this is a decline from 85 new Onsite signings in the first quarter of 2020, it also represents the highest rate of quarterly signings since the onset of the pandemic. We had 1,285 active sites on March 31, 2021, which represented an increase of 9.0% from March 31, 2020. Daily sales through our Onsite locations, excluding sales transferred from branches to new Onsites, increased at a mid to high single-digit rate in the first quarter of 2021 over the first quarter of 2020. The increase in sales reflects largely the contributions of our newest Onsites, as sales at our older sites remained down versus the year earlier period, though the rate of decline continued to moderate relative to preceding quarters. We continue to believe the market can support annual signings of 375 to 400 Onsites. However, in light of the level of signings in the first quarter of 2021 and continued lengthening of the sales cycle as a result of COVID-19, we believe Onsite signings in 2021 are more likely to fall between 300 and 350 locations.
•Fastenal Managed Inventory (FMI) is comprised of our FAST Vend (vending devices), FAST Bin (infrared, RFID, and scaled bins), and FAST Stock (scanned bins) offering. Prior to 2021, we reported exclusively on the signings, installations, and sales of FAST Vend. Beginning with this Form 10-Q, and as detailed previously in our 2020 Form 10-K filing, we are disclosing a weighted FMI measure that combines the signings, installations, and sales of FAST Vend and FAST Bin into a standardized machine equivalent unit (MEU) based on the expected output of each type of device. Figures prior to 2021 may differ slightly from those provided in our 2020 Form 10-K filing based on minor changes we made to the conversion of absolute devices to weighted devices that we plan on using in all future periods.
In the first quarter of 2021, we signed 4,683 weighted FMI devices, largely in line with the 4,692 signed in the first quarter of 2020. On a business day basis, we signed 74 in the first quarter of 2021. Our installed weighted FMI device count on March 31, 2021 was 85,157, an increase of 7.5% over March 31, 2020. FAST Vend represented over 95% of our installed base of weighted devices in the first quarter of 2021, while its proportion of signings was in the mid 80% range. Daily sales through weighted FMI devices increased 9.0% in the first quarter of 2021, and represented 21.2% of net sales. Our goal for weighted FMI device signings in 2021 remains at a range of 23,000 to 25,000 MEUs, though conditions for signings will need to continue to improve beyond the first quarter of 2021 to achieve this range.
Revenues attributed to all of our FMI tools, including FAST Stock, represented 29.0% of sales in the first quarter of 2021.

All metrics provided above exclude approximately 13,000 non-weighted vending devices that are part of a leased locker program.
•Our e-commerce business includes sales made through an electronic data interface (EDI) with our customers or through the web. It does not include sales through FMI, though we do consider these to be digital connections between ourselves and our customers. Daily sales through e-commerce grew 35.5% in the first quarter of 2021 over the first quarter of 2020. Revenues attributable to e-commerce represented 12.2% of our total revenues in the period.
Combined, 34.8% of our sales were generated digitally in the first quarter of 2021. We view our digital sales to be a combination of our sales through FMI (FAST Vend, FAST Bin, and FAST Stock) plus that proportion of our e-commerce sales that do not represent billings of FMI services.
Sales by Product Line
The approximate mix of sales from fasteners, safety supplies, and all other product lines was as follows for the periods ended March 31:

	Three-month Period
	2021	2020
Fasteners	32.5%	32.9%
Safety supplies	21.5%	19.8%
Other product lines	46.0%	47.3%
	100.0%	100.0%
Gross Profit
In the first quarter of 2021, our gross profit, as a percentage of net sales, declined to 45.4%, or 120 basis points from 46.6% in the first quarter of 2020. We believe the decline in gross profit during this period is attributable to the following items. (1) During the period we wrote-down the value of the 3-ply masks that remain in inventory by $7.8M, reducing our gross profit, as a percentage of net sales, by 50 basis points. From April 2020 to March 2021, we profitably sold roughly $110.0 of these 3-ply masks, a product we sold very little of prior to that period. We continue to have demand for these masks and sell through our inventory. However, the surplus of product that has entered the market has pushed prices below original cost, a condition we anticipate will persist, which in turn slowed sell-through toward the end of the first quarter of 2021. (2) Product and customer mix have adversely affected our gross profit percentage, though the impact is somewhat less in the first quarter of 2021 than what had been experienced in previous quarters. As it relates to customer mix, relatively faster growth to national account and government customers, which tend to have gross profit margins below the company average, versus smaller, locally managed customers, which tend to have gross profit margins above the company average, adversely impacted gross profit, as a percentage of sales, in the first quarter of 2021. As it relates to product mix, from the first quarter of 2020 to the first quarter of 2021, our daily sales of higher profit margin fastener products increased 4.0% while our daily sales of lower gross profit margin non-fastener products grew 6.1%. The relatively narrow gap between the growth of our fastener and non-fastener product lines has produced a relatively modest impact from product mix in the first quarter of 2021. (3) We had lower margins in our fastener and safety product lines. For safety, gross profit margins for non-COVID-related safety products increased, but this was more than offset by the impact of the write-down as well as the ongoing sale of lower gross profit margin PPE products. For fasteners, the gross profit margin was affected by relatively faster growth from larger customers over smaller customers, short-term sales of low-margin product related to customer implementations, and spot market buys of product, which tend to be a necessary but costlier solution to managing lengthening lead times in supply chains.
Operating and Administrative Expenses
Our operating and administrative expenses, as a percentage of net sales, improved to 25.6% in the first quarter of 2021 compared to 26.7% in the first quarter of 2020. In the first quarter of 2021, we experienced modest leverage in each of our employee, occupancy, and general corporate expense categories.
The growth or contraction in employee-related, occupancy-related, and all other operating and administrative expenses compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Three-month Period
		2021
Employee-related expenses	70%	1.8%
Occupancy-related expenses	15% to 20%	0.2%
All other operating and administrative expenses	10% to 15%	-15.2%

Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes.
In the first quarter of 2021, our employee-related expenses increased when compared to the first quarter of 2020 as a result of higher profit sharing to reflect a more favorable sales and profit outlook and, to a lesser extent, slightly higher incentive compensation. This was partly offset by slightly lower base compensation as a result of lower FTE headcount during the period as part of our efforts to control expenses.
The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior periods:

			Change Since:		Change Since:
	Q1 2021	Q4 2020	Q4 2020	Q1 2020	Q1 2020
In-market locations (branches & Onsites)	11,323	11,260	0.6%	12,334	-8.2%
Non-in-market selling	1,977	1,923	2.8%	1,866	5.9%
Selling subtotal	13,300	13,183	0.9%	14,200	-6.3%
Distribution/Transportation	2,695	2,591	4.0%	2,992	-9.9%
Manufacturing	613	607	1.0%	675	-9.2%
Administration	1,486	1,455	2.1%	1,368	8.6%
Non-selling subtotal	4,794	4,653	3.0%	5,035	-4.8%
Total	18,094	17,836	1.4%	19,235	-5.9%
Occupancy-related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our branches and distribution locations, and (4) industrial vending equipment (we consider the vending equipment, excluding leased locker equipment, to be a logical extension of our in-market operations and classify the depreciation and repair costs as occupancy expenses).
In the first quarter of 2021, our occupancy-related expenses were mostly unchanged when compared to the first quarter of 2020. A modest increase in non-branch facility expenses was largely offset by slightly lower vending repair costs.
All other operating and administrative expenses include: (1) selling-related transportation, (2) information technology (IT) expenses, (3) general corporate expenses, which consists of legal expenses, general insurance expenses, travel and marketing expenses, etc., and (4) the gain on sales of property and equipment.
Combined, all other operating and administrative expenses decreased in the first quarter of 2021 when compared to the first quarter of 2020. We experienced lower costs for selling-related transportation due to tight fleet maintenance expenses and efforts to rationalize our local pick-up fleet. We also continued to experience reduced costs for travel, meals, and supplies, as well as favorable bad debt trends. This was only partly offset by increases in spending on information technology.
Net Interest Expense
Our net interest expense was $2.4 in the first quarter of 2021 and $2.1 in the first quarter of 2020. We experienced higher average debt levels through the period, which were offset by lower interest rates, as compared to the first quarter of 2020.
Income Taxes
We recorded income tax expense of $67.3 in the first quarter of 2021, or 24.2% of earnings before income taxes. Income tax expense was $66.6 in the first quarter of 2020, or 24.7% of earnings before income taxes. We believe our ongoing tax rate, absent any discrete tax items or broader changes to tax law, will be in the 24.5% to 25.0% range. Our tax rate in the first quarter of 2021 was below this range largely due to the tax benefits associated with the exercise of stock options.
Net Earnings
Our net earnings during the first quarter of 2021 were $210.6, an increase of 3.9% when compared to the first quarter of 2020. Our diluted net earnings per share during the first quarter of 2021 were $0.37, an increase of 3.7% when compared to the first quarter of 2020.

Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended March 31:

	Three-month Period
	2021	2020
Net cash provided by operating activities	$274.8	241.1
Percentage of net earnings	130.5%	119.0%
Net cash used in investing activities	$29.9	171.7
Percentage of net earnings	14.2%	84.7%
Net cash used in financing activities	$154.2	78.2
Percentage of net earnings	73.2%	38.6%
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased in the first quarter of 2021 relative to the first quarter of 2020. The most significant contributor to the increase in our operating cash flow as a percentage of net earnings was relatively more measured growth in working capital compared to the prior period. The impact of improving demand on our customer's working capital needs was mitigated by internal efforts to streamline inventory, a lower rate of growth in the installed base of Onsites and weighted FMI devices, and improved receivables collections.
The dollar and percentage change in accounts receivable, net, inventories, and accounts payable as of March 31, 2021 when compared to March 31, 2020 were as follows:

	March 31		Twelve-month Dollar Change	Twelve-month Percentage Change
	2021	2020	2021	2021
Accounts receivable, net	$851.0	833.9	$17.2	2.1%
Inventories	1,305.3	1,345.5	(40.2)	-3.0%
Trade working capital	$2,156.3	2,179.4	$(23.1)	-1.1%

Accounts payable	$215.1	212.1	$2.9	1.4%

Trade working capital, net	$1,941.3	1,967.2	$(26.0)	-1.3%

Net sales in last two months	$969.1	904.1	$64.9	7.2%
Note - Amounts may not foot due to rounding difference.
The growth in our net accounts receivable as of March 31, 2021 when compared to March 31, 2020 reflects higher sales, partly offset by improvement in collection of past due balances.
The decrease in inventory as of March 31, 2021 when compared to March 31, 2020 was due to several factors: First, further consolidation of our traditional branch count, with 142 closings over the past 12 months. Second, efforts to better match stock to the needs of specific markets, reduce slow- or non-moving inventory, and improve the flow of product through our internal logistics. Third, relatively slow signings in 2020 of Onsites and weighted FMI devices, particularly vending, reduced the rate of growth in our installed base and the inventory that would have been necessary to support it.
The increase in accounts payable as of March 31, 2021 when compared to March 31, 2020 was primarily due to growth in our business.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased in the first quarter of 2021 when compared to the first quarter of 2020. There were two factors behind this decline. First, in the first quarter of 2020 we acquired the industrial vending assets of Apex for $125.0, and that outlay did not occur in the first quarter of 2021. Second, our net capital expenditures (property and equipment net of proceeds from sales) were lower in the first quarter of 2021 compared to in the first quarter of 2020.
Our capital spending will typically fall into five categories: (1) the addition of manufacturing and warehouse property and equipment, (2) the purchase of industrial vending and bin technology, (3) the purchase of software and hardware for our information processing systems, (4) the addition of fleet vehicles, and (5) the purchase of signage, shelving, and other fixed assets related to branch and Onsite locations. Proceeds from the sales of property and equipment, typically for the planned disposition of pick-up trucks as well as distribution vehicles and trailers in the normal course of business, are netted against these purchases and additions. During the first quarter of 2021, our net capital expenditures were $30.0, which is a decrease of 35.8% from the first quarter of 2020. Of the factors described above, the largest reason for the decline in net capital expenditures in the first quarter of 2021 was a reduction on spending for vending and bin technology, which is related to both reduced equipment costs as a result of the acquisition of certain assets from Apex and lower equipment needs given the slower signings momentum experienced over the last twelve months.
Cash requirements for capital expenditures were satisfied from cash generated from operations, available cash and cash equivalents, our borrowing capacity, and the proceeds of disposals. We continue to expect our net capital expenditures in 2021 to be within a range of $170.0 to $200.0, an increase from $157.5 in 2020. This increase relates to increased spending for a non-hub construction project in Winona to support growth, higher spending for equipment and facility upgrades, retrofits, and replacement across most tracked categories, and lower anticipated proceeds from asset sales.
Net Cash Used in Financing Activities
Net cash used in financing activities in the first quarter of 2021 consisted of payments of dividends, which were partially offset by proceeds from the exercise of stock options. Net cash used in financing activities in the first quarter of 2020 consisted of payments of dividends and purchases of our common stock, which were partially offset by proceeds from the exercise of stock options and net proceeds from debt obligations. During the first quarter of 2021, we returned $160.8 to shareholders all in the form of dividends, compared to $195.6 in the first quarter of 2020 in the form of dividends ($143.6) and purchases of our common stock ($52.0). During the first quarter of 2021, we did not purchase any shares of our common stock. During the first quarter of 2020, we purchased 1,600,000 shares of our common stock at an average price of approximately $32.54 per share. We currently have authority to purchase up to 3,200,000 additional shares of our common stock. An overview of our cash dividends paid or declared in 2021 and 2020 is contained in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates – A discussion of our critical accounting policies and estimates is contained in our 2020 annual report on Form 10-K.
Recently Issued and Adopted Accounting Pronouncements – A description of recently adopted accounting pronouncements, if any, is contained in Note 1 of the Notes to Condensed Consolidated Financial Statements.
Certain Contractual Obligations – A discussion of the nature and amount of certain of our contractual obligations is contained in our 2020 annual report on Form 10-K. That portion of total debt outstanding under our Credit Facility and notes payable classified as long-term, and the maturity of that debt, is described earlier in Note 6 of the Notes to Condensed Consolidated Financial Statements.
Certain Risks and Uncertainties – Certain statements contained in this document do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations and beliefs regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, our strategies, goals, mission and vision, and our expectations related to future capital expenditures, future tax rates, future inventory levels, pricing, Onsite and weighted FMI device signings, and the impact of price increases and surge sales on overall sales growth or margin performance. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the impact of the COVID-19 pandemic, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, failure to accurately predict the market potential of our business strategies or the impact of surge sales on our overall net sales, the introduction or expansion of new business strategies, weak acceptance or adoption of our vending or Onsite business models, increased competition in industrial vending or Onsite, difficulty in maintaining installation quality as our industrial vending business expands, the leasing to customers of a significant number of additional industrial vending devices, the failure to meet our goals and expectations regarding branch openings, branch closings, or expansion of our industrial vending or Onsite operations, changes in the implementation objectives of our business strategies, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law or the impact of any such changes on future tax rates, changes in tariffs or the impact of any such changes on our financial results, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, difficulties measuring the contribution of price increases on sales growth, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to certain market risks from changes in foreign currency exchange rates, commodity steel pricing, commodity energy prices, and interest rates. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments, our operations in countries other than the U.S., and earnings denominated in foreign currencies. Historically, our primary exchange rate exposure has been with the Canadian dollar against the United States dollar. We have not historically hedged our foreign currency risk given that exposure to date has not been material. In the first quarter of 2021, changes in foreign currency exchange rates increased our reported net sales by $8.7 with the estimated effect on our net earnings being immaterial.
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners and related hardware. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers, though the timing of such exposure can be delayed due to our long supply chain. Through the first quarter of 2021, we have seen the price of commodity steel as reflected in many market indexes increase. Our estimated net earnings exposure for these changes was not material in the first quarter of 2021.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity. Rising costs for these commodities can produce higher fuel costs for our hub and field-based vehicles and utility costs for our in-market locations, distribution centers, and manufacturing facilities. Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. We believe that over time these risks are mitigated in part by our ability to pass freight and product costs to our customers, the efficiency of our trucking distribution network, and the ability, over time, to manage our occupancy costs related to the heating and cooling of our facilities through better efficiency. Through the first quarter of 2021, we have seen the price of commodity energy as reflected in many market indexes increase. Our estimated net earnings exposure for these changes was not material in the first quarter of 2021.
Interest rates - Loans under our Credit Facility bear interest at floating rates tied to LIBOR (or, if LIBOR is no longer available, at a replacement rate to be determined by the administrative agent for the Credit Facility and consented to by us). As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. Due to limited borrowing activity during the first quarter of 2021, a one percentage point increase in LIBOR would have resulted in an immaterial increase in interest expense. A description of our Credit Facility is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the first quarter of 2021:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2021	0	$0.00	0	3,200,000
February 1-28, 2021	0	$0.00	0	3,200,000
March 1-31, 2021	0	$0.00	0	3,200,000
Total	0	$0.00	0	3,200,000

(1)
On July 11, 2017, our board of directors established a new authorization for us to repurchase up to 10,000,000 shares of our common stock. This repurchase program has no expiration date. As of March 31, 2021, we had remaining authority to repurchase 3,200,000 shares under this authorization.

ITEM 6 — EXHIBITS
INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 8-K dated as of April 22, 2019)

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company's Form 8-K dated as of January 17, 2019)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: April 16, 2021	By:	/s/ Holden Lewis
Holden Lewis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 16, 2021	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Executive Vice President - Chief Accounting Officer and
Treasurer (Duly Authorized Officer and Principal Accounting Officer)