Form 10-Q
period 2021-06-30
FASTENAL CO
filed 2021-07-16
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended June 30, 2021, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 12, 2021, there were approximately 574,739,393 shares of the registrant's common stock outstanding.

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in millions except share information)

	(Unaudited)
Assets	June 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$321.8	245.7
Trade accounts receivable, net of allowance for credit losses of $11.1 and $12.3, respectively	908.9	769.4
Inventories	1,327.9	1,337.5
Prepaid income taxes	—	6.7
Other current assets	146.7	140.3
Total current assets	2,705.3	2,499.6

Property and equipment, net	1,015.8	1,030.7
Operating lease right-of-use assets	259.6	243.0
Other assets	185.9	191.4

Total assets	$4,166.6	3,964.7

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$40.0	40.0
Accounts payable	236.1	207.0
Accrued expenses	277.9	272.1
Current portion of operating lease liabilities	94.8	93.6
Income taxes payable	1.4	—
Total current liabilities	650.2	612.7

Long-term debt	365.0	365.0
Operating lease liabilities	167.6	151.5
Deferred income taxes	103.0	102.3

Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 800,000,000 shares authorized, 574,704,880 and 574,159,575 shares issued and outstanding, respectively	2.9	2.9
Additional paid-in capital	78.4	61.9
Retained earnings	2,818.3	2,689.6
Accumulated other comprehensive loss	(18.8)	(21.2)
Total stockholders' equity	2,880.8	2,733.2
Total liabilities and stockholders' equity	$4,166.6	3,964.7
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Amounts in millions except earnings per share)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Net sales	$2,924.7	2,876.0	$1,507.7	1,509.0

Cost of sales	1,580.6	1,567.6	807.0	837.4
Gross profit	1,344.1	1,308.4	700.7	671.6

Operating and administrative expenses	746.0	721.1	382.9	355.6
Operating income	598.1	587.3	317.8	316.0

Interest income	0.0	0.2	0.0	0.1
Interest expense	(5.0)	(4.6)	(2.6)	(2.4)

Earnings before income taxes	593.1	582.9	315.2	313.7

Income tax expense	142.8	141.4	75.5	74.8

Net earnings	$450.3	441.5	$239.7	238.9

Basic net earnings per share	$0.78	0.77	$0.42	0.42

Diluted net earnings per share	$0.78	0.77	$0.42	0.42

Basic weighted average shares outstanding	574.5	573.6	574.6	573.2

Diluted weighted average shares outstanding	576.8	575.1	577.0	575.0
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Net earnings	$450.3	441.5	$239.7	238.9
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2021 and 2020)	2.4	(14.5)	6.8	10.5
Comprehensive income	$452.7	427.0	$246.5	249.4
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Amounts in millions except per share information)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Common stock
Balance at beginning of period	$2.9	2.9	$2.9	2.9
Balance at end of period	2.9	2.9	2.9	2.9
Additional paid-in capital
Balance at beginning of period	61.9	67.2	70.0	24.2
Stock options exercised	13.6	26.3	7.0	18.9
Purchases of common stock	—	(52.0)	—	—
Stock-based compensation	2.9	2.9	1.4	1.3
Balance at end of period	78.4	44.4	78.4	44.4
Retained earnings
Balance at beginning of period	2,689.6	2,633.9	2,739.4	2,692.9
Net earnings	450.3	441.5	239.7	238.9
Dividends paid in cash	(321.6)	(286.8)	(160.8)	(143.2)
Balance at end of period	2,818.3	2,788.6	2,818.3	2,788.6
Accumulated other comprehensive (loss) income
Balance at beginning of period	(21.2)	(38.4)	(25.6)	(63.4)
Other comprehensive (loss) income	2.4	(14.5)	6.8	10.5
Balance at end of period	(18.8)	(52.9)	(18.8)	(52.9)
Total stockholders' equity	$2,880.8	2,783.0	$2,880.8	2,783.0

Cash dividends paid per share of common stock	$0.56	$0.50	$0.28	$0.25
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)

	(Unaudited)
	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$450.3	441.5
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisition:
Depreciation of property and equipment	78.9	75.6
Gain on sale of property and equipment	(1.3)	(0.1)
Bad debt expense	(0.1)	4.0
Deferred income taxes	0.7	0.9
Stock-based compensation	2.9	2.9
Amortization of intangible assets	5.4	3.7
Changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(138.0)	(147.2)
Inventories	10.6	(40.8)
Other current assets	(6.4)	35.6
Accounts payable	29.1	1.3
Accrued expenses	5.8	(13.3)
Income taxes	8.1	119.0
Other	0.3	8.7
Net cash provided by operating activities	446.3	491.8

Cash flows from investing activities:
Purchases of property and equipment	(67.3)	(90.0)
Proceeds from sale of property and equipment	5.8	5.1
Cash paid for acquisition	—	(125.0)
Other	0.1	1.2
Net cash used in investing activities	(61.4)	(208.7)

Cash flows from financing activities:
Proceeds from debt obligations	165.0	870.0
Payments against debt obligations	(165.0)	(810.0)
Proceeds from exercise of stock options	13.6	26.3
Purchases of common stock	—	(52.0)
Payments of dividends	(321.6)	(286.8)
Net cash used in financing activities	(308.0)	(252.5)

Effect of exchange rate changes on cash and cash equivalents	(0.8)	(4.0)

Net increase in cash and cash equivalents	76.1	26.6

Cash and cash equivalents at beginning of period	245.7	174.9
Cash and cash equivalents at end of period	$321.8	201.5

Supplemental information:
Cash paid for interest	$5.0	4.1
Net cash paid for income taxes	$132.7	21.3
Leased assets obtained in exchange for new operating lease liabilities	$65.6	33.7
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2021 and 2020
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
Impact of COVID-19
The COVID-19 pandemic has likely influenced various trends the company is experiencing today. These include supply chain disruptions and labor shortages, the ongoing presence of certain pandemic-specific personal protective equipment (PPE) in our inventory, and a modest but likely sustainable shift in our mix to include more safety products and government customers. Evaluating the second quarter of 2021 is challenging given the dramatic impacts of the pandemic on the company in the year-earlier period. However, in contrast to much of the preceding 12 to 15 months, we are currently seeing a limited impact on our business related directly to the COVID-19 pandemic, as economic activity has recovered, customer access is normalizing, and customer and product mix has reverted back to close to pre-pandemic levels. We believe current financial results are more reflective of traditional economic and marketplace dynamics than of pandemic-related issues such as facility restrictions, labor force illness, and PPE demand.
However, it is possible the COVID-19 pandemic, particularly in light of variant strains of the virus, could further impact our operations and the operations of our suppliers and vendors as a result of quarantines, facility closures, illnesses, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the resumption of high levels of infection and hospitalization, the resulting impact on our customers, suppliers, and vendors, the remedial actions and stimulus measures adopted by federal, state, and local governments, and to what extent normal economic and operating conditions are impacted. The Company cannot reasonably estimate the future impact at this time.
Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to U.S. GAAP on contract modifications, hedging relationships, and other transactions affected by reference rate reform to ease entities' financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made, hedging relationships entered into, and other transactions affected by reference rate reform, evaluated on or before December 31, 2022, beginning during the reporting period in which the guidance has been elected. We are currently evaluating the impact of the new guidance on our condensed consolidated financial statements; however, we have determined that, of our current debt commitments as outlined in detail in Note 6 'Debt Commitments', only the obligations described under Unsecured Revolving Credit Facility in Note 6 would be impacted by ASU 2020-04. Our Senior Unsecured Promissory Notes Payable described in Note 6 each have fixed interest rates.
(2) Revenue
Revenue Recognition
Net sales include products and shipping and handling charges, net of estimates for product returns, and any related sales incentives. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. We recognize revenue by transferring the promised products to the customer, with the majority of revenue recognized at the point in time the customer obtains control of the products. We recognize revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. We estimate product returns based on historical return rates. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. The majority of our contracts have a single performance obligation and are short term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2021 and 2020
(Unaudited)
remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. Revenues are attributable to countries based on the selling location from which the sale occurred.
Disaggregation of Revenue
Our revenues related to the following geographic areas were as follows for the periods ended June 30:

	Six-month Period		Three-month Period
	2021	2020	2021	2020
United States	$2,446.1	2,475.7	$1,258.2	1,309.0
Canada and Mexico	368.9	301.8	192.0	143.5
North America	2,815.0	2,777.5	1,450.2	1,452.5
All other foreign countries	109.7	98.5	57.5	56.5
Total revenues	$2,924.7	2,876.0	$1,507.7	1,509.0

The percentages of our sales by end market were as follows for the periods ended June 30:

	Six-month Period		Three-month Period
	2021	2020	2021	2020
Manufacturing	68.5%	61.2%	68.9%	55.2%
Non-residential construction	11.1%	11.4%	11.4%	10.7%
Other	20.4%	27.4%	19.7%	34.1%
	100.0%	100.0%	100.0%	100.0%

The percentages of our sales by product line were as follows for the periods ended June 30:

		Six-month Period		Three-month Period
Type	Introduced	2021	2020	2021	2020
Fasteners(1)	1967	33.1%	29.3%	33.6%	26.0%
Tools	1993	8.6%	7.9%	8.6%	6.6%
Cutting tools	1996	5.0%	4.6%	5.1%	3.9%
Hydraulics & pneumatics	1996	6.4%	5.8%	6.4%	5.0%
Material handling	1996	5.5%	5.0%	5.6%	4.4%
Janitorial supplies	1996	8.2%	9.5%	7.9%	10.6%
Electrical supplies	1997	4.4%	4.3%	4.4%	4.0%
Welding supplies	1997	3.8%	3.4%	3.8%	2.9%
Safety supplies	1999	21.3%	27.3%	21.0%	34.0%
Other		3.7%	2.9%	3.6%	2.6%
		100.0%	100.0%	100.0%	100.0%
(1) The fasteners product line represents fasteners and miscellaneous supplies.
(3) Stockholders' Equity
Dividends
On July 12, 2021, our board of directors declared a quarterly dividend of $0.28 per share of common stock to be paid in cash on August 24, 2021 to shareholders of record at the close of business on July 27, 2021. Since 2011, we have paid quarterly cash dividends, and in 2020, we paid a special cash dividend late in the year. Our board of directors currently intends to continue paying quarterly cash dividends, provided that any future determination as to payment of dividends will depend on the financial condition and results of operations of the company and such other factors as are deemed relevant by the board of directors.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2021 and 2020
(Unaudited)
The following table presents the cash dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2021	2020
First quarter	$0.28	$0.25
Second quarter	$0.28	$0.25
Third quarter	$0.28	$0.25
Fourth quarter		$0.25
Fourth quarter (special)		$0.40
Total	$0.84	$1.40
Stock Options
The following tables summarize the details of options granted under our stock option plans that were outstanding as of June 30, 2021, and the assumptions used to value these grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	June 30, 2021
Date of Grant				Options Outstanding	Options Exercisable
January 4, 2021	741,510	$48.00	$47.650	724,219	26,643
January 2, 2020	902,263	$38.00	$37.230	855,563	24,964
January 2, 2019	1,316,924	$26.00	$25.705	1,079,070	321,940
January 2, 2018	1,087,936	$27.50	$27.270	806,121	376,785
January 3, 2017	1,529,578	$23.50	$23.475	860,329	486,483
April 19, 2016	1,690,880	$23.00	$22.870	842,593	645,649
April 21, 2015	1,786,440	$21.00	$20.630	540,418	377,234
April 22, 2014	1,910,000	$28.00	$25.265	251,372	175,138
April 16, 2013	410,000	$27.00	$24.625	18,771	18,771
Total	11,375,531			5,978,456	2,453,607

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 4, 2021	0.4%	5.00	2.0%	29.17%	$9.57
January 2, 2020	1.7%	5.00	2.4%	25.70%	$6.81
January 2, 2019	2.5%	5.00	2.9%	23.96%	$4.40
January 2, 2018	2.2%	5.00	2.3%	23.45%	$5.02
January 3, 2017	1.9%	5.00	2.6%	24.49%	$4.20
April 19, 2016	1.3%	5.00	2.6%	26.34%	$4.09
April 21, 2015	1.3%	5.00	2.7%	26.84%	$3.68
April 22, 2014	1.8%	5.00	2.0%	28.55%	$4.79
April 16, 2013	0.7%	5.00	1.6%	37.42%	$6.33
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
June 30, 2021 and 2020
(Unaudited)
the option based on our current dividend payout, historical dividends paid, and expected future cash dividends. Expected stock volatilities are based on the movement of our stock price over the most recent historical period equivalent to the expected life of the option.
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the six-month periods ended June 30, 2021 and 2020 was $2.9 and $2.9, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of June 30, 2021 was $15.3 and is expected to be recognized over a weighted average period of 4.27 years. Any future changes in estimated forfeitures will impact this amount.
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings per share calculation because they were anti-dilutive:

	Six-month Period		Three-month Period
Reconciliation	2021	2020	2021	2020
Basic weighted average shares outstanding	574,465,377	573,550,730	574,592,653	573,197,303
Weighted shares assumed upon exercise of stock options	2,289,356	1,577,540	2,359,005	1,754,697
Diluted weighted average shares outstanding	576,754,733	575,128,270	576,951,658	574,952,000

	Six-month Period		Three-month Period
Summary of Anti-dilutive Options Excluded	2021	2020	2021	2020
Options to purchase shares of common stock	688,058	893,428	696,951	895,566
Weighted average exercise prices of options	$48.00	38.00	$48.00	38.00
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
(4) Income Taxes
We file income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. We are no longer subject to income tax examinations by taxing authorities for taxable years before 2017 in the case of United States federal examinations, and with limited exceptions, before 2015 in the case of foreign, state, and local examinations. During the first six months of 2021, there were no material changes in unrecognized tax benefits.
During 2020, we deferred approximately $30.0 in payroll taxes as allowed under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was signed into law in March 2020 to help businesses navigate COVID-19 related challenges. The deferred payroll taxes will be paid during the third quarter of 2021.
(5) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $88.7. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2021 and 2020
(Unaudited)
(6) Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	Average Interest Rate at June 30, 2021		Debt Outstanding
		Maturity Date	June 30, 2021	December 31, 2020
Unsecured revolving credit facility	1.05%	November 30, 2023	$—	—
Senior unsecured promissory notes payable, Series A	2.00%	July 20, 2021	40.0	40.0
Senior unsecured promissory notes payable, Series B	2.45%	July 20, 2022	35.0	35.0
Senior unsecured promissory notes payable, Series C	3.22%	March 1, 2024	60.0	60.0
Senior unsecured promissory notes payable, Series D	2.66%	May 15, 2025	75.0	75.0
Senior unsecured promissory notes payable, Series E	2.72%	May 15, 2027	50.0	50.0
Senior unsecured promissory notes payable, Series F	1.69%	June 24, 2023	70.0	70.0
Senior unsecured promissory notes payable, Series G	2.13%	June 24, 2026	25.0	25.0
Senior unsecured promissory notes payable, Series H	2.50%	June 24, 2030	50.0	50.0
Total			405.0	405.0
Less: Current portion of debt			(40.0)	(40.0)
Long-term debt			$365.0	365.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation			$36.3	36.3
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
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to LIBOR for interest periods of various lengths selected by us, plus 0.95%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our usage of the Credit Facility.
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
(7) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2020 annual report on Form 10-K in Note 11 of the Notes to Consolidated Financial Statements. As of June 30, 2021, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2021 and 2020
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
Our motto is Where Industry Meets Innovation®. We are a customer and growth-centric organization focused on identifying unique technologies, capabilities, and supply chain solutions that get us closer to our customers and reduce the total cost of their global supply chain. We believe this close-to-the-customer, high touch partnership approach is differentiated in the marketplace and allows us to gain market share in what remains a fragmented industrial distribution market.
Impact of COVID-19 on Our Business
Evaluating the company's financial performance in the second quarter of 2021 requires an appreciation for the variables which impacted financial results in the year earlier period.
In the second quarter of 2020, the COVID-19 pandemic dramatically impacted our business in two respects. First, local and national actions taken to mitigate the spread of the virus reduced business activity sharply, which produced a significant decline in the sale of products, such as fasteners, to our traditional manufacturing and construction customers. Second, social actions taken to mitigate the effects of the pandemic produced significant demand for personal protection equipment (PPE) and sanitation products, generating significant sales of such products to traditional customers, state and local government entities, and front line responders. This effect was illustrated by a significant increase in sales for our safety products. During that period, improved sales of PPE and sanitation products more than offset the general economic weakness.
During this period of time, consistent with broader social trends and in accordance with applicable local and federal regulations, we took steps to safeguard the health of our employees and customers. Such steps included: closing branch and corporate facilities to outside personnel, adjusting work schedules to maximize social distance, creating space between work areas, providing ample PPE and cleaning supplies, creating formal policies for mitigation in the event of cases of illness, utilizing technologies where work duties allowed to enable work from home capabilities, and utilizing technologies such as vending and mobility to create social distancing. These precautions allowed our operations to function effectively.
The pandemic continued to impact our business in the third and fourth quarters of 2020, when the marketplace broadly, and Fastenal specifically, continued to operate with certain modifications to balance re-opening with employee and customer safety. However, most of the markets in which we operate began to normalize in the second half of 2020. In the first quarter of 2021, the re-opening and recovery of the manufacturing and construction marketplace continued and accelerated, operating restrictions eased, and our ability to engage directly with customers, while not at pre-pandemic levels, improved. This resulted in improving performance in our traditional branch and Onsite business and normalization of our product and customer mix. In general, industrial and construction businesses have learned to navigate COVID-19 while maintaining operations.
In the second quarter of 2021, the COVID-19 pandemic has likely influenced various trends that the company is currently experiencing. These include supply chain disruptions and labor shortages, the ongoing presence of certain pandemic-specific PPE in our inventory, and a modest but likely sustainable shift in our mix to include more safety products and government customers. However, in contrast to preceding periods, we are currently seeing less of an impact on our business related directly to the pandemic, as economic activity has recovered, customer access is normalizing, and customer and product mix has reverted back to close to pre-pandemic levels. We believe current financial results are more reflective of traditional economic and marketplace dynamics than of pandemic-related issues such as facility restrictions, labor force illness, and PPE demand. While we continue to provide employees supplemental leave to manage any COVID-related issues that arise, make PPE and cleaning supplies broadly available in all of our locations, and require employees to follow local regulations, at this time most operating restrictions related to the pandemic have been removed. Our financial controls over financial reporting functioned effectively throughout the pandemic and continue to do so.

It is possible the COVID-19 pandemic could further impact our operations and the operations of our suppliers and vendors, particularly in light of the potential of variant strains of the virus to cause a resumption of high levels of infection and hospitalization. Should that occur, factors that could negatively impact sales and gross margin in the future include, but are not limited to: limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products to customers; limitations on the ability of our customers to conduct their business and purchase our products and services; and limitations on the ability of our customers to pay us on a timely basis.
The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be reasonably predicted at this time. However, we will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, suppliers, and shareholders. While we are unable to determine or predict the nature, duration, or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity, or capital resources, we believe that it is important to share where our company stands today, how our response to COVID-19 is progressing, and how our operations and financial condition may change as the fight against COVID-19 progresses.
Executive Overview
Net sales decreased $1.3, or 0.1%, in the second quarter of 2021 relative to the second quarter of 2020. Our gross profit increased $29.1, or 4.3%, in the second quarter of 2021 relative to the second quarter of 2020, and as a percentage of net sales increased to 46.5% in the second quarter of 2021 from 44.5% in the second quarter of 2020. Our operating income increased $1.7, or 0.5%, in the second quarter of 2021 relative to the second quarter of 2020, and as a percentage of net sales increased to 21.1% in the second quarter of 2021 from 20.9% in the second quarter of 2020. Our net earnings during the second quarter of 2021 were $239.7, an increase of 0.4% when compared to the second quarter of 2020. Our diluted net earnings per share were $0.42 during the second quarter of 2021, which was unchanged from $0.42 during the second quarter of 2020.
The table below summarizes our total and FTE (based on 40 hours per week) employee headcount, our investments in in-market locations (defined as the sum of the total number of public branch locations and the total number of active Onsite locations), and weighted FMI devices at the end of the periods presented and the percentage change compared to the end of the prior periods.

			Change Since:		Change Since:		Change Since:
	Q2 2021	Q1 2021	Q1 2021	Q4 2020	Q4 2020	Q2 2020	Q2 2020
In-market locations - absolute employee headcount	12,446	12,683	-1.9%	12,680	-1.8%	12,982	-4.1%
In-market locations - FTE employee headcount	11,390	11,323	0.6%	11,260	1.2%	11,310	0.7%
Total absolute employee headcount	20,317	20,532	-1.0%	20,365	-0.2%	20,667	-1.7%
Total FTE employee headcount	18,253	18,094	0.9%	17,836	2.3%	17,814	2.5%

Number of public branch locations	1,921	1,959	-1.9%	2,003	-4.1%	2,060	-6.7%
Number of active Onsite locations	1,323	1,285	3.0%	1,265	4.6%	1,212	9.2%
Number of in-market locations	3,244	3,244	0.0%	3,268	-0.7%	3,272	-0.9%
Ratio of in-market location FTE headcount to in-market locations	4:1	3:1		3:1		3:1
Weighted FMI devices (MEU installed count) (1)	87,567	85,157	2.8%	83,951	4.3%	80,124	9.3%
Ratio of weighted FMI devices to in-market locations	27:1	26:1		26:1		24:1
(1) This number excludes approximately 13,000 non-weighted devices that are part of our locker lease program.
During the last twelve months, we increased our total FTE employee headcount by 439. This reflects an increase in our in-market and non-in-market selling FTE employee headcount of 225 to support growth in the marketplace and sales initiatives targeting customer acquisition. We had an increase in our distribution center FTE employee headcount of 76 to support increasing product throughput at our facilities. We had an increase in our remaining FTE employee headcount of 138 that relates primarily to personnel investments in information technology, purchasing, and product development.
We opened five branches in the second quarter of 2021 and closed 43 branches, net of conversions. We activated 62 Onsite locations in the second quarter of 2021 and closed 24, net of conversions. In any period, the number of closings tend to reflect both normal churn in our business, whether due to redefining or exiting customer relationships, the shutting or relocation of customer facilities that host our locations, or a customer decision, as well as our ongoing review of underperforming locations.

Our in-market network forms the foundation of our business strategy, and we will continue to open or close locations as is deemed necessary to sustain and improve our network, support our growth drivers, and manage our operating expenses.
Results of Operations

The following sets forth condensed consolidated statement of earnings information (as a percentage of net sales) for the periods ended June 30:

	Six-month Period		Three-month Period
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	46.0%	45.5%	46.5%	44.5%
Operating and administrative expenses	25.5%	25.1%	25.4%	23.6%
Operating income	20.5%	20.4%	21.1%	20.9%
Net interest expense	-0.2%	-0.2%	-0.2%	-0.2%
Earnings before income taxes	20.3%	20.3%	20.9%	20.8%

Note – Amounts may not foot due to rounding difference.
Net Sales
The table below sets forth net sales and daily sales for the periods ended June 30, and changes in such sales from the prior period to the more recent period:

	Six-month Period		Three-month Period
	2021	2020	2021	2020
Net sales	$2,924.7	2,876.0	$1,507.7	1,509.0
Percentage change	1.7%	7.4%	-0.1%	10.3%
Business days	127	128	64	64
Daily sales	$23.0	22.5	$23.6	23.6
Percentage change	2.5%	6.6%	-0.1%	10.3%
Daily sales impact of currency fluctuations	0.9%	-0.3%	1.2%	-0.4%

Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
In the first six months of 2021, our net sales of $2,924.7 increased $48.7, or 1.7%. Adjusted for one fewer selling day in the first quarter of 2021, our daily sales rate increased 2.5%. This increase is due to improved unit sales across most products to our traditional manufacturing and construction customers, resulting from continued improvement in business activity. This is only partly offset by lower unit sales of pandemic-related PPE and sanitation products to traditional, state and local government, and health care customers. These favorable factors were partly offset by severe weather in February 2021, which we believe reduced net and daily sales growth by 30 to 50 basis points in the first six months of 2021 compared to the first six months of 2020.
Reported growth for the first six months of 2021 underrepresents the underlying market strength our business is experiencing. In the second quarter of 2020, we reported sales growth as significant sales of "surge"-related PPE and sanitizer sales to critical businesses, state and local governments, and healthcare companies more than offset the severe economic weakness experienced by our traditional manufacturing and construction customers. While we have retained incremental sales from some customers that bought from us for the first time in the second quarter of 2021, we have always viewed our surge sales as being specific to that period and unlikely to recur in future periods. With the worst effects of the pandemic on our marketplace having passed as of the second quarter of 2021, these sales did not recur, and their absence meaningfully reduced our growth in the first six months of 2021. This had the effect of masking otherwise very strong growth from our traditional manufacturing and construction customers. Indeed, we believe the best way to understand underlying economic trends is through the performance of our fastener product line, which reflects the economic trends, but not the surge buying that was brought on by the pandemic. Daily sales growth of our fastener product line in the first six months and the second quarter of 2021 was 15.4% and 28.4%, respectively, which we believe is more reflective of the strong underlying market environment we experienced through the period.
The overall impact of product pricing on net sales was 70 to 100 basis points during the first six months of 2021 and 80 to 110 basis points during the second quarter of 2021. This increase reflects actions we have taken in the first six months and second quarter of 2021 in response to inflationary pressure that we experienced in product and transportation costs through both periods. These pressures persist in the marketplace and are likely to require further organizational pricing actions in the second half of 2021 in an effort to offset this impact.
From a product standpoint, fastener daily sales increased 15.4% in the first six months of 2021 from the first six months of 2020 and accounted for 33.1% of total sales, from 29.3% of sales in the first six months of 2020 and 34.7% of sales in the first six months of 2019. The fastener product line tends to have our highest gross profit margin. In contrast, safety daily sales, which includes PPE, fell 20.2% in the first six months of 2021 from the first six months of 2020 and accounted for 21.3% of total sales, from 27.3% of sales in the first six months of 2020 and 17.4% of sales in the first six months of 2019. Daily sales of other products, which includes sanitizer, increased 7.5% in the first six months of 2021 from the first six months of 2020 and accounted for 45.6% of total sales, from 43.4% of sales in the first six months of 2020 and 47.9% of sales in the first six months of 2019. Safety and other products tend to have gross profit margins below our company average.
From a customer standpoint, daily sales to our manufacturing customers increased 14.6% in the first six months of 2021 from the first six months of 2020. Daily sales to our non-residential construction customers declined 0.8% in the first six months of 2021 from the first six months of 2020. Sales trends for our traditional manufacturing and construction customers reflected improvement in underlying economic trends against a relatively easy comparison in the first six months of 2020. Sales to government customers, which includes health care providers, decreased 39.2% and was 5.0% of sales in the first six months of 2021, down from 8.4% of sales in the first six months of 2020. Government customers represented 3.7% of our sales mix prior to the pandemic in 2019, below the level in the first six months of 2021, which may suggest retention of certain customers that bought from us for the first time during the pandemic. However, government customers were significant buyers of surge PPE in the second quarter of 2020, and the absence of those purchases in the second quarter of 2021 produced the significant decline in sales experienced with these customers in the first six months of 2021.
During the pandemic, many of our customers enacted policies that limited access of outside personnel to their facilities and key decision-makers. This made it difficult to engage with customers directly in a way that most effectively allows us to promote growth drivers such as FMI (Fastenal Managed Inventory) and Onsites (defined as dedicated sales and service provided from within, or in close proximity to, the customer's facility), or implement agreements that have been signed. While access was not quite at pre-pandemic levels during the first six months of 2021, it improved meaningfully through the period and its ability to negatively influence our growth driver performance is diminishing as a result.
•During the first six months of 2021, we signed 155 new Onsite locations. This included 68 signings in the first quarter of 2021 and 87 in the second quarter of 2021. We had 1,323 active sites on June 30, 2021, which represented an increase of 9.2% from June 30, 2020. Daily sales through our Onsite locations, excluding sales transferred from branches to new Onsites, grew at a better than 25% rate in the second quarter of 2021 over the second quarter of 2020. This growth is due to improved demand from our Onsite customers against relatively easy comparisons, as many customers with Onsites were idled by COVID-19 or operating at significantly reduced utilization in the second quarter of 2020. A lesser contributor to the growth was the increase in our installed base. Our Onsite signings in the second quarter of 2021 were the highest since the pandemic began, and represent further progress toward 375 to 400 annual Onsite signings, which we believe the market will support as market conditions and access to customer facilities and decision makers continue to normalize. We continue to believe signings in 2021 will be between 300 and 350 locations.
•Fastenal Managed Inventory (FMI) is comprised of our FASTVend (vending devices), FASTBin (infrared, RFID, and scaled bins), and FASTStock (scanned stocking locations) offering. FASTVend and FASTBin incorporate highly efficient and powerful embedded data tracking and fulfillment processing technologies, whereas FASTStock's fulfillment processing technology is not embedded, but is relatively inexpensive and highly flexible in application. Prior to 2021, we reported exclusively on the signings, installations, and sales of FASTVend. Beginning in the first quarter of 2021, and as detailed previously in our 2020 Form 10-K filing, we began disclosing certain statistics around our FMI offering. The first statistic is a weighted FMI measure which combines the signings and installations of FASTVend and FASTBin in a standardized machine equivalent unit (MEU) based on the expected output of each type of device. We do not include FASTStock in this measurement because scanned stocking locations can take many forms, such as bins, shelves, cabinets, pallets, etc., that cannot be converted into a standardized MEU. The second statistic is revenue through FMI devices which combines the net sales through FASTVend, FASTBin, and FASTStock. A portion of the growth in net sales experienced by FMI, particularly FASTBin and FASTStock, reflects the migration of products from less efficient non-digital stocking locations to more efficient, digital stocking locations. Figures prior to 2021 may differ slightly from those provided in our 2020 Form 10-K filing based on minor changes we made to the conversion of absolute devices to weighted devices.

The table below summarizes the signings and installations of, and sales through, our FMI devices.

	Six-month Period			Three-month Period
	2021	2020	Change	2021	2020	Change
Weighted FASTVend/FASTBin signings (MEUs)	10,526	8,165	28.9%	5,843	3,473	68.2%
Signings per day	83	64		91	54
Weighted FASTVend/FASTBin installations (MEUs; end of period)				87,567	80,124	9.3%

FASTVend/FASTBin net sales	$628.7	$514.3	22.3%	$327.7	$233.4	40.4%
% of net sales	21.5%	17.9%		21.7%	15.5%
FASTStock net sales	$251.0	$142.1	76.7%	$140.5	$56.8	147.5%
% of net sales	8.6%	4.9%		9.3%	3.8%
FMI net sales	$879.7	$656.3	34.0%	$468.2	$290.1	61.4%
FMI daily sales	$6.9	$5.1	35.1%	$7.3	$4.5	61.4%
% of net sales	30.1%	22.8%		31.1%	19.2%
Our goal for weighted FASTVend and FASTBin device signings in 2021 remains in a range of 23,000 to 25,000 MEUs.
All metrics provided above exclude approximately 13,000 non-weighted vending devices that are part of a leased locker program.
•Our e-commerce business includes sales made through an electronic data interface (EDI) with our customers or through the web. Daily sales through e-commerce grew 44.5% in the first six months of 2021 and grew 53.3% in the second quarter of 2021. Revenues attributable to e-commerce represented 13.2% of our total revenues in the second quarter of 2021.
We view our digital footprint to be a combination of our sales through FMI (FASTVend, FASTBin, and FASTStock) plus that proportion of our e-commerce sales that do not represent billings of FMI services (collectively, our Digital Footprint). We believe the data that is created through our digital capabilities enhances product visibility, traceability, and control that reduces risk in operations and creates ordering and fulfillment efficiencies for both ourselves and our customers. As a result, we believe our opportunity to grow our business will be enhanced through the continued development and expansion of our digital capabilities.
Our Digital Footprint in the second quarter of 2021 represented 41.7% of our sales. We began to provide this figure in the first quarter of 2021, when we reported that our Digital Footprint represented 34.8% of our sales. We identified a calculation error and determined that, using the same approach to calculating our Digital Footprint as we used in the second quarter of 2021, our Digital Footprint represented 39.1% of our sales in the first quarter of 2021.
Net sales decreased $1.3, or 0.1%, in the second quarter of 2021 when compared to the second quarter of 2020. The second quarter of 2021 was heavily influenced by two trends. First, in the second quarter of 2020 we sold significant quantities of PPE and sanitation products as a result of actions taken by governments and businesses around the world to address the onset of the COVID-19 pandemic. In the second quarter of 2021, the ability of governments and businesses to manage the pandemic has improved, as reflected in lower infection and higher vaccination rates. As a result, the "surge"-type volumes that we experienced in the second quarter of 2020 did not recur in the second quarter of 2021. Second, demand from our traditional manufacturing and construction customers in the second quarter of 2021 was significantly stronger than in the year earlier period, when measures to address the pandemic resulted in a sharp and broad drop in economic activity. The net effect on sales of these two trends - reduced sales of surge-related product, but improved manufacturing and construction demand - were mostly offsetting.
Sales by Product Line
The approximate mix of sales from fasteners, safety supplies, and all other product lines was as follows for the periods ended June 30:

	Six-month Period		Three-month Period
	2021	2020	2021	2020
Fasteners	33.1%	29.3%	33.6%	26.0%
Safety supplies	21.3%	27.3%	21.0%	34.0%
Other product lines	45.6%	43.4%	45.4%	40.0%
	100.0%	100.0%	100.0%	100.0%

Gross Profit
In the first six months of 2021, our gross profit, as a percentage of net sales, improved to 46.0%, or 50 basis points from 45.5% in the first six months of 2020. We believe the increase in gross profit during this period is attributable primarily to three items. (1) Organizational/overhead leverage was favorable primarily due to stronger business conditions. (2) Product and customer mix was a benefit to our gross profit percentage in the first six months of 2021. This was entirely due to product mix, as from the first six months of 2020 to the first six months of 2021 our daily sales of higher profit margin fastener products increased 15.4% while our daily sales of lower gross profit margin non-fastener products grew 7.5%. This was only partly offset by customer mix, which was impacted by the relatively fast growth of our Onsites, which tend to have a gross margin percentage well below the company average. (3) Net rebates were more favorable on a combination of stronger demand increasing our product purchasing activity and lower rebates to certain customers that had significant purchases of PPE product in the first six months of 2021. These positive contributors to our gross profit percentage were partly offset by the $7.8 write-down of the value of our inventory of 3-ply masks in the first quarter of 2021.
In the second quarter of 2021, our gross profit, as a percentage of net sales, improved to 46.5%, or 200 basis points from 44.5% in the second quarter of 2020. As was the case in the first six months of 2021, this improvement was driven by product and customer mix, organizational/overhead leverage, and favorable net rebates. We also achieved a higher product margin due to a higher gross profit percentage for our safety products as a result of more favorable customer mix within the safety category. These positive contributors to our gross profit percentage were partly offset by higher freight expense due to higher shipping costs and increased use of external shippers as a means of managing tight product and transportation supply chains.
Pricing actions taken during the first six months of 2021 largely matched the product and transportation inflation we experienced in the marketplace, and did not have a material impact on gross profit percentage in either the first six months or the second quarter of 2021.
Operating and Administrative Expenses
In the first six months of 2021 our operating and administrative expenses, as a percentage of net sales, increased to 25.5% compared to 25.1% in the first six months of 2020. In the second quarter of 2021 our operating and administrative expenses, as a percentage of net sales, increased to 25.4% compared to 23.6% in the second quarter of 2020. In both periods this was primarily a result of our employee-related expenses growing faster than sales, as we did leverage the collective change in occupancy-related and all other operating and administrative expenses.
The percentage change in employee-related, occupancy-related, and all other operating and administrative expenses compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Six-month Period	Three-month Period
		2021	2021
Employee-related expenses	70%	6.6%	11.5%
Occupancy-related expenses	15% to 20%	2.4%	4.7%
All other operating and administrative expenses	10% to 15%	-12.0%	-8.8%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes.
In the first six months of 2021, our employee-related expenses increased when compared to the first six months of 2020 primarily as a result of higher incentive pay stemming from strong growth and profits at our in-market locations, which account for the majority of our incentive dollars, higher profit sharing to reflect a more favorable sales and profit outlook, and a 13.1% increase in our healthcare expenses as employees and their families were more comfortable seeking health and dental care. In the second quarter of 2021, our employee-related expenses increased when compared to the second quarter of 2020, primarily as a result of higher incentive pay stemming from strong growth and profits at our in-market locations, which account for the majority of our incentive dollars, a 25.1% increase in our healthcare expenses, and to a lesser extent an increase in base pay reflecting an increase in the proportion of our employees that are full-time and higher part-time wages.

The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior periods:

			Change Since:		Change Since:		Change Since:
	Q2 2021	Q1 2021	Q1 2021	Q4 2020	Q4 2020	Q2 2020	Q2 2020
In-market locations (branches & Onsites)	11,390	11,323	0.6%	11,260	1.2%	11,310	0.7%
Non-in-market selling	2,021	1,977	2.2%	1,923	5.1%	1,876	7.7%
Selling subtotal	13,411	13,300	0.8%	13,183	1.7%	13,186	1.7%
Distribution/Transportation	2,691	2,695	-0.1%	2,591	3.9%	2,615	2.9%
Manufacturing	618	613	0.8%	607	1.8%	625	-1.1%
Administration	1,533	1,486	3.2%	1,455	5.4%	1,388	10.4%
Non-selling subtotal	4,842	4,794	1.0%	4,653	4.1%	4,628	4.6%
Total	18,253	18,094	0.9%	17,836	2.3%	17,814	2.5%
Occupancy-related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our branches and distribution locations, and (4) industrial vending equipment (we consider the vending equipment, excluding leased locker equipment, to be a logical extension of our in-market operations and classify the depreciation and repair costs as occupancy expenses).
In the first six months of 2021, our occupancy-related expenses increased when compared to the first six months of 2020, as a result of modest increases in both non-branch facility expenses and FMI equipment costs, primarily vending devices. In the second quarter of 2021, our occupancy-related expenses increased when compared to the second quarter of 2020, as a result of vending equipment costs and modest increases in non-branch facility expenses.
All other operating and administrative expenses include: (1) selling-related transportation, (2) information technology (IT) expenses, (3) general corporate expenses, which consists of legal expenses, general insurance expenses, travel and marketing expenses, etc., and (4) the gain on sales of property and equipment.
Combined, all other operating and administrative expenses decreased in the first six months of 2021 when compared to the first six months of 2020. Expenses related to selling transportation decreased, with a favorable demand and pricing environment in which to market excess branch vehicles more than offsetting rising fuel expenses. We also experienced more favorable conditions for net marketing, general insurance, and bad debt expenses. These were partly offset by higher spending on information technology. Combined, all other operating and administrative expenses decreased in the second quarter of 2021 when compared to the second quarter of 2020. The period was impacted by the same variables that influenced the first six months of 2021.
Net Interest Expense
Our net interest expense was $5.0 and $2.6 in the first six months of 2021 and the second quarter of 2021, respectively, compared to $4.4 in the first six months of 2020 and $2.4 in the second quarter of 2020, respectively.
Income Taxes
We recorded income tax expense of $142.8 in the first six months of 2021, or 24.1% of earnings before income taxes, and $75.5 in the second quarter of 2021, or 24.0% of earnings before income taxes. Income tax expense was $141.4 in the first six months of 2020, or 24.3% of earnings before income taxes, and $74.8 in the second quarter of 2020, or 23.8% of earnings before income taxes. We believe our ongoing tax rate, absent any discrete tax items or broader changes to tax law, will be in the 24.5% to 25.0% range.

Net Earnings
Our net earnings during the first six months of 2021 were $450.3, an increase of 2.0% when compared to the first six months of 2020. Our net earnings during the second quarter of 2021 were $239.7, an increase of 0.4% when compared to the second quarter of 2020.
Our diluted net earnings per share during the first six months of 2021 were $0.78, an increase of 1.7% when compared to the first six months of 2020. Our diluted net earnings per share during the second quarter of 2021 were $0.42, which was unchanged from $0.42 during the second quarter of 2020.
Results of Operations (Comparison to 2019 Periods)
Given the unusual nature of our marketplace over the last 15 months due to the COVID-19 pandemic, we believe that a comparison of net sales, gross profit, operating and administrative expenses, operating income, net earnings, and operating cash flow during the first six months and second quarter of 2021 to the same periods in 2019 provides further insight into sustainable trends and underlying performance of our business. As discussed earlier in this report, there were certain aspects of the COVID-19 pandemic that dramatically impacted our business during 2020. Given this, we believe that a comparison to the 2019 periods is helpful to demonstrate changes in financial condition and our results of operations during the most recently ended quarter. The table below provides such a comparison:

	Six-month Period			Three-month Period
	2021	2019	Change	2021	2019	Change
Net sales	$2,924.7	$2,677.7	9.2%	$1,507.7	$1,368.4	10.2%
Gross profit	$1,344.1	$1,265.9	6.2%	$700.7	$641.2	9.3%
% of net sales	46.0%	47.3%		46.5%	46.9%
Operating and administrative expenses	$746.0	$729.5	2.3%	$382.9	$366.2	4.6%
% of net sales	25.5%	27.3%		25.4%	26.8%
Operating income	$598.1	$536.4	11.5%	$317.8	$275.0	15.5%
% of net sales	20.5%	20.0%		21.1%	20.1%
Net earnings	$450.3	$398.7	13.0%	$239.7	$204.6	17.2%

Net cash provided by operating activities	$446.3	$333.0	34.0%	$171.5	$128.1	33.9%
% of net earnings	99.1%	83.5%		71.6%	62.6%
Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended June 30:

	Six-month Period
	2021	2020
Net cash provided by operating activities	$446.3	491.8
Percentage of net earnings	99.1%	111.4%
Net cash used in investing activities	$61.4	208.7
Percentage of net earnings	13.6%	47.3%
Net cash used in financing activities	$308.0	252.5
Percentage of net earnings	68.4%	57.2%
Net Cash Provided by Operating Activities
We produced operating cash flow of $446.3 in the first six months of 2021, a decrease of 9.3% from the first six months of 2020, representing 99.1% of the period's net earnings versus 111.4% in the first six months of 2020. The decline in our operating cash flow is due to a resumption of the typical pattern of making two income tax payments in the second quarter of 2021. In 2020, we did not make these payments in the second quarter as the federal government passed legislation in response to the COVID-19 pandemic that allowed companies to defer these payments into the third quarter. This more than offset a reduction in cash used to build working capital in the first six months of 2021 versus the first six months of 2020.

The dollar and percentage change in accounts receivable, net, inventories, and accounts payable as of June 30, 2021 when compared to June 30, 2020 were as follows:

	June 30		Twelve-month Dollar Change	Twelve-month Percentage Change
	2021	2020	2021	2021
Accounts receivable, net	$908.9	881.5	$27.4	3.1%
Inventories	1,327.9	1,401.5	(73.6)	-5.3%
Trade working capital	$2,236.8	2,283.0	$(46.2)	-2.0%

Accounts payable	$236.1	194.1	$42.0	21.6%

Trade working capital, net	$2,000.7	2,088.9	$(88.2)	-4.2%

Net sales in last two months	$1,010.6	1,017.6	$(7.0)	-0.7%
Note - Amounts may not foot due to rounding difference.
Our accounts receivable balance increased due to customer mix, as our mix of sales shifted away from faster payment surge-related product to sales with more typical terms.
The decrease in inventory as of June 30, 2021 when compared to June 30, 2020 was due to several factors. First, in the second quarter of 2020, we built up our inventory of critical PPE and sanitation supplies in anticipation of the economy re-opening in the second half of 2020. Given the re-opening, we have reduced that inventory. Second, the rapid slowdown in the economy in the second quarter of 2020, including the slowdown or idling of many Onsites, left inventories artificially high in that period. Third, the current period is being affected by supply chain disruption, which is limiting our ability to build inventories to levels that would normally be justified by current economic activity. Fourth, we have continued to close traditional branches, including 150 over the past 12 months, improve the match of branch stock to the needs of specific markets, reduce slow or non-moving inventory, and improve the flow of product through our internal logistics.
We had an increase in accounts payable as of June 30, 2021 when compared to June 30, 2020. In the second quarter of 2020, our sales growth was from high-demand surge-related products that required immediate payment, meaning our accounts payable declined as a result of weaker activity with our traditional suppliers with a more typical product mix. The increase in our payables balance in the second quarter of 2021 largely reflects the return to strong growth in our traditional manufacturing and construction business.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased in the first six months of 2021 when compared to the first six months of 2020. There were two factors behind this decrease. First, in the first quarter of 2020, we acquired the industrial vending assets of Apex Industrial Technologies LLC (Apex) for $125.0. That outlay did not recur in the first quarter of 2021. Second, our net capital expenditures (property and equipment net of proceeds from sales) were lower in the first six months of 2021 compared to in the first six months of 2020.
Our capital spending will typically fall into five categories: (1) the addition of manufacturing and warehouse property and equipment, (2) the purchase of industrial vending and bin technology, (3) the purchase of software and hardware for our information processing systems, (4) the addition of fleet vehicles, and (5) the purchase of signage, shelving, and other fixed assets related to branch and Onsite locations. Proceeds from the sales of property and equipment, typically for the planned disposition of pick-up trucks as well as distribution vehicles and trailers in the normal course of business, are netted against these purchases and additions. During the first six months of 2021, our net capital expenditures were $61.5, which is a decrease of 27.6% from the first six months of 2020. Of the factors described above, the largest reason for the decline in net capital expenditures in the first six months of 2021 was lower spending on FMI devices to reflect a slow recovery in signings and installations following the pandemic, reduced vending equipment costs following the March 2020 acquisition of the industrial vending assets of Apex, and an increase in the refurbishment and redeployment of FMI hardware as an alternative to buying new devices.
Cash requirements for capital expenditures were satisfied from cash generated from operations, available cash and cash equivalents, our borrowing capacity, and the proceeds of disposals. We continue to expect our net capital expenditures (property and equipment net of proceeds from sales) in 2021 to be within a range of $170.0 to $200.0, an increase from $157.5 in 2020. This increase relates to increased spending for a non-hub construction project in Winona to support growth, land purchases to support future supply chain investment, an increase in manufacturing capacity, higher spending for equipment and facility upgrades, retrofits, and replacement, and lower anticipated proceeds from asset sales.
Net Cash Used in Financing Activities
Net cash used in financing activities in the first six months of 2021 consisted of payments of dividends, which were partially offset by proceeds from the exercise of stock options. Net cash used in financing activities in the first six months of 2020 consisted of payments of dividends and purchases of our common stock, which were partially offset by net proceeds from debt obligations and from the the exercise of stock options.
During the first six months of 2021, we returned $321.6 to shareholders all in the form of dividends, compared to $338.8 in the first six months of 2020 in the form of dividends ($286.8) and purchases of our common stock ($52.0). During the first six months of 2021, we did not purchase any shares of our common stock. During the first six months of 2020, we purchased 1,600,000 shares of our common stock at an average price of approximately $32.54 per share. We currently have authority to purchase up to 3,200,000 additional shares of our common stock. An overview of our cash dividends paid or declared in 2021 and 2020 is contained in Note 3 of the Notes to Condensed Consolidated Financial Statements.
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
Certain Risks and Uncertainties – Certain statements contained in this document do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations and beliefs regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, our strategies, goals, mission and vision, and our expectations related to future capital expenditures, future tax rates, future inventory levels, pricing, Onsite and weighted FMI device signings, and the impact of price increases and surge sales on overall sales growth or margin performance. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the impact of the COVID-19 pandemic, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, weak acceptance or adoption of our FMI offering or Onsite business models, increased competition in FMI or Onsite, difficulty in maintaining installation quality as our FMI business expands, the leasing to customers of a significant number of additional FMI devices, the failure to meet our goals and expectations regarding branch openings, branch closings, or expansion of our FMI offering or Onsite operations, changes in the implementation objectives of our business strategies, our ability to retain certain government and other types of customers that bought product from us for the first time during the pandemic, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law or the impact of any such changes on future tax rates, changes in tariffs or the impact of any such changes on our financial results, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, difficulties measuring the contribution of price increases on sales growth, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to certain market risks from changes in foreign currency exchange rates, commodity steel pricing, commodity energy prices, and interest rates. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments, our operations in countries other than the U.S., and earnings denominated in foreign currencies. Historically, our primary exchange rate exposure has been with the Canadian dollar against the United States dollar. We have not historically hedged our foreign currency risk given that exposure to date has not been material. In the first six months of 2021, changes in foreign currency exchange rates increased our reported net sales by $26.8 with the estimated effect on our net earnings being immaterial.
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners and related hardware. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers, though the timing of such exposure can be delayed due to our long supply chain. Through the first six months of 2021, we have seen the price of commodity steel as reflected in many market indexes increase, which has produced inflation in our steel-based products. Our estimated net earnings exposure for these changes was not material in the first six months of 2021.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity. Rising costs for these commodities can produce higher fuel costs for our hub and field-based vehicles and utility costs for our in-market locations, distribution centers, and manufacturing facilities. Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. We believe that over time these risks are mitigated in part by our ability to pass freight and product costs to our customers, the efficiency of our trucking distribution network, and the ability, over time, to manage our occupancy costs related to the heating and cooling of our facilities through better efficiency. Through the first six months of 2021, we have seen the price of commodity energy as reflected in many market indexes increase, which has produced an increase in our fuel expenses and inflation in products for which fossil fuels are an input. Our estimated net earnings exposure for these changes was not material in the first six months of 2021.
Interest rates - Loans under our Credit Facility bear interest at floating rates tied to LIBOR (or, if LIBOR is no longer available, at a replacement rate to be determined by the administrative agent for the Credit Facility and consented to by us). As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. Due to limited borrowing activity during the first six months of 2021, a one percentage point increase in LIBOR would have resulted in an immaterial increase in interest expense. A description of our Credit Facility is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Securities Exchange Act)). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding disclosure.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the second quarter of 2021:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2021	0	$0.00	0	3,200,000
May 1-31, 2021	0	$0.00	0	3,200,000
June 1-30, 2021	0	$0.00	0	3,200,000
Total	0	$0.00	0	3,200,000

(1)
On July 11, 2017, our board of directors established a new authorization for us to repurchase up to 10,000,000 shares of our common stock. This repurchase program has no expiration date. As of June 30, 2021, we had remaining authority to repurchase 3,200,000 shares under this authorization.

ITEM 6 — EXHIBITS
INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 8-K dated as of April 22, 2019)

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company's Form 8-K dated as of January 17, 2019)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: July 16, 2021	By:	/s/ Holden Lewis
Holden Lewis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 16, 2021	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Executive Vice President - Chief Accounting Officer and Treasurer
(Duly Authorized Officer and Principal Accounting Officer)