Form 10-Q
period 2021-09-30
FASTENAL CO
filed 2021-10-15
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended September 30, 2021, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 11, 2021, there were approximately 575,163,354 shares of the registrant's common stock outstanding.

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in millions except share information)

	(Unaudited)
Assets	September 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$250.5	245.7
Trade accounts receivable, net of allowance for credit losses of $11.1 and $12.3, respectively	949.4	769.4
Inventories	1,401.1	1,337.5
Prepaid income taxes	6.7	6.7
Other current assets	162.6	140.3
Total current assets	2,770.3	2,499.6

Property and equipment, net	1,019.2	1,030.7
Operating lease right-of-use assets	249.7	243.0
Other assets	183.3	191.4

Total assets	$4,222.5	3,964.7

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$35.0	40.0
Accounts payable	256.9	207.0
Accrued expenses	278.0	272.1
Current portion of operating lease liabilities	92.6	93.6
Total current liabilities	662.5	612.7

Long-term debt	330.0	365.0
Operating lease liabilities	160.7	151.5
Deferred income taxes	104.6	102.3

Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 800,000,000 shares authorized, 575,163,289 and 574,159,575 shares issued and outstanding, respectively	2.9	2.9
Additional paid-in capital	90.6	61.9
Retained earnings	2,900.8	2,689.6
Accumulated other comprehensive loss	(29.6)	(21.2)
Total stockholders' equity	2,964.7	2,733.2
Total liabilities and stockholders' equity	$4,222.5	3,964.7
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Amounts in millions except earnings per share)

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Net sales	$4,479.0	4,289.3	$1,554.2	1,413.3

Cost of sales	2,414.7	2,340.3	834.0	772.7
Gross profit	2,064.3	1,949.0	720.2	640.6

Operating and administrative expenses	1,147.8	1,071.6	401.8	350.5
Operating income	916.5	877.4	318.4	290.1

Interest income	0.1	0.3	0.1	0.1
Interest expense	(7.3)	(7.2)	(2.4)	(2.6)

Earnings before income taxes	909.3	870.5	316.1	287.6

Income tax expense	215.5	207.5	72.6	66.1

Net earnings	$693.8	663.0	$243.5	221.5

Basic net earnings per share	$1.21	1.16	$0.42	0.39

Diluted net earnings per share	$1.20	1.15	$0.42	0.38

Basic weighted average shares outstanding	574.6	573.7	575.0	573.9

Diluted weighted average shares outstanding	576.9	575.5	577.3	576.1
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Net earnings	$693.8	663.0	$243.5	221.5
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2021 and 2020)	(8.4)	(3.4)	(10.8)	11.1
Comprehensive income	$685.4	659.6	$232.7	232.6
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Amounts in millions except per share information)

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Common stock
Balance at beginning of period	$2.9	2.9	$2.9	2.9
Balance at end of period	2.9	2.9	2.9	2.9
Additional paid-in capital
Balance at beginning of period	61.9	67.2	78.4	44.4
Stock options exercised	24.4	38.3	10.8	12.0
Purchases of common stock	—	(52.0)	—	—
Stock-based compensation	4.3	4.3	1.4	1.4
Balance at end of period	90.6	57.8	90.6	57.8
Retained earnings
Balance at beginning of period	2,689.6	2,633.9	2,818.3	2,788.6
Net earnings	693.8	663.0	243.5	221.5
Dividends paid in cash	(482.6)	(430.2)	(161.0)	(143.4)
Balance at end of period	2,900.8	2,866.7	2,900.8	2,866.7
Accumulated other comprehensive (loss) income
Balance at beginning of period	(21.2)	(38.4)	(18.8)	(52.9)
Other comprehensive (loss) income	(8.4)	(3.4)	(10.8)	11.1
Balance at end of period	(29.6)	(41.8)	(29.6)	(41.8)
Total stockholders' equity	$2,964.7	2,885.6	$2,964.7	2,885.6

Cash dividends paid per share of common stock	$0.84	$0.75	$0.28	$0.25
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)

	(Unaudited)
	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$693.8	663.0
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisition:
Depreciation of property and equipment	119.0	114.0
Gain on sale of property and equipment	(1.1)	(1.1)
Bad debt expense	0.8	5.8
Deferred income taxes	2.3	3.5
Stock-based compensation	4.3	4.3
Amortization of intangible assets	8.1	6.4
Changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(182.2)	(98.8)
Inventories	(66.5)	22.8
Other current assets	(22.3)	34.2
Accounts payable	49.9	17.6
Accrued expenses	5.9	6.7
Income taxes	—	2.1
Other	1.7	0.3
Net cash provided by operating activities	613.7	780.8

Cash flows from investing activities:
Purchases of property and equipment	(114.7)	(123.5)
Proceeds from sale of property and equipment	7.7	8.6
Cash paid for acquisition	—	(125.0)
Other	—	1.1
Net cash used in investing activities	(107.0)	(238.8)

Cash flows from financing activities:
Proceeds from debt obligations	300.0	910.0
Payments against debt obligations	(340.0)	(850.0)
Proceeds from exercise of stock options	24.4	38.3
Purchases of common stock	—	(52.0)
Payments of dividends	(482.6)	(430.2)
Net cash used in financing activities	(498.2)	(383.9)

Effect of exchange rate changes on cash and cash equivalents	(3.7)	(1.2)

Net increase in cash and cash equivalents	4.8	156.9

Cash and cash equivalents at beginning of period	245.7	174.9
Cash and cash equivalents at end of period	$250.5	331.8

Supplemental information:
Cash paid for interest	$7.6	5.9
Net cash paid for income taxes	$210.7	201.4
Leased assets obtained in exchange for new operating lease liabilities	$83.4	76.1
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2021 and 2020
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
Impact of COVID-19
The COVID-19 pandemic has likely influenced various trends the company is currently experiencing. These include supply chain disruptions and labor shortages, the presence of certain pandemic-specific personal protective equipment (PPE) in our inventory (although certain categories such as 3-ply masks are depleting quickly), and a modest shift in our mix to include more safety products and government customers. Evaluating the third quarter of 2021 is challenging given the dramatic impacts of the pandemic on the company in the year-earlier period. However, in contrast to much of the preceding 12 to 18 months, we are currently seeing a narrower impact on our business related directly to the COVID-19 pandemic, as economic activity has recovered and customer and product mix has reverted back to close to pre-pandemic levels. We believe current financial results are more reflective of traditional economic and marketplace dynamics than of pandemic-related issues such as facility restrictions, labor force illness, and PPE demand. The primary exception to this normalization trend is in the signings of our Onsite and Fastenal Managed Inventory (FMI), which have yet to recover to pre-pandemic levels. To the extent that COVID infections increase, as they did through the third quarter of 2021, this can, and is, either directly impacting or indirectly influencing access to customer facilities and decision-makers, and lengthens the sales cycle for certain of our solutions.
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
September 30, 2021 and 2020
(Unaudited)
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
Disaggregation of Revenue
Our revenues related to the following geographic areas were as follows for the periods ended September 30:

	Nine-month Period		Three-month Period
	2021	2020	2021	2020
United States	$3,753.6	3,681.6	$1,307.5	1,205.8
Canada and Mexico	558.8	462.3	189.9	160.5
North America	4,312.4	4,143.9	1,497.4	1,366.3
All other foreign countries	166.6	145.4	56.8	47.0
Total revenues	$4,479.0	4,289.3	$1,554.2	1,413.3

The percentages of our sales by end market were as follows for the periods ended September 30:

	Nine-month Period		Three-month Period
	2021	2020	2021	2020
Manufacturing	68.6%	61.7%	68.9%	62.7%
Non-residential construction	11.2%	11.4%	11.3%	11.2%
Other	20.2%	26.9%	19.8%	26.1%
	100.0%	100.0%	100.0%	100.0%

The percentages of our sales by product line were as follows for the periods ended September 30:

		Nine-month Period		Three-month Period
Type	Introduced	2021	2020	2021	2020
Fasteners(1)	1967	33.2%	29.7%	33.4%	30.5%
Tools	1993	8.6%	8.1%	8.5%	8.5%
Cutting tools	1996	5.0%	4.6%	5.0%	4.7%
Hydraulics & pneumatics	1996	6.4%	5.9%	6.5%	6.1%
Material handling	1996	5.5%	5.1%	5.5%	5.1%
Janitorial supplies	1996	8.2%	9.9%	8.3%	10.7%
Electrical supplies	1997	4.3%	4.1%	4.3%	3.9%
Welding supplies	1997	3.8%	3.5%	3.8%	3.5%
Safety supplies	1999	21.2%	26.1%	21.1%	23.8%
Other		3.8%	3.0%	3.6%	3.2%
		100.0%	100.0%	100.0%	100.0%
(1) The fasteners product line represents fasteners and miscellaneous supplies.
(3) Stockholders' Equity
Dividends
On October 11, 2021, our board of directors declared a quarterly dividend of $0.28 per share of common stock to be paid in cash on November 23, 2021 to shareholders of record at the close of business on October 26, 2021. Since 2011, we have paid

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2021 and 2020
(Unaudited)
quarterly cash dividends, and in 2020, we paid a special cash dividend late in the year. Our board of directors currently intends to continue paying quarterly cash dividends, provided that any future determination as to payment of dividends will depend on the financial condition and results of operations of the company and such other factors as are deemed relevant by the board of directors.
The following table presents the cash dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2021	2020
First quarter	$0.28	$0.25
Second quarter	$0.28	$0.25
Third quarter	$0.28	$0.25
Fourth quarter	$0.28	$0.25
Fourth quarter (special)		$0.40
Total	$1.12	$1.40
Stock Options
The following tables summarize the details of options granted under our stock option plans that were outstanding as of September 30, 2021, and the assumptions used to value these grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	September 30, 2021
Date of Grant				Options Outstanding	Options Exercisable
January 4, 2021	741,510	$48.00	$47.650	715,053	26,643
January 2, 2020	902,263	$38.00	$37.230	848,066	24,964
January 2, 2019	1,316,924	$26.00	$25.705	1,035,830	285,098
January 2, 2018	1,087,936	$27.50	$27.270	763,921	337,067
January 3, 2017	1,529,578	$23.50	$23.475	750,260	380,596
April 19, 2016	1,690,880	$23.00	$22.870	693,029	498,611
April 21, 2015	1,786,440	$21.00	$20.630	441,398	278,570
April 22, 2014	1,910,000	$28.00	$25.265	224,937	149,953
April 16, 2013	410,000	$27.00	$24.625	13,696	13,696
Total	11,375,531			5,486,190	1,995,198

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 4, 2021	0.4%	5.00	2.0%	29.17%	$9.57
January 2, 2020	1.7%	5.00	2.4%	25.70%	$6.81
January 2, 2019	2.5%	5.00	2.9%	23.96%	$4.40
January 2, 2018	2.2%	5.00	2.3%	23.45%	$5.02
January 3, 2017	1.9%	5.00	2.6%	24.49%	$4.20
April 19, 2016	1.3%	5.00	2.6%	26.34%	$4.09
April 21, 2015	1.3%	5.00	2.7%	26.84%	$3.68
April 22, 2014	1.8%	5.00	2.0%	28.55%	$4.79
April 16, 2013	0.7%	5.00	1.6%	37.42%	$6.33
All of the options in the tables above vest and become exercisable over a period of up to eight years. Generally, each option will terminate approximately ten years after the grant date.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2021 and 2020
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the nine-month periods ended September 30, 2021 and 2020 was $4.3 and $4.3, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of September 30, 2021 was $14.0 and is expected to be recognized over a weighted average period of 4.11 years. Any future changes in estimated forfeitures will impact this amount.
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings per share calculation because they were anti-dilutive:

	Nine-month Period		Three-month Period
Reconciliation	2021	2020	2021	2020
Basic weighted average shares outstanding	574,637,254	573,673,031	574,973,196	573,913,929
Weighted shares assumed upon exercise of stock options	2,291,000	1,797,201	2,286,643	2,203,402
Diluted weighted average shares outstanding	576,928,254	575,470,232	577,259,839	576,117,331

	Nine-month Period		Three-month Period
Summary of Anti-dilutive Options Excluded	2021	2020	2021	2020
Options to purchase shares of common stock	680,227	852,728	688,410	—
Weighted average exercise prices of options	$48.00	38.00	$48.00	—
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
(4) Income Taxes
We file income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. We are no longer subject to income tax examinations by taxing authorities for taxable years before 2017 in the case of United States federal examinations, and with limited exceptions, before 2015 in the case of foreign, state, and local examinations. During the first nine months of 2021, there were no material changes in unrecognized tax benefits.
During 2020, we deferred approximately $30.0 in payroll taxes as allowed under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was signed into law in March 2020 to help businesses navigate COVID-19 related challenges. The deferred payroll taxes were paid during the third quarter of 2021.
(5) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $88.6. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2021 and 2020
(Unaudited)
(6) Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	Average Interest Rate at September 30, 2021		Debt Outstanding
		Maturity Date	September 30, 2021	December 31, 2020
Unsecured revolving credit facility	1.03%	November 30, 2023	$—	—
Senior unsecured promissory notes payable, Series A	2.00%	July 20, 2021	—	40.0
Senior unsecured promissory notes payable, Series B	2.45%	July 20, 2022	35.0	35.0
Senior unsecured promissory notes payable, Series C	3.22%	March 1, 2024	60.0	60.0
Senior unsecured promissory notes payable, Series D	2.66%	May 15, 2025	75.0	75.0
Senior unsecured promissory notes payable, Series E	2.72%	May 15, 2027	50.0	50.0
Senior unsecured promissory notes payable, Series F	1.69%	June 24, 2023	70.0	70.0
Senior unsecured promissory notes payable, Series G	2.13%	June 24, 2026	25.0	25.0
Senior unsecured promissory notes payable, Series H	2.50%	June 24, 2030	50.0	50.0
Total			365.0	405.0
Less: Current portion of debt			(35.0)	(40.0)
Long-term debt			$330.0	365.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation			$36.3	36.3
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
Senior Unsecured Promissory Notes Payable
We have issued senior unsecured promissory notes under our master note agreement (the Master Note Agreement) in the aggregate principal amount of $365.0 as of September 30, 2021. Our aggregate borrowing capacity under the Master Note Agreement is $600.0; however, none of the institutional investors party to that agreement are committed to purchase notes thereunder. There is no amortization of these notes prior to their maturity date and interest is payable quarterly. The notes currently issued under our Master Note Agreement, including the maturity date and fixed interest rate per annum of each series of note, are contained in the table above. The Master Note Agreement contains certain financial and other covenants and we are currently in compliance with these covenants.
(7) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2020 annual report on Form 10-K in Note 11 of the Notes to Consolidated Financial Statements. As of September 30, 2021, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2021 and 2020
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
Impact of COVID-19 on Our Business
Evaluating the company's financial performance in the third quarter of 2021 requires an appreciation for the variables which impacted financial results in the year earlier period.
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
The pandemic continued to impact our business in the third and fourth quarters of 2020, when the marketplace broadly, and Fastenal specifically, continued to operate with certain modifications to balance re-opening with employee and customer safety. However, most of the markets in which we operate began to normalize in the second half of 2020. In the first half of 2021, the re-opening and recovery of the manufacturing and construction marketplace continued and accelerated, operating restrictions eased, and our ability to engage directly with customers, while not at pre-pandemic levels, improved. This resulted in improving performance in our traditional branch and Onsite business and normalization of our product and customer mix. In general, industrial and construction businesses have learned to navigate COVID-19 while maintaining operations.
In the third quarter of 2021, the COVID-19 pandemic has likely influenced various trends that the company is currently experiencing. These include supply chain disruptions and labor shortages, the presence of certain pandemic-specific personal protective equipment (PPE) in our inventory (although certain categories such as 3-ply masks are depleting quickly), and a modest shift in our mix to include more safety products and government customers. However, in contrast to preceding periods, we are currently seeing less of an impact on our business related directly to the pandemic, as economic activity has recovered, customer access is normalizing, and customer and product mix has reverted back to close to pre-pandemic levels. We believe current financial results are more reflective of traditional economic and marketplace dynamics than of pandemic-related issues such as facility restrictions, labor force illness, and PPE demand. The primary exception to this normalization trend is in the signings of our Onsite and Fastenal Managed Inventory (FMI), which have yet to recover to pre-pandemic levels. To the extent that COVID infections increase, as they did through the third quarter of 2021, this can, and is, either directly impacting or indirectly influencing access to customer facilities and decision-makers and lengthens the sales cycle for certain of our solutions. Our financial controls over financial reporting functioned effectively throughout the pandemic and continue to do so.
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
Executive Overview
Net sales increased $140.9, or 10.0%, in the third quarter of 2021 when compared to the third quarter of 2020. The number of business days were the same in both periods. Our gross profit increased $79.6, or 12.4%, in the third quarter of 2021 relative to the third quarter of 2020, and as a percentage of net sales increased to 46.3% in the third quarter of 2021 from 45.3% in the third quarter of 2020. Our operating income increased $28.3, or 9.8%, in the third quarter of 2021 relative to the third quarter of 2020, and as a percentage of net sales was unchanged at 20.5% in the third quarter of 2021 from 20.5% in the third quarter of 2020. Our net earnings during the third quarter of 2021 were $243.5, an increase of 9.9% compared to the third quarter of 2020. Our diluted net earnings per share were $0.42 during the third quarter of 2021, which increased from $0.38 during the third quarter of 2020.
The table below summarizes our total and FTE (based on 40 hours per week) employee headcount, our investments in in-market locations (defined as the sum of the total number of public branch locations and the total number of active Onsite locations), and weighted FMI devices at the end of the periods presented and the percentage change compared to the end of the prior periods.

			Change Since:		Change Since:		Change Since:
	Q3 2021	Q2 2021	Q2 2021	Q4 2020	Q4 2020	Q3 2020	Q3 2020
In-market locations - absolute employee headcount	12,347	12,446	-0.8%	12,680	-2.6%	12,708	-2.8%
In-market locations - FTE employee headcount	11,104	11,390	-2.5%	11,260	-1.4%	11,302	-1.8%
Total absolute employee headcount	20,231	20,317	-0.4%	20,365	-0.7%	20,336	-0.5%
Total FTE employee headcount	17,860	18,253	-2.2%	17,836	0.1%	17,862	0.0%

Number of public branch locations	1,859	1,921	-3.2%	2,003	-7.2%	2,033	-8.6%
Number of active Onsite locations	1,367	1,323	3.3%	1,265	8.1%	1,236	10.6%
Number of in-market locations	3,226	3,244	-0.6%	3,268	-1.3%	3,269	-1.3%
Weighted FMI devices (MEU installed count) (1)	90,493	87,567	3.3%	83,951	7.8%	82,261	10.0%
(1) This number excludes approximately 12,500 non-weighted devices that are part of our locker lease program.
During the last twelve months, we reduced our total FTE employee headcount by two. This reflects a decline in our in-market and non-in-market selling FTE employee headcount of 44. We continue to see growth in non-in-market selling FTE headcount to support sales initiatives targeting customer acquisition. Our in-market FTE headcount is down, however, reflecting both a challenging hiring environment and deliberate efforts to improve the productivity of our current in-market sales force. We have experienced a decrease in our distribution center FTE employee headcount of 78 reflecting the challenging hiring environment. We had an increase in our remaining FTE employee headcount of 120 that relates primarily to personnel investments in information technology and operational support, such as purchasing and product development.

We opened one branch in the third quarter of 2021 and closed 63 branches, net of conversions. We activated 67 Onsite locations in the third quarter of 2021 and closed 23, net of conversions. In any period, the number of closings tend to reflect both normal churn in our business, whether due to redefining or exiting customer relationships, the shutting or relocation of customer facilities that host our locations, or a customer decision, as well as our ongoing review of underperforming locations. Our in-market network forms the foundation of our business strategy, and we will continue to open or close locations as is deemed necessary to sustain and improve our network, support our growth drivers, and manage our operating expenses.
Results of Operations

The following sets forth condensed consolidated statement of earnings information (as a percentage of net sales) for the periods ended September 30:

	Nine-month Period		Three-month Period
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	46.1%	45.4%	46.3%	45.3%
Operating and administrative expenses	25.6%	25.0%	25.9%	24.8%
Operating income	20.5%	20.5%	20.5%	20.5%
Net interest expense	-0.2%	-0.2%	-0.2%	-0.2%
Earnings before income taxes	20.3%	20.3%	20.3%	20.4%

Note – Amounts may not foot due to rounding difference.
Net Sales
The table below sets forth net sales and daily sales for the periods ended September 30, and changes in such sales from the prior period to the more recent period:

	Nine-month Period		Three-month Period
	2021	2020	2021	2020
Net sales	$4,479.0	4,289.3	$1,554.2	1,413.3
Percentage change	4.4%	5.7%	10.0%	2.5%
Business days	191	192	64	64
Daily sales	$23.5	22.3	$24.3	22.1
Percentage change	5.0%	5.2%	10.0%	2.5%
Daily sales impact of currency fluctuations	0.8%	-0.2%	0.5%	0.0%

Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
In the first nine months of 2021, our net sales of $4,479.0 increased $189.7, or 4.4%. Adjusted for one fewer selling day in the first quarter of 2021, our daily sales rate increased 5.0%. This increase is due to improved unit sales across most products to our traditional manufacturing and construction customers, resulting from continued improvement in business activity. This is partly offset by two factors. First, we had lower unit sales of pandemic-related PPE and sanitation products to traditional, state and local government, and health care customers relative to what we experienced in the first nine months of 2020. Second, certain of our North American regions were affected by severe weather in February 2021, which we believe reduced net and daily sales growth by 10 to 30 basis points in the first nine months of 2021 compared to the first nine months of 2020.
Reported growth for the first nine months of 2021 underrepresents the underlying market strength our business is experiencing. In the second and third quarters of 2020, we realized significant sales of "surge"-related PPE and sanitizer sales to critical businesses, state and local governments, and healthcare companies, and these more than offset the severe economic weakness experienced by our traditional manufacturing and construction customers. While we have retained incremental sales from some customers that bought from us for the first time in the second quarter of 2021, when the effects of the pandemic first began to impact the marketplace, we have always viewed our surge sales as being specific to that period and unlikely to recur in future periods. With the worst effects of the pandemic on our marketplace having largely receded as we entered 2021, these sales did not recur, and their absence meaningfully reduced our growth in the first nine months of 2021. This had the effect of masking otherwise very strong growth from our traditional manufacturing and construction customers. Indeed, we believe the best way to understand underlying economic trends is through the performance of our fastener product line, which reflects the economic trends, but not the surge buying that was brought on by the pandemic. Daily sales growth of our fastener product line in the first nine months and the third quarter of 2021 was 17.1% and 20.2%, respectively, which we believe is more reflective of the strong underlying market environment we experienced through the period.

The overall impact of product pricing on net sales was 120 to 150 basis points during the first nine months of 2021 and 230 to 260 basis points during the third quarter of 2021. This increase reflects actions we have taken in the first nine months and third quarter of 2021 in response to inflationary pressures that we experienced in costs of products, particularly fasteners, and transportation services, particularly overseas shipping, through both periods. These pressures persist in the marketplace and are likely to require further organizational pricing actions in the fourth quarter of 2021 in an effort to offset this impact.
From a product standpoint, fastener daily sales increased 17.1% in the first nine months of 2021 from the first nine months of 2020 and accounted for 33.2% of total sales, from 29.7% of sales in the first nine months of 2020 and 34.3% of sales in the first nine months of 2019. Safety daily sales, which includes PPE, fell 15.0% in the first nine months of 2021 from the first nine months of 2020 and accounted for 21.2% of total sales, from 26.1% of sales in the first nine months of 2020 and 17.6% of sales in the first nine months of 2019. Daily sales of other products, which includes sanitizer, increased 8.1% in the first nine months of 2021 from the first nine months of 2020 and accounted for 45.6% of total sales, from 44.2% of sales in the first nine months of 2020 and 48.1% of sales in the first nine months of 2019.
From a customer standpoint, daily sales to our manufacturing customers increased 16.7% in the first nine months of 2021 from the first nine months of 2020. Daily sales to our non-residential construction customers increased 2.9% in the first nine months of 2021 from the first nine months of 2020. Sales trends for our traditional manufacturing and construction customers reflected improvement in underlying economic trends against a relatively easy comparison in the first nine months of 2020, as well as favorable product pricing. Sales to government customers, which includes health care providers, decreased 39.6% and was 4.9% of sales in the first nine months of 2021, down from 8.5% of sales in the first nine months of 2020. Government customers represented 3.7% of our sales mix prior to the pandemic in 2019, below the level in the first nine months of 2021 which reflects that we have retained certain customers that bought from us for the first time during the pandemic. At the same time, government customers were significant buyers of surge PPE in the second and third quarters of 2020, and the absence of those purchases in the second and third quarters of 2021 produced the significant decline in sales experienced with these customers in the first nine months of 2021.
In the first nine months of 2020, the pandemic caused many of our customers to enact policies that limited access of outside personnel to their facilities and key decision-makers. This made it difficult to engage with customers directly in a way that most effectively allows us to promote growth drivers such as FMI (Fastenal Managed Inventory) and Onsites (defined as dedicated sales and service provided from within, or in close proximity to, the customer's facility), or implement agreements that have been signed. In the first nine months of 2021, the direct impact of the pandemic receded, but pressures around supply chain constraints and labor availability, which are likely being exacerbated by spikes in COVID infections in the third quarter of 2021, emerged. These variables have continued to impact customer access and have kept decision-makers focused on crisis management rather than strategic planning. The net effect of these issues is that while access has generally been better in the first nine months of 2021 than it was in the first nine months of 2020, it has not returned to pre-pandemic levels, which has continued to adversely affect our growth driver performance.
•During the first nine months of 2021, we signed 230 new Onsite locations. This included 68 signings in the first quarter of 2021, 87 in the second quarter of 2021, and 75 signings in the third quarter of 2021. We had 1,367 active sites on September 30, 2021, which represented an increase of 10.6% from September 30, 2020. Daily sales through our Onsite locations, excluding sales transferred from branches to new Onsites, grew at a better than 20% rate in the third quarter of 2021 over the third quarter of 2020. This growth is due to improved business activity from our Onsite customers and, to a lesser degree, contributions from the increase in the number of Onsites we operate. Our Onsite signings in the third quarter of 2021 were below the second quarter of 2021 level and the long-term rate of 375 to 400 annual signings we believe the market will support, as market conditions and access to customer facilities and decision-makers normalize. Based on the year-to-date signings and tendency for signings in fourth quarters to be seasonally lower, we anticipate signing between 285 and 325 Onsite locations in 2021, down from our prior expectation of 300 to 350 locations.
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
The table below summarizes the signings and installations of, and sales through, our FMI devices.

	Nine-month Period			Three-month Period
	2021	2020	Change	2021	2020	Change
Weighted FASTVend/FASTBin signings (MEUs)	15,339	12,955	18.4%	4,813	4,791	0.5%
Signings per day	80	67		75	75
Weighted FASTVend/FASTBin installations (MEUs; end of period)				90,493	82,261	10.0%

FASTVend/FASTBin net sales	$981.1	$783.6	25.2%	$352.4	$269.3	30.9%
% of net sales	21.7%	18.1%		22.4%	18.8%
FASTStock net sales	$416.9	$230.1	81.2%	$165.9	$88.1	88.3%
% of net sales	9.2%	5.3%		10.6%	6.2%
FMI net sales	$1,398.0	$1,013.7	37.9%	$518.3	$357.4	45.0%
FMI daily sales	$7.3	$5.3	38.6%	$8.1	$5.6	45.0%
% of net sales	30.9%	23.4%		33.0%	25.0%
•Our FMI signings in the third quarter and year-to-date 2021 trended below expectations. Similar to Onsites, we believe the near-term challenges posed to our customers by inflation, supply chain, labor, and an increase in COVID infections are lengthening the selling cycle. Based on year-to-date signings and the tendency for signings in fourth quarters to be seasonally lower, we anticipate weighted FASTVend and FASTBin device signings in 2021 of 20,500 to 22,000 MEUs, down from our prior expectations of 23,000 to 25,000 MEUs.
All metrics provided above exclude approximately 12,500 non-weighted vending devices that are part of a leased locker program.
•Our e-commerce business includes sales made through an electronic data interface (EDI) with our customers or through the web. Daily sales through e-commerce grew 44.1% in the first nine months of 2021 and grew 43.4% in the third quarter of 2021. Revenues attributable to e-commerce represented 13.9% of our total revenues in the third quarter of 2021.
We view our digital products and services to be comprised of sales through FMI (FASTVend, FASTBin, and FASTStock) plus that proportion of our e-commerce sales that do not represent billings of FMI services (collectively, our Digital Footprint). We believe the data that is created through our digital capabilities enhances product visibility, traceability, and control that reduces risk in operations and creates ordering and fulfillment efficiencies for both ourselves and our customers. As a result, we believe our opportunity to grow our business will be enhanced through the continued development and expansion of our digital capabilities.
Our Digital Footprint in the third quarter of 2021 represented 43.7% of our sales. We began to provide this figure in the first quarter of 2021, when we reported that our Digital Footprint represented 34.8% of our sales. We subsequently identified a calculation error. Using the same approach to calculating our Digital Footprint as we used in the second and third quarters of 2021, our Digital Footprint represented 39.1% of our sales in the first quarter of 2021.
Net sales increased $140.9, or 10.0%, in the third quarter of 2021 when compared to the third quarter of 2020. The number of business days were the same in both periods. The third quarter of 2021 continued to experience strong growth in underlying demand for manufacturing and construction equipment and supplies, which drove higher unit sales that contributed to the increase in net sales that we experienced in the period. This growth was slightly limited by slower growth or contraction in sales of certain products to certain end markets related to the COVID-19 pandemic when compared to the third quarter of 2020. While we did see an uptick in sales of certain COVID-related supplies in the third quarter of 2021, relative to the prior year the marketplace is more orderly and better supplied, while the unit price of many products is down significantly. As a result, the impact on our net sales of the current increase in infections and hospitalizations is significantly reduced from what was experienced in the year earlier period. For instance, daily sales to government and warehousing customers declined 40.5% and 13.6%, respectively, while sales of safety products and janitorial supplies (the latter being a subset of other products) declined 2.9% and 15.4%, respectively, in the third quarter of 2021.

Sales by Product Line
The approximate mix of sales from fasteners, safety supplies, and all other product lines was as follows for the periods ended September 30:

	Nine-month Period		Three-month Period
	2021	2020	2021	2020
Fasteners	33.2%	29.7%	33.4%	30.5%
Safety supplies	21.2%	26.1%	21.1%	23.8%
Other product lines	45.6%	44.2%	45.5%	45.7%
	100.0%	100.0%	100.0%	100.0%
Gross Profit
In the first nine months of 2021, our gross profit, as a percentage of net sales, improved to 46.1%, or 70 basis points from 45.4% in the first nine months of 2020. We believe the increase in gross profit during this period is attributable primarily to three items. (1) Organizational/overhead leverage was favorable primarily due to stronger business conditions. This includes favorable customer and supplier net rebates due to a combination of stronger demand increasing our product purchasing activity and lower rebates to certain customers that had significant purchases of PPE product in the first nine months of 2020. (2) Product and customer mix was a benefit to our gross profit percentage in the first nine months of 2021. This was entirely due to product mix, as from the first nine months of 2020 to the first nine months of 2021 our daily sales of higher profit margin fastener products increased 17.1% while our daily sales of lower gross profit margin non-fastener products declined 0.5%. This was only partly offset by customer mix, which was impacted by the relatively fast growth of our Onsites, which tend to have a gross margin percentage well below the company average. (3) Product margins improved, primarily due to a higher gross profit percentage for our safety products, due to a decline in the mix of lower margin COVID-affected sales and, to a lesser extent, higher margins on non-COVID affected products. These positive contributors to our gross profit percentage were partly offset by the $7.8 write-down of the value of our inventory of 3-ply masks in the first quarter of 2021. The impact of higher product and transportation costs were largely offset by actions taken to mitigate this inflation, including product price increases, throughout the first nine months of 2021.
Our gross profit, as a percentage of net sales, increased 100 basis points to 46.3% in the third quarter of 2021 from 45.3% in the third quarter of 2020. This increase reflects several items. First, overhead/organizational leverage improved primarily due to stronger business conditions. This includes customer and supplier net rebates, as stronger demand has increased our product purchasing activity. Second, product margins improved, primarily due to a higher gross profit percentage for our safety products, due to both a decline in the mix of lower margin COVID-affected sales and improved margins for those products. The impact of product and customer mix was immaterial in the third quarter of 2021. The impact of price/cost was similarly immaterial in the third quarter of 2021, as greater pricing contribution in the period largely offset higher material costs and significantly higher shipping costs.
Pricing actions taken during the first nine months of 2021 largely matched the product and transportation inflation we experienced in the marketplace, and did not have a material impact on gross profit percentage in either the first nine months or the third quarter of 2021.
Operating and Administrative Expenses
In the first nine months of 2021 our operating and administrative expenses, as a percentage of net sales, increased to 25.6% compared to 25.0% in the first nine months of 2020. In the third quarter of 2021 our operating and administrative expenses, as a percentage of net sales, increased to 25.9% compared to 24.8% in the third quarter of 2020. In both periods this was primarily a result of our employee-related expenses growing faster than sales, as we did leverage the collective change in occupancy-related and all other operating and administrative expenses.
The percentage change in employee-related, occupancy-related, and all other operating and administrative expenses compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Nine-month Period	Three-month Period
		2021	2021
Employee-related expenses	70%	10.0%	16.8%
Occupancy-related expenses	15% to 20%	2.7%	3.3%
All other operating and administrative expenses	10% to 15%	-2.1%	19.9%

Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes.
In the first nine months of 2021, our employee-related expenses increased when compared to the first nine months of 2020, primarily as a result of higher incentive pay stemming from strong growth and profits at our in-market locations, which account for the majority of our incentive dollars, a 25.4% increase in profit sharing to reflect a more favorable sales and profit outlook, and a 22.7% increase in our healthcare expenses as employees and their families were more comfortable seeking health care. In the third quarter of 2021, our employee-related expenses increased when compared to the third quarter of 2020. We experienced an increase in employee base pay due to higher average FTE during the period, though this grew more slowly than sales, as well as higher wages. We also experienced a significant increase in bonus and commission payments, reflecting improved business activity and financial performance versus the year-ago period, as well as an increase of 45.1% in health insurance costs as employees and their families were more comfortable seeking health care.
The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior periods:

			Change Since:		Change Since:		Change Since:
	Q3 2021	Q2 2021	Q2 2021	Q4 2020	Q4 2020	Q3 2020	Q3 2020
In-market locations (branches & Onsites)	11,104	11,390	-2.5%	11,260	-1.4%	11,302	-1.8%
Non-in-market selling	2,049	2,021	1.4%	1,923	6.6%	1,895	8.1%
Selling subtotal	13,153	13,411	-1.9%	13,183	-0.2%	13,197	-0.3%
Distribution/Transportation	2,560	2,691	-4.9%	2,591	-1.2%	2,638	-3.0%
Manufacturing	616	618	-0.3%	607	1.5%	618	-0.3%
Administration	1,531	1,533	-0.1%	1,455	5.2%	1,409	8.7%
Non-selling subtotal	4,707	4,842	-2.8%	4,653	1.2%	4,665	0.9%
Total	17,860	18,253	-2.2%	17,836	0.1%	17,862	0.0%
Occupancy-related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our branches and distribution locations, and (4) industrial vending equipment (we consider the vending equipment, excluding leased locker equipment, to be a logical extension of our in-market operations and classify the depreciation and repair costs as occupancy expenses).
In the first nine months of 2021, our occupancy-related expenses increased when compared to the first nine months of 2020, as we experienced modest growth in costs associated with our facilities, with higher non-branch expenses being only partly offset by lower branch expenses, and our FMI devices. In the third quarter of 2021, our occupancy-related expenses increased when compared to the third quarter of 2020, primarily due to the accumulation of modest increases in the cost of FMI equipment related to an increase in device installations, facility maintenance expenses, and facility rent and utility costs.
All other operating and administrative expenses include: (1) selling-related transportation, (2) information technology (IT) expenses, (3) general corporate expenses, which consists of legal expenses, general insurance expenses, travel and marketing expenses, etc., and (4) the gain on sales of property and equipment.
Combined, all other operating and administrative expenses decreased in the first nine months of 2021 when compared to the first nine months of 2020. This is largely due to a decline in general corporate expenses, with favorable bad debt trends and lower costs for non-healthcare-related insurance more than offsetting higher travel expense and legal fees. A modest reduction in selling-related transportation as a result of tight fleet maintenance expenses and efforts to rationalize our local pick-up fleet was offset by higher spending on information technology. Combined, all other operating and administrative expenses increased in the third quarter of 2021 when compared to the third quarter of 2020. The period experienced a more than two-and-a-half times increase in travel-related costs as activity continues to normalize in contrast to pandemic-related restrictions that presided in the year earlier period, higher non-healthcare-related insurance costs, rising fuel costs related to our local truck fleet, higher spending on information technology, and lower profits from the sale of branch vehicles.
Net Interest Expense
Our net interest expense was $7.2 and $2.3 in the first nine months and the third quarter of 2021, respectively, compared to $6.9 and $2.5 in the first nine months and the third quarter of 2020, respectively.

Income Taxes
We recorded income tax expense of $215.5 in the first nine months of 2021, or 23.7% of earnings before income taxes, and $72.6 in the third quarter of 2021, or 23.0% of earnings before income taxes. Income tax expense was $207.5 in the first nine months of 2020, or 23.8% of earnings before income taxes, and $66.1 in the third quarter of 2020, or 23.0% of earnings before income taxes. We believe our ongoing tax rate, absent any discrete tax items or broader changes to tax law, will be approximately 24.5%.
Net Earnings
Our net earnings during the first nine months of 2021 were $693.8, an increase of 4.7% when compared to the first nine months of 2020. Our net earnings during the third quarter of 2021 were $243.5, an increase of 9.9% compared to the third quarter of 2020.
Our diluted net earnings per share during the first nine months of 2021 were $1.20, an increase of 4.4% when compared to the first nine months of 2020. Our diluted net earnings per share were $0.42 during the third quarter of 2021, which increased from $0.38 during the third quarter of 2020.
Results of Operations (Comparison to 2019 Periods)
Given the unusual nature of our marketplace over the last 18 months due to the COVID-19 pandemic, we believe that a comparison of net sales, gross profit, operating and administrative expenses, operating income, net earnings, and net cash provided by operating activities during the first nine months and third quarter of 2021 to the same periods in 2019 provides further insight into sustainable trends and underlying performance of our business. As discussed earlier in this report, there were certain aspects of the COVID-19 pandemic that dramatically impacted our business during 2020. Given this, we believe that a comparison to the 2019 periods is helpful to demonstrate changes in financial condition and our results of operations during the most recently ended quarter. The table below provides such a comparison:

	Nine-month Period			Three-month Period
	2021	2019	Change	2021	2019	Change
Net sales	$4,479.0	$4,056.8	10.4%	$1,554.2	$1,379.1	12.7%
Gross profit	$2,064.3	$1,917.0	7.7%	$720.2	$651.1	10.6%
% of net sales	46.1%	47.3%		46.3%	47.2%
Operating and administrative expenses	$1,147.8	$1,098.7	4.5%	$401.8	$369.2	8.8%
% of net sales	25.6%	27.1%		25.9%	26.8%
Operating income	$916.5	$818.3	12.0%	$318.4	$281.9	13.0%
% of net sales	20.5%	20.2%		20.5%	20.4%
Net earnings	$693.8	$612.2	13.3%	$243.5	$213.5	14.1%

Net cash provided by operating activities	$613.7	$590.3	4.0%	$167.4	$257.3	-34.9%
% of net earnings	88.5%	96.4%		68.8%	120.5%
Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended September 30:

	Nine-month Period
	2021	2020
Net cash provided by operating activities	$613.7	780.8
Percentage of net earnings	88.5%	117.8%
Net cash used in investing activities	$107.0	238.8
Percentage of net earnings	15.4%	36.0%
Net cash used in financing activities	$498.2	383.9
Percentage of net earnings	71.8%	57.9%

Net Cash Provided by Operating Activities
We produced operating cash flow of $613.7 in the first nine months of 2021, a decrease of 21.4% from the first nine months of 2020, representing 88.5% of the period's net earnings versus 117.8% in the first nine months of 2020. The decline in our operating cash flow generated is primarily due to an increased need for working capital to support our customer's growth as business activity improves. Customer mix also contributes. Our traditional manufacturing and construction customers are a greater proportion of our sales mix in the first nine months of 2021 than was the case in the first nine months of 2020, and tend to have longer payment terms and retain more inventory on hand. We also paid approximately $30.0 in payroll taxes in the third quarter of 2021 that was deferred from 2020 as allowed under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act).
The dollar and percentage change in accounts receivable, net, inventories, and accounts payable as of September 30, 2021 when compared to September 30, 2020 were as follows:

	September 30		Twelve-month Dollar Change	Twelve-month Percentage Change
	2021	2020	2021	2021
Accounts receivable, net	$949.4	834.5	$114.9	13.8%
Inventories	1,401.1	1,342.6	58.5	4.4%
Trade working capital	$2,350.5	2,177.1	$173.4	8.0%

Accounts payable	$256.9	210.4	$46.4	22.1%

Trade working capital, net	$2,093.6	1,966.7	$126.9	6.5%

Net sales in last two months	$1,062.5	943.8	$118.7	12.6%
Note - Amounts may not foot due to rounding difference.
Our accounts receivable balance increased due to two factors. First, our receivables are expanding as a result of improved business activity and resulting growth in our customers' sales. Second, in response to the COVID-19 pandemic, customers that traditionally have shorter payment terms represented a smaller proportion of our sales mix in the first nine months of 2021 than was the case in the first nine months of 2020.
Inventory was $1,401.1 at the end of the third quarter of 2021, an increase of $58.5, or 4.4%, over the third quarter of 2020. This reflects the addition of inventory to support the growth of our manufacturing and construction customers as they expand production to meet improved business activity, as well as inflation in the value of stocked parts. This is being partly offset by a couple of factors. First, we have continued to close traditional branches, including 183 over the past 12 months, improve the match of branch stock to the needs of specific markets, reduce slow or non-moving inventory, and improve the flow of product through our internal logistics. Second, we have substantially reduced the supply of disposable masks that were brought into inventory in 2020 as part of our response to COVID-19, a trend that accelerated in the third quarter of 2021 due to the increase in pandemic-related infections and hospitalizations.
Accounts payable were $256.9 at the end of the third quarter of 2021, an increase of $46.4, or 22.1%, over the third quarter of 2020 due to our product purchases increasing to support the improvement in business activity at our manufacturing and construction customers. Further, a greater proportion of our purchases in the first nine months of 2021 were of products with traditional payment terms, whereas in the first nine months of 2020 some COVID-related products still required immediate payment and so produced no payable.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased by $131.8 in the first nine months of 2021 when compared to the first nine months of 2020. This was primarily due to the acquisition of certain industrial vending assets of Apex International Technologies LLC (Apex) in the first quarter of 2020; in contrast, there were no outlays for acquisitions in the first nine months of 2021. A lesser contributor to the reduction in net cash used in investing activities were slightly lower net capital expenditures (property and equipment net of proceeds from sales) in the first nine months of 2021 compared to in the first nine months of 2020.
Our capital spending will typically fall into five categories: (1) the addition of manufacturing and warehouse property and equipment, (2) the purchase of industrial vending and bin technology, (3) the purchase of software and hardware for our information processing systems, (4) the addition of fleet vehicles, and (5) the purchase of signage, shelving, and other fixed assets related to branch and Onsite locations. Proceeds from the sales of property and equipment, typically for the planned disposition of pick-up trucks as well as distribution vehicles and trailers in the normal course of business, are netted against these purchases and additions. During the first nine months of 2021, our net capital expenditures were $107.0, which is a decrease of 6.9% from the first nine months of 2020. Of the factors described above, the largest reason for the decline in net capital expenditures in the first nine months of 2021 was lower spending on FMI devices to reflect a slow recovery in signings and installations following the pandemic, reduced vending equipment costs following the March 2020 acquisition of certain industrial vending assets of Apex, and an increase in the refurbishment and redeployment of FMI hardware as an alternative to buying new devices. Modest declines in most other spending categories were offset by higher spending on a non-hub construction project in Winona.
Cash requirements for capital expenditures were satisfied from cash generated from operations, available cash and cash equivalents, our borrowing capacity, and the proceeds of disposals. We now expect our net capital expenditures (property and equipment net of proceeds from sales) in 2021 to be within a range of $155.0 to $175.0, down from our prior range of $170.0 to $200.0. Our net capital expenditures were $157.5 in 2020. Our current range continues to reflect increased spending for a non-hub construction project in Winona to support growth, land purchases to support future supply chain investment, an increase in manufacturing capacity, higher spending for equipment and facility upgrades, retrofits, and replacement, and lower anticipated proceeds from asset sales. However, previously anticipated spending for selling-related vehicles, branch development initiatives, and information technology hardware has moderated due to difficulties with global supply chains.
Net Cash Used in Financing Activities
Net cash used in financing activities increased $114.3 in the first nine months of 2021 when compared to the first nine months of 2020. This is primarily due to a reduction in debt obligations incurred in the first nine months of 2020 as part of the acquisition of certain industrial vending assets of Apex.
We returned $482.6 to our shareholders in the first nine months of 2021 in the form of dividends, compared to $482.2 in the first nine months of 2020 in the form of dividends ($430.2) and purchases of our common stock ($52.0). During the first nine months of 2021, we did not purchase any shares of our common stock. During the first nine months of 2020, we purchased 1,600,000 shares of our common stock at an average price of approximately $32.54 per share, resulting in $52.0 of cash used for share repurchase. We currently have authority to purchase up to 3,200,000 additional shares of our common stock. An overview of our cash dividends paid or declared in 2021 and 2020 is contained in Note 3 of the Notes to Condensed Consolidated Financial Statements.
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
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments, our operations in countries other than the U.S., and earnings denominated in foreign currencies. Historically, our primary exchange rate exposure has been with the Canadian dollar against the United States dollar. We have not historically hedged our foreign currency risk given that exposure to date has not been material. In the first nine months of 2021, changes in foreign currency exchange rates increased our reported net sales by $34.5 with the estimated effect on our net earnings being immaterial.
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners and related hardware. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers, though the timing of such exposure can be delayed due to our long supply chain. Through the first nine months of 2021, we have seen the price of commodity steel as reflected in many market indexes increase, which has produced inflation in our steel-based products. Based on our ability to pass these higher costs on, our estimated net earnings exposure for these changes was not material in the first nine months of 2021.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity. Rising costs for these commodities can produce higher fuel costs for our hub and field-based vehicles and utility costs for our in-market locations, distribution centers, and manufacturing facilities. Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. We believe that over time these risks are mitigated in part by our ability to pass freight and product costs to our customers, the efficiency of our trucking distribution network, and the ability, over time, to manage our occupancy costs related to the heating and cooling of our facilities through better efficiency. Through the first nine months of 2021, we have seen the price of commodity energy as reflected in many market indexes increase, which has produced an increase in our fuel expenses and inflation in products for which fossil fuels are an input. Based on our ability to pass these higher costs on, our estimated net earnings exposure for these changes was not material in the first nine months of 2021.
Interest rates - Loans under our Credit Facility bear interest at floating rates tied to LIBOR (or, if LIBOR is no longer available, at a replacement rate to be determined by the administrative agent for the Credit Facility and consented to by us). As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase in LIBOR in the first nine months of 2021 would have resulted in approximately $0.1 of additional interest expense. A description of our Credit Facility is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the third quarter of 2021:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2021	0	$0.00	0	3,200,000
August 1-31, 2021	0	$0.00	0	3,200,000
September 1-30, 2021	0	$0.00	0	3,200,000
Total	0	$0.00	0	3,200,000

(1)
On July 11, 2017, our board of directors established a new authorization for us to repurchase up to 10,000,000 shares of our common stock. This repurchase program has no expiration date. As of September 30, 2021, we had remaining authority to repurchase 3,200,000 shares under this authorization.

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

101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: October 15, 2021	By:	/s/ Holden Lewis
Holden Lewis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 15, 2021	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Executive Vice President - Chief Accounting Officer and Treasurer
(Duly Authorized Officer and Principal Accounting Officer)