Form 10-K
period 2021-12-31
FASTENAL CO
filed 2022-02-07
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________
FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was $29,835,146,952, based on the closing price of the registrant's Common Stock on that date. For purposes of determining this number, all executive officers and directors of the registrant as of June 30, 2021 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of January 21, 2022, the registrant had 575,550,072 shares of Common Stock issued and outstanding.

FASTENAL COMPANY
ANNUAL REPORT ON FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the annual meeting of shareholders to be held Saturday, April 23, 2022 (Proxy Statement) are incorporated by reference in Part III.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K, or in other reports of the company and other written and oral statements made from time to time by the company, do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, our strategies, goals, mission and vision, and our expectations about capital expenditures, tax rates, inventory levels, in-market locations and signings of Onsite locations and new machine equivalent units for Fastenal Managed Inventory (FMI) (including bin stock and industrial vending), our digital solutions and other product offerings, national accounts as a percentage of overall sales, the advantages of our integrated physical and virtual model, growth in safety products as a percentage of product sales and the amount of FMI revenue that we may be able to service through local inventory fulfillment terminals. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns (including economic downturns as a result of global pandemics, including the ongoing COVID-19 pandemic), weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in trade policies or tariffs, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, product and transportation inflation, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, increased competition in FMI or Onsite, difficulty in maintaining installation quality as our industrial vending business expands, the failure to meet our goals and expectations regarding expansion of our FMI or Onsite operations, changes in the implementation objectives of our business strategies, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law or the impact of discrete items on future tax rates, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, difficulty in obtaining continued business from new safety product customers, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, and other risks and uncertainties detailed in this Form 10-K under the heading 'Item 1A. Risk Factors'. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

PRESENTATION OF DOLLAR AMOUNTS
All dollar amounts in this Form 10-K are presented in millions, except for share and per share amounts or where otherwise noted. Throughout this document, percentage and dollar change calculations, which are based on non-rounded dollar values, may not be able to be recalculated using the dollar values in this document due to the rounding of those dollar values.
STOCK SPLIT
All information contained in this Form 10-K reflects the two-for-one stock split in 2019.

PART I

ITEM 1.BUSINESS
Note – Information in this section is as of year end unless otherwise noted. The year end is December 31, 2021 unless additional years are included or noted.
Overview
Fastenal Company (together with our subsidiaries, hereinafter referred to as 'Fastenal' or the company or by terms such as we, our, or us) began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. We opened our first branch in 1967 in Winona, Minnesota, a city with a population today of approximately 26,000. We began with a marketing strategy of supplying threaded fasteners to customers through a branch network in small, medium-sized, and, in subsequent years, large cities. Over time, that mandate has expanded to a broader range of industrial and construction supplies spanning more than nine major product lines. How we engage with our customers has similarly evolved to include Onsites, Fastenal Managed Inventory and eCommerce. We provide additional descriptions of our product lines and market channels later in this document. The large majority of our transactions are business-to-business, though we also have some walk-in retail business. At the end of 2021, we had 3,209 in-market locations (defined in the table below) in 25 countries supported by 15 distribution centers in North America (12 in the United States, two in Canada, and one in Mexico), and one in Europe, and we employed 20,507 people. We believe our success can be attributed to the high quality of our employees and their convenient proximity to our customers, and our ability to offer customers a full range of products and services to reduce their total cost of procurement.
Our Channels to Market
We engage our customers primarily through branch and Onsite locations. Branches and Onsites exist very close to our customers, usually within miles in the case of the former and most often within or immediately proximate to our customers' physical locations in the case of the latter, and together constitute our 'in-market' network. Many of our customers engage with us through eCommerce, but most of our sales through this channel are with customers that use eCommerce to supplement our service through our other channels.
The following table shows our consolidated net sales for each of the last ten fiscal years; the number of branch, Onsite, and total in-market locations at the end of each of the last ten fiscal years; their respective sales, as well as the average monthly sales per location that were generated from our branch and Onsite locations; and our revenue generated from non-traditional sources:

	2021	2020	2019	2018	2017	2016	2015	2014	2013	2012
Net sales	$6,010.9	5,647.3	5,333.7	4,965.1	4,390.5	3,962.0	3,869.2	3,733.5	3,326.1	3,133.6
Branch locations	1,793	2,003	2,114	2,227	2,383	2,503	2,622	2,637	2,687	2,652
Branch revenue(1)	$3,726.2	3,587.1	3,660.1	3,625.8	3,399.6	3,198.1	3,281.8	3,225.3
Average sales per branch location(2)	$163.6	145.2	140.5	131.1	116.0	104.0	104.0	101.0
Onsite locations(3)	1,416	1,265	1,114	894	605	401	264	214
Onsite revenue(1)	$1,898.0	1,485.6	1,391.7	1,081.7	770.2	569.2	454.3	387.7
Average sales per Onsite location(2)	$118.0	104.1	115.5	120.3	127.6	142.7	158.4	157.6
Other revenue(4)	$386.7	574.6	281.9	257.6	220.7	194.7	133.1	120.5
Total in-market locations(5)	3,209	3,268	3,228	3,121	2,988	2,904	2,886	2,851	2,687	2,652
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
(4) This portion of revenue is generated outside of our traditional in-market location presence, examples of which include revenues arising from our custom in-house manufacturing, industrial services, leased locker arrangements, and other non-traditional sources of revenue. The significant increase in other revenue in 2020 largely reflects the onset of the COVID-19 pandemic in that period and the substantial sales of pandemic-related products that we direct-shipped (versus selling through our in-market locations) as a means of delivering critical supplies more quickly. The decline in other revenue in 2021 largely reflects the absence of such direct-shipped revenue as the supply chain for such products stabilized.
(5) 'In-market locations' is defined as the sum of the total number of branch locations and the total number of Onsite locations.

This structure has evolved over time as a result of one of Fastenal's guiding principles since inception: that we can improve our service by getting closer to the customer. This has been achieved by opening branch locations and, more recently, Onsite locations. Today we believe there are few companies that offer our North American in-market location coverage. In 2021, roughly 52% of our sales and 50% of our in-market locations were in major Metropolitan Statistical Areas (MSAs) (populations in the United States and Canada greater than 500,000 people), while 21% of our sales and 19% of our in-market locations were in small MSAs (populations under 500,000 people), and 27% of our sales and 31% of our in-market locations were not in an MSA. In our view, this has proven to be an efficient means of providing customers with a broad range of products and services on a timely basis. Maintaining operations that are physically proximate to our customers' operations have represented, and continue to represent, the foundation of our service approach.
We have two primary versions of our branch locations:
1.) A 'traditional branch' typically services a wide variety of customers, including our larger national and regional accounts as well as retail customers. Locations are selected primarily based on their proximity to our distribution network, population statistics, and employment data for manufacturing and non-residential construction companies. We stock all branches with inventory drawn from all of our product lines, and over time, where appropriate, our district and branch personnel may tailor the inventory offering to the needs of the local customer base. Since Fastenal's founding and through 2013, traditional branch openings were a primary growth driver for the company, and we experienced net openings each year over that time span. However, new growth drivers, business models (Onsites), and business tools (digital solutions) have emerged and diminished the direct role of traditional branch openings in our growth. Traditional branches were entirely U.S.-based until 1994, when we opened our first location in Canada. At the end of 2021, we had 1,649 traditional branches in the United States and Canada, and they represented 56.8% of total sales.
Traditional branches are also differentiated by their operating styles. Certain locations are Customer Service Branches (CSBs), which tend to feature a showroom, regular hours during which it is open to the public, and our standard stocking model of products designed for contractors. CSBs are similar in function to a hardware store and they often conduct some business with non-account or retail-like customers. However, this customer set typically represents less than 10% of sales at this type of location. Other locations operate as Customer Fulfillment Centers (CFCs), which tend to feature a limited showroom, reduced hours of access to the public, greater usage of will-call, and stock customer-specific inventory. These tend to appear and function more like an industrial supply house and stocking location and tend not to have transactions with non-account or retail-like customers unless it is a will call arrangement related to an online transaction. The choice of operating style is made by local leadership and is based on local market considerations. At the end of 2021, 35% of our traditional branches operated as a CSB and 65% operated as a CFC.
2.) An 'international branch' is the format we typically deploy outside the United States and Canada. We first expanded outside of the United States and Canada when we opened a branch in Mexico in 2001. Since then, we have continued to expand our global footprint and at the end of 2021, we operated in 23 countries outside of the United States and Canada. Mexico is the largest of these, and we also operate in Europe, Asia, and Central and South America. Our go-to-market strategy in countries outside of the United States and Canada focuses primarily on servicing large, national account customers disproportionately concentrated in manufacturing. From a product perspective, these customers are more heavily oriented toward planned fastener spend, though non-fastener manufacturing, repair, and operations (MRO) spend is becoming more common in these markets. Despite strong growth in our international business in recent years, we are not as well recognized in many of our locations outside of the U.S. and Canada as we are in the U.S. and Canada. However, our ability to provide a consistent service model, including vending, bin stocks, and Onsites, on a global basis is attractive to our customer base, much of which are the foreign operations of North American-based companies. At the end of 2021, we had 144 international branches operating outside the U.S. and Canada, and they represented 5.2% of total sales.
Traditional and international branches sell to multiple customers. We will continue to open traditional branches as the company sees fit. However, in each year since 2013, the company has experienced a net decline in its total branch count including net declines of 210 branches in 2021. Our total decline since 2013 is 894 branches.
Onsite locations may influence the trend in our traditional branch count over time, but have not been the primary reason for our traditional branch closings. The Onsite concept is not new, in that we entered into the first such arrangement in 1992. However, it was largely a local option that grew slowly before we identified it as a growth driver in 2014. We have made substantial investments toward accelerating its traction in the marketplace since 2015. In this model, we provide dedicated sales and service to a single customer from a location that is physically within the customers' facility (or, in some cases, at a strategically placed off-site location), with inventory that is specific to the customers' needs. In many cases, we are shifting revenue with the customer from an existing branch location, though we are beginning to see more new customer opportunities arise as a result of our Onsite capabilities. The model is best suited to larger companies, though we believe we can provide a higher degree of service at a lower level of revenue than most of our competitors. It has been our experience that sales mix at our Onsite locations produces a lower gross profit percentage than at our branch locations, but we gain revenue with the customer and our cost to serve is lower. We have identified over 15,000 manufacturing and construction customer locations in the United States with potential to implement the Onsite service model. These include customers with which we have an existing national account relationship today, and potential customers we are aware of due to our local market presence with which we do not have a meaningful relationship today. However, as awareness of our capabilities has grown, we have identified additional Onsite potential with certain agencies of state, provincial and local government customers and academia. We also believe as we follow our existing national account customers outside the United States our market potential for Onsite solutions will continue to expand. The international opportunity is substantial, but our speed is limited by the relatively underdeveloped infrastructure in comparison to the United States. We expect revenues from Onsite arrangements to increase meaningfully over time. We had 1,416 Onsite locations as of December 31, 2021, and they represented 31.6% of total sales, and signed 274, 223, and 362 new Onsite locations in 2021, 2020, and 2019, respectively. We believe the marketplace can support 375 to 400 new Onsite signings annually. We did not achieve that level of signings in 2021, 2020, or 2019 as certain market variables, including the ongoing COVID-19 pandemic, supply chain constraints, and labor shortages created challenges in our ability to engage with key decision makers and caused many of our customers to focus on short-term crisis management rather than long-term strategic planning. These conditions remain in force at the beginning of 2022. It is our intention to sign 375 to 400 new Onsites in 2022, though achieving this may require some relief in the factors described above.
The following table provides a summary of the branches and Onsite locations we operated at the end of each year, as well as the openings, closings, and conversions during each year:

	North America				Outside North America
	United States	Canada	Mexico & Caribbean(1)	Subtotal	Central & South America(2)	Asia(3)	Europe(4)	Subtotal	Total
In-Market Locations - 12/31/19	2,731	254	146	3,131	15	25	57	97	3,228
Starting Branches	1,806	183	64	2,053	6	14	41	61	2,114
Opened Branches	—	—	3	3	—	5	4	9	12
Closed/Converted Branches(5)	(117)	(4)	(1)	(122)	(1)	—	—	(1)	(123)
Ending Branches	1,689	179	66	1,934	5	19	45	69	2,003

Starting Onsites	925	71	82	1,078	9	11	16	36	1,114
Opened Onsites	211	16	18	245	6	1	5	12	257
Closed/Converted Onsites(5)	(92)	(6)	(7)	(105)	—	—	(1)	(1)	(106)
Ending Onsites	1,044	81	93	1,218	15	12	20	47	1,265

In-Market Locations - 12/31/20	2,733	260	159	3,152	20	31	65	116	3,268
Starting Branches	1,689	179	66	1,934	5	19	45	69	2,003
Opened Branches	3	—	5	8	—	1	1	2	10
Closed/Converted Branches(5)	(216)	(6)	—	(222)	—	—	2	2	(220)
Ending Branches	1,476	173	71	1,720	5	20	48	73	1,793

Starting Onsites	1,044	81	93	1,218	15	12	20	47	1,265
Opened Onsites	204	15	12	231	—	7	4	11	242
Closed/Converted Onsites(5)	(75)	(7)	(5)	(87)	—	(2)	(2)	(4)	(91)
Ending Onsites	1,173	89	100	1,362	15	17	22	54	1,416

In-Market Locations - 12/31/21	2,649	262	171	3,082	20	37	70	127	3,209
(1) Mexico, Puerto Rico, and Dominican Republic
(2) Panama, Brazil, and Chile
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
Our Business Tools
Fastenal Managed Inventory (FMI®)
Over time, we have invested in and developed various technologies that allow us to put physical product closer to the point of use in a customer location, increase the visibility of a customer's supply chain (to the customer as well our personnel), and/or improve the ability to monitor or control usage. While there are isolated exceptions, these technologies are not themselves channels to the market but rather are utilized by our branch and Onsite channels to enhance service to our customers. Collectively, these tools comprise our Fastenal Managed Inventory (FMI) Technology suite. We believe our fully integrated distribution network allows us to manage the supply chain for all sizes of customers. FMI programs tend to generate a higher frequency of business transactions and, coupled with our fully integrated distribution network, foster a strong relationship with customers.
Bin stock (FASTStock℠ and FASTBin℠) programs, where product is held in bins in a customer facility, is similar to our vending business in that it involves moving product closer to the point of customer use within their facilities. Such programs have existed in the industrial supply industry for a considerable time, with open bins being clustered in a racking system, each of which holds original equipment manufacturing (OEM) fasteners, MRO fasteners, and/or non-fastener products that are consumed in the customers' operations. Historically, these bins were simply plastic and metal containers that held product and were visually inspected by our customers or Fastenal personnel to determine replenishment need. These bins in some cases are organized and labeled into customer plan-o-grams, which we call FASTStock and allow for the scanning of product when product is at a minimum desired level. However, in 2019 we introduced our FASTBin technology. FASTBin is the evolution of FASTStock into a set of electronic inventory management solutions that automate process controls by providing 24/7 continuous inventory monitoring, real-time inventory visibility, and more efficient replenishment of bin stock parts. These technologies come in three forms: (1) Scales utilize a high-precision weight sensor system to measure the exact quantity on hand in real time, automatically sending an order to Fastenal when inventory hits an established minimum. (2) Infrared uses infrared sensors lining individual bins to provide real-time visibility of approximate quantity and inventory values, automatically sending an order to Fastenal when inventory hits an established minimum threshold. (3) RFID is a Kanban system that utilizes RFID tags so that when an empty bin is removed from the rack and placed in a replenishment zone (also part of the same racking system) an automatic refill order is generated. These technologies provide superior monitoring capabilities and immediate visibility to consumption changes, allowing for a lean supply chain, reducing risk of stock-outs, and providing a more efficient labor model for both the customer and the supplier.
Industrial vending (FASTVend℠) was introduced in 2008 to provide our customers with improved product monitoring and control. Benefits include reduced consumption, reduced purchase orders, reduced product handling, and 24-hour product availability, and we believe our company has a market advantage by virtue of our extensive in-market network of inventory and local personnel. For these reasons, the initiative began to gain significant traction in 2011 and we finished 2021 with approximately 101,600 FASTVend non-weighted devices in the field, which excludes approximately 12,000 non-weighted vending devices that are part of a leased locker program with a specific retail customer. We believe industrial vending has proven its effectiveness in strengthening our relationships with customers and helped to streamline the supply chain where it has been utilized. We also believe there remains considerable room to grow our current installed base before it begins to approach the number of units we believe the market can support. We estimate the market could support as many as 1.7 million vending units and, as a result, we anticipate continued growth in installed devices over time.
Our industrial vending portfolio consists of 24 different vending devices, with 17 of these being in either a helix or locker format. Our most utilized models include the helix-based FAST 5000 and our 12- and 18-door lockers; combined, these comprise approximately 68% of our installed base of devices. These are either configurable or are available in multiple configurations to accommodate the various sizes and forms of products that will be dispensed to match the unique needs of our customers. Target monthly revenues per device typically range from under $1,000 to in excess of $3,000, with our flagship FAST 5000 device having a targeted monthly throughput of $2,000.
Beginning in 2020, we began to report 'Weighted FMI Device' signings and installations, which is the combined activity of FASTBin and FASTVend converted into a comparable unit of measure, or 'machine equivalent unit' (MEU). This conversion takes the targeted monthly throughput of each FMI device signed or installed and compares it to the $2,000 target monthly throughput of our FAST 5000 vending device. For example, an RFID enclosure, with target monthly revenue of $2,000 would be counted as '1.00' machine equivalent ($2,000/$2,000 = 1.00). An infrared bin, with target monthly revenue of $40, would be counted as '0.02' machine equivalent ($40/$2,000 = 0.02).
In 2022, we anticipate weighted FMI device signings to be in a range of 23,000 to 25,000 MEUs. Similar to Onsite, we believe the marketplace can support at least this level of signings annually, though we did not achieve it in 2021 as variables including the ongoing COVID-19 pandemic, supply chain constraints, and labor shortages created challenges in our ability to engage with key decision makers and caused many of our customers to focus on short-term crisis management rather than long-term strategic planning. These conditions remain in force at the beginning of 2022. We acknowledge that achieving this may require some relief in the factors that negatively impacted our efforts in the preceding two years.
The table below summarizes the signings and installations of, and sales through, our FMI devices.

	Twelve-month Period
	2021	2020	Change
Weighted FASTBin/FASTVend signings (MEUs)	19,311	16,503	17.0%
Signings per day	76	65
Weighted FASTBin/FASTVend installations (MEUs; end of period)	92,874	83,951	10.6%

FASTStock sales	$587.6	$323.0	81.9%
% of sales	9.7%	5.7%
FASTBin/FASTVend sales	$1,353.7	$1,064.4	27.2%
% of sales	22.3%	18.6%
FMI sales	$1,941.3	$1,387.4	39.9%
FMI daily sales	$7.7	$5.4	41.0%
% of sales	32.0%	24.3%
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
1.) Transactional. Our transactional, or eCommerce, platforms (web verticals or integrated catalogs) provides a means for our customers to effectively and efficiently procure MRO and unplanned spend. One of our eCommerce solutions, Fastenal EXPRESS, guides our customers to products which are locally stocked, capitalizing on our existing location footprint, in order to provide same-day or early next-day service for online orders. This positions us to outperform what is most typically a 24- to 48-hour fulfillment expectation. While there is a retail component to our transactional digital services, most of the revenue attributable to this is with our traditional customer base, nearly all of which purchase digitally as a supplement to other channels and tools that it utilizes with Fastenal. We attribute the revenue generated from a customer location through our transactional platforms to the in-market location that traditionally services that customer location.
2.) Digital Visibility. Certain of our digital capabilities are intended to produce operational efficiencies for our customers and ourselves and/or to deliver strategic value by illuminating customer supply chains. For instance, we have developed, and continue to develop, 'Mobility' applications, one example of which is our Vending App, which provides a number of benefits. It provides easy, real-time information pertaining to a customer's local inventory position within their point-of-use devices. It incorporates customer usage data to recommend optimized parts and quantity for specific devices, improving customer inventories while reducing the risk of stock-outs. Moving our fulfillment process from a vending device-based keypad function to a tablet or scanning interaction improves the restock process (reduced risk of product outages), reducing time consumed (greater efficiency) while improving accuracy (improved quality assurance). We will continue to build out our suite of Mobility applications. We also have 'eProcurement Solutions'. Electronic Data Interchange (EDI), is the connectivity between our system and our customers' procurement systems – whether a direct integration into their Enterprise Resource Planning (ERP) system or through a third-party procurement network or marketplace. These solutions provide system-to-system exchange of electronic procurement documents (such as purchase orders, advanced shipping notices, and invoices for direct and indirect spend). Our eProcurement Solutions provide a bridge between our FMI replenishment activity and our customers' procurement systems – creating an efficient, accurate and streamlined procure-to-pay (P2P) process. 'FAST 360°' acts as the bridge between our FMI footprint and a customer's view into our managed service model. FAST 360° surfaces data around these managed services as one central source of information as we manage our customers' OEM and MRO product lines. This is achieved through our FMI technologies providing locational data around our FASTStock, FASTBin, and FASTVend footprint, and FAST 360° being the means of surfacing that data and activities to our customers.
3.) Analytics. We provide solution-based digital platforms (e.g., web verticals or integrated catalogs) which leverages our existing strategic environment by creating a means of migrating online spend offline, which illuminates our supply chain capabilities. This is marketed under the 'FAST 360° Analytics' label, as it is an enterprise-centric extension of the digital visibility capabilities of FAST 360°. We bring value to our customers, as well as ourselves, by using these digital platforms and analytics to shift product from a 'non-sticky' transactional environment (which is online) to a 'sticky' strategic environment (which is our FMI programs). We create customer cost savings opportunities through this directive by lowering the total cost of ownership (TCO) as the objective is to 'shrink' the unplanned (and traditionally high cost), purely transactional spend bucket.
Digital Footprint
We view our collective Digital Footprint as comprised of sales through FMI (FASTStock, FASTBin, and FASTVend) plus that proportion of our eCommerce sales that do not represent billings of FMI services. We believe the data that is created through our digital capabilities enhances product visibility, traceability, and control that reduces risk in operations and creates ordering and fulfillment efficiencies for both ourselves and our customers. As a result, we believe our opportunity to grow our business will be enhanced through the continued development and expansion of our digital capabilities. Our Digital Footprint represented 42.7% of sales in 2021, the first year in which we explicitly measured it.
We believe our integrated physical and virtual model, when paired with our national (and increasingly international) scope, represents a unique capability in industrial distribution when compared to eCommerce as an independent sales channel. We expect to continue to build out and develop our digital solutions over time.
We believe our global channels to market and business tools, including those that we consider to be growth drivers (Onsites, international expansion, FMI, and digital solutions), represent alternative means to address the requirements of certain customer groups. They get us closer to the customer and to where the product is actually consumed. This is consistent with our strategy and offers significant value by providing differentiated and 'sticky' service. Combined with ongoing strategic investments in end market initiatives as well as selling (in-market and otherwise) and non-selling (engineering, product specialists, manufacturing, etc.) employees, we offer a range of capabilities that is difficult for large and small competitors to replicate.
Distribution Network
We operate fifteen regional distribution centers in North America. Twelve are in the United States – Minnesota, Indiana, Ohio, Pennsylvania, Texas, Georgia, Washington, California, Utah, North Carolina, Kansas, and Mississippi – and three are outside the United States – Ontario, Canada; Alberta, Canada; and Nuevo Leon, Mexico. We also operate one distribution center in Europe, located in Dordrecht, Netherlands. These distribution centers give us approximately 4.9 million square feet of distribution capacity. These distribution centers are located so as to permit deliveries of two to five times per week to our in-market locations using our trucks and overnight delivery by surface common carrier, with approximately 81% of our North American in-market locations receiving service four to five times per week. The distribution centers in Indiana and Kansas also serve as 'master' hubs, with those in California and North Carolina serving as 'secondary' hubs to support the needs of the in-market locations in their geographic regions as well as provide a broader selection of products for the in-market locations serviced by the other distribution centers.
We currently operate our Minnesota, Indiana, Ohio, Pennsylvania, Texas, Georgia, Washington, California, North Carolina, Kansas, and Ontario, Canada distribution centers with automated storage and retrieval systems (ASRS). These eleven distribution centers operate with greater speed and efficiency, and currently handle approximately 95% of our picking activity. We expect to invest in additional automation technologies, expand existing distribution facilities, and/or add new distribution centers over time as our scale and the number of our in-market locations increases.
In 2018, we began to deploy Local Inventory Fulfillment Terminals (LIFTs). These are small distribution facilities situated where we have a dense population of FMI devices. Traditionally, responsibility for product fulfillment to vending devices and bin stocks have centered on individual branches, which were responsible for stocking and packaging inventory, delivering to a customer's location, and refilling the customer's devices. As our sales from FMI devices have grown, this approach has resulted in redundant inventory in a territory and a greater proportion of our sales personnel's time being spent on non-sales activities. By centralizing inventory and packaging into a LIFT and relying on dedicated LIFT fulfillment personnel for delivery and device replenishment, which we refer to as 'drop-and-scatter', we can reduce FMI-dedicated inventory, provide more consistent and predictable service to our customer's FMI devices, and free up time for our sales personnel to focus on customer penetration and acquisition. Our transportation network allows us to expand the geographic reach of our LIFTs by deploying a 'drop-and-deliver' model. In this case, a LIFT is responsible for stocking and packaging, with the inventory and accuracy benefits that come with that focus, but the delivery and replenishment continues to be performed by local branch personnel. As the economics of a LIFT depend on device and sales density, there will be geographic areas, particularly in non-MSAs, where supporting an FMI platform will remain the responsibility of local branch personnel. In 2021, less than 5% of our FMI revenue was serviced through a LIFT, but over time we believe this figure can approximate 40% of our FMI revenue.
Information Systems
Our Information Systems teams develop, implement, secure, and maintain the computer-based technology used to support business functions within Fastenal. Corporate, digital, distribution center, and vending systems are primarily supported from central locations, while each selling location uses a locally installed Point-Of-Sale (POS) system. The systems consist of custom in-house developed, purchased, and subscription licensed software. A dedicated Wide Area Network (WAN) is used to provide connectivity between systems and authorized users.
Trademarks and Service Marks
We conduct business under various trademarks and service marks, and we utilize a variety of designs and tag lines in connection with each of these marks, including Where Industry Meets Innovation™. Although we do not believe our operations are substantially dependent upon any of our trademarks or service marks, we consider the 'Fastenal' name and our other trademarks and service marks to be valuable to our business. We have registered, or applied for the registration of, various trademarks and service marks. Our registered trademarks and service marks are presumed valid in the United States as long as they are in use, their registrations are properly maintained, and they have not been found to have become generic. Registrations of trademarks and service marks can also generally be renewed indefinitely as long as the trademarks and service marks are in use.
Products
Fastenal was founded as a distributor of fasteners and related industrial and construction supplies. This includes threaded fasteners, bolts, nuts, screws, studs, and related washers, as well as miscellaneous supplies and hardware, such as pins, machinery keys, concrete anchors, metal framing systems, wire rope, strut, rivets, and related accessories. Our fastener product line, which is primarily sold under the Fastenal product name, represented 33.3% of our consolidated net sales in 2021.
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
In 1993, we began to aggressively add additional product lines, and these represented 66.7% of our consolidated sales in 2021. These products, which we refer to as non-fastener product lines, tend to move through the same distribution channel, get used by the same customers, and utilize the same logistical capabilities as the original fastener product line. This logic is as true today as it was when we first began to diversify our product offering. However, over time, the supply chain for these product lines has evolved in ways independent of the fastener line. For instance, non-fastener product lines benefit disproportionately from our development of industrial vending.
The most significant category of non-fastener products is our safety supplies product line, which accounted for 21.2% of our consolidated sales in 2021. This product line has enjoyed dramatic sales growth in the last ten years which we believe is directly attributable to our success in industrial vending over that period. The COVID-19 pandemic uniquely impacted our safety supplies product line. In 2020, we saw substantial growth based on our ability to quickly source and deliver supplies, such as disposable masks, gloves, and gowns that were critical for governments, health care providers, and businesses to increase employee safety while maintaining operations. In 2021, we experienced a decline as better industrial growth was more than offset by a decline in demand for pandemic-related supplies that reflected the stabilization of the supply chain for critical products. Going forward, we expect traditional variables such as market performance, cross-selling, and vending adoption to be the primary drivers of performance for our safety supplies product line. However, we also believe the net effect of the pandemic has been to increase safety products as a percentage of product sales as safety protocols at many of our customers are likely to be sustained into the future.
In the last several decades we have added 'private label' brands (often referred to as 'Exclusive Brands', or brands sold exclusively through Fastenal) to our non-fastener offering. These private label brands represented approximately 13% of our consolidated net sales in 2021. We believe it is also appropriate to think about our private label sales as a percentage of our non-fastener sales for two reasons: (1) there is not a well-defined branded vs. private label dynamic in fasteners as there is in non-

fasteners; and (2) non-fastener data is more comparable to information reported by our peers, who do not generally have our significant mix of fastener business. Private label brands represented approximately 20% of our total non-fastener sales in 2021. Our private label brand sales as a percentage of our total non-fastener sales declined in 2020, reflecting strong growth of COVID-related supplies, which were not sold under a private label brand, and recession-related weak safety demand from traditional manufacturing and construction customers, many of which are marketed under a private label brand. The performance of our private label brands in 2021 more closely resembled trends that preceded 2020, where we have typically experienced an increase in sales of private label products as a percentage of total non-fastener sales through specific sales channels such as Onsite locations, branches, and vending. Often, these increases through specific channels are masked by the relative sales growth we experience with Onsite locations, which typically have a lower percentage of total sales being private label than is the case in branches or sales through vending devices.
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
Inventory held at our selling locations, close to customers and available on a same-day basis, accounted for approximately 57% of our total inventory at the end of 2021. Inventory held at our distribution centers and manufacturing locations accounted for approximately 43% of our total inventory at the end of 2021. The distribution center and manufacturing location inventory, when combined with our trucking network, allows for fast, next-day service at a very competitive cost.
Manufacturing and Support Services Operations
In 2021, approximately 96% of our consolidated net sales were attributable to products manufactured by other companies to industry standards or to customer specific requirements. The remaining 4% related to products manufactured, modified, or repaired by our manufacturing businesses or our support services. The manufactured products consist primarily of non-standard sizes of threaded fasteners and hardware made to customers' specifications at one of our nine manufacturing locations, or standard sizes manufactured under our Holo-Krome®, Cardinal Fasteners®, and Spensall® product lines. The services provided by the support services group include, but are not limited to, the repair of tools and hoists, the fabrication of chain sling and hose, band saw blade welding, and other light manufacturing and fabrication. We may add additional services in the future. However, we engage in these activities primarily as a service to our customers and expect them to continue to contribute in the range of 4% to 6% of our consolidated net sales in the future.
Sources of Supply
We use a large number of suppliers for the standard stock items we distribute. Most items distributed by our network can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. No single supplier accounted for more than 5% of our inventory purchases in 2021.
In the case of fasteners and our private label non-fastener products, we have a large number of suppliers but these suppliers are heavily concentrated in a single geographic area, Asia. Within Asia, suppliers in China represent a significant source of product. Further, in many cases where we source directly from a North American supplier, the original country of origin of the acquired parts is the supplier's Asian facilities. As a result, the cost and effectiveness of our supply chain is dependent on relatively unfettered trade across geographic regions.
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
Based on our customer profile being oriented toward manufacturing and non-residential construction, our business has historically been cyclical. However, we believe our model has certain features that moderate the volatility of our results around cyclical changes. First, we have a large number of customers that serve a wide range of segments within the broader manufacturing and non-residential construction market. While slumps in one industry served by us can rapidly spread to other, interrelated industries, locally or globally, we still believe this customer and market segment diversity provides some insulation from economic changes that are not across multiple industries and geographic regions. Second, while a meaningful part of our revenue is derived from products that are incorporated into final products, we also have a significant portion of revenue that is derived from products used to maintain facilities. This latter source of revenue tends to be directly influenced by cyclical changes, but its rate of change tends to be less dramatic.
In 1995, we developed a national accounts program aimed at making our products and services more competitive with customers that operate multiple facilities. These customers tend to have more complex supply chains and structures for managing the OEM and MRO products we provide while at the same time, by virtue of their size and opportunity, have more negotiating power. We believe our local presence as part of a national, and increasingly international, footprint, our ability to provide a consistent level of high-touch service and broad product availability, and our ancillary capabilities around manufacturing, quality control, and product knowledge, are attractive to these larger customers. We believe our advantage with these customers has only been strengthened as we have added other channels, such as Onsite, FMI, digital solutions, and resources to serve these customers' unique demands. As a result, in 2021, national accounts represented 56.6% of our sales, compared to 55.0% and 53.6% in 2020 and 2019, respectively. We believe sales to national accounts customers will continue to increase as a percent of our total sales over time.
In an in-market location, our customers' business activity is tracked through 'active accounts'. Customers often have more than one active account at a single in-market location, reflecting their utilization of different Fastenal services, and frequently have active accounts at many in-market locations across our global network. During 2021, our total number of active customer accounts (defined as the average number of accounts per month with purchase activity of at least $100) was approximately 132,000, while our total 'core accounts' (defined as the average number of accounts per month with purchase activity of at least $500) was approximately 77,000. During 2021, no single customer represented 5% or more of our consolidated net sales.
Direct marketing continues to be the backbone of our business through our local in-market selling personnel, as well as our non-branch selling personnel. We support our sales team with multi-channel marketing including direct mail and digital marketing, print and radio advertising, targeted campaigns, promotional flyers, and events. In recent years, our national advertising has been focused on a NASCAR® sponsorship through our partnership with Roush Fenway Keselowski Racing® as the primary sponsor of the No. 17 car in the NASCAR® Cup Series, driven by Chris Buescher. In 2020, our sports marketing efforts were extended when the National Hockey League (NHL®) awarded us as the preferred MRO supplier of the sport.
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

Market strategies in industrial distribution are varied. With respect to products, many of the larger distributors have trended toward a broad-line offering over time; however, they are often still closely associated with a specific product that can influence their ability to capture market share. This association with a specific product line is often even more pronounced among smaller competitors, though many smaller competitors do deploy a broad-line model. Means of serving the customer are even more diverse. For instance, many competitors maintain a local, branch-based presence in their markets, while others use vans to sell products in markets away from their main warehouses, while still others rely on catalogs or telemarketing sales. Recent years have seen the emergence of eCommerce solutions, such as websites, and while this channel has been embraced by many traditional distributors it also has introduced non-traditional, web-based competitors into the marketplace. The diversity of product and service models supported in the marketplace is a reflection of the equally diverse product and service needs of the customer base. The large majority of our customers utilize multiple channels, from a single distributor or from a range of distributors, to procure the products they need in their operations.
We believe that better service, and a competitive selling advantage, can be provided by maintaining a physical selling and stocking presence closer to the customers' location(s). As a result, we maintain branches in small, medium, and large markets, each offering a wide variety of products. The convenience of a large number of branches in a given area, combined with our ability to provide frequent deliveries to such branches from centrally located distribution centers, facilitates the prompt and efficient distribution of products. We also believe our FMI solutions, supported by an in-market location, provides a unique way to provide our customers convenient access to products and cost saving solutions using a business model not easily replicated by our competitors. Having trained personnel at each in-market location also enhances our ability to compete (see 'Employees' below).
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
Human Capital Resources
Employees
At the end of 2021, we employed 20,507 full and part-time employees. Of these, approximately 71% held an in-market or non-branch selling role. We characterize these personnel as follows:

	2021	% of Total	2020	% of Total
In-market locations (branches & Onsites)	12,464	60.8%	12,680	62.3%
Non-in-market selling (1)	2,106	10.3%	1,952	9.6%
Selling subtotal	14,570	71.0%	14,632	71.8%
Distribution/Transportation	3,675	17.9%	3,583	17.6%
Manufacturing	649	3.2%	639	3.1%
Administrative (2)	1,613	7.9%	1,511	7.4%
Non-selling subtotal	5,937	29.0%	5,733	28.2%
Total	20,507	100.0%	20,365	100.0%
(1) Our non-in-market selling employee count has grown in recent years due to an increased focus on resources to support our growth drivers, particularly Onsite and national account growth.
(2) Administrative primarily includes our Sales Support, Information Technology, Finance and Accounting, Human Resources, and senior leadership roles and functions. Our administrative employee count has also grown in recent years due to increased personnel investments in information technology and operational support, such as purchasing and product development.
Employee Profile
As of December 31, 2021, we had 20,507 employees worldwide, with 16,548 of those employees located within the United States (U.S.), 2,568 employees located in Canada and Mexico, and 1,391 employees located overseas in 22 other countries throughout the world.
Based on our EEO-1 data for 2020, which is the most recent period for which data is available and our most recently filed information, in the United States females and minorities constitute 24.4% and 20.5% of our workforce, respectively. Based on U.S. Bureau of Labor Statistics data, we believe Fastenal's mix of female and minority employees is generally consistent with the proportion of females and minorities working in manufacturing and construction, which is representative of the pool of employees from which we might draw candidates. The proportion of females and minorities in our workforce declined slightly in 2020. It is difficult to know what the impact was from the severe social disruption in the period caused by COVID-19.

Generally, though, we believe this data is best viewed over time rather than year-to-year. On this basis, there is a clear trend toward greater diversity in our business. In the eight years since 2012, our female and minority workforces have grown 2.7x and 3.8x faster, respectively, than our overall U.S. workforce. This trend reflects multiple dynamics in our business evolution, including the natural progression of our geographic expansion, the cycle of our promote-from-within philosophy, and efforts to improve hiring processes over time.
Health and Safety
Employee health and safety continues to be a priority in every aspect of our business. We've taken a multi-faceted approach to safety that helps us understand and reduce hazards in our business. Trainings, audits, inspections, risk assessments, safety coaching, and employee engagement are all programs that help us consistently manage our facility and employee safety. Our internal scorecard system and safety management system ensures we maintain focus on a variety of risks while we sustain an inclusive safety environment that contributes to innovation and improved performance. We continue to expand and evolve our safety programs to better meet our employee needs and workplace conditions as our business grows.
This commitment to, and continuous improvement towards, a safer work environment for our employees has generated excellent results. A widely accepted measure of organizational health and safety is the Experience Modification Rate (EMR). An organization's EMR is established through the comparison of a company's past and expected losses incurred through workplace injury against industry averages, which are compiled by the National Council on Compensation Insurance and consider unique variables such as the size and characteristics of an organization. Industry averages are benchmarked at a 1.00 EMR, with a reduction in the rate being reflective of an organization's ability to implement superior safety procedures and protocols, resulting in a safer environment and reducing both personnel and financial risk. In 2021, the most recent year for which this figure has been calculated, Fastenal had an EMR of 0.45, which is 55% better than the average performance rate for our industry.
In 2021, EHS Today, a health and safety trade organization, recognized Fastenal as one of 'America's Safest Companies', an award received by just over 250 companies since 2002. According to EHS, this honor reflects: support from leadership for health and safety efforts; employee involvement in health and safety processes; innovative solutions to safety challenges; comprehensive training programs; evidence that incident prevention is the cornerstone of the safety process; good communication about the value of safety; a way to substantiate the benefits of the safety process; and injury and illness rates below the industry average. This recognition reflects the priority that members of our organization place on health and safety.
Employment and Compensation Philosophy
Fastenal's success is defined by our people. Our cultural values – Ambition, Integrity, Innovation, and Teamwork – are woven into the fabric of our human resources processes and protocols, and inform our employment and compensation philosophies.
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
Approximately 71% of our employees interface directly with customers on a daily or frequent basis, with the remainder supporting the selling efforts of our customer-facing employees. Typical pay arrangements provide a base amount paid periodically during the month, along with a major opportunity to earn bonus amounts, paid monthly, based on growth in sales, gross or pre-tax profit achieved, and prudent management of working capital. In certain roles, there may also be a portion of compensation based on contribution to attaining predetermined departmental or project and cost containment goals, most focused on either customer service or better execution of company-wide activities.
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
Talent Acquisition and Development
Fastenal's values are integral to our employment process and serve as guideposts for leadership. The ultimate goal is straightforward: find great people, ask them to join, and give them a reason to stay. Reasons to stay include training, opportunity, and a welcoming environment. From a practical standpoint, this means that we attract a broad group of candidates and then hire the candidate who is the best match for the position based on their skills and abilities. In accordance with our decentralized leadership structure, we believe the person best suited to make this decision is the local leader trying to fill the opening. In light of our promote-from-within philosophy, we know we are hiring a potential future leader with every new hire.
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
With a local and global supplier base, continuous monitoring and local representation is a necessity to ensure protocols are triggered when risk may be evident, ensuring a safeguard against poor and/or impaired quality and regulatory violations that may otherwise impact our reputation in the marketplace. This is performed not only at the time of supplier vetting and onboarding, but for the life of the relationship with the supplier. This process promotes a supply chain that is supportive of Fastenal's Supplier Terms & Code of Conduct and Global Supplier Purchase Order Terms & Conditions. In the event of non-compliance or potential risk, we work with the supplier to correct the situation. If remediation efforts are not undertaken to ensure the supplier remains in compliance with Fastenal's standards and code of conduct, alternative sources for supply may be considered to ensure the integrity of our supply chain. Supply chain compliance representatives are placed in international corporate offices to ensure global coverage and governance, ensuring that no matter where a customers' operations may take them, Fastenal has the infrastructure, resources, and internal processes established to perform its supply chain governance obligations.
In 2021, approximately 33% of our total company-wide inventory spend was with small and/or diverse businesses. This flows from our Supplier Diversity program, as part of which we are committed to building supply chain relationships with small businesses and businesses with diverse ownership including women, minorities, veterans, and lesbian, gay, bisexual, and transgender (LGBT) owned Certified LGBT Business Enterprise® Suppliers.

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
Company Specific Risks
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
Cyber security incidents, or violations of data privacy laws and regulations, could cause us to experience certain operational interruptions, incur substantial additional costs, become subject to legal or regulatory proceedings, or suffer damage to our reputation in the marketplace. The nature of our business requires us to receive, retain, and transmit certain personally identifying information that our customers provide to purchase products or services, register on our websites, or otherwise communicate and interact with us. While we have taken and continue to undertake significant steps to protect our customer and confidential information, a compromise of our data security systems or those of businesses we interact with could result in information related to our customers or business being obtained by unauthorized persons. We develop and update processes and maintain systems in an effort to try to prevent such unauthorized access, and have established and maintained disclosure controls and procedures that would permit us to make accurate and timely disclosures of any material event, including any cyber security event. The development and maintenance of these processes and systems are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Consequently, despite our efforts, the possibility of cyber security incidents cannot be eliminated entirely. There can be no assurance that we will not experience a cyber security incident that may materially impact our consolidated financial statements. While we also seek to obtain assurances that third parties we interact with will protect confidential information, there is a risk the confidentiality of data held or accessed by third parties may be compromised. If a compromise of our data security were to occur, it could interrupt our operations, subject us to additional legal, regulatory, and operating costs, and damage our reputation in the marketplace. In addition, regulatory authorities have increased their focus on how companies collect, process, use, store, share, and transmit personal data. New privacy security laws and regulations, including the European Union General Data Protection Regulation 2016, the California Consumer Protection Act, and other similar state privacy laws, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant penalties.
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
The ability to adequately protect our intellectual property or successfully defend against infringement claims by others may have an adverse impact on operations. Our business relies on the use, validity and continued protection of certain proprietary information and intellectual property, which includes current and future patents, trade secrets, trademarks, service marks, copyrights, and confidentiality agreements as well as license and sublicense agreements to use intellectual property owned by affiliated entities or third parties. Unauthorized use of our intellectual property by others could result in harm to various aspects of the business and may result in costly and protracted litigation in order to protect our rights. In addition, we may be subject to claims that we have infringed on the intellectual property rights of others, which could subject us to liability, require us to obtain licenses to use those rights at significant cost or otherwise cause us to modify our operations.
Changes in customer or product mix, downward pressure on sales prices, and changes in volume or timing of orders have caused and could cause our gross profit percentage to fluctuate or decline in the future. Changes in our customer or product mix have caused our gross profit percentage to decline and could cause our gross profit percentage to further fluctuate or decline. For example, the portion of our sales attributable to fasteners has been decreasing for approximately twenty-five years. That has adversely affected our gross profit percentage as our non-fastener products generally carry lower gross profit margins than our fastener products. Similarly, in recent years, revenues from national accounts and/or Onsite customers, which typically have lower gross profit margins by virtue of their scale, available business, and broader offering of products which typically have lower gross margins, have tended to grow faster than revenues from smaller customers. However, whether and to what extent this adverse mix impact will result in a decline of our gross profit percentage in any given year will depend on the extent to which they are, or are not, offset by positive impacts to gross profit margin during such year. For instance, in 2020, our gross profit margin declined significantly as the pandemic generated significant sales of certain products, such as PPE and sanitizer, that have traditionally lower gross profit margins. Conversely, as business conditions normalized in 2021, sales of these products declined versus the prior year, which more than offset our traditional mix-related margin pressure and resulted in improvement of our gross profit margin. Setting aside these or other unusual circumstances, however, customer and product mix have contributed to the decline in our gross profit percentage over time and will likely continue to affect our gross profit percentage into the foreseeable future. Other variables that could cause our gross margin to decline include downward pressure on sales prices, changes in the volume or timing of our orders, and/or an inability to pass higher product costs on to customers. We can experience downward pressure on sales prices as a result of deflation, pressure from customers to reduce costs, or increased competition. Reductions in our volume of purchases can adversely impact gross profit by reducing supplier volume allowances. We may not be able to pass rising product costs to customers if those customers have ready product or supplier alternatives in the marketplace.
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
Failure to implement an effective Environmental, Social, and Governance (ESG) strategy could result in financial losses or a tarnished corporate reputation. Customers, suppliers, employees, community partners, shareholders, and regulatory agencies are increasingly requesting disclosure and action relating to ESG performance and objectives. For instance, over the last five years we have included shareholder proposals in our proxy statement seeking specific actions around social and governance policy and reporting. We have also seen an increase in customer requests for information pertaining to diversity and environmental policy, including that our scores with various third-party ESG rating organizations achieve a certain threshold.

An inability to satisfactorily address the concerns of our stakeholders could adversely affect our corporate reputation, image, identity, brand equity, and status, which in turn could hurt our ability to retain and acquire customers and employees or negatively impact the price performance of our common stock. Increasing reporting and operational regulations around ESG matters may result in higher operating expenses and/or capital expenditures that could reduce our profitability and/or cash flow.
Failure to maintain an effective system of internal controls over business processes and/or financial reporting could materially impact our business and results. Company management is responsible for establishing and maintaining effective internal controls designed to provide reasonable assurance regarding the achievement of objectives relating to operations, reporting, and compliance. Any internal control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, internal control over business processes and financial reporting may not prevent or detect fraud or misstatements. Any failure to maintain an effective system of internal control over business processes and financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation, economic loss or adversely affect the market price of our common stock.
We may be unable to meet our goals regarding the growth drivers of our business. Our sales growth is dependent primarily on our ability to attract new customers and increase our activity with existing customers within North America and abroad. In recent years, we have increased the resources devoted to our growth drivers, including FMI, Onsites, national accounts, digital solutions, and our international operations. While we have taken steps to build momentum in the growth drivers of our business, we cannot assure you those steps will lead to sales growth. Failure to achieve any of our goals regarding FMI, Onsites, national accounts, digital solutions, and international operations, or other growth drivers could negatively impact our long-term sales growth. In fact, the COVID-19 pandemic has made gaining access to customers more challenging due to both alternative work arrangements to manage risk of infection in workplaces and due to shifts in priorities to short-term crisis management and away from long-term strategic planning. This has resulted in our signings of Onsites and FMI installations, both important indicators of future sales growth, to be below target levels in 2020 and 2021. Further, failure to identify appropriate targets for our Onsite channel and FMI tools or failure to persuade the appropriate targets to adopt these offerings once identified may adversely impact our goals regarding the number of new Onsite locations we are able to open or the number of FMI installations we are able to deploy.
Our competitive advantage in FMI Solutions, which includes industrial vending (FASTVend) and bin stock (FASTStock and FASTBin) tools could be eliminated and, in the case of FASTVend, the loss of key suppliers of equipment and services could be impactful and result in failure to deploy devices. We believe we have a competitive advantage in industrial vending and bin stock due to our hardware and software, our local branch presence (allowing us to service devices and bins more rapidly and with less burden on our customers), our depth of products that lend themselves to being dispensed through industrial vending devices or bin stocks, and, in North America, our distribution strength. These advantages have developed over time; however, other competitors could respond to our expanding industrial vending and bin stock position with highly competitive platforms of their own. Such competition could negatively impact our ability to expand our industrial vending and bin stock tools or negatively impact the economics of that business. In addition, we currently rely on a limited number of suppliers for the vending devices used in our FASTVend platform. While these devices, software, and services can be obtained from other sources, loss of our current suppliers could be disruptive and could result in us failing to meet our goals related to the number of devices we are able to deploy in the next twelve to eighteen months. In addition, as we experienced in 2020 and 2021, our ability to deploy our FMI solutions at targeted levels could be limited by events similar to the COVID-19 pandemic if customers shift their energy to addressing short-term disruptions instead of long-term strategic planning.
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
Equity Risks
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
General Economic and Operating Risks
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
•terrorist attacks and acts of war,
•impact of higher sustained global temperatures (global warming)
•acts of God, which may include, but are not limited to, weather events, earthquakes, pandemics, etc., and
•other matters that influence customer confidence and spending.

A downturn in either the national or local economy where we operate, or in the principal markets served by us, or changes in any of the other factors described above, could negatively impact sales at our in-market locations, sales through our other selling channels, and the level of profitability of those in-market locations and other selling channels.
This risk was demonstrated in 2021. As economic confidence and general business conditions recovered from the COVID-related downturn in 2020, spending for industrial supplies to companies engaged in construction and the manufacture of components, capital goods, and heavy equipment expanded sharply. This produced a resumption of growth in key cyclical product lines, such as fasteners, that had declined the preceding year (only partly offset by reduced sales of COVID-related supplies to government, healthcare, and warehousing customers). At the same time, we believe our growth was restrained by other economic factors. These include: (1) difficulty adding labor resources, potentially due to low unemployment, concerns about the pandemic, and government stimulus support; (2) supply chain disruption due to constraints for certain raw material and component availability, production capacity, shipping capacity, and labor availability; and (3) the impact of inflation for raw materials, manufactured components, transportation services, and labor. These trends were evident throughout 2021.
Products manufactured in foreign countries may cease to be available, which could adversely affect our inventory levels and operating results. We obtain certain of our products, and our suppliers obtain certain of their products, from China, Taiwan, South Korea, and other foreign countries. Our suppliers could discontinue selling products manufactured in foreign countries at any time for reasons that may or may not be in our control or our suppliers' control, including foreign government regulations, domestic government regulations, disruption in trade relationships and agreements, political unrest, war, disease, or changes in local economic conditions. Additionally, the shipment of goods from foreign countries could be delayed by container shipping companies encountering financial, capacity, or other difficulties. We experienced this in 2021 as a lack of shipping and labor capacity, caused primarily by the strong recovery in global product demand but exacerbated by continued pandemic-related workforce disruption, constrained our ability to efficiently import supplies and increased shipping costs significantly. Our operating results and inventory levels could suffer if we are unable to promptly replace a supplier or shipper who is unwilling or unable to satisfy our requirements with another supplier or shipper providing products and services of comparable quality and utility.
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
Changes in energy costs and the cost of raw materials used in our products could impact our net sales, cost of sales, gross profit percentage, distribution expenses, and occupancy expenses, which may result in lower operating income. Costs of raw materials used in our products (e.g., steel, plastic) and energy costs can fluctuate significantly over time. Increases in these costs result in increased production costs for our suppliers. These suppliers typically look to pass their increased costs along to us through price increases. The fuel costs of our distribution and branch operations have fluctuated as well. This was a meaningful issue in 2021, when costs for metals, particularly steel, fuels, and overseas shipping services increased sharply to reflect strong demand, and labor constraints. While we typically try to pass higher supplier prices and fuel costs through to our customers or to modify our activities to mitigate the impact, including in 2021, we may not be successful, particularly if supplier prices or fuel costs rise rapidly. Failure to fully pass any such increased prices and costs through to our customers or to modify our activities to mitigate the impact would have an adverse effect on our operating income. While increases in the cost of fuel or raw materials could be damaging to us, decreases in those costs, particularly if severe, could also adversely impact us by creating deflation in selling prices, which could cause our gross profit to decline, or by negatively impacting customers in certain industries, which could cause our sales to those customers to decline.
Our current estimates of total market potential as well as the market potential of our business strategies could be incorrect. We believe we have a significant opportunity for growth based on our belief that North American market demand for the products we sell is estimated to exceed $140 billion. This figure is not derived from an independent organization or data source that aggregates and publishes widely agreed-upon demand and market share statistics. Instead, we have identified this figure based on our own experience in the marketplace for our products and by evaluating estimates from other sources. If we have overestimated the size of our market, and in doing so, underestimated our current share of it, the size of our opportunity for growth may not be as significant as we currently believe. Similarly, we have provided estimates of the opportunities we have with some of our specific growth strategies, such as FMI solutions and Onsite locations. Within North America, we believe the potential market opportunity for industrial vending is approximately 1.7 million devices and we have identified over 15,000 customer locations with the potential to implement our Onsite service model within our traditional manufacturing and construction customer base. We have identified additional markets, such as government, healthcare, and academia, and geographies into which we can sell our FMI solutions, which would increase the number of identified potential FMI solutions or customer locations. However, our presence in emerging markets and geographies is not as established as is the case in our traditional markets and geographies, which could extend the sales cycle. Similar to the case for total market size, we use our own experience and data to arrive at the size of these potential opportunities and not independent sources. These estimates are based on our business model today, and the introduction or expansion of other business strategies, such as on-line retailing, could cause them to change. In addition, the market potential of a particular business strategy may vary from expectations due to a change in the marketplace (such as changes in customer concentration or needs), a change in the nature of that business strategy, or weaker than anticipated acceptance by customers of that business strategy. We cannot guarantee that our market potential estimates are accurate or that we will ultimately decide to expand our industrial vending or Onsite service models as we anticipate to reach the full market opportunity.
The ongoing occurrence of the COVID-19 pandemic, or any other such widespread public health crisis, could have a material adverse effect on our business, results of operations, and financial condition. The onset of the COVID-19 pandemic in early 2020 impacted our business due to government authorities and customers imposing facility closures, work-from-home orders, social distancing protocols, and/or other restrictions. These actions had both positive (strong sales of safety and sanitation supplies to government, healthcare and warehousing customers) and negative (weak sales to industrial and construction customers as well as disruption in signings of Onsites and FMI devices) effects. In 2021, though the pandemic continued to impact United States and world populations in the form of high infection and hospitalization rates, including from new variants of COVID-19, this effect on our business and financial condition was secondary to the re-opening and recovery of the global economy. Even so, the continued public health concerns resulting from the COVID-19 pandemic continue to create significant uncertainty, economic disruption, and volatility, all of which have impacted and may continue to impact our business. We may be required to take significant actions to mitigate future outbreaks, including, but not limited to, facility closures and work-from-home policies, and/or customer activity may be affected by their own mitigation actions. This could adversely affect our business, results of operations, and financial condition. However, as we cannot predict the severity and duration of the pandemic, including additional outbreaks, new variants of the virus, and the future availability of effective medical treatments and vaccines, the net financial impact to our operating results cannot be reasonably estimated.
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
We are exposed to foreign currency exchange rate risk, and changes in foreign exchange rates could increase the cost of purchasing products and impact our foreign sales. Given that we were founded and remain based in the United States and that we are publicly-traded in the United States, we report our results based on the United States dollar. Because the functional currency related to most of our non-United States operations is the applicable local currency, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. Fluctuations in the relative strength of foreign economies and their related currencies could adversely impact our ability to procure products at competitive prices and our foreign sales. Historically, our primary exchange rate exposure has been with the Canadian dollar. There can be no assurance that currency exchange rate fluctuations with the Canadian dollar and other foreign currencies will not adversely affect our results of operations, financial condition, and cash flows. While the use of currency hedging instruments may provide us with protection from adverse fluctuations in currency exchange rates, we are not currently using these instruments and we have not historically hedged this exposure. If we decide to do so in the future, we could potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.
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
Tax laws and regulations require compliance efforts that can increase our cost of doing business and changes to these laws and regulations could impact financial results. We are subject to a variety of tax laws and regulations in the jurisdictions in which we operate. Maintaining compliance with these laws can increase our cost of doing business and failure to comply could result in audits or the imposition of fines or penalties. Further, our future effective tax rates in any of these jurisdictions could be affected, positively or negatively, by changing tax priorities, changes in statutory rates, and/or changes in tax laws or the interpretation thereof. The most significant recent example of this is the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act), which was enacted in the United States in December 2017. However, in September 2021, the Ways and Means Committee of the United States House of Representatives published tax proposals that, if ultimately enacted as proposed, could result in higher tax payments as a result of higher corporate tax rates and higher taxes on earnings from foreign jurisdictions.
Changes in accounting standards and subjective assumptions, estimates, and judgements by management related to complex accounting matters could significantly affect our financial results or financial condition. U.S. generally accepted accounting principles (GAAP) and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as asset impairment, inventories, lease obligations, self-insurance, vendor allowances, tax matters, business combinations, and legal matters, are complex and involve many subjective assumptions, estimates, and judgments. Changes in accounting standards or their interpretation or changes in underlying assumptions, estimates or judgments, could significantly change our reported or expected financial performance or financial condition. The implementation of new accounting standards could also require certain systems, internal process, internal control, and other changes that could increase our operating costs.
Credit and Liquidity Risks
Tight credit markets could impact our ability to obtain financing on reasonable terms or increase the cost of existing or future financing and interest rate fluctuations could adversely impact our results. As of December 31, 2021, we had $390.0 of outstanding debt obligations, of which $365.0 is senior unsecured promissory notes issued under our master note agreement (the Master Note Agreement), while $25.0 is loans outstanding under our revolving credit facility (the Credit Facility). Loans under the Credit Facility bear interest at a rate per annum based on the London Interbank Offered Rate (LIBOR) and mature on November 30, 2023. The notes issued under our Master Note Agreement consist of seven series and are described in further detail in Note 9 of the Notes to Consolidated Financial Statements included later in this Form 10-K.
During periods of volatility and disruption in the United States credit markets, financing may become more costly and more difficult to obtain. This was a factor most recently in 2020. The turmoil that came with the onset of the COVID-19 pandemic did not have a significant adverse impact on our liquidity or borrowing costs given our low level of indebtedness at that time. However, the availability of funds tightened and credit spreads on corporate debt increased. We currently have the capacity under our Credit Facility and Master Note Agreement to increase borrowings in the future. If credit market volatility were to return, the cost of servicing any existing balances on our Credit Facility at that time could increase due to the LIBOR-based interest rate provided for under our Credit Facility. On March 5, 2021, the U.K. Financial Conduct Authority announced that immediately after December 31, 2021, publication of certain LIBOR settings would permanently cease, with most other LIBOR settings, including 1 month, 3 month, and 6 month LIBOR settings ceasing on June 30, 2023. Our Credit Facility currently uses LIBOR as a reference rate, and, while there are customary LIBOR replacement provisions in our Credit Facility, the transition to alternatives to LIBOR could be modestly disruptive to the credit markets. We are currently evaluating the impact of the new guidance on our consolidated financial statements. In addition, borrowing additional amounts to finance stock purchases, dividends, capital expenditures, and other liquidity needs or to refinance our existing indebtedness could be difficult and the cost of doing so could be high.
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Note – Information in this section is as of December 31, 2021, unless otherwise noted.
We own, and in some cases, lease, the following facilities, excluding selling locations:

Location	Purpose	Leased	Tote Locations (ASRS) (1)		Approximate Square Feet
Winona, Minnesota	Distribution center and home office		246,000		331,000
Indianapolis, Indiana	Distribution center		547,000	(2)	1,078,000
Akron, Ohio	Distribution center		103,000		188,000
Scranton, Pennsylvania	Distribution center (3)		104,000		222,000
Denton, Texas	Distribution center (4)		41,000	(5)	206,000
Atlanta, Georgia	Distribution center		77,000		252,000
Seattle, Washington	Distribution center		140,000		238,000
Modesto, California	Distribution center and manufacturing facility		69,000		328,000
Salt Lake City, Utah	Distribution center and packaging facility (three buildings)	X	—		153,000
High Point, North Carolina	Distribution center (two buildings) (6)		132,000		829,000
Kansas City, Kansas	Distribution center		170,000		462,000
Jackson, Mississippi	Distribution center		—		271,000
Kitchener, Ontario, Canada	Distribution center		128,000		242,000
Edmonton, Alberta, Canada	Distribution center	X	—		38,000
Apodaca, Nuevo Leon, Mexico	Distribution center	X	—		46,000
Dordrecht, Netherlands	Distribution center	X	—		44,000
Shanghai, China	Local re-distribution center	X	—		17,000
(1) Total number of tote locations for small parts storage included in facilities with an ASRS.
(2) This property contains an ASRS with capacity of 52,000 pallet locations, in addition to the 547,000 tote locations for small parts.
(3) Approximately 36,000 square feet is leased space for distribution related activities.
(4) Approximately 30,000 square feet is leased space for distribution related activities.
(5) This facility contains an ASRS with capacity of 14,000 pallet locations, in addition to the 41,000 tote locations for small parts.
(6) In late December 2018, we purchased an additional distribution center in High Point, North Carolina with approximately 750,000 total square feet. Approximately 395,000 square feet will be leased by the building's previous owner until December 2022. We currently utilize approximately 355,000 square feet for distribution activities.

We also own, and in some cases, lease, the following support facilities, excluding selling locations:

Location	Purpose	Leased	Approximate Square Feet
Winona, Minnesota	Manufacturing facility		100,000
Indianapolis, Indiana	Manufacturing facility		198,000
Houston, Texas	Manufacturing facility		122,000
Wallingford, Connecticut	Manufacturing facility		187,000
Rockford, Illinois	Manufacturing facility		101,000
Johor, Malaysia	Manufacturing facility		30,000
Modrice, Czech Republic	Manufacturing facility	X	18,000
Leeds, United Kingdom	Manufacturing facility	X	28,000
Winona, Minnesota	Multiple facilities for office space, storage, and packaging operations		262,000
Bangalore, India	International information technology office	X	15,000

In addition, we own 165 buildings that house our in-market locations in various cities throughout North America.

All other buildings we occupy are leased. Leased branches range from approximately 3,000 to 20,000 square feet, with lease terms of up to 120 months (most initial lease terms are for 36 to 60 months).
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
Our shares are traded on The Nasdaq Stock Market under the symbol 'FAST'. As of January 21, 2022, there were approximately 1,000 record holders of our common stock, which includes nominees or broker dealers holding stock on behalf of an estimated 411,000 beneficial owners.
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during each of the last three months of 2021:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2021	0	—	0	3,200,000
November 1-30, 2021	0	—	0	3,200,000
December 1-31, 2021	0	—	0	3,200,000
Total	0	—	0	3,200,000
(1) On July 11, 2017, our board of directors established a new authorization for us to repurchase up to 10,000,000 shares of our common stock. The repurchase program has no expiration date. As of December 31, 2021, we had remaining authority to repurchase 3,200,000 shares under this authorization.
Purchases of shares of our common stock, if applicable, are described later in this Form 10-K under the heading 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations'.

Fastenal Company Common Stock Comparative Performance Graph
Set forth below is a graph comparing, for the five years ended December 31, 2021, the yearly cumulative total shareholder return on our common stock with the yearly cumulative total shareholder return of the S&P 500 Index and the Dow Jones US Industrial Suppliers Index.
The comparison of total shareholder returns in the performance graph assumes that $100 was invested on December 31, 2016 in Fastenal Company, the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index, and that dividends were reinvested when and as paid.
Comparison of Five-Year Cumulative Total Return Among Fastenal Company, the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index

350
300
250
200
150
100
50
2016
2017
2018
2019
2020
2021
Fastenal Company
S&P 500 Index
Dow Jones US Industrial Suppliers Index

	2016	2017	2018	2019	2020	2021
Fastenal Company	$100.00	119.67	117.79	170.84	233.32	312.73
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
Dow Jones US Industrial Suppliers Index	100.00	104.26	101.75	134.53	170.10	227.27
Note - The graph and index table above were obtained from Zacks SEC Compliance Services Group.

ITEM 6.REMOVED AND RESERVED

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements and should be read in conjunction with those consolidated financial statements. This section of this 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-date comparisons between 2020 and 2019 that are not included in this Form 10-K, can be found in 'Management's Discussion and Analysis of Financial Condition and Results of Operations' in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 31, 2020. Italicized discussions throughout Item 7 of this Form 10-K indicate discussions of financial condition and results of operations in 2020.
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
It is helpful to appreciate several aspects of our marketplace: (1) It's big. We estimate the North American marketplace for industrial supplies is in excess of $140 billion per year (and we have expanded beyond North America) and no company has a significant portion of this market. (2) Many of the products we sell are individually inexpensive, but the cost and time to manage, procure, and transport these products can be quite meaningful. (3) Purchasing professionals often expend disproportionate effort managing the high stock keeping unit (SKU) count of low-volume, low value MRO supplies which is better allocated to their higher volume, higher value OEM supplies. (4) Many customers prefer to reduce their number of suppliers to simplify their business, while also utilizing various technologies and models (including our local branches when they need something quickly or unexpectedly) to improve availability and reduce waste. (5) We believe the markets are efficient. In our view, this means that companies that grow market share are those that develop differentiated capabilities that provide the greatest value to the customer.
Our approach to addressing these aspects of our marketplace is captured in our motto Where Industry Meets Innovation™. The concept of growth is simple: find more customers every day and increase our activity with them. However, execution is hard work. First, we recruit service-minded individuals to support customers and empower them to operate in a decentralized fashion to maximize their flexibility to solve customer problems. We support these customer-facing resources with a supply chain capability that is speedy, efficient, and cost-effective. This has formed the foundation of our high-touch model since inception. Second, we invest in, develop, and deploy capabilities that allow us to illuminate and provide greater control over a customer's supply chain. These capabilities range from service models that take advantage of our local presence and/or our ability to more efficiently manage complex procurement needs, to hardware and software technologies that promote actionable data capture, improve operating efficiencies and reduce supply chain risk. Third, we strive to generate strong profits, which produce the cash flow necessary to support our growth, our product and technology development, and the needs of our customers.
The ultimate aim of this 'high-tech, high-touch' approach to gaining market share is to allow us to get closer to our customers, going so far as to be right to the point of consumption within customers' facilities. Marrying our presence, capabilities and technologies deepens our relationships and our understanding of our customers' day-to-day opportunities and obstacles. This, in turn, enhances our ability to provide innovative and comprehensive solutions to our customers' challenges. By doing these things every day, Fastenal remains a growth-centric organization.
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
The pandemic continued to have a significant impact on our business in the third and fourth quarters of 2020. The marketplace broadly, and Fastenal specifically, continued to operate with certain modifications to balance re-opening with employee and customer safety. However, most of the markets in which we operate began to normalize in the second half of 2020. This improved the outlook of the manufacturing and construction customers that support our traditional branch and Onsite business and moderated the level of demand for PPE and sanitation products that we experienced at the onset of the pandemic. The sequential gains in economic activity that we experienced in the latter part of the second quarter of 2020 continued through the third and fourth quarters of 2020.
In 2021, we saw several distinct business patterns, which mostly persisted throughout the period. First, economic normalization continued, resulting in strong demand from our traditional manufacturing and non-residential construction customers. Second, the pandemic continued, with ebbs and flows in infections during the year. This resulted in businesses, including Fastenal, continuing to take steps to promote workforce and customer health and safety. However, in contrast to the early part of 2020, the pandemic was not primarily responsible for plant shutdowns or production cuts; companies navigated the pandemic mostly without curtailing operations. Third, this combination of strong demand coupled with ongoing adaptations to the pandemic resulted in a number of stresses accompanying economic growth: supply chain disruption, labor force constraints, and product and shipping inflation. As a result, while the economic backdrop was solid throughout 2021, satisfying customer demand was challenged by difficulty in procuring materials, retaining sufficient part- and full-time labor to service existing customers and acquire new ones, and offsetting inflation. We exited 2021 with each of those dynamics still largely intact.
At the height of the pandemic, and consistent with broader social trends, we took steps to safeguard the health of our employees and customers. This included closing facilities to outside personnel, adjusting work schedules, spaces and technologies to allow for social distancing, providing ample PPE and cleaning supplies, and having formal mitigation policies in the event of infection. These precautions allowed our operations to continue to function effectively. At the end of 2021, our operations were operating mostly normally, although we continue to practice social distancing within our facilities, make PPE and cleaning supplies available, and follow our mitigation policies when an infection is identified. The pandemic has not precipitated any issues with our internal controls, financial health, or liquidity, with substantially all of our $700.0 bank revolver available for use.
There remains significant uncertainty concerning the duration of the COVID-19 pandemic as well as the severity of any future infection surges. As a result, future events deriving from COVID-19 may negatively impact sales and gross margin due to, among other things: limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell; an inability to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products to customers; limitations on the ability of our customers to conduct their business and purchase our products and services; and limitations on the ability of our customers to pay us on a timely basis. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and shareholders. While we are unable to determine or predict the nature, duration, or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity, or capital resources, we believe that it is important to share where our company stands today, how our response to COVID-19 is progressing, and how our operations and financial condition may change as the fight against COVID-19 progresses.
Executive Overview
Net sales increased $363.4, or 6.4%, in 2021 relative to 2020. Our gross profit increased $209.5, or 8.2%, in 2021 relative to 2020, and as a percentage of net sales increased to 46.2% in 2021 from 45.5% in 2020. Our operating income increased $75.6, or 6.6%, in 2021 relative to 2020, and as a percentage of net sales increased to 20.3% in 2021 from 20.2% in 2020.
Our net earnings in 2021 were $925.0, an increase of 7.7% when compared to 2020. Our diluted net earnings per share were $1.60 in 2021 compared to $1.49 in 2020, an increase of 7.4%.
The year 2021 was marked by a number of trends. Favorably, we experienced strong demand from our traditional manufacturing and non-residential construction customers. Unfavorably, we experienced disruption in supply chains and labor markets, exacerbated by periodic surges in COVID-19 infections, as well as significant inflation in product and transportation costs. While these variables do present challenges with respect to having sufficient product availability, and cost of service, at this point the impact of COVID-19 is primarily indirect through its influence on cyclical factors. The primary exception is in our ability to market our growth drivers, as many of our customers were focused on short-term crisis management over long-term strategic planning. As a result, the environment was not conducive to achieving the level of signings we would have expected under normal business conditions. These dynamics produced signings of 274 new Onsite customer locations and 19,311 weighted FASTBin/FASTVend signings in 2021.
The table below summarizes our absolute and full-time equivalent (FTE; based on 40 hours per week) employee headcount, our investments in in-market locations (defined as the sum of the total number of branch locations and the total number of active Onsite locations), and weighted FMI at the end of the periods presented and the percentage change compared to the end of the prior period.

	Q4 2021	Q4 2020	Twelve-month % Change
In-market locations - absolute employee headcount	12,464	12,680	-1.7%
In-market locations - FTE employee headcount	11,337	11,260	0.7%
Total absolute employee headcount	20,507	20,365	0.7%
Total FTE employee headcount	18,370	17,836	3.0%

Number of branch locations	1,793	2,003	-10.5%
Number of active Onsite locations	1,416	1,265	11.9%
Number of in-market locations	3,209	3,268	-1.8%
Weighted FMI devices (MEU installed count) (1)	92,874	83,951	10.6%
(1) This number excludes approximately 12,000 non-weighted devices that are part of our locker lease program.
During the last twelve months, we increased our total FTE employee headcount by 534. This reflects an increase in our in-market and non-in-market selling FTE employee headcount of 230 to support growth in the marketplace and sales initiatives targeting customer acquisition. We had an increase in our distribution center FTE employee headcount of 149 to support increasing product throughput at our facilities and to expand our local inventory fulfillment terminals (LIFTs). We had an increase in our remaining FTE employee headcount of 155 that relates primarily to personnel investments in information technology and operational support, such as purchasing and product development.
We opened two branches in the fourth quarter of 2021 and closed 68 branches, net of conversions. We activated 65 Onsite locations in the fourth quarter of 2021 and closed 16, net of conversions. In 2021, we opened ten branches and closed 220, net of conversions. In 2021, we activated 242 Onsite locations and closed 91, net of conversions. In any period, the number of closings tend to reflect both normal churn in our business, whether due to redefining or exiting customer relationships, the shutting or relocation of customer facilities that host our locations, or a customer decision, as well as our ongoing review of underperforming locations. Our in-market network forms the foundation of our business strategy, and we will continue to open or close locations as is deemed necessary to sustain and improve our network, support our growth drivers, and manage our operating expenses.
Results of Operations
The following sets forth consolidated statements of earnings information (as a percentage of net sales) for the periods ended December 31:

	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Gross profit	46.2%	45.5%	47.2%
Operating and administrative expenses	26.0%	25.3%	27.3%
Operating income	20.3%	20.2%	19.8%
Net interest expense	-0.2%	-0.2%	-0.3%
Earnings before income taxes	20.1%	20.1%	19.6%
Note – Amounts may not foot due to rounding difference.

Net Sales
Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period. The table below sets forth net sales and daily sales for the periods ended December 31, and changes in such sales from the prior period to the more recent period:

	2021	2020	2019
Net sales	$6,010.9	5,647.3	5,333.7
Percentage change	6.4%	5.9%	7.4%
Business days	253	255	254
Daily sales	$23.8	22.1	21.0
Percentage change	7.3%	5.5%	7.4%
Daily sales impact of currency fluctuations	0.6%	-0.1%	-0.3%
Daily sales impact of acquisitions	0.0%	0.0%	0.1%
The increase in net sales noted above for 2021 was due to higher unit sales of industrial products to traditional manufacturing and construction customers and higher pricing, only partly offset by lower pandemic-related PPE sales as the prior year's demand surge did not recur.
Higher unit sales in 2021 were a result of strong economic activity which increased demand for our products to our traditional manufacturing and construction customers. Although economic strength was fairly consistent throughout the year, our growth patterns were not, primarily due to comparisons related to the timing of pandemic-related PPE sales in the previous year. For instance, our daily sales growth in the first half of 2021 was 2.5%. Our cyclical product categories substantially outperformed this, as exemplified by fastener daily sales growth of 15.4% in the first half of 2021. However, this was mostly offset by the absence of significant spending for PPE that occurred in the previous period, which is best illustrated by safety products' daily sales decline of 20.2% in first half of 2021. By contrast, our daily sales growth in the second half of 2021 was a much stronger 12.3%. Our cyclical product categories continued to outperform with fastener daily sales having grown 22.2% in the second half of 2021. While certain products and markets within our business continued to face difficult PPE comparisons, they were not as severe as what had been experienced in the first half of 2021, which allowed our safety products to post daily growth of 0.3% in the second half of 2021.
Our growth drivers also returned to contributing meaningfully to higher unit sales in 2021, due to strong business activity within our customer base and, to a lesser degree, a higher installed base of FMI devices. Our number of active Onsites increased 11.9%, for instance, while Onsite daily sales growth was 20.6%. Similarly, our installed base of FMI MEUs increased 10.6%, while FMI daily sales growth was 41.0%.
While demand was strong throughout 2021, the year experienced certain disruptions. The first were supply chain constraints, as the rapid recovery in demand resulted in shortages in production and shipping capacity. The second was labor shortages, which were particularly acute in the market for part-time employees. The third was the ongoing COVID-19 pandemic, which continued to produce periodic surges in infection rates. While businesses largely managed through these events as opposed to stopping production, the instability it created in worker availability exacerbated the pre-existing supply chain and labor challenges. The fourth was inflation in material costs, overseas and domestic transportation expenses, and labor wage rates. We believe the most significant impact of these disruptions was on our growth driver signings. We signed 274 Onsites in 2021, above the prior year (223 signings) but well below our goal at the start of 2021 of 375 to 400 units. Similarly, we signed 19,311 FMI MEUs, above the prior year (16,503 MEUs), but well below our goal at the start of the year of 23,000 to 25,000 MEUs. We believe many of our customers were diverting significant energy to managing the effects of supply chain, labor, COVID-19, and inflation in the short term, and it lengthened the sales cycle for our supply chain solutions.
Price contributed 200 to 230 basis points to our net sales growth in 2021. We instituted a number of pricing events during 2021 as a means of mitigating rising product and transportation costs. As these events fell more heavily into the second half of the year, price contributed an increasing amount through the period, with price in the fourth quarter of 2021 contributing 440 to 470 basis points to net sales growth.
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
Sales by Product Line
The approximate mix of sales from fasteners, safety supplies, and all other product lines was as follows:

	2021	2020	2019
Fasteners	33.3%	29.9%	34.2%
Safety supplies	21.2%	25.5%	17.9%
Other product lines	45.5%	44.6%	47.9%
The shifts in product mix over the last two years reflect the impact of the pandemic. In 2020, actions taken by governments and businesses to address COVID-19 caused a significant decline in economic activity that produced sales declines in our cyclical products, such as fasteners, but increased demand for PPE and produced sales growth in our safety products. The effect was to reduce our mix of sales coming from fasteners and other product lines while increasing the mix of sales coming from safety products. In 2021, these dynamics reversed with economic recovery generating strong growth in our cyclical product lines while the absence of surge sales and stabilization in the supply chain for PPE restrained growth in safety products. The effect was to increase our mix of sales coming from fasteners and other product lines while reducing the mix of sales coming from safety products.
Our product categories did not fully revert to pre-pandemic levels in 2021, as our mix of safety products in 2021 of 21.2% remained meaningfully above our mix of safety products in 2019 of 17.9%. In the short term, the pandemic has created heightened safety and sanitation protocols relative to the pre-pandemic period, and the increased use of related products as a result has increased our mix of safety products sales.
Shifts in product mix in 2020 largely reflects the factors that impacted our sales growth in the period. Specifically, strong demand for PPE generated strong sales growth in our safety products, while weak trends in underlying conditions affected our traditional manufacturing and construction customers resulting in a sales decline in our fastener products. The effect on other products was relatively muted, as certain lines benefited from pandemic-related demand (such as janitorial products), while others were negatively impacted by underlying demand (such as metal cutting and material handling).
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

Annual Sales Changes, by Month
During the months noted below, all of our selling locations, when combined, had daily sales growth (contraction) rates of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2021	6.5%	1.5%	7.5%	1.2%	-3.2%	1.7%	9.7%	9.0%	11.1%	14.1%	13.2%	16.5%
2020	3.6%	4.7%	0.2%	6.7%	14.8%	9.5%	2.6%	2.5%	2.2%	4.1%	6.8%	9.3%
2019	13.3%	10.5%	12.7%	7.4%	9.5%	7.0%	6.1%	6.3%	5.8%	4.3%	5.7%	1.0%
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
History has identified these landings in our business cycle. They generally relate to months where certain holidays impair business days and/or seasons impact certain end markets, particularly non-residential construction. The first landing centers on Easter and the Good Friday holiday that precedes it, which in any given year can fall in March or April, the second landing centers on July 4th, and the third landing centers on the approach of winter with its seasonal impact on primarily our non-residential construction business and with the Christmas/New Year holidays. The holidays we noted impact the trends because they either move from month-to-month or because they move around during the week.
The table below shows the pattern to the sequential change in our daily sales. The line labeled 'Benchmark' is a historical average of our sequential daily sales change for the trailing five year average (2015-2019). We have excluded 2020 from the average as the effects of the pandemic created unusual sequential patterns that we do not consider representative of normal trends. We believe this time frame serves to show the historical pattern and could serve as a benchmark for current performance. The '2021', '2020', and '2019' lines represent our actual sequential daily sales changes. The '21Delta', '20Delta', and '19Delta' lines indicate the difference between the 'Benchmark' and the actual results in the respective year. Under normal circumstances, the sequential trends shown below are directly linked to fluctuations in our end markets. Further, in any given month it is possible to get significant deviation from the benchmark. However, we do not believe that fully explains the exaggerated delta between the sequential rates of change and the benchmark from March 2020 to July 2020. We believe deviation of this duration and order of magnitude is uncharacteristic in our business and is related to the dramatic impacts of the pandemic in that period.
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

	Jan.(1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Cumulative Change from Jan. to Oct.
Benchmark (2)	-1.0%	1.2%	3.1%	0.1%	1.7%	1.8%	-3.4%	3.3%	2.2%	-2.5%	7.5%
2021	0.9%	-2.3%	5.6%	-2.2%	5.6%	1.6%	-3.4%	3.1%	4.8%	0.0%	13.0%
21Delta	1.9%	-3.5%	2.5%	-2.3%	3.9%	-0.2%	0.0%	-0.2%	2.6%	2.5%	5.5%
2020	-1.3%	2.5%	-0.3%	3.9%	10.4%	-3.3%	-10.5%	3.8%	2.9%	-2.6%	5.5%
20Delta	-0.3%	1.3%	-3.4%	3.8%	8.7%	-5.1%	-7.0%	0.5%	0.6%	-0.1%	-2.0%
2019	-0.5%	1.4%	4.2%	-2.4%	2.5%	1.4%	-4.4%	3.9%	3.1%	-4.4%	4.9%
19Delta	0.4%	0.2%	1.1%	-2.5%	0.8%	-0.4%	-1.0%	0.6%	0.9%	-1.9%	-2.6%
(1) The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.
(2) The benchmark for each month is the average of the previous five years for that month (excluding the impact of the March 2017 Mansco acquisition). Surge sales associated with COVID-19 make sequential averages in 2020 unrepresentative. As a result, the 2021 benchmark uses a preceding five-year average that excludes 2020.
Note – Amounts may not foot due to rounding difference.

A graph of the sequential daily sales change patterns discussed above, starting with a base of '100' in the previous October and ending with the next October, would be as follows:

Sequential Daily Sales Change
120
110
100
90
Previous Oct.
Jan.
Feb.
Mar.
Apr.
May
June
July
Aug.
Sept.
Oct.
Benchmark
2021
2020
2019

End Market Performance
We estimate approximately 65% of our business has historically been with customers engaged in some type of manufacturing, a significant subset of which finds its way into the heavy equipment market. The daily sales growth (contraction) rates to these manufacturing customers, when compared to the same period in the prior year, were as follows:

Daily sales growth - manufacturing customers	Q1	Q2	Q3	Q4	Annual
2021	5.6%	24.5%	20.8%	23.8%	18.4%
2020	3.0%	-9.4%	-4.7%	1.7%	-2.5%
2019	13.4%	9.1%	7.7%	5.1%	8.8%
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

Daily sales growth - fasteners	Q1	Q2	Q3	Q4	Annual
2021	4.0%	28.4%	20.2%	24.2%	18.8%
2020	-2.6%	-16.4%	-6.9%	-2.3%	-7.2%
2019	11.8%	5.5%	3.0%	1.8%	5.5%

By contrast, the best way to understand the change in the maintenance portion of the manufacturing business is to examine the results in our non-fastener product lines. From a company perspective, daily sales growth rates of non-fasteners, when compared to the same period in the prior year, were as follows (note: this information includes all end markets):

Daily sales growth - non-fasteners	Q1	Q2	Q3	Q4	Annual
2021	6.1%	-10.8%	5.1%	9.6%	1.9%
2020	6.0%	25.6%	7.8%	11.2%	12.7%
2019	12.7%	9.5%	8.0%	5.1%	8.8%
Two product lines, safety and janitorial, accounted for approximately 44% of total non-fastener sales in 2021. As previously disclosed, COVID-19 generated outsized growth in these two product categories in 2020 and the subsequent stabilization of the supply chain resulted in a reduction in orders and sales performance in 2021 that was well below what might normally be expected given the health of the industrial economy. As a result, the change in our non-fastener lines in 2021 and 2020 did not provide as much insight into the trends of our traditional manufacturing and construction customers as is typically the case. Still, we have sold non-fastener products through multiple cycles that do not include a pandemic and believe we can make several observations. Generally speaking, our non-fastener business is not immune to the impact of industrial cycles. However, we would typically expect it to outperform our fastener business in any cycle. This reflects three things: the non-fastener market is larger than the fastener market, we are underpenetrated in the non-fastener market relative to the fastener market, and industrial vending lends itself to sales of non-fastener products. This dynamic is visible in 2019 results.
Our non-residential construction and reseller customers have historically represented 20% to 25% of our business, though in 2021 it was slightly below the bottom of this range as our industrial customers led our sales recovery. The daily sales growth (contraction) rates to these customers, when compared to the same period in the prior year, were as follows:

Daily sales growth - non-residential construction and reseller customers	Q1	Q2	Q3	Q4	Annual
2021	-6.7%	3.5%	7.0%	10.3%	3.3%
2020	-1.2%	-10.0%	-11.5%	-8.3%	-7.8%
2019	12.1%	6.0%	0.6%	0.7%	4.7%
Our non-residential construction and reseller business is heavily influenced by manufacturing, oil and gas, and infrastructure spending. In 2021, improving economic business conditions, high prices for commodities such as metals and energy, and tightening facilities utilization produced improving growth rates throughout the year. In 2020 and 2019, the poor and slowing production environment, respectively and as described above, and the accompanying worsening trends for commodities such as metals and energy, caused the growth in our non-residential construction and reseller customers to slow. In 2020, this was exacerbated by project suspensions as many states and regions shut down activity in an effort to control the pandemic.
Gross Profit
The gross profit percentage during each period was as follows:

	Q1	Q2	Q3	Q4	Annual
2021	45.4%	46.5%	46.3%	46.5%	46.2%
2020	46.6%	44.5%	45.3%	45.6%	45.5%
2019	47.7%	46.9%	47.2%	46.9%	47.2%
Our gross profit, as a percentage of net sales, was 46.2% in 2021 and 45.5% in 2020. The gross profit percentage for 2021 increased by 70 basis points based on higher product margins, primarily for safety products and overhead/organizational leverage related to higher volumes.
During 2021, our gross profit percentage increased when compared to the prior year. This was largely due to three factors. (1) We were able to leverage overhead/organizational expenses, absorbing certain fixed and period costs related to cyclical strength in our traditional manufacturing and construction markets. (2) An improvement in product margins, particularly for safety products. In response to the pandemic in 2020, we experienced a substantial surge in demand for COVID-related safety supplies, such that these products accounted for approximately 47% of total safety product sales in 2020, up from approximately 25% of total safety product sales in 2019. As these products tended to carry a lower gross margin than non-COVID-related products, their substantial expansion in our safety product mix in 2020 caused a decline in the gross profit percentage of our safety product line. In 2021, we experienced higher demand for non-COVID-related products as the industrial economy improved and lower demand for COVID-related products as the supply chain steadied. This caused our mix of lower margin COVID-related products to decline to approximately 31% of total safety product sales, improving our overall safety product margin. (3) Our net rebates were favorable. As supply chains normalized and demand improved, we purchased more products through our traditional partners increasing our supplier rebates. At the same time, customer rebates moderated as spending from several key customers that purchased significant COVID-related products declined.
These variables were only partly offset by a $7.8 write-down of masks in the first quarter of 2021. The impact of price/cost was neutral to 2021, as we were able to lift prices in response to higher costs for products and transportation services. The net impact of product and customer mix was also neutral to 2021, as the benefit of relatively stronger fastener sales to product mix was negatively impacted by relatively stronger growth from larger and Onsite customers.
During 2020, our gross profit percentage decreased when compared to the prior year. This decrease was primarily caused by three variables. (1) A decline in product margin for safety and other products, which itself reflects several trends. First, in the second quarter of 2020 in order to procure supplies we utilized unfamiliar supply chains and prioritized speed of acquisition over efficiency, resulting in lower margins. Second, in the third and fourth quarters of 2020 certain pandemic related products became oversupplied, and profits on our inventory fell (masks) while other products were in such short supply that cost rose (gloves). We mitigated these effects as the year progressed, but did not eliminate them. Third, mix within these categories had a negative impact on margin, as in general COVID-related products had lower margins and increased in the mix. (2) A change in product mix. Fasteners are our largest and highest gross profit margin product line due to the high transaction cost surrounding the sourcing and supply of the product for customers. Our fastener product line declined to 29.9% of sales in 2020 from 34.2% of sales in 2019. (3) Overhead and organizational expenses. This includes the negative impact that reduced sales for certain product lines has on vendor rebates, clearance efforts to remove older and slower moving inventory, and the deleverage of certain fixed and period costs related to cyclical weakness in our traditional manufacturing and construction markets. These three adverse variables were partly offset by a better cost profile for our captive fleet. We operate our own fleet of trucks for moving product between suppliers, our distribution centers, and our in-market locations. We believe this provides us a competitive advantage in terms of our ability to move product efficiently and quickly, but there is a cost to supporting and maintaining these assets. During periods of economic weakness, it can become more difficult to charge freight to offset these costs and/or the relatively stable cost profile of these assets could result in deleverage. We successfully mitigated these challenges in 2020 by reducing movement and labor costs.
Operating and Administrative Expenses
Our operating and administrative expenses, as a percentage of net sales, increased by approximately 70 basis points to 26.0% in 2021 from 25.3% in 2020. Employee-related expenses, as a percentage of net sales, increased by approximately 80 basis points. Occupancy-related expenses, as a percentage of net sales, decreased by approximately 10 basis points. All other operating and administrative expenses, as a percentage of net sales, was largely unchanged in 2021 from 2020. Our operating and administrative expenses, as a percentage of net sales, improved to 25.3% in 2020 from 27.3% in 2019. This improvement was a function of the growth in employee-related, occupancy-related, and all other operating and administrative expenses being more modest than the growth in sales. Employee-related expenses improved the ratio of operating and administrative expenses as a percentage of sales by 140 to 145 basis points in 2020 from 2019. Occupancy-related expenses improved the ratio of operating and administrative expenses as a percentage of sales by 25 to 30 basis points in 2020 from 2019. All other operating and administrative expenses improved the ratio of operating and administrative expenses as a percentage of sales by 40 to 45 basis points in 2020 from 2019.
The growth (contraction) in employee-related, occupancy-related, and all other operating and administrative expenses (including the gain on sales of property and equipment) compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Twelve-month Period
		2021	2020	2019
Employee-related expenses	70%	11.6%	-2.0%	5.1%
Occupancy-related expenses	15% to 20%	3.9%	0.3%	2.8%
All other operating and administrative expenses	10% to 15%	4.9%	-7.2%	1.5%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes.
Our employee-related expenses increased in 2021 from 2020. This was related to: improvement in our sales and profitability generating significantly higher bonuses and commissions; higher health insurance costs as employees became comfortable again in seeking non-COVID-related health care; an increase in our profit sharing contribution; and higher full-time and part-time wages producing an increase in base pay. Our employee-related expenses decreased in 2020 from 2019. This was related to: a decrease in FTE headcount and related base wages and employment taxes related to efforts to reduce costs given weak demand in our traditional manufacturing and construction markets; lower bonuses and commissions given weak demand in our traditional manufacturing and construction markets; and reduced costs associated with the Fastenal School of Business as training shifted from in-person to online. This was only partly offset by an increase in our profit sharing contribution and health care costs.
The table below summarizes the percentage change in our FTE headcount at the end of the periods presented compared to the end of the prior period:

	Twelve-month Period
	2021	2020	2019
In-market locations (branches & Onsites)	0.7%	-8.0%	0.2%
Non-in-market selling (1)	8.0%	5.4%	5.3%
Selling subtotal	1.7%	-6.2%	0.8%
Distribution/Transportation	5.8%	-10.5%	2.2%
Manufacturing	2.0%	-9.9%	-2.7%
Administration (2)	9.8%	8.7%	8.5%
Non-selling subtotal	6.5%	-5.2%	3.1%
Total	3.0%	-6.0%	1.4%
(1) Our non-in-market selling employee count has grown in recent years due to an increased focus on resources to support our growth drivers, particularly Onsite and national account growth.
(2) Administrative primarily includes our Sales Support, Information Technology, Finance and Accounting, Human Resources, and senior leadership roles and functions. Our administrative employee count has also grown in recent years due to increased personnel investments in information technology and operational support, such as purchasing and product development.
Occupancy-related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our branches and distribution locations, and (4) industrial vending equipment (we consider the vending equipment, excluding leased locker equipment, to be a logical extension of our in-market operations and classify the depreciation and repair costs as occupancy expenses).
Our occupancy-related expenses increased in 2021 from 2020. This was related to: the timing of development costs related to equipment utilized as part of our FMI suite of technologies; depreciation related to a higher installed base of FMI devices; and higher facility costs, with higher costs for non-branch facilities and utilities being only partly offset by slightly lower costs for branch facilities from branch closings. Our occupancy-related expenses increased slightly in 2020 from 2019. This was primarily due to higher depreciation related to facility expansions completed in 2019, partly offset by lower utility costs in our branches.
All other operating and administrative expenses include: (1) selling-related transportation, (2) information technology (IT) expenses, (3) general corporate expenses, which consists of legal expenses, general insurance expenses, travel and marketing expenses, etc., and (4) the gain on sales of property and equipment.

Combined, all other operating and administrative expenses increased in 2021 from 2020. This was related to: higher spending on information technology; higher spending on travel, meals, and supplies as business activity recovered from the COVID-related travel restrictions of 2020; and higher costs for legal settlements. These elements were partly offset by lower bad debt expenses and lower general insurance costs. Combined, all other operating and administrative expenses decreased in 2020 from 2019. This was related to: lower selling-related freight expenses due to reduced travel as a result of COVID-related restrictions, the rationalization of our branch fleet, and significantly reduced travel and meal expenses due to reduced travel as a result of COVID-related restrictions. This was partly offset by higher spending on information technology.
Net Interest Expense
Our net interest expense was $9.6 in 2021 compared to $9.1 in 2020, and $13.6 in 2019. This was related to: lower interest income, as the special dividend paid in December 2020 resulted in lower interest-earning cash balances in 2021; slightly higher interest expense which was the net result of slightly higher average interest rates and slightly lower average debt. During the year, we repaid one tranche under our Master Note Agreement, reducing the balance from $405.0 to $390.0. However, in the fourth quarter of 2021 we increased our balance outstanding under our revolver by $25.0 to support working capital growth. The decrease in 2020, when compared to 2019, was due to a slightly lower average debt balance paired with substantially lower interest rates. During the year, we increased the debt held under our Master Note Agreement to $405.0 as a means of fixing a portion of our debt and freeing up borrowing capacity under our revolver.

Income Taxes
We recorded income tax expense of $282.8 in 2021, or 23.4% of earnings before income taxes. Our effective tax rate reflects an $8.7 reduction in income tax expense due to discrete items mainly relating to benefits associated with the exercise of stock options and changes in the reserve for uncertain tax positions.
We recorded income tax expense of $273.6 in 2020, or 24.2% of earnings before income taxes. Our income tax expense was reduced by $5.3 due to discrete items mainly relating to benefits associated with the exercise of stock options and changes in the reserve for uncertain tax positions.
Net Earnings
Net earnings, net earnings per share (EPS), the percentage change in net earnings, and the percentage change in EPS, were as follows:

Dollar Amounts	2021	2020	2019
Net earnings	$925.0	859.1	790.9
Basic EPS	1.61	1.50	1.38
Diluted EPS	1.60	1.49	1.38

Percentage Change	2021	2020	2019
Net earnings	7.7%	8.6%	5.2%
Basic EPS	7.5%	8.5%	5.3%
Diluted EPS	7.4%	8.4%	5.2%
	2021	2020	2019
Tax Rate	23.4%	24.2%	24.2%
During 2021, net earnings increased, primarily due to stronger sales translating into higher pre-tax profits, as well as a lower income tax rate. In 2020, net earnings increased, primarily due to stronger sales and higher operating profits, and were only partly offset by an increase in income tax expense. The increase in basic and diluted earnings per share also reflected the purchase of our shares of common stock.

Results of Operations (Comparison to 2019 Periods)
Given the unusual nature of our marketplace during 2021 and 2020 due to the COVID-19 pandemic, we believe that a comparison of certain results of operations during the year and fourth quarter of 2021 to the same periods in 2019 provides further insight into sustainable trends and underlying performance of our business. As discussed earlier in this report, there were certain aspects of the COVID-19 pandemic that dramatically impacted our business during 2020. Given this, we believe that a comparison to the 2019 periods is helpful to demonstrate changes in financial condition and our results of operations during the most recently ended quarter and year. The table below provides such a comparison:

	Twelve-month Period			Three-month Period
	2021	2019	Change	2021	2019	Change
Net sales	$6,010.9	5,333.7	12.7%	$1,531.8	1,276.9	20.0%
Business days	253	254		62	63
Daily sales	$23.8	21.0	13.1%	$24.7	20.3	21.9%
Gross profit	$2,777.2	2,515.4	10.4%	$712.9	598.4	19.1%
% of net sales	46.2%	47.2%		46.5%	46.9%
Operating and administrative expenses	$1,559.8	1,458.2	7.0%	$412.0	359.5	14.6%
% of net sales	26.0%	27.3%		26.9%	28.2%
Operating income	$1,217.4	1,057.2	15.2%	$300.9	238.9	25.9%
% of net sales	20.3%	19.8%		19.6%	18.7%
Earnings before income taxes	$1,207.8	1,043.7	15.7%	$298.5	236.4	26.3%
% of net sales	20.1%	19.6%		19.5%	18.5%
Net earnings	$925.0	790.9	17.0%	$231.2	178.7	29.4%
Diluted net earnings per share	$1.60	1.38	16.4%	$0.40	0.31	28.9%
Liquidity and Capital Resources
Net Cash Provided by Operating Activities
Net cash provided by operating activities in dollars and as a percentage of net earnings were as follows:

	2021	2020	2019
Net cash provided	$770.1	1,101.8	842.7
% of net earnings	83.3%	128.3%	106.5%
In 2021, the decrease in our operating cash flow as a percentage of net earnings is due to significant growth in working capital as we support growth in our customers' operations as well as, in the case of inventory, significant product inflation. This was only slightly mitigated by ongoing efforts to improve the efficiency of our working capital and contrasts sharply with 2020 when weaker demand from our customers resulted in working capital being a net source of operating cash. In 2020, the increase in our operating cash flow as a percentage of net earnings was due to working capital assets and liabilities being a modest source of cash in 2020, as opposed to a significant use of cash in 2019. This includes the deferral of $30.0 in payroll taxes resulting from the CARES Act and a timing-related higher accounts payable balance.

Trade Working Capital Assets
Trade working capital assets are highlighted below. The annual dollar change and the annual percentage change were as follows:

Dollar change	2021	2020
Accounts receivable, net	$130.8	27.6
Inventories	186.1	(28.9)
Trade working capital	$316.9	(1.2)

Accounts payable	26.1	14.2

Trade working capital, net	290.8	(15.4)
Annual percentage change	2021	2020
Accounts receivable, net	17.0%	3.7%
Inventories	13.9%	(2.1)%
Trade working capital	15.0%	(0.1)%
Accounts payable	12.6%	7.3%
Trade working capital, net	15.3%	(0.8)%
Note – Amounts may not foot due to rounding difference.
In 2021, the annual growth in net accounts receivable reflected several factors. First, our receivables are expanding as a result of improved business activity and resulting growth in our customers' sales. Second, in response to the COVID-19 pandemic, customers that traditionally have shorter payment terms represented a smaller proportion of our sales mix at the end of 2021 than was the case at the end of 2020. In 2020, the annual growth in net accounts receivable reflected growth in sales, mitigated by the substantial increase in sales to government customers, which tended to have shorter payment terms in 2020, and strong collections at year end.
Our inventory balances over time will respond to business activity, though various factors produce a looser relationship to our monthly sales patterns than we tend to experience in accounts receivable. One reason for this is cyclical. We source significant quantities of product from overseas, and the lead time involved in procuring these products is typically longer than the visibility we have into future monthly sales patterns. As a result, trends in our inventory will often lag trends in economic conditions. A second reason is our growth drivers, including our FMI offerings, Onsite channel, and international expansion, all of which tend to require significant investments in inventory. In 2021, our inventories increased, reflecting significant inflation in the value of stocked parts, and the addition of inventory to support the growth of our manufacturing and construction customers as they expand production to meet improved business activity, and deeper inventory stocking due to disruption in supply chains. In 2020, our inventories decreased, reflecting a number of factors, including reduced stocking needs on the part of our traditional manufacturing and construction customers due to weak business activity, reduced vending and Onsite signings, and good execution on initiatives aimed at improving our inventory balances. This was partly offset by COVID-related PPE balances that we added in the second quarter of 2020 and declined over the second half of 2020, but we had no such PPE inventory in the preceding year.
In 2021, the annual growth in accounts payable reflected product purchases increasing to support the improvement in business activity at our manufacturing and construction customers. In 2020, the annual growth in accounts payable reflected primarily the timing of certain payments that slipped out of the fourth quarter of 2020 and into the first quarter of 2021.
The approximate percentage mix of inventory stocked at our selling locations versus our distribution center and manufacturing locations was as follows at year end:

	2021	2020	2019
Selling locations	57%	59%	60%
Distribution center and manufacturing locations	43%	41%	40%
Total	100%	100%	100%
Lease Obligations
We have facilities, equipment, and vehicles leased under operating leases. A discussion of our lease obligations is contained in Note 8 of the Notes to Consolidated Financial Statements.

Net Cash Used in Investing Activities
Net cash used in investing activities in dollars and as a percentage of net earnings were as follows:

	2021	2020	2019
Net cash used	$148.5	281.7	239.7
% of net earnings	16.1%	32.8%	30.3%

The changes in net cash used in investing activities in 2021 was primarily related to the absence of an acquisition, in contrast to the $125.0 spent in 2020 for the purchase of certain assets of Apex Industrial Technologies LLC (Apex), as well as lower net capital expenditures. The changes in net cash used in investing activities in 2020 were primarily related to an increase of $125.0 for the purchase of certain assets of Apex, which was partly offset by changes in our net capital expenditures.
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
Set forth below is a recap of our 2021, 2020, and 2019 net capital expenditures in dollars and as a percentage of net sales and net earnings:

	2021	2020	2019
Manufacturing, warehouse and packaging equipment, industrial vending equipment, and facilities	$70.3	91.5	172.7
Shelving and related supplies for in-market location openings and for product expansion at existing in-market locations	11.0	15.7	12.3
Data processing software and equipment	28.0	31.4	31.1
Real estate and improvements to branch locations	37.9	16.1	8.9
Vehicles	9.4	13.4	21.4
Purchases of property and equipment	156.6	168.1	246.4
Proceeds from sale of property and equipment	(8.4)	(10.6)	(6.6)
Net capital expenditures	148.2	157.5	239.8
% of net sales	2.5%	2.8%	4.5%
% of net earnings	16.0%	18.3%	30.3%
Our net capital expenditures decreased in 2021, when compared to 2020. We had higher spending on an office building construction project in Winona, Minnesota intended to support growth in our business. This was more than offset by reduced spending in other areas. We saw a significant decline in spending on FMI equipment due to slower hardware signings, lower vending equipment costs following the March 2020 acquisition of certain industrial vending assets of Apex, and an increase in the refurbishment and redeployment of FMI hardware as an alternative to buying new devices. We also had lower capital investment in our hub properties following a period of heavier investment in 2018 and 2019, and reduced spending on selling-related vehicles as challenges in the supply chain reduced availability. Our net capital expenditures decreased in 2020, when compared to 2019. We reduced capital spending expectations early in 2020 across most tracked categories as financial uncertainty related to the pandemic response emerged. The decline relates to lower spending on facility capacity and equipment following our investments in 2019, lower spending for vending devices as a result of our acquisition of certain assets of Apex and lower signings, lower spending on our captive fleet, and lower spending for manufacturing equipment.

We expect our net capital expenditures in 2022 to be within a range of $180.0 to $200.0. This increase from 2021 reflects an increase in spending on FMI equipment in anticipation of higher signings, an increase in spending on hub properties to reflect upgrades to and investments in automation as well as facilities upgrades, and an increase in manufacturing capacity to support demand and expand capabilities. This is partly offset by the absence of spending on our Winona construction project, which was completed in 2021.

Net Cash Used in Financing Activities
Net cash used in financing activities in dollars and as a percentage of net earnings were as follows:

	2021	2020	2019
Net cash used	$627.1	754.4	595.1
% of net earnings	67.8%	87.8%	75.2%
The fluctuations in net cash used in financing activities are due to changes in the level of our dividend payments and in the level of common stock purchases. These amounts were partially offset by the exercise of stock options and net payments (proceeds) from debt obligations. These items in dollars and as a percentage of earnings were as follows:

	2021	2020	2019
Dividends paid	$643.7	803.4	498.6
% of net earnings	69.6%	93.5%	63.0%
Common stock purchases	—	52.0	—
% of net earnings	—%	6.1%	—%
Total returned to shareholders	$643.7	855.4	498.6
% of net earnings	69.6%	99.6%	63.0%
Proceeds from the exercise of stock options	$(31.6)	(41.0)	(58.5)
% of net earnings	-3.4%	-4.8%	-7.4%
Cash payments (proceeds), net	$15.0	(60.0)	155.0
% of net earnings	1.6%	-7.0%	19.6%
Net cash used	$627.1	754.4	595.1
% of net earnings	67.8%	87.8%	75.2%
Stock Purchases
In 2021, we did not purchase any shares of our common stock. In 2020, we purchased 1,600,000 shares of our common stock at an average price of approximately $32.54. In 2019, we did not purchase any shares of our common stock.
Dividends
We declared a quarterly dividend of $0.31 per share on January 18, 2022. In 2021, we paid aggregate annual dividends per share of $1.12. In 2020, we paid aggregate annual dividends per share of $1.40, which included $1.00 in regular quarterly dividends and a $0.40 special dividend paid in December 2020 as a result of our high cash balances and favorable financial outlook.
Debt
In order to fund the considerable cash needed to expand our industrial vending business, expand capacity and increase the use of automation in our distribution centers, pay dividends, and, in 2020, to purchase our common stock, pre-pay vendors to secure access to critical products during the pandemic, and acquire certain assets of Apex, we have borrowed under our Credit Facility and our Master Note Agreement in recent periods.
Our borrowings under the Credit Facility and Master Note Agreement peaked during each quarter of 2021 and 2020 as follows:

Peak borrowings	2021	2020
First quarter	$485.0	470.0
Second quarter	430.0	640.0
Third quarter	455.0	445.0
Fourth quarter	470.0	495.0

As of December 31, 2021, we had $25.0 outstanding under the Credit Facility and had contingent obligations from letters of credit outstanding under the Credit Facility in an aggregate face amount of $36.3. As of December 31, 2021, we had loans outstanding under the Master Note Agreement of $365.0. Descriptions of our Credit Facility and Master Note Agreement are contained in Note 9 of the Notes to Consolidated Financial Statements.

Material Cash Requirements
Our material cash requirements for known contractual obligations include capital expenditures, debt, and lease obligations, each of which are discussed in more detail earlier in this section. We believe that net cash provided by operating activities will be adequate to meet our liquidity and capital needs for these items in the short-term over the next 12 months and also in the long-term beyond the next 12 months. We also have cash requirements for purchase orders and contracts for the purchase of inventory and other goods and services, which are based on current distribution needs and are fulfilled by our suppliers within short time horizons. We do not have significant agreements for the purchase of inventory or other goods or services specifying minimum order quantities. In addition, we may have liabilities for uncertain tax positions but we do not believe any of these liabilities will be material. A discussion of income taxes is contained in Note 7 of the Notes to Consolidated Financial Statements.
Unremitted Foreign Earnings
Approximately $178.5 of cash and cash equivalents are held by non-U.S. subsidiaries. These funds may create foreign currency translation gains or losses depending on the functional currency of the entity holding the cash. We have considered the financial requirements of each foreign subsidiary and our parent company and will continue to reinvest these funds to support our expansion activities outside the U.S., even after taking into consideration the deemed repatriation and transition tax under the Tax Act. The income tax impact of repatriating cash associated with investments in foreign subsidiaries is discussed in Note 7 of the Notes to Consolidated Financial Statements.
Effects of Inflation
In 2021, we experienced significant increases in the cost of metals (especially steel), energy, and transportation costs (especially overseas containers and shipping). These inflationary trends meaningfully increased the cost of many of the products we purchase. We were able to mitigate the adverse effects of higher costs on our gross profit percentage in 2021 by increasing prices, seeking alternative sources for products and services, and consolidating spend for products and services. While the effects of inflation in 2021 was broad-based, we did experience deflation for certain COVID-related products that had inflated in 2020 when the supply chain was disrupted. This did require us to write down the value of these products in 2021, which negatively impacted our gross profit percentage in the first quarter of 2021 and, to a lesser extent, throughout the balance of the year. In 2020, we experienced changing price levels for COVID-related supplies, with inflation for certain products that were in short supply (e.g., nitrile gloves) and deflation for certain products that became oversupplied (e.g., disposable masks). These were event-specific circumstances related to the pandemic. As it related to the non-COVID environment, we experienced stable product costs through 2020 relative to 2019.
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
Inventory valuation – Adjustments to the valuation of inventory are based on an analysis of inventory trends including reviews of inventory levels, sales information, and the on-hand quantities relative to the sales history for the product. Our methodology for estimating whether adjustments are necessary is continually evaluated for factors including significant changes in product demand, market conditions, condition of the inventory, or liquidation value. If business or economic conditions change, our estimates and assumptions may be adjusted as deemed appropriate. Historically, actual required adjustments have not varied materially from estimated amounts.
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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to certain market risks from changes in foreign currency exchange rates, commodity steel pricing, commodity energy prices, and interest rates. Changes in these factors cause fluctuations in our earnings and cash flows. Italicized discussions throughout Item 7A of this Form 10-K indicate discussions of market risks in 2020. We evaluate and manage exposure to these market risks as follows:
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments, our operations in countries other than the U.S., and earnings denominated in foreign currencies. Historically, our primary exchange rate exposure has been with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at year end. We have not historically hedged our foreign currency risk given that exposure to date has not been material. During 2021, changes in foreign currency exchange rates increased our reported net sales by $37.4 with the estimated effect on our net earnings being immaterial. During 2020, changes in foreign currency exchange rates decreased our reported net sales by $5.7 with the estimated effect on our net earnings being immaterial.
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners and related hardware. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers. During 2021, the price of steel as reflected in many market indexes increased, which contributed to cost inflation in our steel-based products. Based on our ability to pass these higher costs on, the estimated effect on our net earnings was immaterial in 2021. During 2020, the price of commodity steel as reflected in many market indexes fell sharply early in the year as business activity declined in response to actions to address the COVID-19 pandemic, recovered sharply as business activity rebounded, and finished 2020 above the preceding year end levels.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity. During 2021, the price of energy as reflected in many market indexes increased as economic activity improved, which contributed to higher costs for fuel in our vehicles and utilities at our facilities. In 2021, our estimated net earnings exposure for commodity energy prices was immaterial. During 2020, prices for energy were mostly lower as business activity declined in response to actions to address the COVID-19 pandemic. As a result, we experienced lower costs for fuel for our vehicles and utilities for our facilities.
Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. During 2021, prices for fossil fuels were generally higher which caused us to experience higher prices for products with high chemical or plastic content. In 2021, our estimated net earnings exposure for materials for which fossil fuels are feedstock was immaterial. During 2020, although fossil fuel prices were generally lower we experienced stable, not lower, prices for products with high chemical or plastic content. We believe that over time these risks are mitigated in part by our ability to pass freight and product costs to our customers, the efficiency of our trucking distribution network, and the ability, over time, to manage our occupancy costs related to the heating and cooling of our facilities through better efficiency.
Interest rates - Loans under our Credit Facility bear interest at floating rates tied to LIBOR (or, if LIBOR is no longer available, at a replacement rate to be determined by the administrative agent for the Credit Facility and consented to by us). As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase in LIBOR in 2021 would have resulted in approximately $0.2 of additional interest expense. A description of our Credit Facility is contained in Note 9 of the Notes to Consolidated Financial Statements.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Fastenal Company:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fastenal Company and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2021 and the related notes and financial statement schedule listed in the table of contents at Item 15 (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Sufficiency of audit evidence over inventory quantities at in-market locations
As disclosed in the consolidated balance sheet, the Company held $1,523.6 million of inventory, the majority of which was held at 3,209 in-market locations, as of December 31, 2021. The Company's processes to track and determine consolidated inventory relies on a perpetual inventory system which involves the interaction of information technology (IT) systems.
We identified the evaluation of the sufficiency of audit evidence obtained related to the quantities of inventory at in-market locations as a critical audit matter. Evaluating the sufficiency of audit evidence over quantities of inventory at in-market locations required challenging auditor judgment to assess the number of in-market locations visited and included the involvement of IT professionals with specialized skills and knowledge due to the interaction of IT systems that track physical inventory quantities by location.
The following are the primary procedures we performed to address this critical audit matter: We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included IT application controls, as well as certain controls related to access to programs and data, program changes, and computer operations. It also included certain controls related to the Company's physical inventory cycle counts. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT controls, inclusive of the interface of IT systems, which support the Company's perpetual inventory system. We applied auditor judgment in the determination of the locations to test the Company's inventory quantities by evaluating:
•Homogeneity of the locations;
•Historical inventory locations we have visited and results of prior physical counts;
•Inventory dollars by location; and
•The Company's inventory cycle count results, including the results of monitoring and compliance with the cycle count program by in-market location.

We tested the existence and completeness of inventory by counting inventory quantities on a sample basis through in-market location visits during the year to evaluate the Company's perpetual inventory records. In addition, we evaluated the overall sufficiency of audit evidence obtained over the quantities of inventory at in-market locations.
/s/    KPMG LLP
We have served as the Company's auditor since 1987.
Minneapolis, Minnesota
February 7, 2022

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in millions except share information)

	December 31
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$236.2	245.7
Trade accounts receivable, net of allowance for credit losses of $12.0 and $12.3, respectively	900.2	769.4
Inventories	1,523.6	1,337.5
Prepaid income taxes	8.5	6.7
Other current assets	188.1	140.3
Total current assets	2,856.6	2,499.6
Property and equipment, net	1,019.2	1,030.7
Operating lease right-of-use assets	242.3	243.0
Other assets	180.9	191.4
Total assets	$4,299.0	3,964.7
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$60.0	40.0
Accounts payable	233.1	207.0
Accrued expenses	298.3	272.1
Current portion of operating lease liabilities	90.8	93.6
Total current liabilities	682.2	612.7
Long-term debt	330.0	365.0
Operating lease liabilities	156.0	151.5
Deferred income taxes	88.6	102.3
Commitments and contingencies (Notes 5, 8, 9, and 10)
Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 800,000,000 shares authorized, 575,464,682 and 574,159,575 shares issued and outstanding, respectively	5.8	5.7
Additional paid-in capital	96.2	59.1
Retained earnings	2,970.9	2,689.6
Accumulated other comprehensive loss	(30.7)	(21.2)
Total stockholders' equity	3,042.2	2,733.2
Total liabilities and stockholders' equity	$4,299.0	3,964.7
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Amounts in millions except earnings per share)
For the year ended December 31

	2021	2020	2019
Net sales	$6,010.9	5,647.3	5,333.7

Cost of sales	3,233.7	3,079.5	2,818.3
Gross profit	2,777.2	2,567.8	2,515.4

Operating and administrative expenses	1,559.8	1,426.0	1,458.2
Operating income	1,217.4	1,141.8	1,057.2

Interest income	0.1	0.6	0.4
Interest expense	(9.7)	(9.7)	(13.9)

Earnings before income taxes	1,207.8	1,132.7	1,043.7

Income tax expense	282.8	273.6	252.8

Net earnings	$925.0	859.1	790.9

Basic net earnings per share	$1.61	1.50	1.38

Diluted net earnings per share	$1.60	1.49	1.38

Basic weighted average shares outstanding	574.8	573.8	573.2

Diluted weighted average shares outstanding	577.1	575.7	574.4
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Amounts in millions)
For the year ended December 31

	2021	2020	2019
Net earnings	$925.0	859.1	790.9
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2021, 2020, and 2019)	(9.5)	17.2	6.4
Comprehensive income	$915.5	876.3	797.3
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Amounts in millions)

	2021	2020	2019
Common stock
Balance at beginning of year	$5.7	5.7	5.7
Stock options exercised	0.1	0.0	0.0
Balance at end of year	5.8	5.7	5.7
Additional paid-in capital
Balance at beginning of year	59.1	64.4	0.2
Stock options exercised	31.5	41.0	58.5
Purchases of common stock	—	(52.0)	—
Stock-based compensation	5.6	5.7	5.7
Balance at end of year	96.2	59.1	64.4
Retained earnings
Balance at beginning of year	2,689.6	2,633.9	2,341.6
Net earnings	925.0	859.1	790.9
Dividends paid in cash	(643.7)	(803.4)	(498.6)
Balance at end of year	2,970.9	2,689.6	2,633.9
Accumulated other comprehensive (loss) income
Balance at beginning of year	(21.2)	(38.4)	(44.8)
Other comprehensive (loss) income	(9.5)	17.2	6.4
Balance at end of year	(30.7)	(21.2)	(38.4)
Total stockholders' equity	$3,042.2	2,733.2	2,665.6

Cash dividends paid per share of common stock	$1.12	1.40	0.87
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in millions)
For the year ended December 31

	2021	2020	2019
Cash flows from operating activities:
Net earnings	$925.0	859.1	790.9
Adjustments to reconcile net earnings to net cash provided by operating activities, net of acquisition:
Depreciation of property and equipment	159.9	153.3	144.6
Gain on sale of property and equipment	(1.1)	(1.4)	(1.2)
Bad debt expense	2.5	7.5	5.5
Deferred income taxes	(13.7)	2.9	15.0
Stock-based compensation	5.6	5.7	5.7
Amortization of intangible assets	10.8	9.1	4.1
Changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(135.2)	(29.7)	(30.4)
Inventories	(189.5)	36.0	(84.4)
Other current assets	(47.8)	17.1	(10.4)
Accounts payable	26.1	14.2	(0.8)
Accrued expenses	26.2	20.6	10.7
Income taxes	(1.8)	10.0	(7.7)
Other	3.1	(2.6)	1.1
Net cash provided by operating activities	770.1	1,101.8	842.7
Cash flows from investing activities:
Purchases of property and equipment	(156.6)	(168.1)	(246.4)
Proceeds from sale of property and equipment	8.4	10.6	6.6
Cash paid for acquisition	—	(125.0)	—
Other	(0.3)	0.8	0.1
Net cash used in investing activities	(148.5)	(281.7)	(239.7)
Cash flows from financing activities:
Proceeds from debt obligations	525.0	1,000.0	910.0
Payments against debt obligations	(540.0)	(940.0)	(1,065.0)
Proceeds from exercise of stock options	31.6	41.0	58.5
Purchases of common stock	—	(52.0)	—
Payments of dividends	(643.7)	(803.4)	(498.6)
Net cash used in financing activities	(627.1)	(754.4)	(595.1)

Effect of exchange rate changes on cash and cash equivalents	(4.0)	5.1	(0.2)
Net (decrease) increase in cash and cash equivalents	(9.5)	70.8	7.7
Cash and cash equivalents at beginning of year	245.7	174.9	167.2
Cash and cash equivalents at end of year	$236.2	245.7	174.9
Supplemental information:
Cash paid for interest	$9.9	8.4	13.9
Net cash paid for income taxes	$294.0	260.1	242.7
See accompanying Notes to Consolidated Financial Statements.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Business Overview and Summary of Significant Accounting Policies
Business Overview
Fastenal is a leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of branches and Onsite locations. Collectively we refer to our branches and Onsite locations as in-market locations. We have over 3,200 in-market locations located primarily in North America.
Principles of Consolidation
The consolidated financial statements include the accounts of Fastenal Company and its subsidiaries (collectively referred to as Fastenal or by terms such as we, our, or us). All material intercompany balances and transactions have been eliminated in consolidation.
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
Leases
We determine if an arrangement contains a lease at inception. Operating leases are included in our operating lease right-of-use (ROU) assets, the current portion of operating lease liabilities, and the operating lease liabilities in our Consolidated Balance Sheets.
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
On March 30, 2020 we purchased certain assets of Apex for $125.0, including identifiable intangible assets totaling $123.8, with a weighted average amortization period of approximately 19.4 years.
Accounting Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from those estimates.
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
Impact of COVID-19
The COVID-19 pandemic has likely influenced various trends the company is currently experiencing. These include supply chain disruptions and labor shortages, and a modest shift in our mix to include more safety products. Evaluating 2021 is challenging given the impacts of the pandemic on the company in the year-earlier period. However, in contrast to much of the preceding one to two years, we are currently seeing a narrower impact on our business related directly to the COVID-19 pandemic, as economic activity has recovered and customer and product mix has reverted back to close to pre-pandemic levels. We believe current financial results are more reflective of traditional economic and marketplace dynamics than of pandemic-related issues such as facility restrictions, labor force illness, and personal protective equipment (PPE) demand. The primary exception to this normalization trend is in the signings of our Onsite and Fastenal Managed Inventory (FMI), which have yet to recover to pre-pandemic levels. To the extent that COVID-19 infections and/or interventions continue to meaningfully influence the marketplace, on a national, local, or business-specific basis, this can either directly impact or indirectly influence access to customer facilities and decision-makers, and lengthen the sales cycle for certain of our solutions.
However, it is possible the COVID-19 pandemic, particularly in light of variant strains of the virus, could further impact our operations and the operations of our suppliers and vendors as a result of quarantines, facility closures, illnesses, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the resumption of high levels of infection and hospitalization, the resulting impact on our customers, suppliers, and vendors, the remedial actions and stimulus measures adopted by federal, state, and local governments, and to what extent normal economic and operating conditions are impacted. We cannot reasonably estimate the future impact at this time.
Stock Split
On April 17, 2019, the board of directors approved a two-for-one stock split of the company's outstanding common stock. Holders of the company's common stock, par value $0.01 per share, at the close of business on May 2, 2019, received one

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
additional share of common stock for every share of common stock they owned. The stock split took effect at the close of business on May 22, 2019. All historical common stock share and per share information for all periods presented in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted to reflect the stock split.
Immaterial Revision
The prior period balances for additional paid-in capital and common stock have been updated in both the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity to reflect the impact of an immaterial correction which reclassified $2.9 from additional paid-in capital to common stock in connection with the 2019 stock split.
Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to U.S. GAAP on contract modifications, hedging relationships, and other transactions affected by reference rate reform to ease entities' financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made, hedging relationships entered into, and other transactions affected by reference rate reform, evaluated on or before December 31, 2022, beginning during the reporting period in which the guidance has been elected. We do not have any receivables, hedging relationships, or lease agreements that reference LIBOR or another reference rate expected to be discontinued. We are currently evaluating the impact of the new guidance on our consolidated financial statements; however, we have determined that, of our current debt commitments as outlined in detail in Note 9 'Debt Commitments', only the obligations described under Unsecured Revolving Credit Facility in Note 9 would be impacted by ASU 2020-04. Our Senior Unsecured Promissory Notes Payable described in Note 9 each have fixed interest rates.
Note 2. Revenue
Disaggregation of Revenue
The accounting policies of the operations in the various geographic areas are the same as those described in the summary of significant accounting policies. Revenues are attributed to countries based on the selling location from which the sale occurred. During 2021, no single customer represented 5% or more of our consolidated net sales. During 2020, we had a single customer that represented 5% of our consolidated net sales, whereas all remaining customers fell below that threshold. During 2019, no single customer represented 5% or more of our consolidated net sales.
Our revenues related to the following geographic areas were as follows for the periods ended December 31:

	Twelve-month period
	2021	2020	2019
United States	$5,033.3	4,825.3	4,568.9
Canada and Mexico	749.0	625.0	606.8
North America	5,782.3	5,450.3	5,175.7
All other foreign countries	228.6	197.0	158.0
Total revenues	$6,010.9	5,647.3	5,333.7
The percentages of our sales by end market were as follows for the periods ended December 31:

	Twelve-month period
	2021	2020	2019
Manufacturing	68.9%	62.4%	67.5%
Non-residential construction	11.1%	11.3%	12.9%
Other	20.0%	26.3%	19.6%
	100.0%	100.0%	100.0%

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
The percentages of our sales by product line were as follows for the periods ended December 31:

		Twelve-month Period
Type	Introduced	2021	2020	2019
Fasteners (1)	1967	33.3%	29.9%	34.2%
Tools	1993	8.5%	8.2%	9.9%
Cutting tools	1996	5.0%	4.7%	5.7%
Hydraulics & pneumatics	1996	6.4%	5.9%	6.8%
Material handling	1996	5.6%	5.1%	5.9%
Janitorial supplies	1996	8.2%	9.8%	7.8%
Electrical supplies	1997	4.3%	4.1%	4.7%
Welding supplies	1997	3.8%	3.5%	4.2%
Safety supplies	1999	21.2%	25.5%	17.9%
Other		3.7%	3.3%	2.9%
		100.0%	100.0%	100.0%
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
Property and equipment at year end consisted of the following:

	Depreciable Life in Years	2021	2020
Land	—	$58.3	51.9
Buildings and improvements	15 to 40	501.9	450.4
Automated distribution and warehouse equipment	5 to 30	266.5	254.7
Shelving, industrial vending, and equipment	3 to 10	1,211.2	1,141.3
Transportation equipment	3 to 5	86.6	87.3
Construction in progress	—	72.7	99.0
		2,197.2	2,084.6
Less accumulated depreciation		(1,178.0)	(1,053.9)
Property and equipment, net		$1,019.2	1,030.7
Our long-lived assets related to the following geographic areas at year end:

	2021	2020
United States	$1,322.9	1,344.9
Canada and Mexico	85.6	85.1
North America	1,408.5	1,430.0
All other foreign countries	33.9	35.1
Total long-lived assets	$1,442.4	1,465.1

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
Note 4. Accrued Expenses
Accrued expenses at year end consisted of the following:

	2021	2020
Employee payroll and related taxes	$32.3	60.3	(1)
Employee bonuses and commissions	37.0	22.3
Profit sharing contribution	17.4	16.2
Insurance reserves	35.7	41.0
Indirect taxes	91.4	54.3
Customer promotions and marketing	56.3	57.9
Other	28.2	20.1
Accrued expenses	$298.3	272.1
(1) Includes the deferral of $30.0 in payroll taxes resulting from the CARES Act in 2020.

Note 5. Stockholders' Equity
Dividends
On January 18, 2022, our board of directors declared a quarterly dividend of $0.31 per share of common stock to be paid in cash on March 2, 2022 to shareholders of record at the close of business on February 2, 2022. We paid aggregate annual cash dividends per share of $1.12, $1.40, and $0.87 in 2021, 2020, and 2019, respectively.
Stock Options
Effective January 3, 2022, the compensation committee of our board of directors granted to our employees options to purchase a total of 660,083 shares of our common stock at an exercise strike price of $62.00 per share. On the same date, certain of our non-employee directors received options to acquire a total of 53,355 shares of our common stock at an exercise price of $62.00 per share. The closing stock price on the effective date of the grants was $61.98 per share.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
The following tables summarize the details of options granted under our stock option plans that were still outstanding as of December 31, 2021, and the assumptions used to value those grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	December 31, 2021
Date of Grant				Options Outstanding	Options Exercisable
January 4, 2021	741,510	$48.00	$47.650	711,199	26,643
January 2, 2020	902,263	$38.00	$37.230	846,225	24,964
January 2, 2019	1,316,924	$26.00	$25.705	1,017,660	268,714
January 2, 2018	1,087,936	$27.50	$27.270	743,788	318,052
January 3, 2017	1,529,578	$23.50	$23.475	732,180	363,406
April 19, 2016	1,690,880	$23.00	$22.870	524,119	331,739
April 21, 2015	1,786,440	$21.00	$20.630	403,736	240,908
April 22, 2014	1,910,000	$28.00	$25.265	186,391	111,407
April 16, 2013	410,000	$27.00	$24.625	7,972	7,972
Total	11,375,531			5,173,270	1,693,805

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 4, 2021	0.4%	5.00	2.0%	29.17%	$9.57
January 2, 2020	1.7%	5.00	2.4%	25.70%	$6.81
January 2, 2019	2.5%	5.00	2.9%	23.96%	$4.40
January 2, 2018	2.2%	5.00	2.3%	23.45%	$5.02
January 3, 2017	1.9%	5.00	2.6%	24.49%	$4.20
April 19, 2016	1.3%	5.00	2.6%	26.34%	$4.09
April 21, 2015	1.3%	5.00	2.7%	26.84%	$3.68
April 22, 2014	1.8%	5.00	2.0%	28.55%	$4.79
April 16, 2013	0.7%	5.00	1.6%	37.42%	$6.33
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
A summary of activities under our stock option plans consisted of the following:

	Options Outstanding	Exercise Price (1)	Remaining Life (2)
Outstanding as of January 1, 2021	5,914,757	$26.73	6.22
Granted	741,510	$48.00	9.00
Exercised	(1,305,107)	$24.34
Cancelled/forfeited	(177,890)	$31.22
Outstanding as of December 31, 2021	5,173,270	$30.23	6.08
Exercisable as of December 31, 2021	1,693,805	$25.11	4.68

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued

	Options Outstanding	Exercise Price (1)	Remaining Life (2)
Outstanding as of January 1, 2020	6,807,217	$24.89	6.09
Granted	902,263	$38.00	9.00
Exercised	(1,630,664)	$25.18
Cancelled/forfeited	(164,059)	$27.64
Outstanding as of December 31, 2020	5,914,757	$26.73	6.22
Exercisable as of December 31, 2020	1,885,241	$24.23	4.71
(1) Weighted average exercise price.
(2) Weighted average remaining contractual life in years.
The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020, and 2019 was $38.8, $26.7, and $20.2, respectively. The intrinsic value represents the difference between the exercise price and fair value of the underlying shares at the date of exercise.
At December 31, 2021, there was $12.8 of total unrecognized stock-based compensation expense related to outstanding unvested stock options granted under the employee stock option plan. This expense is expected to be recognized over a weighted average period of 3.98 years. Any future change in estimated forfeitures will impact this amount. The total grant date fair value of stock options vested under our employee stock option plan during 2021, 2020, and 2019 was $4.8, $6.1, and $5.9, respectively.
Total stock-based compensation expense related to our employee stock option plan was $5.6, $5.7, and $5.7 for 2021, 2020, and 2019, respectively.
Shares Outstanding
Shares of common stock outstanding were as follows:

	2021	2020	2019
Balance at beginning of year	574,159,575	574,128,911	571,803,838
Stock options exercised	1,305,107	1,630,664	2,325,073
Purchases of common stock	—	(1,600,000)	—
Balance at end of year	575,464,682	574,159,575	574,128,911
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive:

Reconciliation	2021	2020	2019
Basic weighted average shares outstanding	574,808,030	573,778,761	573,202,152
Weighted shares assumed upon exercise of stock options	2,309,026	1,893,193	1,239,476
Diluted weighted average shares outstanding	577,117,056	575,671,954	574,441,628

Summary of Anti-dilutive Options Excluded	2021	2020	2019
Options to purchase shares of common stock	678,310	846,041	—
Weighted average exercise prices of options	$48.00	38.00	—
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
Note 6. Retirement Savings Plan
The Fastenal Company and Subsidiaries 401(k) and Employee Stock Ownership Plan covers all of our employees in the United States. Our employees in Canada may participate in a Registered Retirement Savings Plan. The general purpose of both of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
savings contributions. In addition to the participation of our employees, we make annual profit sharing contributions based on an established formula. The expense recorded under this profit sharing formula was approximately $17.4, $16.2, and $13.8 for 2021, 2020, and 2019, respectively.
Note 7. Income Taxes
Earnings before income taxes were derived from the following sources:

	2021	2020	2019
Domestic	$1,100.3	1,046.7	977.6
Foreign	107.5	86.0	66.1
Earnings before income taxes	$1,207.8	1,132.7	1,043.7
Components of income tax expense (benefit) were as follows:

2021:	Current	Deferred	Total
Federal	$214.3	(11.4)	202.9
State	46.7	(1.7)	45.0
Foreign	34.1	0.8	34.9
Income tax expense	$295.1	(12.3)	282.8

2020:	Current	Deferred	Total
Federal	$195.4	1.8	197.2
State	47.5	(0.5)	47.0
Foreign	28.1	1.3	29.4
Income tax expense	$271.0	2.6	273.6

2019:	Current	Deferred	Total
Federal	$177.4	11.3	188.7
State	41.6	0.2	41.8
Foreign	22.1	0.2	22.3
Income tax expense	$241.1	11.7	252.8
Income tax expense in the accompanying consolidated financial statements differed from the expected expense as follows:

	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. federal income tax expense at statutory rate	$253.6	237.9	219.2
Increase (decrease) attributed to:
State income taxes, net of federal benefit	34.9	36.3	32.8
Other, net	(5.7)	(0.6)	0.8
Total income tax expense	$282.8	273.6	252.8
Effective income tax rate	23.4%	24.2%	24.2%

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at year end consisted of the following:

	2021	2020
Deferred income tax assets (liabilities):
Inventory costing and valuation methods	$5.2	5.3
Allowance for credit losses	3.1	3.1
Insurance reserves	7.4	9.1
Customer promotions	2.3	2.4
Stock-based compensation	2.8	3.3
Operating lease liabilities	62.6	62.1
Federal and state benefit of uncertain tax positions	0.9	0.8
Foreign net operating loss and credit carryforwards	1.4	1.9
Foreign valuation allowances	(1.7)	(2.2)
Prepaid royalty	5.9	—
Other, net	0.2	(0.3)
Total deferred income tax assets	90.1	85.5
Property and equipment	(110.0)	(117.6)
Operating lease ROU assets	(61.3)	(61.4)
Total deferred income tax liabilities	(171.3)	(179.0)
Deferred income tax liabilities	$(81.2)	(93.5)
A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits was as follows:

	2021	2020
Balance at beginning of year:	$8.8	8.6
Increase related to prior year tax positions	0.3	0.2
Decrease related to prior year tax positions	—	(0.1)
Increase related to current year tax positions	0.9	0.8
Decrease related to statute of limitation lapses	(2.6)	(0.7)
Balance at end of year:	$7.4	8.8
Included in the liability for gross unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. The amount of gross unrecognized tax benefits that would favorably impact the effective tax rate, if recognized, is not material. We do not anticipate significant changes in total unrecognized tax benefits during the next twelve months. The 2021 and 2020 liability is included in deferred income taxes in the Consolidated Balance Sheets.
We file income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. We are no longer subject to income tax examinations by taxing authorities for taxable years before 2018 in the case of United States federal examinations, and with limited exception, before 2016 in the case of foreign, state, and local examinations. During 2021, there were no material changes in unrecognized tax benefits.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our approximately $436.3 of undistributed earnings from foreign subsidiaries to the U.S. as those earnings continue to be permanently reinvested.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
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
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases was approximately $83.4. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.
The cost components of our operating leases were as follows for the periods ended December 31:

	2021			2020			2019
	Leased Facilities and Equipment	Leased Vehicles	Total	Leased Facilities and Equipment	Leased Vehicles	Total	Leased Facilities and Equipment	Leased Vehicles	Total
Operating lease cost	$99.7	13.7	113.4	102.5	15.1	117.6	104.0	14.1	118.1
Variable lease cost	10.4	1.3	11.7	7.2	1.5	8.7	10.0	1.9	11.9
Short-term lease cost	—	19.2	19.2	—	23.6	23.6	—	27.4	27.4
Total	$110.1	34.2	144.3	109.7	40.2	149.9	114.0	43.4	157.4
Variable lease costs are excluded from ROU assets and lease liabilities and consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred by the lessor as well as variable mileage costs related to our leased vehicles.
Maturities of our lease liabilities for all operating leases are as follows as of December 31, 2021:

	Leased Facilities and Equipment	Leased Vehicles	Total
2022	$83.5	9.4	92.9
2023	63.4	6.4	69.8
2024	43.3	2.9	46.2
2025	26.4	1.1	27.5
2026	11.8	—	11.8
2027 and thereafter	5.4	—	5.4
Total lease payments	$233.8	19.8	253.6
Less: Imputed interest	(6.5)	(0.3)	(6.8)
Present value of lease liabilities	$227.3	19.5	246.8
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows for the periods ended December 31:

Remaining lease term and discount rate:	2021	2020
Weighted average remaining lease term (years)
Leased facilities and equipment	3.53	3.47
Leased vehicles	2.47	2.44
Weighted average discount rate
Lease facilities and equipment	1.79%	2.37%
Leased vehicles	1.79%	2.39%

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
Supplemental cash flow information related to our operating leases was as follows for the periods ended December 31:

	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$112.4	115.8	117.2
Leased assets obtained in exchange for new operating lease liabilities	103.6	99.2	116.1
Note 9. Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at year end consisted of the following:

	Average Interest Rate at December 31, 2021		Debt Outstanding
		Maturity Date	2021	2020
Unsecured revolving credit facility	1.05%	November 30, 2023	$25.0	—
Senior unsecured promissory notes payable, Series A	2.00%	July 20, 2021	—	40.0
Senior unsecured promissory notes payable, Series B	2.45%	July 20, 2022	35.0	35.0
Senior unsecured promissory notes payable, Series C	3.22%	March 1, 2024	60.0	60.0
Senior unsecured promissory notes payable, Series D	2.66%	May 15, 2025	75.0	75.0
Senior unsecured promissory notes payable, Series E	2.72%	May 15, 2027	50.0	50.0
Senior unsecured promissory notes payable, Series F	1.69%	June 24, 2023	70.0	70.0
Senior unsecured promissory notes payable, Series G	2.13%	June 24, 2026	25.0	25.0
Senior unsecured promissory notes payable, Series H	2.50%	June 24, 2030	50.0	50.0
Total			390.0	405.0
Less: Current portion of debt			(60.0)	(40.0)
Long-term debt			$330.0	365.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation			$36.3	36.3

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
Senior Unsecured Promissory Notes Payable
We have issued senior unsecured promissory notes under our master note agreement (the Master Note Agreement) in the aggregate principal amount of $365.0 as of December 31, 2021. Our aggregate borrowing capacity under the Master Note Agreement is $600.0; however, none of the institutional investors party to that agreement are committed to purchase notes thereunder. There is no amortization of these notes prior to their maturity date and interest is payable quarterly. The notes currently issued under our Master Note Agreement, including the maturity date and fixed interest rate per annum of each series of note, are contained in the table above. The Master Note Agreement contains certain financial and other covenants and we are in compliance with these covenants.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
Principal payments required on our outstanding indebtedness, based on the maturity dates defined within our long-term debt arrangements, for the succeeding five years, are displayed in the table below, as of December 31, 2021:

Principal Payments
2022	$35.0
2023	70.0
2024	60.0
2025	75.0
2026	25.0
2027 and thereafter	100.0
Total	$365.0

Note 10. Legal Contingencies
We are involved in certain legal actions. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, that could require significant expenditures or result in lost revenues. We record a liability for these legal actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. As of December 31, 2021, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.
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
Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2021. There was no change in the company's internal control over financial reporting during the company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

/s/ Daniel L. Florness	/s/ Holden Lewis
Daniel L. Florness	Holden Lewis
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Winona, Minnesota
February 7, 2022

ITEM 9B.OTHER INFORMATION
None.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
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
Information about our Executive Officers
As of the date of filing this Form 10-K, the following individuals were executive officers of the Company:

Name	Employee of Fastenal Since	Age	Position
Daniel L. Florness	1996	58	President, Chief Executive Officer, and Director
William J. Drazkowski	1995	50	Executive Vice President – Sales
James C. Jansen	1992	51	Executive Vice President – Manufacturing
Holden Lewis	2016	52	Executive Vice President and Chief Financial Officer
Sheryl A. Lisowski	1994	54	Executive Vice President – Chief Accounting Officer and Treasurer
Charles S. Miller	1999	47	Senior Executive Vice President – Sales
Terry M. Owen	1999	53	Senior Executive Vice President – Sales Operations
John L. Soderberg	1993	50	Senior Executive Vice President – Information Technology
Jeffery M. Watts	1996	50	Executive Vice President – International Sales
Reyne K. Wisecup	1988	58	Senior Executive Vice President – Human Resources and Director
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
Mr. Owen has been our senior executive vice president – sales operations since January 2016. Mr. Owen's responsibilities include oversight of our eCommerce, marketing, national accounts sales, government sales, FAST Solutions® (Onsite and FMI), our Mansco division, manufacturing, distribution, transportation, product development, supplier development, procurement, and supply chain. From July 2015 to December 2015, Mr. Owen was one of our executive vice presidents – sales. From May 2014 to June 2015, Mr. Owen served as our executive vice president – e-business, and from December 2007 to May 2014, Mr. Owen was regional vice president of our Texas based and Mexico regions. Prior to December 2007, Mr. Owen served in various distribution center leadership roles at our company.
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
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	5,173,270	$30.23	12,193,276
Equity compensation plans not approved by security holders	—	—	—
Total	5,173,270		12,193,276
(1) Reflects stock option awards issued and issuable in the future under our Fastenal Company Stock Option Plan and our Fastenal Company Non-Employee Director Stock Option Plan.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference is the information appearing under the headings 'Corporate Governance and Director Compensation—Director Independence', 'Corporate Governance and Director Compensation—Related Person Transaction Approval Policy', and 'Corporate Governance and Director Compensation—Transactions with Related Persons' in the Proxy Statement.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated herein by reference is the information appearing under the heading 'Audit and Related Matters—Audit and Related Fees' and 'Audit and Related Matters—Pre-Approval of Services' in the Proxy Statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1. Financial Statements:
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Earnings for the years ended December 31, 2021, 2020, and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2021, 2020, and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (KPMG LLP, Minneapolis, MN, Auditor Firm ID: 185)

2. Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts

3. Exhibits:
INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 8-K dated as of April 23, 2019)
3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company's Form 8-K dated as of January 17, 2019)
4.1	Form of Senior Notes due July 20, 2022 (incorporated by reference to Exhibit 4.2 to Fastenal Company's Form 8‑K dated as of July 20, 2016)
4.2	Form of Senior Notes due March 1, 2024 (incorporated by reference to Exhibit 4.1 to Fastenal Company's Form 10-Q for the quarter ended March 31, 2017)
4.3	Description of Capital Stock
4.4	Form of Senior Notes due May 15, 2025 (incorporated by reference to Exhibit 4.1 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
4.5	Form of Senior Notes due May 15, 2027 (incorporated by reference to Exhibit 4.2 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
4.6	Form of Senior Notes due June 24, 2023 (incorporated by reference to Exhibit 4.3 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
4.7	Form of Senior Notes due June 24, 2026 (incorporated by reference to Exhibit 4.4 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
4.8	Form of Senior Notes due June 24, 2030 (incorporated by reference to Exhibit 4.5 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
10.1	Bonus Program for Executive Officers*
10.2	Fastenal Company Stock Option Plan as amended and restated effective as of December 12, 2014 (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated December 17, 2014)*
10.3	Fastenal Company Incentive Plan (incorporated by reference to Appendix A to Fastenal Company's Proxy Statement dated February 23, 2012)*
10.4	Fastenal Company Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 99 to Fastenal Company's Registration Statement on Form S-8 filed on April 25, 2018).*
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

Exhibit Number	Description of Document
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

21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).
ITEM 16.FORM 10-K SUMMARY
Not applicable.

FASTENAL COMPANY
Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2021, 2020, and 2019
(Amounts in millions)

Description	Balance at Beginning of Year	"Additions" Charged to Costs and Expenses		"Other" Additions (Deductions)	"Less" Deductions		Balance at End of Year
Year ended December 31, 2021
Allowance for credit losses	$12.3	2.5		—	2.8		12.0
Insurance reserves	$41.0	78.6	(1)	—	83.9	(2)	35.7
Year ended December 31, 2020
Allowance for credit losses	$10.9	7.5		—	6.1		12.3
Insurance reserves	$41.1	72.1	(1)	—	72.2	(2)	41.0
Year ended December 31, 2019
Allowance for credit losses	$12.8	5.5		—	7.4		10.9
Insurance reserves	$37.6	69.7	(1)	—	66.2	(2)	41.1
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

Date:	February 7, 2022

FASTENAL COMPANY

By	/s/ Daniel L. Florness
Daniel L. Florness, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 7, 2022

/s/ Daniel L. Florness	/s/ Holden Lewis
Daniel L. Florness, President and Chief Executive Officer (Principal Executive Officer), and Director	Holden Lewis, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Sheryl A. Lisowski
Sheryl A. Lisowski, Executive Vice President - Chief Accounting Officer and Treasurer (Principal Accounting Officer)

/s/ Scott A. Satterlee	/s/ Daniel L. Johnson
Scott A. Satterlee, Director (Chair)	Daniel L. Johnson, Director

/s/ Michael J. Ancius	/s/ Nicholas J. Lundquist
Michael J. Ancius, Director	Nicholas J. Lundquist, Director

/s/ Stephen L. Eastman	/s/ Sarah N. Nielsen
Stephen L. Eastman, Director	Sarah N. Nielsen, Director

/s/ Rita J. Heise	/s/ Reyne K. Wisecup
Rita J. Heise, Director	Reyne K. Wisecup, Director

/s/ Hsenghung Sam Hsu
Hsenghung Sam Hsu, Director