Form 10-K/A
period 2021-12-31
FASTENAL CO
filed 2022-02-10
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the original report on Form 10-K for the fiscal year ended December 31, 2021 filed by Fastenal Company (the "Company") on February 7, 2022 (the "Original Filing"). The sole purpose of this Amendment is (i) to include the Company's 2021 Annual Report to Shareholders (the "Annual Report") as Exhibit 99.1 in the Exhibit Index, which was omitted from the Exhibit Index to the Original Filing and (ii) to change Exhibit 10.4 to refer to the Company's Non-Employee Director Stock Option Plan, as amended and restated effective December 20, 2021. The Annual Report shall be deemed furnished, not filed, with the Securities and Exchange Commission in its entirety as no portions thereof are expressly incorporated by reference into the Original Filing.
Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company's other filings with the Securities and Exchange Commission.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes as exhibits the certifications of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 have been omitted from such certifications. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

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
Report of Independent Registered Public Accounting Firm (KPMG LLP, Minneapolis, MN, Auditor Firm ID: 185)

2. Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts

3. Exhibits:
INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 8-K dated as of April 23, 2019)
3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company's Form 8-K dated as of January 17, 2019)
4.1	Form of Senior Notes due July 20, 2022 (incorporated by reference to Exhibit 4.2 to Fastenal Company's Form 8‑K dated as of July 20, 2016)
4.2	Form of Senior Notes due March 1, 2024 (incorporated by reference to Exhibit 4.1 to Fastenal Company's Form 10-Q for the quarter ended March 31, 2017)
4.3	Description of Capital Stock
4.4	Form of Senior Notes due May 15, 2025 (incorporated by reference to Exhibit 4.1 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
4.5	Form of Senior Notes due May 15, 2027 (incorporated by reference to Exhibit 4.2 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
4.6	Form of Senior Notes due June 24, 2023 (incorporated by reference to Exhibit 4.3 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
4.7	Form of Senior Notes due June 24, 2026 (incorporated by reference to Exhibit 4.4 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
4.8	Form of Senior Notes due June 24, 2030 (incorporated by reference to Exhibit 4.5 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
10.1	Bonus Program for Executive Officers*
10.2	Fastenal Company Stock Option Plan as amended and restated effective as of December 12, 2014 (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated December 17, 2014)*
10.3	Fastenal Company Incentive Plan (incorporated by reference to Appendix A to Fastenal Company's Proxy Statement dated February 23, 2012)*
10.4	Fastenal Company Non-Employee Director Stock Option Plan as amended and restated effective December 20, 2021.*
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

21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002
99.1	2021 Annual Report to Shareholders (which report shall be deemed furnished, not filed, with the SEC)
101	The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 10, 2022

FASTENAL COMPANY

By	/s/ Holden Lewis
Holden Lewis, Executive Vice President and Chief Financial Officer