Form 10-Q
period 2022-03-31
FASTENAL CO
filed 2022-04-18
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended March 31, 2022, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 12, 2022, there were approximately 575,606,032 shares of the registrant's common stock outstanding.

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in millions except share information)

	(Unaudited)
Assets	March 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$234.2	236.2
Trade accounts receivable, net of allowance for credit losses of $10.9 and $12.0, respectively	1,071.6	900.2
Inventories	1,600.8	1,523.6
Prepaid income taxes	—	8.5
Other current assets	127.4	188.1
Total current assets	3,034.0	2,856.6

Property and equipment, net	1,008.4	1,019.2
Operating lease right-of-use assets	246.0	242.3
Other assets	178.3	180.9

Total assets	$4,466.7	4,299.0

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$35.0	60.0
Accounts payable	289.9	233.1
Accrued expenses	268.2	298.3
Current portion of operating lease liabilities	91.3	90.8
Income taxes payable	61.1	—
Total current liabilities	745.5	682.2

Long-term debt	330.0	330.0
Operating lease liabilities	159.6	156.0
Deferred income taxes	89.6	88.6

Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 800,000,000 shares authorized, 575,601,845 and 575,464,682 shares issued and outstanding, respectively	5.8	5.8
Additional paid-in capital	101.6	96.2
Retained earnings	3,063.0	2,970.9
Accumulated other comprehensive loss	(28.4)	(30.7)
Total stockholders' equity	3,142.0	3,042.2
Total liabilities and stockholders' equity	$4,466.7	4,299.0
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Amounts in millions except earnings per share)

	(Unaudited)
	Three Months Ended March 31,
	2022	2021
Net sales	$1,704.1	1,417.0

Cost of sales	910.8	773.6
Gross profit	793.3	643.4

Operating and administrative expenses	435.3	363.1
Operating income	358.0	280.3

Interest income	0.1	0.0
Interest expense	(2.4)	(2.4)

Earnings before income taxes	355.7	277.9

Income tax expense	86.1	67.3

Net earnings	$269.6	210.6

Basic net earnings per share	$0.47	0.37

Diluted net earnings per share	$0.47	0.37

Basic weighted average shares outstanding	575.6	574.3

Diluted weighted average shares outstanding	577.6	576.5
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)

	(Unaudited)
	Three Months Ended March 31,
	2022	2021
Net earnings	$269.6	210.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2022 and 2021)	2.3	(4.4)
Comprehensive income	$271.9	206.2
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Amounts in millions except per share information)

	(Unaudited)
	Three Months Ended March 31,
	2022	2021
Common stock
Balance at beginning of period	$5.8	5.7
Balance at end of period	5.8	5.7
Additional paid-in capital
Balance at beginning of period	96.2	59.1
Stock options exercised	3.9	6.6
Stock-based compensation	1.5	1.5
Balance at end of period	101.6	67.2
Retained earnings
Balance at beginning of period	2,970.9	2,689.6
Net earnings	269.6	210.6
Dividends paid in cash	(178.4)	(160.8)
Translation adjustment upon merger of foreign subsidiary	0.9	—
Balance at end of period	3,063.0	2,739.4
Accumulated other comprehensive income (loss)
Balance at beginning of period	(30.7)	(21.2)
Other comprehensive income (loss)	2.3	(4.4)
Balance at end of period	(28.4)	(25.6)
Total stockholders' equity	$3,142.0	2,786.7

Cash dividends paid per share of common stock	$0.31	$0.28
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)

	(Unaudited)
	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$269.6	210.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	41.2	39.3
Loss (gain) on sale of property and equipment	3.5	(0.6)
Bad debt expense	(0.3)	(0.1)
Deferred income taxes	1.0	0.3
Stock-based compensation	1.5	1.5
Amortization of intangible assets	2.7	2.7
Changes in operating assets and liabilities:
Trade accounts receivable	(169.9)	(82.1)
Inventories	(76.4)	31.1
Other current assets	60.7	16.3
Accounts payable	56.8	8.1
Accrued expenses	(30.1)	(6.3)
Income taxes	69.6	53.9
Other	0.1	0.1
Net cash provided by operating activities	230.0	274.8

Cash flows from investing activities:
Purchases of property and equipment	(35.5)	(32.7)
Proceeds from sale of property and equipment	2.4	2.7
Other	(0.1)	0.1
Net cash used in investing activities	(33.2)	(29.9)

Cash flows from financing activities:
Proceeds from debt obligations	235.0	110.0
Payments against debt obligations	(260.0)	(110.0)
Proceeds from exercise of stock options	3.9	6.6
Payments of dividends	(178.4)	(160.8)
Net cash used in financing activities	(199.5)	(154.2)

Effect of exchange rate changes on cash and cash equivalents	0.7	(2.5)

Net (decrease) increase in cash and cash equivalents	(2.0)	88.2

Cash and cash equivalents at beginning of period	236.2	245.7
Cash and cash equivalents at end of period	$234.2	333.9

Supplemental information:
Cash paid for interest	$2.3	2.4
Net cash paid for income taxes	$15.2	12.4
Leased assets obtained in exchange for new operating lease liabilities	$23.9	30.9
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2022 and 2021
(Unaudited)
(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as the company, Fastenal, or by terms such as we, our, or us) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in our consolidated financial statements as of and for the year ended December 31, 2021. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Immaterial Revision
The prior period balances for additional paid-in capital and common stock have been updated in the Condensed Consolidated Statements of Stockholders' Equity to reflect the impact of an immaterial correction which reclassified $2.9 from additional paid-in capital to common stock in connection with the 2019 stock split.
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

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2022 and 2021
(Unaudited)
Disaggregation of Revenue
Our revenues related to the following geographic areas were as follows for the periods ended March 31:

	Three-month Period
	2022	2021
United States	$1,431.7	1,187.8
Canada and Mexico	213.4	176.8
North America	1,645.1	1,364.6
All other foreign countries	59.0	52.4
Total revenues	$1,704.1	1,417.0

The percentages of our sales by end market were as follows for the periods ended March 31:

	Three-month Period
	2022	2021
Manufacturing	71.2%	68.0%
Non-residential construction	10.4%	10.8%
Other	18.4%	21.2%
	100.0%	100.0%

The percentages of our sales by product line were as follows for the periods ended March 31:

		Three-month Period
Type	Introduced	2022	2021
Fasteners (1)	1967	34.3%	32.5%
Tools	1993	8.2%	8.6%
Cutting tools	1996	5.0%	5.0%
Hydraulics & pneumatics	1996	6.5%	6.3%
Material handling	1996	5.6%	5.5%
Janitorial supplies	1996	7.9%	8.5%
Electrical supplies	1997	4.4%	4.3%
Welding supplies	1997	3.7%	3.8%
Safety supplies	1999	21.0%	21.5%
Other		3.4%	4.0%
		100.0%	100.0%
(1) The fasteners product line represents fasteners and miscellaneous supplies.
(3) Stockholders' Equity
Dividends
On April 12, 2022, our board of directors declared a quarterly dividend of $0.31 per share of common stock to be paid in cash on May 25, 2022 to shareholders of record at the close of business on April 27, 2022. Since 2011, we have paid quarterly cash dividends, and in 2020, we paid a special cash dividend late in the year. Our board of directors currently intends to continue paying quarterly cash dividends, provided that any future determination as to payment of dividends will depend on the financial condition and results of operations of the company and such other factors as are deemed relevant by the board of directors.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2022 and 2021
(Unaudited)
The following table presents the cash dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2022	2021
First quarter	$0.31	$0.28
Second quarter	$0.31	$0.28
Third quarter		$0.28
Fourth quarter		$0.28
Total	$0.62	$1.12
Stock Options
The following tables summarize the details of options granted under our stock option plans that were outstanding as of March 31, 2022, and the assumptions used to value these grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	March 31, 2022
Date of Grant				Options Outstanding	Options Exercisable
January 3, 2022	713,438	$62.00	$61.980	701,829	53,355
January 4, 2021	741,510	$48.00	$47.650	691,096	26,643
January 2, 2020	902,263	$38.00	$37.230	796,263	272,843
January 2, 2019	1,316,924	$26.00	$25.705	958,946	421,462
January 2, 2018	1,087,936	$27.50	$27.270	712,852	435,272
January 3, 2017	1,529,578	$23.50	$23.475	706,446	542,046
April 19, 2016	1,690,880	$23.00	$22.870	520,571	330,717
April 21, 2015	1,786,440	$21.00	$20.630	394,072	232,732
April 22, 2014	1,910,000	$28.00	$25.265	182,839	107,855
April 16, 2013	410,000	$27.00	$24.625	5,672	5,672
Total	12,088,969			5,670,586	2,428,597

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 3, 2022	1.3%	5.00	1.7%	28.52%	$13.68
January 4, 2021	0.4%	5.00	2.0%	29.17%	$9.57
January 2, 2020	1.7%	5.00	2.4%	25.70%	$6.81
January 2, 2019	2.5%	5.00	2.9%	23.96%	$4.40
January 2, 2018	2.2%	5.00	2.3%	23.45%	$5.02
January 3, 2017	1.9%	5.00	2.6%	24.49%	$4.20
April 19, 2016	1.3%	5.00	2.6%	26.34%	$4.09
April 21, 2015	1.3%	5.00	2.7%	26.84%	$3.68
April 22, 2014	1.8%	5.00	2.0%	28.55%	$4.79
April 16, 2013	0.7%	5.00	1.6%	37.42%	$6.33
All of the options in the tables above vest and become exercisable over a period of up to eight years. Generally, each option will terminate approximately ten years after the grant date.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2022 and 2021
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the three-month periods ended March 31, 2022 and 2021 was $1.5 and $1.5, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of March 31, 2022 was $18.5 and is expected to be recognized over a weighted average period of 4.56 years. Any future changes in estimated forfeitures will impact this amount.
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings per share calculation because they were anti-dilutive:

	Three-month Period
Reconciliation	2022	2021
Basic weighted average shares outstanding	575,559,161	574,336,112
Weighted shares assumed upon exercise of stock options	2,059,645	2,210,857
Diluted weighted average shares outstanding	577,618,806	576,546,969

	Three-month Period
Summary of Anti-dilutive Options Excluded	2022	2021
Options to purchase shares of common stock	930,401	711,977
Weighted average exercise prices of options	$58.40	48.00
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
Translation Adjustment Upon Merger of Foreign Subsidiary
For the three months ended March 31, 2022, we recognized $0.9 of historical cumulative translation to retained earnings upon the merger of a foreign subsidiary.
(4) Income Taxes
We file income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. We are no longer subject to income tax examinations by taxing authorities for taxable years before 2018 in the case of United States federal examinations, and with limited exceptions, before 2016 in the case of foreign, state, and local examinations. During the first quarter of 2022, there were no material changes in unrecognized tax benefits.
(5) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $79.3. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2022 and 2021
(Unaudited)
(6) Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	Average Interest Rate at March 31, 2022		Debt Outstanding
		Maturity Date	March 31, 2022	December 31, 2021
Unsecured revolving credit facility	1.40%	November 30, 2023	$—	25.0
Senior unsecured promissory notes payable, Series B	2.45%	July 20, 2022	35.0	35.0
Senior unsecured promissory notes payable, Series C	3.22%	March 1, 2024	60.0	60.0
Senior unsecured promissory notes payable, Series D	2.66%	May 15, 2025	75.0	75.0
Senior unsecured promissory notes payable, Series E	2.72%	May 15, 2027	50.0	50.0
Senior unsecured promissory notes payable, Series F	1.69%	June 24, 2023	70.0	70.0
Senior unsecured promissory notes payable, Series G	2.13%	June 24, 2026	25.0	25.0
Senior unsecured promissory notes payable, Series H	2.50%	June 24, 2030	50.0	50.0
Total			365.0	390.0
Less: Current portion of debt			(35.0)	(60.0)
Long-term debt			$330.0	330.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation			$36.3	36.3
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
Senior Unsecured Promissory Notes Payable
We have issued senior unsecured promissory notes under our master note agreement (the Master Note Agreement) in the aggregate principal amount of $365.0 as of March 31, 2022. Our aggregate borrowing capacity under the Master Note Agreement is $600.0; however, none of the institutional investors party to that agreement are committed to purchase notes thereunder. There is no amortization of these notes prior to their maturity date and interest is payable quarterly. The notes currently issued under our Master Note Agreement, including the maturity date and fixed interest rate per annum of each series of note, are contained in the table above. The Master Note Agreement contains certain financial and other covenants and we are currently in compliance with these covenants.
(7) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2021 annual report on Form 10-K in Note 10 of the Notes to Consolidated Financial Statements. As of March 31, 2022, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2022 and 2021
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
Our motto is Where Industry Meets Innovation™. We are a customer and growth-centric organization focused on identifying unique technologies, capabilities, and supply chain solutions that get us closer to our customers and reduce the total cost of their global supply chain. We believe this close-to-the-customer, high touch partnership approach is differentiated in the marketplace and allows us to gain market share in what remains a fragmented industrial distribution market.
Executive Overview
Net sales increased $287.0, or 20.3%, in the first quarter of 2022 when compared to the first quarter of 2021. There was one more selling day in the quarter relative to the year earlier period, and taking this into consideration our net daily sales increased 18.4% in the first quarter of 2022 when compared to the first quarter of 2021. This increase is due to improved unit sales across most products to our traditional manufacturing and construction customers, resulting from continued improvement in business activity. Our net daily sales growth also benefited by roughly 100 basis points from the absence of last year's adverse weather. Our gross profit increased $149.9, or 23.3%, in the first quarter of 2022 relative to the first quarter of 2021, and as a percentage of net sales increased to 46.6% in the first quarter of 2022 from 45.4% in the first quarter of 2021. Our operating income increased $77.7, or 27.7%, in the first quarter of 2022 relative to the first quarter of 2021, and as a percentage of net sales increased to 21.0% in the first quarter of 2022 from 19.8% in the first quarter of 2021. Our net earnings during the first quarter of 2022 were $269.6, an increase of 28.0% compared to the first quarter of 2021. Our diluted net earnings per share were $0.47 during the first quarter of 2022, which increased from $0.37 during the first quarter of 2021.
The table below summarizes our total and FTE (based on 40 hours per week) employee headcount, our investments related to in-market locations (defined as the sum of the total number of branch locations and the total number of active Onsite locations), and weighted Fastenal Managed Inventory (FMI) devices at the end of the periods presented and the percentage change compared to the end of the prior periods.

			Change Since:		Change Since:
	Q1 2022	Q4 2021	Q4 2021	Q1 2021	Q1 2021
In-market locations - absolute employee headcount	12,855	12,464	3.1%	12,683	1.4%
In-market locations - FTE employee headcount	11,644	11,337	2.7%	11,323	2.8%
Total absolute employee headcount	21,167	20,507	3.2%	20,532	3.1%
Total FTE employee headcount	18,958	18,370	3.2%	18,094	4.8%

Number of branch locations	1,760	1,793	-1.8%	1,959	-10.2%
Number of active Onsite locations	1,440	1,416	1.7%	1,285	12.1%
Number of in-market locations	3,200	3,209	-0.3%	3,244	-1.4%
Weighted FMI devices (MEU installed count) (1)	94,425	92,874	1.7%	85,157	10.9%
(1) This number excludes approximately 10,000 non-weighted devices that are part of our locker lease program.
During the last twelve months, we increased our total FTE employee headcount by 864. This reflects an increase in our in-market and non-in-market selling FTE employee headcount of 541 to support growth in the marketplace and sales initiatives targeting customer acquisition. We had an increase in our distribution center FTE employee headcount of 161 to support increasing product throughput at our facilities and to expand our local inventory fulfillment terminals (LIFTs). We had an increase in our remaining FTE employee headcount of 162 that relates primarily to personnel investments in information technology, manufacturing, and operational support, such as purchasing and product development.

Much of the increase in our FTE count noted above has occurred in the first quarter of 2022 specifically as the market for hiring has improved. Of the 864 increase in total FTE, approximately 72% were added in the first quarter of 2022. Of the 541 increase in in-market and non-in-market FTE, approximately 79% were added in the first quarter of 2022. Of the 161 increase in distribution center FTE, approximately 72% were added in the first quarter of 2022. Of the 162 increase in remaining FTE, approximately 49% were added in the first quarter of 2022.
We opened six branches in the first quarter of 2022 and closed 39 branches, net of conversions. We activated 57 Onsite locations in the first quarter of 2022 and closed 33, net of conversions. In any period, the number of closings tend to reflect both normal churn in our business, whether due to redefining or exiting customer relationships, the shutting or relocation of customer facilities that host our locations, or a customer decision, as well as our ongoing review of underperforming locations. Our in-market network forms the foundation of our business strategy, and we will continue to open or close locations as is deemed necessary to sustain and improve our network, support our growth drivers, and manage our operating expenses.
Results of Operations

The following sets forth condensed consolidated statement of earnings information (as a percentage of net sales) for the periods ended March 31:

	Three-month Period
	2022	2021
Net sales	100.0%	100.0%
Gross profit	46.6%	45.4%
Operating and administrative expenses	25.5%	25.6%
Operating income	21.0%	19.8%
Net interest expense	-0.1%	-0.2%
Earnings before income taxes	20.9%	19.6%

Note – Amounts may not foot due to rounding difference.
Net Sales
The table below sets forth net sales and daily sales for the periods ended March 31, and changes in such sales from the prior period to the more recent period:

	Three-month Period
	2022	2021
Net sales	$1,704.1	1,417.0
Percentage change	20.3%	3.7%
Business days	64	63
Daily sales	$26.6	22.5
Percentage change	18.4%	5.3%
Daily sales impact of currency fluctuations	-0.1%	0.6%

Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
Net sales increased $287.0, or 20.3%, in the first quarter of 2022 when compared to the first quarter of 2021. There was one more selling day in the quarter relative to the year earlier period, and taking this into consideration our net daily sales increased 18.4% in the first quarter of 2022 when compared to the first quarter of 2021. This increase is due to improved unit sales across most products to our traditional manufacturing and construction customers, resulting from continued improvement in business activity. Our net daily sales growth also benefited by roughly 100 basis points from the absence of last year's adverse weather.
The overall impact of product pricing on net sales was 580 to 610 basis points during the first quarter of 2022. This increase reflects pricing actions taken during 2021, particularly in the second half, and the first quarter of 2022. These actions were taken as part of our strategy to mitigate the impact of marketplace inflation for our products, particularly fasteners, and transportation services. During the first quarter of 2022, costs for fuel and transportation services accelerated in their inflationary impact. We will continue to take actions aimed at mitigating the impact of product and transportation cost inflation as the need arises in 2022. The impact of product pricing on net sales in the first quarter of 2021 was 60 to 90 basis points.
From a product standpoint, we have three categories: fasteners, safety products, and other products, the latter of which includes eight smaller product categories, such as tools, janitorial supplies, and cutting tools. Fastener daily sales increased 24.6% over the first quarter of 2021, and represented 34.3% of our net sales in the first quarter of 2022; fasteners represented 32.5% of net sales in the first quarter of 2021. Safety daily sales, which includes personal protective equipment (PPE), increased 15.3% over the first quarter of 2021 and represented 21.0% of our net sales in the first quarter of 2022; safety products represented 21.5% of net sales in the first quarter of 2021. Daily sales of other products increased 14.8% over the first quarter of 2021 and represented 44.7% of our net sales in the first quarter of 2022; other products represented 46.0% of net sales in the first quarter of 2021.
From an end market standpoint, daily sales to our manufacturing customers increased 23.9% in the first quarter of 2022 from the first quarter of 2021. Daily sales to our non-residential construction customers increased 14.1% in the first quarter of 2022 from the first quarter of 2021. Sales trends for our traditional manufacturing and construction customers reflected sustained strength in underlying economic activity as well as favorable product pricing. Sales to government customers, which includes health care providers, decreased 6.2% and was 4.3% of sales in the first quarter of 2022, down from 5.4% in the first quarter of 2021.
We report our customers in two categories: national accounts, which are customers with a multi-site contract, and non-national accounts, which include large regional customers, small local customers, and government customers. Daily sales to our national account customers increased 22.8% in the first quarter of 2022 over the first quarter of 2021. Most of our national account customers grew in the first quarter of 2022 over the year earlier period, as our sales grew at 92 of our Top 100 national account customers. Revenues attributable to national account customers represented 57.1% of our total revenues in the period. Daily sales to our non-national account customers, which includes government customers, increased 13.0% in the first quarter of 2022 from the first quarter of 2021. Revenues attributable to non-national account customers represented 42.9% of our total revenues in the period.
Our growth driver signings have been challenged over recent quarters. At various times over the last several years, the COVID-19 pandemic, severe constraints on supply chains and labor availability, and/or significant inflation have created issues with access to facilities and key decision-makers or diverted energy from conversations about our growth drivers. However, as the primary effects of the pandemic have receded and as supply chain, labor and marketplace challenges have stabilized, the outlook for signings activity going forward is improved.
•During the first quarter of 2022, we signed 106 new Onsite locations (defined as dedicated sales and service provided from within, or in close proximity to, the customer's facility). We had 1,440 active sites on March 31, 2022, which represented an increase of 12.1% from March 31, 2021. Daily sales through our Onsite locations, excluding sales transferred from branches to new Onsites, grew at a better than 20% rate in the first quarter of 2022 over the first quarter of 2021. This growth is due to improved business activity from our Onsite customers and, to a lesser degree, contributions from the increase in the number of Onsites we operate. It is not unusual for Onsite signings to be relatively strong in first quarters of calendar years. The signings in the first quarter of 2022 represent a record number for any quarter and a substantial improvement on first quarter signings over the prior two years. We believe this reflects normalization of the business environment which is improving access to facilities and decision-makers while reviving customers' strategic planning around supply chain solutions. We continue to believe the market will support a long-term rate of 375 to 400 annual signings, and this remains our goal for Onsite signings in 2022.
•FMI Technology is comprised of our FASTStock℠ (scanned stocking locations), FASTBin℠ (infrared, RFID, and scaled bins), and FASTVend℠ (vending devices) offering. FASTStock's fulfillment processing technology is not embedded, is relatively less expensive and highly flexible in application, and delivered using our proprietary mobility technology. FASTBin and FASTVend incorporate highly efficient and powerful embedded data tracking and fulfillment processing technologies. Prior to 2021, we reported exclusively on the signings, installations, and sales of FASTVend. Beginning in the first quarter of 2021, we began disclosing certain statistics around our FMI offering. The first statistic is a weighted FMI® measure which combines the signings and installations of FASTBin and FASTVend in a standardized machine equivalent unit (MEU) based on the expected output of each type of device. We do not include FASTStock in this measurement because scanned stocking locations can take many forms, such as bins, shelves, cabinets, pallets, etc., that cannot be converted into a standardized MEU. The second statistic is revenue through FMI Technology which combines the net sales through FASTStock, FASTBin, and FASTVend. A portion of the growth in net sales experienced by FMI, particularly FASTStock and FASTBin, reflects the migration of products from less efficient non-digital stocking locations to more efficient, digital stocking locations.

The table below summarizes the signings and installations of, and sales through, our FMI devices.

	Three-month Period
	2022	2021	Change
Weighted FASTBin/FASTVend signings (MEUs)	5,329	4,683	13.8%
Signings per day	83	74
Weighted FASTBin/FASTVend installations (MEUs; end of period)	94,425	85,157	10.9%

FASTStock sales	$198.5	$110.5	79.5%
% of sales	11.5%	7.7%
FASTBin/FASTVend sales	$412.0	$301.0	36.9%
% of sales	23.9%	21.0%
FMI sales	$610.5	$411.5	48.4%
FMI daily sales	$9.5	$6.5	46.0%
% of sales	35.4%	28.7%
Our signings in the first quarter of 2022 were below the pace necessary to achieve our annual goals. However, we had meaningful improvement in signings per day on both an annual and sequential basis and experienced better momentum through the quarter. As a result, our 2022 goal for weighted FASTBin and FASTVend device signings remains at 23,000 to 25,000 MEUs.
All metrics provided above exclude approximately 10,000 non-weighted vending devices that are part of a leased locker program.
•Our eCommerce business includes sales made through an electronic data interface (EDI), or other types of technical integrations, and through our web verticals. Daily sales through eCommerce grew 55.6% in the first quarter of 2022. Revenues attributable to eCommerce represented 16.1% of our total revenues in the first quarter of 2022.
Our digital products and services are comprised of sales through FMI (FASTStock, FASTBin, and FASTVend) plus that proportion of our eCommerce sales that do not represent billings of FMI services (collectively, our Digital Footprint). We believe the data that is created through our digital capabilities enhances product visibility, traceability, and control that reduces risk in operations and creates ordering and fulfillment efficiencies for both ourselves and our customers. As a result, we believe our opportunity to grow our business will be enhanced through the continued development and expansion of our digital capabilities.
Our Digital Footprint in the first quarter of 2022 represented 47.0% of our sales. We began to provide this figure in the first quarter of 2021, when we reported that our Digital Footprint represented 34.8% of our sales. We subsequently identified a calculation error. Using the same approach to calculating our Digital Footprint as we used starting in the second quarter of 2021, our Digital Footprint represented 39.1% of our sales in the first quarter of 2021.
Sales by Product Line
The approximate mix of sales from fasteners, safety supplies, and all other product lines was as follows for the periods ended March 31:

	Three-month Period
	2022	2021
Fasteners	34.3%	32.5%
Safety supplies	21.0%	21.5%
Other product lines	44.7%	46.0%
	100.0%	100.0%
Gross Profit
Our gross profit, as a percentage of net sales, increased 120 basis points to 46.6% in the first quarter of 2022 from 45.4% in the first quarter of 2021. This increase reflects a couple of items. First, the first quarter of 2021 included a $7.8 write-down of masks, the value of which had declined significantly as supply shifted from tightly constrained in mid-2020 to abundantly available in early 2021. The absence of this write-down contributed 60 basis points to the increase in the gross margin percentage in the first quarter of 2022. Second, product margins improved, primarily due to a higher gross profit percentage realized in our safety products. This was a result of the margin of COVID-related products returning to pre-pandemic levels.

The first quarter of 2022 did not have the large, multi-quarter commitments to supply COVID supplies, generally at a lower margin, that existed in the first quarter of 2021. This more than offset slightly lower fastener product margins. The impact of price/cost was largely neutral to our gross profit percentage in the first quarter of 2022. These positive impacts to our gross profit percentage were partly offset by higher transportation expenses related primarily to higher overseas shipping costs, third-party freight charges, and the cost of fuel in our internal fleet. In addition, the net impact of product and customer mix was modestly negative as the dilutive impact of customer mix was slightly greater than the additive impact of product mix.
Operating and Administrative Expenses
In the first quarter of 2022 our operating and administrative expenses, as a percentage of net sales, improved slightly to 25.5% in the first quarter of 2022 from 25.6% in the first quarter of 2021. A decline, as a percentage of net sales, in occupancy-related expenses was mostly offset by increases, as a percentage of net sales, in employee-related expenses and, to a lesser degree, other operating and administrative expenses.
The percentage change in employee-related, occupancy-related, and all other operating and administrative expenses compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Three-month Period
		2022
Employee-related expenses	70% to 75%	22.9%
Occupancy-related expenses	15% to 20%	5.2%
All other operating and administrative expenses	10% to 15%	25.6%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes.
In the first quarter of 2022, our employee-related expenses increased when compared to the first quarter of 2021 due to higher average FTE during the period, a greater proportion of full-time employees in our labor pool, and higher wages. We experienced a significant increase in bonus and commission payments, which rose at a rate greater than sales, reflecting improved business activity and financial performance versus the year-ago period. We also experienced higher costs for profit sharing and healthcare.
The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior periods:

			Change Since:		Change Since:
	Q1 2022	Q4 2021	Q4 2021	Q1 2021	Q1 2021
In-market locations (branches & Onsites)	11,644	11,337	2.7%	11,323	2.8%
Non-in-market selling	2,197	2,076	5.8%	1,977	11.1%
Selling subtotal	13,841	13,413	3.2%	13,300	4.1%
Distribution/Transportation	2,856	2,740	4.2%	2,695	6.0%
Manufacturing	656	619	6.0%	613	7.0%
Organizational support personel (1)	1,605	1,598	0.4%	1,486	8.0%
Non-selling subtotal	5,117	4,957	3.2%	4,794	6.7%
Total	18,958	18,370	3.2%	18,094	4.8%
(1) Organizational support personnel consists of: (1) Sales & Growth Driver Support personnel (35%-40% of category), which includes sourcing, purchasing, supply chain, product development, etc.; (2) Information Technology personnel (30%-35% of category); and (3) Administrative Support personnel (25%-30% of category), which includes human resources, Fastenal School of Business, accounting and finance, senior management, etc.
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

In the first quarter of 2022, our occupancy-related expenses increased when compared to the first quarter of 2021. Building expense was largely flat, with lower branch-related rent being offset by non-branch capacity expansions, while we saw higher utility costs and slightly higher expenses related to investments in hardware and equipment to support growth of FMI Technology.
All other operating and administrative expenses include: (1) selling-related transportation, (2) information technology (IT) expenses, (3) general corporate expenses, which consists of legal expenses, general insurance expenses, travel and marketing expenses, etc., and (4) the loss (gain) on sales of property and equipment.
Combined, all other operating and administrative expenses increased in the first quarter of 2022 when compared to the first quarter of 2021. This is largely due to increases in non-healthcare-related insurance costs and costs related to product movement and fuel for our local truck fleet.
Net Interest Expense
Our net interest expense was $2.3 in the first quarter of 2022, compared to $2.4 in the first quarter of 2021.
Income Taxes
We recorded income tax expense of $86.1 in the first quarter of 2022, or 24.2% of earnings before income taxes. Income tax expense was $67.3 in the first quarter of 2021, or 24.2% of earnings before income taxes. We believe our ongoing tax rate, absent any discrete tax items or broader changes to tax law, will be approximately 24.5%.
Net Earnings
Our net earnings during the first quarter of 2022 were $269.6, an increase of 28.0% compared to the first quarter of 2021. Our diluted net earnings per share were $0.47 during the first quarter of 2022, an increase of 27.8% when compared to the first quarter of 2021.
Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended March 31:

	Three-month Period
	2022	2021
Net cash provided by operating activities	$230.0	274.8
Percentage of net earnings	85.3%	130.5%
Net cash used in investing activities	$33.2	29.9
Percentage of net earnings	12.3%	14.2%
Net cash used in financing activities	$199.5	154.2
Percentage of net earnings	74.0%	73.2%
Net Cash Provided by Operating Activities
We produced operating cash flow of $230.0 in the first quarter of 2022, a decrease of 16.3% from the first quarter of 2021, representing 85.3% of the period's net earnings versus 130.5% in the first quarter of 2021. The decline in our operating cash flow and conversion rate is primarily due to an increased need for working capital to support our customer's growth as business activity improves, as well as from inflation in inventory. Customer mix, while not as significant a contributor in the period as customer growth and inflation, also contributes in two ways. First, our mix of traditional manufacturing and construction customers normalized along with general business conditions and were a greater proportion of our sales mix in the first quarter of 2022 than was the case in the first quarter of 2021; these customers tend to have longer payment terms and require more inventory to support. Second, national accounts continue to grow in our sales mix, and these customers tend to have longer payment terms. These impacts were only partly offset by growth in profits.

The dollar and percentage change in accounts receivable, net, inventories, and accounts payable as of March 31, 2022 when compared to March 31, 2021 were as follows:

	March 31		Twelve-month Dollar Change	Twelve-month Percentage Change
	2022	2021	2022	2022
Accounts receivable, net	$1,071.6	851.0	$220.6	25.9%
Inventories	1,600.8	1,305.3	295.5	22.6%
Trade working capital	$2,672.4	2,156.3	$516.1	23.9%

Accounts payable	$289.9	215.1	$74.9	34.8%

Trade working capital, net	$2,382.5	1,941.3	$441.3	22.7%

Net sales in last two months	$1,163.6	969.1	$194.5	20.1%
Note - Amounts may not foot due to rounding difference.
Our accounts receivable balance increased due to several factors. First, our receivables increased as a result of improved business activity and resulting growth in our customers' sales. Second, a year ago as a result of the COVID-19 pandemic we had a greater mix of customers that traditionally have shorter payment terms. As the effect of the pandemic has receded and manufacturing and construction markets have experienced strong growth, we saw a shift in our mix in the first quarter of 2022 towards customers that traditionally have longer payment terms.
Inventory was $1,600.8 at the end of the first quarter of 2022, an increase of $295.5, or 22.6%, over the first quarter of 2021. The impact of inflation on the value of stocked parts continues to represent the most significant element behind the increase in our inventory in the period. However, increases in the quantity of goods flowing into our hubs is also contributing at a rising rate. This is due to our commitment to providing a resilient and robust supply chain as our manufacturing and construction customers expand production, deeper inventory stocking due to disruptions in supply chains, and the timing of arrival of imported product.
Accounts payable were $289.9 at the end of the first quarter of 2022, an increase of $74.9, or 34.8%, over the first quarter of 2021 due to our product purchases increasing to support the improvement in business activity at our manufacturing and construction customers.
Net Cash Used in Investing Activities
Net cash used in investing activities increased by $3.3 in the first quarter of 2022 when compared to the first quarter of 2021. This was primarily due to an increase in our net capital expenditures (purchases of property and equipment net of proceeds from sales of property and equipment) in the first quarter of 2022 compared to in the first quarter of 2021.
Our capital spending will typically fall into six categories: (1) purchases related to industrial vending, (2) purchases of property and equipment related to expansion of and enhancements to distribution centers, (3) spending on software and hardware for our information processing systems, (4) the addition of fleet vehicles, (5) expansion, improvement or investment in certain owned or leased branch properties, and (6) the addition of manufacturing and warehouse equipment. Proceeds from the sales of property and equipment, typically for the planned disposition of pick-up trucks as well as distribution vehicles and trailers in the normal course of business, are netted against these purchases and additions. During the first quarter of 2022, our net capital expenditures were $33.1, which is an increase of 10.3% from the first quarter of 2021. The increase relates to higher spending for FMI equipment to reflect current and anticipated growth in our installed base, higher spending on hub property and equipment to reflect automation and safety upgrades, and higher spending on information technology. This was partly offset by lower spending on non-hub property due to the absence of spending on our now-completed Winona, Minnesota office building and lower spending for vehicles as tight supply chains have limited availability.
Cash requirements for capital expenditures were satisfied from cash generated from operations, available cash and cash equivalents, our borrowing capacity, and the proceeds of disposals. In 2022, we continue to expect our investment in property and equipment, net of proceeds of sales, to be within a range of $180.0 to $200.0, an increase from $148.2 in 2021. This reflects an increase in spending on FMI equipment in anticipation of higher signings, an increase in spending on hub properties to reflect upgrades to and investments in automation as well as facilities upgrades, and an increase in manufacturing capacity to support demand and expand capabilities. In addition to capital expenditures, material cash requirements for known contractual obligations include debt and lease obligations which are discussed in more detail earlier in this report in the Notes to Condensed Consolidated Financial Statements and in our 2021 annual report on Form 10-K.
Net Cash Used in Financing Activities
Net cash used in financing activities increased $45.3 in the first quarter of 2022 when compared to the first quarter of 2021. This is primarily due to a reduction in debt obligations and an increase in dividends.
We returned $178.4 in dividends to our shareholders in the first quarter of 2022, compared to $160.8 in dividends in the first quarter of 2021. During the first quarters of 2022 and 2021, we did not purchase any shares of our common stock. We currently have authority to purchase up to 3,200,000 additional shares of our common stock. An overview of our cash dividends paid or declared in 2022 and 2021 is contained in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates – A discussion of our critical accounting policies and estimates is contained in our 2021 annual report on Form 10-K.
Recently Issued and Adopted Accounting Pronouncements – A description of recently issued and adopted accounting pronouncements, if any, is contained in Note 1 of the Notes to Condensed Consolidated Financial Statements.
Certain Risks and Uncertainties – Certain statements contained in this document do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations and beliefs regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, our strategies, goals, mission and vision, and our expectations related to future capital expenditures, future tax rates, future inventory levels, pricing, Onsite and weighted FMI device signings, and the impact of price increases and surge sales on overall sales growth or margin performance. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the impact of the COVID-19 pandemic, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, weak acceptance or adoption of our FMI offering or Onsite business models, increased competition in FMI or Onsite, difficulty in maintaining installation quality as our FMI business expands, the leasing to customers of a significant number of additional FMI devices, the failure to meet our goals and expectations regarding branch openings, branch closings, or expansion of our FMI offering or Onsite operations, changes in the implementation objectives of our business strategies, our ability to retain certain government and other types of customers that bought product from us for the first time during the pandemic, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law or the impact of any such changes on future tax rates, changes in tariffs or the impact of any such changes on our financial results, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, difficulties measuring the contribution of price increases on sales growth, acts of war, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks from changes in foreign currency exchange rates, commodity steel pricing, commodity energy prices, and interest rates. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments, our operations in countries other than the U.S., and earnings denominated in foreign currencies. Historically, our primary exchange rate exposure has been with the Canadian dollar against the United States dollar. We have not historically hedged our foreign currency risk given that exposure to date has not been material. In the first quarter of 2022, changes in foreign currency exchange rates decreased our reported net sales by $2.0 with the estimated effect on our net earnings being immaterial.
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners and related hardware. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers. The price level of steel as reflected in many market indexes has stabilized and even slightly fallen from recent price peaks. However, it remains slightly higher versus the first quarter of 2021, which has contributed to cost inflation in our steel-based products. Based on our ability to pass higher input costs on, the estimated effect on our net earnings in the first quarter of 2022 was immaterial.
An exception to the stability we are seeing in the broader steel market is stainless steel, a key input for which is nickel. Due to concerns for disruption in production due to the Ukrainian conflict, nickel prices soared late in the first quarter of 2022. Given the volatility of the situation, the fact that stainless steel fasteners constitute less than 5% of our total net sales, and our traditional ability to pass higher input costs on, the impact on future net earnings is unclear. The estimated effect on our net earnings in the first quarter of 2022 was immaterial.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity. During the first quarter of 2022, the price of energy as reflected in many market indexes increased due to both strong economic activity and the effects of the Ukrainian conflict, which contributed to higher costs for fuel in our vehicles and utilities at our facilities. In the first quarter of 2022, based on the fact that total energy exposure is less than 5% of our total net sales, our estimated net earnings exposure for commodity energy prices was immaterial.
Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. Given the volatility of the current marketplace and the time it takes for higher fossil fuel costs to flow through the supply chain, it is unclear to what degree the current rise in fossil fuel prices might affect future net earnings. Based on our ability to pass higher input costs on, the estimated effect on our net earnings in the first quarter of 2022 was immaterial.
Interest rates - Loans under our Credit Facility bear interest at floating rates tied to LIBOR (or, if LIBOR is no longer available, at a replacement rate to be determined by the administrative agent for the Credit Facility and consented to by us). As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase in LIBOR in the first quarter of 2022 would have resulted in approximately $0.1 of additional interest expense. A description of our Credit Facility is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the first quarter of 2022:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2022	0	$0.00	0	3,200,000
February 1-28, 2022	0	$0.00	0	3,200,000
March 1-31, 2022	0	$0.00	0	3,200,000
Total	0	$0.00	0	3,200,000

(1)
On July 11, 2017, our board of directors established a new authorization for us to repurchase up to 10,000,000 shares of our common stock. This repurchase program has no expiration date. As of March 31, 2022, we had remaining authority to repurchase 3,200,000 shares under this authorization.

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

101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: April 18, 2022	By:	/s/ Holden Lewis
Holden Lewis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 18, 2022	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Executive Vice President - Chief Accounting Officer and Treasurer
(Duly Authorized Officer and Principal Accounting Officer)