Form 10-Q
period 2022-06-30
FASTENAL CO
filed 2022-07-18
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended June 30, 2022, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 12, 2022, there were approximately 574,678,797 shares of the registrant's common stock outstanding.

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in millions except share information)

	(Unaudited)
Assets	June 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$247.9	236.2
Trade accounts receivable, net of allowance for credit losses of $11.1 and $12.0, respectively	1,103.9	900.2
Inventories	1,665.2	1,523.6
Prepaid income taxes	6.5	8.5
Other current assets	129.2	188.1
Total current assets	3,152.7	2,856.6

Property and equipment, net	1,008.7	1,019.2
Operating lease right-of-use assets	254.8	242.3
Other assets	176.1	180.9

Total assets	$4,592.3	4,299.0

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$195.0	60.0
Accounts payable	291.8	233.1
Accrued expenses	268.7	298.3
Current portion of operating lease liabilities	93.5	90.8
Total current liabilities	849.0	682.2

Long-term debt	310.0	330.0
Operating lease liabilities	165.5	156.0
Deferred income taxes	89.1	88.6

Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 800,000,000 shares authorized, 574,676,079 and 575,464,682 shares issued and outstanding, respectively	5.8	5.8
Additional paid-in capital	55.7	96.2
Retained earnings	3,171.6	2,970.9
Accumulated other comprehensive loss	(54.4)	(30.7)
Total stockholders' equity	3,178.7	3,042.2
Total liabilities and stockholders' equity	$4,592.3	4,299.0
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Amounts in millions except earnings per share)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Net sales	$3,482.6	2,924.7	$1,778.6	1,507.7

Cost of sales	1,861.7	1,580.6	951.0	807.0
Gross profit	1,620.9	1,344.1	827.6	700.7

Operating and administrative expenses	879.5	746.0	444.2	382.9
Operating income	741.4	598.1	383.4	317.8

Interest income	0.1	0.0	0.1	0.0
Interest expense	(5.0)	(5.0)	(2.8)	(2.6)

Earnings before income taxes	736.5	593.1	380.7	315.2

Income tax expense	179.8	142.8	93.6	75.5

Net earnings	$556.7	450.3	$287.1	239.7

Basic net earnings per share	$0.97	0.78	$0.50	0.42

Diluted net earnings per share	$0.96	0.78	$0.50	0.42

Basic weighted average shares outstanding	575.5	574.5	575.5	574.6

Diluted weighted average shares outstanding	577.5	576.8	577.4	577.0
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Net earnings	$556.7	450.3	$287.1	239.7
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2022 and 2021)	(23.7)	2.4	(26.0)	6.8
Comprehensive income	$533.0	452.7	$261.1	246.5
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Amounts in millions except per share information)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Common stock
Balance at beginning of period	$5.8	5.7	$5.8	5.7
Balance at end of period	5.8	5.7	5.8	5.7
Additional paid-in capital
Balance at beginning of period	96.2	59.1	101.6	67.2
Stock options exercised	5.8	13.6	1.9	7.0
Purchases of common stock	(49.3)	—	(49.3)	—
Stock-based compensation	3.0	2.9	1.5	1.4
Balance at end of period	55.7	75.6	55.7	75.6
Retained earnings
Balance at beginning of period	2,970.9	2,689.6	3,063.0	2,739.4
Net earnings	556.7	450.3	287.1	239.7
Dividends paid in cash	(356.9)	(321.6)	(178.5)	(160.8)
Translation adjustment upon merger of foreign subsidiary	0.9	—	—	—
Balance at end of period	3,171.6	2,818.3	3,171.6	2,818.3
Accumulated other comprehensive (loss) income
Balance at beginning of period	(30.7)	(21.2)	(28.4)	(25.6)
Other comprehensive (loss) income	(23.7)	2.4	(26.0)	6.8
Balance at end of period	(54.4)	(18.8)	(54.4)	(18.8)
Total stockholders' equity	$3,178.7	2,880.8	$3,178.7	2,880.8

Cash dividends paid per share of common stock	$0.62	$0.56	$0.31	$0.28
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Cash flows from operating activities:
Net earnings	$556.7	450.3	$287.1	239.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	82.4	78.9	41.2	39.6
Loss (gain) on sale of property and equipment	2.3	(1.3)	(1.2)	(0.7)
Bad debt expense	0.4	(0.1)	0.7	0.0
Deferred income taxes	0.5	0.7	(0.5)	0.4
Stock-based compensation	3.0	2.9	1.5	1.4
Amortization of intangible assets	5.4	5.4	2.7	2.7
Changes in operating assets and liabilities:
Trade accounts receivable	(209.3)	(138.0)	(39.4)	(55.9)
Inventories	(150.6)	10.6	(74.2)	(20.5)
Other current assets	58.9	(6.4)	(1.8)	(22.7)
Accounts payable	58.7	29.1	1.9	21.0
Accrued expenses	(29.6)	5.8	0.5	12.1
Income taxes	2.0	8.1	(67.6)	(45.8)
Other	0.4	0.3	0.3	0.2
Net cash provided by operating activities	381.2	446.3	151.2	171.5

Cash flows from investing activities:
Purchases of property and equipment	(83.0)	(67.3)	(47.5)	(34.6)
Proceeds from sale of property and equipment	6.5	5.8	4.1	3.1
Other	(0.6)	0.1	(0.5)	0.0
Net cash used in investing activities	(77.1)	(61.4)	(43.9)	(31.5)

Cash flows from financing activities:
Proceeds from debt obligations	695.0	165.0	460.0	55.0
Payments against debt obligations	(580.0)	(165.0)	(320.0)	(55.0)
Proceeds from exercise of stock options	5.8	13.6	1.9	7.0
Purchases of common stock	(49.3)	—	(49.3)	—
Payments of dividends	(356.9)	(321.6)	(178.5)	(160.8)
Net cash used in financing activities	(285.4)	(308.0)	(85.9)	(153.8)

Effect of exchange rate changes on cash and cash equivalents	(7.0)	(0.8)	(7.7)	1.7

Net increase (decrease) in cash and cash equivalents	11.7	76.1	13.7	(12.1)

Cash and cash equivalents at beginning of period	236.2	245.7	234.2	333.9
Cash and cash equivalents at end of period	$247.9	321.8	$247.9	321.8

Supplemental information:
Cash paid for interest	$5.0	5.0	$2.7	2.6
Net cash paid for income taxes	$175.4	132.7	$160.2	120.3
Leased assets obtained in exchange for new operating lease liabilities	$55.6	65.6	$31.7	34.7
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2022 and 2021
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
(2) Revenue
Revenue Recognition
Net sales include products and shipping and handling charges, net of estimates for product returns, and any related sales incentives. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. We recognize revenue by transferring control of the promised products to the customer, with the majority of revenue recognized at the point in time the customer obtains control of the products. We recognize revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. We estimate product returns based on historical return rates. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. The majority of our contracts have a single performance obligation and are short term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. Revenues are attributable to countries based on the selling location from which the sale occurred.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2022 and 2021
(Unaudited)
Disaggregation of Revenue
Our revenues related to the following geographic areas were as follows for the periods ended June 30:

	Six-month Period		Three-month Period
	2022	2021	2022	2021
United States	$2,928.4	2,446.1	$1,496.7	1,258.2
Canada and Mexico	438.4	368.9	225.0	192.0
North America	3,366.8	2,815.0	1,721.7	1,450.2
All other foreign countries	115.8	109.7	56.9	57.5
Total revenues	$3,482.6	2,924.7	$1,778.6	1,507.7
The percentages of our sales by end market were as follows for the periods ended June 30:

	Six-month Period		Three-month Period
	2022	2021	2022	2021
Manufacturing	71.5%	68.5%	71.8%	68.9%
Non-residential construction	10.5%	11.1%	10.7%	11.4%
Other	18.0%	20.4%	17.5%	19.7%
	100.0%	100.0%	100.0%	100.0%
The percentages of our sales by product line were as follows for the periods ended June 30:

		Six-month Period		Three-month Period
Type	Introduced	2022	2021	2022	2021
Fasteners (1)	1967	34.4%	33.1%	34.6%	33.6%
Tools	1993	8.2%	8.6%	8.2%	8.6%
Cutting tools	1996	5.0%	5.0%	5.0%	5.1%
Hydraulics & pneumatics	1996	6.6%	6.4%	6.7%	6.4%
Material handling	1996	5.7%	5.5%	5.7%	5.6%
Janitorial supplies	1996	7.9%	8.2%	8.0%	7.9%
Electrical supplies	1997	4.3%	4.4%	4.3%	4.4%
Welding supplies	1997	3.8%	3.8%	3.8%	3.8%
Safety supplies	1999	20.7%	21.3%	20.3%	21.0%
Other		3.4%	3.7%	3.4%	3.6%
		100.0%	100.0%	100.0%	100.0%
(1) The fasteners product line represents fasteners and miscellaneous supplies.
(3) Stockholders' Equity
Dividends
On July 12, 2022, our board of directors declared a quarterly dividend of $0.31 per share of common stock to be paid in cash on August 24, 2022 to shareholders of record at the close of business on July 27, 2022. Since 2011, we have paid quarterly cash dividends, and in 2020, we paid a special cash dividend late in the year. Our board of directors currently intends to continue paying quarterly cash dividends, provided that any future determination as to payment of dividends will depend on the financial condition and results of operations of the company and such other factors as are deemed relevant by the board of directors.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2022 and 2021
(Unaudited)
The following table presents the cash dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2022	2021
First quarter	$0.31	$0.28
Second quarter	$0.31	$0.28
Third quarter	$0.31	$0.28
Fourth quarter		$0.28
Total	$0.93	$1.12
Stock Options
The following tables summarize the details of options granted under our stock option plans that were outstanding as of June 30, 2022, and the assumptions used to value these grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	June 30, 2022
Date of Grant				Options Outstanding	Options Exercisable
January 3, 2022	713,438	$62.00	$61.980	695,864	53,355
January 4, 2021	741,510	$48.00	$47.650	682,763	26,643
January 2, 2020	902,263	$38.00	$37.230	790,286	269,666
January 2, 2019	1,316,924	$26.00	$25.705	949,422	415,262
January 2, 2018	1,087,936	$27.50	$27.270	705,640	430,316
January 3, 2017	1,529,578	$23.50	$23.475	695,072	534,092
April 19, 2016	1,690,880	$23.00	$22.870	506,553	381,923
April 21, 2015	1,786,440	$21.00	$20.630	373,316	294,134
April 22, 2014	1,910,000	$28.00	$25.265	167,840	167,840
Total	11,678,969			5,566,756	2,573,231

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 3, 2022	1.3%	5.00	1.7%	28.52%	$13.68
January 4, 2021	0.4%	5.00	2.0%	29.17%	$9.57
January 2, 2020	1.7%	5.00	2.4%	25.70%	$6.81
January 2, 2019	2.5%	5.00	2.9%	23.96%	$4.40
January 2, 2018	2.2%	5.00	2.3%	23.45%	$5.02
January 3, 2017	1.9%	5.00	2.6%	24.49%	$4.20
April 19, 2016	1.3%	5.00	2.6%	26.34%	$4.09
April 21, 2015	1.3%	5.00	2.7%	26.84%	$3.68
April 22, 2014	1.8%	5.00	2.0%	28.55%	$4.79
All of the options in the tables above vest and become exercisable over a period of up to eight years. Generally, each option will terminate approximately ten years after the grant date.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2022 and 2021
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the six-month periods ended June 30, 2022 and 2021 was $3.0 and $2.9, respectively, and the second quarter of 2022 and 2021 was $1.5 and $1.4, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of June 30, 2022 was $17.2 and is expected to be recognized over a weighted average period of 4.39 years. Any future changes in estimated forfeitures will impact this amount.
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings per share calculation because they were anti-dilutive:

	Six-month Period		Three-month Period
Reconciliation	2022	2021	2022	2021
Basic weighted average shares outstanding	575,510,253	574,465,377	575,462,097	574,592,653
Weighted shares assumed upon exercise of stock options	1,998,786	2,289,356	1,940,124	2,359,005
Diluted weighted average shares outstanding	577,509,039	576,754,733	577,402,221	576,951,658

	Six-month Period		Three-month Period
Summary of Anti-dilutive Options Excluded	2022	2021	2022	2021
Options to purchase shares of common stock	1,350,936	688,058	1,354,464	696,951
Weighted average exercise prices of options	$55.20	48.00	$55.22	48.00
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
Translation Adjustment Upon Merger of Foreign Subsidiary
Retained earnings for the six-month period ended June 30, 2022, includes $0.9 of historical cumulative translation upon the merger of a foreign subsidiary recognized in March of 2022.
(4) Income Taxes
We file income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. We are no longer subject to income tax examinations by taxing authorities for taxable years before 2018 in the case of United States federal examinations, and with limited exceptions, before 2016 in the case of foreign, state, and local examinations. During the first six months of 2022, there were no material changes in unrecognized tax benefits.
(5) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $82.4. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2022 and 2021
(Unaudited)
(6) Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	Average Interest Rate at June 30, 2022		Debt Outstanding
		Maturity Date	June 30, 2022	December 31, 2021
Unsecured revolving credit facility	2.74%	November 30, 2023	$140.0	25.0
Senior unsecured promissory notes payable, Series B	2.45%	July 20, 2022	35.0	35.0
Senior unsecured promissory notes payable, Series C	3.22%	March 1, 2024	60.0	60.0
Senior unsecured promissory notes payable, Series D	2.66%	May 15, 2025	75.0	75.0
Senior unsecured promissory notes payable, Series E	2.72%	May 15, 2027	50.0	50.0
Senior unsecured promissory notes payable, Series F	1.69%	June 24, 2023	70.0	70.0
Senior unsecured promissory notes payable, Series G	2.13%	June 24, 2026	25.0	25.0
Senior unsecured promissory notes payable, Series H	2.50%	June 24, 2030	50.0	50.0
Total			505.0	390.0
Less: Current portion of debt			(195.0)	(60.0)
Long-term debt			$310.0	330.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation			$36.3	36.3
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
Senior Unsecured Promissory Notes Payable
We have issued senior unsecured promissory notes under our master note agreement (the Master Note Agreement) in the aggregate principal amount of $365.0 as of June 30, 2022. Our aggregate borrowing capacity under the Master Note Agreement is $600.0; however, none of the institutional investors party to that agreement are committed to purchase notes thereunder. There is no amortization of these notes prior to their maturity date and interest is payable quarterly. The notes currently issued under our Master Note Agreement, including the maturity date and fixed interest rate per annum of each series of note, are contained in the table above. The Master Note Agreement contains certain financial and other covenants and we are currently in compliance with these covenants.
(7) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2021 annual report on Form 10-K in Note 10 of the Notes to Consolidated Financial Statements. As of June 30, 2022, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2022 and 2021
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
Executive Overview
Net sales increased $270.8, or 18.0%, in the second quarter of 2022 when compared to the second quarter of 2021. The number of business days were the same in both periods. Our gross profit increased $127.0, or 18.1%, in the second quarter of 2022 relative to the second quarter of 2021, and as a percentage of net sales was unchanged at 46.5% in the second quarter of 2022 from 46.5% in the second quarter of 2021. Our operating income increased $65.6, or 20.7%, in the second quarter of 2022 relative to the second quarter of 2021, and as a percentage of net sales increased to 21.6% in the second quarter of 2022 from 21.1% in the second quarter of 2021. Our net earnings during the second quarter of 2022 were $287.1, an increase of 19.8% compared to the second quarter of 2021. Our diluted net earnings per share were $0.50 during the second quarter of 2022, which increased from $0.42 during the second quarter of 2021.
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

			Change Since:		Change Since:		Change Since:
	Q2 2022	Q1 2022	Q1 2022	Q4 2021	Q4 2021	Q2 2021	Q2 2021
In-market locations - absolute employee headcount	13,134	12,855	2.2%	12,464	5.4%	12,446	5.5%
In-market locations - FTE employee headcount	12,039	11,644	3.4%	11,337	6.2%	11,390	5.7%
Total absolute employee headcount	21,629	21,167	2.2%	20,507	5.5%	20,317	6.5%
Total FTE employee headcount	19,523	18,958	3.0%	18,370	6.3%	18,253	7.0%

Number of branch locations	1,737	1,760	-1.3%	1,793	-3.1%	1,921	-9.6%
Number of active Onsite locations	1,501	1,440	4.2%	1,416	6.0%	1,323	13.5%
Number of in-market locations	3,238	3,200	1.2%	3,209	0.9%	3,244	-0.2%
Weighted FMI devices (MEU installed count) (1)	96,872	94,425	2.6%	92,874	4.3%	87,567	10.6%
(1) This number excludes approximately 9,000 non-weighted devices that are part of our locker lease program.

During the last twelve months, we increased our total FTE employee headcount by 1,270. This reflects an increase in our in-market and non-in-market selling FTE employee headcount of 927 to support growth in the marketplace and sales initiatives targeting customer acquisition. We had an increase in our distribution center FTE employee headcount of 181 to support increasing product throughput at our facilities and to expand our local inventory fulfillment terminals (LIFTs). We had an increase in our remaining FTE employee headcount of 162 that relates primarily to personnel investments in information technology, manufacturing, and operational support, such as purchasing and product development.
We opened two branches in the second quarter of 2022 and closed 25 branches, net of conversions. We activated 81 Onsite locations in the second quarter of 2022 and closed 20, net of conversions. In any period, the number of closings tend to reflect both normal churn in our business, whether due to redefining or exiting customer relationships, the shutting or relocation of customer facilities that host our locations, or a customer decision, as well as our ongoing review of underperforming locations. Our in-market network forms the foundation of our business strategy, and we will continue to open or close locations as is deemed necessary to sustain and improve our network, support our growth drivers, and manage our operating expenses.
SECOND QUARTER OF 2022 VERSUS SECOND QUARTER OF 2021
Results of Operations
The following table sets forth condensed consolidated statement of earnings information (as a percentage of net sales) for the periods ended June 30:

	Three-month Period
	2022	2021
Net sales	100.0%	100.0%
Gross profit	46.5%	46.5%
Operating and administrative expenses	25.0%	25.4%
Operating income	21.6%	21.1%
Net interest expense	-0.2%	-0.2%
Earnings before income taxes	21.4%	20.9%

Note – Amounts may not foot due to rounding difference.
Net Sales
The table below sets forth net sales and daily sales for the periods ended June 30, and changes in such sales from the prior period to the more recent period:

	Three-month Period
	2022	2021
Net sales	$1,778.6	1,507.7
Percentage change	18.0%	-0.1%
Business days	64	64
Daily sales	$27.8	23.6
Percentage change	18.0%	-0.1%
Daily sales impact of currency fluctuations	-0.5%	1.2%

Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
Net sales increased $270.8, or 18.0%, in the second quarter of 2022 when compared to the second quarter of 2021. The number of business days were the same in both periods. The second quarter of 2022 continued to experience strong, economically-driven growth in underlying demand for manufacturing and construction equipment and supplies, which drove higher unit sales that contributed to the increase in net sales in the period. Foreign exchange negatively affected sales in the second quarter of 2022 by approximately 50 basis points.
The overall impact of product pricing on net sales in the second quarter of 2022 was 660 to 690 basis points compared to the second quarter of 2021. This reflects actions taken over the past twelve months intended to mitigate the impact of marketplace inflation for our products, particularly fasteners, and transportation services. We did not take any broad price increases in the second quarter of 2022, but benefited from carryover from actions taken in the first quarter of 2022, the timing of opportunities with national account contracts, and tactical, SKU-level adjustments. Costs for fuel and transportation services and certain key metals and plastics are at elevated but stable levels. We will continue to take actions aimed at mitigating the impact of product and transportation cost inflation should the need arise in 2022. The impact of product pricing on net sales in the second quarter of 2021 was 80 to 110 basis points.
From a product standpoint, we have three categories: fasteners, safety products, and other products, the latter of which includes eight smaller product categories, such as tools, janitorial supplies, and cutting tools. Fastener daily sales increased 21.2% over the second quarter of 2021, and represented 34.6% of our net sales in the second quarter of 2022; fasteners represented 33.6% of net sales in the second quarter of 2021. Safety product daily sales increased 13.8% over the second quarter of 2021 and represented 20.3% of our net sales in the second quarter of 2022; safety products represented 21.0% of net sales in the second quarter of 2021. Other products daily sales increased 17.0% over the second quarter of 2021 and represented 45.1% of our net sales in the second quarter of 2022; other products represented 45.4% of net sales in the second quarter of 2021.
From an end market standpoint, daily sales to our manufacturing customers increased 23.1% in the second quarter of 2022 from the second quarter of 2021. Daily sales to our non-residential construction customers increased 10.8% in the second quarter of 2022 from the second quarter of 2021. Sales trends for our traditional manufacturing and construction customers reflected sustained strength in underlying economic activity as well as favorable product pricing. Sales to government customers, which includes health care providers, decreased 2.1% and represented 3.8% of sales in the second quarter of 2022, down from 4.6% in the second quarter of 2021.
We report our customers in two categories: national accounts, which are customers with a multi-site contract, and non-national accounts, which include large regional customers, small local customers, and government customers. Daily sales to our national account customers increased 22.9% in the second quarter of 2022 over the second quarter of 2021. Most of our national account customers grew in the second quarter of 2022 over the year earlier period, as our sales grew at 91 of our Top 100 national account customers. Revenues attributable to national account customers represented 57.3% of our total revenues in the period. Daily sales to our non-national account customers, which includes government customers, increased 12.2% in the second quarter of 2022 from the second quarter of 2021. Revenues attributable to non-national account customers represented 42.7% of our total revenues in the period.
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
•We signed 102 new Onsite locations (defined as dedicated sales and service provided from within, or in close proximity to, the customer's facility) in the second quarter of 2022, resulting in year-to-date signings of new Onsite locations of 208. We had 1,501 active sites on June 30, 2022, which represented an increase of 13.5% from June 30, 2021. Daily sales through our Onsite locations, excluding sales transferred from branches to new Onsites, grew at a better than 20% rate in the second quarter of 2022 over the second quarter of 2021. This growth is due to improved business activity from our Onsite customers and, to a lesser degree, contributions from the increase in the number of Onsites we operate. The signings through the first half of 2022 keeps us on track to sign 375 to 400 Onsites in 2022.
•FMI Technology is comprised of our FASTStock℠ (scanned stocking locations), FASTBin® (infrared, RFID, and scaled bins), and FASTVend® (vending devices) offering. FASTStock's fulfillment processing technology is not embedded, is relatively less expensive and highly flexible in application, and delivered using our proprietary mobility technology. FASTBin and FASTVend incorporate highly efficient and powerful embedded data tracking and fulfillment processing technologies. Prior to 2021, we reported exclusively on the signings, installations, and sales of FASTVend. Beginning in the first quarter of 2021, we began disclosing certain statistics around our FMI offering. The first statistic is a weighted FMI® measure which combines the signings and installations of FASTBin and FASTVend in a standardized machine equivalent unit (MEU) based on the expected output of each type of device. We do not include FASTStock in this measurement because scanned stocking locations can take many forms, such as bins, shelves, cabinets, pallets, etc., that cannot be converted into a standardized MEU. The second statistic is revenue through FMI Technology which combines the net sales through FASTStock, FASTBin, and FASTVend. A portion of the growth in net sales experienced by FMI, particularly FASTStock and FASTBin, reflects the migration of products from less efficient non-digital stocking locations to more efficient, digital stocking locations.

The table below summarizes the signings and installations of, and sales through, our FMI devices.

	Three-month Period
	2022	2021	Change
Weighted FASTBin/FASTVend signings (MEUs)	5,490	5,843	-6.0%
Signings per day	86	91
Weighted FASTBin/FASTVend installations (MEUs; end of period)	96,872	87,567	10.6%

FASTStock sales	$207.3	140.5	47.6%
% of sales	11.5%	9.2%
FASTBin/FASTVend sales	$433.3	327.7	32.2%
% of sales	24.1%	21.5%
FMI sales	$640.6	468.2	36.8%
FMI daily sales	$10.0	7.3	36.8%
% of sales	35.6%	30.7%
We began disclosing the above table in the second quarter of 2021 using sales after rebates (net sales). In the third quarter of 2021, we updated our process to reflect sales before rebates (sales) to ensure consistency across our FMI and Digital Footprint reporting. The second quarter of 2021 percent of sales figures above and our digital footprint below, may differ slightly from those disclosed in the second quarter of 2021 based on this minor change in reporting.
Our signings of FMI devices in the second quarter and year-to-date 2022 have improved slightly on a sequential basis, but at a slower pace than is necessary to achieve our annual goals. As a result, we currently expect our 2022 signings goal for weighted FASTBin and FASTVend devices to be 21,000 to 23,000 MEUs, a reduction from our previous goal of 23,000 to 25,000 MEUs.
All metrics provided above exclude approximately 9,000 non-weighted vending devices that are part of a leased locker program.
•Our eCommerce business includes sales made through an electronic data interface (EDI), or other types of technical integrations, and through our web verticals. Daily sales through eCommerce grew 52.7% in the second quarter of 2022 and represented 17.1% of our total revenues in the period.
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
Our Digital Footprint in the second quarter of 2022 represented 47.9% of our sales, an increase from 41.4% of sales in the second quarter of 2021.
Sales by Product Line
The approximate mix of sales from fasteners, safety supplies, and all other product lines was as follows for the periods ended June 30:

	Three-month Period
	2022	2021
Fasteners	34.6%	33.6%
Safety supplies	20.3%	21.0%
Other product lines	45.1%	45.4%
	100.0%	100.0%
Gross Profit
Our gross profit, as a percentage of net sales, was unchanged at 46.5% in the second quarter of 2022 from 46.5% in the second quarter of 2021. We experienced a modest decline in product margin, due in part to a greater dilutive net impact from product and customer mix, which was largely offset by better leverage of organizational expenses as a result of strong business activity. The impact of price/cost was largely neutral to our gross profit percentage in the second quarter of 2022.

Operating and Administrative Expenses
Our operating and administrative expenses, as a percentage of net sales, fell to 25.0% in the second quarter of 2022 from 25.4% in the second quarter of 2021. A decline, as a percentage of net sales, in occupancy-related and employee-related expenses was only partly offset by an increase, as a percentage of net sales, in other operating and administrative expenses.
The percentage change in employee-related, occupancy-related, and all other operating and administrative expenses compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Three-month Period
		2022
Employee-related expenses	70% to 75%	16.8%
Occupancy-related expenses	15% to 20%	1.4%
All other operating and administrative expenses	10% to 15%	34.2%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes.
In the second quarter of 2022, our employee-related expenses increased when compared to the second quarter of 2021. We experienced an increase in employee base pay, albeit at a rate below the growth in sales, due to higher average FTE during the period, a greater proportion of full-time employees in our labor pool, and, to a lesser degree, higher average wages. Bonus and commission payments and profit sharing increased at a rate greater than sales, reflecting improved business activity and financial performance versus the year-ago period. This was partly offset by lower healthcare expenses reflecting reduced COVID-related costs.
The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior periods:

			Change Since:		Change Since:
	Q2 2022	Q1 2022	Q1 2022	Q2 2021	Q2 2021
In-market locations (branches & Onsites)	12,039	11,644	3.4%	11,390	5.7%
Non-in-market selling	2,299	2,197	4.6%	2,021	13.8%
Selling subtotal	14,338	13,841	3.6%	13,411	6.9%
Distribution/Transportation	2,872	2,856	0.6%	2,691	6.7%
Manufacturing	672	656	2.4%	618	8.7%
Organizational support personnel (1)	1,641	1,605	2.2%	1,533	7.0%
Non-selling subtotal	5,185	5,117	1.3%	4,842	7.1%
Total	19,523	18,958	3.0%	18,253	7.0%
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
In the second quarter of 2022, our occupancy-related expenses increased when compared to the second quarter of 2021. Building expense declined, reflecting lower branch-related expenses. Costs related to investment in hardware and equipment, including FMI and maintenance of hub and branch equipment, increased to support growth, albeit at a rate below our sales growth.
All other operating and administrative expenses include: (1) selling-related transportation, (2) information technology (IT) expenses, (3) general corporate expenses, which consists of legal expenses, general insurance expenses, travel and marketing expenses, etc., and (4) the loss (gain) on sales of property and equipment.

Combined, all other operating and administrative expenses increased in the second quarter of 2022 when compared to the second quarter of 2021. The increase in other operating and administrative expenses relates primarily to higher product movement and fuel costs for our local truck fleet, expenses from our customer show, and increased spending for travel and supplies.
Net Interest Expense
Our net interest expense was $2.7 in the second quarter of 2022, compared to $2.6 in the second quarter of 2021.
Income Taxes
We recorded income tax expense of $93.6 in the second quarter of 2022, or 24.6% of earnings before income taxes. Income tax expense was $75.5 in the second quarter of 2021, or 24.0% of earnings before income taxes. We believe our ongoing tax rate, absent any discrete tax items or broader changes to tax law, will be approximately 24.5%.
Net Earnings
Our net earnings during the second quarter of 2022 were $287.1, an increase of 19.8% compared to the second quarter of 2021. Our diluted net earnings per share were $0.50 during the second quarter of 2022, which increased from $0.42 during the second quarter of 2021.
Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended June 30:

	Three-month Period
	2022	2021
Net cash provided by operating activities	151.2	171.5
Percentage of net earnings	52.7%	71.6%
Net cash used in investing activities	43.9	31.5
Percentage of net earnings	15.3%	13.1%
Net cash used in financing activities	85.9	153.8
Percentage of net earnings	29.9%	64.2%
Net Cash Provided by Operating Activities
We produced operating cash flow of $151.2 in the second quarter of 2022, a decrease of 11.8% from the second quarter of 2021, representing 52.7% of the period's net earnings versus 71.6% in the second quarter of 2021. Second quarters traditionally have lower conversion rates due to the timing of tax payments. However, in the second quarter of 2022, cash flow was also affected by higher working capital assets, which reflected significant product cost inflation and efforts to support customer growth.

The dollar and percentage change in accounts receivable, net, inventories, and accounts payable as of June 30, 2022 when compared to June 30, 2021 were as follows:

	June 30		Twelve-month Dollar Change	Twelve-month Percentage Change
	2022	2021	2022	2022
Accounts receivable, net	$1,103.9	908.9	$195.0	21.5%
Inventories	1,665.2	1,327.9	337.3	25.4%
Trade working capital	$2,769.1	2,236.8	$532.3	23.8%

Accounts payable	$291.8	236.1	$55.8	23.6%

Trade working capital, net	$2,477.3	2,000.7	$476.6	23.8%

Net sales in last two months	$1,207.8	1,010.6	$197.2	19.5%
Note - Amounts may not foot due to rounding difference.
Our accounts receivable balance increased due to several factors. First, our receivables increased as a result of improved business activity and resulting growth in our customers' sales. Second, we continue to experience a shift in our mix due to relatively stronger growth from national account customers, which tend to be larger and carry longer payment terms than our non-national account customers.
The increase in our inventory balance is primarily attributable to two items. First, we experienced an increase in the physical quantity of stocked product as we support our customers growth and supply chain needs. Second, we experienced significant inflation that increased the cost of our inventory. These two factors each accounted for roughly half of the increase in our total inventory balance. The proportion of our inventory gain accountable to inflation has moderated over the last few quarters reflecting stability of product costs at elevated levels and rising availability in our hubs. The latter represents our commitment to providing a resilient and robust supply chain as our customers expand production, as well as deeper inventory stocking due to disruptions in supply chains.
Our accounts payable balance increased due to higher product purchases to support the growth of our customers.
Net Cash Used in Investing Activities
Net cash used in investing activities increased by $12.4 in the second quarter of 2022 when compared to the second quarter of 2021. This was primarily due to an increase in our net capital expenditures (purchases of property and equipment net of proceeds from sales of property and equipment) in the second quarter of 2022 compared to the second quarter of 2021.
Our capital spending will typically fall into six categories: (1) purchases related to industrial vending, (2) purchases of property and equipment related to expansion of and enhancements to distribution centers, (3) spending on software and hardware for our information processing systems, (4) the addition of fleet vehicles, (5) expansion, improvement or investment in certain owned or leased branch properties, and (6) the addition of manufacturing and warehouse equipment. Proceeds from the sales of property and equipment, typically for the planned disposition of pick-up trucks as well as distribution vehicles and trailers in the normal course of business, are netted against these purchases and additions. During the second quarter of 2022, our net capital expenditures were $43.4, which is an increase of 37.8% from the second quarter of 2021. The most significant areas driving this increase are higher spending on hub safety and automation upgrades and on FMI equipment, only partly offset by lower spending on a new building in downtown Winona, which was completed in 2021.
Cash requirements for capital expenditures were satisfied from cash generated from operations, available cash and cash equivalents, our borrowing capacity, and the proceeds of disposals. In 2022, we continue to expect our investment in property and equipment, net of proceeds of sales, to be within a range of $180.0 to $200.0, an increase from $148.2 in 2021. This reflects an increase in spending on FMI equipment in anticipation of higher signings, an increase in spending on hub properties to reflect upgrades to and investments in automation, as well as facilities upgrades, and an increase in manufacturing capacity to support demand and expand capabilities. In addition to capital expenditures, material cash requirements for known contractual obligations include debt and lease obligations which are discussed in more detail earlier in this report in the Notes to Condensed Consolidated Financial Statements and in our 2021 annual report on Form 10-K.

Net Cash Used in Financing Activities
Net cash used in financing activities decreased $67.9 in the second quarter of 2022 when compared to the second quarter of 2021. This is primarily due to an increase in debt obligations, which exceeded the increase in the capital used for the payment of dividends and the purchase of our common stock in the second quarter of 2022 compared to in the second quarter of 2021.
During the second quarter of 2022, we returned $227.8 to our shareholders in the form of dividends ($178.5) and purchases of our common stock ($49.3), compared to $160.8 in the second quarter of 2021, all in the form of dividends. During the second quarter of 2022, we purchased 1,000,000 shares of our common stock at an average price of approximately $49.29 per share. We did not purchase any shares of our common stock in the second quarter of 2021.
We have authority to purchase up to 2,200,000 additional shares of our common stock under the July 11, 2017 authorization. On July 12, 2022, the board of directors of the company authorized repurchases by the company of up to an additional 8,000,000 shares of its common stock. These authorizations do not have an expiration date.
An overview of our cash dividends paid or declared in 2022 and 2021 is contained in Note 3 of the Notes to Condensed Consolidated Financial Statements.
SIX MONTHS ENDED JUNE 30, 2022 VERSUS SIX MONTHS ENDED JUNE 30, 2021
Results of Operations
The following table sets forth condensed consolidated statement of earnings information (as a percentage of net sales) for the periods ended June 30:

	Six-month Period
	2022	2021
Net sales	100.0%	100.0%
Gross profit	46.5%	46.0%
Operating and administrative expenses	25.3%	25.5%
Operating income	21.3%	20.5%
Net interest expense	-0.1%	-0.2%
Earnings before income taxes	21.2%	20.3%

Note – Amounts may not foot due to rounding difference.
Net Sales
The table below sets forth net sales and daily sales for the periods ended June 30, and changes in such sales from the prior period to the more recent period:

	Six-month Period
	2022	2021
Net sales	$3,482.6	2,924.7
Percentage change	19.1%	1.7%
Business days	128	127
Daily sales	$27.2	23.0
Percentage change	18.1%	2.5%
Daily sales impact of currency fluctuations	-0.3%	0.9%

Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
Net sales increased $557.8, or 19.1%, in the first six months of 2022 when compared to the first six months of 2021. Adjusted for one more selling day in the first six months of 2022, our net daily sales increased 18.1%. This increase is due to improved unit sales across most products, resulting from continued strength in business activity. Foreign exchange negatively affected sales in the first six months of 2022 by approximately 30 basis points.
The overall impact of product pricing on net sales was 620 to 650 basis points during the first six months of 2022. This increase reflects actions taken as part of our strategy to mitigate the impact of marketplace inflation for our products and services, particularly fasteners, and transportation services. During the first six months of 2022, costs for fuel and transportation services accelerated in their inflationary impact. We will continue to take actions aimed at mitigating the impact of product and transportation cost inflation as the need arises in 2022. The impact of product pricing on net sales was 70 to 100 basis points during the first six months of 2021.
From a product standpoint, we have three categories: fasteners, safety products, and other products, the latter of which includes eight smaller product categories, such as tools, janitorial supplies, and cutting tools. Fastener daily sales increased 22.8% over the first six months of 2021, and represented 34.4% of our net sales in the first six months of 2022; fasteners represented 33.1% of net sales in the first six months of 2021. Safety product daily sales increased 14.5% over the first six months of 2021 and represented 20.7% of our net sales in the first six months of 2022; safety products represented 21.3% of net sales in the first six months of 2021. Other products daily sales increased 15.9% over the first six months of 2021 and represented 44.9% of our net sales in the first six months of 2022; other products represented 45.6% of net sales in the first six months of 2021.
From an end market standpoint, daily sales to our manufacturing customers increased 23.5% in the first six months of 2022 from the first six months of 2021. Daily sales to our non-residential construction customers increased 12.3% in the first six months of 2022 from the first six months of 2021. Sales trends for our traditional manufacturing and construction customers reflected sustained strength in underlying economic activity as well as favorable product pricing. Sales to government customers, which includes health care providers, decreased 4.2% and was 4.1% of sales in the first six months of 2022, down from 5.0% in the first six months of 2021.
We report our customers in two categories: national accounts, which are customers with a multi-site contract, and non-national accounts, which include large regional customers, small local customers, and government customers. Daily sales to our national account customers increased 22.8% in the first six months of 2022 over the the first six months of 2021. Most of our national account customers grew in the first six months of 2022 over the year earlier period, as our sales grew at 92 of our Top 100 national account customers. Revenues attributable to national account customers represented 57.2% of our total revenues in the first six months of 2022. Daily sales to our non-national account customers, which includes government customers, increased 12.6% in the first six months of 2022 from the first six months of 2021. Revenues attributable to non-national account customers represented 42.8% of our total revenues in the the first six months of 2022.
The table below summarizes the signings and installations of, and sales through, our FMI devices.

	Six-month Period
	2022	2021	Change
Weighted FASTBin/FASTVend signings (MEUs)	10,818	10,526	2.8%
Signings per day	85	83
Weighted FASTBin/FASTVend installations (MEUs; end of period)	96,872	87,567	10.6%

FASTStock sales	$405.8	251.0	61.7%
% of sales	11.5%	8.5%
FASTBin/FASTVend sales	$845.3	628.7	34.5%
% of sales	24.0%	21.3%
FMI sales	$1,251.1	879.7	42.2%
FMI daily sales	$9.8	6.9	41.1%
% of sales	35.5%	29.8%
All metrics provided above exclude approximately 9,000 non-weighted vending devices that are part of a leased locker program.
Daily sales through eCommerce grew 54.0% in the first six months of 2022 and represented 16.6% of our total revenues in the period.
Our Digital Footprint in the first six months of 2022 represented 47.5% of our sales, an increase from 40.3% of sales in the first six months of 2021.

Sales by Product Line
The approximate mix of sales from fasteners, safety supplies, and all other product lines was as follows for the periods ended June 30:

	Six-month Period
	2022	2021
Fasteners	34.4%	33.1%
Safety supplies	20.7%	21.3%
Other product lines	44.9%	45.6%
	100.0%	100.0%
Gross Profit
In the first six months of 2022, our gross profit, as a percentage of net sales, improved to 46.5%, or 50 basis points from 46.0% in the first six months of 2021. This was driven by a number of factors. First, approximately half of the increase in gross profit percentage during this period is due to the absence in the first quarter of 2022 of a $7.8 write-down of mask inventories that we incurred in the first quarter of 2021. Second, product margins improved slightly, primarily due to a higher gross profit percentage realized in our safety products. This was a result of the margin of COVID-related products returning to pre-pandemic levels. The period did not have the large, multi-quarter commitments to supply COVID supplies, generally at a lower margin, that existed in the preceding period. This was more than offset by slightly lower fastener product margins. The impact of price/cost was largely neutral to our gross profit percentage in the first half of 2022.
Operating and Administrative Expenses
Our operating and administrative expenses, as a percentage of net sales, fell to 25.3% compared to 25.5% in the first six months of 2021. A decline, as a percentage of net sales, in occupancy-related expenses more than offset slight increases, as a percentage of net sales, in employee-related and other operating and administrative expenses.
The percentage change in employee-related, occupancy-related, and all other operating and administrative expenses compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Six-month Period
		2022
Employee-related expenses	70% to 75%	19.8%
Occupancy-related expenses	15% to 20%	3.3%
All other operating and administrative expenses	10% to 15%	30.0%
In the first six months of 2022, our employee-related expenses increased when compared to the first six months of 2021. We experienced a significant increase in bonus and commission payments, including as a percentage of net sales, based on our improved operating and financial performance over the period. We also experienced an increase in base pay, although at a rate below our growth in net sales, related to higher average FTE over the period, a shift in mix toward full-time labor, and higher wages.

The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior periods:

			Change Since:
	Q2 2022	Q4 2021	Q4 2021
In-market locations (branches & Onsites)	12,039	11,337	6.2%
Non-in-market selling	2,299	2,076	10.7%
Selling subtotal	14,338	13,413	6.9%
Distribution/Transportation	2,872	2,740	4.8%
Manufacturing	672	619	8.6%
Organizational support personnel (1)	1,641	1,598	2.7%
Non-selling subtotal	5,185	4,957	4.6%
Total	19,523	18,370	6.3%
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
In the first six months of 2022, our occupancy-related expenses increased when compared to the first six months of 2021. This was primarily related to an increase in expenses for FMI technology to support growth in our business as well as higher costs to maintain and upgrade facility equipment. Total facility costs were flat, with lower combined branch and non-branch costs due to branch rationalizations, which were offset by higher utility expenses.
Combined, all other operating and administrative expenses increased in the first six months of 2022 when compared to the first six months of 2021. The most significant contributors to this increase were higher selling-related transportation expenses to support growth and as a result of higher fuel costs, higher costs related to travel and supplies, and higher general insurance costs.
Net Interest Expense
Our net interest expense was $4.9 in the first six months of 2022, compared to $5.0 in the first six months of 2021.
Income Taxes
We recorded income tax expense of $179.8 in the first six months of 2022, or 24.4% of earnings before income taxes. Income tax expense was $142.8 in the first half of 2021, or 24.1% of earnings before income taxes.
Net Earnings
Our net earnings during the first six months of 2022 were $556.7, an increase of 23.6% when compared to the first six months of 2021. Our diluted net earnings per share where $0.96 during the first six months of 2022, which increased from $0.78 during the first six months of 2021.
Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended June 30:

	Six-month Period
	2022	2021
Net cash provided by operating activities	$381.2	446.3
Percentage of net earnings	68.5%	99.1%
Net cash used in investing activities	$77.1	61.4
Percentage of net earnings	13.8%	13.6%
Net cash used in financing activities	$285.4	308.0
Percentage of net earnings	51.3%	68.4%

Net Cash Provided by Operating Activities
We produced operating cash flow of $381.2 in the first six months of 2022, a decrease of 14.6% from the first six months of 2021, representing 68.5% of the period's net earnings versus 99.1% in the first six months of 2021. The decline in our operating cash flow and conversion rate is primarily due to an increased need for working capital to support our customers growth as business activity improves, as well as from inflation in inventory. Customer mix, while not as significant a contributor in the period as customer growth and inflation, also contributed. National accounts continue to grow in our sales mix, and these customers tend to be larger and have longer payment terms. These impacts were only partly offset by growth in profits.
Net Cash Used in Investing Activities
Net cash used in investing activities increased by $15.7 in the first six months of 2022 when compared to the first six months 2021. This was primarily due to an increase in our net capital expenditures (purchases of property and equipment net of proceeds from sales of property and equipment) in the first six months of 2022 compared to in the first six months of 2021.
During the first six months of 2022, our net capital expenditures were $76.5, which is an increase of 24.4% from the first six months of 2021. The most significant areas driving this increase are higher spending on hub safety and automation upgrades, FMI equipment, and information technology, only partly offset by lower spending on a new building in downtown Winona, which was completed in 2021.
Net Cash Used in Financing Activities
Net cash used in financing activities decreased by $22.6 in the first six months of 2022 when compared to the first six months of 2021. This is primarily due to an increase in debt obligations, which more than offset our increased use of capital for the payment of dividends and purchases of our common stock in the first six months of 2022 compared to the first six months of 2021.
During the first six months of 2022, we returned $406.2 to our shareholders in the form of dividends ($356.9) and purchases of our common stock ($49.3), compared to $321.6 in the first six months of 2021, all in the form of dividends. During the first six months of 2022, we purchased 1,000,000 shares of our common stock at an average price of approximately $49.29 per share. We did not purchase any shares of our common stock in the first six months of 2021.
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
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments, our operations in countries other than the U.S., and earnings denominated in foreign currencies. Historically, our primary exchange rate exposure has been with the Canadian dollar against the United States dollar. We have not historically hedged our foreign currency risk given that exposure to date has not been material. In the first six months of 2022, changes in foreign currency exchange rates decreased our reported net sales by $11.4 with the estimated effect on our net earnings being immaterial.
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners and related hardware. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers. The price level of steel varies depending on geography, with prices higher in Taiwan and the EU and flat to slightly down in the U.S. and China. In all regions, however, steel prices remain elevated which has contributed to cost inflation in our steel-based products. Based on our ability to pass higher input costs on, the estimated effect on our net earnings in the first six months of 2022 was immaterial.
An exception to the stability we are seeing in the broader steel market is stainless steel, a key input for which is nickel. Due to concerns for disruption in production as a result of the Ukrainian conflict, nickel prices are substantially above year ago levels, which has pushed the cost of stainless steel, and stainless steel fasteners, higher. Given the volatility of the situation, the fact that stainless steel fasteners constitute less than 5% of our total net sales, and our traditional ability to pass higher input costs on, the impact on future net earnings is unclear. The estimated effect on our net earnings in the first six months of 2022 was immaterial.

Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity. During the first six months of 2022, the price of energy as reflected in many market indexes increased due to both strong economic activity and the effects of the Ukrainian conflict, which contributed to higher costs for fuel in our vehicles and utilities at our facilities. In the first six months of 2022, based on the fact that total energy exposure is less than 5% of our total net sales, our estimated net earnings exposure for commodity energy prices was immaterial.
Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. As a result, the increase in the cost of oil has resulted in slightly higher costs for certain plastics and resins used in our products. Given the volatility of the current marketplace and the time it takes for higher fossil fuel costs to flow through the supply chain, it is unclear to what degree the current rise in fossil fuel prices might affect future net earnings. Based on our ability to pass higher input costs on, the estimated effect on our net earnings in the first six months of 2022 was immaterial.
Interest rates - Loans under our Credit Facility bear interest at floating rates tied to LIBOR (or, if LIBOR is no longer available, at a replacement rate to be determined by the administrative agent for the Credit Facility and consented to by us). As a result, changes in LIBOR can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase in LIBOR in the first six months of 2022 would have resulted in approximately $0.3 of additional interest expense. A description of our Credit Facility is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the second quarter of 2022:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2022	0	$0.00	0	3,200,000
May 1-31, 2022	0	$0.00	0	3,200,000
June 1-30, 2022	1,000,000	$49.29	1,000,000	2,200,000
Total	1,000,000	$49.29	1,000,000	2,200,000

(1)
As of June 30, 2022, we had remaining authority to repurchase 2,200,000 shares under the July 11, 2017 authorization. On July 12, 2022, the board of directors of the company authorized repurchases by the company of up to an additional 8,000,000 shares of its common stock. These authorizations do not have an expiration date.

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

101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: July 18, 2022	By:	/s/ Holden Lewis
Holden Lewis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 18, 2022	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Executive Vice President - Chief Accounting Officer and Treasurer
(Duly Authorized Officer and Principal Accounting Officer)