Form 10-Q
period 2022-09-30
FASTENAL CO
filed 2022-10-18
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended September 30, 2022, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 12, 2022, there were approximately 572,759,880 shares of the registrant's common stock outstanding.

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in millions except share information)

	(Unaudited)
Assets	September 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$231.5	236.2
Trade accounts receivable, net of allowance for credit losses of $10.2 and $12.0, respectively	1,110.6	900.2
Inventories	1,678.1	1,523.6
Prepaid income taxes	3.2	8.5
Other current assets	172.2	188.1
Total current assets	3,195.6	2,856.6

Property and equipment, net	1,008.5	1,019.2
Operating lease right-of-use assets	249.8	242.3
Other assets	173.5	180.9

Total assets	$4,627.4	4,299.0

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$150.3	60.0
Accounts payable	277.2	233.1
Accrued expenses	282.4	298.3
Current portion of operating lease liabilities	92.7	90.8
Total current liabilities	802.6	682.2

Long-term debt	404.7	330.0
Operating lease liabilities	161.2	156.0
Deferred income taxes	92.9	88.6
Other long-term liabilities	4.8	—

Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 800,000,000 shares authorized, 572,754,406 and 575,464,682 shares issued and outstanding, respectively	5.8	5.8
Additional paid-in capital	2.8	96.2
Retained earnings	3,239.7	2,970.9
Accumulated other comprehensive loss	(87.1)	(30.7)
Total stockholders' equity	3,161.2	3,042.2
Total liabilities and stockholders' equity	$4,627.4	4,299.0
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Amounts in millions except earnings per share)

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Net sales	$5,285.0	4,479.0	$1,802.4	1,554.2

Cost of sales	2,837.6	2,414.7	975.9	834.0
Gross profit	2,447.4	2,064.3	826.5	720.2

Operating and administrative expenses	1,326.7	1,147.8	447.3	401.8
Operating income	1,120.7	916.5	379.2	318.4

Interest income	0.4	0.1	0.2	0.1
Interest expense	(9.3)	(7.3)	(4.1)	(2.4)

Earnings before income taxes	1,111.8	909.3	375.3	316.1

Income tax expense	270.5	215.5	90.7	72.6

Net earnings	$841.3	693.8	$284.6	243.5

Basic net earnings per share	$1.46	1.21	$0.50	0.42

Diluted net earnings per share	$1.46	1.20	$0.50	0.42

Basic weighted average shares outstanding	574.7	574.6	573.0	575.0

Diluted weighted average shares outstanding	576.6	576.9	574.7	577.3
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Net earnings	$841.3	693.8	$284.6	243.5
Other comprehensive loss, net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2022 and 2021)	(56.4)	(8.4)	(32.7)	(10.8)
Comprehensive income	$784.9	685.4	$251.9	232.7
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Amounts in millions except per share information)

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Common stock
Balance at beginning of period	$5.8	5.7	$5.8	5.7
Balance at end of period	5.8	5.7	5.8	5.7
Additional paid-in capital
Balance at beginning of period	96.2	59.1	55.7	75.6
Stock options exercised	7.8	24.4	2.0	10.8
Purchases of common stock	(105.6)	—	(56.3)	—
Stock-based compensation	4.4	4.3	1.4	1.4
Balance at end of period	2.8	87.8	2.8	87.8
Retained earnings
Balance at beginning of period	2,970.9	2,689.6	3,171.6	2,818.3
Net earnings	841.3	693.8	284.6	243.5
Dividends paid in cash	(534.4)	(482.6)	(177.5)	(161.0)
Translation adjustment upon merger of foreign subsidiary	0.9	—	—	—
Purchases of common stock	(39.0)	—	(39.0)	—
Balance at end of period	3,239.7	2,900.8	3,239.7	2,900.8
Accumulated other comprehensive loss
Balance at beginning of period	(30.7)	(21.2)	(54.4)	(18.8)
Other comprehensive loss	(56.4)	(8.4)	(32.7)	(10.8)
Balance at end of period	(87.1)	(29.6)	(87.1)	(29.6)
Total stockholders' equity	$3,161.2	2,964.7	$3,161.2	2,964.7

Cash dividends paid per share of common stock	$0.93	$0.84	$0.31	$0.28
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Cash flows from operating activities:
Net earnings	$841.3	693.8	$284.6	243.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	123.8	119.0	41.4	40.1
Loss (gain) on sale of property and equipment	1.2	(1.1)	(1.1)	0.2
Bad debt expense	(0.9)	0.8	(1.3)	0.9
Deferred income taxes	4.3	2.3	3.8	1.6
Stock-based compensation	4.4	4.3	1.4	1.4
Amortization of intangible assets	8.1	8.1	2.7	2.7
Changes in operating assets and liabilities:
Trade accounts receivable	(222.9)	(182.2)	(13.6)	(44.2)
Inventories	(176.9)	(66.5)	(26.3)	(77.1)
Other current assets	15.9	(22.3)	(43.0)	(15.9)
Accounts payable	44.1	49.9	(14.6)	20.8
Accrued expenses	(15.9)	5.9	13.7	0.1
Income taxes	5.3	—	3.3	(8.1)
Other	7.3	1.7	6.9	1.4
Net cash provided by operating activities	639.1	613.7	257.9	167.4

Cash flows from investing activities:
Purchases of property and equipment	(131.0)	(114.7)	(48.0)	(47.4)
Proceeds from sale of property and equipment	10.1	7.7	3.6	1.9
Other	(0.7)	—	(0.1)	(0.1)
Net cash used in investing activities	(121.6)	(107.0)	(44.5)	(45.6)

Cash flows from financing activities:
Proceeds from debt obligations	1,390.0	300.0	695.0	135.0
Payments against debt obligations	(1,225.0)	(340.0)	(645.0)	(175.0)
Proceeds from exercise of stock options	7.8	24.4	2.0	10.8
Purchases of common stock	(144.6)	—	(95.3)	—
Payments of dividends	(534.4)	(482.6)	(177.5)	(161.0)
Net cash used in financing activities	(506.2)	(498.2)	(220.8)	(190.2)

Effect of exchange rate changes on cash and cash equivalents	(16.0)	(3.7)	(9.0)	(2.9)

Net (decrease) increase in cash and cash equivalents	(4.7)	4.8	(16.4)	(71.3)

Cash and cash equivalents at beginning of period	236.2	245.7	247.9	321.8
Cash and cash equivalents at end of period	$231.5	250.5	$231.5	250.5

Supplemental information:
Cash paid for interest	$9.2	7.6	$4.2	2.6
Net cash paid for income taxes	$257.3	210.7	$81.9	78.0
Leased assets obtained in exchange for new operating lease liabilities	$74.0	83.4	$18.4	17.8
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2022 and 2021
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
Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to U.S. GAAP on contract modifications, hedging relationships, and other transactions affected by reference rate reform to ease entities' financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made, hedging relationships entered into, and other transactions affected by reference rate reform, evaluated on or before December 31, 2022, beginning during the reporting period in which the guidance has been elected. We do not have any receivables, hedging relationships, lease agreements, or debt agreements that reference LIBOR or another reference rate expected to be discontinued. On September 28, 2022, we amended and restated our unsecured revolving credit agreement. At the same time, we also amended our master note agreement. As a result of the various changes made, our floating rate debt no longer references a LIBOR based benchmark rate. Therefore, we will not be electing the optional practical expedients associated with this ASU.
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

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2022 and 2021
(Unaudited)
Disaggregation of Revenue
Our revenues related to the following geographic areas were as follows for the periods ended September 30:

	Nine-month Period		Three-month Period
	2022	2021	2022	2021
United States	$4,445.1	3,753.6	$1,516.7	1,307.5
Canada and Mexico	666.5	558.8	228.1	189.9
North America	5,111.6	4,312.4	1,744.8	1,497.4
All other foreign countries	173.4	166.6	57.6	56.8
Total revenues	$5,285.0	4,479.0	$1,802.4	1,554.2
The percentages of our sales by end market were as follows for the periods ended September 30:

	Nine-month Period		Three-month Period
	2022	2021	2022	2021
Manufacturing	72.0%	68.6%	72.9%	68.9%
Non-residential construction	10.4%	11.2%	10.2%	11.3%
Other	17.6%	20.2%	16.9%	19.8%
	100.0%	100.0%	100.0%	100.0%
The percentages of our sales by product line were as follows for the periods ended September 30:

		Nine-month Period		Three-month Period
Type	Introduced	2022	2021	2022	2021
Fasteners (1)	1967	34.3%	33.2%	34.1%	33.4%
Tools	1993	8.3%	8.6%	8.4%	8.5%
Cutting tools	1996	5.0%	5.0%	5.0%	5.0%
Hydraulics & pneumatics	1996	6.6%	6.4%	6.6%	6.5%
Material handling	1996	5.7%	5.5%	5.6%	5.5%
Janitorial supplies	1996	8.0%	8.2%	8.1%	8.3%
Electrical supplies	1997	4.4%	4.3%	4.5%	4.3%
Welding supplies	1997	3.8%	3.8%	3.9%	3.8%
Safety supplies	1999	20.6%	21.2%	20.5%	21.1%
Other		3.3%	3.8%	3.3%	3.6%
		100.0%	100.0%	100.0%	100.0%
(1) The fasteners product line represents fasteners and miscellaneous supplies.
(3) Stockholders' Equity
Dividends
On October 12, 2022, our board of directors declared a quarterly dividend of $0.31 per share of common stock to be paid in cash on November 23, 2022 to shareholders of record at the close of business on October 27, 2022. Since 2011, we have paid quarterly cash dividends, and in 2020, we paid a special cash dividend late in the year. Future determination as to payment of dividends will depend on the financial condition and results of operations of the company and such other factors as are deemed relevant by the board of directors.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2022 and 2021
(Unaudited)
The following table presents the cash dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2022	2021
First quarter	$0.31	$0.28
Second quarter	$0.31	$0.28
Third quarter	$0.31	$0.28
Fourth quarter	$0.31	$0.28
Total	$1.24	$1.12
Stock Options
The following tables summarize the details of options granted under our stock option plans that were outstanding as of September 30, 2022, and the assumptions used to value these grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise (Strike) Price	Closing Stock Price on Date of Grant	September 30, 2022
Date of Grant				Options Outstanding	Options Exercisable
January 3, 2022	713,438	$62.00	$61.980	689,415	53,355
January 4, 2021	741,510	$48.00	$47.650	676,305	26,643
January 2, 2020	902,263	$38.00	$37.230	774,842	266,832
January 2, 2019	1,316,924	$26.00	$25.705	942,372	411,536
January 2, 2018	1,087,936	$27.50	$27.270	693,780	420,712
January 3, 2017	1,529,578	$23.50	$23.475	675,420	516,344
April 19, 2016	1,690,880	$23.00	$22.870	498,563	375,563
April 21, 2015	1,786,440	$21.00	$20.630	363,211	286,051
April 22, 2014	1,910,000	$28.00	$25.265	137,868	137,868
Total	11,678,969			5,451,776	2,494,904

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 3, 2022	1.3%	5.00	1.7%	28.52%	$13.68
January 4, 2021	0.4%	5.00	2.0%	29.17%	$9.57
January 2, 2020	1.7%	5.00	2.4%	25.70%	$6.81
January 2, 2019	2.5%	5.00	2.9%	23.96%	$4.40
January 2, 2018	2.2%	5.00	2.3%	23.45%	$5.02
January 3, 2017	1.9%	5.00	2.6%	24.49%	$4.20
April 19, 2016	1.3%	5.00	2.6%	26.34%	$4.09
April 21, 2015	1.3%	5.00	2.7%	26.84%	$3.68
April 22, 2014	1.8%	5.00	2.0%	28.55%	$4.79
All of the options in the tables above vest and become exercisable over a period of up to eight years. Generally, each option will terminate approximately ten years after the grant date.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2022 and 2021
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the nine-month periods ended September 30, 2022 and 2021 was $4.4 and $4.3, respectively, and the third quarter of 2022 and 2021 was $1.4 and $1.4, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of September 30, 2022 was $15.8 and is expected to be recognized over a weighted average period of 4.23 years. Any future changes in estimated forfeitures will impact this amount.
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings per share calculation because they were anti-dilutive:

	Nine-month Period		Three-month Period
Reconciliation	2022	2021	2022	2021
Basic weighted average shares outstanding	574,667,188	574,637,254	573,019,381	574,973,196
Weighted shares assumed upon exercise of stock options	1,912,011	2,291,000	1,724,550	2,286,643
Diluted weighted average shares outstanding	576,579,199	576,928,254	574,743,931	577,259,839

	Nine-month Period		Three-month Period
Summary of Anti-dilutive Options Excluded	2022	2021	2022	2021
Options to purchase shares of common stock	1,343,160	680,227	1,340,567	688,410
Weighted average exercise prices of options	$55.23	48.00	$55.22	48.00
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
Translation Adjustment Upon Merger of Foreign Subsidiary
Retained earnings for the nine-month period ended September 30, 2022, includes $0.9 of historical cumulative translation upon the merger of a foreign subsidiary recognized in March 2022.
(4) Income Taxes
We file income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. We are no longer subject to income tax examinations by taxing authorities for taxable years before 2018 in the case of United States federal examinations, and with limited exceptions, before 2017 in the case of foreign, state, and local examinations. During the first nine months of 2022, there were no material changes in unrecognized tax benefits.
During 2020, we deferred approximately $30.0 in payroll taxes as allowed under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was signed into law in March 2020 to help businesses navigate COVID-19 related challenges. The deferred payroll taxes were paid during the third quarter of 2021.
(5) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases is approximately $86.6. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2022 and 2021
(Unaudited)
(6) Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	Average Interest Rate at September 30, 2022		Debt Outstanding
		Maturity Date	September 30, 2022	December 31, 2021
Unsecured revolving credit facility	3.94%	September 28, 2027	$225.0	25.0
Senior unsecured promissory notes payable, Series B	2.45%	July 20, 2022	—	35.0
Senior unsecured promissory notes payable, Series C	3.22%	March 1, 2024	60.0	60.0
Senior unsecured promissory notes payable, Series D	2.66%	May 15, 2025	75.0	75.0
Senior unsecured promissory notes payable, Series E	2.72%	May 15, 2027	50.0	50.0
Senior unsecured promissory notes payable, Series F	1.69%	June 24, 2023	70.0	70.0
Senior unsecured promissory notes payable, Series G	2.13%	June 24, 2026	25.0	25.0
Senior unsecured promissory notes payable, Series H	2.50%	June 24, 2030	50.0	50.0
Total			555.0	390.0
Less: Current portion of debt			(150.3)	(60.0)
Long-term debt			$404.7	330.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation			$36.3	36.3
Unsecured Revolving Credit Facility
We have an $835.0 committed unsecured revolving credit facility (Credit Facility) with an uncommitted accordion option to increase the aggregate revolving commitment by an additional $365.0 for a total commitment of $1,200.0. The Credit Facility includes a committed letter of credit subfacility of $55.0. Any borrowings outstanding under the Credit Facility for which we have the ability and intent to pay using cash within the next twelve months will be classified as a current liability. The Credit Facility contains certain financial and other covenants, and our right to borrow under the Credit Facility is conditioned upon, among other things, our compliance with these covenants. We are currently in compliance with these covenants.
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to Daily Simple SOFR plus a 0.10% spread adjustment plus 0.95%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our usage of the Credit Facility.
Senior Unsecured Promissory Notes Payable
We have issued senior unsecured promissory notes under our master note agreement (the Master Note Agreement) in the aggregate principal amount of $330.0 as of September 30, 2022. Our aggregate borrowing capacity under the Master Note Agreement is $900.0; however, none of the institutional investors party to that agreement are committed to purchase notes thereunder. There is no amortization of these notes prior to their maturity date and interest is payable quarterly. The notes currently issued under our Master Note Agreement, including the maturity date and fixed interest rate per annum of each series of note, are contained in the table above. The Master Note Agreement contains certain financial and other covenants and we are currently in compliance with these covenants.
(7) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2021 annual report on Form 10-K in Note 10 of the Notes to Consolidated Financial Statements. As of September 30, 2022, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2022 and 2021
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

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Dollar amounts are stated in millions except for share and per share amounts and where otherwise noted. Throughout this document, percentage and dollar change calculations, which are based on non-rounded dollar values, may not be able to be recalculated using the dollar values in this document due to the rounding of those dollar values. References to daily sales rate (DSR) change may reflect either growth (positive) or contraction (negative) for the applicable period.
Business
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of approximately 3,300 in-market locations. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes sales of products for both original equipment manufacturing (OEM), where our products are consumed in the final products of our customers, and manufacturing, repair and operations (MRO), where our products are consumed to support the facilities and ongoing operations of our customers. The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, oil exploration companies, oil production and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our branches, Onsite locations, and customers are primarily located in North America.
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
Executive Overview
The following table presents a performance summary of our results of operations for the nine-month and three-month periods ended September 30, 2022 and 2021.

	Nine-month Period			Three-month Period
	2022	2021	Change	2022	2021	Change
Net sales	$5,285.0	4,479.0	18.0%	$1,802.4	1,554.2	16.0%
Business days	192	191		64	64
Daily sales	$27.5	23.5	17.4%	$28.2	24.3	16.0%
Gross profit	$2,447.4	2,064.3	18.6%	$826.5	720.2	14.8%
% of net sales	46.3%	46.1%		45.9%	46.3%
Operating and administrative expenses	$1,326.7	1,147.8	15.6%	$447.3	401.8	11.3%
% of net sales	25.1%	25.6%		24.8%	25.9%
Operating income	$1,120.7	916.5	22.3%	$379.2	318.4	19.1%
% of net sales	21.2%	20.5%		21.0%	20.5%
Earnings before income taxes	$1,111.8	909.3	22.3%	$375.3	316.1	18.7%
% of net sales	21.0%	20.3%		20.8%	20.3%
Net earnings	$841.3	693.8	21.3%	$284.6	243.5	16.9%
Diluted net earnings per share	$1.46	1.20	21.3%	$0.50	0.42	17.4%

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

			Change Since:		Change Since:		Change Since:
	Q3 2022	Q2 2022	Q2 2022	Q4 2021	Q4 2021	Q3 2021	Q3 2021
In-market locations - absolute employee headcount	13,243	13,134	0.8%	12,464	6.3%	12,347	7.3%
In-market locations - FTE employee headcount	11,897	12,039	-1.2%	11,337	4.9%	11,104	7.1%
Total absolute employee headcount	22,025	21,629	1.8%	20,507	7.4%	20,231	8.9%
Total FTE employee headcount	19,519	19,523	0.0%	18,370	6.3%	17,860	9.3%

Number of branch locations	1,716	1,737	-1.2%	1,793	-4.3%	1,859	-7.7%
Number of active Onsite locations	1,567	1,501	4.4%	1,416	10.7%	1,367	14.6%
Number of in-market locations	3,283	3,238	1.4%	3,209	2.3%	3,226	1.8%
Weighted FMI devices (MEU installed count) (1)	99,409	96,872	2.6%	92,874	7.0%	90,493	9.9%
(1) This number excludes approximately 7,500 non-weighted devices that are part of our locker lease program.
During the last twelve months, we increased our total FTE employee headcount by 1,659. This reflects an increase in our in-market and non-in-market selling FTE employee headcount of 1,131 to support growth in the marketplace and sales initiatives targeting customer acquisition. We had an increase in our distribution center FTE employee headcount of 329 to support increasing product throughput at our facilities and to expand our local inventory fulfillment terminals (LIFTs). We had an increase in our remaining FTE employee headcount of 199 that relates primarily to personnel investments in information technology, manufacturing, and operational support, such as purchasing and product development.
We opened three branches in the third quarter of 2022 and closed 24 branches, net of conversions. We activated 92 Onsite locations in the third quarter of 2022 and closed 26, net of conversions. In any period, the number of closings tends to reflect both normal churn in our business, whether due to redefining or exiting customer relationships, the shutting or relocation of customer facilities that host our locations, or a customer decision, as well as our ongoing review of underperforming locations. Our in-market network forms the foundation of our business strategy, and we will continue to open or close locations as is deemed necessary to sustain and improve our network, support our growth drivers, and manage our operating expenses.
THIRD QUARTER OF 2022 VERSUS THIRD QUARTER OF 2021
Results of Operations
The following table sets forth condensed consolidated statement of earnings information (as a percentage of net sales) for the periods ended September 30:

	Three-month Period
	2022	2021
Net sales	100.0%	100.0%
Gross profit	45.9%	46.3%
Operating and administrative expenses	24.8%	25.9%
Operating income	21.0%	20.5%
Net interest expense	-0.2%	-0.2%
Earnings before income taxes	20.8%	20.3%

Note – Amounts may not foot due to rounding difference.

Net Sales
The table below sets forth net sales and daily sales for the periods ended September 30, and changes in such sales from the prior period to the more recent period:

	Three-month Period
	2022	2021
Net sales	$1,802.4	1,554.2
Percentage change	16.0%	10.0%
Business days	64	64
Daily sales	$28.2	24.3
Percentage change	16.0%	10.0%
Daily sales impact of currency fluctuations	-0.6%	0.5%

Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
Net sales increased $248.2, or 16.0%, in the third quarter of 2022 when compared to the third quarter of 2021. The number of business days were the same in both periods. We estimate adverse weather that impacted the southeastern U.S. reduced our quarterly growth by 10 to 30 basis points. We experienced higher unit sales in the third quarter of 2022 that contributed to the increase in net sales in the period. This was due to good underlying demand in markets tied to industrial capital goods and commodities, which more than offset softer markets tied to consumer goods and relatively lower growth in construction. Foreign exchange negatively affected sales in the third quarter of 2022 by approximately 60 basis points.
The overall impact of product pricing on net sales in the third quarter of 2022 was 550 to 580 basis points compared to the third quarter of 2021. The increase is from actions taken over the past twelve months intended to mitigate the impact of marketplace inflation for our products, particularly fasteners, and transportation services. We did not take any broad pricing actions in the third quarter of 2022, and price levels in the market remained stable. The favorable impact of product pricing moderated in the third quarter of 2022 relative to the second quarter of 2022 due to comparisons against initial price events that began in the third quarter of 2021. Spot prices in the marketplace for many inputs, particularly fuel, transportation services, and steel, began to decline during the period. Due to our long supply chain for fasteners and certain non-fastener products, however, it is likely to take several quarters before this is reflected in our cost of goods. The impact of product pricing on net sales in the third quarter of 2021 was 230 to 260 basis points.
From a product standpoint, we have three categories: fasteners, safety supplies, and other product lines, the latter of which includes eight smaller product categories, such as tools, janitorial supplies, and cutting tools. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2022	2021	2022	2021
Fasteners	18.2%	20.2%	34.1%	33.4%
Safety supplies	12.4%	-2.9%	20.5%	21.1%
Other	15.4%	9.2%	45.4%	45.5%
Our end markets consist of manufacturing, non-residential construction, and other, the latter of which includes resellers, government/education, and transportation/warehousing. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2022	2021	2022	2021
Manufacturing	22.6%	20.8%	72.9%	68.9%
Non-residential construction	5.2%	10.5%	10.2%	11.3%
Other	-1.4%	-16.2%	16.9%	19.8%

We report our customers in two categories: national accounts, which are customers with a multi-site contract, and non-national accounts, which include large regional customers, small local customers, and government customers. Sales to most of our national account customers grew in the third quarter of 2022 over the year earlier period, as our sales grew at 83 of our Top 100 national account customers. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2022	2021	2022	2021
National Accounts	20.8%	16.8%	58.0%	56.6%
Non-National Accounts	9.9%	2.2%	42.0%	43.4%
Growth Drivers
•We signed 86 new Onsite locations (defined as dedicated sales and service provided from within, or in close proximity to, the customer's facility) in the third quarter of 2022, resulting in year-to-date signings of new Onsite locations of 294. We had 1,567 active sites on September 30, 2022, which represented an increase of 14.6% from September 30, 2021. Daily sales through our Onsite locations, excluding sales transferred from branches to new Onsites, grew at a greater than 20% rate in the third quarter of 2022 over the third quarter of 2021. This growth is due to improved business activity from our Onsite customers and, to a lesser degree, contributions from the increase in the number of Onsites we operate. We continue to anticipate signing 375 to 400 Onsites in 2022, though we currently expect to be in the lower half of this range given year-to-date signings.
•FMI Technology is comprised of our FASTStock℠ (scanned stocking locations), FASTBin® (infrared, RFID, and scaled bins), and FASTVend® (vending devices) offering. FASTStock's fulfillment processing technology is not embedded, is relatively less expensive and highly flexible in application, and delivered using our proprietary mobility technology. FASTBin and FASTVend incorporate highly efficient and powerful embedded data tracking and fulfillment processing technologies. Prior to 2021, we reported exclusively on the signings, installations, and sales of FASTVend. Beginning in the first quarter of 2021, we began disclosing certain statistics around our FMI offering. The first statistic is a weighted FMI® measure which combines the signings and installations of FASTBin and FASTVend in a standardized machine equivalent unit (MEU) based on the expected output of each type of device. We do not include FASTStock in this measurement because scanned stocking locations can take many forms, such as bins, shelves, cabinets, pallets, etc., that cannot be converted into a standardized MEU. The second statistic is revenue through FMI Technology which combines the sales through FASTStock, FASTBin, and FASTVend. A portion of the growth in sales experienced by FMI, particularly FASTStock and FASTBin, reflects the migration of products from less efficient non-digital stocking locations to more efficient, digital stocking locations.

The table below summarizes the signings and installations of, and sales through, our FMI devices.

	Three-month Period
	2022	2021	Change
Weighted FASTBin/FASTVend signings (MEUs)	5,187	4,813	7.8%
Signings per day	81	75
Weighted FASTBin/FASTVend installations (MEUs; end of period)	99,409	90,493	9.9%

FASTStock sales	$215.9	165.9	30.2%
% of sales	11.8%	10.6%
FASTBin/FASTVend sales	$456.9	352.4	29.7%
% of sales	25.1%	22.4%
FMI sales	$672.8	518.3	29.8%
FMI daily sales	$10.5	8.1	29.8%
% of sales	36.9%	33.0%
We continue to anticipate weighted FASTBin and FASTVend device signings in 2022 in a range of 21,000 to 23,000 MEUs.
All metrics provided above exclude approximately 7,500 non-weighted vending devices that are part of a leased locker program.
•Our eCommerce business includes sales made through an electronic data interface (EDI), or other types of technical integrations, and through our web verticals. Daily sales through eCommerce grew 50.2% in the third quarter of 2022 and represented 18.0% of our total revenues in the period.
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
Our Digital Footprint in the third quarter of 2022 represented 49.5% of our sales, an increase from 43.7% of sales in the third quarter of 2021.
Gross Profit
Our gross profit, as a percentage of net sales, declined to 45.9% in the third quarter of 2022 from 46.3% in the third quarter of 2021. The decline in our gross profit percentage was primarily related to three factors. First, the net impact from product and customer mix was dilutive, reflecting relatively strong growth of our Onsite and national account customers, which tend to be larger and have a lower gross margin percentage. Second, we experienced unfavorable price/cost, reflecting stable pricing for our products and services but slightly higher costs. Third, we had a $3.4 write down in the value of certain gloves in our inventory. Demand for nitrile gloves expanded dramatically during the pandemic, and we purchased significant quantities in 2021 to address needs from certain industries. As market conditions normalized, some of the product had an inventory value above current market value, a situation we did not see reversing. These impacts were partly offset by strong freight revenue, which narrowed our freight losses, and our ability to leverage organizational expenses.
Operating and Administrative Expenses
Our operating and administrative expenses, as a percentage of net sales, fell to 24.8% in the third quarter of 2022 from 25.9% in the third quarter of 2021. This was primarily due to a decline, as a percentage of net sales, in occupancy-related and employee-related expenses.

The percentage change in employee-related, occupancy-related, and all other operating and administrative expenses compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Three-month Period
		2022
Employee-related expenses	70% to 75%	14.1%
Occupancy-related expenses	15% to 20%	3.8%
All other operating and administrative expenses	10% to 15%	5.9%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes.
In the third quarter of 2022, our employee-related expenses increased when compared to the third quarter of 2021. We experienced an increase in employee base pay, albeit at a rate below the growth in sales, due to higher average FTE during the period and, to a lesser degree, higher average wages. Bonus and commission payments increased at a rate greater than sales, reflecting improved business activity and financial performance versus the year-ago period. We also had higher profit sharing expense. These costs were partly offset by lower healthcare expenses reflecting post-COVID normalization of the healthcare environment.
The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior periods:

			Change Since:		Change Since:
	Q3 2022	Q2 2022	Q2 2022	Q3 2021	Q3 2021
In-market locations (branches & Onsites)	11,897	12,039	-1.2%	11,104	7.1%
Non-in-market selling	2,387	2,299	3.8%	2,049	16.5%
Selling subtotal	14,284	14,338	-0.4%	13,153	8.6%
Distribution/Transportation	2,889	2,872	0.6%	2,560	12.9%
Manufacturing	671	672	-0.1%	616	8.9%
Organizational support personnel (1)	1,675	1,641	2.1%	1,531	9.4%
Non-selling subtotal	5,235	5,185	1.0%	4,707	11.2%
Total	19,519	19,523	0.0%	17,860	9.3%
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
In the third quarter of 2022, our occupancy-related expenses increased when compared to the third quarter of 2021. Costs increased related to investment in hardware and equipment, including FMI devices and materials and equipment involved in maintaining and upgrading our branches and hubs. Total building costs were mostly flat in the period.
All other operating and administrative expenses include: (1) selling-related transportation, (2) information technology (IT) expenses, (3) general corporate expenses, which consists of legal expenses, general insurance expenses, travel and marketing expenses, etc., and (4) the loss (gain) on sales of property and equipment.
Combined, all other operating and administrative expenses increased in the third quarter of 2022 when compared to the third quarter of 2021. The increase in other operating and administrative expenses relates primarily to higher product movement and fuel costs for our local truck fleet, increased spending on information technology services, and increased spending for travel and supplies. This was only partly offset by reduced spending for general insurance.

Net Interest Expense
Our net interest expense was $3.9 in the third quarter of 2022, compared to $2.3 in the third quarter of 2021. This increase was due to higher average debt balances and higher average interest rates during the period.
Income Taxes
We recorded income tax expense of $90.7 in the third quarter of 2022, or 24.2% of earnings before income taxes. Income tax expense was $72.6 in the third quarter of 2021, or 23.0% of earnings before income taxes. We believe our ongoing tax rate, absent any discrete tax items or broader changes to tax law, will be approximately 24.5%.
Net Earnings
Our net earnings during the third quarter of 2022 were $284.6, an increase of 16.9% compared to the third quarter of 2021. Our diluted net earnings per share were $0.50 during the third quarter of 2022, which increased from $0.42 during the third quarter of 2021.
Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended September 30:

	Three-month Period
	2022	2021
Net cash provided by operating activities	257.9	167.4
Percentage of net earnings	90.6%	68.8%
Net cash used in investing activities	44.5	45.6
Percentage of net earnings	15.6%	18.7%
Net cash used in financing activities	220.8	190.2
Percentage of net earnings	77.6%	78.1%
Net Cash Provided by Operating Activities
We produced operating cash flow of $257.9 in the third quarter of 2022, an increase of 54.1% from the third quarter of 2021, representing 90.6% of the period's net earnings versus 68.8% in the third quarter of 2021. While the conversion rate in the third quarter of 2022 remains below historical norms for the period, it also represents the first year-over-year improvement in the metric since the first quarter of 2021. The resources required for operating working capital eased relative to prior periods.
The dollar and percentage change in accounts receivable, net, inventories, and accounts payable as of September 30, 2022 when compared to September 30, 2021 were as follows:

	September 30		Twelve-month Dollar Change	Twelve-month Percentage Change
	2022	2021	2022	2022
Accounts receivable, net	$1,110.6	949.4	$161.2	17.0%
Inventories	1,678.1	1,401.1	277.0	19.8%
Trade working capital	$2,788.7	2,350.5	$438.3	18.6%

Accounts payable	$277.2	256.9	$20.3	7.9%

Trade working capital, net	$2,511.5	2,093.6	$418.0	20.0%

Net sales in last two months	$1,249.1	1,062.5	$186.6	17.6%
Note - Amounts may not foot due to rounding difference.
The increase in our accounts receivable balance in the third quarter of 2022 is primarily attributable to two factors. First, our receivables increased as a result of improved business activity and resulting growth in our customers' sales. Second, we continue to experience a shift in our mix due to relatively stronger growth from national account customers, which tend to be larger and carry longer payment terms than our non-national account customers.

The increase in our inventory balance in the third quarter of 2022 is primarily attributable to three factors. First, our inventory increased to support improved business activity by our customers. Second, over the past twelve months we have aggressively imported product to deepen our inventory as a means of addressing supply disruptions and provide our customers with resilient and robust product availability. In the third quarter of 2022, we achieved target product availability in our hubs and experienced easing constraints in our supply chain, which allowed us to slightly shorten our product ordering cycle. Third, inflation was responsible for slightly less than half of the overall increase. The impact of inflation remains significant but continues to moderate, with the third quarter being the first quarter in 2022 where inflation was not the primary driver of inventory growth in the period.
Our accounts payable balance increased due to higher product purchases to support the growth of our customers and, to a lesser degree, the favorable impact of timing on certain payable balances.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased by $1.1 in the third quarter of 2022 when compared to the third quarter of 2021. This was primarily due to an increase in our proceeds from sales of property and equipment in the third quarter of 2022 compared to the third quarter of 2021.
Our capital spending will typically fall into six categories: (1) purchases related to industrial vending, (2) purchases of property and equipment related to expansion of and enhancements to distribution centers, (3) spending on software and hardware for our information processing systems, (4) the addition of fleet vehicles, (5) expansion, improvement or investment in certain owned or leased branch properties, and (6) the addition of manufacturing and warehouse equipment. Proceeds from the sales of property and equipment, typically for the planned disposition of pick-up trucks as well as distribution vehicles and trailers in the normal course of business, are netted against these purchases and additions. During the third quarter of 2022, our net capital expenditures (purchases of property and equipment net of proceeds from sales of property and equipment) were $44.4, which is a decrease of 2.4% from the third quarter of 2021. We had higher spending for FMI equipment, information technology, and hub safety and automation upgrades, which was more than offset by lower spending on a new building in downtown Winona, completed in 2021.
Cash requirements for capital expenditures were satisfied from cash generated from operations, available cash and cash equivalents, our borrowing capacity, and the proceeds of disposals. We now expect our investment in property and equipment, net of proceeds of sales, to be within a range of $170.0 to $190.0 (versus our prior $180.0 to $200.0), an increase from $148.2 in 2021. This annual increase reflects primarily: (1) higher spending on FMI equipment in anticipation of higher signings, a deepening of FMI unit inventory to address supply chain risks, and higher unit costs; (2) an increase in spending on hub properties to reflect upgrades to and investments in automation, as well as facility upgrades; and (3) an increase in manufacturing capacity to support demand and expand capabilities. We reduced our range for the full year of 2022 due to slightly lower purchases of FMI devices deriving from our lower signings activity, slightly lower vehicle purchases due to availability constraints, and higher asset sales. In addition to capital expenditures, material cash requirements for known contractual obligations include debt and lease obligations which are discussed in more detail earlier in this report in the Notes to Condensed Consolidated Financial Statements and in our 2021 annual report on Form 10-K.
Net Cash Used in Financing Activities
Net cash used in financing activities increased $30.6 in the third quarter of 2022 when compared to the third quarter of 2021. This is primarily due to an increase in cash used for dividend payments and to purchase our common stock, which exceeded the increase in our debt obligations.
During the third quarter of 2022, we returned $272.8 to our shareholders in the form of dividends ($177.5) and purchases of our common stock ($95.3), compared to $161.0 in the third quarter of 2021, all in the form of dividends. During the third quarter of 2022, we purchased 2,000,000 shares of our common stock at an average price of approximately $47.68 per share. We did not purchase any shares of our common stock in the third quarter of 2021.
We have authority to purchase up to 200,000 additional shares of our common stock under the July 11, 2017 authorization and 8,000,000 additional shares of our common stock under the July 12, 2022 authorization. These authorizations do not have an expiration date.
An overview of our cash dividends paid or declared in 2022 and 2021 is contained in Note 3 of the Notes to Condensed Consolidated Financial Statements.

NINE MONTHS ENDED SEPTEMBER 30, 2022 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2021
Results of Operations
The following table sets forth condensed consolidated statement of earnings information (as a percentage of net sales) for the periods ended September 30:

	Nine-month Period
	2022	2021
Net sales	100.0%	100.0%
Gross profit	46.3%	46.1%
Operating and administrative expenses	25.1%	25.6%
Operating income	21.2%	20.5%
Net interest expense	-0.2%	-0.2%
Earnings before income taxes	21.0%	20.3%

Note – Amounts may not foot due to rounding difference.
Net Sales
The table below sets forth net sales and daily sales for the periods ended September 30, and changes in such sales from the prior period to the more recent period:

	Nine-month Period
	2022	2021
Net sales	$5,285.0	4,479.0
Percentage change	18.0%	4.4%
Business days	192	191
Daily sales	$27.5	23.5
Percentage change	17.4%	5.0%
Daily sales impact of currency fluctuations	-0.4%	0.8%

Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
Net sales increased $806.0, or 18.0%, in the first nine months of 2022 when compared to the first nine months of 2021. Adjusted for an extra selling day in the first nine months of 2022, our net daily sales increased 17.4%. This increase is due to improved unit sales across all major product categories, resulting from continued strength in business activity. Foreign exchange negatively affected sales in the first nine months of 2022 by approximately 40 basis points. We estimate that adverse weather reduced our growth by approximately 10 basis points during the nine-month period.
The overall impact of product pricing on net sales was 600 to 630 basis points during the first nine months of 2022. This increase reflects actions taken as part of our strategy to mitigate the impact of marketplace inflation for our products and services, particularly fasteners, and transportation services. During the first nine months of 2022, material costs remained elevated while costs for fuel and transportation services accelerated in their inflationary impact. However, during the third quarter of 2022 we began to see costs for key inputs, such as steel and fuel, decline. Should that trend be sustained, it could eventually benefit our cost of goods, although given our long supply chain it would likely take several quarters to see such an impact. The impact of product pricing on net sales was 120 to 150 basis points during the first nine months of 2021.
From a product standpoint, we have three categories: fasteners, safety supplies, and other product lines, the latter of which includes eight smaller product categories, such as tools, janitorial supplies, and cutting tools. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Nine-month Period		% of Sales Nine-month Period
	2022	2021	2022	2021
Fasteners	21.2%	17.1%	34.3%	33.2%
Safety supplies	13.8%	-15.0%	20.6%	21.2%
Other	15.7%	8.1%	45.1%	45.6%

Our end markets consist of manufacturing, non-residential construction, and other, the latter of which includes resellers, government/education, and transportation/warehousing. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Nine-month Period		% of Sales Nine-month Period
	2022	2021	2022	2021
Manufacturing	23.2%	16.7%	72.0%	68.6%
Non-residential construction	9.8%	2.9%	10.4%	11.2%
Other	2.1%	-21.1%	17.6%	20.2%
We report our customers in two categories: national accounts, which are customers with a multi-site contract, and non-national accounts, which include large regional customers, small local customers, and government customers. Sales to most of our national account customers grew in the first nine months of 2022 over the year earlier period, as our sales grew at 92 of our Top 100 national account customers. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Nine-month Period		% of Sales Nine-month Period
	2022	2021	2022	2021
National Accounts	22.1%	8.2%	57.5%	56.2%
Non-National Accounts	11.6%	1.0%	42.5%	43.8%
The table below summarizes the signings and installations of, and sales through, our FMI devices.

	Nine-month Period
	2022	2021	Change
Weighted FASTBin/FASTVend signings (MEUs)	16,005	15,339	4.3%
Signings per day	83	80
Weighted FASTBin/FASTVend installations (MEUs; end of period)	99,409	90,493	9.9%

FASTStock sales	$621.7	416.9	49.1%
% of sales	11.6%	9.2%
FASTBin/FASTVend sales	$1,302.2	981.1	32.7%
% of sales	24.4%	21.7%
FMI sales	$1,923.9	1,398.0	37.6%
FMI daily sales	$10.0	7.3	36.9%
% of sales	36.0%	30.9%
All metrics provided above exclude approximately 7,500 non-weighted vending devices that are part of a leased locker program.
Daily sales through eCommerce grew 52.6% in the first nine months of 2022 and represented 17.1% of our total revenues in the period.
Our Digital Footprint in the first nine months of 2022 represented 48.2% of our sales, an increase from 41.5% of sales in the first nine months of 2021.
Gross Profit
In the first nine months of 2022, our gross profit, as a percentage of net sales, improved to 46.3%, or 20 basis points from 46.1% in the first nine months of 2021. This was driven by relatively modest changes in a number of variables. The net effect of write-downs was favorable, as the absence of the $7.8 mask write-down we had in the first quarter of 2021 was more favorable than the $3.4 glove write-down we had in the third quarter of 2022. We also achieved good leverage over organizational expenses as a result of strong business activity. These factors more than offset the dilutive impact of customer and product mix and slightly lower product margin as the impact of weaker price/cost for fasteners more than offset strong safety product margins. The impact of price/cost was largely neutral to our gross profit percentage in the first nine months of 2022.

Operating and Administrative Expenses
Our operating and administrative expenses, as a percentage of net sales, fell to 25.1% compared to 25.6% in the first nine months of 2021. This is almost entirely due to a decline, as a percentage of net sales, in occupancy-related expenses.
The percentage change in employee-related, occupancy-related, and all other operating and administrative expenses compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Nine-month Period
		2022
Employee-related expenses	70% to 75%	17.8%
Occupancy-related expenses	15% to 20%	3.5%
All other operating and administrative expenses	10% to 15%	20.8%
In the first nine months of 2022, our employee-related expenses increased when compared to the first nine months of 2021. We experienced a significant increase in bonus and commission payments, including as a percentage of net sales, based on our improved operating and financial performance over the period. We also experienced an increase in base pay, although at a rate below our growth in net sales, related to higher average FTE over the period, a shift in mix toward full-time labor, and higher wages.
The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior period:

			Change Since:
	Q3 2022	Q4 2021	Q4 2021
In-market locations (branches & Onsites)	11,897	11,337	4.9%
Non-in-market selling	2,387	2,076	15.0%
Selling subtotal	14,284	13,413	6.5%
Distribution/Transportation	2,889	2,740	5.4%
Manufacturing	671	619	8.4%
Organizational support personnel (1)	1,675	1,598	4.8%
Non-selling subtotal	5,235	4,957	5.6%
Total	19,519	18,370	6.3%
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
In the first nine months of 2022, our occupancy-related expenses increased when compared to the first nine months of 2021. This was primarily related to an increase in expenses for FMI technology to support growth in our business as well as higher costs to maintain and upgrade facility equipment. Total facility costs were flat, with lower costs related to branch rationalization being offset by higher utility expenses.
Combined, all other operating and administrative expenses increased in the first nine months of 2022 when compared to the first nine months of 2021. The most significant contributors to this increase were higher selling-related transportation expenses to support growth and as a result of higher fuel costs, higher costs related to travel and supplies, higher spending on information technology, and higher general insurance costs.
Net Interest Expense
Our net interest expense was $8.9 in the first nine months of 2022, compared to $7.2 in the first nine months of 2021.
Income Taxes
We recorded income tax expense of $270.5 in the first nine months of 2022, or 24.3% of earnings before income taxes. Income tax expense was $215.5 in the first nine months of 2021, or 23.7% of earnings before income taxes.

Net Earnings
Our net earnings during the first nine months of 2022 were $841.3, an increase of 21.3% when compared to the first nine months of 2021. Our diluted net earnings per share where $1.46 during the first nine months of 2022, which increased from $1.20 during the first nine months of 2021.
Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended September 30:

	Nine-month Period
	2022	2021
Net cash provided by operating activities	$639.1	613.7
Percentage of net earnings	76.0%	88.5%
Net cash used in investing activities	$121.6	107.0
Percentage of net earnings	14.5%	15.4%
Net cash used in financing activities	$506.2	498.2
Percentage of net earnings	60.2%	71.8%
Net Cash Provided by Operating Activities
We produced operating cash flow of $639.1 in the first nine months of 2022, an increase of 4.1% from the first nine months of 2021, representing 76.0% of the period's net earnings versus 88.5% in the first nine months of 2021. Growth in operating cash flow was due to higher net income, which more than offset an increased need for working capital to support our customer’s growth as well as inflation in inventory. The working capital effects were more impactful to our conversion ratio, however, causing that metric to decline over the nine-month period.
Net Cash Used in Investing Activities
Net cash used in investing activities increased by $14.6 in the first nine months of 2022 when compared to the first nine months of 2021. This was primarily due to an increase in our net capital expenditures (purchases of property and equipment net of proceeds from sales of property and equipment) in the first nine months of 2022 compared to in the first nine months of 2021.
During the first nine months of 2022, our net capital expenditures were $120.9, which is an increase of 13.0% from the first nine months of 2021. The most significant areas driving this increase are higher spending on hub safety and automation upgrades, FMI equipment, and information technology, only partly offset by lower spending on a new building in downtown Winona, completed in 2021.
Net Cash Used in Financing Activities
Net cash used in financing activities increased by $8.0 in the first nine months of 2022 when compared to the first nine months of 2021. This is primarily due to an increase in cash used for dividend payments and to purchase our common stock, which exceeded the increase in our debt obligations.
During the first nine months of 2022, we returned $679.0 to our shareholders in the form of dividends ($534.4) and purchases of our common stock ($144.6), compared to $482.6 in the first nine months of 2021, all in the form of dividends. During the first nine months of 2022, we purchased 3,000,000 shares of our common stock at an average price of approximately $48.22 per share. We did not purchase any shares of our common stock in the first nine months of 2021.
Critical Accounting Policies and Estimates – A discussion of our critical accounting policies and estimates is contained in our 2021 annual report on Form 10-K.
Recently Issued and Adopted Accounting Pronouncements – A description of recently issued and adopted accounting pronouncements, if any, is contained in Note 1 of the Notes to Condensed Consolidated Financial Statements.

Certain Risks and Uncertainties – Certain statements contained in this document do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations and beliefs regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, our strategies, goals, mission and vision, and our expectations related to future capital expenditures, future tax rates, future inventory levels, pricing, Onsite and weighted FMI device signings, the impact of inflation on our cost of goods or operating costs, and the impact of price increases and surge sales on overall sales growth or margin performance. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the impact of the COVID-19 pandemic, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, weak acceptance or adoption of our FMI offering or Onsite business models, increased competition in FMI or Onsite, difficulty in maintaining installation quality as our FMI business expands, the leasing to customers of a significant number of additional FMI devices, the failure to meet our goals and expectations regarding branch openings, branch closings, or expansion of our FMI offering or Onsite operations, changes in the implementation objectives of our business strategies, our ability to retain certain government and other types of customers that bought product from us for the first time during the pandemic, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law or the impact of any such changes on future tax rates, changes in tariffs or the impact of any such changes on our financial results, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, difficulties measuring the contribution of price increases on sales growth, acts of war, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks from changes in foreign currency exchange rates, commodity steel pricing, commodity energy prices, and interest rates. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments, our operations in countries other than the U.S., and earnings denominated in foreign currencies. Historically, our primary exchange rate exposure has been with the Canadian dollar against the United States dollar. We have not historically hedged our foreign currency risk given that exposure to date has not been material. In the first nine months of 2022, changes in foreign currency exchange rates decreased our reported net sales by $22.9 with the estimated effect on our net earnings being immaterial.
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners and related hardware. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers. Although the price level of steel can vary by geography, for most of the first nine months of 2022, the market price of steel remained broadly elevated. In the third quarter, the market price of steel began to decline from previous peaks in most areas. This trend, should it be sustained, could lead to lower product costs. Traditionally, changes in the cost of input prices are at least partly passed on to customers, although given the length of the supply chain for most products this can take several quarters to occur. As a result, the estimated effect on our net earnings in the first nine months of 2022 was immaterial.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity. During the first nine months of 2022, the price of energy as reflected in many market indexes increased due to both strong economic activity and the effects of the Ukrainian conflict, which contributed to higher costs for fuel in our vehicles and utilities at our facilities. While energy costs have eased from their peaks during 2022, they remain elevated relative to average costs experienced in the first nine months of 2021. However, based on the fact that total energy exposure is less than 5% of our total net sales, our estimated net earnings exposure for commodity energy prices was immaterial in the first nine months of 2022.
Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. As a result, the increase in the cost of oil has resulted in slightly higher costs for certain plastics and resins used in our products. Given the volatility of the current marketplace and the time it takes for higher fossil fuel costs to flow through the supply chain, it is unclear to what degree recent changes in the cost of fossil fuel prices might affect future net earnings. Based on our ability to pass higher input costs on, the estimated effect on our net earnings in the first nine months of 2022 was immaterial.
Interest rates - Loans under our Credit Facility bear interest at floating rates. As a result, changes in such rates can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase to our floating rate debt in the first nine months of 2022 would have resulted in approximately $0.9 of additional interest expense. A description of our Credit Facility is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the third quarter of 2022:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2022	2,000,000	$47.68	2,000,000	8,200,000
August 1-31, 2022	0	$0.00	0	8,200,000
September 1-30, 2022	0	$0.00	0	8,200,000
Total	2,000,000	$47.68	2,000,000	8,200,000

(1)
As of September 30, 2022, we had remaining authority to repurchase 200,000 shares under the July 11, 2017 authorization and 8,000,000 shares under the July 12, 2022 authorization. These authorizations do not have an expiration date.

ITEM 6 — EXHIBITS
INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 8-K dated as of April 22, 2019)

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company's Form 8-K dated as of January 17, 2019)

10.1
Amended and Restated Credit Agreement, dated as of September 28, 2022, by and among Fastenal Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated as of September 30, 2022).

10.2
Omnibus Second Amendment to Master Note Agreement and Subsidiary Guaranty Agreement dated as of September 28, 2022 by and among Fastenal Company, Fastenal Company Purchasing, and Fastenal IP Company, on one hand, and Metropolitan Life Insurance Company, MetLife Investment Management, LLC, NYL Investors LLC, PGIM, Inc., and each holder of Notes that is a signatory thereto, on the other hand (incorporated by reference to Exhibit 10.2 to Fastenal Company's Form 8-K dated as of September 30, 2022).

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: October 18, 2022	By:	/s/ Holden Lewis
Holden Lewis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 18, 2022	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Executive Vice President - Chief Accounting Officer and Treasurer
(Duly Authorized Officer and Principal Accounting Officer)