Form 10-K
period 2022-12-31
FASTENAL CO
filed 2023-02-07
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________
FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was $28,635,820,712, based on the closing price of the registrant's Common Stock on that date. For purposes of determining this number, all executive officers and directors of the registrant as of June 30, 2022 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of January 20, 2023, the registrant had 570,833,585 shares of Common Stock issued and outstanding.

FASTENAL COMPANY
ANNUAL REPORT ON FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the annual meeting of shareholders to be held Saturday, April 22, 2023 (Proxy Statement) are incorporated by reference in Part III.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K, or in other reports of the company and other written and oral statements made from time to time by the company, do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance and opportunities for growth based on potential market opportunities, our perceived marketplace opportunities, our strategies, goals, mission and vision, and our expectations about matters including capital expenditures, tax rates, inventory levels, liquidity, liabilities from tax positions, the performance of our fastener business in comparison to our non-fastener business, in-market locations and signings of Onsite locations and new machine equivalent units for Fastenal Managed Inventory (FMI) (including bin stock and industrial vending) and the competitive advantages they offer, our digital solutions and other product offerings, national accounts as a percentage of overall sales, the advantages of our integrated physical and virtual model, growth in safety products as a percentage of product sales, the amount of FMI revenue that we may be able to service through local inventory fulfillment terminals, and the ability of our competitors to replicate our distribution capabilities. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns (including economic downturns as a result of global pandemics, including the COVID-19 pandemic), weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in trade policies or tariffs, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, product and transportation inflation, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, increased competition (including with respect to our FMI or Onsite operations), difficulty in maintaining installation quality as our industrial vending business expands, the failure to meet our goals and expectations regarding expansion of our FMI or Onsite operations, changes in the implementation objectives of our business strategies, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, credit market volatility and increases in interest rates, changes in tax law or the impact of discrete items on future tax rates, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, difficulty in obtaining continued business from new safety product customers, cyber security incidents, potential liability and reputational damage that can arise if our products are defective, and other risks and uncertainties detailed in this Form 10-K under the heading 'Item 1A. Risk Factors'. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.
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

PART I
ITEM 1.BUSINESS
Note – Information in this section is as of year end unless otherwise noted. The year end is December 31, 2022 unless additional years are included or noted.
Overview
Fastenal Company (together with our subsidiaries, hereinafter referred to as 'Fastenal' or the company or by terms such as we, our, or us) began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. We opened our first branch in 1967 in Winona, Minnesota, a city with a population today of approximately 26,000. We began with a marketing strategy of supplying threaded fasteners to customers through a branch network in small, medium, and, in subsequent years, large cities. Over time, how and where we engage our customers has expanded and evolved. Today we sell a broader range of industrial and construction supplies spanning more than nine major product lines through a global network of in-market locations utilizing diverse technologies such as vending devices, bin stock devices, and eCommerce. The large majority of our transactions are business-to-business. We provide additional descriptions of our product lines and market channels later in this document. At the end of 2022, we had 3,306 in-market locations (defined in the table below) in 25 countries supported by 15 distribution centers in North America (12 in the United States, two in Canada, and one in Mexico), and one in Europe, and we employed 22,386 people. We believe our success can be attributed to the high quality of our employees and their convenient proximity to our customers, and our ability to offer customers a full range of products and services to reduce their total cost of procurement.
Our Channels to Market
We engage our customers primarily through branch and Onsite locations. Branches and Onsites exist very close to our customers, usually within miles in the case of the former and most often within or immediately proximate to our customers' physical locations in the case of the latter, and together constitute our 'in-market' network. Many of our customers engage with us through eCommerce, but in most cases these customers are utilizing eCommerce to supplement our service through our other channels.
The following table shows, as of the end of each of the last 10 fiscal years, our consolidated net sales; the number of branch, Onsite, and total in-market locations; their respective sales, as well as the average monthly sales per location that were generated from our branch and Onsite locations; and our revenue generated from non-traditional sources:

	2022	2021	2020	2019	2018	2017	2016	2015	2014	2013 (1)
Net sales	$6,980.6	6,010.9	5,647.3	5,333.7	4,965.1	4,390.5	3,962.0	3,869.2	3,733.5	3,326.1
Branch locations	1,683	1,793	2,003	2,114	2,227	2,383	2,503	2,622	2,637	2,687
Branch revenue (2)	$4,161.6	3,726.2	3,587.1	3,660.1	3,625.8	3,399.6	3,198.1	3,281.8	3,225.3	—
Average monthly sales per branch location (3)	$199.5	163.6	145.2	140.5	131.1	116.0	104.0	104.0	101.0	—
Onsite locations	1,623	1,416	1,265	1,114	894	605	401	264	214	—
Onsite revenue (2)	$2,465.5	1,898.0	1,485.6	1,391.7	1,081.7	770.2	569.2	454.3	387.7	—
Average monthly sales per Onsite location (3)	$135.2	118.0	104.1	115.5	120.3	127.6	142.7	158.4	157.6	—
Other revenue (4)	$353.5	386.7	574.6	281.9	257.6	220.7	194.7	133.1	120.5	—
Total in-market locations (5)	3,306	3,209	3,268	3,228	3,121	2,988	2,904	2,886	2,851	2,687

(1)
Onsite locations have existed since 1992; however, we did not specifically track their number until we identified our Onsite program as a growth driver in 2014. Therefore, Onsite, branch, and other revenue, and average monthly sales per location are intentionally omitted for 2013.

(2)	Revenues attributable to our traditional and international branch locations (both of which are defined below), and our Onsite locations, respectively.
(3)
Average sales per month considers the average active base of branches and Onsites, respectively, in the given year, factoring in the beginning and ending location count, divided by total revenues attributable to our branch and Onsite locations, further divided by 12 months, respectively. This information is presented in thousands.

(4)
This portion of revenue is generated outside of our traditional in-market location presence, examples of which include revenues arising from our custom in-house manufacturing, industrial services, leased locker arrangements, and other non-traditional sources of revenue. In 2020, this included the effects of COVID-19, one response to which was substantial sales of pandemic-related products that were direct-shipped (versus sold through our in-market locations) as a means of delivering critical supplies more quickly.

(5)	'In-market locations' is defined as the sum of the total number of branch locations and the total number of Onsite locations.
This structure has evolved over time as a result of one of Fastenal's guiding principles since inception: that we can improve our service by getting closer to the customer. This has been achieved by opening branch locations and, more recently, Onsite locations. Today, we believe there are few companies that offer our North American in-market location coverage. In 2022, roughly 52% of our sales and 50% of our in-market locations were in major Metropolitan Statistical Areas (MSAs) (populations in the United States and Canada greater than 500,000 people), while 21% of our sales and 19% of our in-market locations were in small MSAs (populations under 500,000 people), and 27% of our sales and 31% of our in-market locations were not in an MSA. In our view, this has proven to be an efficient means of providing customers with a broad range of products and services on a timely basis. Maintaining operations that are physically proximate to our customers' operations have represented, and continue to represent, the foundation of our service approach.
We have two primary versions of our branch locations:
1) A 'traditional branch' typically services a wide variety of customers, including our larger national and regional accounts as well as retail customers. Locations are selected primarily based on their proximity to our distribution network, population statistics, and employment data for manufacturing and non-residential construction companies. We stock all branches with inventory drawn from all of our product lines, and over time, where appropriate, our district and branch personnel may tailor the inventory offering to the needs of the local customer base. Since Fastenal's founding and through 2013, traditional branch openings were a primary growth driver for the company, and we experienced net openings each year over that time span. However, new growth drivers, business models (Onsites), and business tools (digital solutions) have emerged and diminished the direct role of traditional branch openings in our growth. Traditional branches were entirely U.S.-based until 1994, when we opened our first location in Canada. At the end of 2022, we had 1,538 traditional branches in the United States and Canada, and they represented 55.0% of net sales.
Traditional branches are also differentiated by their operating styles. Certain locations are Customer Service Branches (CSBs), which tend to feature a showroom, regular hours during which they are open to the public, and our standard stocking model of products designed for contractors. CSBs are similar in function to a hardware store and they often conduct some business with non-account or retail-like customers. However, this customer set typically represents less than 10% of sales at this type of location. Other locations operate as Customer Fulfillment Centers (CFCs), which tend to feature a limited showroom, reduced hours of access to the public, greater usage of will-call, and stock customer-specific inventory. These tend to appear and function more like an industrial supply house and stocking location and tend not to have transactions with non-account or retail-like customers unless it is a will-call arrangement related to an online transaction. The choice of operating style is made by local leadership and is based on local market considerations. At the end of 2022, 20% of our traditional branches operated as a CSB and 80% operated as a CFC.
2) An 'international branch' is the format we typically deploy outside the United States and Canada. We first expanded outside of the United States and Canada when we opened a branch in Mexico in 2001. Since then, we have continued to expand our global footprint, and at the end of 2022, we operated in 23 countries outside of the United States and Canada. Mexico is the largest of these, and we also operate in Europe, Asia, and Central and South America. Our go-to-market strategy in countries outside of the United States and Canada focuses primarily on servicing large, national account customers disproportionately concentrated in manufacturing. From a product perspective, these customers are more heavily oriented toward planned fastener spend, though non-fastener manufacturing, repair, and operations (MRO) spend is becoming more common in these markets. Despite strong growth in our international business in recent years, we are not as well recognized in many of our locations outside of the U.S. and Canada as we are in the U.S. and Canada. However, our ability to provide a consistent service model, including vending, bin stocks, and Onsites, on a global basis is attractive to our customer base, much of which are the foreign operations of North American-based companies. At the end of 2022, we had 145 international branches operating outside the U.S. and Canada, and they represented 4.6% of net sales.
Traditional and international branches sell to multiple customers. We will continue to open traditional branches as the company sees fit. However, in each year since 2013, the company has experienced a net decline in its total branch count including net declines of 110 branches in 2022. Our total decline since 2013 is 1,004 branches.

Onsite locations may influence the trend in our traditional branch count over time, but have not been the primary reason for our traditional branch closings. The Onsite concept is not new, in that we entered into the first such arrangement in 1992. However, it was largely a local option that grew slowly before we identified it as a growth driver in 2014. We have made substantial investments toward accelerating its traction in the marketplace since 2015. In this model, we provide dedicated sales and service to a single customer from a location that is physically within the customers' facility (or, in some cases, at a strategically placed off-site location), with inventory that is specific to the customers' needs. In many cases, we are shifting revenue with the customer from an existing branch location, though we are beginning to see more new customer opportunities arise as a result of our Onsite capabilities. The model is best suited for larger companies, though we believe we can provide a higher degree of service at a lower level of revenue than most of our competitors. It has been our experience that the sales mix at our Onsite locations produces a lower gross profit percentage than at our branch locations, but we gain revenue with the customer and our cost to serve is lower. We have identified over 12,000 manufacturing and construction customer locations in North America with potential to implement the Onsite service model. These include customers with which we have an existing national account relationship today, and potential customers we are aware of due to our local market presence with which we do not have a meaningful relationship today. However, as awareness of our capabilities has grown, we have identified additional Onsite potential with certain agencies of state, provincial, and local government customers, and academia. We also believe as we follow our existing national account customers outside the United States, our market potential for Onsite solutions will continue to expand. The international opportunity is substantial, but our speed is limited by our relatively underdeveloped infrastructure in comparison to the United States. We expect revenues from Onsite arrangements to increase meaningfully over time. We had 1,623 Onsite locations as of December 31, 2022, which represented 35.3% of net sales, and signed 356, 274, and 223 new Onsite locations (referred to herein as signings) in 2022, 2021, and 2020, respectively. We believe the marketplace can support 375 to 400 new Onsite signings annually. We did not achieve that level of signings in 2022, though we increased our signings substantially from the prior year and were just below our pre-pandemic signings in 2019. We also did not achieve that level of signings in 2021 or 2020, which we believe was due to certain market variables, including the ongoing COVID-19 pandemic, supply chain constraints, and labor shortages having created challenges in our ability to engage with key decision makers and caused many of our customers to focus on short-term crisis management rather than long-term strategic planning. Our goal for Onsite signings in 2023 is 375 to 400.

The following table provides a summary of the branches and Onsite locations we operated at the end of each year, as well as the openings, closings, and conversions during each year:

	North America				Outside North America
	United States (1)	Canada	Mexico	Subtotal	Central & South America (2)	Asia (3)	Europe (4)	Subtotal	Total
In-Market Locations - 12/31/20 (5)	2,752	260	140	3,152	20	31	65	116	3,268
Starting Branches	1,697	179	58	1,934	5	19	45	69	2,003
Opened Branches	3	—	5	8	—	1	1	2	10
Closed/Converted Branches (6)	(216)	(6)	—	(222)	—	—	2	2	(220)
Ending Branches (5)	1,484	173	63	1,720	5	20	48	73	1,793

Starting Onsites	1,055	81	82	1,218	15	12	20	47	1,265
Opened Onsites	205	15	11	231	—	7	4	11	242
Closed/Converted Onsites (6)	(76)	(7)	(4)	(87)	—	(2)	(2)	(4)	(91)
Ending Onsites (5)	1,184	89	89	1,362	15	17	22	54	1,416

In-Market Locations - 12/31/21 (5)	2,668	262	152	3,082	20	37	70	127	3,209
Starting Branches	1,484	173	63	1,720	5	20	48	73	1,793
Opened Branches	—	1	4	5	—	2	5	7	12
Closed/Converted Branches (6)	(115)	(5)	(1)	(121)	—	—	(1)	(1)	(122)
Ending Branches	1,369	169	66	1,604	5	22	52	79	1,683

Starting Onsites	1,184	89	89	1,362	15	17	22	54	1,416
Opened Onsites	248	21	23	292	1	6	7	14	306
Closed/Converted Onsites (6)	(94)	(3)	(1)	(98)	—	—	(1)	(1)	(99)
Ending Onsites	1,338	107	111	1,556	16	23	28	67	1,623

In-Market Locations - 12/31/22	2,707	276	177	3,160	21	45	80	146	3,306

(1)	Includes the United States, the Dominican Republic, Guam, and Puerto Rico.
(2)	Includes Panama, Brazil, and Chile.
(3)	Includes Singapore, China, Malaysia, and Thailand.
(4)	Includes the Netherlands, Hungary, the United Kingdom, Germany, the Czech Republic, Italy, Romania, Sweden, Poland, Austria, Switzerland, Ireland, Spain, France, and Belgium.
(5)	The United States includes the Dominican Republic, Guam, and Puerto Rico which were previously grouped with other geographical regions. Prior period figures in the above table may differ slightly from those previously disclosed due to this minor change in reporting.
(6)	The net impact of non-in-market locations or Onsite locations converted to branches, branches converted to Onsite locations or non-in-market locations, and closures of branches or Onsite locations.
We believe the profitability of our in-market locations is affected by the average revenue produced by each site. In any in-market location, certain costs related to growth are at least partly variable, such as employee-related expenses, while others, like rent and utility costs, tend to be fixed. As a result, it has been shown that as an in-market location increases its sales base over time, it typically will achieve a higher operating profit margin. This ability to increase our operating profit margin is influenced by: (1) general growth based on end market expansion and/or market share gains, (2) the age of the in-market location (new locations tend to be less profitable due to start-up costs and, in the case of a traditional branch, the time necessary to generate a customer base), and/or (3) rationalization actions, as in the past several years we have seen a net decline in our traditional branch base. There are many reasons why local or regional management might decide to close a location. Key customers may have migrated to a different part of the market, factories may have closed, our own supply chain capabilities in a market may have evolved to allow us to service some areas with fewer traditional branches, and/or our customers may have transitioned to our Onsite model. An Onsite location may also close because local or regional management determines that the business at the location is unlikely to scale sufficiently to justify our being on premise, in which case the relationship often reverts to being managed in a local traditional branch. The paths to higher operating profit margins are slightly different in a traditional branch versus an Onsite location, as the former will tend to have more fixed costs to leverage, while the latter will tend to have a smaller fixed cost burden but have greater leverage of its employee-related expenses. In the short term, the Onsite program can hurt the profitability of our existing branch network as it can pull established revenue away from an existing branch even as its fixed expenses are largely unchanged.
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
Our Business Tools
Fastenal Managed Inventory (FMI®)
Over time, we have invested in and developed various technologies that allow us to put physical product closer to the point of use in a customer location, increase the visibility of a customer's supply chain (to the customer as well as our personnel), and/or improve the ability to monitor or control usage. While there are isolated exceptions, these technologies are not themselves channels to the market but rather are utilized by our branch and Onsite channels to enhance service to our customers. Collectively, these tools comprise our Fastenal Managed Inventory (FMI) Technology suite. We believe our fully integrated distribution network allows us to manage the supply chain for all sizes of customers. FMI programs tend to generate a higher frequency of business transactions and, coupled with our fully integrated distribution network, foster a strong relationship with customers.
Bin stock (FASTStock℠ and FASTBin®) programs, where product is held in bins in a customer facility, are similar to our vending business in that it involves moving product closer to the point of customer use within their facilities. Such programs have existed in the industrial supply industry for a considerable time, with open bins being clustered in a racking system, each of which holds original equipment manufacturing (OEM) fasteners, MRO fasteners, and/or non-fastener products that are consumed in the customers' operations. Historically, these bins were simply plastic and metal containers that held product and were visually inspected by our customers or Fastenal personnel to determine replenishment need. These bins in some cases are organized and labeled into customer digital plan-o-grams, which we call FASTStock and allow for the scanning of product when product is at a minimum desired level. However, in 2019 we introduced our FASTBin technology. FASTBin is the evolution of FASTStock into a set of electronic inventory management solutions that automate process controls by providing 24/7 continuous inventory monitoring, real-time inventory visibility, and more efficient replenishment of bin stock parts. These technologies come in three forms: (1) scales that utilize a high-precision weight sensor system to measure the exact quantity on hand in real time, notifying Fastenal to replenish when inventory hits an established minimum; (2) infrared that uses infrared sensors lining individual bins to provide real-time visibility of approximate quantity and inventory values, notifying Fastenal to replenish when inventory hits an established minimum threshold; and (3) RFID, which is a Kanban system that utilizes RFID tags so that when an empty bin is removed from the rack and placed in a replenishment zone (also part of the same racking system) and a notification is sent to Fastenal to refill the order. These technologies provide superior monitoring capabilities and immediate visibility to consumption changes, allowing for a lean supply chain, reducing risk of stock-outs, and providing a more efficient labor model for both the customer and the supplier.
Industrial vending (FASTVend®) was introduced in 2008 to provide our customers with improved product monitoring and control. Benefits include reduced consumption, reduced purchase orders, reduced product handling, and 24-hour product availability. We believe our company has a market advantage by virtue of our extensive in-market network of inventory and local personnel. For these reasons, the initiative began to gain significant traction in 2011, and we finished 2022 with approximately 106,000 FASTVend non-weighted devices in the field, which excludes approximately 6,500 non-weighted vending devices that are part of a leased locker program with a specific retail customer. We believe industrial vending has proven its effectiveness in strengthening our relationships with customers and helped to streamline the supply chain where it has been utilized. We also believe there remains considerable room to grow our current installed base of devices before it begins to approach the number of units we believe the market can support. We estimate the market could support as many as 1.7 million vending units and, as a result, we anticipate continued growth in installed devices over time.
Our industrial vending portfolio consists of 20 different vending devices, with 16 of these being in either a helix or locker format. Our most utilized models include the helix-based FAST 5000 and our 12- and 18-door lockers; combined, these comprise approximately 67% of our installed base of devices. These are either configurable or are available in multiple configurations to accommodate the various sizes and forms of products that will be dispensed to match the unique needs of our customers. Target monthly revenues per device typically range from under $1,000 to in excess of $3,000, with our flagship FAST 5000 device having a targeted monthly throughput of $2,000.

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
In 2023, we anticipate weighted FMI device signings to be in a range of 23,000 to 25,000 MEUs. Similar to Onsite, we did not achieve that level of signings in 2022, though we increased our signings substantially from the prior year and were just below our pre-pandemic signings in 2019. We also did not achieve that level of signings in 2021 or 2020, which we believe was due to certain market variables, including the ongoing COVID-19 pandemic, supply chain constraints, and labor shortages having created challenges in our ability to engage with key decision makers and caused many of our customers to focus on short-term crisis management rather than long-term strategic planning.
The table below summarizes the signings and installations of, and sales through, our FMI devices.

	Twelve-month Period
	2022	2021	Change
Weighted FASTBin/FASTVend signings (MEUs)	20,735	19,311	7.4%
Signings per day	82	76
Weighted FASTBin/FASTVend installations (MEUs; end of period)	102,151	92,874	10.0%

FASTStock sales	$832.0	587.6	41.6%
% of sales	11.8%	9.7%
FASTBin/FASTVend sales	$1,755.3	1,353.7	29.7%
% of sales	24.9%	22.3%
FMI sales	$2,587.3	1,941.3	33.3%
FMI daily sales	$10.2	7.7	32.7%
% of sales	36.7%	32.0%
Digital Solutions
We also invest in digital solutions that aim to deliver strategic value for our customers, leverage local inventory for same-day solutions, and provide efficient service. While there is a transactional element to our digital services, many of the solutions we invest in are intended to add value to customers by illuminating various elements of their supply chain. These solutions take many forms:
1) Transactional. Our transactional, or eCommerce, platforms (web verticals or integrated catalogs) provide a means for our customers to effectively and efficiently procure MRO and unplanned spend. One of our eCommerce solutions, Fastenal EXPRESS, guides our customers to products which are locally stocked, capitalizing on our existing location footprint, in order to provide same-day or early next-day service for online orders. This positions us to outperform what is most typically a 24- to 48-hour fulfillment expectation. While there is a retail component to our transactional digital services, most of the revenue attributable to this is with our traditional customer base, nearly all of which purchase digitally as a supplement to other channels and tools that it utilizes with Fastenal. We attribute the revenue generated from a customer location through our transactional platforms to the in-market location that traditionally services that customer location.
2) Digital Visibility. Certain of our digital capabilities are intended to produce operational efficiencies for our customers and ourselves and/or to deliver strategic value by illuminating customer supply chain operations. For instance, we have developed, and continue to develop, 'Mobility' applications, one example of which is our Vending App, which provides a number of benefits. It provides easy, real-time information pertaining to a customer's local inventory position within their point-of-use devices. It incorporates customer usage data to recommend optimized parts and quantity for specific devices, which improves customer inventories while reducing the risk of stock-outs. Moving our fulfillment process from a vending device-based keypad function to a tablet or scanning interaction improves the restock process (reduced risk of product outages), reducing time consumed (greater efficiency) while improving accuracy (improved quality assurance). We will continue to build out our suite of Mobility applications. Electronic Data Interchange (EDI), is the connectivity between our system and our customers' procurement systems – whether a direct integration into their Enterprise Resource Planning (ERP) system or through a third-party procurement network or marketplace. These solutions provide a system-to-system exchange of electronic procurement documents (such as purchase orders, advanced shipping notices, and invoices for direct and indirect spend). Our eProcurement Solutions provide a bridge between our FMI replenishment activity and our customers' procurement systems – creating an efficient, accurate and streamlined procure-to-pay (P2P) process. 'FAST 360°' acts as the bridge between our FMI footprint and a customer's view into our managed service model. FAST 360° surfaces data around these managed services as one central source of information as we manage our customers' OEM and MRO product lines. This is achieved through our FMI technologies providing locational data around our FASTStock, FASTBin, and FASTVend footprint, and FAST 360° being the means of surfacing that data and activities to our customers.
3) Analytics. We provide solutions-based digital platforms (e.g., web verticals or integrated catalogs) which leverage our existing strategic environment by creating a means of migrating online spend offline, which illuminates our supply chain capabilities. This is marketed under the 'FAST 360° Analytics' label, as it is an enterprise-centric extension of the digital visibility capabilities of FAST 360°. We bring value to our customers, as well as ourselves, by using these digital platforms and analytics to shift product from a 'non-sticky' transactional environment (which is online) to a 'sticky' strategic environment (which is our FMI programs). We create customer cost savings opportunities through this directive by lowering the total cost of ownership (TCO) as the objective is to shrink the unplanned (and traditionally high cost), purely transactional spend bucket.
Digital Footprint
Our digital products and services are comprised of sales through FMI (FASTStock, FASTBin, and FASTVend) plus that proportion of our eCommerce sales that do not represent billings of FMI services (collectively, our Digital Footprint). We believe the data that is created through our digital capabilities enhances product visibility, traceability, and control that reduces risk in operations and creates ordering and fulfillment efficiencies for both ourselves and our customers. As a result, we believe our opportunity to grow our business will be enhanced through the continued development and expansion of our digital capabilities. Our Digital Footprint represented 49.3% of sales in 2022.
We believe our integrated physical and virtual model, when paired with our national (and increasingly international) scope, represents a unique capability in industrial distribution when compared to eCommerce as an independent sales channel. We expect to continue to build out and develop our digital solutions over time. Our greatest opportunity lies with the deployment of efficient and effective supply chain programs. We are focused on addressing the four key components of people, products, processes, and technology to support this model.
We believe our global channels to market and business tools, including those that we consider to be growth drivers (Onsites, international expansion, FMI, and digital solutions), represent alternative means to address the requirements of certain customer groups. These means get us closer to the customer and to where the product is actually consumed. This is consistent with our strategy and offers significant value by providing differentiated and 'sticky' service. Combined with ongoing strategic investments in end market initiatives as well as selling (in-market and otherwise) and non-selling (engineering, product specialists, manufacturing, etc.) employees, we offer a range of capabilities that are difficult for large and small competitors to replicate.
Distribution Network
We operate 15 regional distribution centers in North America; 12 of which are in the United States – Minnesota, Indiana, Ohio, Pennsylvania, Texas, Georgia, Washington, California, Utah, North Carolina, Kansas, and Mississippi – and three are outside the United States – Ontario, Canada; Alberta, Canada; and Nuevo Leon, Mexico. We also operate one distribution center in Europe, located in Dordrecht, Netherlands. These distribution centers give us approximately 4.9 million square feet of distribution capacity. These distribution centers are located so as to permit deliveries of two to five times per week to our in-market locations using our trucks and overnight delivery by surface common carrier, with approximately 80% of our North American in-market locations receiving service four to five times per week. The distribution centers in Indiana and Kansas also serve as 'master' hubs, with those in California and North Carolina serving as 'secondary' hubs to support the needs of the in-market locations in their geographic regions as well as to provide a broader selection of products for the in-market locations serviced by the other distribution centers.
We currently operate our Minnesota, Indiana, Ohio, Pennsylvania, Texas, Georgia, Washington, California, North Carolina, Kansas, and Ontario, Canada distribution centers with automated storage and retrieval systems (ASRS). These 11 distribution centers operate with greater speed and efficiency, and currently handle approximately 94% of our picking activity. We expect to invest in additional automation technologies, expand existing distribution facilities, and/or add new distribution centers over time as our scale and the number of our in-market locations increases.
In 2018, we began to deploy Local Inventory Fulfillment Terminals (LIFTs), which were once small distribution facilities situated where we had a dense population of FMI devices. However, today, we have shifted our focus to position them into our existing distribution centers. Traditionally, responsibility for product fulfillment to vending devices and bin stocks had centered on individual branch and Onsite locations, which were responsible for stocking and packaging inventory, delivering to a customer's location, and refilling the customer's devices. As our sales from FMI devices have grown, this approach has resulted in redundant inventory in a territory and a greater proportion of our sales personnel's time being spent on non-sales activities. By centralizing inventory and packaging into a LIFT and relying on dedicated LIFT fulfillment personnel for delivery and device replenishment, which we refer to as 'drop-and-scatter', we can reduce FMI-dedicated inventory, provide more consistent and predictable service to our customer's FMI devices, and free up time for our sales personnel to focus on customer penetration and acquisition. Our transportation network allows us to expand the geographic reach of our LIFTs by deploying a 'drop-and-deliver' model. In this model, a LIFT is responsible for stocking and packaging, with the inventory and accuracy benefits that come with that focus, but the delivery and replenishment continues to be performed by local branch personnel. In 2022, approximately 5% of our FMI revenue was serviced through a LIFT, but over time we believe this figure can approximate 40% of our FMI revenue.
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
Products
Fastenal was founded as a distributor of fasteners and related industrial and construction supplies. This includes threaded fasteners, bolts, nuts, screws, studs, and related washers, as well as miscellaneous supplies and hardware, such as pins, machinery keys, concrete anchors, metal framing systems, wire rope, strut, rivets, and related accessories. Our fastener product line, which is primarily sold under the Fastenal product name, represented 34.0% of our consolidated sales in 2022.
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
In 1993, we began to aggressively add additional product lines, and these represented 66.0% of our consolidated sales in 2022. These products, which we refer to as non-fastener product lines, tend to move through the same distribution channel, get used by the same customers, and utilize the same logistical capabilities as the original fastener product line. This logic is as true today as it was when we first began to diversify our product offering. However, over time, the supply chain for these product lines has evolved in ways independent of the fastener line. For instance, non-fastener product lines benefit disproportionately from our development of industrial vending.
The most significant category of non-fastener products is our safety supplies product line, which accounted for 20.8% of our consolidated sales in 2022. This product line has enjoyed dramatic sales growth in the last 10 years, which we believe is directly attributable to our success cross-selling safety supplies to customers that utilize us for non-safety products as well as our ability to market, deploy, and service industrial vending over that period. We expect these variables to remain the primary drivers of performance for our safety supplies product line.
In the last several decades, we have added 'private label' brands (often referred to as 'Exclusive Brands', or brands sold exclusively through Fastenal) to our non-fastener offering. These private label brands represented approximately 13% of our consolidated sales in 2022. We believe it is also appropriate to think about our private label sales as a percentage of our non-fastener sales for two reasons: (1) there is not a well-defined branded versus private label dynamic in fasteners as there is in non-fasteners; and (2) non-fastener data is more comparable to information reported by our peers, who do not generally have our significant mix of fastener business. Private label brand sales represented approximately 20% of our total non-fastener sales in 2022. Over time we expect our private label sales as a percentage of our total non-fastener sales to increase, although oftentimes, these increases through specific channels are masked by the relative sales growth we experience with Onsite locations, which typically have a lower percentage of total sales of private label than in branches or sales through vending devices.

We plan to continue to add other product lines in the future.
Detailed information about our sales by product line is provided in Note 2 of the Notes to Consolidated Financial Statements included later in this Form 10-K. Each product line may contain multiple product categories.
Inventory Control
Our inventory stocking levels are determined using our computer systems, by our sales personnel at in-market locations, by our district and regional leadership, and by our product development team. The data used for this determination is derived from sales activity from all of our selling locations, from individual selling locations, and from different geographic areas. It is also derived from supplier information and from customer demographic information. The computer system monitors the inventory level for all stock items and triggers replenishment, or prompts a buyer to purchase, as necessary, based on an established minimum-maximum stocking level. In the past we have utilized a base inventory model for all of our branches, and such a model still exists in a smaller subset of our locations. Increasingly, however, branches primarily stock inventory that is deemed to be appropriate by the district and branch personnel to service the customers within their selling territory. Similarly, non-branch selling locations (primarily Onsites) stock inventory exclusively based on customer-specific arrangements. Inventories in distribution centers are established from computerized data for the selling locations served by the respective distribution center. Inventory quantities are continuously re-balanced utilizing an automated transfer mechanism we call 'inventory re-distribution'.
Inventory held at our selling locations, close to customers and available on a same-day basis, accounted for approximately 58% of our total inventory at the end of 2022. Inventory held at our distribution centers and manufacturing locations accounted for approximately 42% of our total inventory at the end of 2022. The distribution center and manufacturing location inventory, when combined with our trucking network, allows for fast, next-day service at a very competitive cost.
Manufacturing and Support Services Operations
In 2022, approximately 96% of our consolidated net sales were attributable to products manufactured by other companies to industry standards or to customer specific requirements. The remaining 4% related to products manufactured, modified, or repaired by our manufacturing businesses or our support services. The manufactured products consist primarily of non-standard sizes of threaded fasteners and hardware made to customers' specifications at one of our nine manufacturing locations, or standard sizes manufactured under our Holo-Krome®, Cardinal Fasteners®, and Spensall® product lines. The services provided by the support services group include, but are not limited to, tool and hoist repair, chain sling and hose fabrication, band saw blade welding, and other light manufacturing and fabrication. We may add additional services in the future. However, we engage in these activities primarily as a service to our customers and expect the services to continue to contribute in the range of 4% to 6% of our consolidated net sales in the future.
Sources of Supply
We use a large number of suppliers for the standard stock items we distribute. Most items distributed by our network can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. During 2022, we had a single supplier that accounted for 5% of our inventory purchases, whereas all remaining suppliers fell below that threshold.
In the case of fasteners and our private label non-fastener products, we have a large number of suppliers but these suppliers are heavily concentrated in a single geographic area, Asia. Within Asia, suppliers in China and Taiwan represent a significant source of product. Further, in many cases where we source directly from a North American supplier, the original country of origin of the acquired parts is the supplier's Asian facilities. As a result, the cost and effectiveness of our supply chain is dependent on relatively unfettered trade across geographic regions.
Beyond inventory, we have some concentration of purchasing activity. For example, we utilize a limited number of suppliers for our distribution equipment and our vehicle fleet, and primarily one supplier for our industrial vending equipment. However, we believe there are viable alternatives to each of these, if necessary.
Customers and Marketing
We believe our success can be attributed to our ability to offer customers a full line of quality products, our convenient locations and diverse methods of providing those products, and the superior service orientation and expertise of our employees. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes both OEM and MRO customers and represents approximately 70% of our business. The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors and represents approximately 10% of our business. Other users of our products include farmers, truckers, railroads, oil exploration companies, oil production and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades.

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
Our national accounts program is aimed at creating contractual partnerships that are dedicated to curating supply chain solutions in the OEM and MRO space. These contractual programs are intended for multi-site companies and are created to drive value in the form of greater efficiency and productivity for them. The scale and scope of the OEM and MRO products that these companies need to manage is very complex and costly. We believe that our broad product offering coupled with our ability to execute and curate a dedicated service model for each of their sites provides us with a unique advantage and allows us to provide them with a total cost of ownership benefit.
Additionally, our local presence as part of a national, and increasingly international, footprint, our ability to provide a consistent level of high-touch service, and our ancillary capabilities around manufacturing, quality control, and product knowledge, are attractive to these multi-site customers. We believe our advantage with these customers has only been strengthened as we have added other channels, such as Onsite, FMI, digital solutions, and resources to serve these customers' unique demands. As a result, in 2022, national accounts represented 57.8% of our consolidated sales, compared to 56.6% and 55.0% in 2021 and 2020, respectively. We believe sales to national accounts customers will continue to increase as a percentage of our total sales over time.
In an in-market location, we track our customers' business activity through 'active accounts', which is defined as any customer account with purchase activity of at least $100 per month. Customers often have more than one active account at a single in-market location, reflecting their utilization of different Fastenal services, and frequently have active accounts at many in-market locations across our global network. In 2022, we averaged 119,583 active accounts per month and approximately 99.2% of the sales in our in-market locations are derived from our active accounts (the remainder was from walk-in or infrequent, non-account, and small account customers). Traditionally, our in-market locations, which until recently consisted primarily of traditional and international branches, prioritized acquiring additional active accounts and expanding the products and services sold to new and existing active accounts as a means of growing sales. Over time it became clear that the pursuit of smaller accounts consumed significant organizational energy and the large majority of new active accounts did not meaningfully increase in size. Since 2020, our in-market locations have prioritized ‘key accounts’, which is defined as any customer account with purchase activity of at least $2,000 per month. Key account customers have typically been able to utilize a wider range of our products and services, and as a result have exhibited greater potential to increase in size while being more efficient to pursue and support. We also believe we can provide better and more efficient service to these customers. In 2022, we averaged 39,151 key accounts per month and approximately 90.8% of the sales in our in-market locations are derived from our key accounts.

	2022	2021	2020	2019	2018	2017
Active Accounts	119,583	130,020	137,380	152,491	156,069	156,464
Key Accounts	39,151	36,190	33,794	34,621	32,895	30,040
During 2022, no single customer represented 5% or more of our consolidated sales.
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
Seasonality
Seasonality has some impact on our sales. The first and fourth quarters of each year are typically our lowest volume periods, given their overlap with winter months in North America during which our direct and indirect sales to customers in the non-residential construction market typically slow due to inclement weather. The fourth quarter also tends to be more greatly affected by the Thanksgiving (October in Canada and November in the United States), Christmas, and New Year holiday periods, due to plant shut downs. In contrast, the second and third quarters of each year typically have higher revenues due to stronger non-residential construction activity and relatively fewer holidays (although Good Friday will sometimes fall in the second quarter and the 4th of July will always fall in the third quarter).
Competition
Our business is highly competitive and includes large national distributors whose strongest presence tends to be in more densely populated areas, and smaller regional or local distributors, which compete in many of the smaller markets in which we have branches. We believe the principal competitive factors affecting the markets for our products, in no particular order, are customer service, price, convenience, product availability, and cost saving solutions.
Market strategies in industrial distribution are varied. With respect to products, many of the larger distributors have trended toward a broad-line offering over time; however, they are often still closely associated with a specific product that can influence their ability to capture market share. This association with a specific product line is often even more pronounced among smaller competitors, though many smaller competitors do deploy a broad-line model. Means of serving the customer are even more diverse. For instance, many competitors maintain a local, branch-based presence in their markets, while others use vans to sell products in markets away from their main warehouses, while still others rely on catalogs or telemarketing sales. Recent years have seen the emergence of eCommerce solutions, such as websites, and while this channel has been embraced by many traditional distributors, it also has introduced non-traditional web-based competitors into the marketplace. The diversity of product and service models supported in the marketplace is a reflection of the equally diverse product and service needs of the customer base. The large majority of our customers utilize multiple channels, from a single distributor or a range of distributors, to procure the products they need in their operations.
We believe that better service, and a competitive selling advantage, can be provided by maintaining a physical selling and stocking presence closer to the customers' location(s). As a result, we maintain branches in small, medium, and large markets, each offering a wide variety of products. The convenience of a large number of branches in a given area, combined with our ability to provide frequent deliveries to such branches from centrally located distribution centers, facilitates the prompt and efficient distribution of products. We also believe our FMI solutions, supported by an in-market location, provide a unique way to provide our customers convenient access to products and cost saving solutions using a business model not easily replicated by our competitors. Having trained personnel at each in-market location also enhances our ability to compete (see 'Employees' below).
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
Human Capital Resources
Employees
At the end of 2022, we employed 22,386 full and part-time employees. Of these, approximately 71% held an in-market or non-branch selling role. We characterize these personnel as follows:

	2022	% of Total	2021	% of Total
In-market locations (branches & Onsites)	13,410	59.9%	12,464	60.8%
Non-in-market selling (1)	2,488	11.1%	2,106	10.3%
Selling subtotal	15,898	71.0%	14,570	71.0%
Distribution/Transportation	3,974	17.8%	3,675	17.9%
Manufacturing	733	3.3%	649	3.2%
Organizational support personnel (2)	1,781	8.0%	1,613	7.9%
Non-selling subtotal	6,488	29.0%	5,937	29.0%
Total	22,386	100.0%	20,507	100.0%

(1)	Our non-in-market selling employee count has grown in recent years due to an increased focus on resources to support our growth drivers, particularly Onsite and national account growth.
(2)
Organizational support personnel consists of: (1) Sales & Growth Driver Support personnel (35% to 40% of category), which includes sourcing, purchasing, supply chain, product development, etc.; (2) Information Technology personnel (30% to 35% of category); and (3) Administrative Support personnel (25% to 30% of category), which includes human resources, Fastenal School of Business, accounting and finance, senior management, etc.

Employee Profile
As of December 31, 2022, we had 22,386 employees worldwide, with 17,919 of those employees located in the United States (U.S.), 2,898 employees located in Canada and Mexico, and 1,569 employees located overseas in 22 other countries throughout the world.
Based on our EEO-1 data for 2021, which is the most recent period for which data is available and our most recently filed information, in the U.S., females and minorities constitute 24.2% and 21.0% of our workforce, respectively. Based on U.S. Bureau of Labor Statistics data, we believe Fastenal's mix of female and minority employees is generally consistent with the proportion of females and minorities working in manufacturing and construction, which is representative of the pool of employees from which we might draw candidates. The proportion of females in our workforce declined slightly in 2021. This occurred in the broader manufacturing sector as well and likely reflected a larger trend: much of the impact of the severe social disruption caused by COVID-19 has fallen on women and mothers in our society, and that impact has been slow to reverse. Generally, though, we believe this data is best viewed over time rather than year-to-year. On this basis, there is a clear trend toward greater diversity in our business. In the nine years since 2012, our female and minority workforces have grown 2.8x and 4.2x faster, respectively, than our overall U.S. workforce. This trend reflects multiple dynamics in our business evolution, including the natural progression of our geographic expansion, the cycle of our promote-from-within philosophy, and efforts to improve hiring processes over time.
Health and Safety
Employee health and safety continues to be a priority in every aspect of our business. We have taken a multi-faceted approach to safety that helps us understand and reduce hazards in our business. Today, our health and safety programs span all operations including manufacturing, distribution centers, fleet and auto, and our branch network. These key business units play a dynamic role in defining how we engage with our employees on health and safety. Trainings, audits, inspections, risk assessments, safety coaching, and employee engagement are all programs that help us consistently manage our facility and employee safety. In 2022, there were over 199,000 completed health and safety programs, which is an increase of 30% compared to 2021. Our internal scorecard system and safety management system ensures we maintain focus on a variety of risks while we sustain an inclusive safety environment that contributes to innovation and improved performance. We continue to expand and evolve our safety programs to better meet our employee needs and workplace conditions as our business grows.
This commitment to, and continuous improvement toward, a safer work environment for our employees has generated excellent results. A widely accepted measure of organizational health and safety is the Experience Modification Rate (EMR). An organization's EMR is established through the comparison of a company's past and expected losses incurred through workplace injury against industry averages, which are compiled by the National Council on Compensation Insurance and consider unique variables such as the size and characteristics of an organization. Industry averages are benchmarked at a 1.00 EMR, with a reduction in the rate being reflective of an organization's ability to implement superior safety procedures and protocols, resulting in a safer environment and reducing both personnel and financial risk. In 2022, the most recent year for which this figure has been calculated, Fastenal had an EMR of 0.52, which is 48% better than the average performance rate for our industry.
In 2022, we achieved third-party certification for the 45001 Occupational Health and Safety Management System. This certification illustrates the strength of our health and safety programs, as well as our commitment to continual improvement to better support our growing workforce. As our business model continues to grow through our branch and Onsite network, our customer critical programs have evolved to mitigate risk and incidents, while meeting customer specific needs. This partnership with our customers allows us to collaborate and expand our health and safety programs to improve our business and our customers.
Employment and Compensation Philosophy
Fastenal's success is defined by our people. Our cultural values – Ambition, Integrity, Innovation, and Teamwork – are woven into the fabric of our human resources processes and protocols, and inform our employment and compensation philosophies.
Several principles underpin our employment philosophy. One principle is decentralization: placing employees close to our customers' operations and trusting these employees to independently make local decisions to provide differentiated local service. A second principle is that we are a passionately promote-from-within company, guided by a belief that if you work hard, make great decisions, learn from mistakes, and exemplify our cultural values, you should receive greater opportunity and responsibility. We believe these principles cultivate an entrepreneurial mindset and foster an environment of trust and empowerment.

As it relates to our compensation philosophy, we believe our combination and mix of base and bonus pay motivates our people to high levels of individual and company success, as the goals and objectives have been repeatedly demonstrated to be achievable with superior effort. We are guided by simple principles. First, compensation programs should be easy to understand, with goals and objectives that are clearly communicated and resources for success that are provided. They should be calculable by the employee and numbers-driven (e.g., not subjective). Second, total compensation should have a significant component that is based on how well the employee has grown their piece of the business and served our customers. Third, employees should receive incentives as soon as practical upon attainment of the goal.
Approximately 71% of our employees interface directly with customers on a daily or frequent basis, with the remainder supporting the selling efforts of our customer-facing employees. Typical pay arrangements provide a base amount paid periodically during the month, along with a major opportunity to earn bonus amounts, paid monthly, based on growth in sales, gross or pre-tax profit achieved, and prudent management of working capital. In certain roles, there may also be a portion of compensation based on contribution to attaining predetermined departmental or project and cost containment goals, most of which are focused on either customer service or better execution of company-wide activities.
Because we believe the growth in the company's stock value should be the reward for achieving long-term success consistent with being an owner, we have a stock option plan. In the case of certain foreign employees, we have a stock appreciation rights plan. All of our employees are eligible to receive stock option grants or stock appreciation rights.
We believe our combination of short- and long-term rewards and incentives has proven successful as reflected in our historic performance and levels of employee retention and turnover.
Our employees are not subject to any collective bargaining agreements, and we have experienced no work stoppages. We believe our employee relations are good.
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
Our Human Resources department develops efficient processes to expand our reach and pool of diverse talent while balancing the needs and requirements of data collection and storage. We have created a standardized framework for posting jobs and interviewing for positions, supplemented with training through the Fastenal School of Business (FSB). We have a Diversity and Compliance team that is heavily involved in developing this standardized framework, which ensures its integrity. Not only is this process followed for all new hires, we replicate the same procedures for any internal transfers and promotions.
The FSB (our internal corporate university program) develops and delivers a comprehensive array of industry and company-specific training and development programs that are offered to our employees. The programs are offered through a combination of classroom instructor-led training, virtual instructor-led training, and online learning. FSB provides core curricula focused on key competencies determined to be critical to the success of our employees' performance. In addition, we provide specialized educational tracks within various institutes of learning, as well as training plans based on roles within the company. These institutes of learning are advanced levels that provide specific concentrations of education and development and have been designed to focus on critical aspects of our business, such as leadership, effective branch best practices, sales and marketing, products, supply chain, and distribution.
Product Sourcing Endeavors
Sourcing from suppliers with good standing is the foundation of an ethical supply chain. We expect our suppliers to comply with all regulations and standards, and we conduct risk analysis for suppliers who want to do business with us and require them to provide additional supporting documentation affirming their ethics, quality, and reliability, so we can be certain they meet our standards in these areas and to ensure that they are complying with Fastenal's Global Supplier Purchase Order Terms & Conditions and Supplier Code of Conduct. Utilizing third-party tools and global databases, Fastenal scans and monitors over 1,000 sanction listings and over 500 other official and/or exclusion lists that provide information on any known risk, adverse media, and financial status of our suppliers. Additionally, we monitor key areas of trade-related risk, including dual-use goods and utilization of sanctioned countries (or entities), as these are common ways that international trade might provide capital and restricted goods to sanctioned parties, launder funds of drug traffickers, and otherwise support criminals. We also evaluate our suppliers' approach to labor to ensure that they are using appropriate, and appropriately compensated, employees.

With a local and global supplier base, continuous monitoring and local representation is a necessity to ensure protocols are triggered when risk may be evident, ensuring a safeguard against poor and/or impaired quality and regulatory violations that may otherwise impact our reputation in the marketplace. This is performed not only at the time of supplier vetting and onboarding, but for the life of the relationship with the supplier. This process promotes a supply chain that is supportive of Fastenal's Global Supplier Purchase Order Terms & Conditions and Supplier Code of Conduct. In the event of non-compliance or potential risk, we work with the supplier to correct the situation. If remediation efforts are not undertaken to ensure the supplier remains in compliance with Fastenal's standards and code of conduct, alternative sources for supply may be considered to ensure the integrity of our supply chain. Supply chain compliance representatives are placed in international corporate offices to ensure global coverage and governance, ensuring that no matter where a customers' operations may take them, Fastenal has the infrastructure, resources, and internal processes established to perform its supply chain governance obligations.
In 2022, approximately 33% of our total company-wide inventory spend was with small and/or diverse businesses. This flows from our Supplier Diversity program, as part of which we are committed to building supply chain relationships with small businesses and businesses with diverse ownership including women, minorities, veterans, and lesbian, gay, bisexual, and transgender (LGBT) owned Certified LGBT Business Enterprise® Suppliers.
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
Company-Specific Risks
Operational Risks
Products that we sell may expose us to potential material liability for property damage, environmental damage, personal injury, or death linked to the use of those products by our customers. Some of our customers operate in challenging industries in which there is a material risk of catastrophic events. We are actively seeking to expand our sales to certain categories of customers, some of whose businesses may entail heightened levels of such risk. If any of these events are linked to the use of any of our products by our customers, claims could be brought against us by those customers, by governmental authorities, and by third parties who are injured or damaged as a result of such events. In addition, our reputation could be adversely affected by negative publicity surrounding such events regardless of whether or not claims against us are successful. While we maintain insurance coverage to mitigate a portion of this risk and may have recourse against our suppliers for losses arising out of defects in products procured from them, we could experience significant losses as a result of claims made against us to the extent adequate insurance is not in place, the products are manufactured by us or legal recourse against our suppliers is otherwise not available, or our insurers or suppliers are unwilling or unable to satisfy their obligations to us.
Our ability to successfully attract, develop, and retain qualified personnel to staff our selling locations could impact labor costs, sales at existing selling locations, and the successful execution of our growth drivers. Our success depends in part on our ability to attract, motivate, and retain a sufficient number of qualified employees, including inside and outside branch associates, Onsite managers, national account sales representatives, and support personnel, who understand and appreciate our culture and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the industry is high, particularly for less tenured employees. If we are unable to hire and retain personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and product knowledge, our sales could be materially adversely affected. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may also delay the planned expansion of our various selling channels.
Interruptions in the proper functioning of information systems or the inability to maintain or upgrade our information systems, or convert to alternate systems in a timely and efficient manner, could disrupt operations, cause unanticipated increases in costs and/or decreases in revenues, and result in less efficient operations. The proper functioning of our information systems is critical to many aspects of our business and we could be adversely affected if we experience a disruption or data loss relating to our information systems and are unable to recover in a timely manner. Our information systems are protected with robust backup systems and processes, including physical and software safeguards and remote processing capabilities. Still, information systems are vulnerable to natural disasters, power losses, unauthorized access, telecommunication failures, and other problems. In addition, certain software used by us is licensed from, and certain services related to our information systems are provided by, third parties who could choose to discontinue their products or services or their relationship with us. It is also possible that we are unable to improve, upgrade, maintain, and expand our information systems. Our ability to process orders, maintain proper levels of inventories, collect accounts receivable, pay expenses, and maintain the security of company and customer data, as well as the success of our growth drivers, is dependent in varying degrees on the effective and timely operation and support of our information technology systems. If critical information systems fail or these systems or related software or services are otherwise unavailable, if we experience extended delays or unexpected expenses in securing, developing, and otherwise implementing technology solutions to support our growth and operations, or if certain insurance coverages are limited in their capabilities or affordability, it could adversely affect our profitability and/or ability to grow.
The ability to adequately protect our intellectual property or successfully defend against infringement claims by others may have an adverse impact on operations. Our business relies on the use, validity, and continued protection of certain proprietary information and intellectual property, which include current and future patents, trade secrets, trademarks, service marks, copyrights, and confidentiality agreements, as well as license and sublicense agreements to use intellectual property owned by affiliated entities or third parties. Unauthorized use of our intellectual property by others could result in harm to various aspects of the business and may result in costly and protracted litigation in order to protect our rights. In addition, we may be subject to claims that we have infringed on the intellectual property rights of others, which could subject us to liability, require us to obtain licenses to use those rights at significant cost, or otherwise cause us to modify our operations.

Cyber security incidents, or violations of data privacy laws and regulations, could cause us to experience certain operational interruptions, incur substantial additional costs, become subject to legal or regulatory proceedings, or suffer damage to our reputation in the marketplace. The nature of our business requires us to receive, retain, and transmit certain personally identifying information that our customers provide to purchase products or services, register on our websites, or otherwise communicate and interact with us. While we have taken and continue to undertake significant steps to protect our customer and confidential information, a compromise of our data security systems or those of businesses with which we interact with could result in information related to our customers or business being obtained by unauthorized persons. We develop and update processes and maintain systems in an effort to try to prevent such unauthorized access, and have established and maintained disclosure controls and procedures that would permit us to make accurate and timely disclosures of any material event, including any cyber security event. The development and maintenance of these processes and systems are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Consequently, despite our efforts, the possibility of cyber security incidents cannot be eliminated entirely. There can be no assurance that we will not experience a cyber security incident that may materially impact our business. While we also seek to obtain assurances that third parties we interact with will protect confidential information, there is a risk the confidentiality of data held or accessed by third parties may be compromised. If a compromise of our data security were to occur, it could interrupt our operations, subject us to additional legal, regulatory, and operating costs, and damage our reputation in the marketplace. In addition, regulatory authorities have increased their focus on how companies collect, process, use, store, share, and transmit personal data. New privacy security laws and regulations, including the European Union General Data Protection Regulation 2016, the California Consumer Protection Act, and other similar privacy laws, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant penalties.
Changes in customer or product mix, downward pressure on sales prices, and changes in volume or timing of orders have caused and could continue to cause our gross profit percentage to fluctuate or decline in the future. Changes in our customer and product mix have caused our gross profit percentage to decline and could cause our gross profit percentage to further fluctuate or decline. For example, we have experienced a long-term increase in the proportion of our sales attributable to both non-fastener products and national accounts and Onsite customers. Non-fastener products typically have a lower gross profit percentage than fasteners because in many cases non-fastener products are less technical, have shorter supply chains, and are easier to transport. Similarly, national accounts and Onsite customers typically have a lower gross profit percentage than smaller customers by virtue of their scale, available business, and broader offering of products which typically have lower gross profit percentages. Whether and to what extent this adverse mix impact will result in a decline of our gross profit percentage in any given year will depend on the extent to which they are offset by positive impacts to gross profit percentage during such year. For instance, in 2022, we executed initiatives intended to drive key account penetration, which resulted in relative growth in our national account and Onsite customers and a decline in our gross profit percentage from customer mix. In contrast, the strength of the manufacturing economy in 2022 resulted in relatively faster growth in our more economically cyclical fastener product line over our non-fastener product lines, resulting in an increase in our gross profit percentage from product mix. Setting aside the circumstances of any given year or period, however, customer and product mix have contributed to the decline of our gross profit percentage over time and will likely continue to reduce our gross profit percentage into the foreseeable future. There are other variables that could cause our gross profit percentage to decline, including downward pressure on sales prices due to deflation, pressure from customers to reduce costs, or increased competition. We could experience reductions in the volume of purchases we make from our suppliers, which could reduce supplier volume allowances. We may not be able to pass higher product costs along to customers if those customers have ready product or supplier alternatives in the marketplace.
Failure to implement an effective Environmental, Social, and Governance (ESG) strategy could result in financial losses or a tarnished corporate reputation. Customers, suppliers, employees, community partners, shareholders, and regulatory agencies are increasingly scrutinizing our ESG disclosures and practices and factoring the social impact of our policies and practices into whether and how they engage with us. Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include:
•the availability and cost of low- or non-carbon-based energy sources;
•the evolving regulatory requirements affecting ESG standards or disclosures;
•the availability of suppliers that can meet sustainability, diversity, and other ESG standards that we may set;
•the availability of effective and acceptable emission offset technologies or strategies in the event such tools will be necessary to achieve overall emission reduction and mitigation goals;
•our ability to recruit, develop, and retain diverse talent in our labor markets; and
•the success of our organic growth and acquisitions and dispositions of businesses or operations.

Furthermore, increasing reporting and operating regulations around ESG matters may result in higher operating expenses and/or capital expenditures that could reduce our profitability and/or cash flow.
An actual or perceived inability to satisfactorily address the concerns and disclosure expectations of our stakeholders could adversely affect our corporate reputation, image, identity, brand equity, and status, which could hurt our ability to retain and acquire customers and employees, lead to penalties for non-compliance, and/or negatively impact the price performance of our common stock.
Our operating and administrative expenses could grow more rapidly than net sales which could result in failure to achieve our goals related to leveraging revenue growth into higher net earnings. Over time, we have generally experienced an increase in our operating and administrative expenses, including costs related to payroll, occupancy, freight, and information technology, among others, as our net sales have grown. However, historically, a portion of these expenses has not increased at the same rates as net sales, allowing us to leverage our growth and sustain or expand our operating profit margins. There are various scenarios where we may not be able to continue to achieve this leverage as we have been able to do in the past. For instance, it is typical that when demand declines, most commonly from cyclical or general market factors (though it could be due to customer losses or some other company-specific event), our operating and administrative expenses do not fall as quickly as net sales. It is also possible that in the future we will elect to make investments in operating and administrative expenses that would result in costs growing faster than net sales. In addition, market variables, such as labor rates, energy costs, legal costs, and health care costs, could move in such a way as to cause us to not be able to manage our operating and administrative expenses in a way that would enable us to leverage our revenue growth into higher net earnings. Should any of these scenarios, or a combination of them, occur in the future, it is possible that our operating and pre-tax profit margins could decline even if we are able to grow revenue.
We may be unable to meet our goals regarding the growth drivers of our business. Our sales growth is dependent primarily on our ability to attract new customers and increase our activity with existing customers within North America and abroad. In recent years, we have increased the resources devoted to developing a multi-dimensional, differentiated service offering, including our Digital Footprint (which incorporates our FMI and e-procurement capabilities), Onsites, national accounts, international capabilities, and process and consumption analytics. While we have taken steps to build momentum in the growth drivers of our business, we cannot assure you those steps will lead to sales growth. Failure to achieve any of our goals regarding our Digital Footprint, Onsites, national accounts, international capabilities, analytics, or other growth drivers could negatively impact our long-term sales and profit growth. For instance, a lack of customer access during the COVID-19 pandemic in 2020 and 2021 resulted in signings of Onsites and FMI devices, both important indicators of future sales growth, being below target levels for those years, which had adverse implications on sales growth in 2022. In addition, failure to identify appropriate targets for the growth drivers of our business or failure to persuade the appropriate targets to adopt these offerings once identified may adversely impact our internally developed and/or externally communicated deployment objectives.
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
Our competitive advantage in FMI solutions, which includes industrial vending (FASTVend) and bin stock (FASTStock and FASTBin) tools could be eliminated and, in the case of FASTVend, the loss of key suppliers of equipment and services could be impactful and result in failure to deploy devices. Certain circumstances could lead to a short-term inability to promote and/or install our FMI solutions. We believe we have a competitive advantage in industrial vending and bin stock due to our hardware and software, our local branch presence (allowing us to service devices and bins more rapidly and with less burden on our customers), our depth of products that lend themselves to being dispensed through industrial vending devices or bin stocks, and, in North America, our distribution strength. These advantages have developed over time; however, other competitors could respond to our expanding industrial vending and bin stock position with highly competitive platforms of their own. Such competition could negatively impact our ability to expand our industrial vending and bin stock tools or negatively impact the economics of that business. In addition, we currently rely on a limited number of suppliers for the vending devices used in our FASTVend platform. While devices, software, and services can be obtained from other sources, loss of our current suppliers could be disruptive and could result in our failure to meet short- or long-term goals related to the numbers of FASTVend devices we are able to deploy. Certain circumstances may reduce short-term customer receptivity to adopting our FMI services. For instance, when economic activity slows, some customers may prioritize managing existing operations over adopting new technologies until business circumstances change. For instance, in 2020 and 2021 we experienced a slowdown in the signing of FMI devices as customers limited access to decision-makers and facilities to minimize risks related to the COVID-19 pandemic.

Failure to maintain an effective system of internal controls over business processes and/or financial reporting could materially impact our business and results. Company management is responsible for establishing and maintaining effective internal controls designed to provide reasonable assurance regarding the achievement of objectives relating to operations, reporting, and compliance. Any system of internal controls, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a system of controls must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all systems of internal controls, internal controls over business processes and financial reporting may not prevent or detect fraud or misstatements. Any failure to maintain an effective system of internal controls over business processes and financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation, economic loss, or adversely affect the market price of our common stock.
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
We may not be able to compete effectively against traditional or non-traditional competitors, which could cause us to lose market share or erode our gross and/or operating income profit and/or percentage. The industrial, construction, and maintenance supply industry, although slowly consolidating, still remains a large, fragmented, and highly competitive industry. Our current or future competitors may include companies with similar or greater market presence, name recognition, and financial, marketing, technological, and other resources, and we believe they will continue to challenge us with their product selection, financial resources, technological advancements, and services. Increased competition from brick-and-mortar retailers could cause us to lose market share, reduce our prices, or increase our spending. Similarly, the emergence of online retailers, whether as extensions of our traditional competition or in the form of major, non-traditional competitors, could result in easier and quicker price discovery and the adoption of aggressive pricing strategies and sales methods. These pressures could have the effect of eroding our gross and/or operating income profit and/or percentage over time.
We may not be successful in integrating acquisitions and achieving intended benefits and synergies. Historically, the vast majority of our growth has been organic. However, we have completed several acquisitions over the last decade and expect to continue to pursue strategic acquisitions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers. Acquisitions involve numerous risks and challenges, including, among others, a risk of potential loss of key employees of an acquired business, inability to achieve identified operating and financial synergies anticipated to result from an acquisition, diversion of our capital and our management's attention from other business issues, and risks related to the integration of the acquired business including unanticipated changes in our business, our industry, or general economic conditions that affect the assumptions underlying the acquisition. Any one or more of these factors could cause us to not realize the benefits anticipated to result from the acquisitions.
Equity Risks
Our stock price will fluctuate, and at times these fluctuations may be volatile. The prices of markets and individual equities tend to fluctuate. These fluctuations commonly reflect events, many of which may be fully or partially outside of our control, that may change investor's perception of our future earnings growth prospects, including changes in economic conditions, ability to execute business strategy, the impacts of public policy, investor sentiment, competitive dynamics, and many other factors. While the sources of stock price fluctuation can be common across companies, the magnitude of these fluctuations can vary for different companies. This is commonly measured by beta, which is an individual stock’s volatility in relation to the overall market. Our stock price has traditionally had a high beta value, which means fluctuations in the price of our shares will often be sharper than what is experienced by broader market indices. We can provide no assurance that the above-average historical volatility of our stock versus the broader market will moderate. Volatility in our stock price could also result in the filing of securities class action litigation, which could result in substantial costs and the diversion of our management's time, attention, and resources.
There can be no assurance that our stock price will continue to reflect the current multiple of earnings over time. Stock prices, including ours, are commonly thought to be a function of earnings compounded by a multiple. This is often referred to as a price-to-earnings (P/E) ratio. Historically, investors have given our earnings a higher multiple, or premium, than is typical of the broader industrial sector of which we are typically associated. We believe we have earned this premium by virtue of a long history of superior growth, profitability, and returns. However, to the extent that we fail to successfully execute our growth strategies and/or poorly navigate the risks that surround our business, including those described throughout this section, or to the extent our industry (industrial distribution, or industrial stocks in general) loses favor in the marketplace, there can be no assurance that investors will continue to afford a premium multiple to our earnings which could adversely affect our stock price.
We cannot provide any guaranty of future dividend payments or that we will continue to purchase shares of our common stock pursuant to our share purchase program. Although our board of directors has historically authorized the payment of quarterly cash dividends on our common stock and indicated an intention to do so in the future, there are no assurances that we will continue to pay dividends in the future or continue to increase dividends at historic rates. In addition, although our board of directors has authorized share purchase programs and we purchased shares in 2022, 2020, and prior years through these programs, we may discontinue doing so at any time. Any decision to continue to pay quarterly dividends on our common stock, to increase those dividends, or to purchase our common stock in the future will be based upon our financial condition and results of operations, the price of our common stock, credit conditions, and such other factors as are deemed relevant by our board of directors.
General Economic and Operating Risks
Operational Risks
A downturn in the economy or in the principal markets served by us and other factors may affect customer spending, which could harm our operating results. In general, our sales are the result of planned and unplanned customer spending on products used in production of final goods, infrastructure construction, and/or the maintenance of facilities. This spending is affected by many factors, including, among others:
•general business conditions,
•business conditions in our principal markets,
•changes in the value of local currencies relative to our functional currency, the United States dollar,
•interest rates,
•inflation,
•liquidity in credit markets,
•taxation,
•government regulations and actions,
•energy and fuel prices and electrical power rates,
•unemployment trends,
•terrorist attacks and acts of war,
•impact of higher sustained global temperatures (global warming),
•acts of God, which may include, but are not limited to, weather events, earthquakes, pandemics, etc., and
•other matters that influence customer confidence and spending.
A downturn in either the national or local economies where we operate, or in the principal markets served by us, or changes in any of the other factors described above, could negatively impact sales at our in-market locations, sales through our other selling channels, and the level of profitability of those in-market locations and other selling channels.
In 2022, we experienced a weakening in the value of many local currencies relative to the United States dollar. As a result, in certain international markets our relatively healthy local currency sales were weak or weakened in certain international markets when reported in our functional currency. This was particularly pronounced in Europe. In 2022, a loosening of China’s "zero tolerance" COVID-19 domestic policy, and the resulting surge in infections, caused a weakening in local currency results in our Chinese and Southeast Asian markets. In 2022, the Russo-Ukrainian war adversely affected European energy markets and business activity, resulting in a weakening of sales growth in local currency for our Continental European business unit.
Products manufactured in foreign countries may cease to be available, which could adversely affect our inventory levels and operating results. We obtain certain of our products, and our suppliers obtain certain of their products, from China, Taiwan, South Korea, and other foreign countries. Our suppliers could discontinue or experience disruption in selling products manufactured in foreign countries at any time for reasons that may or may not be in our control or our suppliers’ control, including foreign government regulations, domestic government regulations, disruption in trade relationships and agreements, political unrest, war, disease, labor availability, or change in local economic conditions. Additionally, the shipment of goods from foreign countries could be delayed by container shipping companies encountering financial, capacity, or other difficulties. Our operating results and inventory levels could suffer if we are unable to promptly replace a supplier or shipper who is unwilling or unable to satisfy our requirements with another supplier or shipper providing products and services of comparable quality and utility. We experienced this in 2021 and 2022, as a strong recovery in global product demand following the COVID-19 pandemic created disruptions due to a shortage of shipping capacity and the effect of labor capacity restraints on the ability to produce sufficient goods in a timely manner. We and our customers experienced a shortage of certain products and elevated transportation costs as a result.

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
Changes in energy costs and the cost of raw materials used in our products could impact our net sales, cost of sales, gross profit percentage, distribution expenses, and occupancy expenses, which may result in lower operating income. Our suppliers can experience significant fluctuation over time in the cost of raw materials (e.g., steel, plastic, etc.) used to produce their products. They can also experience significant fluctuation in the cost of energy consumed in their production processes and in the cost of fuel consumed to transport their products. These suppliers typically look to pass their increased costs along to us through price increases. We also consume energy and fuel in our own operations, and can experience direct and significant fluctuation in our own costs. Increases in the cost of fuel or raw materials could be damaging to us, decreases in those costs, particularly if severe, could also adversely impact us by creating deflation in selling prices, which could cause our gross profit to decline, or by negatively impacting customers in certain industries, which could cause our sales to those customers to decline. Failure to fully pass any such increased prices and costs through to our customers or to modify our activities to mitigate the impact would have an adverse effect on our operating income. We experienced resource inflation in 2021 and 2022, as a strong recovery in global demand following the COVID-19 pandemic created tightness in the market for certain raw materials and energy. This caused our company and our suppliers to increase product prices to address higher input costs.
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
Our current estimates of total market potential as well as the market potential of our business strategies could be incorrect. We believe we have a significant opportunity for growth based on our belief that North American market demand for the products we sell is estimated to exceed $140 billion. This figure is not derived from an independent organization or data source that aggregates and publishes widely agreed-upon demand and market share statistics. Instead, we have identified this figure based on our own experience in the marketplace for our products and by evaluating estimates from other sources. If we have overestimated the size of our market, and in doing so, underestimated our current share of it, the size of our opportunity for growth may not be as significant as we currently believe. Similarly, we have provided estimates of the opportunities we have with some of our specific growth strategies, such as FMI solutions and Onsite locations. Within North America, we believe the potential market opportunity for industrial vending is approximately 1.7 million devices and we have identified over 12,000 customer locations with the potential to implement our Onsite service model within our traditional manufacturing and construction customer base. We have identified additional markets, such as government, healthcare, and academia, and geographies into which we can sell our FMI solutions, which would increase the number of identified potential FMI solutions or customer locations. However, our presence in emerging markets and geographies is not as established as is the case in our traditional markets and geographies, which could extend the sales cycle. Similar to the case for total market size, we use our own experience and data to arrive at the size of these potential opportunities and not independent sources. These estimates are based on our business model today, and the introduction or expansion of other business strategies, such as on-line retailing, could cause them to change. In addition, the market potential of a particular business strategy may vary from expectations due to a change in the marketplace (such as changes in customer concentration or needs), a change in the nature of that business strategy, or weaker than anticipated acceptance by customers of that business strategy. We cannot guarantee that our market potential estimates are accurate or that we will ultimately decide to expand our industrial vending or Onsite service models as we anticipate to reach the full market opportunity.
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
The occurrence of a widespread public health crisis, including COVID-19, could have a material adverse effect on our business, results of operations, and financial condition. A public health crisis, if sufficiently widespread as to affect economic activity, could negatively impact our business. To the extent that efforts to mitigate the effects of the crisis result in a reduction in demand, inefficiencies due to workplace accommodations, reduced availability of personnel, supply chain disruption, or constraints on product availability, among other difficulties, our financial condition could be negatively impacted. In any such event, the severity, duration, and extent of the crisis can be difficult to predict, which can make it difficult to predict or anticipate the magnitude and length of the impact on our sales, profits, and/or cash flow. We experienced these effects with the onset of the COVID-19 pandemic in early 2020, when government authorities and our customers imposed facility closures, work-from-home orders, social distancing protocols, and/or other restrictions in an effort to mitigate the effects on global societies. These actions had both positive effects (strong sales of safety and sanitation supplies to government, healthcare, and warehousing customers) and negative effects (weak sales to industrial and construction customers as well as disruption in signings of Onsites and FMI devices). COVID-19 did not have any meaningful direct impact on our financial results in 2022. However, COVID-19 infections continue in most societies in which we operate, and we cannot predict the severity and duration of additional outbreaks, new variants of the virus, or the future availability of effective medical treatments and vaccines. We also cannot predict the severity or duration of the net financial impact of COVID-19 or any other public health event on our operating results.
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
Legal, Regulatory, and Compliance Risks
Our business is subject to a wide array of operating laws and regulations in every jurisdiction where we operate. Compliance with these laws and regulations increases the cost of doing business and failure to comply could result in the imposition of fines or penalties, damage to our reputation, or the termination of contracts. We are subject to a variety of laws and regulations including without limitation import and export requirements, anti-bribery and corruption laws, product compliance laws, environmental laws, foreign exchange controls and cash repatriation restrictions, advertising regulations, data privacy (including in the U.S., the California Consumer Privacy Act, and in the European Union, the General Data Protection Regulation 2016, with interpretations varying from state to state and country to country) and cyber security requirements (including protection of information and incident responses), regulations on suppliers regarding the sources of supplies or products, labor and employment laws, and anti-competition regulations. In addition, as a supplier to federal, state, and local government agencies, we must comply with certain laws and regulations relating specifically to the formation, administration, and performance of our governmental contracts. We are also subject to governmental audits and inquiries in the normal course of business. Ongoing audit activity and changes to the legal and regulatory environments could increase the cost of doing business, and such costs may increase in the future as a result of changes in these laws and regulations or in their interpretation. While we have implemented policies and procedures designed to facilitate compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations, or our policies. Any such violations could result in the imposition of fines and penalties, damage to our reputation, and, in the case of laws and regulations relating specifically to governmental contracts, the loss of those contracts.
Tax laws and regulations require compliance efforts that can increase our cost of doing business and changes to these laws and regulations could impact financial results. We are subject to a variety of tax laws and regulation in the jurisdictions in which we operate. Maintaining compliance with these laws can increase our cost of doing business and failure to comply could result in audits or the imposition of fines or penalties. Further, our future effective tax rates in any of these jurisdictions could be affected, positively or negatively, by changing tax priorities, changes in statutory rates, and/or changes in tax laws or the interpretation thereof. In 2022, the Inflation Reduction Act was passed which contained tax-related provisions. We do not anticipate any meaningful near-term impact to our tax rates from the legislation.
Changes in accounting standards and subjective assumptions, estimates, and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition. U.S. generally accepted accounting principles (GAAP) and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as asset impairment, inventories, lease obligations, self-insurance, vendor allowances, tax matters, business combinations, and legal matters, are complex and involve many subjective assumptions, estimates, and judgments. Changes in accounting standards or their interpretation or changes in underlying assumptions, estimates or judgments, could significantly change our reported or expected financial performance or financial condition. The implementation of new accounting standards could also require certain systems, internal process, internal control, and other changes that could increase our operating costs.
Credit and Liquidity Risks
Tight credit markets could impact our ability to obtain financing on reasonable terms or increase the cost of existing or future financing and interest rate fluctuations could adversely impact our results. As of December 31, 2022, we had $555.0 of outstanding debt obligations, of which $330.0 is in the form of senior unsecured promissory notes issued under our master note agreement (the Master Note Agreement), while $225.0 is in the form of loans outstanding under our revolving credit facility (the Credit Facility). Loans under the Credit Facility generally bear interest at a rate per annum equal to Daily Simple Secured Overnight Financing Rate (SOFR) and mature on September 28, 2027. The notes issued under our Master Note Agreement consist of six series and are described in further detail in Note 9 of the Notes to Consolidated Financial Statements in this Form 10-K.
We currently have the capacity under our Credit Facility and Master Note Agreement to increase borrowings in the future to finance stock purchases, dividends, capital expenditures, working capital additions, acquisitions, or other investments. Should we seek to increase our borrowings during periods of volatility and disruption in the United States credit markets, financing may become more costly and more difficult to obtain. This was not a material consideration in 2022. However, during any future periods of credit market volatility, the cost of servicing any existing balances on our Credit Facility at that time could increase due to the SOFR-based interest rate provided for under our Credit Facility.
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Note – Information in this section is as of December 31, 2022, unless otherwise noted.
We own, and in some cases, lease, the following facilities, excluding selling locations:

Location	Purpose	Leased	Tote Locations (ASRS) (1)		Approximate Square Feet
Winona, Minnesota	Distribution center and home office		246,000		331,000
Indianapolis, Indiana	Distribution center		547,000	(2)	1,078,000
Akron, Ohio	Distribution center		103,000		188,000
Scranton, Pennsylvania	Distribution center		104,000		187,000
Denton, Texas	Distribution center (3)		41,000	(4)	206,000
Atlanta, Georgia	Distribution center		77,000		252,000
Seattle, Washington	Distribution center		140,000		238,000
Modesto, California	Distribution center and manufacturing facility		69,000		328,000
Salt Lake City, Utah	Distribution center and packaging facility (three buildings)	X	—		153,000
High Point, North Carolina	Distribution center (two buildings) (5)		132,000		829,000
Kansas City, Kansas	Distribution center		170,000		462,000
Jackson, Mississippi	Distribution center		—		271,000
Kitchener, Ontario, Canada	Distribution center		128,000		242,000
Edmonton, Alberta, Canada	Distribution center	X	—		38,000
Apodaca, Nuevo Leon, Mexico	Distribution center	X	—		46,000
Dordrecht, Netherlands	Distribution center	X	—		38,000
Shanghai, China	Local re-distribution center	X	—		15,000

(1)	Total number of tote locations for small parts storage included in facilities with an ASRS.
(2)	This property contains an ASRS with capacity of 52,000 pallet locations, in addition to the 547,000 tote locations for small parts.
(3)	Approximately 30,000 square feet is leased space for distribution related activities. In 2022, we began a project to add square footage and add additional ASRS to this property.
(4)	This facility contains an ASRS with capacity of 14,000 pallet locations, in addition to the 41,000 tote locations for small parts.
(5)	In December 2018, we purchased an additional distribution center in High Point, North Carolina with approximately 750,000 total square feet. Approximately 395,000 square feet will be leased by the building's previous owner until December 2024. We currently utilize approximately 355,000 square feet for distribution activities.
We also own, and in some cases, lease, the following support facilities, excluding selling locations:

Location	Purpose	Leased	Approximate Square Feet
Winona, Minnesota	Manufacturing facility		121,000
Indianapolis, Indiana	Manufacturing facility		198,000
Houston, Texas	Manufacturing facility		122,000
Wallingford, Connecticut	Manufacturing facility		177,000
Rockford, Illinois	Manufacturing facility		101,000
Johor, Malaysia	Manufacturing facility		30,000
Brno-Lisen, Czech Republic	Manufacturing facility	X	20,000
Leeds, United Kingdom	Manufacturing facility	X	28,000
Winona, Minnesota	Multiple facilities for office space, storage, and packaging operations		421,000
Bangalore, India	International information technology office	X	45,000
In addition, we own 157 buildings that house our in-market locations in various cities throughout North America.
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
Our shares are traded on The Nasdaq Stock Market under the symbol 'FAST'. As of January 20, 2023, there were approximately 1,000 record holders of our common stock, which include nominees or broker dealers holding stock on behalf of an estimated 424,000 beneficial owners.
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during each of the last three months of 2022:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2022	2,000,000	$46.62	2,000,000	6,200,000
November 1-30, 2022	0	$0.00	0	6,200,000
December 1-31, 2022	0	$0.00	0	6,200,000
Total	2,000,000	$46.62	2,000,000	6,200,000

(1)	As of December 31, 2022, we had remaining authority to repurchase 6,200,000 shares under the July 12, 2022 authorization. This authorization does not have an expiration date.
Purchases of shares of our common stock, if applicable, are described later in this Form 10-K under the heading 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations'.

Fastenal Company Common Stock Comparative Performance Graph
Set forth below is a graph comparing, for the five years ended December 31, 2022, the yearly cumulative total shareholder return on our common stock with the yearly cumulative total shareholder return of the S&P 500 Index and the Dow Jones US Industrial Suppliers Index.
The comparison of total shareholder returns in the performance graph assumes that $100 was invested on December 31, 2017 in Fastenal Company, the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index, and that dividends were reinvested when and as paid.
Comparison of Five-Year Cumulative Total Return Among Fastenal Company, the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index

350
300
250
200
150
100
50
2017
2018
2019
2020
2021
2022
Fastenal Company
S&P 500 Index
Dow Jones US Industrial Suppliers Index

	2017	2018	2019	2020	2021	2022
Fastenal Company	$100.00	98.43	142.76	194.97	261.33	197.72
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
Dow Jones US Industrial Suppliers Index	100.00	97.58	129.03	163.14	217.97	189.21
Note - The graph and index table above were obtained from Zacks SEC Compliance Services Group.
ITEM 6.RESERVED

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements and should be read in conjunction with those consolidated financial statements. This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons for the current year and the prior year. Discussions of 2020 items can be found in 'Management's Discussion and Analysis of Financial Condition and Results of Operations' in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 31, 2021.
Business and Operational Overview
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of approximately 3,300 in-market locations. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes sales of products for both original equipment manufacturing (OEM), where our products are consumed in the final products of our customers, and manufacturing, repair and operations (MRO), where our products are consumed to support the facilities and ongoing operations of our customers. The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, oil exploration companies, oil production and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our branches, Onsite locations, and customers are primarily located in North America, though we continue to grow our non-North American presence as well.
It is helpful to appreciate several aspects of our marketplace: First, it is big. We estimate the North American marketplace for industrial supplies is in excess of $140 billion per year (and we have expanded beyond North America) and no company has a significant portion of this market. Second, many of the products we sell are individually inexpensive, but the cost and time to manage, procure, and transport these products can be quite meaningful. Third, many customers prefer to reduce their number of MRO and OEM suppliers to simplify their business, while also utilizing various technologies and models (including our local branches when they need something quickly or unexpectedly) to improve availability and reduce waste. Lastly, we believe the markets are efficient. In our view, this means that companies that grow market share are those that develop differentiated capabilities that provide the greatest value to the customer.
Our approach to addressing these aspects of our marketplace is captured in our tagline Where Industry Meets Innovation™. The concept of growth is simple: find more customers every day and increase our activity with them. However, execution is hard work. First, we recruit service-minded individuals to support customers and empower them to operate in a decentralized fashion to maximize their flexibility to solve customer problems. We support these customer-facing resources with a supply chain capability that is speedy, efficient, and cost-effective. This has formed the foundation of our high-touch model since inception. Second, we invest in, develop, and deploy capabilities that allow us to illuminate and provide greater control over a customer's supply chain. These capabilities range from service models that take advantage of our local presence and/or our ability to more efficiently manage complex procurement needs, to hardware and software technologies that promote actionable data capture, improve operating efficiencies and reduce supply chain risk. Third, we strive to generate strong profits, which produce the cash flow necessary to support our growth, our product and technology development, and the needs of our customers.
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

Executive Overview
The following table presents a performance summary of our results of operations for the periods ended December 31:

	2022	2021	YOY Change	2020	YOY Change
Net sales	$6,980.6	6,010.9	16.1%	$5,647.3	6.4%
Business days	254	253		255
Daily sales	$27.5	23.8	15.7%	$22.1	7.3%
Gross profit	$3,215.8	2,777.2	15.8%	$2,567.8	8.2%
% of net sales	46.1%	46.2%		45.5%
Operating and administrative expenses	$1,762.2	1,559.8	13.0%	$1,426.0	9.4%
% of net sales	25.2%	26.0%		25.3%
Operating income	$1,453.6	1,217.4	19.4%	$1,141.8	6.6%
% of net sales	20.8%	20.3%		20.2%
Earnings before income taxes	$1,440.0	1,207.8	19.2%	$1,132.7	6.6%
% of net sales	20.6%	20.1%		20.1%
Net earnings	$1,086.9	925.0	17.5%	$859.1	7.7%
Diluted net earnings per share	$1.89	1.60	17.8%	$1.49	7.4%
We would characterize 2022 as reflecting the normalization of the business cycle relative to the pandemic-impacted years of 2020 and 2021. While we did experience some slowing in business activity over the course of the year, customer demand was generally healthy throughout, resulting in good unit growth. Incremental pricing from actions taken at the end of 2021 and the start of 2022 further contributed to our growth, though over the course of the year we saw the inflationary pressures and supply chain constraints that catalyzed our pricing actions largely dissipate. This normalization in business activity also resulted in improved signings of Onsites and FMI devices, which approached pre-pandemic levels. These factors more than offset challenges in our smaller non-North American markets, where the effects of the Russo-Ukrainian War and China's evolving COVID-19 policies weighed on growth. This growth, combined with improvements to our efficiency stemming from growth in our Digital Footprint and changes to our go-to-market strategies, allowed us to expand our operating margins in the period.
The table below summarizes our absolute and full-time equivalent (FTE; based on 40 hours per week) employee headcount, our investments in in-market locations (defined as the sum of the total number of branch locations and the total number of active Onsite locations), and weighted FMI devices at the end of the periods presented and the percentage change compared to the end of the prior period.

	Q4 2022	Q4 2021	Twelve-month % Change
In-market locations - absolute employee headcount	13,410	12,464	7.6%
In-market locations - FTE employee headcount	12,017	11,337	6.0%
Total absolute employee headcount	22,386	20,507	9.2%
Total FTE employee headcount (1)	19,854	18,334	8.3%

Number of branch locations	1,683	1,793	-6.1%
Number of active Onsite locations	1,623	1,416	14.6%
Number of in-market locations	3,306	3,209	3.0%
Weighted FMI devices (MEU installed count) (2)	102,151	92,874	10.0%

(1)
Due to a calculation error, organizational support personnel was overstated by 36 FTE in the fourth quarter of 2021, with total non-selling FTE and total FTE being overstated by the same amount. These figures have been corrected in this Form 10-K. Adjusting for this error, total FTE in 2021 would have been down by an additional 0.2% for year-to-date growth.

(2)	This number excludes approximately 6,500 non-weighted devices that are part of our locker lease program.
During the last twelve months, we increased our total FTE employee headcount by 1,520. This reflects an increase in our in-market and non-in-market selling FTE employee headcount of 1,063 to support growth in the marketplace and sales initiatives targeting customer acquisition. We had an increase in our distribution center FTE employee headcount of 231 to support increasing product throughput at our facilities and to expand our local inventory fulfillment terminals (LIFTs). We had an increase in our remaining FTE employee headcount of 226 that relates primarily to personnel investments in information technology, manufacturing, and operational support, such as purchasing and product development.
We opened one branch in the fourth quarter of 2022 and closed 34, net of conversions. We activated 76 Onsite locations in the fourth quarter of 2022 and closed 20, net of conversions. In 2022, we opened 12 branches and closed 122, net of conversions. In 2022, we activated 306 Onsite locations and closed 99, net of conversions. In any period, the number of closings tends to reflect normal churn in our business, whether due to redefining or exiting customer relationships, the shutting or relocation of customer facilities that host our locations, or a customer decision, as well as our ongoing review of underperforming locations. Our in-market network forms the foundation of our business strategy, and we will continue to open or close locations as is deemed necessary to sustain and improve our network, support our growth drivers, and manage our operating expenses.
CURRENT YEAR RESULTS ENDED 2022
Results of Operations
The following sets forth consolidated statements of earnings information (as a percentage of net sales) for the periods ended December 31:

	2022	2021
Net sales	100.0%	100.0%
Gross profit	46.1%	46.2%
Operating and administrative expenses	25.2%	26.0%
Operating income	20.8%	20.3%
Net interest expense	-0.2%	-0.2%
Earnings before income taxes	20.6%	20.1%

Note – Amounts may not foot due to rounding difference.
Net Sales
Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period. The table below sets forth net sales and daily sales for the periods ended December 31, and changes in such sales from the prior period to the more recent period:

	2022	2021
Net sales	$6,980.6	6,010.9
Percentage change	16.1%	6.4%
Business days	254	253
Daily sales	$27.5	23.8
Percentage change	15.7%	7.3%
Daily sales impact of currency fluctuations	-0.5%	0.6%
The increase in net sales noted above for 2022 was due to higher unit sales of MRO and OEM supplies to traditional manufacturing and construction customers and higher pricing as further set forth below.
Higher unit sales in 2022 were a result of healthy economic activity throughout the period, though we did observe some moderation in demand as the year progressed. This moderation in demand, combined with more difficult year-over-year comparisons as the year progressed, produced daily sales growth of 18.1% in the first half of 2022, daily sales growth of 13.3% in the second half of 2022, and daily sales growth of 8.0% in December 2022. Growth was led by our manufacturing customers, with particular strength in markets involved with commodity and capital goods production. Our non-residential construction customers grew on an annual basis, but turned slightly negative in the fourth quarter. We believe the relative underperformance of this customer category reflects deliberate shifts in our branch strategy that de-emphasized walk-in and over-the-counter transactions.
We also experienced a normalization in other aspects of the operating environment in 2022, specifically the dissipation or moderation over the course of the year of product and transportation inflation, supply chain disruption, and labor market constraints. This affected two aspects of our growth during the period.
First, price contributed 540 to 570 basis points to our net sales growth in 2022. However, as inflationary pressures eased and product availability improved, the need for aggressive pricing actions declined. The absence of such actions combined with more difficult year-over-year comparisons as the year progressed resulted in the contribution from price to net sales growth moderating, from averaging 620 to 650 basis points in the first half of 2022, to averaging 450 to 480 basis points in the second half of 2022 and to averaging 350 to 380 basis points in the fourth quarter of 2022.

Second, as inflationary pressures and supply chain constraints became more predictable and manageable and then largely dissipated, it allowed our customers to shift from short-term business management to long-term strategic planning. This, in turn, provided us more opportunities to engage with customers over our key growth drivers, including Onsite and FMI. As a result, while we did not reach the signings goals we had set out at the start of the year, we saw a meaningful increase in signings in 2022 over the prior year, and a return to near pre-pandemic levels. We signed 356 Onsites in 2022, below our goal of 375 to 400 units but above the prior year (274 signings). Similarly, we signed 20,735 FMI MEUs, below our goal of 23,000 to 25,000 MEUs but above the prior year (19,311 MEUs).
Sales by Product Line
The approximate mix of sales from fasteners, safety supplies, and all other product lines was as follows:

	2022	2021
Fasteners	34.0%	33.3%
Safety supplies	20.8%	21.2%
Other product lines	45.2%	45.5%
The shifts in product mix in 2022 compared to 2021 largely reflect the reversal of pandemic-related activity combined with the relative growth of our more cyclical fastener line as growth in manufacturing and construction end markets accelerated as the post-pandemic North American economy recovered.
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
Annual Sales Changes, by Month
During the months noted below, all of our selling locations, when combined, had a DSR change of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2022	14.9%	21.3%	19.1%	20.3%	17.6%	16.0%	18.1%	16.1%	13.7%	13.6%	10.2%	8.0%
2021	6.5%	1.5%	7.5%	1.2%	-3.2%	1.7%	9.7%	9.0%	11.1%	14.1%	13.2%	16.5%
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
The table below shows the pattern to the sequential change in our daily sales. The line labeled 'Benchmark' is a historical average of our sequential daily sales change for the trailing five year average that excludes 2020. We have excluded 2020 from the average as the effects of the pandemic created unusual sequential patterns that we do not consider representative of normal trends. We believe this time frame serves to show the historical pattern and could serve as a benchmark. The '2022' and '2021' lines represent our actual sequential daily sales changes. The '22Delta' and '21Delta' lines indicate the difference between the 'Benchmark' and the actual results in the respective year. Under normal circumstances, the sequential trends shown below are directly linked to fluctuations in our end markets. Further, in any given month it is possible to get significant deviation from the benchmark.

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

	Jan.(1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Cumulative Change from Jan. to Oct.
Benchmark (2)	-0.1%	0.8%	3.4%	0.1%	2.2%	1.9%	-3.3%	3.1%	3.4%	-2.1%	9.5%
2022	1.7%	3.1%	3.6%	-1.2%	3.2%	0.2%	-1.6%	1.3%	2.7%	-0.1%	11.7%
22Delta	1.7%	2.4%	0.2%	-1.3%	1.1%	-1.7%	1.6%	-1.8%	-0.7%	2.0%	2.2%
2021	0.9%	-2.3%	5.6%	-2.2%	5.6%	1.6%	-3.4%	3.1%	4.8%	0.0%	13.0%
21Delta	1.0%	-3.0%	2.2%	-2.3%	3.4%	-0.3%	-0.2%	0.0%	1.5%	2.1%	3.5%

(1)	The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.

(2)
The benchmark for each month is the average of the previous five years for that month. As COVID-19-related surge sales made sequential averages in 2020 unrepresentative, the benchmark uses a preceding five-year average that excludes 2020. We also exclude the impact of the 2017 Mansco acquisition.

Note – Amounts may not foot due to rounding difference.
A graph of the sequential daily sales change patterns discussed above, starting with a base of '100' in the previous October and ending with the next October, would be as follows:

Sequential Daily Sales Change
120
110
100
90
Previous Oct.
Jan.
Feb.
Mar.
Apr.
May
June
July
Aug.
Sept.
Oct.
Benchmark
2022
2021

End Market Performance
We estimate approximately 70% of our business is with customers engaged in some type of manufacturing, a significant subset of which finds its way into the heavy equipment market. The DSR change to these manufacturing customers, when compared to the same period in the prior year, was as follows:

DSR change - manufacturing customers	Q1	Q2	Q3	Q4	Annual
2022	23.9%	23.1%	22.6%	16.0%	21.3%
2021	5.6%	24.5%	20.8%	23.8%	18.4%
Our manufacturing business consists of two subsets: the industrial production business (this is business where we supply products that become part of the finished goods produced by our customers and is sometimes referred to as OEM - original equipment manufacturing) and the maintenance portion (this is business where we supply products that maintain the facility or the equipment of our customers engaged in manufacturing and is sometimes referred to as MRO - maintenance, repair, and operations). The industrial business is more fastener-centered, while the maintenance portion is represented by all product categories.
The best way to understand the change in our industrial production business is to examine the results in our fastener product line (which, under normal business conditions, represents 30% to 35% of our business) which is heavily influenced by changes in our business with heavy equipment manufacturers. From a company perspective, the DSR change of fasteners, when compared to the same period in the prior year, was as follows (note: this information includes all end markets):

DSR change - fasteners	Q1	Q2	Q3	Q4	Annual
2022	24.6%	21.2%	18.2%	9.1%	18.1%
2021	4.0%	28.4%	20.2%	24.2%	18.8%
By contrast, the best way to understand the change in the maintenance portion of the manufacturing business is to examine the results in our non-fastener product lines. From a company perspective, the DSR change of non-fasteners, when compared to the same period in the prior year, was as follows (note: this information includes all end markets):

DSR change - non-fasteners	Q1	Q2	Q3	Q4	Annual
2022	15.0%	16.0%	14.4%	11.6%	14.2%
2021	6.1%	-10.8%	5.1%	9.6%	1.9%
Two product lines, safety and janitorial, accounted for approximately 44% of total non-fastener sales in 2022. The pattern in 2021, and particularly the second quarter of 2021, was affected by difficult comparisons versus the prior year, when the onset of the COVID-19 pandemic resulted in a surge of safety and janitorial supplies that was not repeated to the same degree in 2022. Setting aside the unique circumstances surrounding the pandemic, our non-fastener business is not immune to the impact of industrial cycles. However, we would typically expect it to outperform our fastener business over the course of a cycle. This reflects three things: the non-fastener market is larger than the fastener market, we are under penetrated in the non-fastener market relative to the fastener market, and industrial vending lends itself to sales of non-fastener products.
We estimate approximately 15% to 20% of our business is with customers engaged in non-residential construction and reseller markets. The DSR change to these customers, when compared to the same period in the prior year, was as follows:

DSR change - non-residential construction and reseller customers	Q1	Q2	Q3	Q4	Annual
2022	10.3%	8.0%	4.6%	-1.6%	5.3%
2021	-6.7%	3.5%	7.0%	10.3%	3.3%
Our non-residential construction and reseller business is heavily influenced by manufacturing, oil and gas, and infrastructure spending. In 2022, these markets were healthy, which contributed to growth with these customers.

Gross Profit
The gross profit percentage during each period was as follows:

	Q1	Q2	Q3	Q4	Annual
2022	46.6%	46.5%	45.9%	45.3%	46.1%
2021	45.4%	46.5%	46.3%	46.5%	46.2%
Our gross profit, as a percentage of net sales, was 46.1% in 2022 and 46.2% in 2021, a decrease of 10 basis points. This decrease was primarily related to three factors. First, in 2022 we experienced relatively higher growth from our large and Onsite customers, which tend to have a lower gross margin percentage than the business as a whole. This was only partly offset by favorable product mix resulting from relatively higher growth from our fasteners products during the year, which tend to have a higher gross margin percentage than the business as a whole. Second, in the second half of 2022, we did not pass through pricing sufficient to offset higher costs, which resulted in an adverse impact on our gross margin percentage. Third, in the second half of 2022, we experienced lower product margins for certain categories of our other products. We believe slower demand and greater product availability in the marketplace due to supply chain normalization has put some pressure on products that tend to be sold less frequently by our business units. These factors were mostly offset by a reduction in the amount of pandemic-related write-downs and narrower losses to operate our truck fleet related to our strong freight revenue growth leveraging relatively stable fleet costs.
Operating and Administrative Expenses
Our operating and administrative expenses, as a percentage of net sales, decreased by approximately 80 basis points to 25.2% in 2022 from 26.0% in 2021. Employee-related expenses, as a percentage of net sales, decreased by approximately 20 basis points. Occupancy-related expenses, as a percentage of net sales, decreased by approximately 60 basis points. All other operating and administrative expenses, as a percentage of net sales, was unchanged in 2022 from 2021.
The percentage change in employee-related, occupancy-related, and all other operating and administrative expenses (including the loss (gain) on sales of property and equipment) compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Twelve-month Period
		2022	2021
Employee-related expenses	70% to 75%	14.7%	11.6%
Occupancy-related expenses	15% to 20%	2.6%	3.9%
All other operating and administrative expenses	10% to 15%	18.5%	4.9%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes.
Our employee-related expenses increased in 2022 from 2021. This was related to: higher base pay and employment taxes from higher FTE during the period and moderate wage inflation; an increase in bonuses and commissions resulting from improved sales and profitability; and an increase in our profit sharing contribution. This was partly offset by a decline in health insurance costs, as the use of medical services by employees normalized following the post-pandemic catch-up activity in 2021.

The table below summarizes the percentage change in our FTE headcount at the end of the periods presented compared to the end of the prior period:

	Twelve-month Period
	2022	2021
In-market locations (branches & Onsites)	6.0%	0.7%
Non-in-market selling (1)	18.4%	8.0%
Selling subtotal	7.9%	1.7%
Distribution/Transportation	8.4%	5.8%
Manufacturing	12.4%	2.0%
Organizational support personnel (2) (3)	9.5%	7.4%
Non-selling subtotal	9.3%	5.8%
Total	8.3%	2.8%

(1)	Our non-in-market selling employee count has grown in recent years due to an increased focus on resources to support our growth drivers, particularly Onsite and national account growth.
(2)
Due to a calculation error, organizational support personnel was overstated by 36 FTE in the fourth quarter of 2021, with total non-selling FTE and total FTE being overstated by the same amount. These figures have been corrected in this Form 10-K. Adjusting for this error, total FTE in 2021 would have been down by an additional 0.2% for year-to-date growth.

(3)
Organizational support personnel consists of: (1) Sales & Growth Driver Support personnel (35% to 40% of category), which includes sourcing, purchasing, supply chain, product development, etc.; (2) Information Technology personnel (30% to 35% of category); and (3) Administrative Support personnel (25% to 30% of category), which includes human resources, Fastenal School of Business, accounting and finance, senior management, etc.

Occupancy-related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our branches and distribution locations, and (4) industrial vending equipment (we consider the vending equipment, excluding leased locker equipment, to be a logical extension of our in-market operations and classify the depreciation and repair costs as occupancy expenses).
Our occupancy-related expenses increased in 2022 from 2021. This was related to: higher costs and depreciation for the maintenance, upgrade and installation of equipment in hub and non-hub facilities; slightly higher depreciation related to a higher installed base of our FMI suite of technologies; and slightly higher facility costs, with higher utility costs being only partly offset by lower rents stemming from branch consolidations.
All other operating and administrative expenses include: (1) selling-related transportation, (2) information technology (IT) expenses, (3) general corporate expenses, which consists of legal expenses, general insurance expenses, travel and marketing expenses, etc., and (4) the loss (gain) on sales of property and equipment.
Combined, all other operating and administrative expenses increased in 2022 from 2021. This was related to: higher costs related to selling-related transportation, including higher fuel costs; higher spending on information technology; higher spending on travel, meals, and supplies; and higher general insurance expense. These elements were only partly offset by lower bad debt expense.
Net Interest Expense
Our net interest expense was $13.6 in 2022 compared to $9.6 in 2021. We carried higher average debt balances in 2022 relative to the prior year, and specifically higher balances of variable rate credit facility debt, as a result of high sustained working capital needs and an increase in share buybacks. We also incurred higher average interest rates during the year due to changes in interest levels in the marketplace.
Income Taxes
We recorded income tax expense of $353.1 in 2022, or 24.5% of earnings before income taxes, compared to $282.8 in 2021, or 23.4% of earnings before income taxes. The increase in our tax rate in 2022 is due primarily to reduced benefits associated with the exercise of stock options, an increase in state income tax expense, and an absence of certain favorable reserve adjustments that benefited 2021.

Net Earnings
Net earnings, net earnings per share (EPS), the percentage change in net earnings, and the percentage change in EPS, were as follows:

Dollar Amounts	2022	2021
Net earnings	$1,086.9	925.0
Basic EPS	1.89	1.61
Diluted EPS	1.89	1.60

Percentage Change	2022	2021
Net earnings	17.5%	7.7%
Basic EPS	17.7%	7.5%
Diluted EPS	17.8%	7.4%
	2022	2021
Tax Rate	24.5%	23.4%
During 2022, net earnings increased, primarily due to higher sales and our ability in the period to grow costs more slowly than we grew sales. This was only slightly offset by a higher income tax rate.
Liquidity and Capital Resources
Net Cash Provided by Operating Activities
Net cash provided by operating activities in dollars and as a percentage of net earnings were as follows:

	2022	2021
Net cash provided	$941.0	770.1
% of net earnings	86.6%	83.3%
In 2022, we experienced a slight increase in our operating cash flow as a percentage of net earnings, though this reflects a significant increase in our conversion percentage in the second half of 2022 which more than offset a significant decline in our conversion percentage in the first half of 2022. Taken as a whole, while our working capital needs remained elevated through 2022, they declined slightly on a year-over-year basis whereas our earnings increased on a year-over-year basis.
Trade Working Capital Assets
The following table sets forth the dollar and percentage change in accounts receivable, net, inventories, and accounts payable for the period ended December 31:

		Twelve-month Dollar Change	Twelve-month Percentage Change
	2022	2022	2022
Accounts receivable, net	$1,013.2	113.0	12.6%
Inventories	1,708.0	184.4	12.1%
Trade working capital	$2,721.2	297.4	12.3%

Accounts payable	$255.0	21.9	9.4%

Trade working capital, net	$2,466.2	275.5	12.6%

Net sales in last two months	$1,091.9	91.7	9.2%
Note – Amounts may not foot due to rounding difference.
In 2022, the annual growth in net accounts receivable reflected several factors. First, our receivables are expanding due to improved business activity and resulting growth in our customers' sales. Second, we continue to experience a shift in our customer mix due to relatively stronger sales growth from national account customers, which tend to be larger and carry longer payment terms than our non-national account customers.

Our inventory balances over time will respond to business activity, though various factors produce a looser relationship to our monthly sales patterns than we tend to experience in accounts receivable. One reason for this is because it is cyclical. We source significant quantities of product from overseas, and the lead time involved in procuring these products is typically longer than the visibility we have into future monthly sales patterns. As a result, trends in our inventory will often lag trends in economic conditions. A second reason relates to product cost and the length of our supply chain. A significant proportion of our products, particularly fasteners, are sourced from Asia and transported primarily by ship and rail to our North American network for sale. This requires us to purchase a meaningful quantity of our products months in advance of those products being available for sale in our North American facilities. Product that is in transit is in our inventory but is not available for sales, which can create a lag in our ability to adjust inventory levels or costs in response to rapid changes in economic or cost conditions. A third reason for increases in our inventory balances is our growth drivers, including our FMI offerings, Onsite channel, and international expansion, all of which tend to require significant investments in inventory. In 2022, our inventories increased, reflecting significant inflation in the value of stocked parts, the addition of inventory to support the growth of our manufacturing and construction customers as they expand production to meet improved business activity, deeper inventory stocking due to disruption in supply chains, and our efforts to sustain higher internal fulfillment rates.
In 2022, the annual growth in accounts payable reflected product purchases increasing to support the improvement in business activity at our manufacturing and construction customers.
The approximate percentage mix of inventory stocked at our selling locations versus our distribution center and manufacturing locations was as follows at year end:

	2022	2021
Selling locations	58%	57%
Distribution center and manufacturing locations	42%	43%
Total	100%	100%
Lease Obligations
We have facilities, equipment, and vehicles leased under operating leases. A discussion of our lease obligations is contained in Note 8 of the Notes to Consolidated Financial Statements.
Net Cash Used in Investing Activities
Net cash used in investing activities in dollars and as a percentage of net earnings were as follows:

	2022	2021
Net cash used	$163.0	148.5
% of net earnings	15.0%	16.1%
The changes in net cash used in investing activities in 2022 was primarily related to higher net capital expenditures.
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

Set forth below is a recap of our 2022 and 2021 net capital expenditures in dollars and as a percentage of net sales and net earnings:

	2022	2021
Manufacturing, warehouse and packaging equipment, industrial vending equipment, and facilities	$97.8	70.3
Shelving and related supplies for in-market location openings and for product expansion at existing in-market locations	21.5	11.0
Data processing software and equipment	30.6	28.0
Real estate and improvements to branch locations	12.4	37.9
Vehicles	11.5	9.4
Purchases of property and equipment	173.8	156.6
Proceeds from sale of property and equipment	(11.4)	(8.4)
Net capital expenditures	162.4	148.2
% of net sales	2.3%	2.5%
% of net earnings	14.9%	16.0%
Our net capital expenditures increased in 2022, when compared to 2021. The most significant area driving this increase was higher spending on FMI equipment. We had slightly higher property spending, which reflected significant investments in automation and upgrades at our hubs mostly offset by lower spending on a new building in downtown Winona, which was completed in 2021. We had only modest increases related to our vehicle fleet, manufacturing operations, and information technology. Net capital expenditures in 2022 were below our anticipated range of $170.0 to $190.0 due to certain equipment and project delays related to hub projects.
We expect our net capital expenditures in 2023 to be within a range of $210.0 to $230.0. This increase from 2022 reflects: spending on upgrades to and investments in automation at certain hubs; the beginning of construction of a distribution center in Utah; investment in materials to facilitate our branch conversion projects; higher spending on information technology; and investments in fleet equipment to support our network of heavy trucks.
Net Cash Used in Financing Activities
Net cash used in financing activities in dollars and as a percentage of net earnings were as follows:

	2022	2021
Net cash used	$774.9	627.1
% of net earnings	71.3%	67.8%
The fluctuations in net cash used in financing activities are due to changes in the level of our dividend payments and in the level of common stock purchases. These amounts were partially offset by the exercise of stock options and net payments (proceeds) from debt obligations. These items in dollars and as a percentage of earnings were as follows:

	2022	2021
Cash dividends paid	$711.3	643.7
% of net earnings	65.4%	69.6%
Purchases of common stock	237.8	—
% of net earnings	21.9%	—%
Total returned to shareholders	$949.1	643.7
% of net earnings	87.3%	69.6%
Proceeds from the exercise of stock options	$(9.2)	(31.6)
% of net earnings	-0.8%	-3.4%
Debt obligations (proceeds) payments, net	$(165.0)	15.0
% of net earnings	-15.2%	1.6%
Net cash used	$774.9	627.1
% of net earnings	71.3%	67.8%

Stock Purchases
In 2022, we purchased 5,000,000 shares of our common stock at an average price of approximately $47.58 per share. In 2021, we did not purchase any shares of our common stock.
Dividends
We declared a quarterly dividend of $0.35 per share on January 18, 2023. In 2022, we paid aggregate annual dividends per share of $1.24. In 2021, we paid aggregate annual dividends per share of $1.12.
Debt
In order to fund the considerable cash needed to expand our industrial vending business, expand capacity and increase the use of automation in our distribution centers, pay dividends, and, in 2022, to purchase our common stock, we have borrowed under our Credit Facility and our Master Note Agreement in recent periods.
Our borrowings under the Credit Facility and Master Note Agreement peaked during each quarter of 2022 as follows:

Peak borrowings	2022
First quarter	$525.0
Second quarter	595.0
Third quarter	650.0
Fourth quarter	710.0
As of December 31, 2022, we had $225.0 outstanding under the Credit Facility and had contingent obligations from letters of credit outstanding under the Credit Facility in an aggregate face amount of $36.3. As of December 31, 2022, we had loans outstanding under the Master Note Agreement of $330.0. Descriptions of our Credit Facility and Master Note Agreement are contained in Note 9 of the Notes to Consolidated Financial Statements.
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
Unremitted Foreign Earnings
Approximately $184.4 of cash and cash equivalents are held by non-U.S. subsidiaries. These funds may create foreign currency translation gains or losses depending on the functional currency of the entity holding the cash. We have considered the financial requirements of each foreign subsidiary and our parent company and will continue to reinvest these funds to support our expansion activities outside the U.S., even after taking into consideration the deemed repatriation and transition tax under the Tax Cuts and Jobs Act. The income tax impact of repatriating cash associated with investments in foreign subsidiaries is discussed in Note 7 of the Notes to Consolidated Financial Statements.
Effects of Inflation
In 2022, we began to observe easing in inflationary pressures for metals (especially steel), energy, and transportation services (especially overseas containers and shipping). However, this did not translate into a reduction in inflationary pressures on our financial results for two reasons. First, inflationary pressures accelerated through 2021, and many periods in 2022 were comparing to lower cost levels in the preceding year. Second, we have a long supply chain for many products, and it can take several quarters from when inflationary pressures begin to recede for the effect to impact our earnings results. In 2022, we increased prices, sought alternative sources for products and service, and consolidated spend for products and services as a means of mitigating inflation. However, higher product and transportation costs did have a slightly negative effect on our gross margin percentage for the full year.

PRIOR YEAR RESULTS ENDED 2021
Results of Operations
The following sets forth consolidated statements of earnings information (as a percentage of net sales) for the periods ended December 31:

	2021	2020
Net sales	100.0%	100.0%
Gross profit	46.2%	45.5%
Operating and administrative expenses	26.0%	25.3%
Operating income	20.3%	20.2%
Net interest expense	-0.2%	-0.2%
Earnings before income taxes	20.1%	20.1%

Note – Amounts may not foot due to rounding difference.

Net Sales
Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period. The table below sets forth net sales and daily sales for the periods ended December 31, and changes in such sales from the prior period to the more recent period:

	2021	2020
Net sales	$6,010.9	5,647.3
Percentage change	6.4%	5.9%
Business days	253	255
Daily sales	$23.8	22.1
Percentage change	7.3%	5.5%
Daily sales impact of currency fluctuations	0.6%	-0.1%
The increase in net sales noted above for 2021 was due to higher unit sales of industrial products to traditional manufacturing and construction customers and higher pricing, only partly offset by lower pandemic-related personal protection equipment (PPE) sales as the prior year's demand surge did not recur.
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
Sales by Product Line
The approximate mix of sales from fasteners, safety supplies, and all other product lines was as follows:

	2021	2020
Fasteners	33.3%	29.9%
Safety supplies	21.2%	25.5%
Other product lines	45.5%	44.6%
The shifts in product mix in 2021 compared to 2020 reflect the impact of the pandemic. In 2020, actions taken by governments and businesses to address COVID-19 caused a significant decline in economic activity that produced sales declines in our cyclical products, such as fasteners, but increased demand for PPE and produced sales growth in our safety products. The effect was to reduce our mix of sales coming from fasteners and other product lines while increasing the mix of sales coming from safety products. In 2021, these dynamics reversed with economic recovery generating strong growth in our cyclical product lines while the absence of surge sales and stabilization in the supply chain for PPE restrained growth in safety products. The effect was to increase our mix of sales coming from fasteners and other product lines while reducing the mix of sales coming from safety products.
Our product categories did not fully revert to pre-pandemic levels in 2021, as our mix of safety products in 2021 of 21.2% remained meaningfully above our mix of safety products in 2019 of 17.9%. In the short term, the pandemic created heightened safety and sanitation protocols relative to the pre-pandemic period, and the increased use of related products as a result increased our mix of safety products sales.
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
Annual Sales Changes, by Month
During the months noted below, all of our selling locations, when combined, had a DSR change of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2021	6.5%	1.5%	7.5%	1.2%	-3.2%	1.7%	9.7%	9.0%	11.1%	14.1%	13.2%	16.5%
2020	3.6%	4.7%	0.2%	6.7%	14.8%	9.5%	2.6%	2.5%	2.2%	4.1%	6.8%	9.3%
Sequential Trends
The table below shows the pattern to the sequential change in our daily sales. The line labeled 'Benchmark' is a historical average of our sequential daily sales change for the trailing five year average that excludes 2020. We have excluded 2020 from the average as the effects of the pandemic created unusual sequential patterns that we do not consider representative of normal trends. We believe this time frame serves to show the historical pattern and could serve as a benchmark. The '2021' and '2020' lines represent our actual sequential daily sales changes. The '21Delta' and '20Delta' lines indicate the difference between the 'Benchmark' and the actual results in the respective year. Under normal circumstances, the sequential trends shown below are directly linked to fluctuations in our end markets. Further, in any given month it is possible to get significant deviation from the benchmark. However, we do not believe that fully explains the exaggerated delta between the sequential rates of change and the benchmark from March 2020 to July 2020. We believe deviation of this duration and order of magnitude is uncharacteristic in our business and is related to the dramatic impacts of the pandemic in that period.

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
(2)
The benchmark for each month is the average of the previous five years for that month. As COVID-19-related surge sales made sequential averages in 2020 unrepresentative, the benchmark uses a preceding five-year average that excludes 2020. We also exclude the impact of the 2017 Mansco acquisition.

Note – Amounts may not foot due to rounding difference.
A graph of the sequential daily sales change patterns discussed above, starting with a base of '100' in the previous October and ending with the next October, would be as follows:

Sequential Daily Sales Change
120
110
100
90
Previous Oct.
Jan.
Feb.
Mar.
Apr.
May
June
July
Aug.
Sept.
Oct.
Benchmark
2021
2020

End Market Performance
The DSR change to our manufacturing customers, when compared to the same period in the prior year, was as follows:

DSR change - manufacturing customers	Q1	Q2	Q3	Q4	Annual
2021	5.6%	24.5%	20.8%	23.8%	18.4%
2020	3.0%	-9.4%	-4.7%	1.7%	-2.5%
From a company perspective, the DSR change of fasteners, when compared to the same period in the prior year, was as follows (note: this information includes all end markets):

DSR change - fasteners	Q1	Q2	Q3	Q4	Annual
2021	4.0%	28.4%	20.2%	24.2%	18.8%
2020	-2.6%	-16.4%	-6.9%	-2.3%	-7.2%
From a company perspective, the DSR change of non-fasteners, when compared to the same period in the prior year, was as follows (note: this information includes all end markets):

DSR change - non-fasteners	Q1	Q2	Q3	Q4	Annual
2021	6.1%	-10.8%	5.1%	9.6%	1.9%
2020	6.0%	25.6%	7.8%	11.2%	12.7%
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
The DSR change to our non-residential construction and reseller customers, when compared to the same period in the prior year, was as follows:

DSR change - non-residential construction and reseller customers	Q1	Q2	Q3	Q4	Annual
2021	-6.7%	3.5%	7.0%	10.3%	3.3%
2020	-1.2%	-10.0%	-11.5%	-8.3%	-7.8%
Our non-residential construction and reseller business is heavily influenced by manufacturing, oil and gas, and infrastructure spending. In 2021, improving economic business conditions, high prices for commodities such as metals and energy, and tightening facilities utilization produced improving growth rates throughout the year. In 2020, the poor and slowing production environment, respectively and as described above, and the accompanying worsening trends for commodities such as metals and energy, caused the growth in our non-residential construction and reseller customers to slow.
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
During 2021, our gross profit percentage increased when compared to the prior year. This was largely due to three factors. (1) We were able to leverage overhead/organizational expenses, absorbing certain fixed and period costs related to cyclical strength in our traditional manufacturing and construction markets. (2) An improvement in product margins, particularly for safety products. In response to the pandemic in 2020, we experienced a substantial surge in demand for COVID-related safety supplies, such that these products accounted for approximately 47% of total safety product sales in 2020, up from approximately 25% of total safety product sales in 2019. As these products tended to carry a lower gross margin than non-COVID-related products, their substantial expansion in our safety product mix in 2020 caused a decline in the gross profit percentage of our safety product line. In 2021, we experienced higher demand for non-COVID-related products as the industrial economy improved and lower demand for COVID-related products as the supply chain steadied. This caused our mix of lower margin COVID-related products to decline to approximately 31% of total safety product sales, improving our overall safety product margin. (3) Our net rebates were favorable in 2021. As supply chains normalized and demand improved, we purchased more products through our traditional partners increasing our supplier rebates. At the same time, customer rebates moderated as spending from several key customers that purchased significant COVID-related products declined.
These variables were only partly offset by a $7.8 write-down of masks in the first quarter of 2021. The impact of price/cost was neutral for 2021, as we were able to lift prices in response to higher costs for products and transportation services. The net impact of product and customer mix was also neutral for 2021, as the benefit of relatively stronger fastener sales to product mix was negatively impacted by relatively stronger growth from larger and Onsite customers.
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
The percentage change in employee-related, occupancy-related, and all other operating and administrative expenses (including the loss (gain) on sales of property and equipment) compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Twelve-month Period
		2021	2020
Employee-related expenses	70%	11.6%	-2.0%
Occupancy-related expenses	15% to 20%	3.9%	0.3%
All other operating and administrative expenses	10% to 15%	4.9%	-7.2%
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

The table below summarizes the percentage change in our FTE headcount at the end of the periods presented compared to the end of the prior period:

	Twelve-month Period
	2021	2020
In-market locations (branches & Onsites)	0.7%	-8.0%
Non-in-market selling (1)	8.0%	5.4%
Selling subtotal	1.7%	-6.2%
Distribution/Transportation	5.8%	-10.5%
Manufacturing	2.0%	-9.9%
Organizational support personnel (2) (3)	7.4%	8.7%
Non-selling subtotal	5.8%	-5.2%
Total	2.8%	-6.0%

(1)	Our non-in-market selling employee count has grown in recent years due to an increased focus on resources to support our growth drivers, particularly Onsite and national account growth.
(2)
Due to a calculation error, organizational support personnel was overstated by 36 FTE in the fourth quarter of 2021, with total non-selling FTE and total FTE being overstated by the same amount. These figures have been corrected in this Form 10-K. Adjusting for this error, total FTE in 2021 would have been down by an additional 0.2% for year-to-date growth.

(3)	Organizational support personnel consists of: (1) Sales & Growth Driver Support personnel (35% to 40% of category), which includes sourcing, purchasing, supply chain, product development, etc.; (2) Information Technology personnel (30% to 35% of category); and (3) Administrative Support personnel (25% to 30% of category), which includes human resources, Fastenal School of Business, accounting and finance, senior management, etc.
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
Net Interest Expense
Our net interest expense was $9.6 in 2021 compared to $9.1 in 2020. This was related to: lower interest income, as the special dividend paid in December 2020 resulted in lower interest-earning cash balances in 2021; slightly higher interest expense which was the net result of slightly higher average interest rates and slightly lower average debt. During 2021, we repaid one tranche under our Master Note Agreement, reducing the balance from $405.0 to $390.0. However, in the fourth quarter of 2021 we increased our balance outstanding under our revolver by $25.0 to support working capital growth.
Income Taxes
We recorded income tax expense of $282.8 in 2021, or 23.4% of earnings before income taxes, compared to $273.6 in 2020, or 24.2% of earnings before income taxes. Our effective tax rate reflects an $8.7 reduction in income tax expense due to discrete items mainly relating to benefits associated with the exercise of stock options and changes in the reserve for uncertain tax positions.

Net Earnings
Net earnings, net earnings per share (EPS), the percentage change in net earnings, and the percentage change in EPS, were as follows:

Dollar Amounts	2021	2020
Net earnings	$925.0	859.1
Basic EPS	1.61	1.50
Diluted EPS	1.60	1.49

Percentage Change	2021	2020
Net earnings	7.7%	8.6%
Basic EPS	7.5%	8.5%
Diluted EPS	7.4%	8.4%
	2021	2020
Tax Rate	23.4%	24.2%
During 2021, net earnings increased, primarily due to stronger sales translating into higher pre-tax profits, as well as a lower income tax rate.
Liquidity and Capital Resources
Net Cash Provided by Operating Activities
Net cash provided by operating activities in dollars and as a percentage of net earnings were as follows:

	2021	2020
Net cash provided	$770.1	1,101.8
% of net earnings	83.3%	128.3%
In 2021, the decrease in our operating cash flow as a percentage of net earnings was due to significant growth in working capital as we supported growth in our customers' operations as well as, in the case of inventory, significant product inflation. This was only slightly mitigated by ongoing efforts to improve the efficiency of our working capital and contrasts sharply with 2020 when weaker demand from our customers resulted in working capital being a net source of operating cash.
Trade Working Capital Assets
The following table sets forth the dollar and percentage change in accounts receivable, net, inventories, and accounts payable for the period ended December 31:

		Twelve-month Dollar Change	Twelve-month Percentage Change
	2021	2021	2021
Accounts receivable, net	$900.2	130.8	17.0%
Inventories	1,523.6	186.1	13.9%
Trade working capital	$2,423.8	316.9	15.0%

Accounts payable	$233.1	26.1	12.6%

Trade working capital, net	$2,190.7	290.8	15.3%

Net sales in last two months	$1,000.1	130.3	15.0%
Note – Amounts may not foot due to rounding difference.
In 2021, the annual growth in net accounts receivable reflected several factors. First, our receivables were expanding as a result of improved business activity and resulting growth in our customers' sales. Second, in response to the COVID-19 pandemic, customers that traditionally have shorter payment terms represented a smaller proportion of our sales mix at the end of 2021 than was the case at the end of 2020.

Our inventory balances over time will respond to business activity, though various factors produce a looser relationship to our monthly sales patterns than we tend to experience in accounts receivable. One reason for this is cyclical. We source significant quantities of product from overseas, and the lead time involved in procuring these products is typically longer than the visibility we have into future monthly sales patterns. As a result, trends in our inventory will often lag trends in economic conditions. A second reason is our growth drivers, including our FMI offerings, Onsite channel, and international expansion, all of which tend to require significant investments in inventory. In 2021, our inventories increased, reflecting significant inflation in the value of stocked parts, and the addition of inventory to support the growth of our manufacturing and construction customers as they expanded production to meet improved business activity, and deeper inventory stocking due to disruption in supply chains.
In 2021, the annual growth in accounts payable reflected product purchases increasing to support the improvement in business activity at our manufacturing and construction customers.
The approximate percentage mix of inventory stocked at our selling locations versus our distribution center and manufacturing locations was as follows at year end:

	2021	2020
Selling locations	57%	59%
Distribution center and manufacturing locations	43%	41%
Total	100%	100%
Net Cash Used in Investing Activities
Net cash used in investing activities in dollars and as a percentage of net earnings were as follows:

	2021	2020
Net cash used	$148.5	281.7
% of net earnings	16.1%	32.8%
The changes in net cash used in investing activities in 2021 were primarily related to the absence of an acquisition, in contrast to the $125.0 spent in 2020 for the purchase of certain assets of Apex Industrial Technologies LLC (Apex), as well as lower net capital expenditures.
Set forth below is a recap of our 2021 and 2020 net capital expenditures in dollars and as a percentage of net sales and net earnings:

	2021	2020
Manufacturing, warehouse and packaging equipment, industrial vending equipment, and facilities	$70.3	91.5
Shelving and related supplies for in-market location openings and for product expansion at existing in-market locations	11.0	15.7
Data processing software and equipment	28.0	31.4
Real estate and improvements to branch locations	37.9	16.1
Vehicles	9.4	13.4
Purchases of property and equipment	156.6	168.1
Proceeds from sale of property and equipment	(8.4)	(10.6)
Net capital expenditures	148.2	157.5
% of net sales	2.5%	2.8%
% of net earnings	16.0%	18.3%
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

Net Cash Used in Financing Activities
Net cash used in financing activities in dollars and as a percentage of net earnings were as follows:

	2021	2020
Net cash used	$627.1	754.4
% of net earnings	67.8%	87.8%
The fluctuations in net cash used in financing activities were due to changes in the level of our dividend payments and in the level of common stock purchases. These amounts were partially offset by the exercise of stock options and net payments (proceeds) from debt obligations. These items in dollars and as a percentage of earnings were as follows:

	2021	2020
Cash dividends paid	$643.7	803.4
% of net earnings	69.6%	93.5%
Purchases of common stock	—	52.0
% of net earnings	—%	6.1%
Total returned to shareholders	$643.7	855.4
% of net earnings	69.6%	99.6%
Proceeds from the exercise of stock options	$(31.6)	(41.0)
% of net earnings	-3.4%	-4.8%
Debt obligations payments (proceeds), net	$15.0	(60.0)
% of net earnings	1.6%	-7.0%
Net cash used	$627.1	754.4
% of net earnings	67.8%	87.8%
Stock Purchases
In 2021, we did not purchase any shares of our common stock. In 2020, we purchased 1,600,000 shares of our common stock at an average price of approximately $32.54.
Dividends
In 2021, we paid aggregate annual dividends per share of $1.12. In 2020, we paid aggregate annual dividends per share of $1.40, which included $1.00 in regular quarterly dividends and a $0.40 special dividend paid in December 2020 as a result of our high cash balances and favorable financial outlook.
Debt
Our borrowings under the Credit Facility and Master Note Agreement peaked during each quarter of 2021 as follows:

Peak borrowings	2021
First quarter	$485.0
Second quarter	430.0
Third quarter	455.0
Fourth quarter	470.0
Effects of Inflation
In 2021, we experienced significant increases in the cost of metals (especially steel), energy, and transportation (especially overseas containers and shipping). These inflationary trends meaningfully increased the cost of many of the products we purchase. We were able to mitigate the adverse effects of higher costs on our gross profit percentage in 2021 by increasing prices, seeking alternative sources for products and services, and consolidating spend for products and services. While the effects of inflation in 2021 were broad-based, we did experience deflation for certain COVID-related products that had inflated in 2020 when the supply chain was disrupted. This did require us to write down the value of these products in 2021, which negatively impacted our gross profit percentage in the first quarter of 2021 and, to a lesser extent, throughout the balance of the year.

Critical Accounting Estimates
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
Recently Issued and Adopted Accounting Pronouncements
A description of recently issued and adopted accounting pronouncements, if any, is contained in Note 1 of the Notes to Consolidated Financial Statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks from changes in foreign currency exchange rates, commodity steel pricing, commodity energy prices, and interest rates. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
CURRENT YEAR RESULTS ENDED 2022
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments, our operations in countries other than the U.S., and earnings denominated in foreign currencies. Historically, our primary exchange rate exposure has been with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at year end. We have not historically hedged our foreign currency risk given that exposure to date has not been material. During 2022, changes in foreign currency exchange rates decreased our reported net sales by $37.5 with the estimated effect on our net earnings being immaterial.
Commodity steel pricing – We buy and sell various types of steel. These products consist primarily of different types of threaded fasteners and related hardware. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers. During 2022, and particularly in the latter half of 2022, the price of steel as reflected in many market indexes began to decrease. Due to our long supply chain, changes that we experienced in 2022 do not immediately impact our earnings results. In fact, we were not able to fully compensate for higher costs through higher prices in 2022, resulting in a modestly negative impact to our gross margin percentage in 2022. We estimate the effect on our net earnings was immaterial in 2022.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity. During 2022, the price of energy as reflected in many market indexes increased as economic activity improved, which contributed to higher costs for fuel in our vehicles and utilities at our facilities. We believe we were able to mitigate the effect of higher fuel costs by increasing freight charges in 2022, and as a result our estimated net earnings exposure for commodity energy prices was immaterial.
Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. During 2022, prices for fossil fuels were generally higher, which caused us to experience higher prices for products with high chemical or plastic content. In 2022, our estimated net earnings exposure for materials for which fossil fuels are feedstock was immaterial. We believe that over time these risks are mitigated in part by our ability to pass freight and product costs to our customers, the efficiency of our trucking distribution network, and the ability, over time, to manage our occupancy costs related to the heating and cooling of our facilities through better efficiency.
Interest rates - Loans under our Credit Facility bear interest at floating rates. As a result, changes in such rates can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase to our floating rate debt in 2022 would have resulted in approximately $1.6 of additional interest expense. A description of our Credit Facility is contained in Note 9 of the Notes to Consolidated Financial Statements.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Fastenal Company:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fastenal Company and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2022 and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Sufficiency of audit evidence over inventory quantities at in-market locations
As disclosed in the consolidated balance sheet, the Company held $1,708.0 million of inventory, the majority of which was held at 3,306 in-market locations, as of December 31, 2022. The Company's processes to track and determine consolidated inventory relies on a perpetual inventory system which involves the interaction of information technology (IT) systems.
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
The following are the primary procedures we performed to address this critical audit matter: We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included IT application controls, as well as certain controls related to access to programs and data, program changes, and computer operations. It also included certain controls related to the Company's physical inventory cycle counts. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT controls, inclusive of the interface of IT systems, which support the Company's perpetual inventory system. We applied auditor judgment in the determination of the locations to test the Company's inventory quantities by evaluating:
•Homogeneity of the locations;
•Historical inventory locations we have visited and the results of prior physical counts;
•Inventory dollars by location; and
•The Company's inventory cycle count results, including the results of monitoring and compliance with the cycle counting program.
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
Minneapolis, Minnesota
February 7, 2023

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in millions except share information)

	December 31
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$230.1	236.2
Trade accounts receivable, net of allowance for credit losses of $8.3 and $12.0, respectively	1,013.2	900.2
Inventories	1,708.0	1,523.6
Prepaid income taxes	8.1	8.5
Other current assets	165.4	188.1
Total current assets	3,124.8	2,856.6

Property and equipment, net	1,010.0	1,019.2
Operating lease right-of-use assets	243.0	242.3
Other assets	170.8	180.9

Total assets	$4,548.6	4,299.0

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$201.8	60.0
Accounts payable	255.0	233.1
Accrued expenses	241.1	298.3
Current portion of operating lease liabilities	91.9	90.8
Total current liabilities	789.8	682.2

Long-term debt	353.2	330.0
Operating lease liabilities	155.2	156.0
Deferred income taxes	83.7	88.6
Other long-term liabilities	3.5	—

Commitments and contingencies (Notes 5, 8, 9, and 10)
Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 800,000,000 shares authorized, 570,811,674 and 575,464,682 shares issued and outstanding, respectively	5.7	5.8
Additional paid-in capital	3.6	96.2
Retained earnings	3,218.7	2,970.9
Accumulated other comprehensive loss	(64.8)	(30.7)
Total stockholders' equity	3,163.2	3,042.2
Total liabilities and stockholders' equity	$4,548.6	4,299.0
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Amounts in millions except earnings per share)
For the year ended December 31

	2022	2021	2020
Net sales	$6,980.6	6,010.9	5,647.3

Cost of sales	3,764.8	3,233.7	3,079.5
Gross profit	3,215.8	2,777.2	2,567.8

Operating and administrative expenses	1,762.2	1,559.8	1,426.0
Operating income	1,453.6	1,217.4	1,141.8

Interest income	0.7	0.1	0.6
Interest expense	(14.3)	(9.7)	(9.7)

Earnings before income taxes	1,440.0	1,207.8	1,132.7

Income tax expense	353.1	282.8	273.6

Net earnings	$1,086.9	925.0	859.1

Basic net earnings per share	$1.89	1.61	1.50

Diluted net earnings per share	$1.89	1.60	1.49

Basic weighted average shares outstanding	573.8	574.8	573.8

Diluted weighted average shares outstanding	575.6	577.1	575.7
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Amounts in millions)
For the year ended December 31

	2022	2021	2020
Net earnings	$1,086.9	925.0	859.1
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2022, 2021, and 2020)	(34.1)	(9.5)	17.2
Comprehensive income	$1,052.8	915.5	876.3
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Amounts in millions)

	2022	2021	2020
Common stock
Balance at beginning of year	$5.8	5.7	5.7
Stock options exercised	(0.1)	0.1	0.0
Balance at end of year	5.7	5.8	5.7
Additional paid-in capital
Balance at beginning of year	96.2	59.1	64.4
Stock options exercised	9.3	31.5	41.0
Purchases of common stock	(109.1)	—	(52.0)
Stock-based compensation	7.2	5.6	5.7
Balance at end of year	3.6	96.2	59.1
Retained earnings
Balance at beginning of year	2,970.9	2,689.6	2,633.9
Net earnings	1,086.9	925.0	859.1
Cash dividends paid	(711.3)	(643.7)	(803.4)
Translation adjustment upon merger of foreign subsidiary	0.9	—	—
Purchases of common stock	(128.7)	—	—
Balance at end of year	3,218.7	2,970.9	2,689.6
Accumulated other comprehensive (loss) income
Balance at beginning of year	(30.7)	(21.2)	(38.4)
Other comprehensive (loss) income	(34.1)	(9.5)	17.2
Balance at end of year	(64.8)	(30.7)	(21.2)
Total stockholders' equity	$3,163.2	3,042.2	2,733.2

Cash dividends paid per share of common stock	$1.24	1.12	1.40
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in millions)
For the year ended December 31

	2022	2021	2020
Cash flows from operating activities:
Net earnings	$1,086.9	925.0	859.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	165.9	159.9	153.3
Loss (gain) on sale of property and equipment	1.1	(1.1)	(1.4)
Bad debt (recoveries) expense	(1.8)	2.5	7.5
Deferred income taxes	(4.9)	(13.7)	2.9
Stock-based compensation	7.2	5.6	5.7
Amortization of intangible assets	10.7	10.8	9.1
Changes in operating assets and liabilities:
Trade accounts receivable	(119.8)	(135.2)	(29.7)
Inventories	(198.0)	(189.5)	36.0
Other current assets	22.7	(47.8)	17.1
Accounts payable	21.9	26.1	14.2
Accrued expenses	(57.2)	26.2	20.6
Income taxes	0.4	(1.8)	10.0
Other	5.9	3.1	(2.6)
Net cash provided by operating activities	941.0	770.1	1,101.8

Cash flows from investing activities:
Purchases of property and equipment	(173.8)	(156.6)	(168.1)
Proceeds from sale of property and equipment	11.4	8.4	10.6
Cash paid for acquisition	—	—	(125.0)
Other	(0.6)	(0.3)	0.8
Net cash used in investing activities	(163.0)	(148.5)	(281.7)

Cash flows from financing activities:
Proceeds from debt obligations	1,795.0	525.0	1,000.0
Payments against debt obligations	(1,630.0)	(540.0)	(940.0)
Proceeds from exercise of stock options	9.2	31.6	41.0
Purchases of common stock	(237.8)	—	(52.0)
Cash dividends paid	(711.3)	(643.7)	(803.4)
Net cash used in financing activities	(774.9)	(627.1)	(754.4)

Effect of exchange rate changes on cash and cash equivalents	(9.2)	(4.0)	5.1

Net (decrease) increase in cash and cash equivalents	(6.1)	(9.5)	70.8

Cash and cash equivalents at beginning of year	236.2	245.7	174.9
Cash and cash equivalents at end of year	$230.1	236.2	245.7

Supplemental information:
Cash paid for interest	$13.3	9.9	8.4
Net cash paid for income taxes	$354.1	294.0	260.1
See accompanying Notes to Consolidated Financial Statements.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Business Overview and Summary of Significant Accounting Policies
Business Overview
Fastenal is a leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of branches and Onsite locations. Collectively, we refer to our branches and Onsite locations as in-market locations. We have approximately 3,300 in-market locations located primarily in North America.
Principles of Consolidation
The consolidated financial statements include the accounts of Fastenal Company and its subsidiaries (collectively, referred to as Fastenal or by terms such as we, our, or us). All material intercompany balances and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents
We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.
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

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
The ROU assets represent our right to control the use of an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The operating lease ROU assets also include any prepaid lease payments made and exclude lease incentives. Lease expense is recognized on a straight-line basis over the lease term.
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
Long-Lived Assets
Long-lived assets consist of net property and equipment, operating lease right-of-use assets, prepaid deposits, goodwill, and definite-lived intangible assets, and are reviewed for impairment whenever an event or change in circumstance indicates that the carrying amount of the asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by the asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary. There were no impairments recorded during any of the three years reported in these consolidated financial statements.
Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is reviewed for impairment annually. The identifiable intangible assets are amortized on a straight-line basis over their estimated life.
On March 30, 2020, we purchased certain assets of Apex for $125.0, including identifiable intangible assets totaling $123.8, with a weighted average amortization period of approximately 19.4 years.
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
Stock-Based Compensation
We estimate the fair value of stock options as of the date of the grant using a Black-Scholes valuation model. Stock-based compensation expense equal to the grant date fair value is recognized on a straight-line basis over the vesting period. Our stock-based compensation expense is recorded in operating and administrative expenses.

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
Segment Reporting
We have determined that for our North American regions we meet the aggregation criteria outlined in the accounting standards as these regions have similar: (1) economic characteristics, (2) products and services, (3) customers, (4) distribution channels, and (5) regulatory environments. Considering our operations outside of North America represent less than 10% of our net sales, net earnings, or assets, we report as a single business segment.
Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to U.S. GAAP on contract modifications, hedging relationships, and other transactions affected by reference rate reform to ease entities' financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made, hedging relationships entered into, and other transactions affected by reference rate reform, evaluated on or before December 31, 2022, beginning during the reporting period in which the guidance has been elected. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extended the date to December 31, 2024. We do not have any receivables, hedging relationships, lease agreements, or debt agreements that reference LIBOR or another reference rate expected to be discontinued. On September 28, 2022, we amended and restated our unsecured revolving credit agreement. At the same time, we also amended our master note agreement. As a result of those amendments, our floating rate debt no longer references a LIBOR based benchmark rate. Therefore, we will not be electing the optional practical expedients associated with this ASU.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
Note 2. Revenue
Disaggregation of Revenue
The accounting policies of the operations in the various geographic areas are the same as those described in the summary of significant accounting policies. Revenues are attributed to countries based on the selling location from which the sale occurred. During 2022 and 2021, no single customer represented 5% or more of our consolidated net sales. During 2020, we had a single customer that represented 5% of our consolidated net sales, whereas all remaining customers fell below that threshold.
Our revenues related to the following geographic areas were as follows for the periods ended December 31:

	Twelve-month Period
	2022	2021	2020
United States	$5,867.1	5,033.3	4,825.3
Canada and Mexico	884.4	749.0	625.0
North America	6,751.5	5,782.3	5,450.3
All other foreign countries	229.1	228.6	197.0
Total revenues	$6,980.6	6,010.9	5,647.3
The percentages of our sales by end market were as follows for the periods ended December 31:

	Twelve-month Period
	2022	2021	2020
Manufacturing	72.2%	68.9%	62.4%
Non-residential construction	10.3%	11.1%	11.3%
Other	17.5%	20.0%	26.3%
	100.0%	100.0%	100.0%
The percentages of our sales by product line were as follows for the periods ended December 31:

		Twelve-month Period
Type	Introduced	2022	2021	2020
Fasteners (1)	1967	34.0%	33.3%	29.9%
Tools	1993	8.4%	8.5%	8.2%
Cutting tools	1996	5.0%	5.0%	4.7%
Hydraulics & pneumatics	1996	6.5%	6.4%	5.9%
Material handling	1996	5.7%	5.6%	5.1%
Janitorial supplies	1996	8.0%	8.2%	9.8%
Electrical supplies	1997	4.4%	4.3%	4.1%
Welding supplies	1997	3.9%	3.8%	3.5%
Safety supplies	1999	20.8%	21.2%	25.5%
Other		3.3%	3.7%	3.3%
		100.0%	100.0%	100.0%
(1) The fastener product line represents fasteners and miscellaneous supplies.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
Note 3. Long-Lived Assets
The accounting policies of the operations in the various geographic areas are the same as those described in the summary of significant accounting policies. Long-lived assets consist of net property and equipment, operating lease right-of-use assets, prepaid deposits, goodwill, and definite-lived intangible assets.
Property and equipment at year end consisted of the following:

	Depreciable Life in Years	2022	2021
Land	—	$67.5	58.3
Buildings and improvements	15 to 40	509.2	501.9
Automated distribution and warehouse equipment	5 to 30	269.2	266.5
Shelving, industrial vending, and equipment	3 to 10	1,283.8	1,211.2
Transportation equipment	3 to 5	85.7	86.6
Construction in progress	—	96.0	72.7
		2,311.4	2,197.2
Less accumulated depreciation		(1,301.4)	(1,178.0)
Property and equipment, net		$1,010.0	1,019.2
Our long-lived assets related to the following geographic areas at year end:

	2022	2021
United States	$1,303.4	1,322.9
Canada and Mexico	80.4	85.6
North America	1,383.8	1,408.5
All other foreign countries	40.0	33.9
Total long-lived assets	$1,423.8	1,442.4
Note 4. Accrued Expenses
Accrued expenses at year end consisted of the following:

	2022	2021
Employee payroll and related taxes	$12.8	32.3
Employee bonuses and commissions	32.7	37.0
Profit sharing contribution	22.1	17.4
Insurance reserves	40.4	35.7
Indirect taxes	40.3	91.4
Customer promotions and marketing	60.6	56.3
Other	32.2	28.2
Accrued expenses	$241.1	298.3
Note 5. Stockholders' Equity
Dividends
On January 18, 2023, our board of directors declared a quarterly dividend of $0.35 per share of common stock to be paid in cash on March 2, 2023 to shareholders of record at the close of business on February 2, 2023. We paid aggregate annual cash dividends per share of $1.24 and $1.12 in 2022 and 2021, respectively. In 2020, we paid aggregate annual cash dividends per share of $1.40, which included a special, one-time dividend of $0.40 per share.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
Stock Options
Effective January 3, 2023, the compensation committee of our board of directors granted to our employees options to purchase a total of 1,001,381 shares of our common stock at an exercise price of $48.00 per share. On the same date, certain of our non-employee directors received options to acquire a total of 70,562 shares of our common stock at an exercise price of $48.00 per share. The closing stock price on the effective date of the grants was $47.40 per share.
The following tables summarize the details of options granted under our stock option plans that were still outstanding as of December 31, 2022, and the assumptions used to value those grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise Price	Closing Stock Price on Date of Grant	December 31, 2022
Date of Grant				Options Outstanding	Options Exercisable
January 3, 2022	713,438	$62.00	$61.980	683,369	53,355
January 4, 2021	741,510	$48.00	$47.650	671,201	26,643
January 2, 2020	902,263	$38.00	$37.230	772,002	266,122
January 2, 2019	1,316,924	$26.00	$25.705	935,052	406,580
January 2, 2018	1,087,936	$27.50	$27.270	689,133	417,667
January 3, 2017	1,529,578	$23.50	$23.475	670,372	512,248
April 19, 2016	1,690,880	$23.00	$22.870	493,803	371,455
April 21, 2015	1,786,440	$21.00	$20.630	349,910	273,672
April 22, 2014	1,910,000	$28.00	$25.265	109,894	109,894
Total	11,678,969			5,374,736	2,437,636

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 3, 2022	1.3%	5.00	1.7%	28.52%	$13.68
January 4, 2021	0.4%	5.00	2.0%	29.17%	$9.57
January 2, 2020	1.7%	5.00	2.4%	25.70%	$6.81
January 2, 2019	2.5%	5.00	2.9%	23.96%	$4.40
January 2, 2018	2.2%	5.00	2.3%	23.45%	$5.02
January 3, 2017	1.9%	5.00	2.6%	24.49%	$4.20
April 19, 2016	1.3%	5.00	2.6%	26.34%	$4.09
April 21, 2015	1.3%	5.00	2.7%	26.84%	$3.68
April 22, 2014	1.8%	5.00	2.0%	28.55%	$4.79
All of the options in the tables above vest and become exercisable over a period of up to eight years. Generally, each option will terminate approximately 10 years after the grant date.
The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions listed above. The risk-free interest rate is based on the U.S. Treasury rate over the expected life of the option at the time of grant. The expected life is the average length of time over which we expect the employee groups will exercise their options, net of forfeitures, which is based on historical experience with similar grants. The dividend yield is estimated over the expected life of the option based on our current dividend payout, historical dividends paid, and expected future cash dividends. Expected stock volatilities are based on the movement of our stock price over the most recent historical period equivalent to the expected life of the option.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
A summary of activities under our stock option plans consisted of the following:

	Options Outstanding	Exercise Price (1)	Remaining Life (2)
Outstanding as of January 1, 2022	5,173,270	$30.23	6.08
Granted	713,438	$62.00	9.00
Exercised	(346,992)	$26.78
Cancelled/forfeited	(164,980)	$40.00
Outstanding as of December 31, 2022	5,374,736	$34.37	5.66
Exercisable as of December 31, 2022	2,437,636	$27.14	4.30

	Options Outstanding	Exercise Price (1)	Remaining Life (2)
Outstanding as of January 1, 2021	5,914,757	$26.73	6.22
Granted	741,510	$48.00	9.00
Exercised	(1,305,107)	$24.34
Cancelled/forfeited	(177,890)	$31.22
Outstanding as of December 31, 2021	5,173,270	$30.23	6.08
Exercisable as of December 31, 2021	1,693,805	$25.11	4.68
(1) Weighted average exercise price.
(2) Weighted average remaining contractual life in years.
The total intrinsic value of stock options exercised during the years ended December 31, 2022, 2021, and 2020 was $10.2, $38.8, and $26.7, respectively. The intrinsic value represents the difference between the exercise price and fair value of the underlying shares at the date of exercise.
At December 31, 2022, there was $14.5 of total unrecognized stock-based compensation expense related to outstanding unvested stock options granted under the employee stock option plan. This expense is expected to be recognized over a weighted average period of 4.07 years. Any future change in estimated forfeitures will impact this amount. The total grant date fair value of stock options vested under our employee stock option plan during 2022, 2021, and 2020 was $5.2, $4.8, and $6.1, respectively.
Total stock-based compensation expense related to our employee stock option plan was $7.2, $5.6, and $5.7 for 2022, 2021, and 2020, respectively.
Shares Outstanding
Shares of common stock outstanding were as follows:

	2022	2021	2020
Balance at beginning of year	575,464,682	574,159,575	574,128,911
Stock options exercised	346,992	1,305,107	1,630,664
Purchases of common stock	(5,000,000)	—	(1,600,000)
Balance at end of year	570,811,674	575,464,682	574,159,575

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings calculation because they were anti-dilutive:

Reconciliation	2022	2021	2020
Basic weighted average shares outstanding	573,777,790	574,808,030	573,778,761
Weighted shares assumed upon exercise of stock options	1,845,324	2,309,026	1,893,193
Diluted weighted average shares outstanding	575,623,114	577,117,056	575,671,954

Summary of Anti-dilutive Options Excluded	2022	2021	2020
Options to purchase shares of common stock	1,335,898	678,310	846,041
Weighted average exercise prices of options	$55.25	48.00	38.00
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
Note 6. Retirement Savings Plan
The Fastenal Company and Subsidiaries 401(k) and Employee Stock Ownership Plan covers all of our employees in the United States. Our employees in Canada may participate in a Registered Retirement Savings Plan. The general purpose of both of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings contributions. In addition to the participation of our employees, we make annual profit sharing contributions based on an established formula. The expense recorded under this profit sharing formula was approximately $22.1, $17.4, and $16.2 for 2022, 2021, and 2020, respectively.
Note 7. Income Taxes
Earnings before income taxes were derived from the following sources:

	2022	2021	2020
Domestic	$1,335.7	1,100.3	1,046.7
Foreign	104.3	107.5	86.0
Earnings before income taxes	$1,440.0	1,207.8	1,132.7

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
Components of income tax expense (benefit) were as follows:

2022:	Current	Deferred	Total
Federal	$267.6	(5.0)	262.6
State	58.0	(1.1)	56.9
Foreign	35.0	(1.4)	33.6
Income tax expense	$360.6	(7.5)	353.1

2021:	Current	Deferred	Total
Federal	$214.3	(11.4)	202.9
State	46.7	(1.7)	45.0
Foreign	34.1	0.8	34.9
Income tax expense	$295.1	(12.3)	282.8

2020:	Current	Deferred	Total
Federal	$195.4	1.8	197.2
State	47.5	(0.5)	47.0
Foreign	28.1	1.3	29.4
Income tax expense	$271.0	2.6	273.6
Income tax expense in the accompanying consolidated financial statements differed from the expected expense as follows:

	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. federal income tax expense at statutory rate	$302.4	253.6	237.9
Increase (decrease) attributed to:
State income taxes, net of federal benefit	45.6	34.9	36.3
Other, net	5.1	(5.7)	(0.6)
Total income tax expense	$353.1	282.8	273.6
Effective income tax rate	24.5%	23.4%	24.2%

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at year end consisted of the following:

	2022	2021 (1)
Deferred income tax assets (liabilities):
Inventory costing and valuation methods	$6.7	5.2
Insurance reserves	8.6	7.4
Stock-based compensation	3.6	2.8
Operating lease liabilities	62.6	62.6
Foreign net operating loss and credit carryforwards	2.6	1.4
Foreign valuation allowances	(1.8)	(1.7)
Prepaid royalty	0.3	5.9
Section 174 capitalization	3.4	—
Other, deferred tax assets	9.3	10.8
Total deferred income tax assets	95.3	94.4
Property and equipment	(102.6)	(110.0)
Operating lease ROU assets	(61.5)	(61.3)
Other, deferred tax liabilities	(4.8)	(4.3)
Total deferred income tax liabilities	(168.9)	(175.6)
Deferred income tax liabilities	$(73.6)	(81.2)
(1) The presentation of prior year deferred income tax assets and liabilities has been updated to conform to current period presentation.
A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows:

	2022	2021
Balance at beginning of year:	$7.4	8.8
Increase related to prior year tax positions	3.5	0.3
Increase related to current year tax positions	0.6	0.9
Decrease related to statute of limitation lapses	(0.9)	(2.6)
Settlements	(0.5)	—
Balance at end of year:	$10.1	7.4
Included in the liability for gross unrecognized tax benefits is an immaterial amount for interest and penalties, both of which we classify as a component of income tax expense. The amount of unrecognized tax benefits that would favorably impact the effective tax rate, if recognized, is $8.6 as of December 31, 2022 and $6.5 as of December 31, 2021. We believe it is reasonably possible that a decrease of up to $5.1 in unrecognized tax benefits may be recognized by the end of 2023 as a result of the lapse of the statute of limitations. The 2022 and 2021 liability is included in deferred income taxes in the Consolidated Balance Sheets.
We file income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. We are no longer subject to income tax examinations by taxing authorities for taxable years before 2019 in the case of United States federal examinations, and with limited exception, before 2017 in the case of foreign, state, and local examinations.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our approximately $447.6 of undistributed earnings from foreign subsidiaries to the U.S. as those earnings continue to be permanently reinvested.

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
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases was approximately $86.0. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.
The cost components of our operating leases were as follows for the periods ended December 31:

	2022			2021			2020
	Leased Facilities and Equipment	Leased Vehicles	Total	Leased Facilities and Equipment	Leased Vehicles	Total	Leased Facilities and Equipment	Leased Vehicles	Total
Operating lease cost	$96.8	14.7	111.5	99.7	13.7	113.4	102.5	15.1	117.6
Variable lease cost	9.7	1.5	11.2	10.4	1.3	11.7	7.2	1.5	8.7
Short-term lease cost	—	26.6	26.6	—	19.2	19.2	—	23.6	23.6
Total	$106.5	42.8	149.3	110.1	34.2	144.3	109.7	40.2	149.9
Variable lease costs are excluded from ROU assets and lease liabilities and consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred by the lessor as well as variable mileage costs related to our leased vehicles.
Maturities of our lease liabilities for all operating leases were as follows as of December 31, 2022:

	Leased Facilities and Equipment	Leased Vehicles	Total
2023	$84.4	10.1	94.5
2024	63.0	6.6	69.6
2025	42.5	4.4	46.9
2026	24.1	1.5	25.6
2027	11.3	—	11.3
2028 and thereafter	8.5	—	8.5
Total lease payments	$233.8	22.6	256.4
Less: Imputed interest	(8.5)	(0.8)	(9.3)
Present value of lease liabilities	$225.3	21.8	247.1
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows for the periods ended December 31:

Remaining lease term and discount rate:	2022	2021
Weighted average remaining lease term (years)
Leased facilities and equipment	3.57	3.53
Leased vehicles	2.66	2.47
Weighted average discount rate
Lease facilities and equipment	2.07%	1.79%
Leased vehicles	2.47%	1.79%

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
Supplemental cash flow information related to our operating leases was as follows for the periods ended December 31:

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$110.9	112.4	115.8
Leased assets obtained in exchange for new operating lease liabilities	89.4	103.6	99.2
Note 9. Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at year end consisted of the following:

	Average Interest Rate at December 31, 2022		Debt Outstanding
		Maturity Date	2022	2021
Unsecured revolving credit facility	5.35%	September 28, 2027	$225.0	25.0
Senior unsecured promissory notes payable, Series B	2.45%	July 20, 2022	—	35.0
Senior unsecured promissory notes payable, Series C	3.22%	March 1, 2024	60.0	60.0
Senior unsecured promissory notes payable, Series D	2.66%	May 15, 2025	75.0	75.0
Senior unsecured promissory notes payable, Series E	2.72%	May 15, 2027	50.0	50.0
Senior unsecured promissory notes payable, Series F	1.69%	June 24, 2023	70.0	70.0
Senior unsecured promissory notes payable, Series G	2.13%	June 24, 2026	25.0	25.0
Senior unsecured promissory notes payable, Series H	2.50%	June 24, 2030	50.0	50.0
Total			555.0	390.0
Less: Current portion of debt			(201.8)	(60.0)
Long-term debt			$353.2	330.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation			$36.3	36.3
Unsecured Revolving Credit Facility
On September 28, 2022, we amended and restated our unsecured revolving Credit Agreement dated May 1, 2015. The Credit Agreement was amended and restated to, among other things: (1) increase the aggregate revolving credit commitment under the Credit Agreement, (2) extend the revolving credit maturity date to September 28, 2027, (3) provide a benchmark replacement for LIBOR with SOFR, and (4) make certain covenant changes.
After giving effect to the amendment and restatement described above, we have an $835.0 committed unsecured revolving credit facility (Credit Facility) with an uncommitted accordion option to increase the aggregate revolving commitment by an additional $365.0 for a total amount of $1,200.0. The Credit Facility includes a committed letter of credit subfacility of $55.0. Any borrowings outstanding under the Credit Facility for which we have the ability and intent to pay using cash within the next 12 months will be classified as a current liability. The Credit Facility contains certain financial and other covenants, and our right to borrow under the Credit Facility is conditioned upon, among other things, our compliance with these covenants. We are currently in compliance with these covenants.
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to Daily Simple SOFR plus a 0.10% spread adjustment plus 0.95%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our usage of the Credit Facility.
Senior Unsecured Promissory Notes Payable
On September 28, 2022, we amended our Master Note Agreement dated July 20, 2016. The Master Note Agreement was amended to, among other things: (1) increase the aggregate principal amount of notes that may be issued under the agreement from time to time, (2) extend the issuance period to September 28, 2027, (3) replace the benchmark rate for any floating rate notes that may be issued in the future under the agreement from LIBOR to SOFR, and (4) make certain changes to covenants.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements—Continued
We have issued senior unsecured promissory notes under our master note agreement (the Master Note Agreement) in the aggregate principal amount of $330.0 as of December 31, 2022. Our aggregate borrowing capacity under the Master Note Agreement is $900.0; however, none of the institutional investors party to that agreement are committed to purchase notes thereunder. There is no amortization of these notes prior to their maturity date and interest is payable quarterly. The notes currently issued under our Master Note Agreement, including the maturity date and fixed interest rate per annum of each series of note, are contained in the table above. The Master Note Agreement contains certain financial and other covenants and we are in compliance with these covenants.
Principal payments required on our outstanding indebtedness, based on the maturity dates defined within our long-term debt arrangements, for the succeeding five years, are displayed in the table below, as of December 31, 2022:

Principal Payments
2023	$70.0
2024	60.0
2025	75.0
2026	25.0
2027	50.0
2028 and thereafter	50.0
Total	$330.0
Note 10. Legal Contingencies
We are involved in certain legal actions, including those that are ordinary routine litigation incidental to our business. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, that could require significant expenditures or result in lost revenues. We record a liability for these legal actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. As of December 31, 2022, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.
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
Attestation Report of Independent Registered Public Accounting Firm
The attestation report required under Item 9A is contained earlier in this Form 10-K under the heading 'Item 8, Financial Statements and Supplementary Data'.
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
Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2022. There was no change in the company's internal control over financial reporting during the company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

/s/ Daniel L. Florness	/s/ Holden Lewis
Daniel L. Florness	Holden Lewis
President and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

Winona, Minnesota
February 7, 2023

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
Information about our Executive Officers
As of the date of filing this Form 10-K, the following individuals were executive officers of the Company:

Name	Employee of Fastenal Since	Age	Position
Daniel L. Florness	1996	59	President, Chief Executive Officer, and Director
William J. Drazkowski	1995	51	Executive Vice President – Sales
James C. Jansen	1992	52	Executive Vice President – Manufacturing
Holden Lewis	2016	53	Senior Executive Vice President and Chief Financial Officer
Sheryl A. Lisowski	1994	55	Executive Vice President – Chief Accounting Officer and Treasurer
Charles S. Miller	1999	48	Senior Executive Vice President – Sales
Terry M. Owen	1999	54	Senior Executive Vice President – Sales Operations
John L. Soderberg	1993	51	Senior Executive Vice President – Information Technology
Jeffery M. Watts	1996	51	Executive Vice President – International Sales
Reyne K. Wisecup	1988	59	Senior Executive Vice President – Human Resources and Director
Mr. Florness has been our president and chief executive officer since January 2016. From December 2002 to December 2015, Mr. Florness was our executive vice president and chief financial officer. From June 1996 to November 2002, Mr. Florness was our chief financial officer. During his time as chief financial officer, Mr. Florness' responsibilities expanded beyond finance, including leadership of a portion of our manufacturing division, our product development and procurement, and the company's national accounts business. Mr. Florness has served as one of our directors since January 2016.
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
Mr. Lewis has been our senior executive vice president and chief financial officer of Fastenal since December 2022. As chief financial officer, Mr. Lewis manages the company’s finance, accounting and audit functions, and plays a central role in effectively executing and communicating company strategy, with a concentration on profitability, efficiency, and assets. He also oversees the company’s M&A and Investor Relations efforts. From August 2016 to December 2022, Mr. Lewis served as our executive vice president and chief financial officer. He joined the company following a long career as a senior equity analyst covering industrials, including Fastenal, for full-service investment banks. Mr. Lewis held various senior roles with a variety of organizations in the investment banking industry from 1994 to July 2016.
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
Mr. Owen has been our senior executive vice president – sales operations since January 2016. Mr. Owen's responsibilities include oversight of our eCommerce, marketing, national accounts sales, government sales, FAST Solutions® (Onsite and FMI), manufacturing, distribution, transportation, product development, supplier development, procurement, and supply chain. From July 2015 to December 2015, Mr. Owen was one of our executive vice presidents – sales. From May 2014 to June 2015, Mr. Owen served as our executive vice president – e-business, and from December 2007 to May 2014, Mr. Owen was regional vice president of our Texas based and Mexico regions. Prior to December 2007, Mr. Owen served in various distribution center leadership roles at our company.
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
Ms. Wisecup has been our senior executive vice president – human resources from December 2016 through February 2023, when she will retire from that position. From November 2007 to December 2016, Ms. Wisecup was our executive vice president – human resources. Prior to November 2007, she served in various support roles, including director of employee development. Ms. Wisecup has also served as one of our directors since 2000.
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
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	5,374,736	$34.37	11,644,818
Equity compensation plans not approved by security holders	—	—	—
Total	5,374,736		11,644,818

(1)	Reflects stock option awards issued and issuable in the future under our Fastenal Company Stock Option Plan and our Fastenal Company Non-Employee Director Stock Option Plan.
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
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Earnings for the years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (KPMG LLP, Minneapolis, MN, Auditor Firm ID: 185)

2. Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts

3. Exhibits:
INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 8-K dated as of April 22, 2019)
3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company's Form 8-K dated as of January 17, 2019)
4.1	Form of Senior Notes due March 1, 2024 (incorporated by reference to Exhibit 4.1 to Fastenal Company's Form 10-Q for the quarter ended March 31, 2017)
4.2	Description of Capital Stock
4.3	Form of Senior Notes due May 15, 2025 (incorporated by reference to Exhibit 4.1 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
4.4	Form of Senior Notes due May 15, 2027 (incorporated by reference to Exhibit 4.2 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
4.5	Form of Senior Notes due June 24, 2023 (incorporated by reference to Exhibit 4.3 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
4.6	Form of Senior Notes due June 24, 2026 (incorporated by reference to Exhibit 4.4 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
4.7	Form of Senior Notes due June 24, 2030 (incorporated by reference to Exhibit 4.5 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
10.1	Bonus Program for Executive Officers*
10.2	Fastenal Company Stock Option Plan as amended and restated effective as of December 12, 2014 (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated December 17, 2014)*
10.3	Fastenal Company Incentive Plan (incorporated by reference to Appendix A to Fastenal Company's Proxy Statement dated February 23, 2012)*
10.4	Fastenal Company Non-Employee Director Stock Option Plan as amended and restated effective December 20, 2021.*
10.5
Amended and Restated Credit Agreement, dated as of September 28, 2022, by and among Fastenal Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated as of September 30, 2022).

10.6
First Amendment to Amended and Restated Credit Agreement, dated as of January 20, 2023, by and among Fastenal Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent.

10.7
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

Exhibit Number	Description of Document
10.8
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

10.9
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

10.10
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
101
The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

FASTENAL COMPANY
Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2022, 2021, and 2020
(Amounts in millions)

Description	Balance at Beginning of Year	"Additions/(Reductions)" to Costs and Expenses		"Other" Additions (Deductions)	"Less" Deductions		Balance at End of Year
Year ended December 31, 2022
Allowance for credit losses	$12.0	(1.8)		—	1.9		8.3
Insurance reserves	$35.7	78.2	(1)	—	73.5	(2)	40.4
Year ended December 31, 2021
Allowance for credit losses	$12.3	2.5		—	2.8		12.0
Insurance reserves	$41.0	78.6	(1)	—	83.9	(2)	35.7
Year ended December 31, 2020
Allowance for credit losses	$10.9	7.5		—	6.1		12.3
Insurance reserves	$41.1	72.1	(1)	—	72.2	(2)	41.0
(1) Includes costs and expenses incurred for premiums and claims related to health and general insurance.
(2) Includes costs and expenses paid for premiums and claims related to health and general insurance.
See accompanying Report of Independent Registered Public Accounting Firm incorporated herein by reference.
ITEM 16.FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 7, 2023

FASTENAL COMPANY

By	/s/ Daniel L. Florness
Daniel L. Florness, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 7, 2023

/s/ Daniel L. Florness	/s/ Holden Lewis
Daniel L. Florness, President and Chief Executive Officer (Principal Executive Officer), and Director	Holden Lewis, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Sheryl A. Lisowski
Sheryl A. Lisowski, Executive Vice President - Chief Accounting Officer and Treasurer (Principal Accounting Officer)

/s/ Scott A. Satterlee	/s/ Daniel L. Johnson
Scott A. Satterlee, Director (Chair)	Daniel L. Johnson, Director

/s/ Michael J. Ancius	/s/ Nicholas J. Lundquist
Michael J. Ancius, Director	Nicholas J. Lundquist, Director

/s/ Stephen L. Eastman	/s/ Sarah N. Nielsen
Stephen L. Eastman, Director	Sarah N. Nielsen, Director

/s/ Rita J. Heise	/s/ Reyne K. Wisecup
Rita J. Heise, Director	Reyne K. Wisecup, Director

/s/ Hsenghung Sam Hsu
Hsenghung Sam Hsu, Director