Form 10-Q
period 2023-03-31
FASTENAL CO
filed 2023-04-18
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended March 31, 2023, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 12, 2023, there were approximately 571,042,439 shares of the registrant's common stock outstanding.

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in millions except share information)

	(Unaudited)
Assets	March 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$239.8	230.1
Trade accounts receivable, net of allowance for credit losses of $6.1 and $8.3, respectively	1,149.8	1,013.2
Inventories	1,651.9	1,708.0
Prepaid income taxes	—	8.1
Other current assets	120.0	165.4
Total current assets	3,161.5	3,124.8

Property and equipment, net	1,003.5	1,010.0
Operating lease right-of-use assets	243.8	243.0
Other assets	168.2	170.8

Total assets	$4,577.0	4,548.6

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$200.0	201.8
Accounts payable	266.8	255.0
Accrued expenses	229.2	241.1
Current portion of operating lease liabilities	91.4	91.9
Income taxes payable	75.8	—
Total current liabilities	863.2	789.8

Long-term debt	200.0	353.2
Operating lease liabilities	156.7	155.2
Deferred income taxes	84.0	83.7
Other long-term liabilities	2.5	3.5

Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 800,000,000 shares authorized, 571,024,422 and 570,811,674 shares issued and outstanding, respectively	5.7	5.7
Additional paid-in capital	11.4	3.6
Retained earnings	3,314.0	3,218.7
Accumulated other comprehensive loss	(60.5)	(64.8)
Total stockholders' equity	3,270.6	3,163.2
Total liabilities and stockholders' equity	$4,577.0	4,548.6
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Amounts in millions except earnings per share)

	(Unaudited)
	Three Months Ended March 31,
	2023	2022
Net sales	$1,859.1	1,704.1

Cost of sales	1,009.1	910.8
Gross profit	850.0	793.3

Operating and administrative expenses	456.8	435.3
Operating income	393.2	358.0

Interest income	0.4	0.1
Interest expense	(3.9)	(2.4)

Earnings before income taxes	389.7	355.7

Income tax expense	94.6	86.1

Net earnings	$295.1	269.6

Basic net earnings per share	$0.52	0.47

Diluted net earnings per share	$0.52	0.47

Basic weighted average shares outstanding	570.9	575.6

Diluted weighted average shares outstanding	572.6	577.6
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)

	(Unaudited)
	Three Months Ended March 31,
	2023	2022
Net earnings	$295.1	269.6
Other comprehensive income, net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2023 and 2022)	4.3	2.3
Comprehensive income	$299.4	271.9
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Amounts in millions except per share information)

	(Unaudited)
	Three Months Ended March 31,
	2023	2022
Common stock
Balance at beginning of period	$5.7	5.8
Balance at end of period	5.7	5.8
Additional paid-in capital
Balance at beginning of period	3.6	96.2
Stock options exercised	5.9	3.9
Stock-based compensation	1.9	1.5
Balance at end of period	11.4	101.6
Retained earnings
Balance at beginning of period	3,218.7	2,970.9
Net earnings	295.1	269.6
Cash dividends paid	(199.8)	(178.4)
Translation adjustment upon merger of foreign subsidiary	—	0.9
Balance at end of period	3,314.0	3,063.0
Accumulated other comprehensive income (loss)
Balance at beginning of period	(64.8)	(30.7)
Other comprehensive income	4.3	2.3
Balance at end of period	(60.5)	(28.4)
Total stockholders' equity	$3,270.6	3,142.0

Cash dividends paid per share of common stock	$0.35	0.31
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)

	(Unaudited)
	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$295.1	269.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	41.8	41.2
(Gain) loss on sale of property and equipment	(0.6)	3.5
Bad debt recoveries	(1.4)	(0.3)
Deferred income taxes	0.3	1.0
Stock-based compensation	1.9	1.5
Amortization of intangible assets	2.7	2.7
Changes in operating assets and liabilities:
Trade accounts receivable	(133.7)	(169.9)
Inventories	57.7	(76.4)
Other current assets	45.4	60.7
Accounts payable	8.5	56.8
Accrued expenses	(11.9)	(30.1)
Income taxes	83.9	69.6
Other	(1.2)	0.1
Net cash provided by operating activities	388.5	230.0

Cash flows from investing activities:
Purchases of property and equipment	(33.7)	(35.5)
Proceeds from sale of property and equipment	2.8	2.4
Other	(0.1)	(0.1)
Net cash used in investing activities	(31.0)	(33.2)

Cash flows from financing activities:
Proceeds from debt obligations	230.0	235.0
Payments against debt obligations	(385.0)	(260.0)
Proceeds from exercise of stock options	5.9	3.9
Cash dividends paid	(199.8)	(178.4)
Net cash used in financing activities	(348.9)	(199.5)

Effect of exchange rate changes on cash and cash equivalents	1.1	0.7

Net increase (decrease) in cash and cash equivalents	9.7	(2.0)

Cash and cash equivalents at beginning of period	230.1	236.2
Cash and cash equivalents at end of period	$239.8	234.2

Supplemental information:
Cash paid for interest	$5.1	2.3
Net cash paid for income taxes	$9.7	15.2
Leased assets obtained in exchange for new operating lease liabilities	$25.9	23.9
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2023 and 2022
(Unaudited)
(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as 'the company', 'Fastenal', or by terms such as 'we', 'our', or 'us') have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in our consolidated financial statements as of and for the year ended December 31, 2022. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Recently Issued Accounting Pronouncements
We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new pronouncements that have been issued that might have a material impact on our financial position or results of operations.
(2) Revenue
Revenue Recognition
Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when or as we satisfy our performance obligations under the contract. We recognize revenue by transferring control of the promised products to the customer, with the majority of revenue recognized at the point in time the customer obtains control of the products. We recognize revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. We estimate product returns based on historical return rates. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. The majority of our contracts have a single performance obligation and are short term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. Revenues are attributable to countries based on the selling location from which the sale occurred.
Disaggregation of Revenue
Our revenues related to the following geographic areas were as follows for the periods ended March 31:

	Three-month Period
	2023	2022
United States	$1,558.7	1,431.7
% of revenues	83.8%	84.0%
Canada and Mexico	243.9	213.4
% of revenues	13.1%	12.5%
North America	1,802.6	1,645.1
% of revenues	96.9%	96.5%
All other foreign countries	56.5	59.0
% of revenues	3.1%	3.5%
Total revenues	$1,859.1	1,704.1

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2023 and 2022
(Unaudited)
The percentages of our sales by end market were as follows for the periods ended March 31:

	Three-month Period
	2023	2022
Manufacturing	74.6%	71.2%
Non-residential construction	9.3%	10.4%
Other	16.1%	18.4%
	100.0%	100.0%
The percentages of our sales by product line were as follows for the periods ended March 31:

		Three-month Period
Type	Introduced	2023	2022
Fasteners (1)	1967	33.6%	34.3%
Tools	1993	8.5%	8.2%
Cutting tools	1996	5.4%	5.0%
Hydraulics & pneumatics	1996	6.6%	6.5%
Material handling	1996	5.6%	5.6%
Janitorial supplies	1996	8.1%	7.9%
Electrical supplies	1997	4.6%	4.4%
Welding supplies	1997	4.0%	3.7%
Safety supplies	1999	20.4%	21.0%
Other		3.2%	3.4%
		100.0%	100.0%
(1) The fasteners product line represents fasteners and miscellaneous supplies.
(3) Stockholders' Equity
Dividends
On April 12, 2023, our board of directors declared a quarterly dividend of $0.35 per share of common stock to be paid in cash on May 25, 2023 to shareholders of record at the close of business on April 27, 2023.
The following table presents the cash dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2023	2022
First quarter	$0.35	$0.31
Second quarter	$0.35	$0.31
Third quarter		$0.31
Fourth quarter		$0.31
Total	$0.70	$1.24

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2023 and 2022
(Unaudited)
Stock Options
The following tables summarize the details of options granted under our stock option plans that were outstanding as of March 31, 2023, and the assumptions used to value those grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise Price	Closing Stock Price on Date of Grant	March 31, 2023
Date of Grant				Options Outstanding	Options Exercisable
January 3, 2023	1,071,943	$48.00	$47.400	1,062,367	70,562
January 3, 2022	713,438	$62.00	$61.980	666,921	53,355
January 4, 2021	741,510	$48.00	$47.650	654,243	244,108
January 2, 2020	902,263	$38.00	$37.230	744,467	382,024
January 2, 2019	1,316,924	$26.00	$25.705	900,545	559,781
January 2, 2018	1,087,936	$27.50	$27.270	658,540	527,626
January 3, 2017	1,529,578	$23.50	$23.475	651,325	547,059
April 19, 2016	1,690,880	$23.00	$22.870	478,231	356,861
April 21, 2015	1,786,440	$21.00	$20.630	322,855	247,151
April 22, 2014	1,910,000	$28.00	$25.265	30,298	30,298
Total	12,750,912			6,169,792	3,018,825

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 3, 2023	4.0%	5.00	2.6%	29.58%	$11.62
January 3, 2022	1.3%	5.00	1.7%	28.52%	$13.68
January 4, 2021	0.4%	5.00	2.0%	29.17%	$9.57
January 2, 2020	1.7%	5.00	2.4%	25.70%	$6.81
January 2, 2019	2.5%	5.00	2.9%	23.96%	$4.40
January 2, 2018	2.2%	5.00	2.3%	23.45%	$5.02
January 3, 2017	1.9%	5.00	2.6%	24.49%	$4.20
April 19, 2016	1.3%	5.00	2.6%	26.34%	$4.09
April 21, 2015	1.3%	5.00	2.7%	26.84%	$3.68
April 22, 2014	1.8%	5.00	2.0%	28.55%	$4.79
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

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2023 and 2022
(Unaudited)
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the three-month periods ended March 31, 2023 and 2022 was $1.9 and $1.5, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of March 31, 2023 was $22.3 and is expected to be recognized over a weighted average period of 4.67 years. Any future changes in estimated forfeitures will impact this amount.
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings per share calculation because they were anti-dilutive:

	Three-month Period
Reconciliation	2023	2022
Basic weighted average shares outstanding	570,928,848	575,559,161
Weighted shares assumed upon exercise of stock options	1,703,741	2,059,645
Diluted weighted average shares outstanding	572,632,589	577,618,806

	Three-month Period
Summary of Anti-dilutive Options Excluded	2023	2022
Options to purchase shares of common stock	2,269,908	930,401
Weighted average exercise prices of options	$52.17	58.40
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
(4) Income Taxes
We file income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. We are no longer subject to income tax examinations by taxing authorities for taxable years before 2019 in the case of United States federal examinations, and with limited exception, before 2017 in the case of foreign, state, and local examinations. During the first quarter of 2023, there were no material changes in unrecognized tax benefits.
(5) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases was approximately $87.4. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2023 and 2022
(Unaudited)
(6) Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	Average Interest Rate at March 31, 2023		Debt Outstanding
		Maturity Date	March 31, 2023	December 31, 2022
Unsecured revolving credit facility	5.85%	September 28, 2027	$70.0	225.0
Senior unsecured promissory notes payable, Series C	3.22%	March 1, 2024	60.0	60.0
Senior unsecured promissory notes payable, Series D	2.66%	May 15, 2025	75.0	75.0
Senior unsecured promissory notes payable, Series E	2.72%	May 15, 2027	50.0	50.0
Senior unsecured promissory notes payable, Series F	1.69%	June 24, 2023	70.0	70.0
Senior unsecured promissory notes payable, Series G	2.13%	June 24, 2026	25.0	25.0
Senior unsecured promissory notes payable, Series H	2.50%	June 24, 2030	50.0	50.0
Total			400.0	555.0
Less: Current portion of debt			(200.0)	(201.8)
Long-term debt			$200.0	353.2

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation			$32.7	36.3
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
Senior Unsecured Promissory Notes Payable
We have issued senior unsecured promissory notes under our master note agreement (the Master Note Agreement) in the aggregate principal amount of $330.0 as of March 31, 2023. Our aggregate borrowing capacity under the Master Note Agreement is $900.0; however, none of the institutional investors party to that agreement are committed to purchase notes thereunder. There is no amortization of these notes prior to their maturity date and interest is payable quarterly. The notes currently issued under our Master Note Agreement, including the maturity date and fixed interest rate per annum of each series of note, are contained in the table above. The Master Note Agreement contains certain financial and other covenants and we are currently in compliance with these covenants.
(7) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2022 annual report on Form 10-K in Note 10 of the Notes to Consolidated Financial Statements. As of March 31, 2023, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2023 and 2022
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
Business
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of over 3,300 in-market locations. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes sales of products for both original equipment manufacturing (OEM), where our products are consumed in the final products of our customers, and manufacturing, repair and operations (MRO), where our products are consumed to support the facilities and ongoing operations of our customers. The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, oil exploration companies, oil production and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our branches, Onsite locations, and customers are primarily located in North America, though we continue to grow our non-North American presence as well.
Our motto is Growth Through Customer Service® and our tagline is Where Industry Meets Innovation™. We are a customer- and growth-centric organization focused on identifying unique technologies, capabilities, and supply chain solutions that get us closer to our customers and reduce the total cost of their global supply chain. We believe this close-to-the-customer, 'high-touch, high-tech' partnership approach is differentiated in the marketplace and allows us to gain market share in what remains a fragmented industrial distribution market.
Executive Overview
The following table presents a performance summary of our results of operations for the three-month periods ended March 31, 2023 and 2022.

	Three-month Period
	2023	2022	Change
Net sales	$1,859.1	1,704.1	9.1%
Business days	64	64
Daily sales	$29.0	26.6	9.1%
Gross profit	$850.0	793.3	7.2%
% of net sales	45.7%	46.6%
Operating and administrative expenses	$456.8	435.3	5.0%
% of net sales	24.6%	25.5%
Operating income	$393.2	358.0	9.8%
% of net sales	21.2%	21.0%
Earnings before income taxes	$389.7	355.7	9.6%
% of net sales	21.0%	20.9%
Net earnings	$295.1	269.6	9.5%
Diluted net earnings per share	$0.52	0.47	10.4%

The table below summarizes our absolute and full time equivalent (FTE; based on 40 hours per week) employee headcount, our investments related to in-market locations (defined as the sum of the total number of branch locations and the total number of active Onsite locations), and weighted Fastenal Managed Inventory (FMI) devices at the end of the periods presented and the percentage change compared to the end of the prior periods.

			Change Since:		Change Since:
	Q1 2023	Q4 2022	Q4 2022	Q1 2022	Q1 2022
In-market locations - absolute employee headcount	13,668	13,410	1.9%	12,855	6.3%
In-market locations - FTE employee headcount	12,219	12,017	1.7%	11,644	4.9%
Total absolute employee headcount	22,820	22,386	1.9%	21,167	7.8%
Total FTE employee headcount	20,262	19,854	2.1%	18,958	6.9%

Number of branch locations	1,660	1,683	-1.4%	1,760	-5.7%
Number of active Onsite locations	1,674	1,623	3.1%	1,440	16.3%
Number of in-market locations	3,334	3,306	0.8%	3,200	4.2%
Weighted FMI devices (MEU installed count)	104,673	102,151	2.5%	94,425	10.9%
During the last twelve months, we increased our total FTE employee headcount by 1,304. This reflects an increase in our in-market and non-in-market selling FTE employee headcount of 863 to support growth in the marketplace and sales initiatives targeting customer acquisition. We had an increase in our distribution center FTE employee headcount of 173 to support increased product throughput at our facilities and to expand our local inventory fulfillment terminals (LIFTs). We had an increase in our remaining FTE employee headcount of 268 that relates primarily to personnel investments in information technology, manufacturing, and operational support, such as purchasing and product development.
The table below summarizes the number of branches opened and closed, net of conversions, as well as the number of Onsites activated and closed, net of conversions during the periods presented.

	Three-month Period
	2023	2022
Branch openings	2	6
Branch closures, net of conversions	(25)	(39)

Onsite activations	84	57
Onsite closures, net of conversions	(33)	(33)
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

FIRST QUARTER OF 2023 VERSUS FIRST QUARTER OF 2022
Results of Operations
The following table sets forth condensed consolidated statement of earnings information (as a percentage of net sales) for the periods ended March 31:

	Three-month Period
	2023	2022
Net sales	100.0%	100.0%
Gross profit	45.7%	46.6%
Operating and administrative expenses	24.6%	25.5%
Operating income	21.2%	21.0%
Net interest expense	-0.2%	-0.1%
Earnings before income taxes	21.0%	20.9%

Note – Amounts may not foot due to rounding difference.
Net Sales
Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period. The table below sets forth net sales and daily sales for the periods ended March 31, and changes in such sales from the prior period to the more recent period:

	Three-month Period
	2023	2022
Net sales	$1,859.1	1,704.1
Percentage change	9.1%	20.3%
Business days	64	64
Daily sales	$29.0	26.6
Percentage change	9.1%	18.4%
Daily sales impact of currency fluctuations	-0.7%	-0.1%
Net sales increased $155.0, or 9.1%, in the first quarter of 2023 when compared to the first quarter of 2022. The number of business days were the same in both periods. We experienced higher unit sales in the first quarter of 2023 that contributed to the increase in net sales in the period. This was due to further growth in underlying demand in markets tied to industrial capital goods and commodities, which more than offset a modest contraction for construction supplies. Foreign exchange negatively affected sales in the first quarter of 2023 by approximately 70 basis points, while adverse weather impacts in February 2023 negatively affected sales in the first quarter of 2023 by 20 to 40 basis points.
The impact of product pricing on net sales in the first quarter of 2023 was 290 to 320 basis points compared to the first quarter of 2022. The increase reflects carryover from broad pricing actions taken in the prior year designed to mitigate marketplace inflation for our products and services and, to a lesser degree, targeted actions in the first quarter of 2023 intended to address gross margin pressure for our non-fastener and non-safety products. Spot prices in the marketplace for many inputs remained below prior year levels, though in many cases they were at or above levels experienced in the fourth quarter of 2022. The combination of good demand, more stable cost trends, and our long supply chain for imported fasteners and certain non-fastener products produced stable price levels for our products. The impact of product pricing on net sales in the first quarter of 2022 was 580 to 610 basis points.

From a product standpoint, we have three categories: fasteners, safety supplies, and other product lines, the latter of which includes eight smaller product categories, such as tools, janitorial supplies, and cutting tools. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2023	2022	2023	2022
Fasteners	7.0%	24.6%	33.6%	34.3%
Safety supplies	5.7%	15.3%	20.4%	21.0%
Other	12.4%	14.8%	46.0%	44.7%
Our end markets consist of manufacturing, non-residential construction, and other, the latter of which includes resellers, government/education, and transportation/warehousing. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2023	2022	2023	2022
Manufacturing	14.4%	23.9%	74.6%	71.2%
Non-residential construction	-2.4%	14.1%	9.3%	10.4%
Other	-4.4%	3.2%	16.1%	18.4%
We report our customers in two categories: national accounts, which are customers with a multi-site contract, and non-national accounts, which include large regional customers, small local customers, and government customers. Sales to most of our national account customers grew in the first quarter of 2023 over the prior year, as our sales grew at 82 of our Top 100 national account customers. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2023	2022	2023	2022
National Accounts	13.6%	22.8%	59.2%	57.1%
Non-National Accounts	3.4%	13.0%	40.8%	42.9%
Growth Drivers
•We signed 89 new Onsite locations (defined as dedicated sales and service provided from within, or in proximity to, the customer's facility) in the first quarter of 2023. We had 1,674 active sites on March 31, 2023, which represented an increase of 16.3% from March 31, 2022. Daily sales through our Onsite locations, excluding sales transferred from branches to new Onsites, grew roughly 20% in the first quarter of 2023 over the first quarter of 2022. This growth is due to contributions from Onsites activated and implemented over the last twelve months, as well as continued growth from our older Onsite locations. Our goal for Onsite signings in 2023 remains between 375 to 400.
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

The table below summarizes the signings and installations of, and sales through, our FMI devices.

	Three-month Period
	2023	2022	Change
Weighted FASTBin/FASTVend signings (MEUs)	5,902	5,329	10.8%
Signings per day	92	83
Weighted FASTBin/FASTVend installations (MEUs; end of period)	104,673	94,425	10.9%

FASTStock sales	$236.7	198.5	19.3%
% of sales	12.6%	11.5%
FASTBin/FASTVend sales	$503.7	412.0	22.2%
% of sales	26.8%	23.9%
FMI sales	$740.4	610.5	21.3%
FMI daily sales	$11.6	9.5	21.3%
% of sales	39.4%	35.4%
Our goal for weighted FASTBin and FASTVend device signings in 2023 remains between 23,000 to 25,000 MEUs.
•Our eCommerce business includes sales made through an electronic data interface (EDI), or other types of technical integrations, and through our web verticals. Daily sales through eCommerce grew 48.7% in the first quarter of 2023 and represented 21.9% of our total sales in the period.
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
Our Digital Footprint in the first quarter of 2023 represented 54.1% of our sales, an increase from 47.0% of sales in the first quarter of 2022.
Gross Profit
Our gross profit, as a percentage of net sales, declined to 45.7% in the first quarter of 2023 from 46.6% in the first quarter of 2022. The change in our gross profit percentage primarily reflected four items. First, customer and product mix reduced our gross margin percentage. We experienced relatively strong growth from Onsite customers and non-fastener products, each of which tend to have a lower gross margin percentage than our business as a whole. This impact widened slightly on a sequential basis. Second, lower product margins in certain of our other product categories reduced our gross margin percentage. The combination of elevated costs and normalization of product availability for less frequently sold, often non-standard products where there is less visibility into the supply chain has produced some gross margin pressure. We took actions in the first quarter of 2023 to begin to address these pressures. Third, we had higher organizational/overhead costs, primarily due to higher inbound freight costs and working capital needs being relieved from inventory and generating higher period costs. Fourth, freight expenses were favorable, partially offsetting the negative impacts of mix, product gross margin pressure, and organizational/overhead costs. This favorable impact was from costs related to importing product from overseas suppliers being below prior year levels, the volume of containers being imported from overseas suppliers being lower, and record domestic freight revenue leveraging what are relatively stable costs to support our captive fleet.
Operating Income
Our operating income, as a percentage of net sales, increased to 21.2% in the first quarter of 2023 from 21.0% in the first quarter of 2022. This was due to improved operating expense leverage, which more than offset the decline in our gross profit percentage.
Operating and Administrative Expenses
Our operating and administrative expenses, as a percentage of net sales, fell to 24.6% in the first quarter of 2023 from 25.5% in the first quarter of 2022. This reflected declines, as a percentage of net sales, in employee-related and occupancy-related expenses.

The percentage change in employee-related, occupancy-related, and all other operating and administrative expenses compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Three-month Period
		2023
Employee-related expenses	70% to 75%	4.4%
Occupancy-related expenses	15% to 20%	3.4%
All other operating and administrative expenses	10% to 15%	10.7%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes.
In the first quarter of 2023, our employee-related expenses increased when compared to the first quarter of 2022. We experienced an increase in employee base pay due to higher average FTE during the period and, to a lesser degree, higher average wages. Bonus and commission payments decreased reflecting the impact of slower sales and profit growth versus the prior year. We also experienced higher profit sharing costs.
The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior periods:

			Change Since:		Change Since:
	Q1 2023	Q4 2022	Q4 2022	Q1 2022	Q1 2022
In-market locations (branches & Onsites)	12,219	12,017	1.7%	11,644	4.9%
Non-in-market selling	2,485	2,459	1.1%	2,197	13.1%
Selling subtotal	14,704	14,476	1.6%	13,841	6.2%
Distribution/Transportation	3,029	2,971	2.0%	2,856	6.1%
Manufacturing	714	696	2.6%	656	8.8%
Organizational support personnel (1)	1,815	1,711	6.1%	1,605	13.1%
Non-selling subtotal	5,558	5,378	3.3%	5,117	8.6%
Total	20,262	19,854	2.1%	18,958	6.9%
(1) Organizational support personnel consists of: (1) Sales & Growth Driver Support personnel (35% to 40% of category), which includes sourcing, purchasing, supply chain, product development, etc.; (2) Information Technology personnel (35% to 40% of category); and (3) Administrative Support personnel (25% to 30% of category), which includes human resources, Fastenal School of Business, accounting and finance, senior management, etc.
Occupancy-related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our branches and distribution locations, and (4) industrial vending equipment (we consider the vending equipment, excluding leased locker equipment, to be a logical extension of our in-market operations and classify the depreciation and repair costs as occupancy expenses).
In the first quarter of 2023, our occupancy-related expenses increased when compared to the first quarter of 2022. This increase largely reflects higher costs for FMI hardware as we continue to expand our installed base of such hardware. This was partly offset by slightly lower facility expenses as a result of further branch consolidation and lower utility costs.
All other operating and administrative expenses include: (1) selling-related transportation, (2) information technology (IT) expenses, (3) general corporate expenses, which consists of legal expenses, general insurance expenses, travel and marketing expenses, etc., and (4) sales of property and equipment.
Combined, all other operating and administrative expenses increased in the first quarter of 2023 when compared to the first quarter of 2022. The increase in other operating and administrative expenses relates primarily to higher spending on information technology, increased general insurance costs, and higher spending on travel expenses and supplies. This was only partly offset by lower product movement and fuel costs for our local truck fleet, reduced bad debt expense, and higher profits on sales of assets.

Net Interest Expense
Our net interest expense was $3.5 in the first quarter of 2023, compared to $2.3 in the first quarter of 2022. This increase was due to higher average debt balances and higher average interest rates on those borrowings during the period.
Income Taxes
We recorded income tax expense of $94.6 in the first quarter of 2023, or 24.3% of earnings before income taxes. Income tax expense was $86.1 in the first quarter of 2022, or 24.2% of earnings before income taxes. We believe our ongoing tax rate, absent any discrete tax items or broader changes to tax law, will be approximately 24.5%.
Net Earnings
Our net earnings during the first quarter of 2023 were $295.1, an increase of 9.5% compared to the first quarter of 2022. Our diluted net earnings per share were $0.52 during the first quarter of 2023, which increased from $0.47 during the first quarter of 2022.
Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended March 31:

	Three-month Period
	2023	2022	Change
Net cash provided by operating activities	$388.5	230.0	68.9%
Percentage of net earnings	131.7%	85.3%
Net cash used in investing activities	$31.0	33.2	-6.6%
Percentage of net earnings	10.5%	12.3%
Net cash used in financing activities	$348.9	199.5	74.9%
Percentage of net earnings	118.2%	74.0%
Net Cash Provided by Operating Activities
The improvement in operating cash flow as a percent of net earnings is due to working capital being a source of cash in the first quarter of 2023, versus working capital being a significant use of cash in the first quarter of 2022. Global supply chains have normalized versus the prior year, resulting in a reduction in the amount of working capital necessary to keep on hand to support our customers' growth.
The dollar and percentage change in accounts receivable, net, inventories, and accounts payable as of March 31, 2023 when compared to March 31, 2022 were as follows:

	March 31		Twelve-month Dollar Change	Twelve-month Percentage Change
	2023	2022	2023	2023
Accounts receivable, net	$1,149.8	1,071.6	$78.2	7.3%
Inventories	1,651.9	1,600.8	51.1	3.2%
Trade working capital	$2,801.7	2,672.4	$129.3	4.8%

Accounts payable	$266.8	289.9	$(23.2)	-8.0%
Trade working capital, net	$2,534.9	2,382.5	$152.5	6.4%

Net sales in last three months	$1,859.1	1,704.1	$155.0	9.1%
Note - Amounts may not foot due to rounding difference.
The increase in our accounts receivable balance in the first quarter of 2023 is primarily attributable to two factors. First, our receivables increased as a result of expanding business activity and resulting growth in our customers' sales. Second, we continue to experience a shift in our mix due to relatively stronger growth from national account customers, which tend to carry longer payment terms than our non-national account customers.
The increase in our inventory balance in the first quarter of 2023 is primarily attributable to supporting the improved business activity of our customers. We were able to provide this support even while growing inventory at a slower rate than sales. This reflects the absence of supply disruptions from the prior year that we managed by deepening our inventory, especially imported inventory, and which has allowed us to begin gradually shortening our product ordering cycle.
The decrease in our accounts payable balance in the first quarter of 2023 is primarily attributable to the dissipation of supply disruptions from the prior year. That allowed us to gradually begin to shorten our product ordering cycle and reduce the volume of product purchases in the first quarter of 2023 versus the first quarter of 2022.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased by $2.2 in the first quarter of 2023 when compared to the first quarter of 2022. This was due to slightly lower purchases of property and equipment, net of proceeds from the sale of property and equipment, in the first quarter of 2023 compared to the first quarter of 2022.
Our capital spending will typically fall into six categories: (1) purchases related to industrial vending, (2) purchases of property and equipment related to expansion of and enhancements to distribution centers, (3) spending on software and hardware for our information processing systems, (4) the addition of fleet vehicles, (5) expansion, improvement or investment in certain owned or leased branch properties, and (6) the addition of manufacturing and warehouse equipment. Proceeds from the sales of property and equipment, typically for the planned disposition of pick-up trucks as well as distribution vehicles and trailers in the normal course of business, are netted against these purchases and additions. During the first quarter of 2023, our net capital expenditures (purchases of property and equipment net of proceeds from sales of property and equipment) were $30.9, which is a decrease from $33.1 in the first quarter of 2022.
Cash requirements for capital expenditures were satisfied from cash generated from operations, available cash and cash equivalents, our borrowing capacity, and the proceeds of disposals. During the full year of 2023, we continue to expect our investment in property and equipment, net of proceeds of sales, to be within a range of $210.0 to $230.0, increasing from $162.4 in 2022. This increase reflects primarily: (1) higher property-related spending on upgrades to and investments in automation of certain facilities, the beginning of construction of a distribution center in Utah, and investment in materials to facilitate our branch conversion projects; (2) investments in fleet equipment to support our network of heavy trucks; and (3) an increase in spending on information technology. In addition to capital expenditures, material cash requirements for known contractual obligations include debt and lease obligations which are discussed in more detail earlier in this report in the Notes to Condensed Consolidated Financial Statements and in our 2022 annual report on Form 10-K.
Net Cash Used in Financing Activities
Net cash used in financing activities increased $149.4 in the first quarter of 2023 when compared to the first quarter of 2022. This is primarily related to a reduction in our debt obligations, which reflected strong operating cash generation in the period and, to a lesser degree, an increase in cash used for dividend payments.
During the first quarter of 2023, we returned $199.8 in dividends to our shareholders, compared to the first quarter of 2022 when we returned $178.4 in dividends. We did not repurchase our common stock in either period.
We have authority to purchase up to 6,200,000 additional shares of our common stock under the July 12, 2022 authorization. This authorization does not have an expiration date.
Total debt on our balance sheet was $400.0 at the end of the first quarter of 2023, or 10.9% of total capital (the sum of stockholders' equity and total debt). This compares to $365.0, or 10.4% of total capital, at the end of the first quarter of 2022. This increase is from the repurchase of $237.8 of our common stock over the past twelve months.
An overview of our cash dividends paid or declared in 2023 and 2022 is contained in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates – A discussion of our critical accounting policies and estimates is contained in our 2022 annual report on Form 10-K.
Recently Issued and Adopted Accounting Pronouncements – A description of recently issued and adopted accounting pronouncements, if any, is contained in Note 1 of the Notes to Condensed Consolidated Financial Statements.
Certain Risks and Uncertainties – Certain statements contained in this document do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations and beliefs regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, our strategies, goals, mission and vision, and our expectations related to future capital expenditures, future tax rates, future inventory levels, pricing, Onsite and weighted FMI device signings, the impact of inflation on our cost of goods or operating costs, and the impact of price increases on overall sales growth or margin performance. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments and the challenges of operating in foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, weak acceptance or adoption of our FMI offering or Onsite business models, increased competition in FMI or Onsite, difficulty in maintaining installation quality as our FMI business expands, the leasing to customers of a significant number of additional FMI devices, the failure to meet our goals and expectations regarding branch openings, branch closings, or expansion of our FMI offering or Onsite operations, changes in the implementation objectives of our business strategies, challenges in developing and expanding our digital capabilities, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law or the impact of any such changes on future tax rates, changes in tariffs or the impact of any such changes on our financial results, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, difficulties measuring the contribution of price increases on sales growth, acts of war, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks from changes in foreign currency exchange rates, commodity steel pricing, commodity energy prices, and interest rates. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments, our operations in countries other than the U.S., and earnings denominated in foreign currencies. Historically, our primary exchange rate exposure has been with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material in the first quarter of 2023. We have not historically hedged our foreign currency risk given that exposure to date has not been material. In the first quarter of 2023, changes in foreign currency exchange rates decreased our reported net sales by $12.5 with the estimated effect on our net earnings being immaterial.
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners and related hardware. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers. During the first quarter of 2023, the price of steel as reflected in many market indexes was below the prior year, although in many cases they were above the levels experienced in the fourth quarter of 2022. Due to our long supply chain, changes that we experienced in the first quarter of 2023 do not immediately impact our earnings results. In fact, we were not able to fully compensate for higher costs through higher prices in the first quarter of 2023, resulting in a modestly negative impact to our gross margin percentage in the period. We estimate the effect on our net earnings was immaterial in the first quarter of 2023.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity. As reflected in many market indexes, energy prices during the first quarter of 2023 were generally at or below prior year levels, which contributed to relatively stable costs for fuel consumed in our vehicles and lower utility costs at our facilities. Total direct fuel consumption is a relatively minor cost to the company and, as a result, estimated net earnings exposure related to changes in commodity energy prices was immaterial in the first quarter of 2023.
Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. During the first quarter of 2023, prices for fossil fuels were generally at or below prior year levels. Due to long supply chains, changes that we experienced in the first quarter of 2023 do not immediately impact our earnings results. As a result, in the first quarter of 2023 our estimated net earnings exposure for materials for which fossil fuels are feedstock was immaterial.
Interest rates - Loans under our Credit Facility bear interest at floating rates. As a result, changes in such rates can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase to our floating rate debt in the first quarter of 2023 would have resulted in approximately $0.3 of additional interest expense. A description of our Credit Facility is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the first quarter of 2023:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2023	0	$0.00	0	6,200,000
February 1-28, 2023	0	$0.00	0	6,200,000
March 1-31, 2023	0	$0.00	0	6,200,000
Total	0	$0.00	0	6,200,000

(1)	As of March 31, 2023, we had remaining authority to repurchase 6,200,000 shares under the July 12, 2022 authorization. This authorization does not have an expiration date.
ITEM 6 — EXHIBITS
INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 8-K dated as of April 22, 2019)

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company's Form 8-K dated as of January 17, 2019)

10.1
First Amendment to Amended and Restated Credit Agreement, dated as of January 20, 2023, by and among Fastenal Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent.

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: April 18, 2023	By:	/s/ Holden Lewis
Holden Lewis
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 18, 2023	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Executive Vice President - Chief Accounting Officer and Treasurer
(Duly Authorized Officer and Principal Accounting Officer)