Form 10-Q
period 2023-06-30
FASTENAL CO
filed 2023-07-18
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended June 30, 2023, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 12, 2023, there were approximately 571,333,004 shares of the registrant's common stock outstanding.

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in millions except share information)

	(Unaudited)
Assets	June 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$243.6	230.1
Trade accounts receivable, net of allowance for credit losses of $6.5 and $8.3, respectively	1,171.6	1,013.2
Inventories	1,565.4	1,708.0
Prepaid income taxes	14.7	8.1
Other current assets	141.7	165.4
Total current assets	3,137.0	3,124.8

Property and equipment, net	1,010.3	1,010.0
Operating lease right-of-use assets	263.7	243.0
Other assets	165.8	170.8

Total assets	$4,576.8	4,548.6

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$150.0	201.8
Accounts payable	262.0	255.0
Accrued expenses	229.5	241.1
Current portion of operating lease liabilities	95.1	91.9
Total current liabilities	736.6	789.8

Long-term debt	200.0	353.2
Operating lease liabilities	173.3	155.2
Deferred income taxes	84.3	83.7
Other long-term liabilities	1.8	3.5

Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 800,000,000 shares authorized, 571,288,830 and 570,811,674 shares issued and outstanding, respectively	5.7	5.7
Additional paid-in capital	19.9	3.6
Retained earnings	3,412.1	3,218.7
Accumulated other comprehensive loss	(56.9)	(64.8)
Total stockholders' equity	3,380.8	3,163.2
Total liabilities and stockholders' equity	$4,576.8	4,548.6
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Amounts in millions except earnings per share)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Net sales	$3,742.2	3,482.6	$1,883.1	1,778.6

Cost of sales	2,034.7	1,861.7	1,025.6	951.0
Gross profit	1,707.5	1,620.9	857.5	827.6

Operating and administrative expenses	919.4	879.5	462.6	444.2
Operating income	788.1	741.4	394.9	383.4

Interest income	1.0	0.1	0.6	0.1
Interest expense	(6.8)	(5.0)	(2.9)	(2.8)

Earnings before income taxes	782.3	736.5	392.6	380.7

Income tax expense	189.2	179.8	94.6	93.6

Net earnings	$593.1	556.7	$298.0	287.1

Basic net earnings per share	$1.04	0.97	$0.52	0.50

Diluted net earnings per share	$1.04	0.96	$0.52	0.50

Basic weighted average shares outstanding	571.0	575.5	571.1	575.5

Diluted weighted average shares outstanding	572.8	577.5	572.9	577.4
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Net earnings	$593.1	556.7	$298.0	287.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2023 and 2022)	7.9	(23.7)	3.6	(26.0)
Comprehensive income	$601.0	533.0	$301.6	261.1
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Amounts in millions except per share information)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Common stock
Balance at beginning of period	$5.7	5.8	$5.7	5.8
Balance at end of period	5.7	5.8	5.7	5.8
Additional paid-in capital
Balance at beginning of period	3.6	96.2	11.4	101.6
Stock options exercised	12.5	5.8	6.6	1.9
Purchases of common stock	—	(49.3)	—	(49.3)
Stock-based compensation	3.8	3.0	1.9	1.5
Balance at end of period	19.9	55.7	19.9	55.7
Retained earnings
Balance at beginning of period	3,218.7	2,970.9	3,314.0	3,063.0
Net earnings	593.1	556.7	298.0	287.1
Cash dividends paid	(399.7)	(356.9)	(199.9)	(178.5)
Translation adjustment upon merger of foreign subsidiary	—	0.9	—	—
Balance at end of period	3,412.1	3,171.6	3,412.1	3,171.6
Accumulated other comprehensive income (loss)
Balance at beginning of period	(64.8)	(30.7)	(60.5)	(28.4)
Other comprehensive income (loss)	7.9	(23.7)	3.6	(26.0)
Balance at end of period	(56.9)	(54.4)	(56.9)	(54.4)
Total stockholders' equity	$3,380.8	3,178.7	$3,380.8	3,178.7

Cash dividends paid per share of common stock	$0.70	0.62	$0.35	0.31
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Cash flows from operating activities:
Net earnings	$593.1	556.7	$298.0	287.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	84.0	82.4	42.2	41.2
(Gain) loss on sale of property and equipment	(1.2)	2.3	(0.6)	(1.2)
Bad debt expense	0.2	0.4	1.6	0.7
Deferred income taxes	0.6	0.5	0.3	(0.5)
Stock-based compensation	3.8	3.0	1.9	1.5
Amortization of intangible assets	5.4	5.4	2.7	2.7
Changes in operating assets and liabilities:
Trade accounts receivable	(155.0)	(209.3)	(21.3)	(39.4)
Inventories	145.6	(150.6)	87.9	(74.2)
Other current assets	23.7	58.9	(21.7)	(1.8)
Accounts payable	9.9	58.7	1.4	1.9
Accrued expenses	(11.3)	(29.6)	0.6	0.5
Income taxes	(6.6)	2.0	(90.5)	(67.6)
Other	(1.6)	0.4	(0.4)	0.3
Net cash provided by operating activities	690.6	381.2	302.1	151.2

Cash flows from investing activities:
Purchases of property and equipment	(89.6)	(83.0)	(55.9)	(47.5)
Proceeds from sale of property and equipment	4.8	6.5	2.0	4.1
Other	(0.4)	(0.6)	(0.3)	(0.5)
Net cash used in investing activities	(85.2)	(77.1)	(54.2)	(43.9)

Cash flows from financing activities:
Proceeds from debt obligations	635.0	695.0	405.0	460.0
Payments against debt obligations	(840.0)	(580.0)	(455.0)	(320.0)
Proceeds from exercise of stock options	12.5	5.8	6.6	1.9
Purchases of common stock	—	(49.3)	—	(49.3)
Cash dividends paid	(399.7)	(356.9)	(199.9)	(178.5)
Net cash used in financing activities	(592.2)	(285.4)	(243.3)	(85.9)

Effect of exchange rate changes on cash and cash equivalents	0.3	(7.0)	(0.8)	(7.7)

Net increase in cash and cash equivalents	13.5	11.7	3.8	13.7

Cash and cash equivalents at beginning of period	230.1	236.2	239.8	234.2
Cash and cash equivalents at end of period	$243.6	247.9	$243.6	247.9

Supplemental information:
Cash paid for interest	$8.2	5.0	$3.1	2.7
Net cash paid for income taxes	$193.7	175.4	$184.0	160.2
Leased assets obtained in exchange for new operating lease liabilities	$64.3	55.6	$38.4	31.7
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2023 and 2022
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
Disaggregation of Revenue
Our revenues related to the following geographic areas were as follows for the periods ended June 30:

	Six-month Period		Three-month Period
	2023	2022	2023	2022
United States	$3,130.4	2,928.4	$1,571.7	1,496.7
% of revenues	83.6%	84.1%	83.5%	84.2%
Canada and Mexico	498.8	438.4	254.9	225.0
% of revenues	13.3%	12.6%	13.5%	12.7%
North America	3,629.2	3,366.8	1,826.6	1,721.7
% of revenues	96.9%	96.7%	97.0%	96.9%
All other foreign countries	113.0	115.8	56.5	56.9
% of revenues	3.1%	3.3%	3.0%	3.1%
Total revenues	$3,742.2	3,482.6	$1,883.1	1,778.6

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2023 and 2022
(Unaudited)
The percentages of our sales by end market were as follows for the periods ended June 30:

	Six-month Period		Three-month Period
	2023	2022	2023	2022
Manufacturing	74.7%	71.5%	74.8%	71.8%
Non-residential construction	9.2%	10.5%	9.2%	10.7%
Other	16.1%	18.0%	16.0%	17.5%
	100.0%	100.0%	100.0%	100.0%
The percentages of our sales by product line were as follows for the periods ended June 30:

		Six-month Period		Three-month Period
Type	Introduced	2023	2022	2023	2022
Fasteners (1)	1967	33.1%	34.4%	32.6%	34.6%
Tools	1993	8.5%	8.2%	8.5%	8.2%
Cutting tools	1996	5.4%	5.0%	5.5%	5.0%
Hydraulics & pneumatics	1996	6.7%	6.6%	6.8%	6.7%
Material handling	1996	5.6%	5.7%	5.6%	5.7%
Janitorial supplies	1996	8.2%	7.9%	8.3%	8.0%
Electrical supplies	1997	4.6%	4.3%	4.7%	4.3%
Welding supplies	1997	4.1%	3.8%	4.1%	3.8%
Safety supplies	1999	20.5%	20.7%	20.7%	20.3%
Other		3.3%	3.4%	3.2%	3.4%
		100.0%	100.0%	100.0%	100.0%
(1) The fasteners product line represents fasteners and miscellaneous supplies.
(3) Stockholders' Equity
Dividends
On July 12, 2023, our board of directors declared a quarterly dividend of $0.35 per share of common stock to be paid in cash on August 24, 2023 to shareholders of record at the close of business on July 27, 2023.
The following table presents the cash dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2023	2022
First quarter	$0.35	$0.31
Second quarter	0.35	0.31
Third quarter	0.35	0.31
Fourth quarter		0.31
Total	$1.05	$1.24

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2023 and 2022
(Unaudited)
Stock Options
The following tables summarize the details of options granted under our stock option plans that were outstanding as of June 30, 2023, and the assumptions used to value those grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise Price	Closing Stock Price on Date of Grant	June 30, 2023
Date of Grant				Options Outstanding	Options Exercisable
January 3, 2023	1,071,943	$48.00	$47.400	1,046,851	70,562
January 3, 2022	713,438	$62.00	$61.980	656,520	53,355
January 4, 2021	741,510	$48.00	$47.650	637,416	234,203
January 2, 2020	902,263	$38.00	$37.230	727,427	370,152
January 2, 2019	1,316,924	$26.00	$25.705	862,003	534,009
January 2, 2018	1,087,936	$27.50	$27.270	636,123	506,029
January 3, 2017	1,529,578	$23.50	$23.475	627,243	523,609
April 19, 2016	1,690,880	$23.00	$22.870	446,559	386,293
April 21, 2015	1,786,440	$21.00	$20.630	212,347	212,347
Total	10,840,912			5,852,489	2,890,559

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 3, 2023	4.0%	5.00	2.6%	29.58%	$11.62
January 3, 2022	1.3%	5.00	1.7%	28.52%	$13.68
January 4, 2021	0.4%	5.00	2.0%	29.17%	$9.57
January 2, 2020	1.7%	5.00	2.4%	25.70%	$6.81
January 2, 2019	2.5%	5.00	2.9%	23.96%	$4.40
January 2, 2018	2.2%	5.00	2.3%	23.45%	$5.02
January 3, 2017	1.9%	5.00	2.6%	24.49%	$4.20
April 19, 2016	1.3%	5.00	2.6%	26.34%	$4.09
April 21, 2015	1.3%	5.00	2.7%	26.84%	$3.68
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the six-month periods ended June 30, 2023 and 2022 was $3.8 and $3.0, respectively, while the second quarter of 2023 and 2022 was $1.9 and $1.5, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of June 30, 2023 was $20.6 and is expected to be recognized over a weighted average period of 4.49 years. Any future changes in estimated forfeitures will impact this amount.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2023 and 2022
(Unaudited)
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings per share calculation because they were anti-dilutive:

	Six-month Period		Three-month Period
Reconciliation	2023	2022	2023	2022
Basic weighted average shares outstanding	571,033,444	575,510,253	571,138,039	575,462,097
Weighted shares assumed upon exercise of stock options	1,724,032	1,998,786	1,752,121	1,940,124
Diluted weighted average shares outstanding	572,757,476	577,509,039	572,890,160	577,402,221

	Six-month Period		Three-month Period
Summary of Anti-dilutive Options Excluded	2023	2022	2023	2022
Options to purchase shares of common stock	2,244,555	1,350,936	1,866,320	1,354,464
Weighted average exercise prices of options	$52.17	55.20	$52.96	55.22
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
(4) Income Taxes
We file income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. We are no longer subject to income tax examinations by taxing authorities for taxable years before 2019 in the case of United States federal examinations, and with limited exception, before 2017 in the case of foreign, state, and local examinations. During the first six months of 2023, there were no material changes in unrecognized tax benefits.
(5) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases was approximately $94.6. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2023 and 2022
(Unaudited)
(6) Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	Average Interest Rate at June 30, 2023		Debt Outstanding
		Maturity Date	June 30, 2023	December 31, 2022
Unsecured revolving credit facility	6.10%	September 28, 2027	$90.0	225.0
Senior unsecured promissory notes payable, Series C	3.22%	March 1, 2024	60.0	60.0
Senior unsecured promissory notes payable, Series D	2.66%	May 15, 2025	75.0	75.0
Senior unsecured promissory notes payable, Series E	2.72%	May 15, 2027	50.0	50.0
Senior unsecured promissory notes payable, Series F	1.69%	June 24, 2023	—	70.0
Senior unsecured promissory notes payable, Series G	2.13%	June 24, 2026	25.0	25.0
Senior unsecured promissory notes payable, Series H	2.50%	June 24, 2030	50.0	50.0
Total			350.0	555.0
Less: Current portion of debt			(150.0)	(201.8)
Long-term debt			$200.0	353.2

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation			$32.7	36.3
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
Senior Unsecured Promissory Notes Payable
We have issued senior unsecured promissory notes under our master note agreement (the Master Note Agreement) in the aggregate principal amount of $260.0 as of June 30, 2023. Our aggregate borrowing capacity under the Master Note Agreement is $900.0; however, none of the institutional investors party to that agreement are committed to purchase notes thereunder. There is no amortization of these notes prior to their maturity date and interest is payable quarterly. The notes currently issued under our Master Note Agreement, including the maturity date and fixed interest rate per annum of each series of note, are contained in the table above. The Master Note Agreement contains certain financial and other covenants and we are currently in compliance with these covenants.
(7) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2022 annual report on Form 10-K in Note 10 of the Notes to Consolidated Financial Statements. As of June 30, 2023, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2023 and 2022
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
Business
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of more than 3,300 in-market locations. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes sales of products for both original equipment manufacturing (OEM), where our products are consumed in the final products of our customers, and manufacturing, repair and operations (MRO), where our products are consumed to support the facilities and ongoing operations of our customers. The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, oil exploration companies, oil production and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our branches, Onsite locations, and customers are primarily located in North America, though we continue to grow our non-North American presence as well.
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
Executive Overview
The following table presents a performance summary of our results of operations for the six-month and three-month periods ended June 30, 2023 and 2022.

	Six-month Period			Three-month Period
	2023	2022	Change	2023	2022	Change
Net sales	$3,742.2	3,482.6	7.5%	$1,883.1	1,778.6	5.9%
Business days	128	128		64	64
Daily sales	$29.2	27.2	7.5%	$29.4	27.8	5.9%
Gross profit	$1,707.5	1,620.9	5.3%	$857.5	827.6	3.6%
% of net sales	45.6%	46.5%		45.5%	46.5%
Operating and administrative expenses	$919.4	879.5	4.5%	$462.6	444.2	4.1%
% of net sales	24.6%	25.3%		24.6%	25.0%
Operating income	$788.1	741.4	6.3%	$394.9	383.4	3.0%
% of net sales	21.1%	21.3%		21.0%	21.6%
Earnings before income taxes	$782.3	736.5	6.2%	$392.6	380.7	3.1%
% of net sales	20.9%	21.2%		20.9%	21.4%
Net earnings	$593.1	556.7	6.6%	$298.0	287.1	3.8%
Diluted net earnings per share	$1.04	0.96	7.4%	$0.52	0.50	4.6%

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

			Change Since:		Change Since:		Change Since:
	Q2 2023	Q1 2023	Q1 2023	Q4 2022	Q4 2022	Q2 2022	Q2 2022
In-market locations - absolute employee headcount	13,668	13,668	0.0%	13,410	1.9%	13,134	4.1%
In-market locations - FTE employee headcount	12,380	12,219	1.3%	12,017	3.0%	12,039	2.8%
Total absolute employee headcount	22,913	22,820	0.4%	22,386	2.4%	21,629	5.9%
Total FTE employee headcount	20,631	20,262	1.8%	19,854	3.9%	19,523	5.7%

Number of branch locations	1,635	1,660	-1.5%	1,683	-2.9%	1,737	-5.9%
Number of active Onsite locations	1,728	1,674	3.2%	1,623	6.5%	1,501	15.1%
Number of in-market locations	3,363	3,334	0.9%	3,306	1.7%	3,238	3.9%
Weighted FMI devices (MEU installed count)	107,115	104,673	2.3%	102,151	4.9%	96,872	10.6%
During the last twelve months, we increased our total FTE employee headcount by 1,108. This reflects an increase in our in-market and non-in-market selling FTE employee headcount of 655 to support growth in the marketplace and sales initiatives targeting customer acquisition. We had an increase in our distribution center FTE employee headcount of 181 to support increased product throughput at our facilities and to expand our local inventory fulfillment terminals (LIFTs). We had an increase in our remaining FTE employee headcount of 272 that relates primarily to personnel investments in information technology, manufacturing, and operational support, such as purchasing and product development.
The table below summarizes the number of branches opened and closed, net of conversions, as well as the number of Onsites activated and closed, net of conversions during the periods presented.

	Six-month Period		Three-month Period
	2023	2022	2023	2022
Branch openings	5	8	3	2
Branch closures, net of conversions	(53)	(64)	(28)	(25)

Onsite activations	173	138	89	81
Onsite closures, net of conversions	(68)	(53)	(35)	(20)
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

SECOND QUARTER OF 2023 VERSUS SECOND QUARTER OF 2022
Results of Operations
The following table sets forth condensed consolidated statement of earnings information (as a percentage of net sales) for the periods ended June 30:

	Three-month Period
	2023	2022
Net sales	100.0%	100.0%
Gross profit	45.5%	46.5%
Operating and administrative expenses	24.6%	25.0%
Operating income	21.0%	21.6%
Net interest expense	-0.1%	-0.2%
Earnings before income taxes	20.9%	21.4%

Note – Amounts may not foot due to rounding difference.
Sales
The table below sets forth net sales and daily sales for the periods ended June 30, and changes in such sales from the prior period to the more recent period:

	Three-month Period
	2023	2022
Net sales	$1,883.1	1,778.6
Percentage change	5.9%	18.0%
Business days	64	64
Daily sales	$29.4	27.8
Percentage change	5.9%	18.0%
Daily sales impact of currency fluctuations	-0.4%	-0.5%
Net sales increased $104.6, or 5.9%, in the second quarter of 2023 when compared to the second quarter of 2022. The number of business days were the same in both periods. We experienced higher unit sales in the second quarter of 2023 that contributed to the increase in net sales in the period. This was primarily due to growth at our Onsite locations, particularly those opened in the last two years, which more than offset lower revenues in construction and reseller end markets related to the execution of our go-to-market branch strategy. Foreign exchange negatively affected sales in the second quarter of 2023 by approximately 40 basis points.
The impact of product pricing on net sales in the second quarter of 2023 was 190 to 220 basis points compared to the second quarter of 2022. This largely reflects the impact of general inflationary conditions in the marketplace over the past twelve months and the carryover of targeted actions taken in the first quarter of 2023 to address gross margin pressure for non-fastener and non-safety products. The impact of product pricing on net sales in the second quarter of 2022 was 660 to 690 basis points.
From a product standpoint, we have three categories: fasteners, safety supplies, and other product lines, the latter of which includes eight smaller product categories, such as tools, janitorial supplies, and cutting tools. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2023	2022	2023	2022
Fasteners	0.0%	21.2%	32.6%	34.6%
Safety supplies	7.9%	13.8%	20.7%	20.3%
Other	9.8%	17.0%	46.7%	45.1%

Our end markets consist of manufacturing, non-residential construction, and other, the latter of which includes resellers, government/education, and transportation/warehousing. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2023	2022	2023	2022
Manufacturing	10.4%	23.1%	74.8%	71.8%
Non-residential construction	-8.8%	10.8%	9.2%	10.7%
Other	-3.2%	4.7%	16.0%	17.5%
We report our customers in two categories: national accounts, which are customers with a multi-site contract, and non-national accounts, which include large regional customers, small local customers, and government customers. Sales to most of our national account customers grew in the second quarter of 2023 over the prior year, as our sales grew at 73 of our Top 100 national account customers. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2023	2022	2023	2022
National Accounts	10.3%	22.9%	59.3%	57.3%
Non-National Accounts	0.2%	12.2%	40.7%	42.7%
Growth Drivers
•We signed 86 new Onsite locations (defined as dedicated sales and service provided from within, or in proximity to, the customer's facility) in the second quarter of 2023, resulting in 175 year-to-date signings of new Onsite locations. We had 1,728 active sites on June 30, 2023, which represented an increase of 15.1% from June 30, 2022. Daily sales through our Onsite locations, excluding sales transferred from branches to new Onsites, grew at a high-teens rate in the second quarter of 2023 over the second quarter of 2022. This growth is due to contributions from Onsites activated and implemented in 2022 and 2023, as well as continued growth from our older Onsite locations. Based on the signings in the first six months of 2023, we currently expect to sign approximately 350 new Onsite locations for the full year of 2023, which is adjusted from our original goal of 375 to 400.
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

The table below summarizes the signings and installations of, and sales through, our FMI devices.

	Three-month Period
	2023	2022	Change
Weighted FASTBin/FASTVend signings (MEUs)	6,794	5,490	23.8%
Signings per day	106	86
Weighted FASTBin/FASTVend installations (MEUs; end of period)	107,115	96,872	10.6%

FASTStock sales	$237.7	207.3	14.7%
% of sales	12.5%	11.5%
FASTBin/FASTVend sales	$520.6	433.3	20.2%
% of sales	27.3%	24.1%
FMI sales	$758.3	640.6	18.4%
FMI daily sales	$11.8	10.0	18.4%
% of sales	39.8%	35.6%
Our goal for weighted FASTBin and FASTVend device signings in 2023 remains between 23,000 to 25,000 MEUs.
•Our eCommerce business includes sales made through an electronic data interface (EDI), or other types of technical integrations, and through our web verticals. Daily sales through eCommerce grew 44.7% in the second quarter of 2023 and represented 23.3% of our total sales in the period.
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
Our Digital Footprint in the second quarter of 2023 represented 55.3% of our sales, an increase from 47.9% of sales in the second quarter of 2022.
Gross Profit
Our gross profit, as a percentage of net sales, declined to 45.5% in the second quarter of 2023 from 46.5% in the second quarter of 2022. The change in our gross profit percentage primarily reflected three items. First, customer and product mix reduced our gross profit percentage. We continued to experience relatively strong growth from Onsite customers and non-fastener products, each of which tend to have a lower gross profit percentage than our business as a whole. This impact widened on a sequential basis. Second, we had higher organizational/overhead costs, primarily due to higher inbound freight costs and working capital needs being relieved from inventory and generating higher period costs. Third, freight expenses were favorable, partially offsetting the negative impacts of mix and organizational/overhead costs. This favorable impact reflects record domestic freight revenue leveraging what are relatively stable costs to support our captive fleet, lower expenses related to external freight providers, and lower fuel costs. The impact of price/cost was immaterial to our gross profit percentage in the second quarter of 2023.
Operating Income
Our operating income, as a percentage of net sales, decreased to 21.0% in the second quarter of 2023 from 21.6% in the second quarter of 2022. The operating leverage we achieved in the second quarter of 2023 was not sufficient to offset the decline in our gross profit percentage.

Operating and Administrative Expenses
Our operating and administrative expenses, as a percentage of net sales, improved to 24.6% in the second quarter of 2023 from 25.0% in the second quarter of 2022. This reflected a decline, as a percentage of net sales, in employee-related expenses partly offset by an increase, as a percentage of net sales, in occupancy-related expenses.
The percentage change in employee-related, occupancy-related, and all other operating and administrative expenses compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Three-month Period
		2023
Employee-related expenses	70% to 75%	2.5%
Occupancy-related expenses	15% to 20%	9.5%
All other operating and administrative expenses	10% to 15%	7.3%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes.
In the second quarter of 2023, our employee-related expenses increased when compared to the second quarter of 2022. We experienced an increase in employee base pay due to higher average FTE during the period and, to a lesser degree, higher average wages. Bonus and commission payments decreased reflecting the impact of slower sales and profit growth versus the prior year. We also experienced higher healthcare-related costs.
The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior periods:

			Change Since:		Change Since:
	Q2 2023	Q1 2023	Q1 2023	Q2 2022	Q2 2022
In-market locations (branches & Onsites)	12,380	12,219	1.3%	12,039	2.8%
Non-in-market selling	2,613	2,485	5.2%	2,299	13.7%
Selling subtotal	14,993	14,704	2.0%	14,338	4.6%
Distribution/Transportation	3,053	3,029	0.8%	2,872	6.3%
Manufacturing	723	714	1.3%	672	7.6%
Organizational support personnel (1)	1,862	1,815	2.6%	1,641	13.5%
Non-selling subtotal	5,638	5,558	1.4%	5,185	8.7%
Total	20,631	20,262	1.8%	19,523	5.7%
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
In the second quarter of 2023, our occupancy-related expenses increased when compared to the second quarter of 2022. This increase largely reflects higher costs for FMI hardware as we continue to expand our installed base of such hardware, higher facility costs, including utilities, and higher maintenance expenses.
All other operating and administrative expenses include: (1) selling-related transportation, (2) information technology (IT) expenses, (3) general corporate expenses, which consists of legal expenses, general insurance expenses, travel and marketing expenses, etc., and (4) sales of property and equipment.
Combined, all other operating and administrative expenses increased in the second quarter of 2023 when compared to the second quarter of 2022. The increase in other operating and administrative expenses relates primarily to higher spending on information technology and expenses for travel and supplies. This was partly offset by lower fuel costs related to our local truck fleet.

Net Interest Expense
Our net interest expense was $2.3 in the second quarter of 2023, compared to $2.7 in the second quarter of 2022. Lower average borrowings over the period were only partially offset by higher average interest rates paid on those borrowings.
Income Taxes
We recorded income tax expense of $94.6 in the second quarter of 2023, or 24.1% of earnings before income taxes. Income tax expense was $93.6 in the second quarter of 2022, or 24.6% of earnings before income taxes. We believe our ongoing tax rate, absent any discrete tax items or broader changes to tax law, will be approximately 24.5%.
Net Earnings
Our net earnings during the second quarter of 2023 were $298.0, an increase of 3.8% compared to the second quarter of 2022. Our diluted net earnings per share were $0.52 during the second quarter of 2023, which increased from $0.50 during the second quarter of 2022.
Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended June 30:

	Three-month Period
	2023	2022	Change
Net cash provided by operating activities	$302.1	151.2	99.8%
Percentage of net earnings	101.4%	52.7%
Net cash used in investing activities	$54.2	43.9	23.5%
Percentage of net earnings	18.2%	15.3%
Net cash used in financing activities	$243.3	85.9	183.2%
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $150.9 in the second quarter of 2023 when compared to the second quarter of 2022. The improvement in operating cash flow, as a percent of net earnings, reflects working capital being a reduced use of cash in the second quarter of 2023 relative to the second quarter of 2022. Global supply chains have normalized versus the prior year, which has reduced the rate of working capital expansion necessary to support our customers' growth.
The dollar and percentage change in accounts receivable, net, inventories, and accounts payable as of June 30, 2023 when compared to June 30, 2022 were as follows:

	June 30		Twelve-month Dollar Change	Twelve-month Percentage Change
	2023	2022	2023	2023
Accounts receivable, net	$1,171.6	1,103.9	$67.7	6.1%
Inventories	1,565.4	1,665.2	(99.8)	-6.0%
Trade working capital	$2,737.0	2,769.1	$(32.1)	-1.2%

Accounts payable	$262.0	291.8	$(29.9)	-10.2%
Trade working capital, net	$2,475.0	2,477.3	$(2.2)	-0.1%

Net sales in last three months	$1,883.1	1,778.6	$104.6	5.9%
Note - Amounts may not foot due to rounding difference.
The increase in our accounts receivable balance in the second quarter of 2023 is primarily attributable to two factors. First, our receivables increased as a result of growth in sales to our customers. Second, we continue to experience a shift in our mix due to relatively stronger growth from national account customers, which tend to carry longer payment terms than our non-national account customers. These factors were partly offset by improved receivables quality.
The decrease in our inventory balance in the second quarter of 2023 is primarily attributable to the absence of supply disruptions from the prior year. Our response at the time was to deepen our inventory as a means of maintaining high service to our customers, particularly for imported inventory. Dissipation of these disruptions has allowed us to shorten our product ordering cycle.

The decrease in our accounts payable balance in the second quarter of 2023 is primarily attributable to the dissipation of supply disruptions from the prior year. That allowed us to gradually begin to shorten our product ordering cycle and reduce the volume of product purchases in the second quarter of 2023 versus the second quarter of 2022.
Net Cash Used in Investing Activities
Net cash used in investing activities increased by $10.3 in the second quarter of 2023 when compared to the second quarter of 2022. This was due to higher net capital expenditures (purchases of property and equipment, net of proceeds from sales of property and equipment) in the second quarter of 2023 compared to the second quarter of 2022.
Our capital spending will typically fall into six categories: (1) purchases related to industrial vending, (2) purchases of property and equipment related to expansion of and enhancements to distribution centers, (3) spending on software and hardware for our information processing systems, (4) the addition of fleet vehicles, (5) expansion, improvement or investment in certain owned or leased branch properties, and (6) the addition of manufacturing and warehouse equipment. Proceeds from the sales of property and equipment, typically for the planned disposition of pick-up trucks as well as distribution vehicles and trailers in the normal course of business, are netted against these purchases and additions. During the second quarter of 2023, our net capital expenditures were $53.9, which is an increase from $43.4 in the second quarter of 2022.
Cash requirements for capital expenditures were satisfied from cash generated from operations, available cash and cash equivalents, our borrowing capacity, and the proceeds of disposals. During the full year of 2023, we continue to expect our investment in property and equipment, net of proceeds from sales, to be within a range of $210.0 to $230.0, increasing from $162.4 in 2022. This increase for the full year of 2023 reflects primarily: (1) higher property-related spending on upgrades to and investments in automation of certain facilities, the beginning of construction of a distribution center in Utah, and investment in materials to facilitate our branch conversion projects; (2) investments in fleet equipment to support our network of heavy trucks; and (3) an increase in spending on information technology. We expect our spending to trend toward the low end of this range as a result of generally slower business activity.
Net Cash Used in Financing Activities
Net cash used in financing activities increased $157.4 in the second quarter of 2023 when compared to the second quarter of 2022. This is primarily related to a reduction in our debt obligations, versus an increase in our debt obligations in the second quarter of 2022, which reflected strong operating cash generation in the period. This more than offset a reduction in the second quarter of 2023 of total capital returned to shareholders compared to the second quarter of 2022.
During the second quarter of 2023, we returned $199.9 to our shareholders in the form of dividends, compared to the second quarter of 2022 when we returned $227.8 to our shareholders in the form of dividends ($178.5) and purchases of our common stock ($49.3).
During the second quarter of 2023, we did not repurchase any of our common stock. During the second quarter of 2022, we purchased 1,000,000 shares of our common stock at an average price of approximately $49.29 per share.
We have authority to purchase up to 6,200,000 additional shares of our common stock under the July 12, 2022 authorization. This authorization does not have an expiration date.
Total debt on our balance sheet was $350.0 at the end of the second quarter of 2023, or 9.4% of total capital (the sum of stockholders' equity and total debt). This compares to $505.0, or 13.7% of total capital, at the end of the second quarter of 2022. This decrease is due to applying operating cash generation to the reduction of total borrowings on the balance sheet.
Our material cash requirements for known contractual obligations include capital expenditures, debt, and lease obligations, which are discussed in more detail earlier in this report in the Notes to Condensed Consolidated Financial Statements and in our 2022 annual report on Form 10-K.
An overview of our cash dividends paid or declared in 2023 and 2022 is contained in Note 3 of the Notes to Condensed Consolidated Financial Statements.

SIX MONTHS ENDED JUNE 30, 2023 VERSUS SIX MONTHS ENDED JUNE 30, 2022
Results of Operations
The following table sets forth condensed consolidated statement of earnings information (as a percentage of net sales) for the periods ended June 30:

	Six-month Period
	2023	2022
Net sales	100.0%	100.0%
Gross profit	45.6%	46.5%
Operating and administrative expenses	24.6%	25.3%
Operating income	21.1%	21.3%
Net interest expense	-0.2%	-0.1%
Earnings before income taxes	20.9%	21.2%

Note – Amounts may not foot due to rounding difference.
Sales
The table below sets forth net sales and daily sales for the periods ended June 30, and changes in such sales from the prior period to the more recent period:

	Six-month Period
	2023	2022
Net sales	$3,742.2	3,482.6
Percentage change	7.5%	19.1%
Business days	128	128
Daily sales	$29.2	27.2
Percentage Change	7.5%	18.1%
Daily sales impact of currency fluctuations	-0.5%	-0.3%
Net sales increased $259.6, or 7.5%, in the first six months of 2023 when compared to the first six months of 2022. The number of business days were the same in both periods. We experienced higher unit sales during the period that contributed to the increase in net sales in the period. This was primarily due to growth at our Onsite locations, particularly those opened in the last two years, which more than offset lower revenues in construction and reseller end markets related to the execution of our go-to-market branch strategy. Foreign exchange negatively affected sales in the first six months of 2023 by approximately 50 basis points. We estimate that adverse weather reduced our growth by approximately 10 basis points during the six-month period.
The overall impact of product pricing on net sales was 240 to 270 basis points during the first six months of 2023. This reflects the carryover of broad actions taken in the first quarter of 2022 and targeted actions taken in the first quarter of 2023 to mitigate the effects of higher transportation and material costs for our products as well as the impact of general inflationary conditions in the marketplace over the past twelve months. The impact of product pricing on net sales was 620 to 650 basis points during the first six months of 2022.
From a product standpoint, we have three categories: fasteners, safety supplies, and other product lines, the latter of which includes eight smaller product categories, such as tools, janitorial supplies, and cutting tools. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Six-month Period		% of Sales Six-month Period
	2023	2022	2023	2022
Fasteners	3.4%	22.8%	33.1%	34.4%
Safety supplies	6.8%	14.5%	20.5%	20.7%
Other	11.1%	15.9%	46.4%	44.9%

Our end markets consist of manufacturing, non-residential construction, and other, the latter of which includes resellers, government/education, and transportation/warehousing. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Six-month Period		% of Sales Six-month Period
	2023	2022	2023	2022
Manufacturing	12.3%	23.5%	74.7%	71.5%
Non-residential construction	-5.7%	12.3%	9.2%	10.5%
Other	-3.8%	3.9%	16.1%	18.0%
We report our customers in two categories: national accounts, which are customers with a multi-site contract, and non-national accounts, which include large regional customers, small local customers, and government customers. Sales to most of our national account customers grew in the first six months of 2023 over the prior year, as our sales grew at 76 of our Top 100 national account customers. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Six-month Period		% of Sales Six-month Period
	2023	2022	2023	2022
National Accounts	12.0%	22.8%	59.3%	57.2%
Non-National Accounts	1.8%	12.6%	40.7%	42.8%
Growth Drivers
The table below summarizes the signings and installations of, and sales through, our FMI devices.

	Six-month Period
	2023	2022	Change
Weighted FASTBin/FASTVend signings (MEUs)	12,695	10,818	17.4%
Signings per day	99	85
Weighted FASTBin/FASTVend installations (MEUs; end of period)	107,115	96,872	10.6%

FASTStock sales	$474.4	405.8	16.9%
% of sales	12.5%	11.5%
FASTBin/FASTVend sales	$1,024.3	845.3	21.2%
% of sales	27.0%	24.0%
FMI sales	$1,498.7	1,251.1	19.8%
FMI daily sales	$11.7	9.8	19.8%
% of sales	39.6%	35.5%
Daily sales through eCommerce grew 46.5% in the first six months of 2023 and represented 22.6% of our total revenues in the period.
Our Digital Footprint in the first six months of 2023 represented 54.7% of our sales, an increase from 47.5% of sales in the first six months of 2022.

Gross Profit
In the first six months of 2023, our gross profit, as a percentage of net sales, declined to 45.6% from 46.5% in the first six months of 2022. The change in our gross profit percentage primarily reflected four items. First, customer and product mix reduced our gross profit percentage. We continued to experience relatively strong growth from Onsite customers and non-fastener products, each of which tend to have a lower gross profit percentage than our business as a whole. This impact widened on a sequential basis. Second, we had higher organizational/overhead costs, primarily due to higher inbound freight costs and working capital needs being relieved from inventory and generating higher period costs. Third, lower product margins in certain of our other products, a result of elevated costs and supply chain normalization for products with lower supply chain visibility, produced some gross profit margin pressure. Fourth, freight expenses were favorable, partially offsetting the negative impacts of mix, organizational/overhead costs, and price/cost. This was from shipping costs related to importing product from overseas suppliers being below prior year levels, the reduced volume of containers being imported from overseas suppliers, and record domestic freight revenue leveraging what are relatively stable costs to support our captive fleet.
Operating Income
Our operating income, as a percentage of net sales, declined to 21.1% in the first six months of 2023 from 21.3% in the first six months of 2022. The operating leverage we achieved in the second quarter of 2023 was not sufficient to offset the decline in our gross profit percentage.
Operating and Administrative Expenses
Our operating and administrative expenses, as a percentage of net sales, improved to 24.6% in the first six months of 2023 from 25.3% in the first six months of 2022. This is due to a decline, as a percentage of net sales, in payroll-related expenses.
The percentage change in employee-related, occupancy-related, and all other operating and administrative expenses compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Six-month Period
		2023
Employee-related expenses	70% to 75%	3.4%
Occupancy-related expenses	15% to 20%	6.3%
All other operating and administrative expenses	10% to 15%	8.9%
In the first six months of 2023, our employee-related expenses increased when compared to the first six months of 2022. We experienced an increase in employee base pay due to higher average FTE and average wages during the period. Bonus and commission payments decreased reflecting the impact of slower sales and profit growth versus the prior year. We also experienced higher healthcare costs and, to a lesser degree, profit sharing costs.
The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior period:

			Change Since:
	Q2 2023	Q4 2022	Q4 2022
In-market locations (branches & Onsites)	12,380	12,017	3.0%
Non-in-market selling	2,613	2,459	6.3%
Selling subtotal	14,993	14,476	3.6%
Distribution/Transportation	3,053	2,971	2.8%
Manufacturing	723	696	3.9%
Organizational support personnel (1)	1,862	1,711	8.8%
Non-selling subtotal	5,638	5,378	4.8%
Total	20,631	19,854	3.9%
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

In the first six months of 2023, our occupancy-related expenses increased when compared to the first six months of 2022. This was primarily related to an increase in expenses for FMI technology to support growth in our business, as well as higher costs to maintain and upgrade facility equipment.
Combined, all other operating and administrative expenses increased in the first six months of 2023 when compared to the first six months of 2022. The increase in other operating and administrative expenses relates primarily to higher spending on information technology, expenses for travel and supplies, and higher general insurance costs. This was partly offset by lower fuel costs related to our local truck fleet.
Net Interest Expense
Our net interest expense was $5.8 in the first six months of 2023, compared to $4.9 in the first six months of 2022. This increase was due to slightly lower average borrowings during the period being more than offset by higher average interest rates paid on those borrowings.
Income Taxes
We recorded income tax expense of $189.2 in the first six months of 2023, or 24.2% of earnings before income taxes. Income tax expense was $179.8 in the first six months of 2022, or 24.4% of earnings before income taxes.
Net Earnings
Our net earnings during the first six months of 2023 were $593.1, an increase of 6.6% when compared to the first six months of 2022. Our diluted net earnings per share were $1.04 during the first six months of 2023, which increased from $0.96 during the first six months of 2022.
Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended June 30:

	Six-month Period
	2023	2022	Change
Net cash provided by operating activities	$690.6	381.2	81.2%
Percentage of net earnings	116.4%	68.5%
Net cash used in investing activities	$85.2	77.1	10.5%
Percentage of net earnings	14.4%	13.8%
Net cash used in financing activities	$592.2	285.4	107.5%
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased by $309.4 in the first six months of 2023 when compared to the first six months of 2022. The improvement in operating cash flow, as a percent of net earnings, reflects working capital being a reduced use of cash in the first six months of 2023 relative to the first six months of 2022. Global supply chains have normalized versus the prior year, which has reduced the rate of working capital expansion necessary to support our customers' growth.
Net Cash Used in Investing Activities
Net cash used in investing activities increased by $8.1 in the first six months of 2023 when compared to the first six months of 2022. This was primarily due to a slight decline in proceeds from sales of property and equipment in the first six months of 2023 compared to in the first six months of 2022.
During the first six months of 2023, our net capital expenditures were $84.8, which is an increase from $76.5 in the first six months of 2022. During the full year of 2023, we continue to expect our investment in property and equipment, net of proceeds from sales, to be within a range of $210.0 to $230.0, increasing from $162.4 in 2022. This increase for the full year of 2023 reflects primarily: (1) higher property-related spending on upgrades to and investments in automation of certain facilities, the beginning of construction of a distribution center in Utah, and investment in materials to facilitate our branch conversion projects; (2) investments in fleet equipment to support our network of heavy trucks; and (3) an increase in spending on information technology. We expect our spending to trend toward the low end of this range as a result of generally slower business activity.

Net Cash Used in Financing Activities
Net cash used in financing activities increased by $306.8 in the first six months of 2023 when compared to the first six months of 2022. This is primarily related to a reduction in our debt obligations, versus an increase in our debt obligations in the first six months of 2022, which reflected strong operating cash generation in the period.
During the first six months of 2023, we returned $399.7 to our shareholders in the form of dividends, compared to the first six months of 2022 when we returned $406.2 to our shareholders in the form of dividends ($356.9) and purchases of our common stock ($49.3).
During the first six months of 2023, we did not repurchase any of our common stock. During the first six months of 2022, we purchased 1,000,000 shares of our common stock at an average price of approximately $49.29 per share.
Critical Accounting Policies and Estimates – A discussion of our critical accounting policies and estimates is contained in our 2022 annual report on Form 10-K.
Recently Issued and Adopted Accounting Pronouncements – A description of recently issued and adopted accounting pronouncements, if any, is contained in Note 1 of the Notes to Condensed Consolidated Financial Statements.
Certain Risks and Uncertainties – Certain statements contained in this document do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations and beliefs regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, our strategies, goals, mission and vision, our expectations related to future capital expenditures, future tax rates, future inventory levels, pricing, Onsite and weighted FMI device signings, the impact of inflation on our cost of goods or operating costs, the impact of price increases on overall sales growth or margin performance, and our ability to grow our business through the enhancement of sales through our Digital Footprint. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments and the challenges of operating in foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, weak acceptance or adoption of our FMI offering or Onsite business models, increased competition in FMI or Onsite, difficulty in maintaining installation quality as our FMI business expands, the leasing to customers of a significant number of additional FMI devices, the failure to meet our goals and expectations regarding branch openings, branch closings, or expansion of our FMI offering or Onsite operations, changes in the implementation objectives of our business strategies, challenges in developing and expanding our digital capabilities, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law or the impact of any such changes on future tax rates, changes in tariffs or the impact of any such changes on our financial results, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, difficulties measuring the contribution of price increases on sales growth, acts of war, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks from changes in foreign currency exchange rates, commodity steel pricing, commodity energy prices, and interest rates. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments, our operations in countries other than the U.S., and earnings denominated in foreign currencies. Historically, our primary exchange rate exposure has been with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material in the first six months of 2023. We have not historically hedged our foreign currency risk given that exposure to date has not been material. In the first six months of 2023, changes in foreign currency exchange rates decreased our reported net sales by $19.9 with the estimated effect on our net earnings being immaterial.
Commodity steel pricing – We buy and sell various types of steel products; these products consist primarily of different types of threaded fasteners and related hardware. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers. During the first six months of 2023, the price of steel as reflected in many market indexes was below the prior year. Due to our long supply chain, changes in the cost of steel can take a number of quarters to be reflected in our financial results. Further, the cost of the raw material is generally a small part of the total value of the steel products that we sell, which can also diminish the impact of cost changes for the raw material. We estimate the effect on our net earnings was immaterial in the first six months of 2023.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity. As reflected in many market indexes, energy prices during the first six months of 2023 were generally below prior year levels, which contributed to lower costs for fuel consumed in our vehicles and lower utility costs at our facilities. Total direct fuel consumption is a relatively minor cost to the company and, as a result, estimated net earnings exposure related to changes in commodity energy prices was immaterial in the first six months of 2023.
Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. During the first six months of 2023, prices for fossil fuels were generally below prior year levels. The cost of the raw material is generally a small part of the total value of the products that we sell, which can diminish the impact of cost changes for the raw material. As a result, our estimated net earnings exposure for materials for which fossil fuels are feedstock was immaterial in the first six months of 2023.
Interest rates - Loans under our Credit Facility bear interest at floating rates. As a result, changes in such rates can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase to our floating rate debt in the first six months of 2023 would have resulted in approximately $0.5 of additional interest expense. A description of our Credit Facility is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the second quarter of 2023:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2023	0	$0.00	0	6,200,000
May 1-31, 2023	0	$0.00	0	6,200,000
June 1-30, 2023	0	$0.00	0	6,200,000
Total	0	$0.00	0	6,200,000

(1)	As of June 30, 2023, we had remaining authority to repurchase 6,200,000 shares under the July 12, 2022 authorization. This authorization does not have an expiration date.
ITEM 6 — EXHIBITS
INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 8-K dated as of April 22, 2019)

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company's Form 8-K dated as of January 17, 2019)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: July 18, 2023	By:	/s/ Holden Lewis
Holden Lewis
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 18, 2023	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Executive Vice President - Chief Accounting Officer and Treasurer
(Duly Authorized Officer and Principal Accounting Officer)