Form 10-Q
period 2023-09-30
FASTENAL CO
filed 2023-10-17
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended September 30, 2023, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 11, 2023, there were approximately 571,413,165 shares of the registrant's common stock outstanding.

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in millions except share information)

	(Unaudited)
Assets	September 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$297.5	230.1
Trade accounts receivable, net of allowance for credit losses of $6.6 and $8.3, respectively	1,171.0	1,013.2
Inventories	1,513.8	1,708.0
Prepaid income taxes	15.3	8.1
Other current assets	150.0	165.4
Total current assets	3,147.6	3,124.8

Property and equipment, net	1,011.7	1,010.0
Operating lease right-of-use assets	274.0	243.0
Other assets	163.3	170.8

Total assets	$4,596.6	4,548.6

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$60.0	201.8
Accounts payable	275.1	255.0
Accrued expenses	235.8	241.1
Current portion of operating lease liabilities	97.0	91.9
Total current liabilities	667.9	789.8

Long-term debt	200.0	353.2
Operating lease liabilities	181.9	155.2
Deferred income taxes	79.3	83.7
Other long-term liabilities	0.9	3.5

Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 800,000,000 shares authorized, 571,404,311 and 570,811,674 shares issued and outstanding, respectively	5.7	5.7
Additional paid-in capital	24.6	3.6
Retained earnings	3,507.8	3,218.7
Accumulated other comprehensive loss	(71.5)	(64.8)
Total stockholders' equity	3,466.6	3,163.2
Total liabilities and stockholders' equity	$4,596.6	4,548.6
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Amounts in millions except earnings per share)

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Net sales	$5,588.1	5,285.0	$1,845.9	1,802.4

Cost of sales	3,033.0	2,837.6	998.3	975.9
Gross profit	2,555.1	2,447.4	847.6	826.5

Operating and administrative expenses	1,380.2	1,326.7	460.9	447.3
Operating income	1,174.9	1,120.7	386.7	379.2

Interest income	1.8	0.4	0.8	0.2
Interest expense	(8.9)	(9.3)	(2.1)	(4.1)

Earnings before income taxes	1,167.8	1,111.8	385.4	375.3

Income tax expense	279.2	270.5	89.9	90.7

Net earnings	$888.6	841.3	$295.5	284.6

Basic net earnings per share	$1.56	1.46	$0.52	0.50

Diluted net earnings per share	$1.55	1.46	$0.52	0.50

Basic weighted average shares outstanding	571.1	574.7	571.4	573.0

Diluted weighted average shares outstanding	572.9	576.6	573.1	574.7
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Net earnings	$888.6	841.3	$295.5	284.6
Other comprehensive loss, net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2023 and 2022)	(6.7)	(56.4)	(14.6)	(32.7)
Comprehensive income	$881.9	784.9	$280.9	251.9
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Amounts in millions except per share information)

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Common stock
Balance at beginning of period	$5.7	5.8	$5.7	5.8
Balance at end of period	5.7	5.8	5.7	5.8
Additional paid-in capital
Balance at beginning of period	3.6	96.2	19.9	55.7
Stock options exercised	15.4	7.8	2.9	2.0
Purchases of common stock	—	(105.6)	—	(56.3)
Stock-based compensation	5.6	4.4	1.8	1.4
Balance at end of period	24.6	2.8	24.6	2.8
Retained earnings
Balance at beginning of period	3,218.7	2,970.9	3,412.1	3,171.6
Net earnings	888.6	841.3	295.5	284.6
Cash dividends paid	(599.5)	(534.4)	(199.8)	(177.5)
Translation adjustment upon merger of foreign subsidiary	—	0.9	—	—
Purchases of common stock	—	(39.0)	—	(39.0)
Balance at end of period	3,507.8	3,239.7	3,507.8	3,239.7
Accumulated other comprehensive loss
Balance at beginning of period	(64.8)	(30.7)	(56.9)	(54.4)
Other comprehensive loss	(6.7)	(56.4)	(14.6)	(32.7)
Balance at end of period	(71.5)	(87.1)	(71.5)	(87.1)
Total stockholders' equity	$3,466.6	3,161.2	$3,466.6	3,161.2

Cash dividends paid per share of common stock	$1.05	0.93	$0.35	0.31
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Cash flows from operating activities:
Net earnings	$888.6	841.3	$295.5	284.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	126.1	123.8	42.1	41.4
(Gain) loss on sale of property and equipment	(2.7)	1.2	(1.5)	(1.1)
Bad debt expense (recoveries)	1.4	(0.9)	1.2	(1.3)
Deferred income taxes	(4.4)	4.3	(5.0)	3.8
Stock-based compensation	5.6	4.4	1.8	1.4
Amortization of intangible assets	8.0	8.1	2.6	2.7
Changes in operating assets and liabilities:
Trade accounts receivable	(159.5)	(222.9)	(4.5)	(13.6)
Inventories	191.7	(176.9)	46.1	(26.3)
Other current assets	15.4	15.9	(8.3)	(43.0)
Accounts payable	21.7	44.1	11.8	(14.6)
Accrued expenses	(4.7)	(15.9)	6.6	13.7
Income taxes	(7.2)	5.3	(0.6)	3.3
Other	(1.3)	7.3	0.3	6.9
Net cash provided by operating activities	1,078.7	639.1	388.1	257.9

Cash flows from investing activities:
Purchases of property and equipment	(136.5)	(131.0)	(46.9)	(48.0)
Proceeds from sale of property and equipment	8.8	10.1	4.0	3.6
Other	(0.5)	(0.7)	(0.1)	(0.1)
Net cash used in investing activities	(128.2)	(121.6)	(43.0)	(44.5)

Cash flows from financing activities:
Proceeds from debt obligations	790.0	1,390.0	155.0	695.0
Payments against debt obligations	(1,085.0)	(1,225.0)	(245.0)	(645.0)
Proceeds from exercise of stock options	15.4	7.8	2.9	2.0
Purchases of common stock	—	(144.6)	—	(95.3)
Cash dividends paid	(599.5)	(534.4)	(199.8)	(177.5)
Net cash used in financing activities	(879.1)	(506.2)	(286.9)	(220.8)

Effect of exchange rate changes on cash and cash equivalents	(4.0)	(16.0)	(4.3)	(9.0)

Net increase (decrease) in cash and cash equivalents	67.4	(4.7)	53.9	(16.4)

Cash and cash equivalents at beginning of period	230.1	236.2	243.6	247.9
Cash and cash equivalents at end of period	$297.5	231.5	$297.5	231.5

Supplemental information:
Cash paid for interest	$10.3	9.2	$2.1	4.2
Net cash paid for income taxes	$288.0	257.3	$94.3	81.9
Leased assets obtained in exchange for new operating lease liabilities	$96.3	74.0	$32.0	18.4
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2023 and 2022
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
Disaggregation of Revenue
Our revenues related to the following geographic areas were as follows for the periods ended September 30:

	Nine-month Period		Three-month Period
	2023	2022	2023	2022
United States	$4,675.0	4,445.1	$1,544.6	1,516.7
% of revenues	83.7%	84.1%	83.7%	84.1%
Canada and Mexico	744.5	666.5	245.7	228.1
% of revenues	13.3%	12.6%	13.3%	12.7%
North America	5,419.5	5,111.6	1,790.3	1,744.8
% of revenues	97.0%	96.7%	97.0%	96.8%
All other foreign countries	168.6	173.4	55.6	57.6
% of revenues	3.0%	3.3%	3.0%	3.2%
Total revenues	$5,588.1	5,285.0	$1,845.9	1,802.4

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2023 and 2022
(Unaudited)
The percentages of our sales by end market were as follows for the periods ended September 30:

	Nine-month Period		Three-month Period
	2023	2022	2023	2022
Manufacturing	74.6%	72.0%	74.3%	72.9%
Non-residential construction	9.2%	10.4%	9.1%	10.2%
Other	16.2%	17.6%	16.6%	16.9%
	100.0%	100.0%	100.0%	100.0%
The percentages of our sales by product line were as follows for the periods ended September 30:

		Nine-month Period		Three-month Period
Type	Introduced	2023	2022	2023	2022
Fasteners (1)	1967	32.8%	34.3%	32.1%	34.1%
Tools	1993	8.5%	8.3%	8.5%	8.4%
Cutting tools	1996	5.3%	5.0%	5.2%	5.0%
Hydraulics & pneumatics	1996	6.7%	6.6%	6.7%	6.6%
Material handling	1996	5.6%	5.7%	5.6%	5.6%
Janitorial supplies	1996	8.3%	8.0%	8.5%	8.1%
Electrical supplies	1997	4.6%	4.4%	4.6%	4.5%
Welding supplies	1997	4.1%	3.8%	4.0%	3.9%
Safety supplies	1999	20.8%	20.6%	21.4%	20.5%
Other		3.3%	3.3%	3.4%	3.3%
		100.0%	100.0%	100.0%	100.0%
(1) The fasteners product line represents fasteners and miscellaneous supplies.
(3) Stockholders' Equity
Dividends
On October 11, 2023, our board of directors declared a quarterly dividend of $0.35 per share of common stock to be paid in cash on November 24, 2023 to shareholders of record at the close of business on October 26, 2023.
The following table presents the cash dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2023	2022
First quarter	$0.35	$0.31
Second quarter	0.35	0.31
Third quarter	0.35	0.31
Fourth quarter	0.35	0.31
Total	$1.40	$1.24

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2023 and 2022
(Unaudited)
Stock Options
The following tables summarize the details of options granted under our stock option plans that were outstanding as of September 30, 2023, and the assumptions used to value those grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise Price	Closing Stock Price on Date of Grant	September 30, 2023
Date of Grant				Options Outstanding	Options Exercisable
January 3, 2023	1,071,943	$48.00	$47.400	1,023,837	70,562
January 3, 2022	713,438	$62.00	$61.980	630,718	53,355
January 4, 2021	741,510	$48.00	$47.650	623,549	228,275
January 2, 2020	902,263	$38.00	$37.230	709,736	361,582
January 2, 2019	1,316,924	$26.00	$25.705	836,512	520,618
January 2, 2018	1,087,936	$27.50	$27.270	614,407	491,475
January 3, 2017	1,529,578	$23.50	$23.475	615,307	515,809
April 19, 2016	1,690,880	$23.00	$22.870	401,641	343,901
April 21, 2015	1,786,440	$21.00	$20.630	189,501	189,501
Total	10,840,912			5,645,208	2,775,078

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 3, 2023	4.0%	5.00	2.6%	29.58%	$11.62
January 3, 2022	1.3%	5.00	1.7%	28.52%	$13.68
January 4, 2021	0.4%	5.00	2.0%	29.17%	$9.57
January 2, 2020	1.7%	5.00	2.4%	25.70%	$6.81
January 2, 2019	2.5%	5.00	2.9%	23.96%	$4.40
January 2, 2018	2.2%	5.00	2.3%	23.45%	$5.02
January 3, 2017	1.9%	5.00	2.6%	24.49%	$4.20
April 19, 2016	1.3%	5.00	2.6%	26.34%	$4.09
April 21, 2015	1.3%	5.00	2.7%	26.84%	$3.68
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the nine-month periods ended September 30, 2023 and 2022 was $5.6 and $4.4, respectively, while the third quarter of 2023 and 2022 was $1.8 and $1.4, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of September 30, 2023 was $18.6 and is expected to be recognized over a weighted average period of 4.31 years. Any future changes in estimated forfeitures will impact this amount.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2023 and 2022
(Unaudited)
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings per share calculation because they were anti-dilutive:

	Nine-month Period		Three-month Period
Reconciliation	2023	2022	2023	2022
Basic weighted average shares outstanding	571,145,110	574,667,188	571,368,442	573,019,381
Weighted shares assumed upon exercise of stock options	1,726,310	1,912,011	1,731,267	1,724,550
Diluted weighted average shares outstanding	572,871,420	576,579,199	573,099,709	574,743,931

	Nine-month Period		Three-month Period
Summary of Anti-dilutive Options Excluded	2023	2022	2023	2022
Options to purchase shares of common stock	1,831,551	1,343,160	1,598,463	1,340,567
Weighted average exercise prices of options	$53.05	55.23	$53.65	55.22
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
(4) Income Taxes
We file income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. We are no longer subject to income tax examinations by taxing authorities for taxable years before 2020 in the case of United States federal examinations, and with limited exception, before 2017 in the case of foreign, state, and local examinations. During the third quarter of 2023, the liability for unrecognized tax benefits decreased $3.9 due to the lapse of statute of limitations, of which, $3.8 impacted the effective tax rate. There were no material changes in unrecognized tax benefits during the first half of 2023.
(5) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases was approximately $109.0. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2023 and 2022
(Unaudited)
(6) Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	Average Interest Rate at September 30, 2023		Debt Outstanding
		Maturity Date	September 30, 2023	December 31, 2022
Unsecured revolving credit facility	6.35%	September 28, 2027	$—	225.0
Senior unsecured promissory notes payable, Series C	3.22%	March 1, 2024	60.0	60.0
Senior unsecured promissory notes payable, Series D	2.66%	May 15, 2025	75.0	75.0
Senior unsecured promissory notes payable, Series E	2.72%	May 15, 2027	50.0	50.0
Senior unsecured promissory notes payable, Series F	1.69%	June 24, 2023	—	70.0
Senior unsecured promissory notes payable, Series G	2.13%	June 24, 2026	25.0	25.0
Senior unsecured promissory notes payable, Series H	2.50%	June 24, 2030	50.0	50.0
Total			260.0	555.0
Less: Current portion of debt			(60.0)	(201.8)
Long-term debt			$200.0	353.2

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation			$32.7	36.3
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
Senior Unsecured Promissory Notes Payable
We have issued senior unsecured promissory notes under our master note agreement (the Master Note Agreement) in the aggregate principal amount of $260.0 as of September 30, 2023. Our aggregate borrowing capacity under the Master Note Agreement is $900.0; however, none of the institutional investors party to that agreement are committed to purchase notes thereunder. There is no amortization of these notes prior to their maturity date and interest is payable quarterly. The notes currently issued under our Master Note Agreement, including the maturity date and fixed interest rate per annum of each series of note, are contained in the table above. The Master Note Agreement contains certain financial and other covenants and we are currently in compliance with these covenants.
(7) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2022 annual report on Form 10-K in Note 10 of the Notes to Consolidated Financial Statements. As of September 30, 2023, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2023 and 2022
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
Business
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of approximately 3,400 in-market locations. Most of our customers are in the manufacturing and non-residential construction markets. The manufacturing market includes sales of products for both original equipment manufacturing (OEM), where our products are consumed in the final products of our customers, and manufacturing, repair and operations (MRO), where our products are consumed to support the facilities and ongoing operations of our customers. The non-residential construction market includes general, electrical, plumbing, sheet metal, and road contractors. Other users of our products include farmers, truckers, railroads, oil exploration companies, oil production and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our branches, Onsite locations, and customers are primarily located in North America, though we continue to grow our non-North American presence as well.
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
Executive Overview
The following table presents a performance summary of our results of operations for the nine-month and three-month periods ended September 30, 2023 and 2022.

	Nine-month Period			Three-month Period
	2023	2022	Change	2023	2022	Change
Net sales	$5,588.1	5,285.0	5.7%	$1,845.9	1,802.4	2.4%
Business days	191	192		63	64
Daily sales	$29.3	27.5	6.3%	$29.3	28.2	4.0%
Gross profit	$2,555.1	2,447.4	4.4%	$847.6	826.5	2.6%
% of net sales	45.7%	46.3%		45.9%	45.9%
Operating and administrative expenses	$1,380.2	1,326.7	4.0%	$460.9	447.3	3.0%
% of net sales	24.7%	25.1%		25.0%	24.8%
Operating income	$1,174.9	1,120.7	4.8%	$386.7	379.2	2.0%
% of net sales	21.0%	21.2%		21.0%	21.0%
Earnings before income taxes	$1,167.8	1,111.8	5.0%	$385.4	375.3	2.7%
% of net sales	20.9%	21.0%		20.9%	20.8%
Net earnings	$888.6	841.3	5.6%	$295.5	284.6	3.8%
Diluted net earnings per share	$1.55	1.46	6.3%	$0.52	0.50	4.1%

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

			Change Since:		Change Since:		Change Since:
	Q3 2023	Q2 2023	Q2 2023	Q4 2022	Q4 2022	Q3 2022	Q3 2022
Total selling personnel - absolute employee headcount	16,261	16,302	-0.3%	15,898	2.3%	15,662	3.8%
Total selling personnel - FTE employee headcount	14,750	14,993	-1.6%	14,476	1.9%	14,284	3.3%
Total personnel - absolute employee headcount	22,862	22,913	-0.2%	22,386	2.1%	22,025	3.8%
Total personnel - FTE employee headcount	20,284	20,631	-1.7%	19,854	2.2%	19,519	3.9%

Number of branch locations	1,615	1,635	-1.2%	1,683	-4.0%	1,716	-5.9%
Number of active Onsite locations	1,778	1,728	2.9%	1,623	9.6%	1,567	13.5%
Number of in-market locations	3,393	3,363	0.9%	3,306	2.6%	3,283	3.4%
Weighted FMI devices (MEU installed count)	110,191	107,115	2.9%	102,151	7.9%	99,409	10.8%
During the last twelve months, we increased our total FTE employee headcount by 765. This reflects an increase in our total FTE selling personnel of 466 to support growth in the marketplace and sales initiatives targeting customer acquisition. We had an increase in our distribution and transportation FTE personnel of 95 to support increased product throughput at our facilities and to expand our local inventory fulfillment terminals (LIFTs). We had an increase in our remaining FTE personnel of 204 that relates primarily to personnel investments in information technology, manufacturing, and operational support, such as purchasing and product development.
The table below summarizes the number of branches opened and closed, net of conversions, as well as the number of Onsites activated and closed, net of conversions during the periods presented.

	Nine-month Period		Three-month Period
	2023	2022	2023	2022
Branch openings	8	11	3	3
Branch closures, net of conversions	(76)	(88)	(23)	(24)

Onsite activations	252	230	79	92
Onsite closures, net of conversions	(97)	(79)	(29)	(26)
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

THIRD QUARTER OF 2023 VERSUS THIRD QUARTER OF 2022
Results of Operations
The following table sets forth condensed consolidated statement of earnings information (as a percentage of net sales) for the periods ended September 30:

	Three-month Period
	2023	2022
Net sales	100.0%	100.0%
Gross profit	45.9%	45.9%
Operating and administrative expenses	25.0%	24.8%
Operating income	21.0%	21.0%
Net interest expense	-0.1%	-0.2%
Earnings before income taxes	20.9%	20.8%

Note – Amounts may not foot due to rounding difference.
Sales
The table below sets forth net sales and daily sales for the periods ended September 30, and changes in such sales from the prior period to the more recent period:

	Three-month Period
	2023	2022
Net sales	$1,845.9	1,802.4
Percentage change	2.4%	16.0%
Business days	63	64
Daily sales	$29.3	28.2
Percentage change	4.0%	16.0%
Daily sales impact of currency fluctuations	-0.1%	-0.6%
Net sales increased $43.5, or 2.4%, in the third quarter of 2023 when compared to the third quarter of 2022. There was one fewer selling day in the quarter relative to the prior year period and, taking this into consideration, our net daily sales growth increased 4.0% in the third quarter of 2023 compared to the third quarter of 2022. We experienced higher unit sales in the third quarter of 2023 that was primarily due to growth at our Onsite locations, particularly those opened in the last two years. This more than offset the impact of softer end market demand on our manufacturing customers and lower revenues to construction and reseller customers. Foreign exchange negatively affected sales in the third quarter of 2023 by approximately 10 basis points.
The impact of product pricing on net sales in the third quarter of 2023 was modestly positive, consistent with historical trends, as compared to the impact of product pricing on net sales in the third quarter of 2022 of 550 to 580 basis points. Incremental pricing actions over the past twelve months have been of modest scope, resulting in mostly stable price levels through the third quarter of 2023.

From a product standpoint, we have three categories: fasteners, safety supplies, and other products, the latter of which includes eight smaller product categories, such as tools, janitorial supplies, and cutting tools. We experienced increasing divergence in the performance of our fastener versus our non-fastener product lines in the third quarter of 2023, which we believe relates to two factors. First, fasteners are more heavily oriented toward production of final goods than maintenance, which results in greater susceptibility to weaker manufacturing end markets. Second, pricing for fasteners has decelerated at a faster pace than non-fastener products. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2023	2022	2023	2022
Fasteners	-2.0%	18.2%	32.1%	34.1%
Safety supplies	9.2%	12.4%	21.4%	20.5%
Other	6.8%	15.4%	46.5%	45.4%
Our end markets consist of manufacturing, non-residential construction, reseller, and other, the latter of which includes government/education and transportation/warehousing. We continued to experience a significant divergence in the performance of our manufacturing end market versus our non-manufacturing end markets in the third quarter of 2023. We are growing relatively faster with key account customers, particularly Onsites, with significant managed spend where our service model and technology is particularly impactful, which disproportionately benefits manufacturing customers. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2023	2022	2023	2022
Heavy manufacturing	9.0%	25.4%	43.2%	41.3%
Other manufacturing	2.5%	19.1%	31.1%	31.6%
Non-residential construction	-7.2%	5.2%	9.1%	10.2%
Reseller	-6.9%	3.7%	5.8%	6.5%
Other end markets	8.1%	-4.3%	10.8%	10.4%
We report our customers in two categories: national accounts, which are customers with a multi-site contract, and non-national accounts, which include large regional customers, small local customers, and government customers. We continued to experience a significant divergence in the performance of our national account customers versus our non-national account customers, which relates to the relative growth of our sales through Onsite locations and larger, key accounts. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2023	2022	2023	2022
National accounts	8.6%	20.8%	60.8%	58.0%
Non-national accounts	-1.9%	9.9%	39.2%	42.0%
Growth Drivers
•We signed 93 new Onsite locations (defined as dedicated sales and service provided from within, or in proximity to, the customer's facility) in the third quarter of 2023, resulting in 268 year-to-date signings of new Onsite locations. We had 1,778 active sites on September 30, 2023, which represented an increase of 13.5% from September 30, 2022. Daily sales through our Onsite locations, excluding sales transferred from branches to new Onsites, grew at a low double-digit rate in the third quarter of 2023 over the third quarter of 2022. This growth is primarily due to contributions from Onsites activated and implemented in 2022 and 2023. Based on the signings in the first nine months of 2023, we currently expect to sign approximately 350 new Onsite locations for the full year of 2023.

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
The table below summarizes the signings and installations of, and sales through, our FMI devices.

	Three-month Period
	2023	2022	Change
Weighted FASTBin/FASTVend signings (MEUs)	5,969	5,187	15.1%
Signings per day	95	81
Weighted FASTBin/FASTVend installations (MEUs; end of period)	110,191	99,409	10.8%

FASTStock sales	$234.2	215.9	8.5%
% of sales	12.5%	11.8%
FASTBin/FASTVend sales	$526.2	456.9	15.2%
% of sales	28.2%	25.1%
FMI sales	$760.4	672.8	13.0%
FMI daily sales	$12.1	10.5	14.8%
% of sales	40.7%	36.9%
Our goal for weighted FASTBin and FASTVend device signings in 2023 remains between 23,000 to 25,000 MEUs.
•Our eCommerce business includes sales made through an electronic data interface (EDI), or other types of technical integrations, and through our web verticals. Daily sales through eCommerce grew 41.3% in the third quarter of 2023 and represented 24.5% of our total sales in the period.
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
Our Digital Footprint in the third quarter of 2023 represented 57.1% of our sales, an increase from 49.5% of sales in the third quarter of 2022.
Gross Profit
Our gross profit, as a percentage of net sales, was unchanged at 45.9% in the third quarter of 2023 from 45.9% in the third quarter of 2022. Customer and product mix had a negative effect on our gross profit percentage. We continued to experience relatively strong growth from Onsite customers and non-fastener products, each of which tend to have a lower gross profit percentage than our business as a whole. This was offset by a number of favorable variables. First, we continue to experience favorable freight costs, which reflects elevated domestic freight revenue leveraging what are relatively stable costs to support our captive fleet, lower expenses related to external freight providers, and lower fuel costs. Second, in the third quarter of 2022 we had a $3.4 write-down of pandemic-related gloves that did not recur in the third quarter of 2023. Third, we experienced slightly positive price-cost. This reflects moderating product costs, as we took no meaningful pricing actions in the period, and an easy comparison, as it largely recaptures the price-cost deficit experienced in the third quarter of 2022.

Operating Income
Our operating income, as a percentage of net sales, was unchanged at 21.0% in the third quarter of 2023 from 21.0% in the third quarter of 2022.
Operating and Administrative Expenses
Our operating and administrative expenses, as a percentage of net sales, increased to 25.0% in the third quarter of 2023 from 24.8% in the third quarter of 2022. This largely reflects an increase, as a percentage of net sales, in other operating and administrative expenses. Our ability to leverage was adversely impacted by slow sales growth, which made it difficult to leverage spending on certain business initiatives and investments. Our ability to leverage was also limited by having one less selling day in the third quarter of 2023 than we had in the third quarter of 2022, as most of our operating expenses will not vary based on the number of selling days in a given period.
The percentage change in employee-related, occupancy-related, and all other operating and administrative expenses compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Three-month Period
		2023
Employee-related expenses	70% to 75%	1.6%
Occupancy-related expenses	15% to 20%	3.7%
All other operating and administrative expenses	10% to 15%	11.0%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes.
In the third quarter of 2023, our employee-related expenses increased when compared to the third quarter of 2022. We experienced an increase in employee base pay due to higher average FTE during the period and, to a lesser degree, higher average wages. We also experienced higher healthcare-related costs. This was partly offset by bonus and commission payments declining to reflect the impact of slower sales and profit growth versus the prior year.
The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior periods:

			Change Since:		Change Since:
	Q3 2023	Q2 2023	Q2 2023	Q3 2022	Q3 2022
Total selling personnel (1)	14,750	14,993	-1.6%	14,284	3.3%
Distribution/Transportation personnel	2,984	3,053	-2.3%	2,889	3.3%
Manufacturing personnel	704	723	-2.6%	671	4.9%
Organizational support personnel (1)	1,846	1,862	-0.9%	1,675	10.2%
Total personnel	20,284	20,631	-1.7%	19,519	3.9%
(1) Of our Total Selling Personnel, 80%-85% are attached to a specific in-market location. Organizational support personnel consists of: (1) Sales & Growth Driver Support personnel (approximately 35% of category), which includes sourcing, purchasing, supply chain, product development, etc.; (2) Information Technology personnel (35% to 40% of category); and (3) Administrative Support personnel (25% to 30% of category), which includes human resources, Fastenal School of Business, accounting and finance, senior management, etc.
Occupancy-related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our branches and distribution locations, and (4) industrial vending equipment and bins utilized as part of our FMI services (we consider this hardware to be a logical extension of our in-market operations and classify the depreciation and repair costs as occupancy expenses).
In the third quarter of 2023, our occupancy-related expenses increased when compared to the third quarter of 2022. We continue to experience rising rent costs for our buildings due to inflation and upsizing of branches. At the same time, slowing in the pace of branch closings is resulting in a moderating level of incremental cost reduction to offset these increases. We also had higher costs for FMI hardware as we continue to expand our installed base of such hardware.
All other operating and administrative expenses include: (1) selling-related transportation, (2) information technology (IT) expenses, (3) general corporate expenses, which consists of legal expenses, general insurance expenses, travel and marketing expenses, etc., and (4) sales of property and equipment.

Combined, all other operating and administrative expenses increased in the third quarter of 2023 when compared to the third quarter of 2022. The increase in other operating and administrative expenses relates primarily to higher spending on information technology, higher bad debt expense, and higher general insurance costs.
Net Interest Expense
Our net interest expense was $1.3 in the third quarter of 2023, compared to $3.9 in the third quarter of 2022. We had higher interest income, reflecting higher cash balances through the period and higher rates paid on those balances. We also had lower interest expense, reflecting lower average borrowings through the period, as well as slightly lower average interest rates.
Income Taxes
We recorded income tax expense of $89.9 in the third quarter of 2023, or 23.4% of earnings before income taxes. During the third quarter of 2023, the liability for unrecognized tax benefits decreased $3.9 due to the lapse of statute of limitations, of which $3.8 impacted the effective tax rate. Income tax expense was $90.7 in the third quarter of 2022, or 24.2% of earnings before income taxes. We believe our ongoing tax rate, absent any discrete tax items or broader changes to tax law, will be approximately 24.5%.
Net Earnings
Our net earnings during the third quarter of 2023 were $295.5, an increase of 3.8% compared to the third quarter of 2022. Our diluted net earnings per share were $0.52 during the third quarter of 2023, which increased from $0.50 during the third quarter of 2022.
Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended September 30:

	Three-month Period
	2023	2022	Change
Net cash provided by operating activities	$388.1	257.9	50.5%
Percentage of net earnings	131.3%	90.6%
Net cash used in investing activities	$43.0	44.5	-3.4%
Percentage of net earnings	14.6%	15.6%
Net cash used in financing activities	$286.9	220.8	29.9%
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $130.2 in the third quarter of 2023 when compared to the third quarter of 2022. The improvement in operating cash flow, as a percent of net earnings, reflects working capital being a source of cash in the third quarter of 2023, as opposed to a use of cash in the third quarter of 2022. This reflects the normalization of global supply chains versus the prior year and, to a lesser degree, slower business activity, which combine to reduce the rate of working capital expansion necessary to support our customers' growth.
The dollar and percentage change in accounts receivable, net, inventories, and accounts payable as of September 30, 2023 when compared to September 30, 2022 were as follows:

	September 30		Twelve-month Dollar Change	Twelve-month Percentage Change
	2023	2022	2023	2023
Accounts receivable, net	$1,171.0	1,110.6	$60.3	5.4%
Inventories	1,513.8	1,678.1	(164.3)	-9.8%
Trade working capital	$2,684.8	2,788.7	$(104.0)	-3.7%

Accounts payable	$275.1	277.2	$(2.0)	-0.7%
Trade working capital, net	$2,409.7	2,511.5	$(101.9)	-4.1%

Net sales in last three months	$1,845.9	1,802.4	$43.5	2.4%
Note - Amounts may not foot due to rounding difference.

The increase in our accounts receivable balance in the third quarter of 2023 is primarily attributable to two factors. First, our receivables increased as a result of growth in sales to our customers. Second, we continue to experience a shift in our mix due to relatively stronger growth from national account customers, which tend to carry longer payment terms than our non-national account customers.
The decrease in our inventory balance in the third quarter of 2023 is primarily attributable to the absence of supply disruptions from the prior year. Our response at the time was to deepen our inventory as a means of maintaining high service to our customers, particularly for imported inventory. Dissipation of these disruptions has allowed us to shorten our product ordering cycle. It is also likely that slower business activity is reducing the level of inventory our customers require us to maintain to meet their production needs.
The decrease in our accounts payable balance in the third quarter of 2023 is primarily attributable to the dissipation of supply disruptions from the prior year. That allowed us to gradually begin to shorten our product ordering cycle and reduce the volume of product purchases in the third quarter of 2023 versus the third quarter of 2022.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased by $1.5 in the third quarter of 2023 when compared to the third quarter of 2022. This was due to lower net capital expenditures (purchases of property and equipment, net of proceeds from sales of property and equipment) in the third quarter of 2023 compared to the third quarter of 2022.
Our capital spending will typically fall into six categories: (1) purchases related to industrial vending, (2) purchases of property and equipment related to expansion of and enhancements to distribution centers, (3) spending on software and hardware for our information processing systems, (4) the addition of fleet vehicles, (5) expansion, improvement or investment in certain owned or leased branch properties, and (6) the addition of manufacturing and warehouse equipment. Proceeds from the sales of property and equipment, typically for the planned disposition of pick-up trucks as well as distribution vehicles and trailers in the normal course of business, are netted against these purchases and additions. During the third quarter of 2023, our net capital expenditures were $42.9, which is a decrease from $44.4 in the third quarter of 2022.
Cash requirements for capital expenditures were satisfied from cash generated from operations, available cash and cash equivalents, our borrowing capacity, and the proceeds of disposals. For the full year of 2023, we expect our investment in property and equipment, net of proceeds from sales, to be within a range of $180.0 to $190.0. This is a decline from our prior range of $210.0 to $230.0 reflecting a deferral of several distribution center-related projects. This new range represents an increase from $162.4 in 2022, due primarily to investments in fleet equipment to support our network of heavy trucks and an increase in spending on information technology.
Net Cash Used in Financing Activities
Net cash used in financing activities increased $66.1 in the third quarter of 2023 when compared to the third quarter of 2022. This is primarily related to a reduction in our debt obligations, versus an increase in our debt obligations in the third quarter of 2022, which reflected strong operating cash generation in the period. This was only partly offset by a reduction in the third quarter of 2023 of total capital returned to shareholders compared to the third quarter of 2022.
During the third quarter of 2023, we returned $199.8 to our shareholders in the form of dividends, compared to the third quarter of 2022 when we returned $272.8 to our shareholders in the form of dividends ($177.5) and purchases of our common stock ($95.3).
During the third quarter of 2023, we did not repurchase any of our common stock. During the third quarter of 2022, we purchased 2,000,000 shares of our common stock at an average price of approximately $47.68 per share.
We have authority to purchase up to 6,200,000 additional shares of our common stock under the July 12, 2022 authorization. This authorization does not have an expiration date.
Total debt on our balance sheet was $260.0 at the end of the third quarter of 2023, or 7.0% of total capital (the sum of stockholders' equity and total debt). This compares to $555.0, or 14.9% of total capital, at the end of the third quarter of 2022. This decrease is due to applying operating cash generated to the reduction of total borrowings on the balance sheet.
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

NINE MONTHS ENDED SEPTEMBER 30, 2023 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2022
Results of Operations
The following table sets forth condensed consolidated statement of earnings information (as a percentage of net sales) for the periods ended September 30:

	Nine-month Period
	2023	2022
Net sales	100.0%	100.0%
Gross profit	45.7%	46.3%
Operating and administrative expenses	24.7%	25.1%
Operating income	21.0%	21.2%
Net interest expense	-0.1%	-0.2%
Earnings before income taxes	20.9%	21.0%

Note – Amounts may not foot due to rounding difference.
Sales
The table below sets forth net sales and daily sales for the periods ended September 30, and changes in such sales from the prior period to the more recent period:

	Nine-month Period
	2023	2022
Net sales	$5,588.1	5,285.0
Percentage change	5.7%	18.0%
Business days	191	192
Daily sales	$29.3	27.5
Percentage Change	6.3%	17.4%
Daily sales impact of currency fluctuations	-0.4%	-0.4%
Net sales increased $303.1, or 5.7%, in the first nine months of 2023 when compared to the first nine months of 2022. There was one fewer selling day in the first nine months of 2023 relative to the prior year period and, taking this into consideration, our net daily sales growth increased 6.3% in the first nine months of 2023 compared to the first nine months of 2022. We experienced higher unit sales during the period that contributed to the increase in net sales in the period. This was primarily due to growth at our Onsite locations, with the strongest contribution from those sites opened in the last two years and a more modest contribution from more mature locations. This more than offset the impact of softer end market demand on our manufacturing customers and lower revenues to construction and reseller customers. Foreign exchange negatively affected sales in the first nine months of 2023 by approximately 40 basis points. We estimate that adverse weather in the first quarter of 2023 reduced our growth by approximately 10 basis points during the nine-month period.
The overall impact of product pricing on net sales was 190 to 220 basis points during the first nine months of 2023. While product pricing has been positive throughout 2023, the impact was greatest in the first two quarters of the period. This reflects the carryover of broad actions taken in the first quarter of 2022 and targeted actions taken in the first quarter of 2023 to mitigate the effects of higher transportation and material costs for our products, as well as the impact of general inflationary conditions in the marketplace over the past twelve months. The impact of product pricing on net sales was 600 to 630 basis points during the first nine months of 2022.

From a product standpoint, we have three categories: fasteners, safety supplies, and other products, the latter of which includes eight smaller product categories, such as tools, janitorial supplies, and cutting tools. In the first nine months of 2023, fastener daily sales grew at a slower rate than our other product categories, which we believe relates to two factors. First, fasteners are more heavily oriented toward production of final goods than maintenance, which results in greater susceptibility to weaker manufacturing end markets. Second, pricing for fasteners has decelerated at a faster pace than non-fastener products. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Nine-month Period		% of Sales Nine-month Period
	2023	2022	2023	2022
Fasteners	1.6%	21.2%	32.8%	34.3%
Safety supplies	7.6%	13.8%	20.8%	20.6%
Other	9.6%	15.7%	46.4%	45.1%
Our end markets consist of manufacturing, non-residential construction, reseller, and other, the latter of which includes government/education and transportation/warehousing. We continued to experience a significant divergence in the performance of our manufacturing end market versus our non-manufacturing end markets in the first nine months of 2023. We are growing relatively faster with key account customers, particularly Onsites, with significant managed spend where our service model and technology is particularly impactful, which disproportionately benefits manufacturing customers. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Nine-month Period		% of Sales Nine-month Period
	2023	2022	2023	2022
Heavy manufacturing	13.1%	26.1%	43.2%	40.7%
Other manufacturing	6.5%	19.5%	31.3%	31.3%
Non-residential construction	-6.2%	9.8%	9.2%	10.4%
Reseller	-7.1%	4.2%	5.9%	6.7%
Other end markets	1.5%	0.9%	10.4%	10.9%
We report our customers in two categories: national accounts, which are customers with a multi-site contract, and non-national accounts, which include large regional customers, small local customers, and government customers. We continued to experience a significant divergence in the performance of our national account customers versus our non-national account customers, which relates to the relative growth of our sales through Onsite locations and larger, key accounts. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Nine-month Period		% of Sales Nine-month Period
	2023	2022	2023	2022
National accounts	10.8%	22.1%	59.8%	57.5%
Non-national accounts	0.6%	11.6%	40.2%	42.5%

Growth Drivers
The table below summarizes the signings and installations of, and sales through, our FMI devices.

	Nine-month Period
	2023	2022	Change
Weighted FASTBin/FASTVend signings (MEUs)	18,664	16,005	16.6%
Signings per day	98	83
Weighted FASTBin/FASTVend installations (MEUs; end of period)	110,191	99,409	10.8%

FASTStock sales	$708.6	621.7	14.0%
% of sales	12.5%	11.6%
FASTBin/FASTVend sales	$1,550.6	1,302.2	19.1%
% of sales	27.4%	24.4%
FMI sales	$2,259.2	1,923.9	17.4%
FMI daily sales	$11.8	10.0	18.0%
% of sales	39.9%	36.0%
Daily sales through eCommerce grew 44.6% in the first nine months of 2023 and represented 23.2% of our total revenues in the period.
Our Digital Footprint in the first nine months of 2023 represented 55.5% of our sales, an increase from 48.2% of sales in the first nine months of 2022.
Gross Profit
In the first nine months of 2023, our gross profit, as a percentage of net sales, declined to 45.7% from 46.3% in the first nine months of 2022. The change in our gross profit percentage primarily reflected three items. First, customer and product mix reduced our gross profit percentage. We continued to experience relatively strong growth from Onsite customers and non-fastener products, each of which tend to have a lower gross profit percentage than our business as a whole. This impact widened on a sequential basis. Second, higher organizational/overhead costs reduced our gross profit percentage, primarily due to higher inbound freight costs and working capital needs being relieved from inventory and generating higher period costs. Third, favorable freight expenses partially offset the negative impacts of mix and organizational/overhead costs. This reflected strong domestic freight revenue over the period, which leveraged what are relatively stable costs to support our captive fleet, lower expenses related to external freight providers, and lower fuel costs.
Operating Income
Our operating income, as a percentage of net sales, declined to 21.0% in the first nine months of 2023 from 21.2% in the first nine months of 2022. The operating leverage we achieved during the period was not sufficient to offset the decline in our gross profit percentage.
Operating and Administrative Expenses
Our operating and administrative expenses, as a percentage of net sales, improved to 24.7% in the first nine months of 2023 from 25.1% in the first nine months of 2022. This is due to a decline, as a percentage of net sales, in payroll-related expenses.
The percentage change in employee-related, occupancy-related, and all other operating and administrative expenses compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Nine-month Period
		2023
Employee-related expenses	70% to 75%	2.8%
Occupancy-related expenses	15% to 20%	5.4%
All other operating and administrative expenses	10% to 15%	9.6%

In the first nine months of 2023, our employee-related expenses increased when compared to the first nine months of 2022. We experienced an increase in employee base pay due to higher average FTE and average wages during the period, as well as higher healthcare costs and, to a lesser degree, profit sharing costs. This was only partly offset by a decrease in bonus and commission payments reflecting the impact of slower sales and profit growth versus the prior year.
The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior period:

			Change Since:
	Q3 2023	Q4 2022	Q4 2022
Total selling personnel (1)	14,750	14,476	1.9%
Distribution/Transportation personnel	2,984	2,971	0.4%
Manufacturing personnel	704	696	1.1%
Organizational support personnel (1)	1,846	1,711	7.9%
Total personnel	20,284	19,854	2.2%
(1) Of our Total Selling Personnel, 80%-85% are attached to a specific in-market location. Organizational support personnel consists of: (1) Sales & Growth Driver Support personnel (approximately 35% of category), which includes sourcing, purchasing, supply chain, product development, etc.; (2) Information Technology personnel (35% to 40% of category); and (3) Administrative Support personnel (25% to 30% of category), which includes human resources, Fastenal School of Business, accounting and finance, senior management, etc.
In the first nine months of 2023, our occupancy-related expenses increased when compared to the first nine months of 2022. The most significant contributor to this increase was higher cost for FMI hardware as we continue to expand our installed base of such hardware. We also have experienced rising rent costs for our buildings due to inflation and the upsizing of branches, even as the slowing pace of branch closings is resulting in a moderating level of incremental cost reduction to offset these increases.
Combined, all other operating and administrative expenses increased in the first nine months of 2023 when compared to the first nine months of 2022. The increase in other operating and administrative expenses relates primarily to higher spending on information technology, higher general insurance costs, increased expenses for travel and supplies, and higher bad debt expense.
Net Interest Expense
Our net interest expense was $7.1 in the first nine months of 2023, compared to $8.9 in the first nine months of 2022. We had higher interest income, reflecting higher cash balances through the period and higher rates paid on those balances. We also had lower interest expense, reflecting lower average borrowings through the period, as well as slightly lower average interest rates.
Income Taxes
We recorded income tax expense of $279.2 in the first nine months of 2023, or 23.9% of earnings before income taxes. During the third quarter of 2023, the liability for unrecognized tax benefits decreased $3.9 due to the lapse of statute of limitations, of which $3.8 impacted the effective tax rate. Income tax expense was $270.5 in the first nine months of 2022, or 24.3% of earnings before income taxes.
Net Earnings
Our net earnings during the first nine months of 2023 were $888.6, an increase of 5.6% when compared to the first nine months of 2022. Our diluted net earnings per share were $1.55 during the first nine months of 2023, which increased from $1.46 during the first nine months of 2022.

Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended September 30:

	Nine-month Period
	2023	2022	Change
Net cash provided by operating activities	$1,078.7	639.1	68.8%
Percentage of net earnings	121.4%	76.0%
Net cash used in investing activities	$128.2	121.6	5.4%
Percentage of net earnings	14.4%	14.5%
Net cash used in financing activities	$879.1	506.2	73.7%
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased by $439.6 in the first nine months of 2023 when compared to the first nine months of 2022. The improvement in operating cash flow, as a percent of net earnings, reflects working capital being a source of cash in the first nine months of 2023, as opposed to a significant use of cash in the first nine months of 2022. This reflects the normalization of global supply chains versus the prior year and, to a lesser degree, slower business activity, which combine to reduce the working capital necessary to support our customers' growth.
Net Cash Used in Investing Activities
Net cash used in investing activities increased by $6.6 in the first nine months of 2023 when compared to the first nine months of 2022. This was primarily due to an increase in net capital expenditures (purchases of property and equipment, net of proceeds from sales of property and equipment) in the first nine months of 2023 compared to in the first nine months of 2022.
During the first nine months of 2023, our net capital expenditures were $127.7, which is an increase from $120.9 in the first nine months of 2022. For the full year of 2023, we expect our investment in property and equipment, net of proceeds from sales, to be within a range of $180.0 to $190.0. This is a decline from our prior range of $210.0 to $230.0 reflecting a deferral of several distribution center-related projects. This new range represents an increase from $162.4 in 2022, due primarily to investments in fleet equipment to support our network of heavy trucks and an increase in spending on information technology.
Net Cash Used in Financing Activities
Net cash used in financing activities increased by $372.9 in the first nine months of 2023 when compared to the first nine months of 2022. This is primarily related to a reduction in our debt obligations, versus an increase in our debt obligations in the first nine months of 2022, which reflected strong operating cash generation in the period. This was only partly offset by a reduction in the first nine months of 2023 of total capital returned to shareholders compared to the first nine months of 2022.
During the first nine months of 2023, we returned $599.5 to our shareholders in the form of dividends, compared to the first nine months of 2022 when we returned $679.0 to our shareholders in the form of dividends ($534.4) and purchases of our common stock ($144.6).
During the first nine months of 2023, we did not repurchase any of our common stock. During the first nine months of 2022, we purchased 3,000,000 shares of our common stock at an average price of approximately $48.22 per share.

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
Import shipping costs – We import a significant quantity of our products, particularly fasteners and private label products, from foreign suppliers, primarily in Asia. As a result, we incur costs related to shipping charges, duties, harbor fees, and sundry other expenses involved in the movement of product for sale in North America and our other global locations. These costs are embedded in our product values, and significant fluctuations can affect our product gross profit depending on what mitigating actions might be taken. The most significant contributor to these fluctuations is the cost of overseas shipping containers. During the first nine months of 2023, the cost of overseas shipping containers was below the prior year. We estimate the effect on our net earnings related to import shipping costs was $15.0 to $20.0 in the first nine months of 2023.
Commodity steel prices – We buy and sell various types of steel products; these products consist primarily of different types of fasteners and related hardware. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers. During the first nine months of 2023, the price of steel as reflected in many market indexes was below the prior year, though in most cases price levels have been stable and the rate of decline is moderating. Due to our long supply chain, changes in the cost of steel can take a number of quarters to be reflected in our financial results. Further, the cost of the raw material is generally a small part of the total value of the steel products that we sell, which can also diminish the impact of cost changes for the raw material. We estimate the effect on our net earnings related to commodity steel prices was immaterial in the first nine months of 2023.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity. As reflected in many market indexes, energy prices during the first nine months of 2023 were generally below prior year levels, which contributed to lower costs for fuel consumed in our vehicles and lower utility costs at our facilities. Total direct fuel consumption is a relatively minor cost to the company and, as a result, we estimate the effect on our net earnings related to commodity energy prices was immaterial in the first nine months of 2023.
Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. During the first nine months of 2023, prices for fossil fuels were generally below prior year levels. The cost of the raw material is generally a small part of the total value of the products that we sell, which can diminish the impact of cost changes for the raw material. As a result, we estimate the effect on our net earnings related to materials for which fossil fuels are a feedstock was immaterial in the first nine months of 2023.
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments, our operations in countries other than the U.S., and earnings denominated in foreign currencies. Historically, our primary exchange rate exposure has been with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material in the first nine months of 2023. We have not historically hedged our foreign currency risk given that exposure to date has not been material. We estimate the effect on our sales and net earnings related to changes in foreign exchange rates was $20.6 and immaterial, respectively, in the first nine months of 2023.
Interest rates - Loans under our Credit Facility bear interest at floating rates. As a result, changes in such rates can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase to our floating rate debt in the first nine months of 2023 would have resulted in approximately $0.5 of additional interest expense. A description of our Credit Facility is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the third quarter of 2023:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2023	0	$0.00	0	6,200,000
August 1-31, 2023	0	$0.00	0	6,200,000
September 1-30, 2023	0	$0.00	0	6,200,000
Total	0	$0.00	0	6,200,000

(1)	As of September 30, 2023, we had remaining authority to repurchase 6,200,000 shares under the July 12, 2022 authorization. This authorization does not have an expiration date.
ITEM 5 — OTHER INFORMATION
None of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended September 30, 2023.

ITEM 6 — EXHIBITS
INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 8-K dated as of April 22, 2019)

3.2	Restated By-Laws of Fastenal Company (incorporated by reference to Exhibit 3.2 to Fastenal Company's Form 8-K dated as of January 17, 2019)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: October 17, 2023	By:	/s/ Holden Lewis
Holden Lewis
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 17, 2023	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Executive Vice President - Chief Accounting Officer and Treasurer
(Duly Authorized Officer and Principal Accounting Officer)