Form 10-K
period 2023-12-31
FASTENAL CO
filed 2024-02-06
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023, or

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
Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was $33,637,970,933, based on the closing price of the registrant's Common Stock on that date. For purposes of determining this number, all executive officers and directors of the registrant as of June 30, 2023 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of January 19, 2024, the registrant had 572,232,755 shares of Common Stock issued and outstanding.

FASTENAL COMPANY
ANNUAL REPORT ON FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement relating to our 2024 annual meeting of shareholders (Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Our Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K, or in other reports of the company and other written and oral statements made from time to time by the company, do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance and opportunities for growth based on potential market opportunities, our perceived marketplace opportunities, our strategies, goals, mission and vision, and our expectations about matters including capital expenditures, tax rates, inventory levels, liquidity, liabilities from tax positions, the performance of our fastener business in comparison to our non-fastener business, openings and closing of in-market locations and signings of Onsite locations and new machine equivalent units for Fastenal Managed Inventory (FMI) (including bin stock and industrial vending) and the competitive advantages they offer, our digital solutions and other product offerings (including new product lines), national accounts as a percentage of overall sales, the advantages of our integrated physical and virtual model, growth in safety products as a percentage of product sales, the amount of FMI revenue that we may be able to service through local inventory fulfillment terminals, and the ability of our competitors to replicate our distribution capabilities. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns (including economic downturns as a result of global pandemics, including the COVID-19 pandemic), weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in trade policies or tariffs, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, product and transportation inflation, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, increased competition (including with respect to our FMI or Onsite operations), difficulty in maintaining installation quality as our industrial vending business expands, the failure to meet our goals and expectations regarding expansion of our FMI or Onsite operations or any changes in branch locations, changes in the implementation objectives of our business strategies, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, changes in sales trends, changes in supplier production lead times, changes in our cash position or our need to make capital expenditures, credit market volatility and increases in interest rates, changes in tax law or the impact of discrete items on future tax rates, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, difficulty in obtaining continued business from new safety product customers and the acceptance by customers of any new product lines, cyber security incidents, potential liability and reputational damage that can arise if our products are defective, and other risks and uncertainties detailed in this Form 10-K under the heading 'Item 1A. Risk Factors'. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.
PRESENTATION OF DOLLAR AMOUNTS
All dollar amounts in this Annual Report on Form 10-K are presented in millions, except for share and per share amounts or where otherwise noted. Throughout this document, percentage and dollar change calculations, which are based on non-rounded dollar values, may not be able to be recalculated using the dollar values in this document due to the rounding of those dollar values. References to daily sales rate (DSR) change may reflect either growth (positive) or contraction (negative) for the applicable period.

PART I
ITEM 1.BUSINESS
Note – Information in this section is as of year end unless otherwise noted. The year end is December 31, 2023 unless additional years are included or noted.
Overview
Fastenal Company (together with our subsidiaries, hereinafter referred to as 'Fastenal' or the company or by terms such as we, our, or us) began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. We opened our first branch in 1967 in Winona, Minnesota, a city with a population today of approximately 26,000. We began with a marketing strategy of supplying threaded fasteners to customers through a branch network in small, medium, and, in subsequent years, large cities. Over time, how and where we engage our customers has expanded and evolved. Today we sell a broader range of industrial and construction supplies spanning more than nine major product lines through a global network of in-market locations utilizing diverse technologies such as vending devices, bin stock devices, and eCommerce. The large majority of our transactions are business-to-business. We provide additional descriptions of our product lines and market channels later in this document. At the end of 2023, we had 3,419 in-market locations (defined in the table below) in 25 countries supported by 15 distribution centers in North America (12 in the United States, two in Canada, and one in Mexico), and two in Europe, and we employed 23,201 people. We believe our success can be attributed to the high quality of our employees and their convenient proximity to our customers, and our ability to offer customers a full range of products and services to reduce their total cost of procurement.
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
The following table shows, as of the end of each of the last 10 fiscal years, our consolidated net sales; the number of branch, Onsite, and total in-market locations; their respective sales, as well as the average monthly sales per location that were generated from our branch and Onsite locations; and our revenue generated from non-traditional sources:

	2023	2022	2021	2020	2019	2018	2017	2016	2015	2014
Net sales	$7,346.7	6,980.6	6,010.9	5,647.3	5,333.7	4,965.1	4,390.5	3,962.0	3,869.2	3,733.5
Branch locations	1,597	1,683	1,793	2,003	2,114	2,227	2,383	2,503	2,622	2,637
Branch revenue (1)	$4,073.6	4,161.6	3,726.2	3,587.1	3,660.1	3,625.8	3,399.6	3,198.1	3,281.8	3,225.3
Average monthly sales per branch location (2)	$207.0	199.5	163.6	145.2	140.5	131.1	116.0	104.0	104.0	101.0
Onsite locations	1,822	1,623	1,416	1,265	1,114	894	605	401	264	214
Onsite revenue (1)	$2,926.7	2,465.5	1,898.0	1,485.6	1,391.7	1,081.7	770.2	569.2	454.3	387.7
Average monthly sales per Onsite location (2)	$141.6	135.2	118.0	104.1	115.5	120.3	127.6	142.7	158.4	157.6
Other revenue (3)	$346.4	353.5	386.7	574.6	281.9	257.6	220.7	194.7	133.1	120.5
Total in-market locations (4)	3,419	3,306	3,209	3,268	3,228	3,121	2,988	2,904	2,886	2,851

(1)	Revenues attributable to our traditional and international branch locations (both of which are defined below), and our Onsite locations, respectively.
(2)
Average sales per month considers the average active base of branches and Onsites, respectively, in the given year, factoring in the beginning and ending location count, divided by total revenues attributable to our branch and Onsite locations, respectively, further divided by 12 months. This information is presented in thousands.

(3)
This portion of revenue is generated outside our traditional in-market locations, examples of which include revenues arising from our custom in-house manufacturing, industrial services, and other non-traditional sources of revenue. In 2020, this included the effects of COVID-19, one response to which was substantial sales of pandemic-related products that were direct-shipped (versus sold through in-market locations) as a means of delivering critical supplies more quickly.

(4)	'In-market locations' is defined as the sum of the total number of branch locations and the total number of Onsite locations.

This structure has evolved over time as a result of one of Fastenal's guiding principles since inception: that we can improve our service by getting closer to the customer. This has been achieved by opening branch locations and, more recently, Onsite locations. Today, we believe there are few companies that offer our North American in-market location coverage. In 2023, roughly 52% of our sales and 51% of our in-market locations were in major Metropolitan Statistical Areas (MSAs) (populations in the United States and Canada greater than 500,000 people), while 21% of our sales and 19% of our in-market locations were in small MSAs (populations under 500,000 people), and 27% of our sales and 30% of our in-market locations were not in an MSA. In our view, this has proven to be an efficient means of providing customers with a broad range of products and services on a timely basis. Maintaining operations that are physically proximate to our customers' operations have represented, and continue to represent, the foundation of our service approach.
We have two primary versions of our branch locations:
1) A 'traditional branch' typically services a wide variety of customers, ranging from the local operations of large, national account customers to smaller local businesses. Based on the unique characteristics of certain markets, some traditional branches will be structured and stocked to service retail customers. Locations are selected primarily based on their proximity to our distribution network and employment and production data for manufacturing and non-residential construction companies. We stock all branches with inventory drawn from all of our product lines and tailored by our district and branch personnel to the needs of the local customer base. Since Fastenal's founding and through 2013, traditional branch openings were a primary growth driver for the company, and we experienced net openings each year over that time span. However, new growth drivers, business models, and business tools have emerged and diminished the direct role of traditional branch openings in our growth. Traditional branches were entirely U.S.-based until 1994, when we opened our first location in Canada. At the end of 2023, we had 1,441 traditional branches in the United States and Canada, and they represented 51.0% of net sales.
Traditional branches are also differentiated by their operating styles. Certain locations are Customer Service Branches (CSBs), which tend to feature a showroom and our standard stocking model of products designed for contractors. CSBs often conduct some business with non-account or retail-like customers. However, this customer set typically represents less than 10% of sales at this type of location. Other locations operate as Customer Fulfillment Centers (CFCs), which tend to feature a limited showroom and stock customer-specific inventory. These tend to appear and function more like an industrial supply house and stocking location and often have fewer transactions with non-account or retail-like customers than in a CSB branch. The choice of operating style is made by local leadership and is based on local market considerations. At the end of 2023, 15% of our traditional branches operated as a CSB and 85% operated as a CFC.
2) An 'international branch' is the format we typically deploy outside the United States and Canada. We first expanded outside of the United States and Canada when we opened a branch in Mexico in 2001. Since then, we have continued to expand our global footprint, and at the end of 2023, we operated in 23 countries outside of the United States and Canada. Mexico is the largest of these, and we also operate in Europe, Asia, and Central and South America. Our go-to-market strategy in countries outside of the United States and Canada focuses primarily on servicing large, national account customers disproportionately concentrated in manufacturing and heavily oriented toward planned fastener and non-fastener product spend. We are not as well recognized in many of our non-North American locations as we are in the U.S. and Canada. However, our ability to provide a consistent service model, including vending, bin stocks, and Onsites, on a global basis is attractive to our customer base, much of which are the foreign operations of North American-based companies. At the end of 2023, we had 156 international branches operating outside the U.S. and Canada, and they represented 4.5% of net sales.
Traditional and international branches sell to multiple customers. In each year since 2013, we have experienced a net decline in our total branch count, primarily due to consolidations in our U.S. market, including net declines of 86 branches in 2023. Our total decline since 2013 is 1,090 branches. We will continue to open traditional and international branches in accordance with our overall strategy. We believe the strategic rationalization that has produced a significant decline in our traditional branch network in the United States and Canada since 2013 is largely completed, and expect reduced closing activity beginning in 2024.
Onsite locations may influence the trend in our traditional branch count over time, but have not been the primary reason for our traditional branch closings. The Onsite concept is not new, in that we entered into the first such arrangement in 1992. However, it was largely a local option that grew slowly before we identified it as a growth driver in 2014. We have made substantial investments toward accelerating its traction in the marketplace since 2015. In this model, we provide dedicated sales and service to a single customer from a location that is physically within, or strategically proximate to, the customers' facility, with inventory that is specific to the customers' needs. In many cases, we are shifting revenue with the customer from an existing branch location, though we also see new customer opportunities arise as a result of our Onsite capabilities. The model is best suited for larger companies, though we believe we can provide a higher degree of service at a lower level of revenue than most of our competitors. It has been our experience that the sales mix at our Onsite locations typically produces a lower gross profit percentage than at our branch locations, but we gain revenue with the customer and our cost to serve is lower. We have identified over 12,000 manufacturing and construction customer locations in North America with potential to implement the Onsite service model. These include customers with which we have an existing national account relationship today, and potential customers we are aware of due to our local market presence with which we do not have a meaningful relationship today. However, as awareness of our capabilities has grown, we have identified additional Onsite potential with certain agencies of state, provincial, and local government customers, and academia. We also believe as we follow our existing national account customers outside the United States, our market potential for Onsite solutions will continue to expand. The international opportunity is substantial, but our speed is limited by our relatively underdeveloped infrastructure in comparison to the United States. We expect revenues from Onsite arrangements to increase meaningfully over time. We had 1,822 Onsite locations as of December 31, 2023, which represented 39.8% of net sales, and signed 326, 356, and 274 new Onsite locations (referred to herein as signings) in 2023, 2022, and 2021, respectively.
The following table provides a summary of the branches and Onsite locations we operated at the end of each year, as well as the openings, closings, and conversions during each year:

	North America				Outside North America
	United States (1)	Canada	Mexico	Subtotal	Central & South America (2)	Asia (3)	Europe (4)	Subtotal	Total
In-Market Locations - 12/31/21 (5)	2,668	262	152	3,082	20	37	70	127	3,209
Starting Branches	1,484	173	63	1,720	5	20	48	73	1,793
Opened Branches	—	1	4	5	—	2	5	7	12
Closed/Converted Branches (6)	(115)	(5)	(1)	(121)	—	—	(1)	(1)	(122)
Ending Branches	1,369	169	66	1,604	5	22	52	79	1,683

Starting Onsites	1,184	89	89	1,362	15	17	22	54	1,416
Opened Onsites	248	21	23	292	1	6	7	14	306
Closed/Converted Onsites (6)	(94)	(3)	(1)	(98)	—	—	(1)	(1)	(99)
Ending Onsites	1,338	107	111	1,556	16	23	28	67	1,623
In-Market Locations - 12/31/22	2,707	276	177	3,160	21	45	80	146	3,306

Starting Branches	1,369	169	66	1,604	5	22	52	79	1,683
Opened Branches	—	—	3	3	—	3	4	7	10
Closed/Converted Branches (6)	(92)	(5)	—	(97)	—	—	1	1	(96)
Ending Branches	1,277	164	69	1,510	5	25	57	87	1,597

Starting Onsites	1,338	107	111	1,556	16	23	28	67	1,623
Opened Onsites	283	18	20	321	—	1	7	8	329
Closed/Converted Onsites (6)	(115)	(6)	(3)	(124)	(1)	(2)	(3)	(6)	(130)
Ending Onsites	1,506	119	128	1,753	15	22	32	69	1,822
In-Market Locations - 12/31/23	2,783	283	197	3,263	20	47	89	156	3,419

(1)	Includes the United States, the Dominican Republic, Guam, and Puerto Rico.
(2)	Includes Panama, Brazil, and Chile.
(3)	Includes Singapore, China, Malaysia, and Thailand.
(4)	Includes the Netherlands, Hungary, the United Kingdom, Germany, the Czech Republic, Italy, Romania, Sweden, Poland, Austria, Switzerland, Ireland, Spain, France, and Belgium.
(5)	Beginning in 2022, the United States includes the Dominican Republic, Guam, and Puerto Rico which were previously grouped with other geographical regions. Prior period figures in the above table may differ slightly from those previously disclosed due to this minor change in reporting.
(6)	The net impact of non-in-market locations or Onsite locations converted to branches, branches converted to Onsite locations or non-in-market locations, and closures of branches or Onsite locations.
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
We utilize additional types of selling locations within our network, but these tend to be more specialized in nature and relatively few in number, comprising less than five percent of our total selling locations. We remain committed to a large, robust service network, including traditional branches, international branches, and Onsites; it remains the indispensable foundation of our business. With the growth we anticipate in Onsite locations, we believe our total in-market locations will increase further over time.
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
Bin stock (FASTStock℠ and FASTBin®) programs, where product is held in bins in a customer facility, are similar to our vending business in that it involves moving product closer to the point of customer use within their facilities. Such programs have existed in the industrial supply industry for a considerable time, with open bins being clustered in a racking system, each of which holds original equipment manufacturing (OEM) fasteners, maintenance, repair, and operations (MRO) fasteners, and/or non-fastener products that are consumed in the customers' operations. Historically, these bins were simply plastic and metal containers that held product and were visually inspected by our customers or Fastenal personnel to determine replenishment need. These bins in some cases are organized and labeled into customized digital plan-o-grams, which we call FASTStock and allow for the scanning of product when it is at a minimum desired level. However, in 2019 we introduced our FASTBin technology. FASTBin is the evolution of FASTStock into a set of electronic inventory management solutions that automate process controls by providing 24/7 continuous inventory monitoring, real-time inventory visibility, and more efficient replenishment of bin stock parts. These technologies come in three forms: (1) scales that utilize a high-precision weight sensor system to measure the exact quantity on hand in real time, notifying Fastenal to replenish when inventory hits an established minimum; (2) infrared (IR) that uses infrared sensors lining individual bins to provide real-time visibility of approximate quantity and inventory values, notifying Fastenal to replenish when inventory hits an established minimum threshold; and (3) RFID, which is a Kanban system that utilizes RFID tags so that when an empty bin is removed from the rack and placed in a replenishment zone (also part of the same racking system), a notification is sent to Fastenal to refill the order. These technologies provide superior monitoring capabilities and immediate visibility to consumption changes, allowing for a lean supply chain, reducing risk of stock-outs, and providing a more efficient labor model for both the customer and the supplier.
Industrial vending (FASTVend®) was introduced in 2008 to provide our customers with improved product monitoring and control. Benefits include reduced consumption, reduced purchase orders, reduced product handling, and 24-hour product availability. We believe our company has a market advantage by virtue of our extensive in-market network of inventory and local personnel. For these reasons, the initiative began to gain significant traction in 2011, and we finished 2023 with approximately 111,800 FASTVend non-weighted devices in the field. We believe industrial vending has proven its effectiveness in strengthening our relationships with customers and helped to streamline the supply chain where it has been utilized. We also believe there remains considerable room to grow our current installed base of devices before it begins to approach the number of units we believe the market can support. We estimate the market could support as many as 1.7 million vending units and, as a result, we anticipate continued growth in installed devices over time.

Our industrial vending portfolio consists of 20 different vending devices, with 16 of these being in either a helix or locker format. Our most utilized models include the helix-based FAST 5000 and our 12- and 18-door lockers; combined, these comprise approximately 66% of our installed base of devices. These are either configurable or are available in multiple configurations to accommodate the various sizes and forms of products that will be dispensed to match the unique needs of our customers. Target monthly revenues per device typically range from under $1,000 to in excess of $3,000, with our flagship FAST 5000 device having a targeted monthly throughput of $2,000.
Beginning in the first quarter of 2021, we began to report a weighted FMI measure which combines the signings and installations of FASTBin and FASTVend in a standardized machine equivalent unit (MEU) based on the expected output of each type of device. We do not include FASTStock in this measurement because scanned stocking locations can take many forms, such as bins, shelves, cabinets, pallets, etc., that cannot be converted into a standardized MEU. This conversion takes the targeted monthly throughput of each FMI device signed or installed and compares it to the $2,000 target monthly throughput of our FAST 5000 vending device. For example, an RFID enclosure, with target monthly revenue of $2,000 would be counted as '1.00' machine equivalent ($2,000/$2,000 = 1.00). An infrared bin, with target monthly revenue of $40, would be counted as '0.02' machine equivalent ($40/$2,000 = 0.02).
The table below summarizes the signings and installations of, and sales through, our FMI devices.

	Twelve-month Period
	2023	2022	Change
Weighted FASTBin/FASTVend signings (MEUs)	24,126	20,735	16.4%
Signings per day	95	82
Weighted FASTBin/FASTVend installations (MEUs; end of period)	113,138	102,151	10.8%

FASTStock sales	$927.6	832.0	11.5%
% of sales	12.5%	11.8%
FASTBin/FASTVend sales	$2,070.2	1,755.3	17.9%
% of sales	27.8%	24.9%
FMI sales	$2,997.8	2,587.3	15.9%
FMI daily sales	$11.8	10.2	16.3%
% of sales	40.3%	36.7%
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
2) Digital Visibility. Certain of our digital capabilities are intended to produce operational efficiencies for our customers and ourselves and/or to deliver strategic value by illuminating customer supply chain operations. For instance, we have developed, and continue to develop, 'Mobility' applications, one example of which is our Vending App, which provides a number of benefits. It provides easy, real-time information pertaining to a customer's local inventory position within their point-of-use devices. It incorporates customer usage data to recommend optimized parts and quantity for specific devices, which improves customer inventories while reducing the risk of stock-outs. Moving our fulfillment process from a vending device-based keypad function to a tablet or scanning interaction improves the restock process (reduced risk of product outages), reducing time consumed (greater efficiency) while improving accuracy (improved quality assurance). We will continue to build out our suite of Mobility applications. Electronic Data Interchange (EDI), is the connectivity between our system and our customers' procurement systems – whether a direct integration into their Enterprise Resource Planning (ERP) system or through a third-party procurement network or marketplace. These solutions provide a system-to-system exchange of electronic procurement documents (such as purchase orders, advanced shipping notices, and invoices for direct and indirect spend). Our eProcurement Solutions provide a bridge between our FMI replenishment activity and our customers' procurement systems – creating an efficient, accurate and streamlined procure-to-pay (P2P) process. FAST360° acts as the bridge between our FMI footprint and a customer's view into our managed service model. FAST360° surfaces data around these managed services as one central source of information as we manage our customers' OEM and MRO product lines. This is achieved through our FMI technologies providing locational data around our FASTStock, FASTBin, and FASTVend footprint, and FAST360° being the means of surfacing that data and activities to our customers.
3) Analytics. We provide solutions-based digital platforms (e.g., web verticals or integrated catalogs) which leverage our existing strategic environment by creating a means of migrating online spend offline, which illuminates our supply chain capabilities. This is marketed under the FAST360° Analytics label, as it is an enterprise-centric extension of the digital visibility capabilities of FAST360°. We bring value to our customers, as well as ourselves, by using these digital platforms and analytics to shift product from a 'non-sticky' transactional environment (which is online) to a 'sticky' strategic environment (which is our FMI programs). We create customer cost savings opportunities through this directive by lowering the total cost of ownership (TCO) as the objective is to shrink the unplanned (and traditionally high cost), purely transactional spend bucket.
Digital Footprint
Our digital products and services are comprised of sales through FMI (FASTStock, FASTBin, and FASTVend) plus that proportion of our eCommerce sales that do not represent billings of FMI services (collectively, our Digital Footprint). We believe the data that is created through our digital capabilities enhances product visibility, traceability, and control that reduces risk in operations and creates ordering and fulfillment efficiencies for both ourselves and our customers. As a result, we believe our opportunity to grow our business will be enhanced through the continued development and expansion of our digital capabilities. Our Digital Footprint represented 56.1% of sales in 2023.
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
Distribution Network
We operate 15 regional distribution centers in North America: 12 in the United States, two in Canada, and one in Mexico. We also operate two distribution centers in Europe. These distribution centers give us approximately 5.0 million square feet of distribution capacity. Additional details on these locations can be found within the 'Item 2. Properties' section of this Form 10-K. These distribution centers are located so as to permit deliveries of two to five times per week to our in-market locations using our trucks and overnight delivery by surface common carrier, with approximately 74% of our North American in-market locations receiving service four to five times per week. The distribution centers in Indiana and Kansas also serve as 'master' hubs, with those in California and North Carolina serving as 'secondary' hubs to support the needs of the in-market locations in their geographic regions as well as to provide a broader selection of products for the in-market locations serviced by the other distribution centers.
We currently operate 11 of our North American distribution centers with automated storage and retrieval systems (ASRS). These distribution centers operate with greater speed and efficiency, and currently handle approximately 94% of our picking activity. We expect to invest in additional automation technologies, expand existing distribution facilities, and/or add new distribution centers over time as our scale and the number of our in-market locations increases.

We also utilize a network of Local Inventory Fulfillment Terminals (LIFTs) which reside within our existing distribution centers and are intended to support areas that have a dense population of FMI devices. Traditionally, branch personnel were solely responsible for stocking and packaging inventory, delivering to a customer's location, and refilling the customer's devices. As our sales through FMI devices have grown, this approach has resulted in redundant inventory in a territory and a greater proportion of our sales personnel's time being spent on non-sales activities. We primarily utilize a 'drop-and-deliver' model wherein a LIFT is responsible for stocking and packaging FMI supplies, producing inventory and accuracy benefits, and delivering them to the business unit, where delivery and replenishment is then performed by local district or branch personnel. In a minority of cases we deploy a 'drop-and-scatter' model, wherein delivery and replenishment is also performed by LIFT personnel. In 2023, approximately 8% of our FMI revenue was serviced through a LIFT, but over time we believe this figure can approximate 40% of our FMI revenue.
Transportation
The ability to move product, globally and domestically, from our sources of supply to our customers is critical to the competitiveness of our business model. We utilize multiple modes of transportation to support our business model.
We transport product from our global manufacturing and supplier partners to our distribution centers. Related costs range from port fees, duties, costs related to container and shipper services, and inland trucking and intermodal charges. We consider these expenses to be a part of our landed product cost, and significant fluctuations are typically addressed through product pricing.
We transport product between our distribution centers and from our distribution centers to our in-market locations. We typically transport approximately 90% of our products on our own fleet of Class 6, 7, and 8 trucks, with the remainder being on third party shippers. Costs range from lease charges, driver pay, fuel costs to support our captive fleet, and fees paid to third-party shippers. These expenses are included in cost of goods sold but are not considered a part of our landed product cost, with fluctuations typically addressed by applying freight charges to customer purchases and by securing commercial back-hauls. We primarily lease our trucks, and at December 31, 2023, we operated approximately 520 units.
We transport product from our in-market locations to our customers on a fleet of pick-up, box, and other trucks. Expenses to maintain this fleet are considered selling-related transportation costs, which include lease charges, depreciation, and fuel, and are typically reflected in all other operating and administrative expenses. We have a mix of leased and owned vehicles, and at December 31, 2023, we operated approximately 10,200 units.
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
Trademarks and Service Marks
We conduct business under various trademarks and service marks, and we utilize a variety of designs and taglines in connection with each of these marks, including Where Industry Meets Innovation™. Although we do not believe our operations are substantially dependent upon any of our trademarks or service marks, we consider the 'Fastenal' name and our other trademarks and service marks to be valuable to our business. We have registered, or applied for the registration of, various trademarks and service marks. Our registered trademarks and service marks are presumed valid in the United States as long as they are in use, their registrations are properly maintained, and they have not been found to have become generic. Registrations of trademarks and service marks can also generally be renewed indefinitely as long as the trademarks and service marks are in use.
Products
Fastenal was founded as a distributor of fasteners and related industrial and construction supplies. This includes threaded fasteners, bolts, nuts, screws, studs, and related washers, as well as miscellaneous supplies and hardware, such as pins, machinery keys, concrete anchors, metal framing systems, wire rope, strut, rivets, and related accessories. Our fastener product line, which is primarily sold under the Fastenal product name, represented 32.4% of our consolidated sales in 2023.
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

In 1993, we began to aggressively add additional product lines, and these represented 67.6% of our consolidated sales in 2023. These products, which we refer to as non-fastener product lines, tend to move through the same distribution channel, get used by the same customers, and utilize the same logistical capabilities as the original fastener product line. This logic is as true today as it was when we first began to diversify our product offering. However, over time, the supply chain for these product lines has evolved in ways independent of the fastener line. For instance, non-fastener product lines benefit disproportionately from our development of industrial vending.
The most significant category of non-fastener products is our safety supplies product line, which accounted for 21.2% of our consolidated sales in 2023. This product line has enjoyed dramatic sales growth in the last 10 years, which we believe is directly attributable to our success cross-selling safety supplies to customers that utilize us for non-safety products as well as our ability to market, deploy, and service industrial vending over that period. We expect these variables to remain the primary drivers of performance for our safety supplies product line.
We plan to continue to add other product lines in the future.
In the last several decades, we have added 'private label' brands (often referred to as 'Exclusive Brands', or brands sold exclusively through Fastenal) to our non-fastener offering. Prior to 2023, each of our product categories tended to have its own private label. In 2023, we consolidated these into two labels: Body Guard®, which is our long-standing brand for North American safety supplies, and ORMADUS®, which is our global brand encompassing the remainder of our product offerings. These private label brands represented approximately 13% of our consolidated sales in 2023. We believe it is also appropriate to think about our private label sales as a percentage of our non-fastener sales for two reasons: (1) there is not a well-defined branded versus private label dynamic in fasteners as there is in non-fasteners; and (2) non-fastener data is more comparable to information reported by our peers, who do not generally have our significant mix of fastener business. Private label brand sales represented approximately 19% of our total non-fastener sales in 2023. Over time we expect our private label sales as a percentage of our total non-fastener sales to increase, although oftentimes, these increases through specific channels are masked by the relative sales growth we experience with Onsite locations, which typically have a lower percentage of total sales of private label than in branches or sales through vending devices.
Detailed information about our sales by product line is provided in Note 2 of the Notes to Consolidated Financial Statements included later in this Form 10-K. Each product line may contain multiple product categories.
Inventory Control
Our inventory stocking levels are determined using our computer systems, by our sales personnel at in-market locations, by our district and regional leadership, and by our product development team. The data used for this determination is derived from sales activity from all of our selling locations, from individual selling locations, and from different geographic areas. It is also derived from supplier information and from customer demographic information. Our computer system monitors the inventory level for all stock items and triggers replenishment, or prompts a buyer to purchase, as necessary, based on an established minimum-maximum stocking level. In the past we have utilized a base inventory model for all of our branches, and such a model still exists in a smaller subset of our locations. Increasingly, however, branches primarily stock inventory that is deemed to be appropriate by the district and branch personnel to service the customers within their selling territory. Similarly, non-branch selling locations (primarily Onsites) stock inventory exclusively based on customer-specific arrangements. Inventories in distribution centers are established from computerized data for the selling locations served by the respective distribution center. Inventory quantities are continuously re-balanced utilizing an automated transfer mechanism we call 'inventory re-distribution'.
Inventory held at our selling locations, close to customers and available on a same-day basis, accounted for approximately 64% of our total inventory at the end of 2023. Inventory held at our distribution centers and manufacturing locations accounted for approximately 36% of our total inventory at the end of 2023. The distribution center and manufacturing location inventory, when combined with our trucking network, allows for fast, next-day service at a very competitive cost.
Manufacturing and Support Services Operations
In 2023, approximately 96% of our consolidated net sales were attributable to products manufactured by other companies to industry standards or to customer specific requirements. The remaining 4% related to products manufactured, modified, or repaired by our manufacturing businesses or our support services. The manufactured products consist primarily of non-standard sizes of threaded fasteners and hardware made to customers' specifications at one of our nine manufacturing locations, or standard sizes manufactured under our Holo-Krome®, Cardinal Fasteners®, and Spensall® product lines. The services provided by the support services group include, but are not limited to, tool and hoist repair, chain sling and hose fabrication, band saw blade welding, packaging, and other light manufacturing and fabrication. We may add additional services in the future. We engage in these activities primarily as a service to our customers and expect the services to continue to contribute in the range of 4% to 6% of our consolidated net sales in the future.

Sources of Supply
We use a large number of suppliers for the standard stock items we distribute. Most items distributed by our network can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. During 2023, we had a single supplier that accounted for more than 5% of our inventory purchases, whereas all remaining suppliers fell below that threshold.
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
Customers and Marketing
We believe our success can be attributed to our ability to offer customers a full line of quality products, our convenient locations and diverse methods of providing those products, and the superior service orientation and expertise of our employees. Approximately 70% to 75% of our customers are in manufacturing end markets, which encompasses fabricated products, heavy machinery, petrochemical, mining and aerospace and includes both OEM and MRO customers. The remaining 25% to 30% of our customers fall primarily into non-residential construction (general and commercial contractors), reseller (retail and wholesale trades, dealers, and rental businesses), transportation (transportation services, such as air, train, maritime or truck transport, as well as fulfillment centers) and state and local government entities, including schools, school districts and universities.
Based on our customer profile being oriented toward manufacturing, our business has historically been cyclical. However, we believe our model has certain features that moderate the volatility of our results around cyclical changes. First, we have a large number of customers that serve a wide range of segments within the broader manufacturing market. While slumps in one industry served by us can rapidly spread to other, interrelated industries, locally or globally, we still believe this customer and market segment diversity provides some insulation from economic changes that are not across multiple industries and geographic regions. Second, while a meaningful part of our revenue is derived from products that are incorporated into final products, we also have a significant portion of revenue that is derived from products used to maintain facilities. This latter source of revenue tends to be impacted by cyclical changes, but its rate of change tends to be less dramatic.
Our national accounts program is aimed at creating contractual agreements with single or multi-location customers. These contractual programs are intended to help improve our customers' supply chains by identifying productivity and efficiency gains throughout their organization. The scale and scope of the OEM and MRO products that these companies need to manage is very complex and costly. We believe that our broad product offering coupled with our ability to execute and curate a dedicated service model for each of their sites provides us with a unique advantage and allows us to provide them with a total cost of ownership benefit.
Additionally, our local presence as part of a national, and increasingly international, footprint, our ability to provide a consistent level of high-touch service, and our ancillary capabilities around manufacturing, quality control, and product knowledge, are attractive to these multi-site customers. We believe our advantage with these customers has only been strengthened as we have added other channels, such as Onsite, FMI, digital solutions, and resources to serve these customers' unique demands. As a result, in 2023, national accounts represented 60.3% of our consolidated sales, compared to 57.8% and 56.6% in 2022 and 2021, respectively. We believe sales to national accounts customers will continue to increase as a percentage of our total sales over time.
In an in-market location, we track our customers' business activity through 'active accounts', which is defined as any customer account with purchase activity of at least $100 per month. Customers often have more than one active account at a single in-market location, reflecting their utilization of different Fastenal services, and frequently have active accounts at many in-market locations across our global network. In 2023, we averaged 105,448 active accounts per month and approximately 99.4% of the sales in our in-market locations are derived from our active accounts (the remainder was from walk-in or infrequent, non-account, and small account customers). Traditionally, our in-market locations, particularly our traditional and international branches, prioritized acquiring additional active accounts and expanding the products and services sold to new and existing active accounts as a means of growing sales. Over time it became clear that the pursuit of smaller accounts consumed significant organizational energy and the large majority of new active accounts did not meaningfully increase in size. Further, the development of our web capabilities provided us with an alternative means of more efficiently servicing these smaller customers. Since 2020, our in-market locations have sought to shift our smallest customers to our web channel while shifting their selling focus to 'key accounts', which is defined as any customer account with purchase activity of at least $2,000 per month. Key account customers have typically been able to utilize a wider range of our products and services, and as a result have exhibited greater potential to increase in size while being more efficient to pursue and support. In 2023, we averaged 39,266 key accounts per month and approximately 92.4% of the sales in our in-market locations were derived from our key accounts.

	2023	2022	2021	2020	2019	2018	2017
Active Accounts	105,448	119,583	130,020	137,380	152,491	156,069	156,464
Key Accounts	39,266	39,151	36,190	33,794	34,621	32,895	30,040
During 2023, no single customer represented 5% or more of our consolidated net sales.
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
We believe that better service, and a competitive selling advantage, can be provided by maintaining a physical selling and stocking presence closer to the customers' location(s). As a result, we maintain in-market locations in small, medium, and large markets, each offering a wide variety of products. The convenience of a large number of in-market locations in a given area, combined with our ability to provide them with frequent deliveries to such branches from centrally located distribution centers, facilitates the prompt and efficient distribution of products. We also believe our FMI solutions, supported by an in-market location, provide a unique way to provide our customers convenient access to products and cost saving solutions using a business model not easily replicated by our competitors. Having trained personnel at each in-market location also enhances our ability to compete (see 'Employees' below).
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

Human Capital Resources
Employees
At the end of 2023, we employed 23,201 full- and part-time employees. Of these, approximately 71% held a selling role. We characterize these personnel as follows:

	2023	% of Total	2022	% of Total
Selling personnel (1)	16,512	71.2%	15,898	71.0%
Distribution/Transportation personnel	4,042	17.4%	3,974	17.8%
Manufacturing personnel	733	3.2%	733	3.3%
Organizational support personnel (2)	1,914	8.2%	1,781	8.0%
Total personnel	23,201	100.0%	22,386	100.0%

(1)	Of our Selling Personnel, 80%-85% are attached to a specific in-market location.
(2)	Organizational support personnel consists of: (1) Sales & Growth Driver Support personnel (approximately 35% of category), which includes sourcing, purchasing, supply chain, product development, etc.; (2) Information Technology personnel (35% to 40% of category); and (3) Administrative Support personnel (25% to 30% of category), which includes human resources, Fastenal School of Business, accounting and finance, senior management, etc.
Employee Profile
As of December 31, 2023, we had 23,201 employees worldwide, with 18,539 of those employees located in the United States (U.S.), 3,038 employees located in Canada and Mexico, and 1,624 employees located overseas in 24 other countries throughout the world.
Based on our EEO-1 data for 2023, in the U.S., females and minorities constitute 24.0% and 23.6% of our workforce, respectively. We believe these absolute figures gain further context when viewed against two additional data sets. First, over the past ten years there is a clear trend toward greater diversity in our business. Since 2013, our female and minority workforces have grown 2.2x and 3.8x faster, respectively, than our overall U.S. workforce. This trend reflects multiple dynamics in our business evolution, including the natural progression of our geographic expansion, the cycle of our promote-from-within philosophy, and efforts to improve hiring processes over time. Second, based on the U.S. Bureau of Labor Statistics data, we believe Fastenal's mix of female and minority employees is generally consistent with the proportion of females and minorities working in manufacturing and construction, which is representative of the pool of employees from which we might draw candidates. For instance, relative to the 24.0% of our U.S. workforce that is female, the proportion of females in the U.S. manufacturing and construction workforces are 29.5% and 10.8%, respectively. Similarly, relative to the 23.6% of our U.S. workforce that are minorities, the proportion of non-white (a definition utilized by the U.S. Census Bureau) individuals in the U.S. manufacturing and construction workforces are 21.6% and 12.5%, respectively.
Health and Safety
Employee health and safety continues to be a priority in every aspect of our business. We have taken a multi-faceted approach to safety that helps us understand and reduce hazards in our business. Today, our health and safety programs span all operations including manufacturing, distribution centers, fleet and auto, and our branch and Onsite network. These key business units play a dynamic role in defining how we engage with our employees on health and safety. Trainings, audits, inspections, risk assessments, safety coaching, and employee engagement are all programs that help us consistently manage our facility safety and employee safety. In 2023, there were over 214,000 completed health and safety engagements, which is an increase of 7% compared to 2022. Our internal scorecard system and safety management system ensures we maintain focus on a variety of risks while we sustain an inclusive safety environment that contributes to innovation and improved performance. We continue to expand and evolve our safety programs to better meet our employee needs and workplace conditions as our business grows.
This commitment to, and continuous improvement toward, a safer work environment for our employees has generated excellent results. A widely accepted measure of organizational health and safety is the Experience Modification Rate (EMR). An organization's EMR is established through the comparison of a company's past and expected losses incurred through workplace injury against industry averages, which are compiled by the National Council on Compensation Insurance and consider unique variables such as the size and characteristics of an organization. Industry averages are benchmarked at a 1.00 EMR, with a reduction in the rate being reflective of an organization's ability to implement superior safety procedures and protocols, resulting in a safer environment and reducing both personnel and financial risk. In 2023, Fastenal had an EMR of 0.49, which is 51% better than the average performance rate for our industry.

In 2023, we achieved third-party re-certification for the ISO 45001 Occupational Health and Safety Management System. This certification illustrates the strength of our health and safety programs, as well as our commitment to continual improvement to better support our growing workforce. As our business model continues to grow through our branch and Onsite network, our customer critical programs have evolved to mitigate risk and incidents, while meeting customer specific needs. This partnership with our customers allows us to collaborate and expand our health and safety programs to enhance our customers' workplace safety performance.
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

The FSB (our internal corporate university program) develops and delivers a comprehensive array of industry and company-specific training and development programs that are offered to our employees. The programs are offered through a combination of classroom instructor-led training, virtual instructor-led training, and online learning. FSB provides core curricula focused on key competencies determined to be critical to the success of our employees' performance. In addition, we provide specialized educational tracks within various institutes of learning, as well as training plans based on roles within the company. These institutes of learning are advanced levels that provide specific concentrations of education and development and have been designed to focus on critical aspects of our business, such as leadership, effective best practices, sales and marketing, products, supply chain, and distribution.
Product Sourcing Endeavors
Sourcing from suppliers with good standing is the foundation of an ethical supply chain. We expect our suppliers to comply with all relevant regulations and applicable standards. Our teams conduct risk analysis for suppliers who want to do business with us and require them to provide additional supporting documentation affirming their ethics, quality, and reliability. This ensures they meet our standards in these areas and are complying with Fastenal's Global Supplier Purchase Order Terms & Conditions and Supplier Code of Conduct. Utilizing third-party tools and global databases, Fastenal actively monitors government sanctions, denied party listings, withhold release orders, export restriction updates, financial status, adverse media, and multiple other official exclusion lists that provide information on any known risk of any entities and locations with which Fastenal engages, and screens all business partners against those lists. Additionally, we monitor key areas of trade-related risk, including dual-use goods, trade cases, anti-dumping and counter-vailing cases, and other protectionist trade measures for all countries that products are traded in. As part of our comprehensive Supply Chain Security program, we also evaluate our suppliers' approach to labor to ensure that they are using appropriate, and appropriately compensated, employees and ensure upstream supply chain visibility on globally sourced products.
With a local and global supplier base, continuous monitoring and local representation is a necessity to ensure protocols are triggered when risk may be evident, ensuring a safeguard against poor and/or impaired quality and regulatory violations that may otherwise impact our reputation or ability to effectively operate in the marketplace. This is performed not only at the time of supplier vetting and onboarding, but for the life of the relationship with the supplier. This process promotes a supply chain that is supportive of Fastenal's Global Supplier Purchase Order Terms & Conditions and Supplier Code of Conduct. In the event of non-compliance or potential risk, we work with the supplier to correct the situation. If remediation efforts are not undertaken to ensure the supplier remains in compliance with Fastenal's standards and code of conduct, alternative sources of supply may be considered to ensure the integrity of our supply chain. Supply chain compliance representatives are placed in international corporate offices to ensure global coverage and governance, ensuring that no matter where a customers' operations may take them, Fastenal has the infrastructure, resources, and internal processes established to perform its supply chain governance obligations.
In 2023, approximately 29% of our total company-wide inventory spend was with small and/or diverse businesses. This flows from our Supplier Diversity program, as part of which we are committed to building supply chain relationships with small businesses and businesses with diverse ownership including women, minorities, veterans, and lesbian, gay, bisexual, and transgender (LGBT) owned Certified LGBT Business Enterprise® Suppliers.
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
Interruptions in the proper functioning of information systems or the inability to maintain or upgrade our information systems, or convert to alternate systems in a timely and efficient manner, could disrupt operations, cause unanticipated increases in costs and/or decreases in revenues, and result in less efficient operations. The proper functioning of our information systems is critical to many aspects of our business and we could be adversely affected if we experience a disruption or data loss relating to our information systems and are unable to recover in a timely manner. Our information systems are protected with robust backup systems and processes, including physical and software safeguards and remote processing capabilities. Still, information systems are vulnerable to natural disasters, power losses, unauthorized access, cybersecurity incidents, telecommunication failures, and other problems. In addition, certain software used by us is licensed from, and certain services related to our information systems are provided by, third parties who could choose to discontinue their products or services or their relationship with us. It is also possible that we are unable to improve, upgrade, maintain, and expand our information systems. Our ability to process orders, maintain proper levels of inventories, collect accounts receivable, pay expenses, and maintain the security of company and customer data, as well as the success of our growth drivers, is dependent in varying degrees on the effective and timely operation and support of our information technology systems. If critical information systems fail or these systems or related software or services are otherwise unavailable, if we experience extended delays or unexpected expenses in securing, developing, and otherwise implementing technology solutions to support our growth and operations, or if certain insurance coverages are limited in their capabilities or affordability, it could adversely affect our profitability and/or ability to grow.
The ability to adequately protect our intellectual property or successfully defend against infringement claims by others may have an adverse impact on operations. Additionally, our business relies on the use, validity, and continued protection of certain proprietary information and intellectual property, which include current and future patents, trade secrets, trademarks, service marks, copyrights, and confidentiality agreements, as well as license and sublicense agreements to use intellectual property owned by affiliated entities or third parties. Unauthorized use of our intellectual property by others could result in harm to various aspects of the business and may result in costly and protracted litigation in order to protect our rights. In addition, we may be subject to claims that we have infringed on the intellectual property rights of others, which could subject us to liability, require us to obtain licenses to use those rights at significant cost, or otherwise cause us to modify our operations.
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
Our ability to successfully attract, develop, and retain qualified personnel to staff our selling locations could impact labor costs, sales at existing selling locations, and the successful execution of our growth drivers. Our success depends in part on our ability to attract, motivate, and retain a sufficient number of qualified employees, including inside and outside branch associates, Onsite managers, national account sales representatives, and logistical and administrative support personnel, who understand and appreciate our culture and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the industry is high, particularly for less tenured employees. If we are unable to hire and retain personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and product knowledge, our sales could be materially and adversely affected. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may also delay the planned expansion of our various selling channels.
Changes in customer or product mix, downward pressure on sales prices, and changes in volume or timing of orders have caused and could continue to cause our gross profit percentage to fluctuate or decline in the future. Changes in our customer and product mix have caused our gross profit percentage to decline and could cause our gross profit percentage to further fluctuate or decline. For example, we have experienced a sustained increase in the proportion of our sales attributable to both non-fastener products and national accounts and Onsite customers. Non-fastener products typically have a lower gross profit percentage than fasteners because in many cases non-fastener products are less technical, have shorter supply chains, and are easier to transport. Similarly, national accounts and Onsite customers typically have a lower gross profit percentage than smaller customers by virtue of their scale, available business, and broader offering of products which typically have lower gross profit percentages. Whether and to what extent this adverse mix impact will result in a decline of our gross profit percentage in any given year will depend on the extent to which they are offset by positive impacts to gross profit percentage during such year. Setting aside the circumstances of any given year or period, however, customer and product mix have contributed to the decline of our gross profit percentage over time and, based on the anticipated sources of our future growth, will likely continue to reduce our gross profit percentage into the foreseeable future. There are other variables that could cause our gross profit percentage to decline, including downward pressure on sales prices due to deflation, increases in overseas freight charges, the inability of freight revenue to leverage the expenses associated with our captive trucking fleet, pressure from customers to reduce costs, or increased competition. We could experience reductions in the volume of purchases we make from our suppliers, which could reduce supplier volume allowances. We may not be able to pass higher product costs along to customers if those customers have ready product or supplier alternatives in the marketplace. We experienced a number of these variables in 2023. A softer manufacturing economy caused relative weakness in our more cyclical and higher gross margin fastener product line versus our non-fastener product lines. Similarly, we continued to execute initiatives aimed at accelerating key account penetration, which resulted in relative growth in our lower gross margin national account and Onsite customers. The combination of these two events produced pressure on our product gross profit percentage in 2023 from product and customer mix.
Our operating and administrative expenses could grow more rapidly than net sales which could result in failure to achieve our goals related to leveraging revenue growth into higher net earnings. Over time, we have generally experienced an increase in our operating and administrative expenses, including costs related to payroll, occupancy, freight, and information technology, among others, as our net sales have grown. However, historically, a portion of these expenses has not increased at the same rates as net sales, allowing us to leverage our growth and sustain or expand our operating profit margins. There are various scenarios where we may not be able to continue to achieve this leverage as we have been able to do in the past. For instance, it is typical that when demand declines, most commonly from cyclical or general market factors (though it could be due to customer losses or some other company-specific event), our operating and administrative expenses do not fall as quickly as net sales. It is also possible that in the future we will elect to make investments in operating and administrative expenses that would result in costs growing faster than net sales. In addition, market variables, which include but are not exclusive of labor rates, energy costs, legal costs, and health care costs, could move in such a way as to cause us to not be able to manage our operating and administrative expenses so as to leverage our revenue growth into higher net earnings. Should any of these scenarios, or a combination of them, occur in the future, it is possible that our operating and pre-tax profit margins could decline even if we are able to grow revenue.

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
Our competitive advantage in FMI solutions, which includes industrial vending (FASTVend) and bin stock (FASTStock and FASTBin) tools could be eliminated and, in the case of FASTVend and FASTBin, the loss of key suppliers of equipment and services could be impactful and result in failure to deploy devices. Certain circumstances could lead to a short-term inability to promote and/or install our FMI solutions. We believe we have a competitive advantage in industrial vending and bin stock due to our hardware and software, our local presence (allowing us to service devices and bins more rapidly and with less burden on our customers), our depth of products that lend themselves to being dispensed through industrial vending devices or bin stocks, and, particularly in North America, our distribution strength. These advantages have developed over time; however, other competitors could respond to our expanding industrial vending and bin stock position with highly competitive platforms of their own. Such competition could negatively impact our ability to expand our industrial vending and bin stock tools or negatively impact the economics of that business. In addition, we currently rely on a limited number of suppliers for our vending devices, RFID technology, and IR technology used in our FASTVend and FASTBin platforms. While devices, software, and services can be obtained from other sources, loss of our current suppliers could be disruptive and could result in our failure to meet short- or long-term goals related to the numbers of FASTVend and FASTBin devices we are able to deploy. Certain circumstances may reduce short-term customer receptivity to adopting our FMI services. For instance, during periods of dramatic change in economic activity, some customers may prioritize managing existing operations over adopting new technologies until business circumstances change.
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
Failure to implement an effective Environmental, Social, and Governance (ESG) strategy could result in financial losses or impair our corporate reputation. Customers, suppliers, employees, community partners, shareholders, and regulatory agencies are increasingly scrutinizing our ESG disclosures and practices and factoring the social impact of our policies and practices into whether and how they engage with us. Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include:
•the availability and cost of low- or non-carbon-based energy sources;
•the evolving regulatory requirements affecting ESG standards or disclosures;
•increases in reporting and operating regulations around ESG may result in higher operating expenses and/or capital expenditures that could reduce our profitability and/or cash flow;
•the availability of suppliers that can meet sustainability, diversity, and other ESG standards that we may set;
•the availability of effective and acceptable emission offset technologies or strategies in the event such tools will be necessary to achieve overall emission reduction and mitigation goals; and
•our ability to recruit, develop, and retain diverse talent in our labor markets.
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
The ability to identify new products and product lines, and integrate them into our selling efforts and distribution network, may impact our ability to compete, our ability to generate additional sales, and our profit margins. Our success depends in part on our ability to develop product expertise at our selling locations and through our specialist roles and identify future products and product lines that complement existing products and product lines and that respond to our customers' needs. We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which we compete or trends in new products. In addition, our ability to integrate new products and product lines into our selling locations and distribution network could impact sales and profit margins.
The ability to adequately protect our reputation may have an adverse impact on operations and profitability. The Fastenal name is valuable to our business, as well as to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on our ability to provide high quality products, deliver consistent services, and improve our customer's business operations. Further, information on our company, including our products and services, can be more easily accessed and more quickly disseminated through traditional and social media and digital channels. Should we fail to deliver a positive customer experience or should our public image be tarnished by negative publicity, whether or not based in fact, it could jeopardize our reputation and discourage customers from purchasing our products and services, which in turn could adversely affect our ability to grow our revenues and profitability.
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
Equity Risks
Our stock price will fluctuate, and at times these fluctuations may be volatile. The prices of markets and individual equities tend to fluctuate. These fluctuations commonly reflect events, many of which may be fully or partially outside of our control, that may change investor's perception of our future earnings growth prospects, including changes in economic conditions, ability to execute business strategy, the impacts of public policy, investor sentiment, competitive dynamics, and many other factors. While the sources of stock price fluctuation can be common across companies, the magnitude of these fluctuations can vary for different companies. This is commonly measured by beta, which is an individual stock's volatility in relation to the overall market. Our stock price has traditionally had a high beta value, which means fluctuations in the price of our shares will often be sharper than what is experienced by broader market indices. We can provide no assurance that the above-average historical volatility of our stock versus the broader market will moderate. Volatility in our stock price could also result in the filing of securities class action litigation, which could result in substantial costs and the diversion of our management's time, attention, and resources.
There can be no assurance that our stock price will continue to reflect the current multiple of earnings over time. Stock prices, including ours, are commonly thought to be a function of earnings compounded by a multiple. This is often referred to as a price-to-earnings (P/E) ratio, although other forms of multiples are often utilized by investors to value our company's shares. Historically, investors have given our earnings a higher multiple, or premium, than is typical of the broader industrial sector with which we are typically associated. We believe we have earned this premium by virtue of a long history of superior growth, profitability, and returns. However, to the extent that we fail to successfully execute our growth strategies and/or poorly navigate the risks that surround our business, including those described throughout this section, or to the extent our industry (industrial distribution, or industrial stocks in general) loses favor in the marketplace, there can be no assurance that investors will continue to afford a premium multiple to our earnings which could adversely affect our stock price.
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
General Economic and Operating Risks
Operational Risks
A downturn in the economy or in the principal markets served by us and other factors may affect customer spending, which could harm our operating results. In general, our sales are the result of planned and unplanned customer spending on products used in production of final goods, infrastructure construction, and/or the maintenance of facilities. This spending is affected by many factors, including, among others:
•general business conditions;
•business conditions in our principal markets;
•changes in the value of local currencies relative to our functional currency, the United States dollar,
•interest rates;
•increases (inflation) or decreases (deflation) in the cost of products from our vendors, transportation services, energy and fuel prices, and electrical power rates;
•liquidity in credit markets;
•taxation;
•government regulations and actions;
•the impact on customer demand or availability of goods and services based on labor shortages or work stoppages;
•unemployment trends;
•terrorist attacks and acts of war;
•impact of higher sustained global temperatures (global warming);
•acts of God, which may include, but are not limited to, weather events, earthquakes, pandemics, etc.; and
•other matters that influence customer confidence and spending.
A downturn in either the national or local economies where we operate, or in the principal markets served by us, or changes in any of the other factors described above, could negatively impact sales at our in-market locations, sales through our other selling channels, and the level of profitability of those in-market locations and other selling channels. The primary variable affecting our results in 2023 was a softening in manufacturing sector business conditions.
Products manufactured in foreign countries may cease to be available, which could adversely affect our inventory levels and operating results. We obtain certain of our products, and our suppliers obtain certain of their products, from China, Taiwan, South Korea, and other foreign countries. Our suppliers could discontinue or experience disruption in selling products manufactured in foreign countries at any time for reasons that may or may not be in our control or our suppliers' control, including foreign government regulations, domestic government regulations, disruption in trade relationships and agreements, political unrest, war, disease, labor availability, or changes in local economic conditions. Additionally, the shipment of goods from foreign countries could be delayed by container shipping companies encountering financial, capacity, or other difficulties. Our operating results and inventory levels could suffer if we are unable to promptly replace a supplier or shipper who is unwilling or unable to satisfy our requirements with another supplier or shipper providing products and services of comparable quality and utility.
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
We are exposed to foreign currency exchange rate risk, and changes in foreign exchange rates could increase the cost of purchasing products and impact our foreign sales. Given that we were founded and remain based in the United States and that we are publicly traded in the United States, we report our results based on the United States dollar. Because the functional currency related to most of our non-United States operations is the applicable local currency, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. Fluctuations in the relative strength of foreign economies and their related currencies could adversely impact our ability to procure products at competitive prices and our foreign sales. Historically, our primary exchange rate exposure has been with the Canadian dollar as our Mexican activities are primarily conducted in United States dollars and our non-North American operations are relatively small in scale. There can be no assurance that currency exchange rate fluctuations with the Canadian dollar and other foreign currencies will not adversely affect our results of operations, financial condition, and cash flows. While the use of currency hedging instruments may provide us with protection from adverse fluctuations in currency exchange rates, we are not currently using these instruments and we have not historically hedged this exposure. If we decide to do so in the future, we could potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.
Our current estimates of total market potential as well as the market potential of our business strategies could be incorrect. We believe we have a significant opportunity for growth based on our belief that North American market demand for the products we sell is estimated to exceed $140 billion. This figure is not derived from an independent organization or data source that aggregates and publishes widely agreed-upon demand and market share statistics. Instead, we have identified this figure based on our own experience in the marketplace for our products and by evaluating estimates from other sources. If we have overestimated the size of our market, and in doing so, underestimated our current share of it, the size of our opportunity for growth may not be as significant as we currently believe. Similarly, we have provided estimates of the opportunities we have with some of our specific growth strategies, such as FMI solutions and Onsite locations. Within North America, we believe the potential market opportunity for industrial vending is approximately 1.7 million devices and we have identified over 12,000 customer locations with the potential to implement our Onsite service model within our traditional manufacturing and construction customer base. We have identified additional markets, such as government, healthcare, and academia, and geographies into which we can sell our FMI solutions, which would increase the number of identified potential FMI solutions or Onsite locations. However, our presence in emerging markets and geographies is not as established as is the case in our traditional markets and geographies, which could extend the sales cycle. As is the case for total market size, we use our own experience and data to arrive at the size of these potential opportunities and not independent sources. These estimates are based on our business model today, and the introduction or expansion of other business strategies could cause them to change. In addition, the market potential of a particular business strategy may vary from expectations due to a change in the marketplace (such as changes in customer concentration or needs), a change in the nature of that business strategy, or weaker than anticipated acceptance by customers of that business strategy. We cannot guarantee that our market potential estimates are accurate or that we will ultimately decide to expand our industrial vending or Onsite service models as we anticipate to reach the full market opportunity.
The industrial, construction, and maintenance supply industry is consolidating, which could cause it to become more competitive and could negatively impact our market share, gross profit, and operating income. The industrial, construction, and maintenance supply industry in North America is consolidating, reflecting two factors. First, our customer's needs are evolving to reflect a greater awareness of the total cost and risk of fulfillment and their need to have consistent sources of supply at multiple locations, including outside of North America. Second, providing these capabilities to our customers requires increasing investment in hardware, software, and analytic capabilities that require a certain degree of scale to support. While we believe that in a fragmented market such as exists for industrial supplies these emerging trends favor large distributors such as Fastenal, as the industry consolidates into fewer and larger competitors it may become more difficult to differentiate our product and service offering from that of our competitors. We also continue to see consolidation among our suppliers. This trend could result in fewer and larger suppliers, with greater channel power and negotiating leverage. There can be no assurance we will be able in the future to take effective advantage of the trend toward consolidation within our industry or among our suppliers. In either or both cases, the trend toward consolidation could make it more difficult for us to maintain our growth and/or gross and operating profit. Furthermore, as our industrial customers face increased foreign competition, and potentially lose business to foreign competitors, or shift their operations overseas in an effort to reduce expenses, we may face increased difficulty in growing and maintaining our market share.
The occurrence of a widespread public health crisis could have a material adverse effect on our business, results of operations, and financial condition. A public health crisis, if sufficiently widespread as to affect economic activity, could negatively impact our business. Mitigation efforts and prescriptions may be facilitated by regulatory authorities, which could limit our flexibility to pursue alternative, potentially more favorable, means of limiting these negative impacts. The effects on our business efforts to mitigate the effects of the crisis may include a reduction in demand, inefficiencies due to workplace accommodations, reduced availability of personnel, supply chain disruption, or constraints on product availability, among other difficulties. In any such event, the severity, duration, and extent of the crisis can be difficult to predict, which can make it difficult to anticipate the magnitude and length of the impact on our sales, profits, and/or cash flow. It can also be difficult to anticipate what the effect on business conditions will be as the impacts of any public health crisis fades and mitigating policies are reversed.
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

Tax laws and regulations require compliance efforts that can increase our cost of doing business and changes to these laws and regulations could impact financial results. We are subject to a variety of tax laws and regulation in the jurisdictions in which we operate. Maintaining compliance with these laws can increase our cost of doing business and failure to comply could result in audits or the imposition of fines or penalties. Further, our future effective tax rates in any of these jurisdictions could be affected, positively or negatively, by changing tax priorities, changes in statutory rates, and/or changes in tax laws or the interpretation thereof. In 2022, the Inflation Reduction Act was passed which contained tax-related provisions. We did not experience, and do not anticipate experiencing in the near future, any meaningful impact to our tax rates from the legislation.
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
We are subject to litigation risk due to the nature of our business, which may have a material adverse effect on our business. From time to time, we are involved in lawsuits or other legal proceedings that arise from business transactions or the operation of our business. Due to the nature of our business, these proceedings may, for example, relate to product liability claims, commercial disputes, suits arising from our trucking operations, or employment matters. In addition, we could face claims over other matters, such as claims arising from our status as a government contractor, intellectual property matters, or corporate or securities law matters. The defense and ultimate outcome of lawsuits or other legal proceedings may result in higher operating expenses, which could have a material adverse effect on our business, financial condition or results of operations.
Credit and Liquidity Risks
Tight credit markets could impact our ability to obtain financing on reasonable terms or increase the cost of existing or future financing and interest rate fluctuations could adversely impact our results. As of December 31, 2023, we had $260.0 of outstanding debt obligations, all in the form of senior unsecured promissory notes issued under our master note agreement (the Master Note Agreement). The notes issued under our Master Note Agreement carry a fixed interest rate and consist of five series and are described in further detail in Note 9 of the Notes to Consolidated Financial Statements in this Form 10-K. We also have borrowing capacity under our revolving credit facility (the Credit Facility) of $835.0, but no loans were outstanding as of December 31, 2023. Loans under the Credit Facility generally bear interest at a rate per annum equal to Daily Simple Secured Overnight Financing Rate (SOFR), the rate on which may vary daily, and mature on September 28, 2027.
We currently have the capacity under our Credit Facility and Master Note Agreement to increase borrowings in the future to finance stock purchases, dividends, capital expenditures, working capital additions, acquisitions, or other investments. Should we seek to increase our borrowings during periods of volatility and disruption in the United States credit markets, financing may become more costly and more difficult to obtain. This was not a material consideration in 2023. The cost of servicing any existing balances on our Credit Facility could increase if interest rates increase due to the SOFR-based interest rate provided for under our Credit Facility.
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have established processes and procedures for ensuring the confidentiality, integrity, and availability of data. These processes are in place to assess, identify, and manage material risks from cybersecurity threats. Annual risk assessments are performed and incorporated as part of our Enterprise Risk Management (ERM) organizational process, which is overseen by our Board of Directors (the Board) and the Audit Committee, along with Executive Leadership. Our information security management system (ISMS) program is aligned to ISO 27001, which is an international standard to manage information security. ISO 27001 is published by the International Organization for Standardization (ISO), the world's largest developer of voluntary standards, and the International Electrotechnical Commission (IEC).
Our information technology (IT) security department, led by our Senior Vice President (SVP) IT Infrastructure & Security, is tasked with monitoring cybersecurity and operational risks related to information security and system disruption. The team employs measures designed to protect against, detect, and respond to cybersecurity threats, and has implemented processes and procedures aligned with our information security management system to support and promote resilient programs. This includes:
•Enterprise security framework and cyber security standards;
•Cyber security awareness and training plans;
•Security assessments and monitoring;
•Restricted physical access to critical areas, servers, and network equipment;
•Incident response, crisis management, business continuity, and disaster recovery plans; and
•Third-party IT vendor risk management process to identify, assess, and manage risks presented by our IT vendors and business partners.
Our IT security department maintains a playbook to respond to potential cybersecurity threats. We conduct tabletop exercises for tactical response readiness, perform regular security scans of our environment both from an external and internal perspective, as well as work with a qualified third-party vendor to perform penetration tests of our environment. Any identified risks are included in our overall risk management program, and internal and external auditors validate our IT controls on a regular basis.
We conduct organization-wide cybersecurity training and compliance exercises in connection with our information security program. This training consists of educational material and compliance testing administered to all of our employees, which is tracked and recorded throughout the year. Results and progress are shared with Executive Leadership, the Audit Committee, and the Board. Employee phishing tests are conducted on a regular basis. Employees who do not follow protocol are redirected for additional training.
We have implemented an IT vendor risk management policy that provides guidance in managing risks associated with IT vendors and business partners. We have also established a third-party risk management program and conduct pre-onboarding security assessments and annual re-assessments of our service providers to collect, track, and manage third-party security controls based upon the risk presented to the business. Any issues identified during assessment are tracked through to remediation.
Governance
Our Board of Directors and Audit Committee are actively engaged in the oversight of our risk management, including cybersecurity risk. The Audit Committee receives quarterly reports on information security from our SVP IT Infrastructure & Security. Additionally, Executive Leadership is briefed on information security at least quarterly by members of our IT security, compliance, governance, and audit teams. The Audit Committee of the Board is responsible for overseeing our risk exposure to information security, cybersecurity, and data protection, as well as the steps management has taken to monitor and control such exposures.
Our IT security department, which assesses and manages our risks from cybersecurity threats, is led by our SVP IT Infrastructure & Security, who reports to our Senior EVP IT. Additional oversight for assessing and managing cybersecurity risk include Executive sponsors, Information Technology, Human Resources, IT Governance Risk and Compliance, Internal Audit, and Legal, as well as members of our Information Security Risk Council, IT Risk Committee, and Enterprise Risk Management teams.
We have in place an incident response plan to identify, protect, detect, respond to, and recover from cybersecurity threats and incidents. The Information Security Risk Council, Executive Leadership, the Audit Committee, and the Board are notified of any material cybersecurity incidents through an established escalation process. Additionally, we maintain a qualified third-party vendor relationship which is available to the team for on-demand incident response and investigation, as needed.

The IT security department team members have degrees applicable to cybersecurity, including Bachelors in Information Systems, Computer Science, Management Information Systems and/or Masters in Cybersecurity, and hold professional certifications, including Certified Information Systems Security Professional, Offensive Security Certified Professional, Global Information Assurance Certification (GIAC) Defensible Security Architecture, GIAC Forensic Examiner, GIAC Incident Handling, and GIAC Open Source Intelligence. Our SVP IT Infrastructure & Security holds a Cybersecurity and Privacy Law Certificate from Mitchell Hamline School of Law, and has 28 years of experience in systems, network, and database administration. Additionally, our Senior IT security department manager is an Offensive Security Certified Professional, and holds GIAC Security Leadership (GSLC), with over 25 years of experience in network performance, availability, and protection.
Impact of Cybersecurity Threats
There have been no previous cybersecurity incidents which have materially affected us to date, including our business strategy, results of operations or financial condition. However, any future potential risks from cybersecurity threats, including but not limited to exploitation of vulnerabilities, ransomware, denial of service, supply chain attacks, or other similar threats may materially affect us, including our execution of business strategy, reputation, results of operations and/or financial condition.

ITEM 2. PROPERTIES
Note – Information in this section is as of December 31, 2023, unless otherwise noted.
We own, and in some cases, lease, the following facilities, excluding selling locations:

Location	Purpose	Leased	Tote Locations (ASRS)(1)		Approximate Square Feet
Winona, Minnesota	Distribution center and home office		246,000		331,000
Indianapolis, Indiana	Distribution center		547,000	(2)	1,078,000
Akron, Ohio	Distribution center		103,000		188,000
Scranton, Pennsylvania	Distribution center		104,000		187,000
Denton, Texas	Distribution center(3)		41,000	(4)	263,000
Atlanta, Georgia	Distribution center		77,000		252,000
Seattle, Washington	Distribution center		140,000		238,000
Modesto, California	Distribution center and manufacturing facility		69,000		328,000
Salt Lake City, Utah	Distribution center and packaging facility (three buildings)(5)	X	—		153,000
High Point, North Carolina	Distribution center (two buildings)(6)		132,000		829,000
Kansas City, Kansas	Distribution center		170,000		462,000
Jackson, Mississippi	Distribution center		—		271,000
Kitchener, Ontario, Canada	Distribution center		128,000		242,000
Edmonton, Alberta, Canada	Distribution center	X	—		38,000
Apodaca, Nuevo Leon, Mexico	Distribution center	X	—		46,000
Dordrecht, Netherlands	Distribution center	X	—		39,000
Saint Helens, United Kingdom	Distribution center	X	—		14,000
Shanghai, China	Local re-distribution center	X	—		12,000

(1)	Total number of tote locations for small parts storage included in facilities with an ASRS.
(2)	This property contains an ASRS with capacity of 52,000 pallet locations, in addition to the 547,000 tote locations for small parts.
(3)	As of May 2023, we no longer lease space for distribution-related activities. In 2024, an additional ASRS will go live at this property.
(4)	This facility contains an ASRS with capacity of 14,000 pallet locations, in addition to the 41,000 tote locations for small parts.
(5)	During 2021, we acquired land for future expansion of our distribution center in Magna, Utah, and, as of November 2023, earthwork is underway. This building is expected to be complete in June of 2025 and will be approximately 290,000 square feet.
(6)	In December 2018, we purchased an additional distribution center in High Point, North Carolina with approximately 750,000 total square feet. Approximately 395,000 square feet will be leased by the building's previous owner until December 2024. We currently utilize approximately 355,000 square feet for distribution activities.

We also own, and in some cases, lease, the following support facilities, excluding selling locations:

Location	Purpose	Leased	Approximate Square Feet
Winona, Minnesota	Manufacturing facility		121,000
Indianapolis, Indiana	Manufacturing facility		198,000
Houston, Texas	Manufacturing facility		122,000
Wallingford, Connecticut	Manufacturing facility		177,000
Rockford, Illinois	Manufacturing facility		101,000
Johor, Malaysia	Manufacturing facility		30,000
Brno-Lisen, Czech Republic	Manufacturing facility	X	20,000
Leeds, United Kingdom	Manufacturing facility	X	28,000
Winona, Minnesota	Multiple facilities for office space, storage, and packaging operations		421,000
Bangalore, India	International information technology office	X	45,000
In addition, we own 154 buildings that house our in-market locations in various cities throughout North America.
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
Our shares are traded on The Nasdaq Stock Market under the symbol 'FAST'. As of January 19, 2024, there were approximately 900 record holders of our common stock, which include nominees or broker dealers holding stock on behalf of an estimated 662,000 beneficial owners.
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during each of the last three months of 2023:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2023	0	$0.00	0	6,200,000
November 1-30, 2023	0	$0.00	0	6,200,000
December 1-31, 2023	0	$0.00	0	6,200,000
Total	0	$0.00	0	6,200,000

(1)	As of December 31, 2023, we had remaining authority to repurchase 6,200,000 shares under the July 12, 2022 authorization. This authorization does not have an expiration date.
Purchases of shares of our common stock, if applicable, are described later in this Form 10-K under the heading 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations' under 'Liquidity and Capital Resources' - 'Stock Purchases'.

Fastenal Company Common Stock Comparative Performance Graph
Set forth below is a graph comparing, for the five years ended December 31, 2023, the yearly cumulative total shareholder return on our common stock with the yearly cumulative total shareholder return of the S&P 500 Index and the Dow Jones US Industrial Suppliers Index.
The comparison of total shareholder returns in the performance graph assumes that $100 was invested on December 31, 2018 in Fastenal Company, the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index, and that dividends were reinvested when and as paid.
Comparison of Five-Year Cumulative Total Return Among Fastenal Company, the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index

350
300
250
200
150
100
50
2018
2019
2020
2021
2022
2023
Fastenal Company
S&P 500 Index
Dow Jones US Industrial Suppliers Index

	2018	2019	2020	2021	2022	2023
Fastenal Company	$100.00	145.04	198.08	265.50	200.88	283.77
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
Dow Jones US Industrial Suppliers Index	100.00	132.23	167.18	223.37	193.89	287.68
Note - The graph and index table above were obtained from Zacks SEC Compliance Services Group.
ITEM 6.RESERVED

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements and should be read in conjunction with those consolidated financial statements. This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons for the current year and the prior year. Discussions of 2021 items can be found in 'Management's Discussion and Analysis of Financial Condition and Results of Operations' in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 31, 2022.
Business and Operational Overview
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of more than 3,400 in-market locations. Our largest end market is manufacturing. Sales to these customers includes products for both original equipment manufacturing (OEM), where our products are consumed in the final products of our customers, and manufacturing, repair and operations (MRO), where our products are consumed to support the facilities and ongoing operations of our customers. We also service general and commercial contractors in non-residential end markets as well as farmers, truckers, railroads, oil exploration companies, oil production and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our branches, Onsite locations, and customers are primarily located in North America, though we continue to grow our non-North American presence as well.
It is helpful to appreciate several aspects of our marketplace: First, it is big. We estimate the North American marketplace for industrial supplies is in excess of $140 billion per year (and we have expanded beyond North America) and no company has a significant portion of this market. Second, many of the products we sell are individually inexpensive, but the cost and time to manage, procure, and transport these products can be quite meaningful. Third, many customers prefer to reduce their number of MRO and OEM suppliers to simplify their business, while also utilizing various technologies and models (including our local branches when they need something quickly or unexpectedly) to improve availability and reduce waste. Lastly, we believe the markets are efficient. In our view, this means that companies who grow market share are those that develop differentiated capabilities that provide the greatest value to the customer.
Our approach to addressing these aspects of our marketplace is captured in our motto Growth Through Customer Service® and our tagline Where Industry Meets Innovation™. The concept of growth is simple: find more customers every day that value the services we provide and increase our activity with them. However, execution is hard work. First, we recruit service-minded individuals to support customers and empower them to operate in a decentralized fashion to maximize their flexibility to solve customer problems. We support these customer-facing resources with a supply chain capability that is speedy, efficient, and cost-effective. This has formed the foundation of our high-touch model since inception. Second, we invest in, develop, and deploy capabilities that allow us to illuminate and provide greater control over a customer's supply chain. These capabilities range from service models that take advantage of our local presence and/or our ability to more efficiently manage complex procurement needs, to hardware and software technologies that promote actionable data capture, improve operating efficiencies, and reduce supply chain risk. Third, we strive to generate strong profits, which produce the cash flow necessary to support our growth, our product and technology development, and the needs of our customers.
The ultimate aim of this 'high-touch, high-tech' approach to gaining market share is to allow us to get closer to our customers, going so far as to be right to the point of consumption within customers' facilities. Marrying our presence, capabilities and technologies deepens our relationships and our understanding of our customers' day-to-day opportunities and obstacles. This, in turn, enhances our ability to provide innovative and comprehensive solutions to our customers' challenges. By doing these things every day, Fastenal remains a growth-centric organization.

Executive Overview
The following table presents a performance summary of our results of operations for the periods ended December 31:

	2023	2022	YOY Change	2021	YOY Change
Net sales	$7,346.7	6,980.6	5.2%	$6,010.9	16.1%
Business days	253	254		253
Daily sales	$29.0	27.5	5.7%	$23.8	15.7%
Gross profit	$3,354.5	3,215.8	4.3%	$2,777.2	15.8%
% of net sales	45.7%	46.1%		46.2%
Operating and administrative expenses	$1,825.8	1,762.2	3.6%	$1,559.8	13.0%
% of net sales	24.9%	25.2%		26.0%
Operating income	$1,528.7	1,453.6	5.2%	$1,217.4	19.4%
% of net sales	20.8%	20.8%		20.3%
Earnings before income taxes	$1,522.0	1,440.0	5.7%	$1,207.8	19.2%
% of net sales	20.7%	20.6%		20.1%
Net earnings	$1,155.0	1,086.9	6.3%	$925.0	17.5%
Diluted net earnings per share	$2.02	1.89	6.7%	$1.60	17.8%

Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the United States) in the period.
2023 was a year of modest economic contraction in our key markets. The Institute for Supply Management's Purchasing Manager's Index (PMI) for the United States averaged 47.1 for the full year and remained below 50, the threshold demarcating manufacturing growth or contraction, every month. Industrial Production for the United States reflected moderating business activity, with markets that are most relevant to us, such as Fabricated Metals and Machinery, declining at an accelerating rate through the year. In addition, inflation in product costing flattened out, with some deflation emerging in fastener products. The combined effect of these dynamics was to produce daily sales growth in 2023 that slowed appreciably from 2022. We continued to migrate to a key accounts-focused model, expand our Onsite footprint, grow our installed base of FMI hardware, and lift the proportion of sales that run through our Digital Footprint. The efficiencies these investments provide and good organizational control of discretionary expenses allowed us to achieve a stable operating profit margin despite the challenges stemming from this slower and less inflationary environment. We also produced record operating cash flow which, combined with our confidence in the future cash generation capability of our business model, allowed us to pay a supplemental fifth dividend in the fourth quarter of 2023.
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

	Q4 2023	Q4 2022	Twelve-month % Change
Selling personnel - absolute employee headcount	16,512	15,898	3.9%
Selling personnel - FTE employee headcount	15,070	14,476	4.1%
Total personnel - absolute employee headcount	23,201	22,386	3.6%
Total personnel - FTE employee headcount	20,721	19,854	4.4%

Number of branch locations	1,597	1,683	-5.1%
Number of active Onsite locations	1,822	1,623	12.3%
Number of in-market locations	3,419	3,306	3.4%
Weighted FMI devices (MEU installed count)	113,138	102,151	10.8%

During the last twelve months, we increased our total FTE employee headcount by 867. This reflects an increase in our total FTE selling personnel of 594 to support growth in the marketplace and sales initiatives targeting customer acquisition. We had an increase in our distribution and transportation FTE personnel of 124 to support increased product throughput at our facilities and to expand our local inventory fulfillment terminals (LIFTs). We had an increase in our remaining FTE personnel of 149 that relates primarily to personnel investments in information technology, manufacturing, and operational support, such as purchasing and product development.
The table below summarizes the number of branches opened and closed, net of conversions, as well as the number of Onsites activated and closed, net of conversions during the periods presented.

	Twelve-month Period
	2023	2022
Branch openings	10	12
Branch closures, net of conversions	(96)	(122)

Onsite activations	329	306
Onsite closures, net of conversions	(130)	(99)
Our in-market network forms the foundation of our business strategy. In recent years, we have seen a gradual increase in our in-market locations because of significant growth in Onsites and, to a lesser degree international branches, which has more than overcome a meaningful decline in our traditional branch network. In any period, the number of locations closed tends to reflect normal churn in our business, whether due to redefining or exiting customer relationships, the shutting or relocation of customer facilities that host our locations, or a customer decision, as well as our ongoing review of underperforming locations. We will continue to open or close locations to sustain and improve our network, support our growth drivers, and manage our operating expenses. However, we believe the strategic rationalization that has produced the meaningful decline in our traditional branch network in the United States and Canada since 2013 is largely completed, and we expect reduced closing activity beginning in 2024.
CURRENT YEAR RESULTS ENDED 2023
Results of Operations
The following table sets forth consolidated statements of earnings information (as a percentage of net sales) for the periods ended December 31:

	2023	2022
Net sales	100.0%	100.0%
Gross profit	45.7%	46.1%
Operating and administrative expenses	24.9%	25.2%
Operating income	20.8%	20.8%
Net interest expense	-0.1%	-0.2%
Earnings before income taxes	20.7%	20.6%

Note – Amounts may not foot due to rounding difference.
Sales
The table below sets forth net sales and daily sales for the periods ended December 31, and changes in such sales from the prior period to the more recent period:

	2023	2022
Net sales	$7,346.7	6,980.6
Percentage change	5.2%	16.1%
Business days	253	254
Daily sales	$29.0	27.5
Percentage change	5.7%	15.7%
Daily sales impact of currency fluctuations	-0.3%	-0.5%
The increase in net sales noted above for 2023 was due to higher unit sales of MRO, OEM, and construction supplies, as well as higher pricing as further set forth below.

We believe higher unit sales in 2023 were primarily a result of our ability to gain market share, as most measures of industrial activity were flat to down throughout the period. Despite this challenging environment, in 2023 we produced net sales growth of 5.2% and, owing to one fewer selling day in the period, daily sales growth of 5.7%. Growth was led by our transportation customers, which includes sales to transportation services customers as the warehousing operations of retailer-oriented customers, and manufacturing end markets, which benefit disproportionately from our shift to a key account model. Our non-residential construction and reseller customers contracted during the period, which we believe is due to our shift to a key account model which tends to de-emphasize walk-in, over-the-counter, and infrequent transactions.
Price contributed 160 to 190 basis points to our net sales growth in 2023. This contribution to growth from price was primarily due to easier comparisons in the first six months of 2023. For instance, in the first six months of 2023 contribution to growth from price averaged 240 to 270 basis points, while in the third and fourth quarters of 2023 contribution to growth from price averaged 110 to 140 basis points and 50 to 80 basis points, respectively.
We increased total Onsite locations, the installed base of FMI devices, and our Digital Footprint in 2023, which enhanced the value we provide to our customers and supported our growth and efficiency. The rate of penetration we achieved with these growth drivers was uneven, however. We signed 326 Onsites in 2023, below our goal at the start of 2023 of 375 to 400 units and slightly below the prior year signings of 356 units. We signed 24,126 FMI MEUs, meeting our goal at the start of 2023 of 23,000 to 25,000 MEUs and meaningfully above the prior year signings of 20,735 MEUs. We expanded the proportion of our sales running through our Digital Footprint to 56.1%, below our goal at the start of 2023 of 65.0% but above the prior year level of 49.3%.
Sales by Product Line
From a product standpoint, we have three categories: fasteners, safety supplies, and other product lines, the latter of which includes eight smaller product categories, such as tools, janitorial supplies, and cutting tools. The percent of sales in the periods below were as follows:

	2023	2022
Fasteners	32.4%	34.0%
Safety supplies	21.2%	20.8%
Other product lines	46.4%	45.2%
The shifts in product mix in 2023 compared to 2022 are largely attributable to two factors. First, fasteners are more heavily oriented toward production of final goods than maintenance, which results in greater susceptibility to periods of weaker industrial production. Second, pricing for fasteners has decelerated at a faster pace than non-fastener products. These dynamics produced a meaningful divergence in the daily sales growth rates of our fastener versus our non-fastener product lines in 2023.
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
Annual Sales Changes, by Month
During the months noted below, all of our selling locations, when combined, had a DSR change of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2023	11.2%	9.6%	6.8%	7.8%	5.2%	4.7%	3.7%	3.6%	5.0%	1.9%	3.8%	5.3%
2022	14.9%	21.3%	19.1%	20.3%	17.6%	16.0%	18.1%	16.1%	13.7%	13.6%	10.2%	8.0%

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
The table below shows the pattern to the sequential change in our daily sales. The line labeled 'Benchmark' is a historical average of our sequential daily sales change for the trailing five year average that excludes 2020. We have excluded 2020 from the average as the effects of the pandemic created unusual sequential patterns that we do not consider representative of normal trends. We believe this time frame serves to show the historical pattern and could serve as a benchmark. The '2023' and '2022' lines represent our actual sequential daily sales changes. The '23Delta' and '22Delta' lines indicate the difference between the 'Benchmark' and the actual results in the respective year. Under normal circumstances, the sequential trends shown below are directly linked to fluctuations in our end markets. Further, in any given month it is possible to get significant deviation from the benchmark.
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

	Jan.(1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Cumulative Change from Jan. to Oct.
Benchmark (2)	0.2%	1.5%	3.8%	-0.5%	2.7%	2.0%	-3.1%	2.9%	3.6%	-1.9%	11.2%
2023	-0.4%	1.7%	1.0%	-0.2%	0.7%	-0.2%	-2.6%	1.3%	4.0%	-3.0%	2.3%
23Delta	-0.6%	0.1%	-2.9%	0.2%	-2.0%	-2.1%	0.5%	-1.6%	0.4%	-1.1%	-8.8%
2022	1.7%	3.1%	3.6%	-1.2%	3.2%	0.2%	-1.6%	1.3%	2.7%	-0.1%	11.7%
22Delta	1.5%	1.6%	-0.2%	-0.7%	0.6%	-1.7%	1.5%	-1.6%	-0.9%	1.8%	0.5%

(1)	The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.

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

A graph of the sequential daily sales change patterns discussed above, starting with a base of '100' in the previous October and ending with the next October, would be as follows:

Sequential Daily Sales Change
120
110
100
90
Previous Oct.
Jan.
Feb.
Mar.
Apr.
May
June
July
Aug.
Sept.
Oct.
Benchmark
2023
2022

End Market Performance
We estimate approximately 70% to 75% of our business is with customers engaged in some type of manufacturing, a significant subset of which finds its way into the heavy equipment market. The DSR change to our manufacturing customers, when compared to the same period in the prior year, was as follows:

DSR change - manufacturing customers	Q1	Q2	Q3	Q4	Annual
2023	14.4%	10.4%	6.2%	4.7%	8.9%
2022	23.9%	23.1%	22.6%	16.0%	21.3%
We estimate approximately 25% to 30% of our business is with customers engaged in a wide range of activities, none of which individually constitute 10% of sales. This includes non-residential construction, reseller, transportation, and government customers. The DSR change to these remaining non-manufacturing customers, when compared to the same period in the prior year, was as follows:

DSR change - non-manufacturing customers	Q1	Q2	Q3	Q4	Annual
2023	-3.7%	-5.3%	-1.3%	0.9%	-2.4%
2022	6.9%	6.9%	1.0%	-0.8%	3.5%

Product Performance
Our products fall into two functional subsets: (1) original equipment manufacturing (OEM) parts, which become part of a customer's finished good and (2) maintenance, repair, and operation (MRO), which maintain the facilities and equipment used by our customers.
While certain products in our other product categories have an OEM application, such as welding consumables or metal cutting carbides, the majority of our sales for OEM applications are of fasteners. As a result, the best way to understand the change in our production business is to examine the results in our fastener product line (which represents 30% to 35% of our business). From a company perspective, the DSR change of fasteners, when compared to the same period in the prior year, was as follows (note: this information includes all end markets):

DSR change - fasteners	Q1	Q2	Q3	Q4	Annual
2023	7.0%	0.0%	-2.0%	-2.3%	0.7%
2022	24.6%	21.2%	18.2%	9.1%	18.1%
By contrast, while we do sell significant quantities of MRO fasteners, the best way to understand the change in our MRO business is to examine the results in our non-fastener product lines, which include safety, tools, janitorial, and other products. From a company perspective, the DSR change of non-fasteners, when compared to the same period in the prior year, was as follows (note: this information includes all end markets):

DSR change - non-fasteners	Q1	Q2	Q3	Q4	Annual
2023	10.3%	9.2%	7.5%	6.6%	8.4%
2022	15.0%	16.0%	14.4%	11.6%	14.2%
Our non-fastener business is not immune to the impact of industrial cycles, but because it is more dependent on whether a facility is operating than how much product that facility is producing, it does tend to exhibit less volatility in its growth than our fastener business. We also expect growth of our non-fastener products to outperform growth of our fastener products over the course of a cycle. This reflects three things: the non-fastener market is larger than the fastener market, we are under penetrated in the non-fastener market relative to the fastener market, and industrial vending lends itself to sales of non-fastener products.
Gross Profit
The gross profit percentage during each period was as follows:

	Q1	Q2	Q3	Q4	Annual
2023	45.7%	45.5%	45.9%	45.5%	45.7%
2022	46.6%	46.5%	45.9%	45.3%	46.1%
Our gross profit, as a percentage of net sales, was 45.7% in 2023 and 46.1% in 2022. This decrease was primarily related to two factors. First, in 2023 customer and product mix had a negative effect on our gross profit percentage. We continued to experience relatively strong growth from larger customers, including Onsites, and non-fastener products, each of which tend to have a lower gross profit percentage than our business as a whole. Second, we had higher organizational/overhead costs, including from higher inbound freight costs and working capital needs being relieved from inventory and generating higher period costs. These negative effects were partly offset by favorable freight costs, which reflects elevated domestic freight revenue leveraging what are relatively stable costs to support our captive fleet, lower expenses related to external freight providers, and lower fuel costs.
Operating and Administrative Expenses
Our operating and administrative expenses, as a percentage of net sales, improved to 24.9% in 2023 from 25.2% in 2022. This primarily reflected improvement, as a percentage of net sales, in employee-related expenses as bonuses and commissions were down as a result of slower sales and profit growth in 2023 versus the prior year.
The percentage change in employee-related, occupancy-related, and all other operating and administrative expenses compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total Operating and Administrative Expenses	Twelve-month Period
		2023	2022
Employee-related expenses	70% to 75%	3.4%	14.7%
Occupancy-related expenses	15% to 20%	4.2%	2.6%
All other operating and administrative expenses	10% to 15%	4.2%	18.5%

Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes.
Our employee-related expenses increased in 2023 from 2022. This was related to higher base pay and employment taxes as a result of increased FTE during the period and moderate wage inflation. This was partly offset by a decline in bonuses reflecting slower sales and profit growth versus the prior year.
The table below summarizes the percentage change in our FTE headcount at the end of the periods presented compared to the end of the prior period:

	Twelve-month Period
	2023	2022
Selling personnel (1)	4.1%	7.9%
Distribution/Transportation personnel	4.2%	8.4%
Manufacturing personnel	0.1%	12.4%
Organizational support personnel (2)	8.6%	9.5%
Total personnel	4.4%	8.3%

(1)	Of our Selling Personnel, 80%-85% are attached to a specific in-market location.
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

Occupancy-related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our branches and distribution locations, and (4) industrial vending equipment and bins utilized as part of FMI services (we consider this hardware to be a logical extension of our in-market operations and classify the depreciation and repair costs as occupancy expenses).
Our occupancy-related expenses increased in 2023 from 2022. This was related to: slightly higher depreciation and expenses related to a higher installed base of our FMI suite of technologies; moderately higher costs and depreciation for the maintenance, upgrade, and installation of equipment in hub and non-hub facilities; and a slight rise in branch rents related to higher inflation and branch size.
All other operating and administrative expenses include: (1) selling-related transportation, (2) information technology (IT) expenses, (3) general corporate expenses, which consists of legal expenses, general insurance expenses, travel and marketing expenses, etc., and (4) sales of property and equipment.
Combined, all other operating and administrative expenses increased in 2023 from 2022. This was related to: higher spending on information technology; higher general insurance costs; increased spending on travel and supplies; and higher bad debt expense. These elements were only partly offset by increased contributions from our supplier collaboration programs and increased income from asset sales related to our field truck fleet.
Net Interest
Our net interest expense was $6.7 in 2023 compared to $13.6 in 2022. We carried lower average debt balances in 2023 relative to the prior year, with cash generated from working capital reductions enabling us to reduce outstanding revolver debt under our Credit Facility. This was only partly offset by slightly higher average rates against borrowings under our Credit Facility due to changing interest rate levels in the marketplace. We also generated higher interest income in 2023 relative to the prior year.
Income Taxes
We recorded income tax expense of $367.0 in 2023, or 24.1% of earnings before income taxes, compared to $353.1 in 2022, or 24.5% of earnings before income taxes. The decrease in our tax rate in 2023 is due primarily to an increase in the tax benefit associated with the exercise of stock options.

Net Earnings
Net earnings, net earnings per share (EPS), the percentage change in net earnings, and the percentage change in EPS, were as follows:

Dollar Amounts	2023	2022
Net earnings	$1,155.0	1,086.9
Basic EPS	2.02	1.89
Diluted EPS	2.02	1.89

Percentage Change	2023	2022
Net earnings	6.3%	17.5%
Basic EPS	6.7%	17.7%
Diluted EPS	6.7%	17.8%
	2023	2022
Tax Rate	24.1%	24.5%
During 2023, net earnings per share increased, primarily due to higher sales, lower net interest expense, a lower tax rate, and lower average fully diluted shares outstanding as a result of our buying back shares in 2022.
Liquidity and Capital Resources
Net Cash Provided by Operating Activities
Net cash provided by operating activities in dollars and as a percentage of net earnings were as follows:

	2023	2022
Net cash provided	$1,432.7	941.0
% of net earnings	124.0%	86.6%
In 2023, we experienced an increase in our operating cash flow as a percentage of net earnings. The improvement in operating cash flow in 2023, as a percent of net earnings, reflects the reduced demand for working capital as a result of an improved supply chain and, to a lesser degree, slower business activity relative to the prior year.
Trade Working Capital Assets
The following table sets forth the dollar and percentage change in accounts receivable, net, inventories, and accounts payable for the period ended December 31:

		Twelve-month Dollar Change	Twelve-month Percentage Change
	2023	2023	2023
Accounts receivable, net	$1,087.6	74.4	7.3%
Inventories	1,522.7	(185.3)	-10.8%
Trade working capital	$2,610.3	(110.9)	-4.1%

Accounts payable	$264.1	9.2	3.6%
Trade working capital, net	$2,346.2	(120.1)	-4.9%

Net sales in last three months	$1,758.6	63.0	3.7%
Note – Amounts may not foot due to rounding difference.
In 2023, the annual growth in net accounts receivable is primarily attributable to three factors. First, our receivables increased as a result of growth in sales to our customers. Second, we continue to experience a shift in our mix due to relatively stronger growth from national account customers, which tend to carry longer payment terms than our non-national account customers. Third, and to a lesser degree, customers have historically delayed payments at the end of years that are economically challenged, and we saw that effect in 2023.

Our inventory balances over time will respond to business activity, though various factors produce a looser relationship to our monthly sales patterns than we tend to experience in accounts receivable. One reason for this is because it is cyclical. We source significant quantities of product from overseas, and the lead time involved in procuring these products is typically longer than the visibility we have into future monthly sales patterns. As a result, trends in our inventory will often lag trends in economic conditions. A second reason relates to product cost and the length of our supply chain. A significant proportion of our products, particularly fasteners, are sourced from Asia and transported primarily by ship and rail to our North American network for sale. This requires us to purchase a meaningful quantity of our products months in advance of those products being available for sale in our North American facilities. Product that is in transit is in our inventory but is not available for sale, which can create a lag in our ability to adjust inventory levels or costs in response to rapid changes in economic or cost conditions. A third reason for increases in our inventory balances is our growth drivers, including our FMI offerings, Onsite channel, and international expansion, all of which tend to require significant investments in inventory.

In 2023, our inventories decreased, reflecting the absence of supply chain disruptions from the prior year. Our response at the time was to deepen our inventory as a means of maintaining high service to our customers, particularly for imported inventory. Dissipation of these disruptions has allowed us to shorten our product ordering cycle. It is also likely that slower business activity reduced the level of inventory our customers required us to maintain to meet their production needs.
In 2023, the annual growth in accounts payable was primarily attributable to our product purchases increasing to support the growth in our business. The growth in our accounts payable balance is below the growth in our sales, which reflects the dissipation of supply chain disruptions from the prior year. This allowed us to shorten our product ordering cycle in 2023 versus 2022.
The approximate percentage mix of inventory stocked at our selling locations versus our distribution center and manufacturing locations was as follows at year end:

	2023	2022
Selling locations	64%	58%
Distribution center and manufacturing locations	36%	42%
Total	100%	100%
Lease Obligations
We have facilities, equipment, and vehicles leased under operating leases. A discussion of our lease obligations is contained in Note 8 of the Notes to Consolidated Financial Statements.
Net Cash Used in Investing Activities
Net cash used in investing activities in dollars and as a percentage of net earnings were as follows:

	2023	2022
Net cash used	$161.2	163.0
% of net earnings	14.0%	15.0%
Our net cash used in investing activities in 2023 was comparable to 2022 and primarily related to investments for net capital expenditures.
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

Set forth below is a recap of our 2023 and 2022 net capital expenditures in dollars and as a percentage of net sales and net earnings:

	2023	2022
Manufacturing, warehouse and packaging equipment, industrial vending equipment, and facilities	$83.9	97.8
Shelving and related supplies for in-market location openings and for product expansion at existing in-market locations	24.0	21.5
Data processing software and equipment	33.4	30.6
Real estate and improvements to branch locations	7.0	12.4
Vehicles	24.5	11.5
Purchases of property and equipment	172.8	173.8
Proceeds from sale of property and equipment	(12.2)	(11.4)
Net capital expenditures	160.6	162.4
% of net sales	2.2%	2.3%
% of net earnings	13.9%	14.9%
Our net capital expenditures in 2023 were comparable to 2022, though they were below our original expectations for net capital investment during the year. The slower business environment in 2023 reduced the need to purchase certain equipment at the pace originally anticipated. We also saw the timing of certain outlays pushed out and, to a lesser extent, longer lead times on certain materials. It does not reflect the cancellation of any significant initiatives, and much of the spending is expected to occur in 2024 when we see our investment in property and equipment, net of proceeds from sales, being in a range of $225.0 to $245.0. This increase reflects spending to complete our Utah distribution center, investments in picking technology and equipment in our hubs and branches, higher outlays for FMI hardware reflecting our higher targeted signings and a slight build in device inventory, and an increase in spending on information technology.
Net Cash Used in Financing Activities
The increase in net cash used in financing activities reflects higher dividend payments, including a supplemental payment in December of 2023, and a reduction in our outstanding debt obligations. These uses of cash were only partly offset by the absence of common stock purchases that we made in the prior year and, to a lesser degree, the exercise of stock options. Net cash used in financing activities in dollars and as a percentage of earnings were as follows:

	2023	2022
Cash dividends paid	$1,016.8	711.3
% of net earnings	88.0%	65.4%
Purchases of common stock	—	237.8
% of net earnings	—%	21.9%
Total returned to shareholders	$1,016.8	949.1
% of net earnings	88.0%	87.3%
Proceeds from the exercise of stock options	$(30.1)	(9.2)
% of net earnings	-2.6%	-0.8%
Debt obligations payments (proceeds), net	$295.0	(165.0)
% of net earnings	25.5%	-15.2%
Net cash used	$1,281.7	774.9
% of net earnings	111.0%	71.3%
Stock Purchases
In 2023, we did not purchase any of our common stock. In 2022, we purchased 5,000,000 shares of our common stock at an average price of approximately $47.58 per share.
We have authority to purchase up to 6,200,000 additional shares of our common stock under the July 12, 2022 authorization. This authorization does not have an expiration date.

Dividends
We declared a quarterly dividend of $0.39 per share on January 17, 2024. In 2023, we paid aggregate annual dividends per share of $1.78. This included $1.40 per share in regular quarterly dividends and a $0.38 per share special dividend paid in December 2023 reflecting what was at the time our high cash balances, as well as our favorable outlook for future cash generation. In 2022, we paid aggregate annual dividends per share of $1.24.
Debt
In order to fund the considerable cash needed to expand our industrial vending business, expand capacity and increase the use of automation in our distribution centers, pay dividends, we have borrowed under our Credit Facility and our Master Note Agreement in recent periods.
Our borrowings under the Credit Facility and Master Note Agreement peaked during each quarter of 2023 as follows:

Peak borrowings	2023
First quarter	$565.0
Second quarter	470.0
Third quarter	350.0
Fourth quarter	330.0
As of December 31, 2023, we had $0.0 outstanding under the Credit Facility and had contingent obligations from letters of credit outstanding under the Credit Facility in an aggregate face amount of $32.7. As of December 31, 2023, we had loans outstanding under the Master Note Agreement of $260.0. Descriptions of our Credit Facility and Master Note Agreement are contained in Note 9 of the Notes to Consolidated Financial Statements.
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
Unremitted Foreign Earnings
Approximately $213.2 of cash and cash equivalents were held by non-U.S. subsidiaries on December 31, 2023. These funds may create foreign currency translation gains or losses depending on the functional currency of the entity holding the cash. We have considered the financial requirements of each foreign subsidiary and our parent company and will continue to reinvest these funds to support our expansion activities outside the U.S., even after taking into consideration the deemed repatriation and transition tax under the Tax Cuts and Jobs Act. The income tax impact of repatriating cash associated with investments in foreign subsidiaries is discussed in Note 7 of the Notes to Consolidated Financial Statements.
Effects of Inflation
In 2023, we observed easing in inflationary pressures for metals (especially steel), energy, and transportation services (especially overseas containers and shipping) resulting in stable costs for most of our product offering. As a result, we did not institute any broad pricing actions through 2023 and we saw our contribution to growth in daily sales due to price moderate throughout the year. The exception to this stability was cost deflation for imported goods, which resulted in modest price deflation specifically in our fastener product line over the course of the year. The net effect on our gross profit percentage of these trends in cost and price inflation was immaterial in 2023.

PRIOR YEAR RESULTS ENDED 2022
Results of Operations
The following table sets forth consolidated statements of earnings information (as a percentage of net sales) for the periods ended December 31:

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

Sales by Product Line
From a product standpoint, we have three categories: fasteners, safety supplies, and other product lines, the latter of which includes eight smaller product categories, such as tools, janitorial supplies, and cutting tools. The percent of sales in the periods below were as follows:

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

	Jan. (1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Cumulative Change from Jan. to Oct.
Benchmark (2)	-0.1%	0.8%	3.4%	0.1%	2.2%	1.9%	-3.3%	3.1%	3.4%	-2.1%	9.5%
2022	1.7%	3.1%	3.6%	-1.2%	3.2%	0.2%	-1.6%	1.3%	2.7%	-0.1%	11.7%
22Delta	1.7%	2.4%	0.2%	-1.3%	1.1%	-1.7%	1.6%	-1.8%	-0.7%	2.0%	2.2%
2021	0.9%	-2.3%	5.6%	-2.2%	5.6%	1.6%	-3.4%	3.1%	4.8%	0.0%	13.0%
21Delta	1.0%	-3.0%	2.2%	-2.3%	3.4%	-0.3%	-0.2%	0.0%	1.5%	2.1%	3.5%

(1)	The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.
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
A graph of the sequential daily sales change patterns discussed above, starting with a base of '100' in the previous October and ending with the next October, would be as follows:

Sequential Daily Sales Change
120
110
100
90
Previous Oct.
Jan.
Feb.
Mar.
Apr.
May
June
July
Aug.
Sept.
Oct.
Benchmark
2022
2021

End Market Performance
The DSR change to our manufacturing customers, when compared to the same period in the prior year, was as follows:

DSR change - manufacturing customers	Q1	Q2	Q3	Q4	Annual
2022	23.9%	23.1%	22.6%	16.0%	21.3%
2021	5.6%	24.5%	20.8%	23.8%	18.4%
The DSR change to these remaining non-manufacturing customers, when compared to the same period in the prior year, was as follows:

DSR change - non-manufacturing customers	Q1	Q2	Q3	Q4	Annual
2022	6.9%	6.9%	1.0%	-0.8%	3.5%
2021	4.9%	-30.7%	-8.2%	-2.3%	-11.3%
Product Performance
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

Operating and Administrative Expenses
Our operating and administrative expenses, as a percentage of net sales, decreased to 25.2% in 2022 from 26.0% in 2021. This reflected a decline, as a percentage of net sales, in employee- and occupancy-related expenses.
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
The table below summarizes the percentage change in our FTE headcount at the end of the periods presented compared to the end of the prior period:

	Twelve-month Period
	2022	2021
Selling personnel (1)	7.9%	1.7%
Distribution/Transportation personnel	8.4%	5.8%
Manufacturing personnel	12.4%	2.0%
Organizational support personnel (2)	9.5%	7.4%
Total personnel	8.3%	2.8%

(1)	Of our Selling Personnel, 80%-85% are attached to a specific in-market location.
(2)	Organizational support personnel consists of: (1) Sales & Growth Driver Support personnel (approximately 35% of category), which includes sourcing, purchasing, supply chain, product development, etc.; (2) Information Technology personnel (35% to 40% of category); and (3) Administrative Support personnel (25% to 30% of category), which includes human resources, Fastenal School of Business, accounting and finance, senior management, etc.
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
Trade Working Capital Assets
The following table sets forth the dollar and percentage change in accounts receivable, net, inventories, and accounts payable for the period ended December 31:

		Twelve-month Dollar Change	Twelve-month Percentage Change
	2022	2022	2022
Accounts receivable, net	$1,013.2	113.0	12.6%
Inventories	1,708.0	184.4	12.1%
Trade working capital	$2,721.2	297.4	12.3%

Accounts payable	$255.0	21.9	9.4%
Trade working capital, net	$2,466.2	275.5	12.6%

Net sales in last three months	$1,695.6	969.8	16.1%
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

Net Cash Used in Financing Activities
The fluctuations in net cash used in financing activities were due to changes in the level of our dividend payments and in the level of common stock purchases. These amounts were partially offset by the exercise of stock options and net payments (proceeds) from debt obligations. Net cash used in financing activities in dollars and as a percentage of earnings were as follows:

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
We had authority to purchase up to 6,200,000 additional shares of our common stock under the July 12, 2022 authorization. This authorization did not have an expiration date.
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
Effects of Inflation
In 2022, we began to observe easing in inflationary pressures for metals (especially steel), energy, and transportation services (especially overseas containers and shipping). However, this did not translate into a reduction in inflationary pressures on our financial results for two reasons. First, inflationary pressures accelerated through 2021, and many periods in 2022 were comparing to lower cost levels in the preceding year. Second, we have a long supply chain for many products, and it can take several quarters from when inflationary pressures begin to recede for the effect to impact our earnings results. In 2022, we increased prices, sought alternative sources for products and services, and consolidated spend for products and services as a means of mitigating inflation. However, higher product and transportation costs did have a slightly negative effect on our gross margin percentage for the full year.

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
Import shipping costs – We import a significant quantity of our products, particularly fasteners and private label products, from foreign suppliers, primarily in Asia. As a result, we incur costs related to shipping charges, duties, harbor fees, and sundry other expenses involved in the movement of product for sale in North America and our other global locations. These costs are embedded in our product values, and significant fluctuations can affect our product gross profit depending on what mitigating actions might be taken. The most significant contributor to these fluctuations is the cost of overseas shipping containers. During 2023, the cost of overseas shipping containers was below the prior year. We estimate the effect on our net earnings related to import shipping costs was $23.0 to $28.0 in 2023.
Commodity steel prices – We buy and sell various types of steel products; these products consist primarily of different types of fasteners and related hardware. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers. During 2023, the price of steel as reflected in many market indexes has been below prior year levels, though in most cases price levels have stabilized in recent periods and the rate of decline is moderating. Due to our long supply chain, changes in the cost of steel can take a number of quarters to be reflected in our financial results. Further, the cost of the raw material is generally a small part of the total value of the steel products that we sell, which can also diminish the impact of cost changes for the raw material. We estimate the effect on our net earnings related to commodity steel prices was immaterial in 2023.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity. As reflected in many market indexes, energy prices during 2023 were generally below prior year levels, which contributed to lower costs for fuel consumed in our vehicles and lower utility costs at our facilities. Total direct fuel consumption is a relatively minor cost to the company and, as a result, we estimate the effect on our net earnings related to commodity energy prices was immaterial in 2023.
Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. During 2023, prices for fossil fuels were generally below prior year levels. The cost of the raw material is generally a small part of the total value of the products that we sell, which can diminish the impact of cost changes for the raw material. As a result, we estimate the effect on our net earnings related to materials for which fossil fuels are a feedstock was immaterial in 2023.
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments, our operations in countries other than the U.S., and earnings denominated in foreign currencies. Historically, our primary exchange rate exposure has been with the Canadian dollar against the United States dollar. Our estimated net earnings exposure for foreign currency exchange rates was not material at year end. We have not historically hedged our foreign currency risk given that exposure to date has not been material. We estimate the effect on our sales and net earnings related to changes in foreign exchange rates was $18.7 and immaterial, respectively, in 2023.
Interest rates - Loans under our Credit Facility bear interest at floating rates. As a result, changes in such rates can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase to our floating rate debt in 2023 would have resulted in approximately $0.6 of additional interest expense. A description of our Credit Facility is contained in Note 9 of the Notes to Condensed Consolidated Financial Statements.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Fastenal Company:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fastenal Company and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II — valuation and qualifying accounts (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Sufficiency of audit evidence over inventory quantities at in-market locations
As disclosed in the consolidated balance sheet, the Company held $1,522.7 million of inventory, the majority of which was held at 3,419 in-market locations, as of December 31, 2023. The Company's processes to track and determine consolidated inventory relies on a perpetual inventory system which involves the interaction of information technology (IT) systems.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included IT application controls, as well as certain controls related to access to programs and data, program changes, and computer operations. It also included certain controls related to the Company's physical inventory cycle counts. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT controls, inclusive of the interface of IT systems, which support the Company's perpetual inventory system. We applied auditor judgment in the determination of the locations to test the Company's inventory quantities by evaluating:
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
Minneapolis, Minnesota
February 6, 2024

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in millions except share information)

	December 31
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$221.3	230.1
Trade accounts receivable, net of allowance for credit losses of $6.4 and $8.3, respectively	1,087.6	1,013.2
Inventories	1,522.7	1,708.0
Prepaid income taxes	17.5	8.1
Other current assets	171.8	165.4
Total current assets	3,020.9	3,124.8

Property and equipment, net	1,011.1	1,010.0
Operating lease right-of-use assets	270.2	243.0
Other assets	160.7	170.8

Total assets	$4,462.9	4,548.6

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$60.0	201.8
Accounts payable	264.1	255.0
Accrued expenses	241.0	241.1
Current portion of operating lease liabilities	96.2	91.9
Total current liabilities	661.3	789.8

Long-term debt	200.0	353.2
Operating lease liabilities	178.8	155.2
Deferred income taxes	73.0	83.7
Other long-term liabilities	1.0	3.5

Commitments and contingencies (Notes 5, 8, 9, and 10)
Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 800,000,000 shares authorized, 571,982,367 and 570,811,674 shares issued and outstanding, respectively	5.7	5.7
Additional paid-in capital	41.0	3.6
Retained earnings	3,356.9	3,218.7
Accumulated other comprehensive loss	(54.8)	(64.8)
Total stockholders' equity	3,348.8	3,163.2
Total liabilities and stockholders' equity	$4,462.9	4,548.6
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Amounts in millions except earnings per share)
For the year ended December 31

	2023	2022	2021
Net sales	$7,346.7	6,980.6	6,010.9

Cost of sales	3,992.2	3,764.8	3,233.7
Gross profit	3,354.5	3,215.8	2,777.2

Operating and administrative expenses	1,825.8	1,762.2	1,559.8
Operating income	1,528.7	1,453.6	1,217.4

Interest income	4.1	0.7	0.1
Interest expense	(10.8)	(14.3)	(9.7)

Earnings before income taxes	1,522.0	1,440.0	1,207.8

Income tax expense	367.0	353.1	282.8

Net earnings	$1,155.0	1,086.9	925.0

Basic net earnings per share	$2.02	1.89	1.61

Diluted net earnings per share	$2.02	1.89	1.60

Basic weighted average shares outstanding	571.3	573.8	574.8

Diluted weighted average shares outstanding	573.0	575.6	577.1
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Amounts in millions)
For the year ended December 31

	2023	2022	2021
Net earnings	$1,155.0	1,086.9	925.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2023, 2022, and 2021)	10.0	(34.1)	(9.5)
Comprehensive income	$1,165.0	1,052.8	915.5
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Amounts in millions except per share information)

	2023	2022	2021
Common stock
Balance at beginning of year	$5.7	5.8	5.7
Stock options exercised	0.0	(0.1)	0.1
Balance at end of year	5.7	5.7	5.8
Additional paid-in capital
Balance at beginning of year	3.6	96.2	59.1
Stock options exercised	30.1	9.3	31.5
Purchases of common stock	—	(109.1)	—
Stock-based compensation	7.3	7.2	5.6
Balance at end of year	41.0	3.6	96.2
Retained earnings
Balance at beginning of year	3,218.7	2,970.9	2,689.6
Net earnings	1,155.0	1,086.9	925.0
Cash dividends paid	(1,016.8)	(711.3)	(643.7)
Translation adjustment upon merger of foreign subsidiary	—	0.9	—
Purchases of common stock	—	(128.7)	—
Balance at end of year	3,356.9	3,218.7	2,970.9
Accumulated other comprehensive income (loss)
Balance at beginning of year	(64.8)	(30.7)	(21.2)
Other comprehensive income (loss)	10.0	(34.1)	(9.5)
Balance at end of year	(54.8)	(64.8)	(30.7)
Total stockholders' equity	$3,348.8	3,163.2	3,042.2

Cash dividends paid per share of common stock	$1.78	1.24	1.12
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in millions)
For the year ended December 31

	2023	2022	2021
Cash flows from operating activities:
Net earnings	$1,155.0	1,086.9	925.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property and equipment	166.6	165.9	159.9
(Gain) loss on sale of property and equipment	(4.3)	1.1	(1.1)
Bad debt expense (recoveries)	2.2	(1.8)	2.5
Deferred income taxes	(10.7)	(4.9)	(13.7)
Stock-based compensation	7.3	7.2	5.6
Amortization of intangible assets	10.7	10.7	10.8
Changes in operating assets and liabilities:
Trade accounts receivable	(72.3)	(119.8)	(135.2)
Inventories	189.1	(198.0)	(189.5)
Other current assets	(6.4)	22.7	(47.8)
Accounts payable	8.4	21.9	26.1
Accrued expenses	(0.6)	(57.2)	26.2
Income taxes	(9.4)	0.4	(1.8)
Other	(2.9)	5.9	3.1
Net cash provided by operating activities	1,432.7	941.0	770.1

Cash flows from investing activities:
Purchases of property and equipment	(172.8)	(173.8)	(156.6)
Proceeds from sale of property and equipment	12.2	11.4	8.4
Other	(0.6)	(0.6)	(0.3)
Net cash used in investing activities	(161.2)	(163.0)	(148.5)

Cash flows from financing activities:
Proceeds from debt obligations	880.0	1,795.0	525.0
Payments against debt obligations	(1,175.0)	(1,630.0)	(540.0)
Proceeds from exercise of stock options	30.1	9.2	31.6
Purchases of common stock	—	(237.8)	—
Cash dividends paid	(1,016.8)	(711.3)	(643.7)
Net cash used in financing activities	(1,281.7)	(774.9)	(627.1)

Effect of exchange rate changes on cash and cash equivalents	1.4	(9.2)	(4.0)

Net decrease in cash and cash equivalents	(8.8)	(6.1)	(9.5)

Cash and cash equivalents at beginning of year	230.1	236.2	245.7
Cash and cash equivalents at end of year	$221.3	230.1	236.2

Supplemental information:
Cash paid for interest	$12.2	13.3	9.9
Net cash paid for income taxes	$383.0	354.1	294.0
See accompanying Notes to Consolidated Financial Statements.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Business Overview and Summary of Significant Accounting Policies
Business Overview
Fastenal is a leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of branches and Onsite locations. Collectively, we refer to our branches and Onsite locations as in-market locations. We have more than 3,400 in-market locations located primarily in North America.
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

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
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

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reporting requirements under Topic 280. The enhanced disclosure requirements include: title and position of the Chief Operating Decision Maker (CODM), significant segment expenses provided to the CODM, extending certain annual disclosures to interim periods, clarifying single reportable segment entities must apply ASC 280 in its entirety, and permitting more than one measure of segment profit or loss to be reported under certain circumstances. This change is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. This change will apply retrospectively to all periods presented.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change is effective for annual periods beginning after December 15, 2024. This change will apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 2. Revenue
Disaggregation of Revenue
The accounting policies of the operations in the various geographic areas are the same as those described in the summary of significant accounting policies. Revenues are attributed to countries based on the selling location from which the sale occurred. During 2023, 2022, and 2021, no single customer represented 5% or more of our consolidated net sales.
Our revenues related to the following geographic areas were as follows for the periods ended December 31:

	Twelve-month Period
	2023	2022	2021
United States	$6,139.8	5,867.1	5,033.3
% of revenues	83.6%	84.0%	83.7%
Canada and Mexico	981.9	884.4	749.0
% of revenues	13.4%	12.7%	12.5%
North America	7,121.7	6,751.5	5,782.3
% of revenues	97.0%	96.7%	96.2%
All other foreign countries	225.0	229.1	228.6
% of revenues	3.0%	3.3%	3.8%
Total revenues	$7,346.7	6,980.6	6,010.9
The percentages of our sales by end market were as follows for the periods ended December 31:

	Twelve-month Period
	2023	2022	2021
Manufacturing	74.3%	72.2%	68.9%
Non-residential construction	9.1%	10.3%	11.1%
Other	16.6%	17.5%	20.0%
	100.0%	100.0%	100.0%
The percentages of our sales by product line were as follows for the periods ended December 31:

		Twelve-month Period
Type	Introduced	2023	2022	2021
Fasteners (1)	1967	32.4%	34.0%	33.3%
Tools	1993	8.5%	8.4%	8.5%
Cutting tools	1996	5.3%	5.0%	5.0%
Hydraulics & pneumatics	1996	6.7%	6.5%	6.4%
Material handling	1996	5.6%	5.7%	5.6%
Janitorial supplies	1996	8.4%	8.0%	8.2%
Electrical supplies	1997	4.6%	4.4%	4.3%
Welding supplies	1997	4.1%	3.9%	3.8%
Safety supplies	1999	21.2%	20.8%	21.2%
Other		3.2%	3.3%	3.7%
		100.0%	100.0%	100.0%
(1) The fastener product line represents fasteners and miscellaneous supplies.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 3. Long-Lived Assets
The accounting policies of the operations in the various geographic areas are the same as those described in the summary of significant accounting policies. Long-lived assets consist of net property and equipment, operating lease right-of-use assets, prepaid deposits, goodwill, and definite-lived intangible assets.
Property and equipment at year end consisted of the following:

	Depreciable Life in Years	2023	2022
Land	—	$67.2	67.5
Buildings and improvements	15 to 40	525.1	509.2
Automated distribution and warehouse equipment	5 to 30	271.7	269.2
Shelving, industrial vending, and equipment	3 to 10	1,366.5	1,283.8
Transportation equipment	3 to 5	98.3	85.7
Construction in progress	—	107.8	96.0
		2,436.6	2,311.4
Less accumulated depreciation		(1,425.5)	(1,301.4)
Property and equipment, net		$1,011.1	1,010.0
Our long-lived assets related to the following geographic areas at year end:

	2023	2022
United States	$1,314.2	1,303.4
Canada and Mexico	87.2	80.4
North America	1,401.4	1,383.8
All other foreign countries	40.6	40.0
Total long-lived assets	$1,442.0	1,423.8
Note 4. Accrued Expenses
Accrued expenses at year end consisted of the following:

	2023	2022
Employee payroll and related taxes	$15.2	12.8
Employee bonuses and commissions	32.3	32.7
Profit sharing contribution	23.1	22.1
Insurance reserves	40.1	40.4
Indirect taxes	36.1	40.3
Customer promotions and marketing	63.3	60.6
Other	30.9	32.2
Accrued expenses	$241.0	241.1

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 5. Stockholders' Equity
Dividends
On January 17, 2024, our board of directors declared a quarterly dividend of $0.39 per share of common stock to be paid in cash on February 29, 2024 to shareholders of record at the close of business on February 1, 2024. In 2023, we paid aggregate annual cash dividends per share of $1.78, which included a special, one-time dividend of $0.38 per share. We paid aggregate annual cash dividends per share of $1.24 and $1.12 in 2022 and 2021, respectively.
Stock Options
Effective January 2, 2024, the compensation committee of our board of directors granted to our employees options to purchase a total of 764,195 shares of our common stock at an exercise price of $64.00 per share. On the same date, certain of our non-employee directors received options to acquire a total of 50,717 shares of our common stock at an exercise price of $64.00 per share. The closing stock price on the effective date of the grants was $63.55 per share.
The following tables summarize the details of options granted under our stock option plans that were still outstanding as of December 31, 2023, and the assumptions used to value those grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise Price	Closing Stock Price on Date of Grant	December 31, 2023
Date of Grant				Options Outstanding	Options Exercisable
January 3, 2023	1,071,943	$48.00	$47.400	989,048	70,562
January 3, 2022	713,438	$62.00	$61.980	611,848	53,355
January 4, 2021	741,510	$48.00	$47.650	591,206	211,323
January 2, 2020	902,263	$38.00	$37.230	658,884	322,242
January 2, 2019	1,316,924	$26.00	$25.705	758,611	451,061
January 2, 2018	1,087,936	$27.50	$27.270	541,026	419,460
January 3, 2017	1,529,578	$23.50	$23.475	523,828	426,290
April 19, 2016	1,690,880	$23.00	$22.870	245,075	188,177
April 21, 2015	1,786,440	$21.00	$20.630	54,552	54,552
Total	10,840,912			4,974,078	2,197,022

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 3, 2023	4.0%	5.00	2.6%	29.58%	$11.62
January 3, 2022	1.3%	5.00	1.7%	28.52%	$13.68
January 4, 2021	0.4%	5.00	2.0%	29.17%	$9.57
January 2, 2020	1.7%	5.00	2.4%	25.70%	$6.81
January 2, 2019	2.5%	5.00	2.9%	23.96%	$4.40
January 2, 2018	2.2%	5.00	2.3%	23.45%	$5.02
January 3, 2017	1.9%	5.00	2.6%	24.49%	$4.20
April 19, 2016	1.3%	5.00	2.6%	26.34%	$4.09
April 21, 2015	1.3%	5.00	2.7%	26.84%	$3.68
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

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
A summary of activities under our stock option plans consisted of the following:

	Options Outstanding	Exercise Price (1)	Remaining Life (2)
Outstanding as of January 1, 2023	5,374,736	$34.37	5.66
Granted	1,071,943	$48.00	9.00
Exercised	(1,170,693)	$25.69
Cancelled/forfeited	(301,908)	$45.00
Outstanding as of December 31, 2023	4,974,078	$38.70	5.99
Exercisable as of December 31, 2023	2,197,022	$30.88	4.54

	Options Outstanding	Exercise Price (1)	Remaining Life (2)
Outstanding as of January 1, 2022	5,173,270	$30.23	6.08
Granted	713,438	$62.00	9.00
Exercised	(346,992)	$26.78
Cancelled/forfeited	(164,980)	$40.00
Outstanding as of December 31, 2022	5,374,736	$34.37	5.66
Exercisable as of December 31, 2022	2,437,636	$27.14	4.30
(1) Weighted average exercise price.
(2) Weighted average remaining contractual life in years.
The total intrinsic value of stock options exercised during the years ended December 31, 2023, 2022, and 2021 was $38.1, $10.2, and $38.8, respectively. The intrinsic value represents the difference between the exercise price and fair value of the underlying shares at the date of exercise.
At December 31, 2023, there was $16.6 of total unrecognized stock-based compensation expense related to outstanding unvested stock options granted under the employee stock option plan. This expense is expected to be recognized over a weighted average period of 4.18 years. Any future change in estimated forfeitures will impact this amount. The total grant date fair value of stock options vested under our employee stock option plan during 2023, 2022, and 2021 was $5.3, $5.2, and $4.8, respectively.
Total stock-based compensation expense related to our employee stock option plan was $7.3, $7.2, and $5.6 for 2023, 2022, and 2021, respectively.
Shares Outstanding
Shares of common stock outstanding were as follows:

	2023	2022	2021
Balance at beginning of year	570,811,674	575,464,682	574,159,575
Stock options exercised	1,170,693	346,992	1,305,107
Purchases of common stock	—	(5,000,000)	—
Balance at end of year	571,982,367	570,811,674	575,464,682

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Earnings Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted earnings per share and a summary of the options to purchase shares of common stock which were excluded from the diluted earnings per share calculation because they were anti-dilutive:

Reconciliation	2023	2022	2021
Basic weighted average shares outstanding	571,271,846	573,777,790	574,808,030
Weighted shares assumed upon exercise of stock options	1,736,762	1,845,324	2,309,026
Diluted weighted average shares outstanding	573,008,608	575,623,114	577,117,056

Summary of Anti-dilutive Options Excluded	2023	2022	2021
Options to purchase shares of common stock	1,568,460	1,335,898	678,310
Weighted average exercise prices of options	$53.80	55.25	48.00
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
Note 6. Retirement Savings Plan
The Fastenal Company and Subsidiaries 401(k) and Employee Stock Ownership Plan covers all of our employees in the United States. Our employees in Canada may participate in a Registered Retirement Savings Plan. The general purpose of both of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings contributions. In addition to the participation of our employees, we make annual profit sharing contributions based on an established formula. The expense recorded under this profit sharing formula was approximately $23.1, $22.1, and $17.4 for 2023, 2022, and 2021, respectively.
Note 7. Income Taxes
Earnings before income taxes were derived from the following sources:

	2023	2022	2021
Domestic	$1,392.7	1,335.7	1,100.3
Foreign	129.3	104.3	107.5
Earnings before income taxes	$1,522.0	1,440.0	1,207.8
Components of income tax expense (benefit) were as follows:

	2023			2022			2021
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$273.3	(9.2)	264.1	267.6	(5.0)	262.6	214.3	(11.4)	202.9
State	59.6	(1.3)	58.3	58.0	(1.1)	56.9	46.7	(1.7)	45.0
Foreign	44.9	(0.3)	44.6	35.0	(1.4)	33.6	34.1	0.8	34.9
Income tax expense	$377.8	(10.8)	367.0	360.6	(7.5)	353.1	295.1	(12.3)	282.8
Income tax expense in the accompanying consolidated financial statements differed from the expected expense as follows:

	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory income tax	$319.6	21.0%	$302.4	21.0%	$253.6	21.0%
State income taxes, net of federal benefit	$45.1	3.0%	$45.6	3.2%	$34.9	2.9%
Other, net	$2.3	0.1%	$5.1	0.3%	$(5.7)	-0.5%
Effective income tax rate	$367.0	24.1%	$353.1	24.5%	$282.8	23.4%

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at year end consisted of the following:

	2023	2022
Deferred income tax assets:
Inventory costing and valuation methods	$5.6	6.7
Insurance reserves	8.3	8.6
Foreign net operating loss and credit carryforwards	3.0	2.6
Stock-based compensation	3.8	3.6
Operating lease liabilities	69.5	62.6
Section 174 capitalization	7.4	3.4
Other, deferred tax assets	9.4	9.6
Total deferred income tax assets	107.0	97.1
Less: Valuation allowances	(2.2)	(1.8)
Total net deferred income tax assets	104.8	95.3

Property and equipment	(95.4)	(102.6)
Operating lease ROU assets	(68.3)	(61.5)
Prepaid expenses	(3.5)	(3.5)
Other, deferred tax liabilities	(0.4)	(1.3)
Total deferred income tax liabilities	(167.6)	(168.9)
Net deferred income tax liabilities	$(62.8)	(73.6)
A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows:

	2023	2022
Balance at beginning of year:	$10.1	7.4
Increase related to prior year tax positions	5.6	3.5
Increase related to current year tax positions	0.6	0.6
Decrease related to statute of limitation lapses	(6.1)	(0.9)
Settlements	—	(0.5)
Balance at end of year:	$10.2	10.1
Included in the liability for gross unrecognized tax benefits is $3.8 as of December 31, 2023 and $0.7 as of December 31, 2022 for interest and penalties, both of which we classify as a component of income tax expense. The amount of unrecognized tax benefits that would favorably impact the effective tax rate, if recognized, is $9.2 as of December 31, 2023 and $8.6 as of December 31, 2022. We believe it is reasonably possible that a decrease of up to $1.4 in unrecognized tax benefits may be recognized by the end of 2024 as a result of the lapse of the statute of limitations. The 2023 and 2022 liability is included in deferred income taxes in the Consolidated Balance Sheets.
We file income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. We are no longer subject to income tax examinations by taxing authorities for taxable years before 2020 in the case of United States federal examinations, and with limited exception, before 2018 in the case of foreign, state, and local examinations.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our approximately $514.7 of undistributed earnings from foreign subsidiaries to the U.S. as those earnings continue to be permanently reinvested.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
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
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases was approximately $118.4. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.
The cost components of our operating leases were as follows for the periods ended December 31:

	2023			2022			2021
	Leased Facilities and Equipment	Leased Vehicles	Total	Leased Facilities and Equipment	Leased Vehicles	Total	Leased Facilities and Equipment	Leased Vehicles	Total
Operating lease cost	$99.4	18.2	117.6	96.8	14.7	111.5	99.7	13.7	113.4
Variable lease cost	10.5	1.6	12.1	9.7	1.5	11.2	10.4	1.3	11.7
Short-term lease cost	—	23.7	23.7	—	26.6	26.6	—	19.2	19.2
Total	$109.9	43.5	153.4	106.5	42.8	149.3	110.1	34.2	144.3
Variable lease costs are excluded from ROU assets and lease liabilities and consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred by the lessor as well as variable mileage costs related to our leased vehicles.
Maturities of our lease liabilities for all operating leases were as follows as of December 31, 2023:

	Leased Facilities and Equipment	Leased Vehicles	Total
2024	$86.1	14.2	100.3
2025	65.1	12.1	77.2
2026	43.3	8.9	52.2
2027	26.5	5.1	31.6
2028	14.7	3.1	17.8
2029 and thereafter	13.0	1.5	14.5
Total lease payments	$248.7	44.9	293.6
Less: Imputed interest	(15.2)	(3.4)	(18.6)
Present value of lease liabilities	$233.5	41.5	275.0
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows for the periods ended December 31:

Remaining lease term and discount rate:	2023	2022
Weighted average remaining lease term (years)
Leased facilities and equipment	3.76	3.57
Leased vehicles	3.77	2.66
Weighted average discount rate
Lease facilities and equipment	3.07%	2.07%
Leased vehicles	4.03%	2.47%

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Supplemental cash flow information related to our operating leases was as follows for the periods ended December 31:

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$115.7	110.9	112.4
Leased assets obtained in exchange for new operating lease liabilities	116.2	89.4	103.6
Note 9. Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at year end consisted of the following:

	Average Interest Rate at December 31, 2023		Debt Outstanding
		Maturity Date	2023	2022
Unsecured revolving credit facility	6.36%	September 28, 2027	$—	225.0
Senior unsecured promissory notes payable, Series C	3.22%	March 1, 2024	60.0	60.0
Senior unsecured promissory notes payable, Series D	2.66%	May 15, 2025	75.0	75.0
Senior unsecured promissory notes payable, Series E	2.72%	May 15, 2027	50.0	50.0
Senior unsecured promissory notes payable, Series F	1.69%	June 24, 2023	—	70.0
Senior unsecured promissory notes payable, Series G	2.13%	June 24, 2026	25.0	25.0
Senior unsecured promissory notes payable, Series H	2.50%	June 24, 2030	50.0	50.0
Total			260.0	555.0
Less: Current portion of debt			(60.0)	(201.8)
Long-term debt			$200.0	353.2

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation			$32.7	36.3
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
Senior Unsecured Promissory Notes Payable
We have issued senior unsecured promissory notes under our master note agreement (the Master Note Agreement) in the aggregate principal amount of $260.0 as of December 31, 2023. Our aggregate borrowing capacity under the Master Note Agreement is $900.0; however, none of the institutional investors party to that agreement are committed to purchase notes thereunder. There is no amortization of these notes prior to their maturity date and interest is payable quarterly. The notes currently issued under our Master Note Agreement, including the maturity date and fixed interest rate per annum of each series of note, are contained in the table above. The Master Note Agreement contains certain financial and other covenants and we are currently in compliance with these covenants.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Principal payments required on our outstanding indebtedness, based on the maturity dates defined within our long-term debt arrangements, for the succeeding five years, are displayed in the table below, as of December 31, 2023:

Principal Payments
2024	$60.0
2025	75.0
2026	25.0
2027	50.0
2028	—
2029 and thereafter	50.0
Total	$260.0
Note 10. Legal Contingencies
We are involved in certain legal actions, including those that are ordinary routine litigation incidental to our business. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, that could require significant expenditures or result in lost revenues. We record a liability for these legal actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. As of December 31, 2023, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.
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
Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2023. There was no change in the company's internal control over financial reporting during the company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

/s/ Daniel L. Florness	/s/ Holden Lewis
Daniel L. Florness	Holden Lewis
President and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

Winona, Minnesota
February 6, 2024

ITEM 9B.OTHER INFORMATION
None of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended December 31, 2023.
We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.03 "Amendments to Articles of Incorporation or By-laws; Change in Fiscal Year" and Item 9.01 "Financial Statements and Exhibits."
On February 2, 2024, our board of directors amended and restated our by-laws as a result of a periodic review of best practices and the SEC's adoption of the universal proxy rules.
The amendments:
(i)Make certain limited updates to the procedural mechanics for meetings of shareholders and clarify that the chair of a shareholder meeting may adjourn a meeting for any reason;
(ii)Include express authorization of electronic and telephonic proxies and add a requirement that a shareholder soliciting proxies must use a proxy card color other than white, in order to avoid shareholder confusion; and
(iii)Make various other conforming, technical, and non-substantive changes.
The foregoing description of the amended and restated by-laws is not complete and is qualified by reference to the full text of the amended and restated by-laws, a copy of which is filed as Exhibit 3.2 hereto and incorporated herein by reference.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Incorporated herein by reference is the information appearing under the headings 'Proposal #1—Election of Directors', 'Corporate Governance and Director Compensation—Board Leadership Structure and Committee Membership', 'Corporate Governance and Director Compensation—Other Board and Corporate Governance Matters: Securities Trading Policy', 'Corporate Governance and Director Compensation—Audit Committee', and 'Corporate Governance and Director Compensation—Delinquent Section 16(a) Reports' in the Proxy Statement.
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

Information about our Executive Officers
As of the date of filing this Form 10-K, the following individuals were executive officers of the Company:

Name	Employee of Fastenal Since	Age	Position
Daniel L. Florness	1996	60	President, Chief Executive Officer, and Director
Anthony P. Broersma	2003	44	Executive Vice President – Operations
William J. Drazkowski	1995	52	Executive Vice President – Sales
James C. Jansen	1992	53	Executive Vice President – Manufacturing
Holden Lewis	2016	54	Senior Executive Vice President and Chief Financial Officer
Sheryl A. Lisowski	1994	56	Executive Vice President – Chief Accounting Officer and Treasurer
Charles S. Miller	1999	49	Senior Executive Vice President – Sales
Noelle J. Oas	2015	39	Executive Vice President – Human Resources
John L. Soderberg	1993	52	Senior Executive Vice President – Information Technology
Jeffery M. Watts	1996	52	Chief Sales Officer
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
Mr. Broersma has been our executive vice president – operations since October 2023. Mr. Broersma’s responsibilities include oversight of our supply chain, compliance, supplier development, content, property management, eCommerce, supply to fulfillment distribution, and logistics operations of the company. From June 2022 to October 2023, Mr. Broersma served as our senior vice president – operations. From February 2021 to June 2022, Mr. Broersma was our vice president of procurement and supply chain. From February 2016 to February 2021, Mr. Broersma served as our vice president of international operations, leading all global operations. From December 2012 to February 2016, Mr. Broersma was the regional vice president for our continental Europe locations, while living in the Czech Republic. From February 2011 to December 2012, Mr. Broersma served as the director of Asian operations, while living in Shanghai, China. From December 2007 to February 2011, Mr. Broersma served as the regional operations manager of our distribution center located in Scranton, PA. Mr. Broersma joined Fastenal in 2003 and, prior to 2007, served in various roles of increasing responsibility within our branch locations.
Mr. Drazkowski has been our executive vice president - sales since October 2019. Mr. Drazkowski's responsibilities include oversight of national accounts, government and industry specific sales, support, and development teams. From October 2019 to October 2023, Mr. Drazkowski oversaw our Western United States business. From December 2016 to September 2019, Mr. Drazkowski was executive vice president – national accounts sales. From October 2014 to December 2016, Mr. Drazkowski was our vice president – national accounts sales, from September 2013 to September 2014, he served as regional vice president of our Minnesota based region, and from November 2007 to August 2013, he served as one of our district managers. Prior to November 2007, Mr. Drazkowski served in various sales leadership roles at our company.
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
Mr. Lewis has been a senior executive vice president and the chief financial officer of Fastenal since December 2022. As chief financial officer, Mr. Lewis manages the company's finance, accounting, audit, and general counsel functions, and plays a central role in effectively executing and communicating company strategy, with a concentration on profitability, efficiency, and assets. He also oversees the company's M&A and Investor Relations efforts. From August 2016 to December 2022, Mr. Lewis served as our executive vice president and chief financial officer. He joined the company following a long career as a senior equity analyst covering industrials, including Fastenal, for full-service investment banks. Mr. Lewis held various senior roles with a variety of organizations in the investment banking industry from 1994 to July 2016.

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
Mr. Miller has been our senior executive vice president – sales since January 2020. Mr. Miller's responsibilities include sales and operational oversight of our United States business. From November 2015 to December 2019, Mr. Miller was one of our executive vice presidents – sales. From January 2009 to October 2015, Mr. Miller served as regional vice president of our southeast central region based primarily in Tennessee and Kentucky. Prior to January 2009, Mr. Miller served in various sales leadership roles at our company.
Ms. Oas has been our executive vice president – human resources since February 2023. As executive vice president – human resources, Ms. Oas manages the company's human resources department, which includes payroll, benefits, diversity and compliance, general insurance, and the Fastenal School of Business. From March 2015 to January 2023, she was our director of compliance – human resources. From 2010 to February 2015, Ms. Oas practiced employment law for a firm in Minneapolis, Minnesota and later acted as a solo practitioner in Winona, Minnesota.
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
Mr. Watts has been our chief sales officer since May 2023. Mr. Watts' responsibilities include providing oversight and guidance concerning the global sales activities of the company. From December 2016 to April 2023, Mr. Watts was our executive vice president – international sales. From March 2015 to December 2016, Mr. Watts was our vice president – international sales. From June 2005 to February 2015, he served as regional vice president of our Canadian region. Prior to June 2005, Mr. Watts served in various sales leadership roles at our company.
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
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	4,974,078	$38.70	10,877,707
Equity compensation plans not approved by security holders	—	—	—
Total	4,974,078		10,877,707

(1)	Reflects stock option awards issued and issuable in the future under our Fastenal Company Stock Option Plan and our Fastenal Company Non-Employee Director Stock Option Plan.

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
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Earnings for the years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (KPMG LLP, Minneapolis, MN, Auditor Firm ID: 185)

2. Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts

3. Exhibits:
INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 8-K dated as of April 22, 2019)
3.2	Restated By-Laws of Fastenal Company dated as of February 2, 2024 (filed herewith)
4.1	Form of Senior Notes due March 1, 2024 (incorporated by reference to Exhibit 4.1 to Fastenal Company's Form 10-Q for the quarter ended March 31, 2017)
4.2	Description of Capital Stock (filed herewith)
4.3	Form of Senior Notes due May 15, 2025 (incorporated by reference to Exhibit 4.1 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
4.4	Form of Senior Notes due May 15, 2027 (incorporated by reference to Exhibit 4.2 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
4.5	Form of Senior Notes due June 24, 2026 (incorporated by reference to Exhibit 4.4 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
4.6	Form of Senior Notes due June 24, 2030 (incorporated by reference to Exhibit 4.5 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
10.1	Bonus Program for Executive Officers* (filed herewith)
10.2	Fastenal Company Stock Option Plan as amended and restated effective as of April 24, 2018.* (filed herewith)
10.3	Fastenal Company Incentive Plan (incorporated by reference to Appendix A to Fastenal Company's Proxy Statement dated February 23, 2012)*
10.4
Fastenal Company Non-Employee Director Stock Option Plan as amended and restated effective December 20, 2021 (incorporated by reference to Exhibit 10.4 to Fastenal Company's 10-K for fiscal year ended December 31, 2021).*

10.5
Amended and Restated Credit Agreement, dated as of September 28, 2022, by and among Fastenal Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Fastenal Company's Form 8-K dated as of September 30, 2022).

10.6
First Amendment to Amended and Restated Credit Agreement, dated as of January 20, 2023, by and among Fastenal Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.6 to Fastenal Company's Form 10-K dated February 7, 2023).

Exhibit Number	Description of Document
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

21	List of Subsidiaries (filed herewith)
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
97	Compensation Forfeiture, Recovery, and True-up Policy of Fastenal Company dated as of October 11, 2023 (filed herewith)
101
The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

FASTENAL COMPANY
Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2023, 2022, and 2021
(Amounts in millions)

Description	Balance at Beginning of Year	"Additions/(Reductions)" to Costs and Expenses		"Other" Additions (Deductions)	"Less" Deductions		Balance at End of Year
Year ended December 31, 2023
Allowance for credit losses	$8.3	2.2		—	4.1		6.4
Insurance reserves	$40.4	86.2	(1)	—	86.5	(2)	40.1
Year ended December 31, 2022
Allowance for credit losses	$12.0	(1.8)		—	1.9		8.3
Insurance reserves	$35.7	78.2	(1)	—	73.5	(2)	40.4
Year ended December 31, 2021
Allowance for credit losses	$12.3	2.5		—	2.8		12.0
Insurance reserves	$41.0	78.6	(1)	—	83.9	(2)	35.7
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

Date:	February 6, 2024

FASTENAL COMPANY

By	/s/ Daniel L. Florness
Daniel L. Florness, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 6, 2024

/s/ Daniel L. Florness	/s/ Holden Lewis
Daniel L. Florness, President and Chief Executive Officer (Principal Executive Officer), and Director	Holden Lewis, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Sheryl A. Lisowski
Sheryl A. Lisowski, Executive Vice President - Chief Accounting Officer and Treasurer (Principal Accounting Officer)

/s/ Scott A. Satterlee	/s/ Daniel L. Johnson
Scott A. Satterlee, Director (Chair)	Daniel L. Johnson, Director

/s/ Michael J. Ancius	/s/ Nicholas J. Lundquist
Michael J. Ancius, Director	Nicholas J. Lundquist, Director

/s/ Stephen L. Eastman	/s/ Sarah N. Nielsen
Stephen L. Eastman, Director	Sarah N. Nielsen, Director

/s/ Rita J. Heise	/s/ Irene A. Quarshie
Rita J. Heise, Director	Irene A. Quarshie, Director

/s/ Hsenghung Sam Hsu	/s/ Reyne K. Wisecup
Hsenghung Sam Hsu, Director	Reyne K. Wisecup, Director