Form 10-Q
period 2024-03-31
FASTENAL CO
filed 2024-04-16
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended March 31, 2024, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 10, 2024, there were approximately 572,547,449 shares of the registrant's common stock outstanding.

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in millions except share information)

	(Unaudited)
Assets	March 31, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$237.1	221.3
Trade accounts receivable, net of allowance for credit losses of $4.8 and $6.4, respectively	1,213.2	1,087.6
Inventories	1,496.3	1,522.7
Prepaid income taxes	—	17.5
Other current assets	136.9	171.8
Total current assets	3,083.5	3,020.9

Property and equipment, net	1,013.0	1,011.1
Operating lease right-of-use assets	278.1	270.2
Other assets	158.1	160.7

Total assets	$4,532.7	4,462.9

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$—	60.0
Accounts payable	276.0	264.1
Accrued expenses	207.5	241.0
Current portion of operating lease liabilities	97.4	96.2
Income taxes payable	57.0	—
Total current liabilities	637.9	661.3

Long-term debt	200.0	200.0
Operating lease liabilities	186.0	178.8
Deferred income taxes	73.8	73.0
Other long-term liabilities	5.8	1.0

Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 800,000,000 shares authorized, 572,525,495 and 571,982,367 shares issued and outstanding, respectively	5.7	5.7
Additional paid-in capital	58.8	41.0
Retained earnings	3,431.4	3,356.9
Accumulated other comprehensive loss	(66.7)	(54.8)
Total stockholders' equity	3,429.2	3,348.8
Total liabilities and stockholders' equity	$4,532.7	4,462.9
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Amounts in millions except income per share)

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
Net sales	$1,895.1	1,859.1
Cost of sales	1,033.5	1,009.1
Gross profit	861.6	850.0

Selling, general, and administrative expenses	471.4	456.8
Operating income	390.2	393.2

Interest income	1.6	0.4
Interest expense	(2.0)	(3.9)
Income before income taxes	389.8	389.7

Income tax expense	92.1	94.6
Net income	$297.7	295.1

Basic net income per share	$0.52	0.52
Diluted net income per share	$0.52	0.52

Basic weighted average shares outstanding	572.3	570.9
Diluted weighted average shares outstanding	574.1	572.6
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
Net income	$297.7	295.1
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2024 and 2023)	(11.9)	4.3
Comprehensive income	$285.8	299.4
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Amounts in millions except per share information)

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
Common stock
Balance at beginning of period	$5.7	5.7
Balance at end of period	5.7	5.7
Additional paid-in capital
Balance at beginning of period	41.0	3.6
Stock options exercised	15.8	5.9
Stock-based compensation	2.0	1.9
Balance at end of period	58.8	11.4
Retained earnings
Balance at beginning of period	3,356.9	3,218.7
Net income	297.7	295.1
Cash dividends paid	(223.2)	(199.8)
Balance at end of period	3,431.4	3,314.0
Accumulated other comprehensive (loss) income
Balance at beginning of period	(54.8)	(64.8)
Other comprehensive (loss) income	(11.9)	4.3
Balance at end of period	(66.7)	(60.5)
Total stockholders' equity	$3,429.2	3,270.6

Cash dividends paid per share of common stock	$0.39	0.35
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$297.7	295.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	40.2	41.8
Gain on sale of property and equipment	(0.6)	(0.6)
Bad debt recoveries	(0.9)	(1.4)
Deferred income taxes	0.8	0.3
Stock-based compensation	2.0	1.9
Amortization of intangible assets	2.7	2.7
Changes in operating assets and liabilities:
Trade accounts receivable	(127.6)	(133.7)
Inventories	21.9	57.7
Other current assets	34.9	45.4
Accounts payable	15.6	8.5
Accrued expenses	(31.9)	(11.9)
Income taxes	74.5	83.9
Other	6.3	(1.2)
Net cash provided by operating activities	335.6	388.5

Cash flows from investing activities:
Purchases of property and equipment	(50.8)	(33.7)
Proceeds from sale of property and equipment	2.5	2.8
Other	(0.1)	(0.1)
Net cash used in investing activities	(48.4)	(31.0)

Cash flows from financing activities:
Proceeds from debt obligations	160.0	230.0
Payments against debt obligations	(220.0)	(385.0)
Proceeds from exercise of stock options	15.8	5.9
Cash dividends paid	(223.2)	(199.8)
Net cash used in financing activities	(267.4)	(348.9)

Effect of exchange rate changes on cash and cash equivalents	(4.0)	1.1

Net increase in cash and cash equivalents	15.8	9.7

Cash and cash equivalents at beginning of period	221.3	230.1
Cash and cash equivalents at end of period	$237.1	239.8

Supplemental information:
Cash paid for interest	$2.4	5.1
Net cash paid for income taxes	$15.9	9.7
Leased assets obtained in exchange for new operating lease liabilities	$30.4	25.9
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2024 and 2023
(Unaudited)
(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as 'the company', 'Fastenal', or by terms such as 'we', 'our', or 'us') have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. However, except as described herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in our consolidated financial statements as of and for the year ended December 31, 2023. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Beginning in the first quarter of 2024, references to 'net earnings','operating and administrative expenses', and 'earnings before income taxes' have been revised in our condensed consolidated financial statements and financial reports, including this quarterly report on Form 10-Q, to 'net income', 'selling, general, and administrative (SG&A) expenses', and 'income before income taxes', respectively.
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
March 31, 2024 and 2023
(Unaudited)
Disaggregation of Revenue
Revenues are attributable to countries based on the selling location from which the sale occurred. Our revenues related to the following geographic areas were as follows for the periods ended March 31:

	Three-month Period
	2024	2023
United States	$1,578.9	1,558.7
% of revenues	83.3%	83.8%
Canada and Mexico	255.6	243.9
% of revenues	13.5%	13.1%
North America	1,834.5	1,802.6
% of revenues	96.8%	96.9%
All other foreign countries	60.6	56.5
% of revenues	3.2%	3.1%
Total revenues	$1,895.1	1,859.1
The percentages of our sales by end market were as follows for the periods ended March 31:

	Three-month Period
	2024	2023
Manufacturing	75.0%	74.6%
Non-residential construction	8.5%	9.3%
Other	16.5%	16.1%
	100.0%	100.0%
The percentages of our sales by product line were as follows for the periods ended March 31:

		Three-month Period
Type	Introduced	2024	2023
Fasteners (1)	1967	31.5%	33.6%
Tools	1993	8.6%	8.5%
Cutting tools	1996	5.3%	5.4%
Hydraulics & pneumatics	1996	6.7%	6.6%
Material handling	1996	5.5%	5.6%
Janitorial supplies	1996	8.5%	8.1%
Electrical supplies	1997	4.6%	4.6%
Welding supplies	1997	4.2%	4.0%
Safety supplies	1999	21.6%	20.4%
Other		3.5%	3.2%
		100.0%	100.0%
(1) The fastener product line represents fasteners and miscellaneous supplies.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2024 and 2023
(Unaudited)
(3) Stockholders' Equity
Dividends
On April 10, 2024, our board of directors declared a quarterly dividend of $0.39 per share of common stock to be paid in cash on May 23, 2024 to shareholders of record at the close of business on April 25, 2024.
The following table presents the cash dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2024	2023
First quarter	$0.39	$0.35
Second quarter	0.39	0.35
Third quarter		0.35
Fourth quarter		0.35
Fourth quarter (special)		0.38
Total	$0.78	$1.78
Stock Options
The following tables summarize the details of options granted under our stock option plans that were outstanding as of March 31, 2024, and the assumptions used to value those grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise Price	Closing Stock Price on Date of Grant	March 31, 2024
Date of Grant				Options Outstanding	Options Exercisable
January 2, 2024	814,912	$64.00	$63.550	802,416	50,717
January 3, 2023	1,071,943	$48.00	$47.400	949,410	205,572
January 3, 2022	713,438	$62.00	$61.980	583,214	226,398
January 4, 2021	741,510	$48.00	$47.650	549,094	278,374
January 2, 2020	902,263	$38.00	$37.230	609,382	395,938
January 2, 2019	1,316,924	$26.00	$25.705	637,473	493,803
January 2, 2018	1,087,936	$27.50	$27.270	478,526	401,032
January 3, 2017	1,529,578	$23.50	$23.475	384,629	340,307
April 19, 2016	1,690,880	$23.00	$22.870	167,712	111,980
April 21, 2015	1,786,440	$21.00	$20.630	16,023	16,023
Total	11,655,824			5,177,879	2,520,144

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2024 and 2023
(Unaudited)

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 2, 2024	3.8%	5.00	2.2%	28.44%	$15.87
January 3, 2023	4.0%	5.00	2.6%	29.58%	$11.62
January 3, 2022	1.3%	5.00	1.7%	28.52%	$13.68
January 4, 2021	0.4%	5.00	2.0%	29.17%	$9.57
January 2, 2020	1.7%	5.00	2.4%	25.70%	$6.81
January 2, 2019	2.5%	5.00	2.9%	23.96%	$4.40
January 2, 2018	2.2%	5.00	2.3%	23.45%	$5.02
January 3, 2017	1.9%	5.00	2.6%	24.49%	$4.20
April 19, 2016	1.3%	5.00	2.6%	26.34%	$4.09
April 21, 2015	1.3%	5.00	2.7%	26.84%	$3.68
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the three-month periods ended March 31, 2024 and 2023 was $2.0 and $1.9, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of March 31, 2024 was $24.8 and is expected to be recognized over a weighted average period of 4.62 years. Any future changes in estimated forfeitures will impact this amount.
Income Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted income per share and a summary of the options to purchase shares of common stock which were excluded from the diluted income per share calculation because they were anti-dilutive:

	Three-month Period
Reconciliation	2024	2023
Basic weighted average shares outstanding	572,339,493	570,928,848
Weighted shares assumed upon exercise of stock options	1,751,214	1,703,741
Diluted weighted average shares outstanding	574,090,707	572,632,589

	Three-month Period
Summary of Anti-dilutive Options Excluded	2024	2023
Options to purchase shares of common stock	958,569	2,269,908
Weighted average exercise prices of options	$63.55	52.17
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.

FASTENAL COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2024 and 2023
(Unaudited)
(4) Income Taxes
We file income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. We are no longer subject to income tax examinations by taxing authorities for taxable years before 2020 in the case of United States federal examinations, and with limited exception, before 2018 in the case of foreign, state, and local examinations. During the first quarter of 2024, there were no material changes in unrecognized tax benefits.
(5) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases was approximately $125.8. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.
(6) Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	Average Interest Rate at March 31, 2024		Debt Outstanding
		Maturity Date	March 31, 2024	December 31, 2023
Unsecured revolving credit facility	6.36%	September 28, 2027	$—	—
Senior unsecured promissory notes payable, Series C	3.22%	March 1, 2024	—	60.0
Senior unsecured promissory notes payable, Series D	2.66%	May 15, 2025	75.0	75.0
Senior unsecured promissory notes payable, Series E	2.72%	May 15, 2027	50.0	50.0
Senior unsecured promissory notes payable, Series G	2.13%	June 24, 2026	25.0	25.0
Senior unsecured promissory notes payable, Series H	2.50%	June 24, 2030	50.0	50.0
Total			200.0	260.0
Less: Current portion of debt			—	(60.0)
Long-term debt			$200.0	200.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation			$31.2	32.7
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
March 31, 2024 and 2023
(Unaudited)
Senior Unsecured Promissory Notes Payable
We have issued senior unsecured promissory notes under our master note agreement (the Master Note Agreement) in the aggregate principal amount of $200.0 as of March 31, 2024. Our aggregate borrowing capacity under the Master Note Agreement is $900.0; however, none of the institutional investors party to that agreement are committed to purchase notes thereunder. There is no amortization of these notes prior to their maturity date and interest is payable quarterly. The notes currently issued under our Master Note Agreement, including the maturity date and fixed interest rate per annum of each series of note, are contained in the table above. The Master Note Agreement contains certain financial and other covenants and we are currently in compliance with these covenants.
(7) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2023 annual report on Form 10-K in Note 10 of the Notes to Consolidated Financial Statements. As of March 31, 2024, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.
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

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements and should be read in conjunction with the condensed consolidated financial statements. Dollar amounts are stated in millions except for share and per share amounts and where otherwise noted. Throughout this document, percentage and dollar change calculations, which are based on non-rounded dollar values, may not be able to be recalculated using the dollar values in this document due to the rounding of those dollar values. References to daily sales rate (DSR) change may reflect either growth (positive) or contraction (negative) for the applicable period.
Business
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of more than 3,400 in-market locations. Our largest end market is manufacturing. Sales to these customers includes products for both original equipment manufacturing (OEM), where our products are consumed in the final products of our customers, and manufacturing, repair, and operations (MRO), where our products are consumed to support the facilities and ongoing operations of our customers. We also service general and commercial contractors in non-residential end markets as well as farmers, truckers, railroads, oil exploration companies, oil production and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our branches, Onsite locations, and customers are primarily located in North America, though we continue to grow our non-North American presence as well.
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
Executive Overview
The following table presents a performance summary of our results of operations for the three-month periods ended March 31, 2024 and 2023.

	Three-month Period
	2024	2023	Change
Net sales	$1,895.1	1,859.1	1.9%
Business days	64	64
Daily sales	$29.6	29.0	1.9%
Gross profit	$861.6	850.0	1.4%
% of net sales	45.5%	45.7%
Selling, general, and administrative expenses	$471.4	456.8	3.2%
% of net sales	24.9%	24.6%
Operating income	$390.2	393.2	-0.8%
% of net sales	20.6%	21.2%
Income before income taxes	$389.8	389.7	0.0%
% of net sales	20.6%	21.0%
Net income	$297.7	295.1	0.9%
Diluted net income per share	$0.52	0.52	0.6%

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

			Change Since:		Change Since:
	Q1 2024	Q4 2023	Q4 2023	Q1 2023	Q1 2023
Selling personnel - absolute employee headcount	16,764	16,512	1.5%	16,178	3.6%
Selling personnel - FTE employee headcount	15,102	15,070	0.2%	14,704	2.7%
Total personnel - absolute employee headcount	23,695	23,201	2.1%	22,820	3.8%
Total personnel - FTE employee headcount	20,935	20,721	1.0%	20,262	3.3%

Number of branch locations	1,592	1,597	-0.3%	1,660	-4.1%
Number of active Onsite locations	1,872	1,822	2.7%	1,674	11.8%
Number of in-market locations	3,464	3,419	1.3%	3,334	3.9%
Weighted FMI devices (MEU installed count)	115,653	113,138	2.2%	104,673	10.5%
During the last twelve months, we increased our total FTE employee headcount by 673. This reflects an increase in our total FTE selling personnel of 398 to support growth in the marketplace and sales initiatives targeting customer acquisition. We had an increase in our distribution and transportation FTE personnel of 158 to support increased product throughput at our facilities and to expand our local inventory fulfillment terminals (LIFTs). We had an increase in our remaining FTE personnel of 117 that relates primarily to personnel investments in information technology, manufacturing, and operational support, such as purchasing and product development.
The table below summarizes the number of branches opened and closed, net of conversions, as well as the number of Onsites activated and closed, net of conversions during the periods presented.

	Three-month Period
	2024	2023
Branch openings	—	2
Branch closures, net of conversions	(5)	(25)

Onsite activations	79	84
Onsite closures, net of conversions	(29)	(33)
Our in-market network forms the foundation of our business strategy. In recent years, we have seen a gradual increase in our in-market locations. This has reflected significant growth in Onsites and, to a lesser degree, international branches, which has more than overcome a meaningful decline in our traditional branch network from a strategic rationalization that aligned our physical footprint with changes in our business strategies. Branch closures may occur in the future to reflect normal churn in our business, but the strategic rationalization has concluded. As a result, we expect to see an increase in the rate of in-market location growth as Onsites continue to increase while our traditional branch network remains stable or grows moderately to sustain and improve our network and support our growth drivers.

FIRST QUARTER OF 2024 VERSUS FIRST QUARTER OF 2023
Results of Operations
The following table sets forth condensed consolidated statements of income information (as a percentage of net sales) for the periods ended March 31:

	Three-month Period
	2024	2023
Net sales	100.0%	100.0%
Gross profit	45.5%	45.7%
Selling, general, and administrative expenses	24.9%	24.6%
Operating income	20.6%	21.2%
Net interest expense	0.0%	-0.2%
Income before income taxes	20.6%	21.0%

Note – Amounts may not foot due to rounding difference.
Sales
The table below sets forth net sales and daily sales for the periods ended March 31, and changes in such sales from the prior period to the more recent period:

	Three-month Period
	2024	2023
Net sales	$1,895.1	1,859.1
Percentage change	1.9%	9.1%
Business days	64	64
Daily sales	$29.6	29.0
Percentage change	1.9%	9.1%
Daily sales impact of currency fluctuations	0.0%	-0.7%
Net sales increased $36.1, or 1.9%, in the first quarter of 2024 when compared to the first quarter of 2023. The effect of adverse weather in the first quarter of 2024 was a reduction in sales by 35 to 55 basis points as compared to a reduction in sales in the first quarter of 2023 by 20 to 40 basis points, resulting in a net negative impact from adverse weather in the first quarter of 2024 of 10 to 30 basis points. The effect of foreign exchange on sales was not material in the first quarter of 2024 as compared to negatively affecting sales in the first quarter of 2023 by approximately 70 basis points.
We experienced higher unit sales in the first quarter of 2024 primarily due to growth with larger customers and Onsite locations opened in the last two years. The impact of product pricing was not material to net sales in the first quarter of 2024, as compared to the impact of product pricing on net sales in the first quarter of 2023 of 290 to 320 basis points. Incremental pricing actions over the past twelve months have been modest in scope, resulting in mostly stable price levels through the first quarter of 2024.

From a product standpoint, we have three categories: fasteners (including fasteners used in original equipment manufacturing (OEM) and maintenance, repair, and operations (MRO), safety supplies, and other product lines, the latter of which includes eight smaller product categories, such as tools, janitorial supplies, and cutting tools. We continued to experience a divergence in the performance of our fastener versus our non-fastener product lines in the first quarter of 2024, which we believe relates to three factors. First, fasteners are more heavily oriented toward production of final goods than maintenance, which results in greater susceptibility to periods of weaker industrial production. Second, pricing for fasteners has decelerated at a faster pace than non-fastener products. Third, while the rate of outgrowth has slowed relative to what we experienced during the final two months of 2023, we continued to experience relatively faster growth with our retailer-oriented customers due to market share gains, product mix, and easier comparisons. This factor primarily benefited our safety product line. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2024	2023	2024	2023
OEM fasteners	-4.0%	12.6%	19.6%	20.8%
MRO fasteners	-5.1%	-1.1%	11.9%	12.8%
Total fasteners	-4.4%	7.0%	31.5%	33.6%
Safety supplies	8.3%	5.7%	21.6%	20.4%
Other product lines	3.9%	12.4%	46.9%	46.0%
From an end market standpoint, we have five categories: heavy manufacturing, other manufacturing, non-residential construction, reseller, and other, the latter of which includes government/education and transportation/warehousing. We continued to experience a divergence in the performance of our manufacturing end market versus our non-manufacturing end markets in the first quarter of 2024, although the scale of that divergence has continued to narrow. These trends reflect a number of factors. First, we are growing relatively faster with key account customers with significant managed spend where our service model and technology is particularly impactful, which disproportionately benefits manufacturing customers. At the same time, this benefit has been increasingly offset by weakening end markets. Second, while our non-residential and reseller end markets remain relatively weak, they are beginning to come across easier comparisons in the preceding periods. Third, while the rate of outgrowth has slowed relative to what we experienced during the final two months of 2023, we continued to experience relatively faster growth with our retailer-oriented customers due to market share gains, product mix, and easier comparisons. This factor primarily benefited our other product lines. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2024	2023	2024	2023
Heavy manufacturing	2.7%	17.6%	43.4%	43.1%
Other manufacturing	2.5%	10.2%	31.6%	31.5%
Total manufacturing	2.6%	14.4%	75.0%	74.6%
Non-residential construction	-6.6%	-2.4%	8.5%	9.3%
Reseller	-2.5%	-5.7%	5.7%	6.0%
Other end markets	7.7%	-3.6%	10.8%	10.1%
We report our customers in two categories: national accounts, which are customers with significant revenue potential and a national, multi-site contract, and non-national accounts, which include large regional customers, small local customers, and government customers. We continued to experience a significant divergence in the performance of our national account customers versus our non-national account customers, which relates to the relative growth of our sales through Onsite locations and larger, key accounts. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2024	2023	2024	2023
National accounts	6.3%	13.6%	62.0%	59.2%
Non-national accounts	-4.5%	3.4%	38.0%	40.8%

Growth Drivers
•We signed 102 new Onsite locations (defined as dedicated sales and service provided from within, or in proximity to, the customer's facility) in the first quarter of 2024. We had 1,872 active sites on March 31, 2024, which represented an increase of 11.8% from March 31, 2023. Daily sales through our Onsite locations, excluding sales transferred from branches to new Onsites, grew at a low single-digit rate in the first quarter of 2024 over the first quarter of 2023. This growth is due to contributions from Onsites activated and implemented in 2024 and 2023, as well as an increase in revenues per location among our more mature locations. These factors were only partly offset by Onsite closures. Our goal for Onsite signings in 2024 remains between 375 to 400.
•FMI Technology is comprised of our FASTStock℠ (scanned stocking locations), FASTBin® (infrared, RFID, and scaled bins), and FASTVend® (vending devices) offering. FASTStock's fulfillment processing technology is not embedded, is relatively less expensive and highly flexible in application, and delivered using our proprietary mobility technology. FASTBin and FASTVend incorporate highly efficient and powerful embedded data tracking and fulfillment processing technologies. The first statistic is a weighted FMI® measure which combines the signings and installations of FASTBin and FASTVend in a standardized machine equivalent unit (MEU) based on the expected output of each type of device. We do not include FASTStock in this measurement because scanned stocking locations can take many forms, such as bins, shelves, cabinets, pallets, etc., that cannot be converted into a standardized MEU. The second statistic is sales through FMI Technology which combines the sales through FASTStock, FASTBin, and FASTVend. A portion of the growth in sales experienced by FMI, particularly FASTStock and FASTBin, reflects the migration of products from less efficient non-digital stocking locations to more efficient, digital stocking locations.
The table below summarizes the signings and installations of, and sales through, our FMI devices.

	Three-month Period
	2024	2023	Change
Weighted FASTBin/FASTVend signings (MEUs)	6,726	5,902	14.0%
Signings per day	105	92
Weighted FASTBin/FASTVend installations (MEUs; end of period)	115,653	104,673	10.5%

FASTStock sales	$239.8	236.7	1.3%
% of sales	12.5%	12.6%
FASTBin/FASTVend sales	$556.9	503.7	10.6%
% of sales	29.0%	26.8%
FMI sales	$796.7	740.4	7.6%
FMI daily sales	$12.4	11.6	7.6%
% of sales	41.5%	39.4%
Our goal for weighted FASTBin and FASTVend device signings in 2024 remains between 26,000 to 28,000 MEUs.
•Our eCommerce business includes sales made through EDI, or other types of technical integrations, and through our web verticals. Daily sales through eCommerce grew 33.6% in the first quarter of 2024 and represented 28.6% of our total sales in the period.
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
Our Digital Footprint in the first quarter of 2024 represented 59.2% of our sales, an increase from 54.1% of sales in the first quarter of 2023.

Gross Profit
Our gross profit, as a percentage of net sales, decreased to 45.5% in the first quarter of 2024 from 45.7% in the first quarter of 2023. Our gross profit percentage was negatively affected by customer and product mix. This reflects relatively stronger growth from large customers, including Onsite customers, and non-fastener products, each of which tend to have a lower gross profit percentage than our business as a whole. The negative impact of mix was partly offset by a couple of trends. First, we continue to experience modestly positive price-cost, reflecting easing product cost, the absence of meaningful pricing actions by us in the period, and an easy comparison versus the price-cost deficit experienced in the first quarter of 2023. Second, we had favorable leverage of organizational/overhead costs, primarily due to greater utilization of domestic transportation resources as we move more product to support current stocking levels.
SG&A Expenses
Our SG&A expenses, as a percentage of net sales, increased to 24.9% in the first quarter of 2024 from 24.6% in the first quarter of 2023. We continue to focus on limiting growth in our headcount and improving the balance of full-time and part-time employees in our workforce. We still deleveraged our employee-related expenses as a result of slower growth in sales in the first quarter of 2024.
The percentage change in employee-related, occupancy-related, and all other SG&A expenses compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total SG&A Expenses	Three-month Period
		2024
Employee-related expenses	70% to 75%	3.9%
Occupancy-related expenses	15% to 20%	0.0%
All other SG&A expenses	10% to 15%	3.5%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes.
In the first quarter of 2024, our employee-related expenses increased when compared to the first quarter of 2023. We experienced an increase in employee base pay due to higher average FTE and higher average wages during the period, as well as an increase in employee health care costs. This was only partly offset by lower bonus and commission payments reflecting slower sales and profit growth versus the first quarter of 2023.
The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior periods:

			Change Since:		Change Since:
	Q1 2024	Q4 2023	Q4 2023	Q1 2023	Q1 2023
Selling personnel (1)	15,102	15,070	0.2%	14,704	2.7%
Distribution/Transportation personnel	3,187	3,095	3.0%	3,029	5.2%
Manufacturing personnel	715	697	2.6%	714	0.1%
Organizational support personnel (2)	1,931	1,859	3.9%	1,815	6.4%
Total personnel	20,935	20,721	1.0%	20,262	3.3%

(1)	Of our Selling Personnel, 80%-85% are attached to a specific in-market location.
(2)
Organizational support personnel consists of: (1) Sales & Growth Driver Support personnel (35% to 40% of category), which includes sourcing, purchasing, supply chain, product development, etc.; (2) Information Technology personnel (35% to 40% of category); and (3) Administrative Support personnel (20% to 25% of category), which includes human resources, Fastenal School of Business, accounting and finance, senior management, etc.

Occupancy-related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our branches and distribution locations, and (4) industrial vending equipment and bins utilized as part of FMI services (we consider this hardware to be a logical extension of our in-market operations and classify the depreciation and repair costs as occupancy expenses).
In the first quarter of 2024, our occupancy-related expenses were flat when compared to the first quarter of 2023. We had lower depreciation expense as we have had a large number of vending machines and certain of our hub automation equipment reach the end of their depreciable lives relative to the first quarter of 2023. This was offset by slightly higher facility expense.

All other SG&A expenses include: (1) selling-related transportation, (2) information technology (IT) expenses, (3) general corporate expenses, which consists of legal expenses, general insurance expenses, travel and marketing expenses, etc., and (4) sales of property and equipment.
Combined, all other SG&A expenses increased in the first quarter of 2024 when compared to the first quarter of 2023. The increase in other SG&A expenses is primarily a result of modest increases in spending on information technology and higher lease costs in our selling-related vehicle fleet due to an increase in the mix of larger truck types and higher prices on newer vehicles.
Operating Income
Our operating income, as a percentage of net sales, decreased to 20.6% in the first quarter of 2024 from 21.2% in the first quarter of 2023.
Net Interest
We had net interest expense of $0.4 in the first quarter of 2024, compared to net interest expense of $3.5 in the first quarter of 2023. We had higher interest income, reflecting higher average cash balances through the period, particularly in January and February, and higher rates earned on those balances. We had lower interest expense, reflecting lower average borrowings through the period.
Income Taxes
We recorded income tax expense of $92.1 in the first quarter of 2024, or 23.6% of income before income taxes. Income tax expense was $94.6 in the first quarter of 2023, or 24.3% of income before income taxes. We believe our ongoing tax rate, absent any discrete tax items or broader changes to tax law, will be approximately 24.5%. Our tax rate in the first quarter of 2024 was below our expected ongoing tax rate due to the tax benefits associated with the exercise of stock options during the quarter.
Net Income
Our net income during the first quarter of 2024 was $297.7, an increase of 0.9% compared to the first quarter of 2023. Our diluted net income per share was $0.52 during the first quarter of 2024, which was unchanged from $0.52 during the first quarter of 2023.
Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended March 31:

	Three-month Period
	2024	2023	Change
Net cash provided by operating activities	$335.6	388.5	-13.6%
Percentage of net income	112.7%	131.7%
Net cash used in investing activities	$48.4	31.0	56.1%
Percentage of net income	16.3%	10.5%
Net cash used in financing activities	$267.4	348.9	-23.4%
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased $52.9 in the first quarter of 2024 when compared to the first quarter of 2023. The decrease in operating cash flow, as a percent of net income, reflects our operating assets and liabilities being a modest use of cash in the first quarter of 2024 versus a source of cash in the first quarter of 2023. Inventory was a smaller source of cash in the first quarter of 2024 relative to the preceding period as the pace of inventory reduction slowed as the process of rightsizing stocking levels to reflect smoother supply chains is substantially complete. We also had relatively less favorable accruals for wages, reflecting the softer growth and earnings environment. Our rate of conversion of net income into operating cash flow in the first quarter of 2024 is broadly consistent with what we have achieved on average in the first quarter over the last five years.

The dollar and percentage change in accounts receivable, net, inventories, and accounts payable as of March 31, 2024 when compared to March 31, 2023 were as follows:

	March 31		Twelve-month Dollar Change	Twelve-month Percentage Change
	2024	2023	2024	2024
Accounts receivable, net	$1,213.2	1,149.8	$63.4	5.5%
Inventories	1,496.3	1,651.9	(155.6)	-9.4%
Trade working capital	$2,709.5	2,801.7	$(92.2)	-3.3%

Accounts payable	$276.0	266.8	$9.2	3.4%
Trade working capital, net	$2,433.5	2,534.9	$(101.4)	-4.0%

Net sales in last three months	$1,895.1	1,859.1	$36.1	1.9%
Note - Amounts may not foot due to rounding difference.
The increase in our accounts receivable balance in the first quarter of 2024 was primarily attributable to two factors. First, our receivables increased as a result of growth in sales to our customers. Second, we continue to experience a shift in our mix due to relatively stronger growth from national account customers, which tend to carry longer payment terms than our non-national account customers.
The decrease in our inventory balance in the first quarter of 2024 primarily reflects progress made over the last twelve months to reduce inventory following the normalization of the supply chain after the disruptions experienced in 2022. We responded to that event by deepening inventory to support customer growth, and the process of rightsizing our stock can be protracted given the quantity of imported product we source. We have also experienced modest deflation in our inventory.
The increase in our accounts payable balance in the first quarter of 2024 was primarily attributable to our product purchases increasing to support the growth in our business. The growth in our accounts payable balance is above the growth in our sales reflecting re-stocking of certain products that were depleted to support certain customer needs during the fourth quarter of 2023. It also reflects the timing of the Good Friday holiday, as our purchasing activities remained steady relative to slower sales at the end of the first quarter of 2024.
Net Cash Used in Investing Activities
Net cash used in investing activities increased by $17.4 in the first quarter of 2024 when compared to the first quarter of 2023. This was due to higher net capital expenditures (purchases of property and equipment, net of proceeds from sales of property and equipment) in the first quarter of 2024 compared to the first quarter of 2023.
Our capital spending typically falls into six categories: (1) purchases related to FMI hardware, (2) purchases of property and equipment related to expansion of and enhancements to distribution centers, (3) spending on software and hardware for our information processing systems, (4) the addition of fleet vehicles, (5) expansion, improvement or investment in certain owned or leased branch properties, and (6) the addition of manufacturing and warehouse equipment. Proceeds from the sales of property and equipment, typically for the planned disposition of pick-up trucks as well as distribution vehicles and trailers in the normal course of business, are netted against these purchases and additions. During the first quarter of 2024, our net capital expenditures were $48.3, which was an increase from $30.9 in the first quarter of 2023. This was primarily due to an increase in spending for facility construction and upgrades, as well as higher vehicle spending reflecting the timing of deliveries from our suppliers.
Cash requirements for capital expenditures were satisfied from cash generated from operations, available cash and cash equivalents, our borrowing capacity, and the proceeds of disposals. During the full year of 2024, we continue to expect our investment in property and equipment, net of proceeds from sales, to be within a range of $225.0 to $245.0, increasing from $160.6 in 2023. This increase reflects spending to complete our Utah distribution center, investments in picking technology and equipment in our hubs and branches, higher outlays for FMI hardware reflecting our higher targeted signings and a slight build in device inventory, and an increase in spending on information technology.

Net Cash Used in Financing Activities
Net cash used in financing activities decreased $81.5 in the first quarter of 2024 when compared to the first quarter of 2023. This was primarily due to debt reduction in the first quarter of 2024 being significantly lower than in the first quarter of 2023 owing to smaller outstanding debt balances. This was only partly offset by an increase in capital returned to shareholders through dividends in the period.
During the first quarter of 2024, we returned $223.2 to our shareholders in the form of dividends, compared to the first quarter of 2023 when we returned $199.8 to our shareholders in the form of dividends. We did not repurchase any of our common stock in either period.
We have authority to purchase up to 6,200,000 additional shares of our common stock under the July 12, 2022 authorization. This authorization does not have an expiration date.
Total debt on our balance sheet was $200.0 at the end of the first quarter of 2024, or 5.5% of total capital (the sum of stockholders' equity and total debt). This compares to $400.0, or 10.9% of total capital, at the end of the first quarter of 2023. The higher level of debt carried in the first quarter of 2023 was due to having used our revolver to finance working capital to mitigate supply chain constraints. With the supply chain normalizing, we have been able to reduce layers of working capital and generate cash flow to lower our level of indebtedness in the first quarter of 2024.
Our material cash requirements for known contractual obligations include capital expenditures, debt, and lease obligations, each of which are discussed in more detail earlier in this report in the Notes to Condensed Consolidated Financial Statements and in our 2023 annual report on Form 10-K.
An overview of our cash dividends paid or declared in 2024 and 2023 is contained in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates – A discussion of our critical accounting policies and estimates is contained in our 2023 annual report on Form 10-K. There have been no material changes from the critical accounting policies and estimates disclosed in our annual report on Form 10-K.
Recently Issued and Adopted Accounting Pronouncements – A description of recently issued and adopted accounting pronouncements, if any, is contained in Note 1 of the Notes to Condensed Consolidated Financial Statements.
Certain Risks and Uncertainties – Certain statements contained in this document do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations and beliefs regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, our strategies, goals, mission and vision, our expectations related to future capital expenditures, future investment in property and equipment, future tax rates, future inventory levels, pricing, Onsite and weighted FMI device signings, the impact of inflation on our cost of goods or SG&A expenses, the impact of price increases on overall sales growth or margin performance, and our ability to grow our business through the enhancement of sales through our Digital Footprint. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries, competitive pressure on selling prices, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments and the challenges of operating in foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, weak acceptance or adoption of our FMI offering or Onsite business models, increased competition in FMI or Onsite, difficulty in maintaining installation quality as our FMI business expands, the leasing to customers of a significant number of additional FMI devices, the failure to meet our goals and expectations regarding branch openings, branch closings, or expansion of our FMI offering or Onsite operations, changes in the implementation objectives of our business strategies, challenges in developing and expanding our digital capabilities, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling SG&A expenses, including FTE growth, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, the rate at which our supply chain normalizes, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law or the impact of any such changes on future tax rates, changes in tariffs or the impact of any such changes on our financial results, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, difficulties measuring the contribution of price increases on sales growth, acts of war, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks from changes in foreign currency exchange rates, commodity steel pricing, commodity energy prices, and interest rates. Changes in these factors cause fluctuations in our income and cash flows. We evaluate and manage exposure to these market risks as follows:
Import shipping costs – We import a significant quantity of our products, particularly fasteners and private label products, from foreign suppliers, primarily in Asia. As a result, we incur costs related to shipping charges, duties, harbor fees, and sundry other expenses involved in the movement of product for sale in North America and our other global locations. These costs are embedded in our product values, and significant fluctuations can affect our product gross profit depending on what mitigating actions might be taken. The most significant contributor to these fluctuations is the cost of overseas shipping containers, although the timing of any impact can be affected by the length of our supply chain, contractually agreed upon rates, or differences in rates between routes. We estimate the effect on our net income related to import shipping costs was a favorable $5.0 to $10.0 in the first quarter of 2024.
Commodity steel prices – We buy and sell various types of steel products; these products consist primarily of different types of fasteners and related hardware. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers. During the first quarter of 2024, the price of steel as reflected in many market indexes was at or slightly below the prior year. Due to our long supply chain, changes in the cost of steel can take a number of quarters to be reflected in our financial results. Further, the cost of the raw material is generally a small part of the total value of the steel products that we sell, which can also diminish the impact of cost changes for the raw material. We estimate the effect on our net income related to commodity steel prices was immaterial in the first quarter of 2024.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity. As reflected in many market indexes, energy prices during the first quarter of 2024 were at or slightly below the prior year, which contributed to slightly lower costs for fuel consumed in our vehicles and lower utility costs at our facilities. Total direct fuel consumption is a relatively minor cost to the company and, as a result, we estimate the effect on our net income related to commodity energy prices was immaterial in the first quarter of 2024.
Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. During the first quarter of 2024, prices for fossil fuels were generally stable with prior year levels. The cost of the raw material is generally a small part of the total value of the products that we sell, which can diminish the impact of cost changes for the raw material. As a result, we estimate the effect on our net income related to materials for which fossil fuels are a feedstock was immaterial in the first quarter of 2024.
Foreign currency exchange rates – Foreign currency fluctuations can affect our net investments, our operations in countries other than the U.S., and income denominated in foreign currencies. Our primary exchange rate exposure has traditionally been with the Canadian dollar against the United States dollar, and we have not historically hedged our foreign currency risk given that exposure to date has not been material. Changes in foreign exchange rates were immaterial for the first quarter of 2024.
Interest rates - Loans under our Credit Facility bear interest at floating rates. As a result, changes in such rates can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. We have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase to our floating rate debt in the first quarter of 2024 would have resulted in approximately $0.1 of additional interest expense. A description of our Credit Facility is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements.
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
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors described in Part I, Item 1A, Risk Factors of our most recently filed annual report on Form 10-K.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the first quarter of 2024:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2024	0	$0.00	0	6,200,000
February 1-29, 2024	0	$0.00	0	6,200,000
March 1-31, 2024	0	$0.00	0	6,200,000
Total	0	$0.00	0	6,200,000

(1)	As of March 31, 2024, we had remaining authority to repurchase 6,200,000 shares under the July 12, 2022 authorization. This authorization does not have an expiration date.
ITEM 5 — OTHER INFORMATION
None of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended March 31, 2024.
ITEM 6 — EXHIBITS
INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 8-K dated as of April 22, 2019)

3.2	Restated By-Laws of Fastenal Company dated as of February 2, 2024 (incorporated by reference to Exhibit 3.2 to Fastenal Company's 10-K for fiscal year ended December 31, 2023)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101
The following financial statements from the quarterly report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the quarterly report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: April 16, 2024	By:	/s/ Holden Lewis
Holden Lewis
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 16, 2024	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Executive Vice President - Chief Accounting Officer and Treasurer
(Duly Authorized Officer and Principal Accounting Officer)