Form 10-K
period 2024-12-31
FASTENAL CO
filed 2025-02-06
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024, or

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
Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was $35,916,816,764, based on the closing price of the registrant's Common Stock on that date. For purposes of determining this number, all executive officers and directors of the registrant as of June 28, 2024 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of January 21, 2025, the registrant had 573,419,704 shares of Common Stock issued and outstanding.

FASTENAL COMPANY
ANNUAL REPORT ON FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement relating to our 2025 annual meeting of shareholders (Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Our Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K, or in our other reports and other written and oral statements we made from time to time, do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance and opportunities for growth based on potential market opportunities, our perceived marketplace opportunities, our strategies, goals, mission and vision, historical sequential trends and sales changes, and our expectations about matters including capital expenditures, tax rates, inventory levels, liquidity, declaration and payment of dividends, liabilities from tax positions, the performance of our fastener business in comparison to our non-fastener business, openings and closing of in-market locations and signings of Onsite locations and new machine equivalent units for Fastenal Managed Inventory (FMI) (including bin stock and industrial vending) and the competitive advantages they offer, our digital solutions and other product offerings (including new product lines), national accounts as a percentage of overall sales, the advantages of our integrated physical and virtual model, growth in safety products as a percentage of product sales, the amount of FMI sales that we may be able to service through local inventory fulfillment terminals, and the ability of our competitors to replicate our distribution capabilities. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns (including economic downturns as a result of global pandemics), weakness in the manufacturing or commercial construction industries or any of our end markets, competitive pressure on selling prices, changes in trade policies or tariffs, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, product and transportation inflation, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, increased competition (including with respect to our FMI or Onsite operations), difficulty in maintaining installation quality as our industrial vending business expands, the failure to meet our goals and expectations regarding branch openings, branch closings, or expansion of our FMI offering or Onsite operations, the failure to realize expected benefits from the completion of our strategic rationalization, changes in the implementation objectives of our business strategies, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, changes in sales trends, changes in supplier production lead times, short-term inefficiencies in our supply chain may not normalize or result in certain warehousing customer growth, changes in our cash position or our need to make capital expenditures, credit market volatility and increases in interest rates, changes in tax law or the impact of discrete items on future tax rates, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, difficulty in obtaining continued business from new safety product customers and the acceptance by customers of any new product lines, cybersecurity incidents, potential liability and reputational damage that can arise if our products are defective, and other risks and uncertainties detailed in this Form 10-K under the heading 'Item 1A. Risk Factors'. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

PRESENTATION OF DOLLAR AMOUNTS
All dollar amounts in this Annual Report on Form 10-K are presented in millions, except for share and per share amounts or where otherwise noted. Throughout this document, percentage and dollar change calculations, which are based on non-rounded dollar values, may not be able to be recalculated using the dollar values in this document due to the rounding of those dollar values. References to daily sales rate (DSR) change may reflect either growth (positive) or contraction (negative) for the applicable period. Beginning in the first quarter of 2024, references to 'net earnings', 'operating and administrative expenses', and 'earnings before income taxes' have been revised in our consolidated financial statements and financial reports, including this annual report on Form 10-K, to 'net income', 'selling, general, and administrative expenses (SG&A)', and 'income before income taxes', respectively.
PART I
ITEM 1.BUSINESS
Note – Information in this section is as of year end unless otherwise noted. The year end is December 31, 2024 unless additional years are included or noted.
Overview
Fastenal Company (together with our subsidiaries, hereinafter referred to as Fastenal or by terms such as we, our, or us) began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. We opened our first branch in 1967 in Winona, Minnesota, a city with a population today of approximately 26,000. We began with a marketing strategy of supplying threaded fasteners to customers through a branch network in small, medium, and, in subsequent years, large cities. Over time, how and where we engage our customers has expanded and evolved. Today we sell a broader range of industrial and construction supplies spanning more than nine major product lines through a global network of in-market locations utilizing diverse technologies such as vending devices, bin stock devices, and eBusiness. The large majority of our transactions are business-to-business. We provide additional descriptions of our product lines and market channels later in this document. At the end of 2024, we had 3,628 in-market locations (defined in the table below) in 25 countries supported by 15 distribution centers in North America, with 12 in the United States (U.S.), two in Canada, and one in Mexico; one in Asia; and two in Europe, and we employed 23,702 people. We believe our success can be attributed to the high quality of our employees and their convenient proximity to our customers, and our ability to offer customers a full range of products and services to reduce their total cost of procurement.
Our Channels to Market
We engage our customers primarily through branch and Onsite locations. Branches and Onsites exist very close to our customers, usually within miles of, and often within or immediately proximate to, our customers' physical operations. Together, these constitute our 'in-market' network. Many of our customers engage with us through eBusiness, but in most cases these customers are utilizing eBusiness to supplement our service through our other channels.

The following table shows, as of the end of each of the last 10 fiscal years, our consolidated net sales; the number of branch, Onsite, and total in-market locations; their respective sales, as well as the average monthly sales per location that were generated from our branch and Onsite locations; and our sales generated from non-traditional sources:

	2024	2023	2022	2021	2020	2019	2018	2017	2016	2015
Net sales	$7,546.0	7,346.7	6,980.6	6,010.9	5,647.3	5,333.7	4,965.1	4,390.5	3,962.0	3,869.2
Branch locations	1,597	1,597	1,683	1,793	2,003	2,114	2,227	2,383	2,503	2,622
Branch sales (1)	$4,109.3	4,073.6	4,161.6	3,726.2	3,587.1	3,660.1	3,625.8	3,399.6	3,198.1	3,281.8
Average monthly sales per branch location (2)	$214.4	207.0	199.5	163.6	145.2	140.5	131.1	116.0	104.0	104.0
Onsite locations	2,031	1,822	1,623	1,416	1,265	1,114	894	605	401	264
Onsite sales (1)	$3,201.6	2,926.7	2,465.5	1,898.0	1,485.6	1,391.7	1,081.7	770.2	569.2	454.3
Average monthly sales per Onsite location (2)	$138.5	141.6	135.2	118.0	104.1	115.5	120.3	127.6	142.7	158.4
Other sales (3)	$235.1	346.4	353.5	386.7	574.6	281.9	257.6	220.7	194.7	133.1
Total in-market locations (4)	3,628	3,419	3,306	3,209	3,268	3,228	3,121	2,988	2,904	2,886

(1)	Sales attributable to our traditional and international branch locations (both of which are defined below), and our Onsite locations, respectively.
(2)
Average sales per month considers the average active base of branches and Onsites, respectively, in the given year, factoring in the beginning and ending location count, divided by total sales attributable to our branch and Onsite locations, respectively, further divided by 12 months. This information is presented in thousands.

(3)
This portion of sales is generated outside our traditional in-market locations, examples of which include sales arising from our custom in-house manufacturing, industrial services, and other non-traditional sources of sales. In 2020, this included the effects of COVID-19, one response to which was substantial sales of pandemic-related products that were direct-shipped (versus sold through in-market locations) as a means of delivering critical supplies more quickly.

(4)	'In-market locations' is defined as the sum of the total number of branch locations and the total number of Onsite locations.
This structure has evolved over time as a result of one of Fastenal's guiding principles since inception: that we can improve our service by getting closer to the customer. This has been achieved by opening branch locations and, more recently, Onsite locations. Today, we believe there are few companies that offer our North American in-market location coverage. In 2024, roughly 53% of our sales and 50% of our in-market locations were in major Metropolitan Statistical Areas (MSAs) (populations in the U.S. and Canada greater than 500,000 people), while 21% of our sales and 20% of our in-market locations were in small MSAs (populations under 500,000 people), and 26% of our sales and 30% of our in-market locations were not in an MSA (populations under 50,000 people). In our view, this has proven to be an efficient means of providing customers with a broad range of products and services on a timely basis. Maintaining operations that are physically proximate to our customers' operations have represented, and continue to represent, the foundation of our service approach.
The distinctions between our branch and Onsite locations are as follows:
Branch locations typically service a wide variety and number of customers, ranging from the local operations of large, national account customers to smaller local businesses. Locations are selected primarily based on their proximity to our distribution network and employment and production data for manufacturing and non-residential construction companies. We stock all branches with inventory drawn from all of our product lines and tailored by our district and branch personnel to the needs of the local customer base.
Based on the unique characteristics of certain markets and the judgement of local leadership, different branch types have emerged over time. In the United States and Canada, the most common type is the Customer Fulfillment Center (CFC), which tends to feature a limited showroom and stock customer-specific inventory. These have the appearance of and function more like an industrial supply house and stocking location. The United States and Canada also utilize a Customer Service Branch (CSB), which tend to feature a showroom and a more standardized stocking model of products designed for contractors. CSBs often conduct some business with non-account or retail-like customers. At the end of 2024, 87% of our United States and Canada branches operated as a CFC and 13% operated as a CSB. Outside the United States and Canada we typically deploy an International Branch. These locations lack a showroom and tend to service fewer customers who tend to be large, national account customers disproportionately concentrated in manufacturing and heavily oriented toward planned product spend.

Regardless of what branch type ultimately evolves to service the unique features of a specific geographic location, all our branches share a common purpose and similar operating priorities. We believe our ability to provide a consistent local service model on a global basis is attractive to our customer base, which consists heavily of North American-based multinational companies with significant foreign operations.
Since Fastenal's founding and through 2013, branch openings were a primary growth driver for us, peaking in 2013 at 2,687 locations. Branches were entirely U.S.-based until 1994, when we opened our first location in Canada followed by opening our first branch location in Mexico in 2001. Since then, we have continued to expand our global footprint, including into Europe, Asia, and Central and South America. In the period from 2013 to 2023, we experienced a net decline of 1,090 in our total branch count, which was primarily due to consolidations in our U.S. market. New growth drivers, business models, and business tools emerged and diminished the direct role of branch openings in our growth, resulting in a strategic rationalization to align our physical footprint with changes in our business strategies. In 2024, we disclosed that this strategic rationalization had concluded and future openings and closings were likely to be more balanced and in accordance with the strategies and specific circumstances of local operations.
At the end of 2024, we had 1,499 branches in North America, which includes the United States, Canada, and Mexico, representing 52.2% of net sales and 98 branches outside of North America representing 2.2% of net sales.
Onsite locations are not new, having entered into the first such arrangement in 1992. However, it was largely a local option that grew slowly before we identified it as a growth driver in 2014, at which point we made substantial investments to accelerate its traction in the marketplace. In this model, we provide dedicated sales and service to a single customer from a location that is physically within, or strategically proximate to, the customer's facility, with inventory that is specific to the customer's needs. In many cases, we are shifting sales with the customer from an existing branch location, though we also see new customer opportunities arise as a result of our Onsite capabilities. The model is best suited for larger companies, though we believe we can provide a higher degree of service at a lower level of sales than most of our competitors. It has been our experience that the sales mix at our Onsite locations typically produces a lower gross profit percentage than at our branch locations, but we gain sales with the customer and our cost to serve is lower. We have identified over 11,000 manufacturing and construction customer locations in North America with potential to implement the Onsite service model. These include customers with which we have an existing national account relationship today, and potential customers we are aware of due to our local market presence with which we do not have a meaningful relationship today. However, as awareness of our capabilities has grown, we have identified additional Onsite potential with certain agencies of state, provincial, and local government customers, and academia. We also believe as we continue to follow our existing national account customers outside the U.S., our market potential for Onsite solutions will continue to expand. The international opportunity is substantial, but our speed is limited by our relatively underdeveloped infrastructure in comparison to the U.S. We expect sales from Onsite arrangements to continue to increase meaningfully over time. At the end of 2024, we had 1,961 Onsite locations in North America, which included the United States, Canada, and Mexico, representing 41.6% of net sales and 70 Onsite locations outside of North America representing 0.8% of net sales. As of December 31, 2024, we signed 358, 326, and 356 new Onsite locations (referred to herein as signings) in 2024, 2023, and 2022, respectively.

At the end of 2024, we operated branches and Onsites in 25 total countries. The following table provides a summary of the branches and Onsite locations we operated at the end of each year, as well as the openings, closings, and conversions during each year:

	North America				Outside North America
	U.S. (1)	Canada	Mexico	Subtotal	Central & South America (2)	Asia (3)	Europe (4)	Subtotal	Total
In-Market Locations - 12/31/22	2,707	276	177	3,160	21	45	80	146	3,306
Starting Branches	1,369	169	66	1,604	5	22	52	79	1,683
Opened Branches	—	—	3	3	—	3	4	7	10
Closed/Converted Branches (5)	(92)	(5)	—	(97)	—	—	1	1	(96)
Ending Branches	1,277	164	69	1,510	5	25	57	87	1,597

Starting Onsites	1,338	107	111	1,556	16	23	28	67	1,623
Opened Onsites	283	18	20	321	—	1	7	8	329
Closed/Converted Onsites (5)	(115)	(6)	(3)	(124)	(1)	(2)	(3)	(6)	(130)
Ending Onsites	1,506	119	128	1,753	15	22	32	69	1,822
In-Market Locations - 12/31/23	2,783	283	197	3,263	20	47	89	156	3,419

Starting Branches	1,277	164	69	1,510	5	25	57	87	1,597
Opened Branches	1	—	1	2	—	3	6	9	11
Closed/Converted Branches (5)	(14)	—	1	(13)	—	(1)	3	2	(11)
Ending Branches	1,264	164	71	1,499	5	27	66	98	1,597

Starting Onsites	1,506	119	128	1,753	15	22	32	69	1,822
Opened Onsites	271	36	27	334	—	4	5	9	343
Closed/Converted Onsites (5)	(117)	(2)	(7)	(126)	(1)	—	(7)	(8)	(134)
Ending Onsites	1,660	153	148	1,961	14	26	30	70	2,031
In-Market Locations - 12/31/24	2,924	317	219	3,460	19	53	96	168	3,628

(1)	Includes the U.S., the Dominican Republic, Guam, and Puerto Rico.
(2)	Includes Panama, Brazil, and Chile.
(3)	Includes Singapore, China, Malaysia, and Thailand.
(4)	Includes the Netherlands, Hungary, the United Kingdom, Germany, the Czech Republic, Italy, Romania, Sweden, Poland, Austria, Switzerland, Ireland, Spain, France, and Belgium.
(5)	The net impact of non-in-market locations or Onsite locations converted to branches, branches converted to Onsite locations or non-in-market locations, and closures of branches or Onsite locations.
We believe the profitability of our in-market locations is affected by the average sales produced by each site. In any in-market location, certain costs related to growth are at least partly variable, such as employee-related expenses, while others, like rent and utility costs, tend to be fixed. As a result, it has been shown that as an in-market location increases its sales base over time, it typically will achieve a higher operating profit margin. This ability to increase our operating profit margin is influenced by: (1) general growth based on end market expansion and/or market share gains that increases the monthly sales of the location and (2) the age of the in-market location (new locations tend to be less profitable due to start-up costs and, in the case of a branch, the time necessary to generate a customer base). The paths to higher operating profit margins are slightly different in a traditional branch versus an Onsite location, as the former will tend to have more fixed costs to leverage, while the latter will tend to have a smaller fixed cost burden but have greater leverage of its employee-related expenses. In the short term, the Onsite program can hurt the profitability of our existing branch network as it can pull established sales away from an existing branch even as its fixed expenses are largely unchanged.
There are many reasons why local or regional management might decide to close an in-market location. Key customers may have migrated to a different part of the market, factories may have closed, our own supply chain capabilities in a market may have evolved to allow us to service some areas with fewer branches, and/or our customers may have transitioned to our Onsite model. An Onsite location may also close because local or regional management determines that the business at the location is unlikely to scale sufficiently to justify our being on premise, in which case the relationship often reverts to being managed in a local branch.

We utilize additional types of selling locations within our network, but these tend to be more specialized in nature and relatively few in number, comprising less than five percent of our total selling locations. We remain committed to a large, robust service network, including traditional branches, international branches, and Onsites; it remains the indispensable foundation of our business. We anticipate that relatively stable branch count in the United States and Canada, combined with growth in branch count outside of the United States and Canada and growth in global Onsite locations, will result in an increase to overall in-market locations over time.
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
Industrial vending (FASTVend®) was introduced in 2008 to provide our customers with improved product monitoring and control. Benefits include reduced consumption, reduced purchase orders, reduced product handling, and 24-hour product availability. We believe that we have a market advantage by virtue of our extensive in-market network of inventory and local personnel. For these reasons, the initiative began to gain significant traction in 2011, and we finished 2024 with approximately 119,800 FASTVend devices in the field. We believe industrial vending has proven its effectiveness in strengthening our relationships with customers and helped to streamline the supply chain where it has been utilized. We also believe there remains considerable room to grow our current installed base of devices before it begins to approach the number of units we believe the market can support. We estimate the market could support as many as 1.7 million vending units and, as a result, we anticipate continued growth in installed devices over time.
Our industrial vending portfolio consists of 20 different vending devices, with 16 of these being in either a helix or locker format. Our most utilized models include the helix-based FAST 5000 and our 12- and 18-door lockers; combined, these comprise approximately 64% of our installed base of devices. These are either configurable or are available in multiple configurations to accommodate the various sizes and forms of products that will be dispensed to match the unique needs of our customers. Target monthly sales per device typically range from under $1,000 to in excess of $3,000, with our flagship FAST 5000 device having a targeted monthly throughput of $2,000.
Bin stock (FASTStock℠ and FASTBin®) programs, where product is held in bins in a customer facility, are similar to our vending business in that it involves moving product closer to the point of customer use within their facilities. Such programs have existed in the industrial supply industry for a considerable time, with open bins being clustered in a racking system, each of which holds original equipment manufacturing (OEM) fasteners, maintenance, repair, and operations (MRO) fasteners, and/or non-fastener products that are consumed in the customers' operations. Historically, these bins were simply plastic and metal containers that held product and were visually inspected by our customers or Fastenal personnel to determine replenishment need. These bins in some cases are organized and labeled into customized digital plan-o-grams, which we call FASTStock and allow for the scanning of product when it is at a minimum desired level. However, in 2019 we introduced our FASTBin technology. FASTBin is the evolution of FASTStock into a set of electronic inventory management solutions that automate process controls by providing 24/7 continuous inventory monitoring, real-time inventory visibility, and automatic replenishment of bin stock parts.
These technologies come in four forms: (1) scales that utilize a high-precision weight sensor system to measure the exact quantity on hand in real time, notifying Fastenal to replenish when inventory hits an established minimum; (2) infrared (IR) that uses IR sensors lining individual bins to provide real-time visibility of approximate quantity and inventory values, notifying Fastenal to replenish when inventory hits an established minimum threshold; (3) RFID, which is a Kanban system that utilizes RFID tags so that when an empty bin is removed from the rack and placed in a replenishment zone (also part of the same racking system), a notification is sent to Fastenal to refill the order; and (4) FASTClick, which is an electronic button utilized on products or in locations that do not lend themselves to a vending- or bin-based solution that allows a customer to signal they would like a replenishment activity without the need of a Fastenal representative. These technologies provide superior monitoring capabilities and immediate visibility to consumption changes, allowing for a lean supply chain, reducing risk of stock-outs, and providing a more efficient labor model for both the customer and the supplier.

Our weighted FMI measure combines signings and installations of FASTBin and FASTVend in a standardized machine equivalent unit (MEU) based on the expected output of each type of device. We do not include FASTStock in this measurement because scanned stocking locations can take many forms, such as bins, shelves, cabinets, pallets, etc., that cannot be converted into a standardized MEU. This conversion takes the targeted monthly throughput of each FMI device signed or installed and compares it to the $2,000 target monthly throughput of our FAST 5000 vending device. For example, an RFID enclosure, with target monthly sales of $2,000 would be counted as '1.00' machine equivalent ($2,000/$2,000 = 1.00). An infrared bin, with target monthly sales of $40, would be counted as '0.02' machine equivalent ($40/$2,000 = 0.02).
The table below summarizes the signings and installations of, and sales through, our FMI devices.

	Twelve-month Period
	2024	2023	Change
Weighted FASTBin/FASTVend signings (MEUs)	27,984	24,126	16.0%
Signings per day	110	95
Weighted FASTBin/FASTVend installations (MEUs; end of period)	126,957	113,138	12.2%

FASTStock sales	$956.6	927.6	3.1%
% of sales	12.5%	12.5%
FASTBin/FASTVend sales	$2,295.5	2,070.2	10.9%
% of sales	30.0%	27.8%
FMI sales	$3,252.1	2,997.8	8.5%
FMI daily sales	$12.8	11.8	7.6%
% of sales	42.5%	40.3%
Digital Solutions
We also invest in digital solutions that aim to deliver strategic value for our customers, leverage local inventory for same-day solutions, and provide efficient service. While there is a transactional element to our digital services, many of the solutions we invest in are intended to add value to customers by illuminating various elements of their supply chain. In many cases, this provides insights that allow us to migrate transactional, 'non-sticky' (and traditionally high cost) online spend into a 'sticky' managed setting (such as our FMI programs). These solutions take many forms:
1) Transactional. Our eBusiness includes eProcurement activities, which are integrated transactions, including electronic data interchange (EDI), and eCommerce (transactional website sales), which provide a means for our customers to effectively and efficiently procure MRO and unplanned spend. While there is a retail component to our transactional digital services, most of the sales attributable to this is with our traditional customer base, nearly all of which purchase digitally as a supplement to other channels and tools it utilizes with Fastenal. We attribute the sales generated from a customer location through our transactional platforms to the in-market location traditionally servicing this customer location.
2) Analytics. Data analytics provide customers with detailed insights into their business operations. FAST360° offers a comprehensive view of inventory and spending, allowing users to visualize product organization and analyze spending trends. FAST360° Analytics uses Microsoft Power BI to offer stakeholders visualization tools for analyzing spend, supply channels, and cost savings. FAST360° acts as the bridge between our fulfillment operations and a customer's view into our managed service model, and provides our customers with one central source of information. These platforms empower users to make data-driven decisions, optimize operations, and improve efficiency by providing actionable insights into Fastenal-managed inventory and spending. By incorporating visual representations of complex data into standardized and tailored reporting templates, the team collaborates with Fastenal's customers and business leaders to turn insights into action.
3) Digital Visibility. Certain of our digital capabilities are intended to produce operational efficiencies for our customers and ourselves and/or to deliver strategic value by illuminating customer supply chain operations. For instance, we have developed, and continue to develop, 'Mobility' applications, one example of which is our Vending App, which provides a number of benefits. It provides easy, real-time information pertaining to a customer's local inventory position within their point-of-use devices. It incorporates customer usage data to recommend optimized parts and quantity for specific devices, which improves customer inventories while reducing the risk of stock-outs. Moving our fulfillment process from a vending device-based keypad function to a tablet or scanning interaction improves the restock process (reduced risk of product outages), reducing time consumed (greater efficiency) while improving accuracy (improved quality assurance). We will continue to build out our suite of Mobility applications. EDI is the connectivity between our system and our customers' procurement systems – whether a direct integration into their Enterprise Resource Planning system or through a third-party procurement network or marketplace. These solutions provide a system-to-system exchange of electronic procurement documents (such as purchase orders, advanced shipping notices, and invoices for direct and indirect spend). Our eProcurement Solutions provide a bridge between our managed replenishment activity and our customers' procurement systems – creating an efficient, accurate and streamlined procure-to-pay process.
4.) Crib Management. We host FASTCrib, a cloud-based software tool designed to provide customers with visibility and control of their entire supply chain. It is an integrated platform that maintains customer-specific product catalogs, provides control and tracking of inventory levels, streamlines and consolidates procurement processes, and enables rich visualization and reporting in an environment with robust user controls. It also has modules for asset tracking and integrates into our FMI suite. FASTCrib creates a one-stop, just-in-time supply chain management capability for all of the products and services consumed by our customers, whether provided directly by Fastenal or other vendors.
Digital Footprint
Our digital products and services are comprised of sales through FMI (FASTStock, FASTBin, and FASTVend) plus that proportion of our eBusiness sales that do not represent billings of FMI services (collectively, our Digital Footprint). We believe the data that is created through our digital capabilities enhances product visibility, traceability, and control that reduces risk in operations and creates ordering and fulfillment efficiencies for both us and our customers. As a result, we believe our opportunity to grow our business will be enhanced through the continued development and expansion of our digital capabilities. Our Digital Footprint represented 60.4% of sales in 2024.
We believe the combination of our broad product offering, physical presence on a global scale, and toolbox of services, specialists, and digital capabilities, produces a customer engagement model that is difficult for large and small competitors to replicate. This is consistent with our strategy and offers significant value by providing differentiated and difficult to displace service. We also believe it differentiates us when compared to web purchasing models as an independent sales channel. We expect to continue to build out and develop our digital solutions over time. Our greatest opportunity lies with the deployment of efficient and effective supply chain programs. We are focused on addressing the four key components: people, products, processes, and technology, to support this model.
Distribution Network
We operate 15 regional distribution centers in North America: 12 in the U.S., two in Canada, and one in Mexico. We also operate one distribution center in Asia and two distribution centers in Europe. These distribution centers give us approximately 5.1 million square feet of distribution capacity. Additional details on these locations can be found within the 'Item 2. Properties' section of this Form 10-K. These distribution centers are located so as to permit deliveries of two to five times per week to our in-market locations using our trucks and overnight delivery by surface common carrier, with approximately 79% of our North American in-market locations receiving service four to five times per week. The distribution centers in Indiana and Kansas also serve as 'master' hubs, with those in California and North Carolina serving as 'secondary' hubs to support the needs of the in-market locations in their geographic regions, as well as to provide a broader selection of products for the in-market locations serviced by the other distribution centers.
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
We also utilize a network of Local Inventory Fulfillment Terminals (LIFTs) which reside within our existing distribution centers and are intended to support areas that have a dense population of FMI devices. Traditionally, branch personnel were solely responsible for stocking and packaging FMI-related inventory, delivering to a customer's location, and refilling the customer's devices. As our sales through FMI devices have grown, this approach resulted in redundant inventory in a territory and a greater proportion of our sales personnel's time being spent on non-sales activities, an issue we are mitigating through LIFTs. We primarily utilize a 'drop-and-deliver' model wherein a LIFT is responsible for stocking and packaging FMI supplies, producing inventory and accuracy benefits, and delivering them to the business unit, where delivery and replenishment is then performed by local district or branch personnel. In a minority of cases we deploy a 'drop-and-scatter' model, wherein delivery and replenishment is also performed by LIFT personnel. In 2024, approximately 10% of our FMI sales was supported through a LIFT, but over time we believe this figure can approximate 40% of our FMI sales.
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

We transport product between our distribution centers and from our distribution centers to our in-market locations. We typically transport approximately 90% of our products on our own fleet of Class 6, 7, and 8 trucks, with the remainder being on third party shippers. Costs range from lease charges, driver pay, fuel costs to support our captive fleet, and fees paid to third-party shippers. These expenses are included in cost of goods sold but are not considered a part of our landed product cost, with fluctuations typically addressed by applying freight charges to customer purchases and by securing commercial back-hauls. We primarily lease our trucks, and at December 31, 2024, we operated approximately 490 units.
We transport product from our in-market locations to our customers on a fleet of pick-up, box, and other trucks. Expenses to maintain this fleet are considered selling-related transportation costs, which include lease charges, depreciation, and fuel, and are typically reflected in all other SG&A expenses. We have a mix of leased and owned vehicles, and at December 31, 2024, we operated approximately 10,200 units.
Information Systems
Our Information Systems teams develop, implement, secure, and maintain the computer-based technology used to support business functions within Fastenal. Corporate, digital, distribution center, and vending systems are primarily supported from central locations, while each selling location uses a locally installed Point-Of-Sale system. The systems consist of custom in-house developed, purchased, and subscription licensed software. A dedicated Wide Area Network is used to provide connectivity between systems and authorized users.
Trademarks and Service Marks
We conduct business under various trademarks and service marks, and we utilize a variety of designs and taglines in connection with each of these marks, including Where Industry Meets Innovation™. Although we do not believe our operations are substantially dependent upon any of our trademarks or service marks, we consider the 'Fastenal' name and our other trademarks and service marks to be valuable to our business. We have registered, or applied for the registration of, various trademarks and service marks. Our registered trademarks and service marks are presumed valid in the U.S. as long as they are in use, their registrations are properly maintained, and they have not been found to have become generic. Registrations of trademarks and service marks can also generally be renewed indefinitely as long as the trademarks and service marks are in use.
Products
Fastenal was founded as a distributor of fasteners and related industrial and construction supplies. This includes threaded fasteners, bolts, nuts, screws, studs, and related washers, as well as miscellaneous supplies and hardware, such as pins, machinery keys, concrete anchors, metal framing systems, wire rope, strut, rivets, and related accessories. Our fastener product line, which is primarily sold under the Fastenal product name, represented 30.7% of our consolidated sales in 2024.
Fastener distribution is complex. In most cases, the product has low per unit value but high per unit weight. This presents challenges in moving product from suppliers, most of whom are outside of North America, to our distribution centers, as well as from our distribution centers to our in-market and customer locations. At the same time, fasteners are ubiquitous in manufactured products, construction projects, and maintenance and repair while also exhibiting great geometric variability based on use and application. In many cases, a fastener is a critical part in machine uptime and/or effective use. These features have greatly influenced our logistical development, training and educational programs, support capabilities, and inventory decisions, which we believe would be difficult for competitors to replicate.
In 1993, we began to aggressively add additional product lines, and these represented 69.3% of our consolidated sales in 2024. These products, which we refer to as non-fastener product lines, tend to move through the same distribution channel, get used by the same customers, and utilize the same logistical capabilities as the original fastener product line. This logic is as true today as it was when we first began to diversify our product offering. However, over time, the supply chain for these product lines has evolved in ways independent of the fastener line. For instance, non-fastener product lines benefit disproportionately from our development of industrial vending.
The largest category of non-fastener products is our safety supplies product line, which accounted for 22.2% of our consolidated sales in 2024. This product line has seen significant sales growth in the last 10 years, which we believe is directly attributable to our success cross-selling safety supplies to customers that utilize us for non-safety products, as well as our ability to market, deploy, and service industrial vending over that period. We expect these variables to remain the primary drivers of performance for our safety supplies product line.
We plan to continue to add other product lines in the future.
In the last several decades, we have added 'private label' brands (often referred to as 'Exclusive Brands', or brands sold exclusively through Fastenal) to our non-fastener offering. Prior to 2023, each of our product categories tended to have its own private label. In 2023, we consolidated these into two labels: Body Guard®, which is our long-standing brand for North American safety supplies, and ORMADUS®, which is our global brand encompassing the remainder of our product offerings. These private label brands represented approximately 12% of our consolidated sales in 2024. We believe it is also appropriate to think about our private label sales as a percentage of our non-fastener sales for two reasons: (1) there is not a well-defined branded versus private label dynamic in fasteners as there is in non-fasteners; and (2) non-fastener data is more comparable to information reported by our peers, who do not generally have our significant mix of fastener business. Private label brand sales represented approximately 17% of our total non-fastener sales in 2024. Over time we expect our private label sales as a percentage of our total non-fastener sales to increase, although oftentimes, these increases through specific channels are masked by the relative sales growth we experience with Onsite locations, which typically have a lower percentage of total sales of private label than in branches or sales through vending devices.
Detailed information about our sales by product line is provided in Note 2 of the Notes to Consolidated Financial Statements included later in this Form 10-K. Each product line may contain multiple product categories.
Inventory Control
Our inventory stocking levels are determined using our computer systems, by our sales personnel at in-market locations, and by our district and regional leadership. The data used for this determination is derived from sales activity from all of our selling locations, from individual selling locations, and from different geographic areas. It is also derived from supplier information and from customer demographic information. Our computer system monitors the inventory level for all stock items and triggers replenishment, or prompts a buyer to purchase, as necessary, based on an established minimum-maximum stocking level. In the past we have utilized a base inventory model for all of our branches, and such a model still exists in a smaller subset of our locations. Increasingly, however, branches primarily stock inventory that is deemed to be appropriate by the district and branch personnel to service the customers within their selling territory. Similarly, non-branch selling locations (primarily Onsites) stock inventory exclusively based on customer-specific arrangements. Inventories in distribution centers are established from computerized data for the selling locations served by the respective distribution center. Inventory quantities are continuously re-balanced utilizing an automated transfer mechanism we call 'inventory re-distribution'.
Inventory held at our selling locations, close to customers and available on a same-day basis, accounted for approximately 59% of our total inventory at the end of 2024. Inventory held at our distribution centers and manufacturing locations accounted for approximately 41% of our total inventory at the end of 2024. The distribution center and manufacturing location inventory, when combined with our trucking network, allows for fast, next-day service at a very competitive cost.
Manufacturing and Support Services Operations
In 2024, approximately 96% of our consolidated net sales were attributable to products manufactured by other companies to industry standards or to customer specific requirements. The remaining 4% related to products manufactured, modified, or repaired by our manufacturing businesses or our industrial services. These manufactured products consist primarily of non-standard sizes of threaded fasteners and hardware made to customers' specifications at one of our nine manufacturing locations, or standard sizes manufactured under our Holo-Krome®, Cardinal Fasteners®, and Spensall® product lines. These manufacturing products represent approximately 7% of our fastener sales. The services provided by the industrial services group include, but are not limited to, tool and hoist repair, chain sling and hose fabrication, band saw blade welding, packaging, and other light manufacturing and fabrication. We may add additional services in the future. We engage in these activities primarily as a service to our customers and expect the services to continue to contribute in the range of 4% to 6% of our consolidated net sales in the future.
Sources of Supply
We use a diverse group of suppliers for the standard stock items we distribute. Most items distributed by our network can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control, strong relationships, reliable lead times, and effective costing. During 2024, we had a single supplier that accounted for more than 5% of our inventory purchases, whereas all remaining suppliers fell below that threshold.
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
Customers and Marketing
Our model is built around a broad product offering, timely fulfillment processes, convenient physical locations, extensive digital and services capabilities, and the superior service orientation and expertise of our employees. We believe we are successful because of our ability to integrate these features into supply chain solutions that are tailored to the specific challenges of our customer's operations. When deployed effectively, we have demonstrated the ability to assume responsibility for portions of our customer's sourcing operations while reducing the cost, lowering the risk, and increasing the scalability of our customer's supply chains. Our value proposition is focused on improving the operating effectiveness and reducing the total cost of ownership of our customer's supply chains.
Approximately 70% to 75% of our customers are in manufacturing end markets, which encompasses heavy machinery, fabricated products, process industries (oil & gas, petrochemical, mining, pulp and paper, etc.), and transportation components (automotive, aerospace, etc.). We provide both the OEM and MRO needs of these customers. The remaining 25% to 30% of our customers fall primarily into non-residential construction (general and commercial contractors), reseller (retail and wholesale trades, dealers, and rental businesses), transportation services (air, train, maritime or truck transport, as well as warehousing and fulfillment centers), and state and local government entities, including schools, school districts, and universities.
Based on our customer profile being oriented toward manufacturing, our business has historically been cyclical. However, we believe our model has certain features that moderate the volatility of our results around cyclical changes. First, we have a large number of customers that serve a wide range of segments within the broader manufacturing market. While slumps in one industry served by us can rapidly spread to other interrelated industries, locally or globally, we still believe this customer and market segment diversity provides some insulation from economic changes that are not across multiple industries and geographic regions. Second, while a meaningful part of our sales is derived from products that are incorporated into final products, the greater proportion of our sales is derived from products used to maintain facilities. This latter source of sales tends to be impacted by cyclical forces, but its rate of change tends to be less dramatic.
Approximately 72% of our consolidated sales in 2024 were with customers whose spend was subject to a contractual agreement between ourselves and the customer. The terms and conditions of these contracts will vary from customer to customer, with the most common features being the scope of products and services rendered, product and service pricing, payment terms, delivery expectations, quality obligations, warranty and liability exposure, and contract duration. Many contracts will also incorporate expectations for direct (e.g., cost) or indirect (e.g., process productivity and efficiency) savings that are expected to be achieved over the course of the contract and the interval at which progress toward these expectations will be reviewed.
Our contractual programs fall into three broad categories:
•National accounts represent the largest proportion of our contract business, accounting for 63% of our consolidated sales in 2024. This program is aimed at multi-location customers where the scale and scope of the OEM and MRO products that need to be managed are very complex and costly. We believe our broad product offering coupled with our local presence as part of a national and increasingly international footprint, our ability to provide a consistent level of high-touch service, and our ancillary capabilities around manufacturing, quality control, and product knowledge, are attractive to these multi-site customers. Further, we believe our advantage with these customers has only been strengthened as we have added other capabilities, such as Onsite, FMI, digital solutions, and resources to serve these customers' unique demands.
•Local and regional contracts tend to establish terms and conditions for a customer's locations that have a more limited geographic scope, typically falling within an individual district or region. The scale and scope of the products and services that are addressed tend to be narrower and less complex than is the case for national account agreements. Some agreements cover the entirety of a customer's operations where the locations are focused in a specific geographic territory. Other agreements may represent a subset of a customer's North American or global operations, with additional locations either covered by separate local and regional contracts, being serviced on a transactional basis, or not being serviced at all. In the former case, we often try to migrate the customer to a national agreement.
•Government contracts establish Fastenal as an approved supplier of MRO products to facilities managed by local, state, or municipal authorities. We do not generate meaningful direct sales from federal government agencies. These agreements are not different in function from local and regional non-government contracts. However, they generally involve different priorities, are heavily influenced by stricter regulatory obligations, and require specialized knowledge and processes to negotiate and maintain compliance.
We anticipate sales to contract customers will increase as a percentage of our total sales over time.

	2024	2023	2022	2021	2020	2019	2018
Active Accounts	100,052	105,448	119,583	130,020	137,380	152,491	156,069
Key Accounts	39,467	39,266	39,151	36,190	33,794	34,621	32,895

Our basic unit of measurement of customer business activity in an in-market location is an active account, which is defined as any customer account with purchase activity of at least $100 per month. Customers often have more than one active account at a single in-market location, reflecting their utilization of different Fastenal services, and frequently have active accounts at many in-market locations across our global network. In 2024, approximately 99.5% of the sales in our in-market locations were derived from our active accounts, with the remainder being from walk-in or infrequent, non-account, and small account customers. We have reported on the quantity of our active accounts annually, as set forth in the table above. The table also includes a subset of our active accounts, called 'key accounts'. This is defined as any customer account with purchase activity of at least $2,000 per month. Key accounts have been a greater focus of our selling activities since 2020 because they typically utilize a wider range of our products and services, and in 2024, approximately 93.2% of the sales in our in-market locations were derived from our key accounts.
During 2024, no single customer represented 5% or more of our consolidated net sales.
Direct marketing continues to be the backbone of our business through our local in-market selling personnel, as well as our non-branch selling personnel. We support our sales team with multi-channel marketing including direct mail and digital marketing, print and radio advertising, targeted campaigns, promotional flyers, and events. Our national advertising has been focused on a NASCAR® sponsorship serving as a primary partner of Roush Fenway Keselowski Racing®, which stands as one of the longest tenured-brands in NASCAR. In 2020, our sports marketing efforts were extended when the National Hockey League (NHL®) awarded us as the preferred MRO supplier of the sport.
Seasonality
Seasonality has some impact on our sales. The first and fourth quarters of each year are typically our lower volume periods, given their overlap with winter months in North America during which our direct and indirect sales to customers in the non-residential construction market typically slow due to inclement weather. The fourth quarter also tends to be more greatly affected by the Thanksgiving (October in Canada and November in the U.S.), Christmas, and New Year holiday periods, due to plant shut downs. In contrast, the second and third quarters of each year typically have higher sales due to stronger non-residential construction activity and relatively fewer holidays (although Good Friday will sometimes fall in the second quarter and the 4th of July will always fall in the third quarter).
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
Market strategies in industrial distribution are varied. With respect to products, many of the larger distributors have trended toward a broad-line offering over time; however, they are often still closely associated with a specific product that can influence their ability to capture market share. This association with a specific product line is often even more pronounced among smaller competitors, though many smaller competitors do deploy a broad-line model. Means of serving the customer are even more diverse. For instance, many competitors maintain a local, branch-based presence in their markets, while others use vans to sell products in markets away from their main warehouses, while still others rely on catalogs or telemarketing sales. Recent years have seen the emergence of eBusiness solutions, such as websites, and while this channel has been embraced by many traditional distributors, it also has introduced non-traditional web-based competitors into the marketplace. The diversity of product and service models supported in the marketplace is a reflection of the equally diverse product and service needs of the customer base. The large majority of our customers utilize multiple channels, from a single distributor or a range of distributors, to procure the products they need in their operations.
We believe that better service, and a competitive selling advantage, can be provided by maintaining a physical selling and stocking presence closer to the customers' location(s). As a result, we maintain in-market locations in small, medium, and large markets, each offering a wide variety of products. The convenience of a large number of in-market locations in a given area, combined with our ability to provide them with frequent deliveries to such branches from centrally located distribution centers, facilitates the prompt and efficient distribution of products. We also believe our FMI solutions, supported by an in-market location, provide a unique way to serve our customers with convenient access to products and cost saving solutions using a business model not easily replicated by our competitors. Having trained personnel at each in-market location also enhances our ability to compete (see 'Employees' below).
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

Human Capital Resources
Employees
At the end of 2024, we employed 23,702 full- and part-time employees. Of these, approximately 71% held a selling role. We characterize these personnel as follows:

	2024	% of Total	2023	% of Total
Selling personnel (1)	16,712	70.5%	16,512	71.2%
Distribution/Transportation personnel	4,211	17.8%	4,042	17.4%
Manufacturing personnel	752	3.2%	733	3.2%
Organizational support personnel (2)	2,027	8.5%	1,914	8.2%
Total personnel	23,702	100.0%	23,201	100.0%

(1)	Of our Selling Personnel, 80%-85% are attached to a specific in-market location.
(2)	Organizational support personnel consists of: (1) Sales & Growth Driver Support personnel (35%-40% of category), which includes sourcing, purchasing, supply chain, product development, etc.; (2) Information Technology personnel (35% to 40% of category); and (3) Administrative Support personnel (22% to 27% of category), which includes human resources, Fastenal School of Business (FSB), accounting and finance, senior management, etc.
Employee Profile
Of the employees noted above, 18,701 are located in the U.S., 3,304 are located in Canada and Mexico, and 1,697 are located overseas in 23 other countries throughout the world.
Based on our EEO-1 data for 2024, in the U.S., females and minorities constitute 24.1% and 24.3% of our workforce, respectively. We believe these absolute figures gain further context when viewed against two additional data sets. First, over the past ten years there is a clear trend toward greater diversity in our business. Since 2014, our female and minority workforces have grown 2.3x and 4.4x faster, respectively, than our overall U.S. workforce. This trend reflects multiple dynamics in our business evolution, including the natural progression of our geographic expansion, the cycle of our promote-from-within philosophy, and efforts to improve hiring processes over time. Second, based on the U.S. Bureau of Labor Statistics data, we believe Fastenal's mix of female and minority employees is generally consistent with the proportion of females and minorities working in manufacturing and construction, which is representative of the pool of employees from which we might draw candidates. For instance, relative to the 24.1% of our U.S. workforce that is female, the proportion of females in the U.S. manufacturing and construction workforces are 29.3% and 11.2%, respectively. Similarly, relative to the 24.3% of our U.S. workforce that are minorities, the proportion of non-white (a definition utilized by the U.S. Census Bureau) individuals in the U.S. manufacturing and construction workforces are 22.2% and 12.7%, respectively.
Health and Safety
Employee health and safety continues to be a priority in every aspect of our business. We have taken a multi-faceted approach to safety that helps us understand and reduce hazards in our business. Today, our health and safety programs span all operations including manufacturing, distribution centers, fleet and auto, and our branch and Onsite network. These key business units play a dynamic role in defining how we engage with our employees on health and safety. Trainings, audits, inspections, risk assessments, safety coaching, and employee engagement are all programs that help us consistently manage our facility safety and employee safety. In 2024, there were over 247,000 completed health and safety engagements, which is an increase of 16% compared to 2023. Our internal scorecard system and safety management system ensures we maintain focus on a variety of risks while we sustain an inclusive safety environment that contributes to innovation and improved performance. We continue to expand and evolve our safety programs to better meet our employee needs and workplace conditions as our business grows.
This commitment to, and continuous improvement toward, a safer work environment for our employees has generated excellent results. A widely accepted measure of organizational health and safety is the Experience Modification Rate (EMR). An organization's EMR is established through the comparison of a company's past and expected losses incurred through workplace injury against industry averages, which are compiled by the National Council on Compensation Insurance and consider unique variables such as the size and characteristics of an organization. Industry averages are benchmarked at a 1.00 EMR, with a reduction in the rate being reflective of an organization's ability to implement superior safety procedures and protocols, resulting in a safer environment and reducing both personnel and financial risk. In 2024, Fastenal had an EMR of 0.46, which is 54% better than the average performance rate for our industry.

In 2024, we achieved third-party re-certification for the ISO 45001 Occupational Health and Safety Management System. This certification illustrates the strength of our health and safety programs, as well as our commitment to continual improvement to better support our growing workforce. As our business model continues to grow through our branch and Onsite network, our customer critical programs have evolved to mitigate risk and incidents, while meeting customer specific needs. This partnership with our customers allows us to collaborate and expand our health and safety programs to enhance our customers' workplace safety performance.
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
Because we believe the growth in our stock value should be the reward for achieving long-term success consistent with being an owner, we have a stock option plan. In the case of certain foreign employees, we have a stock appreciation rights plan. All of our employees are eligible to receive stock option grants or stock appreciation rights.
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
Our Human Resources department develops efficient processes to expand our reach and pool of diverse talent while balancing the needs and requirements of data collection and storage. We have created a standardized framework for posting jobs and interviewing for positions, supplemented with training through the FSB. We have a Diversity and Compliance team that is heavily involved in developing this standardized framework, which ensures its integrity. Not only is this process followed for all new hires, we replicate the same procedures for any internal transfers and promotions.

The FSB (our internal corporate university program) develops and delivers a comprehensive array of industry and company-specific training and development programs that are offered to our employees. The programs are offered through a combination of classroom instructor-led training, virtual instructor-led training, and online learning. FSB provides core curricula focused on key competencies determined to be critical to the success of our employees' performance. In addition, we provide specialized educational tracks within various institutes of learning, as well as training plans based on roles within Fastenal. These institutes of learning are advanced levels that provide specific concentrations of education and development and have been designed to focus on critical aspects of our business, such as leadership, effective best practices, sales and marketing, products, supply chain, and distribution.
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
With a local and global supplier base, continuous evaluation and local representation is a necessity to ensure protocols are flagged when risk may be evident, ensuring a safeguard against poor and/or impaired quality and regulatory violations that may otherwise impact our reputation or ability to effectively operate in the marketplace. This is performed not only at the time of supplier vetting and onboarding, but for the life of the relationship with the supplier. This process promotes a supply chain that is supportive of Fastenal's Global Supplier Purchase Order Terms & Conditions and Supplier Code of Conduct. In the event of non-compliance or potential risk, we work with the supplier to correct the situation. If remediation efforts are not undertaken to ensure the supplier remains in compliance with Fastenal's standards and code of conduct, alternative sources of supply may be considered to ensure the integrity of our supply chain. Supply chain compliance representatives are placed in international corporate offices to ensure global coverage and governance, ensuring that no matter where a customers' operations may take them, Fastenal has the infrastructure, resources, and internal processes established to perform its supply chain governance obligations.
In 2024, approximately 26% of our total company-wide inventory spend was with small and/or diverse businesses. This flows from our Supplier Diversity program, as part of which we are committed to building supply chain relationships with small businesses and businesses with diverse ownership.
Available Information
Our Internet address for corporate and investor information is www.fastenal.com. The information contained on our website or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on or through our website at www.fastenal.com as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.

Information about our Executive Officers
The following section sets forth the name, age, and business experience for the past five years of the executive officers as of the filing date of the Form 10-K. Unless otherwise noted, the positions described are positions with Fastenal or its subsidiaries.

Name	Employee of Fastenal Since	Age	Position
Daniel L. Florness	1996	61	Chief Executive Officer and Director
Jeffery M. Watts	1996	53	President and Chief Sales Officer
Anthony P. Broersma	2003	45	Executive Vice President – Operations
William J. Drazkowski	1995	53	Executive Vice President – Sales
James C. Jansen	1992	54	Executive Vice President – Manufacturing
Holden Lewis	2016	55	Senior Executive Vice President and Chief Financial Officer
Sheryl A. Lisowski	1994	57	Executive Vice President – Chief Accounting Officer and Treasurer
Charles S. Miller	1999	50	Senior Executive Vice President – Sales
Noelle J. Oas	2015	40	Executive Vice President – Human Resources
Donnalee K. Papenfuss	1999	61	Executive Vice President – Strategy and Communications
John L. Soderberg	1993	53	Senior Executive Vice President – Information Technology
Mr. Florness has been our chief executive officer since August 2024. From January 2016 to July 2024, Mr. Florness was our president and chief executive officer. From December 2002 to December 2015, Mr. Florness was our executive vice president and chief financial officer. From June 1996 to November 2002, Mr. Florness was our chief financial officer. During his time as chief financial officer, Mr. Florness' responsibilities expanded beyond finance, including leadership of a portion of our manufacturing division, our product development and procurement, and our national accounts business. Mr. Florness has served as one of our directors since January 2016.
Mr. Watts has been our president and chief sales officer since August 2024. Mr. Watts' responsibilities include establishing priorities, setting goals, and providing guidance and oversight concerning Fastenal's global sales activities. From May 2023 to July 2024, Mr. Watts was our chief sales officer. From December 2016 to April 2023, Mr. Watts was our executive vice president – international sales. From March 2015 to December 2016, Mr. Watts was our vice president – international sales. From June 2005 to February 2015, he served as regional vice president of our Canadian region. Prior to June 2005, Mr. Watts served in various sales leadership roles at Fastenal.
Mr. Broersma has been our executive vice president – operations since October 2023. Mr. Broersma's responsibilities include oversight of our supply chain, compliance, supplier development, content, property management, supply to fulfillment distribution, and logistics operations. From June 2022 to October 2023, Mr. Broersma served as our senior vice president – operations. From February 2021 to June 2022, Mr. Broersma was our vice president of procurement and supply chain. From February 2016 to February 2021, Mr. Broersma served as our vice president of international operations, leading all global operations. From December 2012 to February 2016, Mr. Broersma was the regional vice president for our continental Europe locations, while living in the Czech Republic. From February 2011 to December 2012, Mr. Broersma served as the director of Asian operations, while living in Shanghai, China. From December 2007 to February 2011, Mr. Broersma served as the regional operations manager of our distribution center located in Scranton, PA. Mr. Broersma joined Fastenal in 2003 and, prior to 2007, served in various roles of increasing responsibility within our branch locations.
Mr. Drazkowski has been our executive vice president - sales since July 2023. Mr. Drazkowski's responsibilities include oversight of growing and maintaining Fastenal's overall contract portfolio including national accounts, government and industry specific sales, support, and development teams. From October 2019 to June 2023, Mr. Drazkowski was our executive vice president - sales and oversaw our Western United States business. From December 2016 to September 2019, Mr. Drazkowski was executive vice president – national accounts sales. From October 2014 to December 2016, Mr. Drazkowski was our vice president – national accounts sales, from September 2013 to September 2014, he served as regional vice president of our Minnesota based region, and from November 2007 to August 2013, he served as one of our district managers. Prior to November 2007, Mr. Drazkowski served in various sales leadership roles at Fastenal.

Mr. Jansen has been our executive vice president – manufacturing since January 2016. Mr. Jansen's responsibilities include oversight of our industrial services, quality assurance, aerospace, manufacturing operations, and EHS management. From December 2010 to December 2015, Mr. Jansen was our executive vice president - operations. From November 2007 to December 2010, Mr. Jansen was our executive vice president – internal operations. From May 2005 to November 2007, Mr. Jansen served as our leader of systems development (this role encompassed both information systems and distribution systems development). From April 2000 to April 2005, Mr. Jansen served as regional vice president of our Texas based region. Prior to April 2000, Mr. Jansen served in various roles of increasing responsibility within our operations teams.
Mr. Lewis has been a senior executive vice president and the chief financial officer of Fastenal since December 2022. As chief financial officer, Mr. Lewis manages our finance, accounting, audit, and general counsel functions, and plays a central role in effectively executing and communicating company strategy, with a concentration on profitability, efficiency, and assets. He also oversees our M&A and Investor Relations efforts. From August 2016 to December 2022, Mr. Lewis served as our executive vice president and chief financial officer. He joined Fastenal following a long career as a senior equity analyst covering industrials, including Fastenal, for full-service investment banks. Mr. Lewis held various senior roles with a variety of organizations in the investment banking industry from 1994 to July 2016. As reported in December 2024, Mr. Lewis provided written notice to Fastenal of his resignation as senior executive vice president and chief financial officer, effective on April 16, 2025.
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
Mr. Miller has been our senior executive vice president – sales since January 2020. Mr. Miller's responsibilities include sales and operational oversight of our United States business. From November 2015 to December 2019, Mr. Miller was one of our executive vice presidents – sales. From January 2009 to October 2015, Mr. Miller served as regional vice president of our southeast central region based primarily in Tennessee and Kentucky. Prior to January 2009, Mr. Miller served in various sales leadership roles at Fastenal.
Ms. Oas has been our executive vice president – human resources since February 2023. As executive vice president – human resources, Ms. Oas leads our human resources department, which includes payroll, benefits, diversity and compliance, general insurance, and the Fastenal School of Business. From March 2015 to January 2023, she was our director of compliance – human resources. From 2010 to February 2015, Ms. Oas practiced employment law for a firm in Minneapolis, Minnesota and later acted as a solo practitioner in Winona, Minnesota.

Ms. Papenfuss has been our executive vice president – strategy and communications since November 2024. Ms. Papenfuss' responsibilities include leading marketing, sales enablement, and sales development, as well as driving strategic initiatives and enhancing communication efforts in the areas of technology, sales, and environmental, social, and governance to ensure alignment with overall business objectives. From February 2014 to October 2024, Ms. Papenfuss was our vice president of contract development and support. From July 2006 to February 2014, Ms. Papenfuss was our director of government and diversity affairs. Ms. Papenfuss joined Fastenal in 1999 and, prior to July 2006, served in various roles of increasing responsibility.
Mr. Soderberg has been our senior executive vice president – information technology since December 2020. From May 2016 to November 2020, Mr. Soderberg was our executive vice president – information technology. From May 2014 to May 2016, Mr. Soderberg served as our executive vice president – sales operations and support. From April 2010 to May 2014, Mr. Soderberg was one of our vice presidents – sales. From April 2005 to April 2010, Mr. Soderberg served as regional vice president of our Washington state-based region. Prior to April 2005, Mr. Soderberg served in various sales leadership roles in the mid-Atlantic area of Fastenal.
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
Interruptions in the proper functioning of information systems or the inability to maintain or upgrade our information systems, or convert to alternate systems in a timely and efficient manner, could disrupt operations, cause unanticipated increases in costs and/or decreases in sales, and result in less efficient operations. The proper functioning of our information systems is critical to many aspects of our business and we could be adversely affected if we experience a disruption or data loss relating to our information systems and are unable to recover in a timely manner. Our information systems are protected with robust backup systems and processes, including physical and software safeguards and remote processing capabilities. Still, information systems are vulnerable to natural disasters, power losses, unauthorized access, cybersecurity incidents, telecommunication failures, and other problems. In addition, certain software used by us is licensed from, and certain services related to our information systems are provided by, third parties who could choose to discontinue their products or services or their relationship with us. It is also possible that we are unable to improve, upgrade, maintain, and expand our information systems. Our ability to process orders, maintain proper levels of inventories, collect accounts receivable, pay expenses, and maintain the security of Fastenal and customer data, as well as the success of our growth drivers, is dependent in varying degrees on the effective and timely operation and support of our information technology systems. If critical information systems fail or these systems or related software or services are otherwise unavailable, if we experience extended delays or unexpected expenses in securing, developing, and otherwise implementing technology solutions to support our growth and operations, or if certain insurance coverages are limited in their capabilities or affordability, it could adversely affect our profitability and/or ability to grow.
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

Cybersecurity incidents, or violations of data privacy laws and regulations, could cause us to experience certain operational interruptions, incur substantial additional costs, become subject to legal or regulatory proceedings, or suffer damage to our reputation in the marketplace. The nature of our business requires us to receive, retain, and transmit certain personally identifying information that our customers provide to purchase products or services, register on our websites, or otherwise communicate and interact with us. While we have taken and continue to undertake significant steps to protect our customer and confidential information, a compromise of our data security systems or those of businesses with which we interact could result in information related to our customers or business being obtained by unauthorized persons. We develop and update processes and maintain systems in an effort to try to prevent such unauthorized access, and have established and maintained disclosure controls and procedures that would permit us to make accurate and timely disclosures of any material event, including any cybersecurity event. The development and maintenance of these processes and systems are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Consequently, despite our efforts, the possibility of cybersecurity incidents cannot be eliminated entirely. There can be no assurance that we will not experience a cybersecurity incident that may materially impact our business. While we also seek to obtain assurances that third parties we interact with will protect confidential information, there is a risk the confidentiality of data held or accessed by third parties may be compromised. If a compromise of our data security were to occur, it could interrupt our operations, subject us to additional legal, regulatory, and operating costs, and damage our reputation in the marketplace. In addition, regulatory authorities have increased their focus on how companies collect, process, use, store, share, and transmit personal data. Privacy security laws and regulations, including the European Union General Data Protection Regulation 2016, the California Consumer Protection Act, and other similar privacy laws, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant penalties.
Changes in customer or product mix, downward pressure on sales prices, and changes in volume or timing of orders have caused and could continue to cause our gross profit percentage to fluctuate or decline in the future. Changes in our customer and product mix have caused our gross profit percentage to decline and could cause our gross profit percentage to further fluctuate or decline. For example, we have experienced a sustained increase in the proportion of our sales attributable to both non-fastener products and national accounts and Onsite customers. Non-fastener products typically have a lower gross profit percentage than fasteners because in many cases non-fastener products are less technical, have shorter supply chains, and are easier to transport. Similarly, national accounts and Onsite customers typically have a lower gross profit percentage than smaller customers by virtue of their scale, available business, and broader offering of products which typically have lower gross profit percentages. Whether and to what extent this adverse mix impact will result in a decline of our gross profit percentage in any given year or period will depend on the extent to which they are offset by positive impacts to gross profit percentage during such year or period. Setting aside the circumstances of any given year or period, however, customer and product mix have contributed to the decline of our gross profit percentage over time and, based on the anticipated sources of our future growth, will likely continue to reduce our gross profit percentage into the foreseeable future. There are other variables that could cause our gross profit percentage to decline, including downward pressure on sales prices due to deflation, increases in overseas freight charges, the inability of freight sales to leverage the expenses associated with our captive trucking fleet, pressure from customers to reduce costs, or increased competition. We could experience reductions in the volume of purchases we make from our suppliers, which could reduce supplier volume allowances. We may not be able to pass higher product costs along to customers if those customers have ready product or supplier alternatives in the marketplace. We experienced a number of these variables in 2024. A softer manufacturing economy caused relative weakness in our more cyclical and higher gross margin fastener product line versus our non-fastener product lines. Similarly, we continued to execute initiatives aimed at accelerating key account penetration, which resulted in relative growth in our lower gross margin national account and Onsite customers. The combination of these two events produced pressure on our product gross profit percentage in 2024 from product and customer mix.
Our SG&A expenses could grow more rapidly than net sales, which could result in failure to achieve our goals related to leveraging sales growth into higher net income. Over time, we have generally experienced an increase in our SG&A expenses, including costs related to payroll, occupancy, freight, and information technology, among others, as our net sales have grown. However, historically, a portion of these expenses has not increased at the same rates as net sales, allowing us to leverage our growth and sustain or expand our operating profit margins. There are various scenarios where we may not be able to continue to achieve this leverage as we have been able to do in the past. For instance, it is typical that when demand slows or declines, most commonly from cyclical or general market factors (although it could be due to customer losses or some other company-specific event), our SG&A expenses do not fall as quickly as net sales. It is also possible that in the future we will elect to make investments in SG&A expenses that would result in costs growing faster than net sales. In addition, market variables, which include but are not exclusive of labor rates, energy costs, legal costs, and health care costs, could move in such a way as to cause us to not be able to manage our SG&A expenses so as to leverage our sales growth into higher net income. We experienced a number of these variables in 2024. Specifically, a softer manufacturing economy and our continued investment in personnel to support Onsite growth caused our SG&A to grow faster than sales, resulting in pressure on our operating margin percentage.

Our inability to attract or transition key executive officers may divert the attention of other members of our senior leadership and adversely impact our existing operations. Our success depends on the efforts and abilities of our key executive officers and senior leadership. In the event of voluntary or involuntary vacancies in our executive team in the future, the extent to which there is disruption in the oversight and/or leadership of our business will depend on our ability to either transition internal, talented individuals or recruit suitable replacements to serve in these roles. In addition, difficulties in smoothly implementing any transition to new members of our executive team, or recruiting suitable replacements, could divert the attention of other members of our senior leadership team from our existing operations. In December 2024, our Chief Financial Officer disclosed his intention to resign from Fastenal effective April 16, 2025. The process of filling this role is underway. However, failure to develop, attract, and retain a suitable replacement may have an adverse effect on our senior leadership team and our existing operations.
Our competitive advantage in FMI solutions, which includes industrial vending (FASTVend) and bin stock (FASTStock and FASTBin) tools, could be eliminated and, in the case of FASTVend and FASTBin, the loss of key suppliers of equipment and services could be impactful and result in failure to deploy devices. Certain circumstances could lead to a short-term inability to promote and/or install our FMI solutions. We believe we have a competitive advantage in industrial vending and bin stock due to our hardware and software, our local presence (allowing us to service devices and bins more rapidly and with less burden on our customers), our depth of products that lend themselves to being dispensed through industrial vending devices or bin stocks, and, particularly in North America, our distribution strength. These advantages have developed over time; however, other competitors could respond to our expanding industrial vending and bin stock position with highly competitive platforms of their own. Such competition could negatively impact our ability to expand our industrial vending and bin stock tools or negatively impact the economics of that business. In addition, we currently choose to rely on a limited number of suppliers for our vending devices, RFID technology, and IR technology used in our FASTVend and FASTBin platforms. While devices, software, and services can be obtained from other sources, loss of our current suppliers could be disruptive and could result in our failure to meet short- or long-term goals related to the numbers of FASTVend and FASTBin devices we are able to deploy. Certain circumstances may reduce short-term customer receptivity to adopting our FMI services. For instance, during periods of dramatic change in economic activity, some customers may prioritize managing existing operations over adopting new technologies until business circumstances change.
We may be affected by global climate change or legal, tax, regulatory, or market responses to such change. The concern over climate change has led to legislative and regulatory initiatives aimed at reducing greenhouse gas emissions. Compliance with any new or more stringent laws or requirements, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. In addition, many of the regulations that have been issued create mandatory, annual reporting requirements related to carbon emissions and other sustainability-related information that will ultimately be subject to audit. If we are unable to respond to any new regulatory or market changes in a timely fashion or at all in a way that satisfies regulators and/or our suppliers and customers, it could directly or indirectly affect our business, supply chains, financial condition, results of operations, and cash flows. Furthermore, climate change may present additional physical risks to our operations and lead to an increased frequency of unusual or extreme weather conditions, which could disrupt our supply chain or harm or disrupt our operations or those of our customers or suppliers.
We may be unable to meet our goals regarding the growth drivers of our business. Our sales growth is dependent primarily on our ability to attract new customers and increase our activity with existing customers within North America and abroad. In recent years, we have increased the resources devoted to developing a multi-dimensional, differentiated service offering, including our Digital Footprint (which incorporates our FMI and eBusiness capabilities), Onsites, national accounts, international capabilities, and process and consumption analytics. While we have taken steps to build momentum in the growth drivers of our business, we cannot assure you those steps will lead to sales growth. Failure to achieve any of our goals regarding our Digital Footprint, Onsites, national accounts, international capabilities, analytics, or other growth drivers could negatively impact our long-term sales and profit growth. In addition, failure to identify appropriate targets for the growth drivers of our business or failure to persuade the appropriate targets to adopt these offerings once identified may adversely impact our internally developed and/or externally communicated deployment objectives.
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

The ability to adequately protect our reputation may have an adverse impact on operations and profitability. The Fastenal name is valuable to our business, as well as to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on our ability to provide high quality products, deliver consistent services, and improve our customers' business operations. Further, information on Fastenal, including our products and services, can be more easily accessed and more quickly disseminated through traditional and social media and digital channels. Should we fail to deliver a positive customer experience or should our public image be tarnished by negative publicity, whether or not based in fact, it could jeopardize our reputation and discourage customers from purchasing our products and services, which in turn could adversely affect our ability to grow our sales and profitability.
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
We may not be successful in integrating acquisitions and achieving intended benefits and synergies. Historically, substantially all of our growth has been organic. However, we have completed several acquisitions over the last decade and expect to continue to pursue strategic acquisitions that we believe will either expand or complement our business in new or existing markets or further enhance the value and offerings we are able to provide to our existing or future potential customers. Acquisitions involve numerous risks and challenges, including, among others, a risk of potential loss of key employees of an acquired business, inability to achieve identified operating and financial synergies anticipated to result from an acquisition, diversion of our capital and our management's attention from other business issues, and risks related to the integration of the acquired business, including unanticipated changes in our business, our industry, or general economic conditions that affect the assumptions underlying the acquisition. Any one or more of these factors could cause us to not realize the benefits anticipated to result from the acquisitions.
Equity Risks
Our stock price will fluctuate, and at times these fluctuations may be volatile. The prices of markets and individual equities tend to fluctuate. These fluctuations commonly reflect events, many of which may be fully or partially outside of our control, that may change investors' perception of our future income growth prospects, including changes in economic conditions, ability to execute business strategy, the impacts of public policy, investor sentiment, competitive dynamics, and many other factors. While the sources of stock price fluctuation can be common across companies, the magnitude of these fluctuations can vary for different companies. This is commonly measured by beta, which is an individual stock's volatility in relation to the overall market. Our stock price has traditionally had a high beta value, which means fluctuations in the price of our shares will often be sharper than what is experienced by broader market indices. We can provide no assurance that the above-average historical volatility of our stock versus the broader market will moderate. Volatility in our stock price could also result in the filing of securities class action litigation, which could result in substantial costs and the diversion of our management's time, attention, and resources.
There can be no assurance that our stock price will continue to reflect the current multiple of income over time. Stock prices, including ours, are commonly thought to be a function of income compounded by a multiple. This is often referred to as a price-to-earnings (P/E) ratio, although other forms of multiples are often utilized by investors to value Fastenal shares. Historically, investors have given our income a higher multiple, or premium, than is typical of the broader industrial sector with which we are typically associated. We believe we have earned this premium by virtue of a long history of superior growth, profitability, and returns. However, to the extent that we fail to successfully execute our growth strategies and/or poorly navigate the risks that surround our business, including those described throughout this section, or to the extent our industry (industrial distribution, or industrial stocks in general) loses favor in the marketplace, there can be no assurance that investors will continue to afford a premium multiple to our income, which could adversely affect our stock price.

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
•changes in the value of local currencies relative to our functional currency, the U.S. dollar;
•interest rates;
•increases (inflation) or decreases (deflation) in the cost of products from our vendors, transportation services, energy and fuel prices, and electrical power rates;
•liquidity in credit markets;
•taxation;
•government regulations and actions;
•the impact on customer demand or availability of goods and services based on labor shortages or work stoppages;
•unemployment trends;
•terrorist attacks and acts of war;
•impact of higher sustained global temperatures (climate change);
•acts of God, which may include, but are not limited to, weather events, earthquakes, pandemics, etc.; and
•other matters that influence customer confidence and spending.
A downturn in either the national or local economies where we operate, or in the principal markets served by us, or changes in any of the other factors described above, could negatively impact sales at our in-market locations, sales through our other selling channels, and the level of profitability of those in-market locations and other selling channels. The primary variable affecting our results in 2024 was a softening in manufacturing sector business conditions.
Trade policies could make sourcing product from overseas more difficult and/or more costly, and could adversely impact our gross and/or operating profit percentage. We source a significant amount of the products we sell from outside of North America, primarily Asia. We have made significant structural investments over time to be able to source both directly from Asia through our wholly-owned, Asia-based subsidiary, FASTCO Trading Co., Ltd., and indirectly from suppliers that procure product from international sources. This was initially necessary due to the absence of significant domestic fastener production, but over time we have expanded our non-fastener sourcing as well, and at this time it may be difficult to adjust our sourcing in the short term. In light of this, changes in trade policies could affect our sourcing operations, our ability to secure sufficient product to serve our customers and/or impact the cost or price of our products, with potentially adverse impacts on our gross and operating profit percentages and financial results. China represents a significant source of product for North America. In addition, we move and source products within North America. Any trading disruption (tariffs, product restrictions, etc.) between Canada, the U.S., and Mexico, or disruption in their respective trading relationships with other nations can adversely impact our business. On February 1, 2025, the White House issued three executive orders directing the U.S. to impose an increase of the duty on imports from Canada and Mexico and China and empowering the U.S. president to raise the tariffs further should any country retaliate.  On February 3, 2025, the prospective tariffs on Canada and Mexico were deferred for 30 days, though the execution of these tariff increases remain possible beyond the current short-term reprieve. The 10% additional tariff on all imports from China went into effect, and on February 4, 2025 China retaliated with various levels of tariffs on certain products imported into that country from the U.S. We are closely monitoring these actions, which could have an adverse impact on our business and financial results. There can be no assurances that these disruptions will not continue or increase in the future, with the previously mentioned countries or additional countries with which we do business. The degree to which these changes in the global marketplace affect our financial results will be influenced by the specific details of the changes in trade policies, their timing and duration, and our effectiveness in deploying tools to address these issues.
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
We are exposed to foreign currency exchange rate risk, and changes in foreign exchange rates could increase the cost of purchasing products and impact our foreign sales. Given that we were founded and remain based in the U.S. and that we are publicly traded in the U.S., we report our results based on the U.S. dollar. Because the functional currency related to most of our non-U.S. operations is the applicable local currency, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. Fluctuations in the relative strength of foreign economies and their related currencies could adversely impact our ability to procure products at competitive prices and our foreign sales. Historically, our primary exchange rate exposure has been with the Canadian dollar as our Mexican activities are primarily conducted in U.S. dollars and our non-North American operations are relatively small in scale. There can be no assurance that currency exchange rate fluctuations with the Canadian dollar and other foreign currencies will not adversely affect our results of operations, financial condition, and cash flows. While the use of currency hedging instruments may provide us with protection from adverse fluctuations in currency exchange rates, we are not currently using these instruments and we have not historically hedged this exposure. If we decide to do so in the future, we could potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.
Our current estimates of total market potential as well as the market potential of our business strategies could be incorrect. We believe we have a significant opportunity for growth based on our belief that North American market demand for the products we sell is estimated to exceed $140 billion. This figure is not derived from an independent organization or data source that aggregates and publishes widely agreed-upon demand and market share statistics. Instead, we have identified this figure based on our own experience in the marketplace for our products and by evaluating estimates from other sources. If we have overestimated the size of our market, and in doing so, underestimated our current share of it, the size of our opportunity for growth may not be as significant as we currently believe. Similarly, we have provided estimates of the opportunities we have with some of our specific growth strategies, such as FMI solutions and Onsite locations. Within North America, we believe the potential market opportunity for industrial vending is approximately 1.7 million devices and we have identified over 11,000 customer locations with the potential to implement our Onsite service model within our traditional manufacturing and construction customer base. We have identified additional markets, such as government, healthcare, and academia, and geographies into which we can sell our FMI solutions, which would increase the number of identified potential FMI solutions or Onsite locations. However, our presence in emerging markets and geographies is not as established as is the case in our traditional markets and geographies, which could extend the sales cycle. As is the case for total market size, we use our own experience and data to arrive at the size of these potential opportunities and not independent sources. These estimates are based on our business model today, and the introduction or expansion of other business strategies could cause them to change. In addition, the market potential of a particular business strategy may vary from expectations due to a change in the marketplace (such as changes in customer concentration or needs), a change in the nature of that business strategy, or weaker than anticipated acceptance by customers of that business strategy. We cannot guarantee that our market potential estimates are accurate or that we will ultimately decide to expand our industrial vending or Onsite service models as we anticipate to reach the full market opportunity.

The industrial, construction, and maintenance supply industry is consolidating, which could cause it to become more competitive and could negatively impact our market share, gross profit, and operating income. The industrial, construction, and maintenance supply industry in North America is consolidating, reflecting two factors. First, our customers' needs are evolving to reflect a greater awareness of the total cost and risk of fulfillment and their need to have consistent sources of supply at multiple locations, including outside of North America. Second, providing these capabilities to our customers requires increasing investment in hardware, software, and analytic capabilities that require a certain degree of scale to support. While we believe that in a fragmented market such as exists for industrial supplies these emerging trends favor large distributors such as Fastenal, as the industry consolidates into fewer and larger competitors it may become more difficult to differentiate our product and service offering from that of our competitors. We also continue to see consolidation among our suppliers. This trend could result in fewer and larger suppliers, with greater channel power and negotiating leverage. There can be no assurance we will be able in the future to take effective advantage of the trend toward consolidation within our industry or among our suppliers. In either or both cases, the trend toward consolidation could make it more difficult for us to maintain our growth and/or gross and operating profit. Furthermore, as our industrial customers face increased foreign competition, and potentially lose business to foreign competitors, or shift their operations overseas in an effort to reduce expenses, we may face increased difficulty in growing and maintaining our market share.
The occurrence of a widespread public health crisis could have a material adverse effect on our business, results of operations, and financial condition. A public health crisis, if sufficiently widespread as to affect economic activity, could negatively impact our business. Mitigation efforts and prescriptions may be facilitated by regulatory authorities, which could limit our flexibility to pursue alternative, potentially more favorable, means of limiting these negative impacts. The effects on our business efforts to mitigate the effects of the crisis may include a reduction in demand, inefficiencies due to workplace accommodations, reduced availability of personnel, supply chain disruption, or constraints on product availability, among other difficulties. In any such event, the severity, duration, and extent of the crisis can be difficult to predict, which can make it difficult to anticipate the magnitude and length of the impact on our sales, profits, and/or cash flow. It can also be difficult to anticipate what the effect on business conditions will be as the impacts of any public health crisis fade and mitigating policies are reversed.
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
Legal, Regulatory, and Compliance Risks
Failure to maintain an effective system of internal controls over business processes and/or financial reporting could materially impact our business and results. Fastenal's management is responsible for establishing and maintaining effective internal controls designed to provide reasonable assurance regarding the achievement of objectives relating to operations, reporting, and compliance. Any system of internal controls, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a system of controls must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all systems of internal controls, internal controls over business processes and financial reporting may not prevent or detect fraud or misstatements. Any failure to maintain an effective system of internal controls over business processes and financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation, economic loss, or adversely affect the market price of our common stock.
Our business is subject to a wide array of operating laws and regulations in every jurisdiction where we operate. Compliance with these laws and regulations increases the cost of doing business and failure to comply could result in the imposition of fines or penalties, damage to our reputation, or the termination of contracts. We are subject to a variety of laws and regulations including without limitation import and export requirements, anti-bribery and corruption laws, product compliance laws, environmental laws, foreign exchange controls and cash repatriation restrictions, advertising regulations, data privacy (including in the U.S., the California Consumer Privacy Act, as amended by the California Privacy Rights Act, and in the European Union, the General Data Protection Regulation 2016, with interpretations varying from state to state and country to country) and cybersecurity requirements (including protection of information and incident responses), regulations on suppliers regarding the sources of supplies or products, labor and employment laws, and anti-competition regulations. In addition, as a supplier to federal, state, and local government agencies, we must comply with certain laws and regulations relating specifically to the formation, administration, and performance of our governmental contracts. We are also subject to governmental audits and inquiries in the normal course of business. Ongoing audit activity and changes to the legal and regulatory environments could increase the cost of doing business, and such costs may increase in the future as a result of changes in these laws and regulations or in their interpretation. While we have implemented policies and procedures designed to facilitate compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations, or our policies. Any such violations could result in the imposition of fines and penalties, damage to our reputation, and, in the case of laws and regulations relating specifically to governmental contracts, the loss of those contracts.
Tax laws and regulations require compliance efforts that can increase our cost of doing business and changes to these laws and regulations could impact financial results. We are subject to a variety of tax laws and regulation in the jurisdictions in which we operate. Maintaining compliance with these laws can increase our cost of doing business and failure to comply could result in audits or the imposition of fines or penalties. Further, our future effective tax rates in any of these jurisdictions could be affected, positively or negatively, by changing tax priorities, changes in statutory rates, and/or changes in tax laws or the interpretation thereof, including any changes resulting from the new presidential administration in the U.S. In 2022, the Inflation Reduction Act was passed, which contained tax-related provisions. We did not experience, and do not anticipate experiencing in the near future, any meaningful impact to our tax rates from the legislation.
Changes in accounting standards and subjective assumptions, estimates, and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition. U.S. generally accepted accounting principles (GAAP) and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as asset impairment, inventories, lease obligations, self-insurance, vendor allowances, tax matters, business combinations, and legal matters, are complex and involve many subjective assumptions, estimates, and judgments. Changes in accounting standards or their interpretation or changes in underlying assumptions, estimates or judgments, could significantly change our reported or expected financial performance or financial condition. The implementation of new accounting standards could also require certain systems, internal processes, internal control, and other changes that could increase our operating costs.
We are subject to litigation risk due to the nature of our business, which may have a material adverse effect on our business. From time to time, we are involved in lawsuits or other legal proceedings that arise from business transactions or the operation of our business. Due to the nature of our business, these proceedings may, for example, relate to product liability claims, commercial disputes, suits arising from our trucking operations, or employment matters. In addition, we could face claims over other matters, such as claims arising from our status as a government contractor, intellectual property matters, or corporate or securities law matters. The defense and ultimate outcome of lawsuits or other legal proceedings may result in higher operating expenses, which could have a material adverse effect on our business, financial condition, or results of operations.
Credit and Liquidity Risks
Tight credit markets could impact our ability to obtain financing on reasonable terms or increase the cost of existing or future financing and interest rate fluctuations could adversely impact our results. As of December 31, 2024, we had $200.0 of outstanding debt obligations, all in the form of senior unsecured promissory notes issued under our master note agreement (the Master Note Agreement). The notes issued under our Master Note Agreement carry a fixed interest rate and consist of four series and are described in further detail in Note 9 of the Notes to Consolidated Financial Statements in this Form 10-K. We also have borrowing capacity under our revolving credit facility (the Credit Facility) of $835.0, but no loans were outstanding as of December 31, 2024. Loans under the Credit Facility generally bear interest at a rate per annum equal to Daily Simple Secured Overnight Financing Rate (SOFR), the rate on which may vary daily, and mature on September 28, 2027.
We currently have the capacity under our Credit Facility and Master Note Agreement to increase borrowings in the future to finance stock purchases, dividends, capital expenditures, working capital additions, acquisitions, or other investments. Should we seek to increase our borrowings during periods of volatility and disruption in the U.S. credit markets, financing may become more costly and more difficult to obtain. This was not a material consideration in 2024. The cost of servicing any existing balances on our Credit Facility could increase if interest rates increase due to the SOFR-based interest rate provided for under our Credit Facility.
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have established processes and procedures for ensuring the confidentiality, integrity, and availability of data. These processes are in place to assess, identify, and manage material risks from cybersecurity threats. Annual risk assessments are performed and incorporated as part of our Enterprise Risk Management (ERM) organizational process, which is overseen by our Board of Directors (the Board) and the Audit Committee, along with Executive Leadership. Our information security management system (ISMS) program is aligned to ISO 27001, which is an international standard to manage information security. ISO 27001 is published by the International Organization for Standardization (ISO), the world's largest developer of voluntary standards, and the International Electrotechnical Commission.
Our IT security department, led by our Senior Vice President (SVP) IT Infrastructure & Security, is tasked with monitoring cybersecurity and operational risks related to information security and system disruption. The team employs measures designed to protect against, detect, and respond to cybersecurity threats, and has implemented processes and procedures aligned with our ISMS to support and promote resilient programs. This includes:
•Enterprise security framework and cybersecurity standards;
•Cybersecurity awareness and training plans;
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
Governance
Our Board and Audit Committee are actively engaged in the oversight of our risk management, including cybersecurity risk. The Audit Committee receives quarterly reports on information security from our SVP IT Infrastructure & Security. Additionally, Executive Leadership is briefed on information security at least quarterly by members of our IT security, compliance, governance, and audit teams. The Audit Committee of the Board is responsible for overseeing our risk exposure to information security, cybersecurity, and data protection, as well as the steps management has taken to monitor and control such exposures.
Our IT security department, which assesses and manages our risks from cybersecurity threats, is led by our SVP IT Infrastructure & Security, who reports to our Senior EVP IT. Additional oversight for assessing and managing cybersecurity risk include Executive sponsors, IT, Human Resources, IT Governance Risk and Compliance, Internal Audit, and Legal, as well as members of our Information Security Risk Council, IT Risk Committee, and ERM teams.

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
The IT security department team members have degrees applicable to cybersecurity, including Bachelors in Information Systems, Computer Science, Management Information Systems and/or Masters in Cybersecurity, and hold professional certifications, including Certified Information Systems Security Professional, Offensive Security Certified Professional, Global Information Assurance Certification (GIAC) Defensible Security Architecture, GIAC Forensic Examiner, GIAC Incident Handling, and GIAC Open Source Intelligence. Our SVP IT Infrastructure & Security holds a Cybersecurity and Privacy Law Certificate from Mitchell Hamline School of Law, and has 29 years of experience in systems, network, and database administration. Additionally, our Senior IT security department manager is an Offensive Security Certified Professional, and holds GIAC Security Leadership (GSLC), with over 25 years of experience in network performance, availability, and protection.
Impact of Cybersecurity Threats
There have been no previous cybersecurity incidents which have materially affected us to date, including our business strategy, results of operations or financial condition. However, any future potential risks from cybersecurity threats, including but not limited to exploitation of vulnerabilities, ransomware, denial of service, supply chain attacks, and the use of artificial intelligence by threat actors engaged in these activities, or other similar threats may materially affect us, including our execution of business strategy, reputation, results of operations and/or financial condition. For additional information regarding cybersecurity threats, see 'Item 1A. Risk Factors' of this Form 10-K.

ITEM 2. PROPERTIES
Note – Information in this section is as of December 31, 2024, unless otherwise noted.
We own, and in some cases, lease, the following facilities, excluding selling locations:

Location	Purpose	Leased	Tote Locations (ASRS)(1)		Approximate Square Feet
Winona, Minnesota	Distribution center and home office		246,000		334,000
Indianapolis, Indiana	Distribution center		547,000	(2)	1,078,000
Akron, Ohio	Distribution center		103,000		188,000
Scranton, Pennsylvania	Distribution center		106,000		187,000
Denton, Texas	Distribution center		154,000	(3)	294,000
Atlanta, Georgia	Distribution center		77,000		252,000
Seattle, Washington	Distribution center		140,000		238,000
Modesto, California	Distribution center and manufacturing facility		75,000		328,000
Salt Lake City, Utah	Distribution center and packaging facility (three buildings)(4)	X	—		154,000
High Point, North Carolina	Distribution center (two buildings)(5)		131,000		829,000
Kansas City, Kansas	Distribution center		156,000		462,000
Jackson, Mississippi	Distribution center		—		271,000
Kitchener, Ontario, Canada	Distribution center		128,000		242,000
Edmonton, Alberta, Canada	Distribution center	X	—		38,000
Apodaca, Nuevo Leon, Mexico	Distribution center	X	—		104,000
Dordrecht, Netherlands	Distribution center	X	—		39,000
Saint Helens, United Kingdom	Distribution center	X	—		14,000
Shanghai, China	Distribution center	X	—		12,000

(1)	Total number of tote locations for small parts storage included in facilities with an ASRS.
(2)	This property contains an ASRS with a capacity of 52,000 pallet locations, in addition to the 547,000 tote locations for small parts.
(3)	In March of 2024, we installed a new ASRS that has a capacity of 154,000 tote locations for small parts. This property contains an ASRS with a capacity of 14,000 pallet locations, in addition to the 154,000 tote locations for small parts.
(4)	During 2021, we acquired land for future expansion of our distribution center in Magna, Utah. This building is expected to be complete in June of 2025 and will be approximately 290,000 square feet.
(5)	In December 2018, we purchased an additional distribution center in High Point, North Carolina with approximately 750,000 total square feet. We currently utilize approximately 355,000 square feet for distribution activities and the other 395,000 square feet will be renovated in 2025 for additional distribution space.
We also own, and in some cases, lease, the following support facilities, excluding selling locations:

Location	Purpose	Leased	Approximate Square Feet
Winona, Minnesota	Manufacturing facility		121,000
Indianapolis, Indiana	Manufacturing facility		194,000
Houston, Texas	Manufacturing facility		114,000
Wallingford, Connecticut	Manufacturing facility		177,000
Rockford, Illinois	Manufacturing facility		101,000
Johor, Malaysia	Manufacturing facility		30,000
Brno-Lisen, Czech Republic	Manufacturing facility	X	20,000
Leeds, United Kingdom	Manufacturing facility	X	28,000
Winona, Minnesota	Multiple facilities for office space, storage, and packaging operations		419,000
Bangalore, India	International information technology office	X	67,000
In addition, we own 151 buildings that house our in-market locations in various cities throughout North America.
All other buildings we occupy are leased. On average, leased in-market locations range from approximately 3,000 to 15,000 square feet, with lease terms of up to 144 months (most initial lease terms are for 36 to 60 months).

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
ITEM 3.LEGAL PROCEEDINGS
A description of our legal proceedings, if any, is contained in Note 11 of the Notes to Consolidated Financial Statements and is incorporated herein by reference.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Data
Dollar amounts in this section are stated in whole numbers.
Our shares are traded on The Nasdaq Stock Market under the symbol 'FAST'. As of January 21, 2025, there were approximately 900 record holders of our common stock, which include nominees or broker dealers holding stock on behalf of an estimated 767,000 beneficial owners.
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during each of the last three months of 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2024	0	$0.00	0	6,200,000
November 1-30, 2024	0	$0.00	0	6,200,000
December 1-31, 2024	0	$0.00	0	6,200,000
Total	0	$0.00	0	6,200,000

(1)
As of December 31, 2024, we had remaining authority to repurchase 6,200,000 shares of our common stock under the July 12, 2022 authorization, which originally authorized the repurchase of up to 8,000,000 shares. This authorization does not have an expiration date.

Purchases of shares of our common stock, if applicable, are described later in this Form 10-K under the heading 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations' under 'Liquidity and Capital Resources' - 'Stock Purchases'.

Fastenal Company Common Stock Comparative Performance Graph
Set forth below is a graph comparing, for the five years ended December 31, 2024, the yearly cumulative total shareholder return on our common stock with the yearly cumulative total shareholder return of the S&P 500 Index and the Dow Jones US Industrial Suppliers Index.
The comparison of total shareholder returns in the performance graph assumes that $100 was invested on December 31, 2019 in Fastenal Company, the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index, and that dividends were reinvested when and as paid.
Comparison of Five-Year Cumulative Total Return Among Fastenal Company, the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index

350
300
250
200
150
100
50
2019
2020
2021
2022
2023
2024
Fastenal Company
S&P 500 Index
Dow Jones US Industrial Suppliers Index

	2019	2020	2021	2022	2023	2024
Fastenal Company	$100.00	136.57	183.05	138.50	195.65	222.04
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
Dow Jones US Industrial Suppliers Index	100.00	126.43	168.93	146.64	217.57	247.40
Note - The graph and index table above were obtained from Zacks SEC Compliance Services Group.
ITEM 6.RESERVED

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements and should be read in conjunction with those consolidated financial statements. This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons for the current year and the prior year. Discussions of 2022 items can be found in 'Management's Discussion and Analysis of Financial Condition and Results of Operations' in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 31, 2023.
Business and Operational Overview
Fastenal is a North American leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of more than 3,600 in-market locations. Our largest end market is manufacturing. Sales to these customers include products for both OEM, where our products are consumed in the final products of our customers, and MRO, where our products are consumed to support the facilities and ongoing operations of our customers. We also service general and commercial contractors in non-residential end markets as well as farmers, truckers, railroads, oil exploration companies, oil production and refinement companies, mining companies, federal, state, and local governmental entities, schools, and certain retail trades. Geographically, our branches, Onsite locations, and customers are primarily located in North America, though we continue to grow our non-North American presence as well.
It is helpful to appreciate several aspects of our marketplace: First, it is big and fragmented. We estimate the North American marketplace for industrial supplies is in excess of $140 billion per year (and we have expanded beyond North America) and no company has a significant portion of this market. Second, many of the products we sell are individually inexpensive, but the cost and time to manage, procure, and transport these products can be quite meaningful. Third, many customers prefer to reduce their number of MRO and OEM suppliers to simplify their business, while also utilizing various technologies and models (including our local branches when they need something quickly or unexpectedly) to improve availability and reduce waste. Lastly, we believe the markets are efficient. In our view, this means that companies who grow market share are those that develop differentiated capabilities that provide the greatest value to the customer.
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

Executive Overview
The following table presents a performance summary of our results of operations for the periods ended December 31.

	2024	2023	YOY Change	2022	YOY Change
Net sales	$7,546.0	7,346.7	2.7%	$6,980.6	5.2%
Business days	255	253		254
Daily sales	$29.6	29.0	1.9%	$27.5	5.7%
Gross profit	$3,401.9	3,354.5	1.4%	$3,215.8	4.3%
% of net sales	45.1%	45.7%		46.1%
SG&A expenses	$1,891.9	1,825.8	3.6%	$1,762.2	3.6%
% of net sales	25.1%	24.9%		25.2%
Operating income	$1,510.0	1,528.7	-1.2%	$1,453.6	5.2%
% of net sales	20.0%	20.8%		20.8%
Income before income taxes	$1,508.1	1,522.0	-0.9%	$1,440.0	5.7%
% of net sales	20.0%	20.7%		20.6%
Net income	$1,150.6	1,155.0	-0.4%	$1,086.9	6.3%
Diluted net income per share	$2.00	2.02	-0.6%	$1.89	6.7%

Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the U.S.) in the period.
We saw modest economic contraction in our key markets in 2024. The Institute for Supply Management's Purchasing Manager's Index (PMI) for the U.S. averaged 48.3 for the full year and remained below 50, the threshold demarcating manufacturing growth or contraction, in 11 out of 12 months. Business activity as measured by U.S. Industrial Production declined 0.4% in the first 11 months of 2024 over 2023 with markets that are most relevant to us, such as Primary Metal (-1.5%), Fabricated Metals (-0.8%), and Machinery (-2.2%) declining more rapidly than the broad index. This was the primary factor contributing to daily sales growth of 1.9%, slowing from the preceding year. The overall profile of our growth was consistent with 2023: growth was driven by larger, key accounts and Onsite customers and by non-fastener products, particularly safety. We continued to expand our installed base of Onsites and FMI technology and lift the proportion of sales that run through our Digital Footprint. However, the effect of our continued investment in key areas we view as critical to accelerate future growth and the slow growth in sales volume combined to pressure our profitability, reducing operating margin. On the other hand, asset efficiency remained stable from the preceding year and we generated good cash flow.
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

	Q4 2024	Q4 2023	Twelve-month % Change
Selling personnel - absolute employee headcount	16,712	16,512	1.2%
Selling personnel - FTE employee headcount	15,055	15,070	-0.1%
Total personnel - absolute employee headcount	23,702	23,201	2.2%
Total personnel - FTE employee headcount	20,958	20,721	1.1%

Number of branch locations	1,597	1,597	—%
Number of active Onsite locations	2,031	1,822	11.5%
Number of in-market locations	3,628	3,419	6.1%
Weighted FMI devices (MEU installed count)	126,957	113,138	12.2%

During the last twelve months, we increased our total FTE employee headcount by 237. Our total FTE selling and sales support personnel decreased by 15. While we added FTE to support growth in our Onsite locations, we reduced personnel at our branch locations, reflecting both shifts to Onsite locations and tight management of headcount given challenging business conditions. We had an increase in our distribution and transportation FTE personnel of 115 to support increased product throughput at our distribution facilities. We had an increase in our remaining FTE personnel of 137, which related primarily to personnel investments in manufacturing, quality control, IT, and business analytics.
The table below summarizes the number of branches opened and closed, net of conversions, as well as the number of Onsites activated and closed, net of conversions during the periods presented.

	Twelve-month Period
	2024	2023
Branch openings	11	10
Branch closures, net of conversions	(11)	(96)
% of net closures vs. prior year-end number of branch locations	-0.7%	-5.7%

Onsite activations	343	329
Onsite closures, net of conversions	(134)	(130)
% of net closures vs. prior year-end number of Onsite locations	-7.4%	-8.0%
Our in-market network forms the foundation of our business strategy. In recent years, we have seen a gradual increase in our in-market locations. This has reflected significant growth in Onsites and, to a lesser degree, international branches, which has more than overcome a meaningful decline in our traditional branch network from a strategic rationalization that aligned our physical footprint with changes in our business strategies. Branch closures may occur in the future to reflect normal churn in our business, but the strategic rationalization has concluded. As a result, we expect to see an increase in the rate of in-market location growth as we continue to open Onsites while our traditional branch network remains stable or grows moderately to sustain and improve our North American network, to continue our global expansion beyond North America, and to support our growth drivers. This dynamic played out in 2024.
CURRENT YEAR RESULTS ENDED 2024
Results of Operations
The following table sets forth consolidated statements of income information (as a percentage of net sales) for the periods ended December 31:

	2024	2023
Net sales	100.0%	100.0%
Gross profit	45.1%	45.7%
SG&A expenses	25.1%	24.9%
Operating income	20.0%	20.8%
Net interest expense	0.0%	-0.1%
Income before income taxes	20.0%	20.7%

Note – Amounts may not foot due to rounding difference.
Sales
The table below sets forth net sales and daily sales for the periods ended December 31, and changes in such sales from the prior period to the more recent period:

	2024	2023
Net sales	$7,546.0	7,346.7
Percentage change	2.7%	5.2%
Business days	255	253
Daily sales	$29.6	29.0
Percentage change	1.9%	5.7%
Daily sales impact of currency fluctuations	-0.1%	-0.3%

The increase in net sales noted above for 2024 was primarily due to higher unit sales of MRO, OEM, and construction supplies. We believe higher unit sales in 2024 were primarily a result of our ability to gain market share, as most measures of industrial activity were flat to down throughout the period. Despite this challenging environment, in 2024 we produced net sales growth of 2.7% and, owing to two more selling days in the period, daily sales growth of 1.9%.
We estimate the disruption to operations and logistics from severe winter weather in January 2024 and hurricanes in September 2024, while meaningful in the months in which they occurred, were not material to net sales for the full year of 2024.
Changes in product pricing did not have a material impact on net sales in 2024.
We effectively increased the penetration of key growth initiatives in 2024, as judged by installations and adoption, which enhanced the value we provide to our customers and supported our growth and efficiency. This was achieved through three areas. First, we signed 358 Onsites in 2024, below our goal of 375 to 400 units but constituting expansion from 2023 (326 signings) and consistent with previous peak signing years in 2019 (362 signings) and 2022 (356 signings). Our installed base of Onsites was 2,031 at the end of December 2024, +11.5% over the preceding year. Second, we signed 27,984 FMI MEUs, meeting our goal at the start of 2024 of 26,000 to 28,000 MEUs and meaningfully above prior year signings of 24,126 MEUs. Our installed base of FMI MEUs was 126,957 at the end of December, +12.2% over the end of December 2023. Third, we expanded the proportion of our sales running through our Digital Footprint. This measure reached 62.5% in November 2024 before easing modestly to 62.1% in December 2024. This was below our goal at the start of 2024 of 66.0%, attributable to lower volume through our FMI devices due to weaker business activity. Even so, it was meaningfully above the prior year level of 56.1% reflecting increasing internal and external adoption of our digital resources. We expect that at some point during 2025 we will achieve having 66% to 68% of our sales volume running through Digital Footprint.
Sales by Product Line
From a product standpoint, we have three categories: fasteners (including fasteners used in OEM and MRO), safety supplies, and other product lines, the latter of which includes eight smaller product categories, such as tools, janitorial supplies, and cutting tools. The percent of sales in the periods below were as follows:

	2024	2023
OEM fasteners	19.3%	20.1%
MRO fasteners	11.4%	12.3%
Total fasteners	30.7%	32.4%
Safety supplies	22.2%	21.2%
Other product lines	47.1%	46.4%
Total non-fasteners	69.3%	67.6%
We experienced a shift in mix away from fasteners and toward safety supplies and other product lines. We experienced a slight decline in sales for fasteners in 2024 due primarily to weak business activity during the year. Fasteners are more heavily oriented toward production of final goods than maintenance, which results in greater susceptibility to periods of weaker industrial production. In contrast, safety supplies experienced relatively faster growth. This is a result of lower cyclicality due to the products being used in MRO applications, growth in our installed base of vending devices which disproportionately dispense personal protective equipment (PPE), and strong growth with warehousing customers who are strong consumers of PPE. Other product lines is a mix of OEM- and MRO-oriented products, and relatively strong growth within the latter (e.g., janitorial) was partially offset by relatively slow growth in the former (e.g., tools, cutting tools, material handling). These dynamics produced a meaningful divergence in the daily sales growth rates of our fastener versus our non-fastener product lines in 2024.
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

Annual Sales Changes, by Month
During the months noted below, all of our selling locations, when combined, had a DSR change of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2024	1.6%	2.6%	1.8%	0.7%	1.5%	3.3%	0.5%	2.1%	3.2%	2.8%	3.4%	0.0%
2023	11.2%	9.6%	6.8%	7.8%	5.2%	4.7%	3.7%	3.6%	5.0%	1.9%	3.8%	5.3%
Sequential Trends
We find it helpful to think about the monthly sequential changes in our business using the analogy of climbing a stairway – This stairway has several predictable landings where there is a pause in the sequential gain (i.e., April, July, and October to December), but generally speaking, climbs from January to October. The October landing then establishes the benchmark for the start of the next year.
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
The table below shows the pattern to the sequential change in our daily sales. The line labeled 'Benchmark' is a historical average of our sequential daily sales change for the trailing five year average that excludes 2020. We have excluded 2020 from the average as the effects of the pandemic created unusual sequential patterns that we do not consider representative of normal trends. We believe this time frame serves to show the historical pattern and could serve as a benchmark. The '2024' and '2023' lines represent our actual sequential daily sales changes. The '24Delta' and '23Delta' lines indicate the difference between the 'Benchmark' and the actual results in the respective year. Under normal circumstances, the sequential trends shown below are directly linked to fluctuations in our end markets. Further, in any given month it is possible to get significant deviation from the benchmark.
It is important to note that these benchmarks are historical averages. In a year where demand is strong, our daily sales growth rates will tend to have more months that exceed the benchmark than fall below it. In a year where demand is weak, we will tend to have more months that fall short of the benchmark than exceed it. In both cases, there is a random element that makes it difficult to know how any single month will perform and puts greater relevance on performance trends over multiple periods.

	Jan.(1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Cumulative Change from Jan. to Oct.
Benchmark (2)	0.1%	1.6%	3.3%	-0.7%	2.5%	1.4%	-3.2%	2.7%	3.6%	-2.1%	9.2%
2024	-0.7%	2.7%	0.2%	-1.3%	1.5%	1.6%	-5.3%	3.0%	5.1%	-3.4%	3.6%
24Delta	-0.8%	1.1%	-3.1%	-0.6%	-1.1%	0.2%	-2.1%	0.3%	1.5%	-1.3%	-5.6%
2023	-0.4%	1.7%	1.0%	-0.2%	0.7%	-0.2%	-2.6%	1.3%	4.0%	-3.0%	2.3%
23Delta	-0.5%	0.1%	-2.3%	0.5%	-1.9%	-1.5%	0.5%	-1.4%	0.4%	-0.9%	-6.8%

(1)	The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.

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

A graph of the sequential daily sales change patterns discussed above, starting with a base of '100' in the previous October and ending with the next October, would be as follows:

Sequential Daily Sales Change
120
110
100
90
Previous Oct.
Jan.
Feb.
Mar.
Apr.
May
June
July
Aug.
Sept.
Oct.
Benchmark
2024
2023

End Market Performance
We estimate approximately 70% to 75% of our business is with customers engaged in some type of manufacturing, a significant subset of which finds its way into the heavy equipment market. As previously addressed, we believe these markets contracted slightly in 2024. Our manufacturing end markets outperformed primarily due to the relative strength we are experiencing with key account customers with significant managed spend where our service model and technology is particularly impactful. This disproportionately benefits manufacturing customers. The DSR changes to our manufacturing customers, when compared to the same periods in the prior year, were as follows:

DSR change - manufacturing customers	Q1	Q2	Q3	Q4	Annual
2024	2.6%	2.7%	3.0%	3.3%	2.9%
2023	14.4%	10.4%	6.2%	4.7%	8.9%
We estimate approximately 25% to 30% of our business is with customers engaged in a wide range of activities, none of which individually constitute 10% of sales. This includes non-residential construction, reseller, transportation, and government customers. Weakness within our construction end market reflected the ongoing effect of our reduced physical footprint and reduced local inventory tailored to smaller, local contractors. Weakness within our reseller end market reflected efforts in many industries to reduce channel inventories. Strength in our transportation end market reflected strong growth with customers who manage large networks or warehouses, who have increased spend with us due to our ability to meet their needs for rapid fulfillment on a large scale. The DSR changes to our non-manufacturing customers, when compared to the same periods in the prior year, was as follows:

DSR change - non-manufacturing customers	Q1	Q2	Q3	Q4	Annual
2024	0.0%	-1.0%	-1.5%	-0.3%	-0.7%
2023	-3.7%	-5.3%	-1.3%	0.9%	-2.4%

Product Performance
Our products fall into two functional subsets: (1) OEM parts which become part of a customer's finished good and (2) MRO which provide for the maintenance, repair, and ongoing operations of a customer's facility.
While certain products in our other product categories have an OEM application, such as welding consumables or metal cutting carbides, the majority of our sales for OEM applications are of fasteners. As a result, the best way to understand the change in our production business is to examine the results in our fastener product line (which represents 30% to 35% of our business). From a company perspective, the DSR changes of fasteners, when compared to the same periods in the prior year, were as follows (note: this information includes all end markets):

DSR change - fasteners	Q1	Q2	Q3	Q4	Annual
2024	-4.4%	-3.0%	-4.0%	-1.4%	-3.3%
2023	7.0%	0.0%	-2.0%	-2.3%	0.7%
We continued to experience a divergence in the performance of our fastener versus our non-fastener product lines in 2024.
This divergence was due in part to relatively weak performance from our fastener product line. Fasteners are more heavily oriented toward production of final goods than maintenance, which results in greater susceptibility to periods of weaker industrial production, such as we experienced in 2024. In addition, due to its greater commodity content and shipping costs, fastener pricing can be more sensitive to cyclical trends. In 2024, weak business activity did contribute to slightly lower pricing for our fastener products.
By contrast, while we do sell significant quantities of MRO fasteners, the best way to understand the change in our MRO business is to examine the results in our non-fastener product lines, which include safety, tools, janitorial, and other products. From a company perspective, the DSR changes of non-fasteners, when compared to the same periods in the prior year, were as follows (note: this information includes all end markets):

DSR change - non-fasteners	Q1	Q2	Q3	Q4	Annual
2024	5.2%	4.2%	4.7%	4.3%	4.6%
2023	10.3%	9.2%	7.5%	6.6%	8.4%
Our non-fastener business is not immune to the impact of industrial cycles, but because it is more dependent on whether a facility is operating than how much product that facility is producing, it does tend to exhibit less volatility in its growth than our fastener business. We also expect growth of our non-fastener products to outperform growth of our fastener products over the course of a cycle. This reflects three things: the non-fastener market is larger than the fastener market, we are under penetrated in the non-fastener market relative to the fastener market, and industrial vending lends itself to sales of non-fastener products. The MRO orientation of our non-fastener category and our capabilities in vending played the greatest roles in the ability of our non-fastener products to outperform fasteners in 2024.
Gross Profit
The gross profit percentage during each period was as follows:

	Q1	Q2	Q3	Q4	Annual
2024	45.5%	45.1%	44.9%	44.8%	45.1%
2023	45.7%	45.5%	45.9%	45.5%	45.7%
Our gross profit, as a percentage of net sales, was 45.1% in 2024 and 45.7% in 2023. Our gross profit percentage was primarily impacted by two factors. First, we experienced unfavorable customer and product mix. This reflects relatively stronger growth from large customers, including Onsite customers, and non-fastener products, each of which tend to have a lower gross profit percentage than our business as a whole. Second, we experienced product margin pressure. In safety, over the course of the year we incurred certain costs to support our customers' short-term operations, but also to prepare for incremental volumes that we expect to materialize in 2025. Other product lines exhibited stability in product margin throughout the year, but did not recover the margin pressure that was experienced in the latter part of 2023 and faced difficult comparisons year-over-year. These factors were only slightly offset by higher price-cost, which reflects the reversal in the first half of 2024 of the negative price-cost experienced in the first half of 2023.
SG&A Expenses
SG&A expenses, as a percentage of net sales, increased to 25.1% in 2024 from 24.9% in 2023. We continued to invest in areas, such as Onsite, technology and analytics personnel, and sales-related travel that we view as critical to supporting future growth. We managed expenses not directly related to customer acquisition and growth more tightly, but the overall level of investment produced negative leverage at the growth rates experienced in 2024.

The percentage change in employee-related, occupancy-related, and all other SG&A expenses compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total SG&A Expenses	Twelve-month Period
		2024	2023
Employee-related expenses	70% to 75%	3.2%	3.4%
Occupancy-related expenses	15% to 20%	2.1%	4.2%
All other SG&A expenses	10% to 15%	8.1%	4.2%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes.
Our employee-related expenses increased in 2024 from 2023. This was related to: higher base pay and employment taxes as a result of increased FTE during the period and moderate wage inflation; and higher healthcare costs due to growth in the number and size of claims. These factors were partly offset by a decline in bonuses and a decline in profit sharing reflecting slower sales and profit growth versus the prior year.
The table below summarizes the percentage change in our FTE headcount at the end of the periods presented compared to the end of the prior period:

	Twelve-month Period
	2024	2023
Selling personnel (1)	-0.1%	4.1%
Distribution/Transportation personnel	3.7%	4.2%
Manufacturing personnel	3.7%	0.1%
Organizational support personnel (2)	6.0%	8.6%
Total personnel	1.1%	4.4%

(1)	Of our Selling Personnel, 80%-85% are attached to a specific in-market location.
(2)
Organizational support personnel consists of: (1) Sales & Growth Driver Support personnel (35% to 40% of category), which includes sourcing, purchasing, supply chain, product development, etc.; (2) IT personnel (35% to 40% of category); and (3) Administrative Support personnel (22% to 27% of category), which includes human resources, FSB, accounting and finance, senior management, etc.

Occupancy-related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our branches and distribution locations, and (4) industrial vending equipment and bins utilized as part of FMI services (we consider this hardware to be a logical extension of our in-market operations and classify the depreciation and repair costs as occupancy expenses).
Our occupancy-related expenses increased in 2024 from 2023. This was related to: moderately higher costs and depreciation for the maintenance, upgrade, and installation of equipment in hub and non-hub facilities; and a slight rise in branch rents, which was more evident in 2024 than in preceding years as we are no longer actively reducing our branch locations and the associated costs.
All other SG&A expenses include: (1) selling-related transportation, (2) IT expenses, (3) general corporate expenses, which consists of legal expenses, general insurance expenses, travel and marketing expenses, etc., and (4) sales of property and equipment.
Combined, all other SG&A expenses increased in 2024 from 2023. This was related to: selling-related transportation costs were higher reflecting higher lease costs as we refreshed our fleet of pick-ups, which more than offset lower fuel expense; higher expenses related to Fastenal-sponsored trade events, such as our Customer Expo held in April, and general marketing costs; higher spending on IT; and higher general insurance costs.
Net Interest
We had higher interest income reflecting the investment of cash balances into higher earning short-term instruments throughout 2024 as part of a program we began in the fourth quarter of 2023. We had lower interest expense in 2024. We carried lower average borrowings relative to 2023 primarily from cash generated from working capital reductions enabling us to reduce outstanding revolver debt under our Credit Facility. The increase in interest income and the reduction in interest expense resulted in net interest expense of $1.9 in 2024 compared to $6.7 in 2023.

Income Taxes
We recorded income tax expense of $357.5 in 2024, or 23.7% of income before income taxes, compared to $367.0 in 2023, or 24.1% of income before income taxes. We believe our ongoing tax rate, absent any discrete tax items or broader changes to tax law, will be approximately 24.5%. Our tax rate in 2024 was below our expected ongoing tax rate due to the tax benefits associated with (1) the exercise of stock options during the period and (2) return to provision adjustments processed during the year.
Net Income
Net income, net income per share, the percentage change in net income, and the percentage change in net income per share, were as follows:

Dollar Amounts	2024	2023
Net income	$1,150.6	1,155.0
Basic net income per share	2.01	2.02
Diluted net income per share	2.00	2.02

Percentage Change	2024	2023
Net income	-0.4%	6.3%
Basic net income per share	-0.6%	6.7%
Diluted net income per share	-0.6%	6.7%
	2024	2023
Tax Rate	23.7%	24.1%
During 2024, net income per share decreased. Volume growth in 2024 was not sufficient to produce SG&A leverage that could offset mix-related gross margin contraction, resulting in operating margin contraction that was only partially offset by our modest growth in sales, lower net interest expense, and a more favorable tax rate.
Liquidity and Capital Resources
Net Cash Provided by Operating Activities
Net cash provided by operating activities in dollars and as a percentage of net income were as follows:

	2024	2023
Net cash provided	$1,173.3	1,432.7
% of net income	102.0%	124.0%
In 2024, we experienced a decrease in our operating cash flow as a percentage of net income. The decrease in operating cash flow, as a percent of net income, primarily reflects our operating assets and liabilities being a use of cash in 2024 as compared to a source of cash in 2023. This was primarily attributable to investing in inventory in 2024 as opposed to reducing inventory in 2023.

Trade Working Capital Assets
The following table sets forth the dollar and percentage change in accounts receivable, net, inventories, and accounts payable for the period ended December 31:

		Twelve-month Dollar Change	Twelve-month Percentage Change
	2024	2024	2024
Accounts receivable, net	$1,108.6	21.0	1.9%
Inventories	1,645.0	122.3	8.0%
Trade working capital	$2,753.6	143.3	5.5%

Accounts payable	$287.7	23.6	8.9%
Trade working capital, net	$2,465.9	119.7	5.1%

Net sales in last three months	$1,824.5	65.9	3.7%
Note – Amounts may not foot due to rounding difference.
The increase in our accounts receivable balance in 2024 was primarily attributable to growth in sales to our customers.
Our inventory balances over time will respond to business activity, though various factors produce a looser relationship to our monthly sales patterns than we tend to experience in accounts receivable. One reason for this is because it is cyclical. We source significant quantities of product from overseas, and the lead time involved in procuring these products is typically longer than the visibility we have into future monthly sales patterns. As a result, trends in our inventory will often lag trends in economic conditions. A second reason relates to product cost and the length of our supply chain. A significant proportion of our products, particularly fasteners, are sourced from Asia and transported primarily by ship and rail to our North American network for sale. This requires us to purchase a meaningful quantity of our products months in advance of those products being available for sale in our North American facilities. Product that is in transit is in our inventory but is not available for sale, which can create a lag in our ability to adjust inventory levels or costs in response to rapid changes in economic or cost conditions. A third factor that tends to require incremental inventory increases over time is our growth drivers, including our FMI offerings, Onsite channel, and international expansion, all of which tend to require significant investments in inventory.

The increase in our inventory balance in 2024 was primarily attributable to three factors. First, our inventory increased as a result of growth in sales to our customers and the addition of stock to ensure we can support our customers' future growth. Second, we added $30.0 to $35.0 in stock to improve service to our in-market locations and generate efficiencies in our hubs. Third, we took advantage of year-end opportunities arising from our suppliers' desire to reduce inventory at year-end. These factors were partially offset by the effects of soft underlying business activity and modest product cost deflation.
The increase in our accounts payable balance in 2024 was primarily attributable to an increase in our product purchases as reflected in the growth in inventories.
The approximate percentage mix of inventory stocked at our selling locations versus our distribution center and manufacturing locations was as follows at year end:

	2024	2023
Selling locations	59%	64%
Distribution center and manufacturing locations	41%	36%
Total	100%	100%
Lease Obligations
We have facilities, equipment, and vehicles leased under operating leases. A discussion of our lease obligations is contained in Note 8 of the Notes to Consolidated Financial Statements.

Net Cash Used in Investing Activities
Net cash used in investing activities in dollars and as a percentage of net income were as follows:

	2024	2023
Net cash used	$214.5	161.2
% of net income	18.6%	14.0%
Our net cash used in investing activities increased in 2024 from 2023. This increase was primarily related to investments for net capital expenditures.
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
Set forth below is a recap of our 2024 and 2023 net capital expenditures in dollars and as a percentage of net sales and net income:

	2024	2023
Manufacturing, warehouse and packaging equipment, industrial vending equipment, and facilities	$145.8	83.9
Shelving and related supplies for in-market location openings and for product expansion at existing in-market locations	23.5	24.0
Data processing software and equipment	25.5	33.4
Real estate and improvements to branch locations	8.7	7.0
Vehicles	23.0	24.5
Purchases of property and equipment	226.5	172.8
Proceeds from sale of property and equipment	(12.4)	(12.2)
Net capital expenditures	214.1	160.6
% of net sales	2.8%	2.2%
% of net income	18.6%	13.9%
Our net capital expenditures in 2024 increased when compared to 2023, though they were below our anticipated range of $235.0 to $255.0 for the year. This was primarily related to two factors. First, there was less demand to install incremental picking modules in our in-market locations than we anticipated. Second, spending on FMI hardware was lower, primarily as a result of lower FASTBin signings and installations than anticipated.
For 2025, we expect our investment in property and equipment, net of proceeds from sales, to be within a range of $265.0 to $285.0, an increase from $214.1 in 2024. This increase reflects three items. First, we expect elevated IT spending as projects that were planned in 2024, but experienced delays, are now expected to occur in 2025. Second, we expect higher distribution center spending to complete our upgraded Utah hub, begin construction on a new Atlanta hub, and improve our picking capacity and efficiency across our hub network. Third, we expect greater outlays for FMI hardware reflecting an increase in our targeted signings.

Net Cash Used in Financing Activities
Net cash used in financing activities in dollars and as a percentage of income were as follows:

	2024	2023
Cash dividends paid	$893.3	1,016.8
% of net income	77.6%	88.0%
Total returned to shareholders	$893.3	1,016.8
% of net income	77.6%	88.0%
Proceeds from the exercise of stock options	$(39.6)	(30.1)
% of net income	-3.4%	-2.6%
Debt obligations payments (proceeds), net	$60.0	295.0
% of net income	5.2%	25.5%
Net cash used	$913.7	1,281.7
The decrease in net cash used in financing activities reflects two factors. First, we had lower dividend payments. While we increased regular dividend payments in 2024 by 11.7%, in the fourth quarter of 2023 we paid a special fifth dividend that did not recur in 2024. Second, we used less cash to reduce outstanding debt obligations in 2024 than we did in 2023, primarily because we carried lower balances on our Credit Facility throughout 2024. These uses of cash were only partly offset by an increase in the exercise of stock options.
Dividends
We declared a quarterly dividend of $0.43 per share on January 16, 2025. In 2024, we paid aggregate annual dividends per share of $1.56. In 2023, we paid aggregate annual dividends per share of $1.78, which included $1.40 per share in regular quarterly dividends and a $0.38 per share special dividend paid in December 2023.
Stock Purchases
We did not purchase any of our common stock in 2024 or 2023.
We have authority to purchase up to 6,200,000 additional shares of our common stock under the July 12, 2022 authorization. This authorization does not have an expiration date.
Debt
In order to fund the considerable cash needed to expand our industrial vending business, expand capacity and increase the use of automation in our distribution centers, and pay dividends, we have borrowed under our Credit Facility and our Master Note Agreement in recent periods.
Our borrowings under the Credit Facility and Master Note Agreement peaked during each quarter of 2024 as follows:

Peak borrowings	2024
First quarter	$390.0
Second quarter	300.0
Third quarter	305.0
Fourth quarter	300.0

As of December 31, 2024, we had $0.0 outstanding under the Credit Facility and had contingent obligations from letters of credit outstanding under the Credit Facility in an aggregate face amount of $31.2. As of December 31, 2024, we had loans outstanding under the Master Note Agreement of $200.0. Descriptions of our Credit Facility and Master Note Agreement are contained in Note 9 of the Notes to Consolidated Financial Statements.
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
Unremitted Foreign Income
Approximately $197.5 of cash and cash equivalents were held by non-U.S. subsidiaries on December 31, 2024. These funds may create foreign currency translation gains or losses depending on the functional currency of the entity holding the cash. We have considered the financial requirements of each foreign subsidiary and our parent company and will continue to reinvest these funds to support our expansion activities outside the U.S., even after taking into consideration the deemed repatriation and transition tax under the Tax Cuts and Jobs Act. The income tax impact of repatriating cash associated with investments in foreign subsidiaries is discussed in Note 7 of the Notes to Consolidated Financial Statements.
Effects of Inflation
We observed very modest deflationary conditions in 2024, primarily for fasteners. Most inputs, including steel, energy, and domestic transportation costs, experienced price levels that were stable to slightly down during the year, resulting in sustained slight deflation in our inventory and slightly lower pricing affecting our sales. However, given the immaterial impact of these changes on our financials, we did not institute any broad pricing actions through 2024. The primary exception to the modestly deflationary tenor of the marketplace in 2024 was in transportation costs for imported goods, where we experienced inflation in container rates through much of 2024. We took actions to mitigate these effects in the latter part of the year. The combined net effect on our gross profit percentage of these trends in cost and price inflation was immaterial in 2024.

PRIOR YEAR RESULTS ENDED 2023
Results of Operations
The following table sets forth consolidated statements of income information (as a percentage of net sales) for the periods ended December 31:

	2023	2022
Net sales	100.0%	100.0%
Gross profit	45.7%	46.1%
SG&A expenses	24.9%	25.2%
Operating income	20.8%	20.8%
Net interest expense	-0.1%	-0.2%
Income before income taxes	20.7%	20.6%

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

Sales by Product Line
From a product standpoint, we have three categories: fasteners (including fasteners used in OEM and MRO), safety supplies, and other product lines, the latter of which includes eight smaller product categories, such as tools, janitorial supplies, and cutting tools. The percent of sales in the periods below were as follows:

	2023	2022
OEM fasteners	20.1%	20.4%
MRO fasteners	12.3%	13.6%
Total fasteners	32.4%	34.0%
Safety supplies	21.2%	20.8%
Other product lines	46.4%	45.2%
Total non-fasteners	67.6%	66.0%
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

It is important to note that these benchmarks are historical averages. In a year where demand is strong, our daily sales growth rates will tend to have more months that exceed the benchmark than fall below it. In a year where demand is weak, we will tend to have more months that fall short of the benchmark than exceed it. In both cases, there is a random element that makes it difficult to know how any single month will perform and puts greater relevance on performance trends over multiple periods.

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
Benchmark
2023
2022

End Market Performance
The DSR changes to our manufacturing customers, when compared to the same periods in the prior year, were as follows:

DSR change - manufacturing customers	Q1	Q2	Q3	Q4	Annual
2023	14.4%	10.4%	6.2%	4.7%	8.9%
2022	23.9%	23.1%	22.6%	16.0%	21.3%

The DSR changes to our non-manufacturing customers, when compared to the same periods in the prior year, was as follows:

DSR change - non-manufacturing customers	Q1	Q2	Q3	Q4	Annual
2023	-3.7%	-5.3%	-1.3%	0.9%	-2.4%
2022	6.9%	6.9%	1.0%	-0.8%	3.5%
Product Performance
From a company perspective, the DSR changes of fasteners, when compared to the same periods in the prior year, were as follows (note: this information includes all end markets):

DSR change - fasteners	Q1	Q2	Q3	Q4	Annual
2023	7.0%	0.0%	-2.0%	-2.3%	0.7%
2022	24.6%	21.2%	18.2%	9.1%	18.1%
From a company perspective, the DSR changes of non-fasteners, when compared to the same periods in the prior year, were as follows (note: this information includes all end markets):

DSR change - non-fasteners	Q1	Q2	Q3	Q4	Annual
2023	10.3%	9.2%	7.5%	6.6%	8.4%
2022	15.0%	16.0%	14.4%	11.6%	14.2%
Gross Profit
The gross profit percentage during each period was as follows:

	Q1	Q2	Q3	Q4	Annual
2023	45.7%	45.5%	45.9%	45.5%	45.7%
2022	46.6%	46.5%	45.9%	45.3%	46.1%
Our gross profit, as a percentage of net sales, was 45.7% in 2023 and 46.1% in 2022. This decrease was primarily related to two factors. First, in 2023 customer and product mix had a negative effect on our gross profit percentage. We continued to experience relatively strong growth from larger customers, including Onsites, and non-fastener products, each of which tend to have a lower gross profit percentage than our business as a whole. Second, we had higher organizational/overhead costs, including from higher inbound freight costs and working capital needs being relieved from inventory and generating higher period costs. These negative effects were partly offset by favorable freight costs, which reflects elevated domestic freight sales leveraging what are relatively stable costs to support our captive fleet, lower expenses related to external freight providers, and lower fuel costs.
SG&A Expenses
Our SG&A expenses, as a percentage of net sales, improved to 24.9% in 2023 from 25.2% in 2022. This primarily reflected improvement, as a percentage of net sales, in employee-related expenses as bonuses and commissions were down as a result of slower sales and profit growth in 2023 versus the prior year.
The percentage change in employee-related, occupancy-related, and all other SG&A expenses compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total SG&A Expenses	Twelve-month Period
		2023	2022
Employee-related expenses	70% to 75%	3.4%	14.7%
Occupancy-related expenses	15% to 20%	4.2%	2.6%
All other SG&A expenses	10% to 15%	4.2%	18.5%
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
(2)
Organizational support personnel consists of: (1) Sales & Growth Driver Support personnel (approximately 35% of category), which includes sourcing, purchasing, supply chain, product development, etc.; (2) IT personnel (35% to 40% of category); and (3) Administrative Support personnel (25% to 30% of category), which includes human resources, FSB, accounting and finance, senior management, etc.

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
Combined, all other SG&A expenses increased in 2023 from 2022. This was related to: higher spending on IT; higher general insurance costs; increased spending on travel and supplies; and higher bad debt expense. These elements were only partly offset by increased contributions from our supplier collaboration programs and increased income from asset sales related to our field truck fleet.
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
Income Taxes
We recorded income tax expense of $367.0 in 2023, or 24.1% of income before income taxes, compared to $353.1 in 2022, or 24.5% of income before income taxes. The decrease in our tax rate in 2023 is due primarily to an increase in the tax benefit associated with the exercise of stock options.
Net Income
Net income, net income per share, the percentage change in net income, and the percentage change in net income per share, were as follows:

Dollar Amounts	2023	2022
Net income	$1,155.0	1,086.9
Basic net income per share	2.02	1.89
Diluted net income per share	2.02	1.89

Percentage Change	2023	2022
Net income	6.3%	17.5%
Basic net income per share	6.7%	17.7%
Diluted net income per share	6.7%	17.8%
	2023	2022
Tax Rate	24.1%	24.5%
During 2023, net income per share increased, primarily due to higher sales, lower net interest expense, a lower tax rate, and lower average fully diluted shares outstanding as a result of our buying back shares in 2022.

Liquidity and Capital Resources
Net Cash Provided by Operating Activities
Net cash provided by operating activities in dollars and as a percentage of net income were as follows:

	2023	2022
Net cash provided	$1,432.7	941.0
% of net income	124.0%	86.6%
In 2023, we experienced an increase in our operating cash flow as a percentage of net income. The improvement in operating cash flow in 2023, as a percent of net income, reflects the reduced demand for working capital as a result of an improved supply chain and, to a lesser degree, slower business activity relative to the prior year.
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
The approximate percentage mix of inventory stocked at our selling locations versus our distribution center and manufacturing locations was as follows at year end:

	2023	2022
Selling locations	64%	58%
Distribution center and manufacturing locations	36%	42%
Total	100%	100%

Net Cash Used in Investing Activities
Net cash used in investing activities in dollars and as a percentage of net income were as follows:

	2023	2022
Net cash used	$161.2	163.0
% of net income	14.0%	15.0%
Our net cash used in investing activities in 2023 was comparable to 2022 and primarily related to investments for net capital expenditures.
Set forth below is a recap of our 2023 and 2022 net capital expenditures in dollars and as a percentage of net sales and net income:

	2023	2022
Manufacturing, warehouse and packaging equipment, industrial vending equipment, and facilities	$83.9	97.8
Shelving and related supplies for in-market location openings and for product expansion at existing in-market locations	24.0	21.5
Data processing software and equipment	33.4	30.6
Real estate and improvements to branch locations	7.0	12.4
Vehicles	24.5	11.5
Purchases of property and equipment	172.8	173.8
Proceeds from sale of property and equipment	(12.2)	(11.4)
Net capital expenditures	160.6	162.4
% of net sales	2.2%	2.3%
% of net income	13.9%	14.9%
Our net capital expenditures in 2023 were comparable to 2022, though they were below our original expectations for net capital investment during the year. The slower business environment in 2023 reduced the need to purchase certain equipment at the pace originally anticipated. We also saw the timing of certain outlays pushed out and, to a lesser extent, longer lead times on certain materials. It does not reflect the cancellation of any significant initiatives.
Net Cash Used in Financing Activities
Net cash used in financing activities in dollars and as a percentage of income were as follows:

	2023	2022
Cash dividends paid	$1,016.8	711.3
% of net income	88.0%	65.4%
Purchases of common stock	—	237.8
% of net income	—%	21.9%
Total returned to shareholders	$1,016.8	949.1
% of net income	88.0%	87.3%
Proceeds from the exercise of stock options	$(30.1)	(9.2)
% of net income	-2.6%	-0.8%
Debt obligations payments (proceeds), net	$295.0	(165.0)
% of net income	25.5%	-15.2%
Net cash used	$1,281.7	774.9
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

Critical Accounting Estimates
In preparing our consolidated financial statements in conformity with U.S. GAAP, we must make decisions that impact the reported amounts of assets, liabilities, sales, and expenses, and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared.
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
Allowance for Credit Losses – This reserve is for accounts receivable balances that are potentially uncollectible. The allowance for credit losses is based on an income statement approach which adjusts the ending balance sheet to take into consideration expected losses over the contractual lives of the receivables, considering factors such as historical data as a basis for future expected losses. If business or economic conditions change, our estimates and assumptions may be adjusted as deemed appropriate. Historically, actual required reserves have not varied materially from estimated amounts and our estimation and assumption methods have not materially changed during 2024.
Inventory valuation – Adjustments to the valuation of inventory are based on an analysis of inventory trends including reviews of inventory levels, sales information, and the on-hand quantities relative to the sales history for the product. Our methodology for estimating whether adjustments are necessary is continually evaluated for factors including significant changes in product demand, market conditions, condition of the inventory, or liquidation value. If business or economic conditions change, our estimates and assumptions may be adjusted as deemed appropriate. Historically, actual required adjustments have not varied materially from estimated amounts and our estimation and assumption methods have not materially changed during 2024.
General insurance reserves – These reserves are for general claims related to workers' compensation, property and casualty losses, and other general liability self-insured losses. The reserves are based on an analysis of reported claims and claims incurred but not yet reported related to our historical claim trends. We perform ongoing reviews of our insured and uninsured risks and use this information to establish appropriate reserve levels. We analyze historical trends, claims experience, and loss development patterns to ensure the appropriate loss development factors are applied to the incurred costs associated with the claims made. Historically, actual required reserves have not varied materially from estimated amounts and our estimation and assumption methods have not materially changed during 2024.
Recently Issued and Adopted Accounting Pronouncements
A description of recently issued and adopted accounting pronouncements, if any, is contained in Note 1 of the Notes to Consolidated Financial Statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks from changes in import shipping costs, commodity steel prices, commodity energy prices, foreign currency exchange rates, and interest rates as described in Item 1A above. Changes in these factors cause fluctuations in our income and cash flows. We evaluate and manage exposure to these market risks as follows:
Import shipping costs – We import a significant quantity of our products from foreign suppliers, primarily in Asia. These imports are both direct, where we procure directly from a foreign producer, and indirect, where we purchase from a domestic supplier that produces or supplies the product we purchase from foreign locations. As a result, we incur costs related to shipping charges, duties, harbor fees, and sundry other expenses involved in the movement of product for sale in North America and our other global locations. These costs are embedded in our product values, and significant fluctuations can affect our product gross profit depending on what mitigating actions might be taken. The most significant contributor to these fluctuations is the cost of overseas shipping containers, although the timing of any impact can be affected by the length of our supply chain, contractually agreed upon rates, or differences in rates between routes. We estimate the effect on our net income related to import shipping costs was a favorable $15.0 to $18.0 in 2024.
Commodity steel prices – We buy and sell various types of steel products; these products consist primarily of different types of fasteners and related hardware. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers. During 2024, the price of steel as reflected in many market indexes most relevant to our business was lower than the prior year. Due to our long supply chain, changes in the cost of steel can take a number of quarters to be reflected in our financial results. Further, the cost of the raw material is generally a smaller part of the total value of the steel products that we sell, which can also diminish the impact of cost changes for the raw material. We estimate the effect on our net income related to commodity steel prices was immaterial in 2024.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity, largely due to our consumption of fuel in our vehicles and utility costs at our facilities. As reflected in many market indexes, energy prices during 2024 were below the prior year. Total direct fuel consumption is a relatively smaller cost to us and, as a result, we estimate the effect on our net income related to commodity energy prices was immaterial in 2024.
Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. During 2024, prices for fossil fuels were generally at or slightly below the prior year. The cost of the raw material is generally a smaller part of the total value of the products that we sell, which can diminish the impact of cost changes for the raw material. As a result, we estimate the effect on our net income related to materials for which fossil fuels are a feedstock was immaterial in 2024.
Foreign currency exchange rates – Foreign currency fluctuations can affect our operations in countries other than the U.S., and/or the value of income and assets denominated in foreign currencies. Our primary currency exposures are the Canadian dollar and the Mexican peso against the U.S. dollar, reflecting the scale of those operations relative to the size of our business. Changes in foreign currency rates have not historically had a material effect on our results due to certain jurisdictions conducting some portion of their transactions in U.S. dollars and our foreign operations typically having sales and expenses denominated in the applicable local currency. As a result, we have not historically hedged our foreign currency risk. The dollar strengthened in 2024 relative to other foreign currencies in which we operate. However, the effect of these changes in foreign currencies to our net income was immaterial in 2024.
Interest rates - Loans under our Credit Facility bear interest at floating rates. As a result, changes in such rates can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. Our debt levels are relatively small; therefore, we have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase to our floating rate debt in 2024 would have resulted in approximately $0.3 of additional interest expense. A description of our Credit Facility is contained in Note 9 of the Notes to Consolidated Financial Statements.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Fastenal Company:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fastenal Company and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II — valuation and qualifying accounts (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Sufficiency of audit evidence over inventory quantities at in-market locations
As disclosed in the consolidated balance sheet, the Company held $1,645.0 million of inventory, the majority of which was held at 3,628 in-market locations, as of December 31, 2024. The Company's processes to track and determine consolidated inventory relies on a perpetual inventory system which involves the interaction of information technology (IT) systems.
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
Minneapolis, Minnesota
February 6, 2025

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in millions except share and per share information)

	December 31
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$255.8	221.3
Trade accounts receivable, net of allowance for credit losses of $5.2 and $6.4, respectively	1,108.6	1,087.6
Inventories	1,645.0	1,522.7
Prepaid income taxes	18.8	17.5
Other current assets	183.7	171.8
Total current assets	3,211.9	3,020.9

Property and equipment, net	1,056.6	1,011.1
Operating lease right-of-use assets	279.2	270.2
Other assets	150.3	160.7

Total assets	$4,698.0	4,462.9

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$75.0	60.0
Accounts payable	287.7	264.1
Accrued expenses	225.6	241.0
Current portion of operating lease liabilities	98.8	96.2
Total current liabilities	687.1	661.3

Long-term debt	125.0	200.0
Operating lease liabilities	186.6	178.8
Deferred income taxes	68.9	73.0
Other long-term liabilities	14.1	1.0

Commitments and contingencies (Notes 5, 8, 9, and 11)
Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 800,000,000 shares authorized, 573,320,452 and 571,982,367 shares issued and outstanding, respectively	5.7	5.7
Additional paid-in capital	88.6	41.0
Retained earnings	3,613.5	3,356.9
Accumulated other comprehensive loss	(91.5)	(54.8)
Total stockholders' equity	3,616.3	3,348.8
Total liabilities and stockholders' equity	$4,698.0	4,462.9
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
(Amounts in millions except income per share)
For the year ended December 31

	2024	2023	2022
Net sales	$7,546.0	7,346.7	6,980.6
Cost of sales	4,144.1	3,992.2	3,764.8
Gross profit	3,401.9	3,354.5	3,215.8

Selling, general, and administrative expenses	1,891.9	1,825.8	1,762.2
Operating income	1,510.0	1,528.7	1,453.6

Interest income	5.4	4.1	0.7
Interest expense	(7.3)	(10.8)	(14.3)
Income before income taxes	1,508.1	1,522.0	1,440.0

Income tax expense	357.5	367.0	353.1
Net income	$1,150.6	1,155.0	1,086.9

Basic net income per share	$2.01	2.02	1.89
Diluted net income per share	$2.00	2.02	1.89

Basic weighted average shares outstanding	572.7	571.3	573.8
Diluted weighted average shares outstanding	574.3	573.0	575.6
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Amounts in millions)
For the year ended December 31

	2024	2023	2022
Net income	$1,150.6	1,155.0	1,086.9
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (net of tax of $0.0 in 2024, 2023, and 2022)	(36.7)	10.0	(34.1)
Comprehensive income	$1,113.9	1,165.0	1,052.8
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Amounts in millions except per share information)

	2024	2023	2022
Common stock
Balance at beginning of year	$5.7	5.7	5.8
Stock options exercised	0.0	0.0	(0.1)
Balance at end of year	5.7	5.7	5.7
Additional paid-in capital
Balance at beginning of year	41.0	3.6	96.2
Stock options exercised	39.6	30.1	9.3
Purchases of common stock	—	—	(109.1)
Stock-based compensation	8.0	7.3	7.2
Balance at end of year	88.6	41.0	3.6
Retained earnings
Balance at beginning of year	3,356.9	3,218.7	2,970.9
Net income	1,150.6	1,155.0	1,086.9
Cash dividends paid	(893.3)	(1,016.8)	(711.3)
Translation adjustment upon closure of foreign subsidiary	(0.7)	—	0.9
Purchases of common stock	—	—	(128.7)
Balance at end of year	3,613.5	3,356.9	3,218.7
Accumulated other comprehensive (loss) income
Balance at beginning of year	(54.8)	(64.8)	(30.7)
Other comprehensive (loss) income	(36.7)	10.0	(34.1)
Balance at end of year	(91.5)	(54.8)	(64.8)
Total stockholders' equity	$3,616.3	3,348.8	3,163.2

Cash dividends paid per share of common stock	$1.56	1.78	1.24
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in millions)
For the year ended December 31

	2024	2023	2022
Cash flows from operating activities:
Net income	$1,150.6	1,155.0	1,086.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	164.7	166.6	165.9
(Gain) loss on sale of property and equipment	(3.8)	(4.3)	1.1
Bad debt expense (recoveries)	1.3	2.2	(1.8)
Deferred income taxes	(4.1)	(10.7)	(4.9)
Stock-based compensation	8.0	7.3	7.2
Amortization of intangible assets	10.7	10.7	10.7
Changes in operating assets and liabilities:
Trade accounts receivable	(31.9)	(72.3)	(119.8)
Inventories	(133.9)	189.1	(198.0)
Other current assets	(11.9)	(6.4)	22.7
Accounts payable	27.5	8.4	21.9
Accrued expenses	(16.5)	(0.6)	(57.2)
Income taxes	(1.3)	(9.4)	0.4
Other	13.9	(2.9)	5.9
Net cash provided by operating activities	1,173.3	1,432.7	941.0

Cash flows from investing activities:
Purchases of property and equipment	(226.5)	(172.8)	(173.8)
Proceeds from sale of property and equipment	12.4	12.2	11.4
Other	(0.4)	(0.6)	(0.6)
Net cash used in investing activities	(214.5)	(161.2)	(163.0)

Cash flows from financing activities:
Proceeds from debt obligations	775.0	880.0	1,795.0
Payments against debt obligations	(835.0)	(1,175.0)	(1,630.0)
Proceeds from exercise of stock options	39.6	30.1	9.2
Purchases of common stock	—	—	(237.8)
Cash dividends paid	(893.3)	(1,016.8)	(711.3)
Net cash used in financing activities	(913.7)	(1,281.7)	(774.9)

Effect of exchange rate changes on cash and cash equivalents	(10.6)	1.4	(9.2)

Net increase (decrease) in cash and cash equivalents	34.5	(8.8)	(6.1)

Cash and cash equivalents at beginning of year	221.3	230.1	236.2
Cash and cash equivalents at end of year	$255.8	221.3	230.1

Supplemental information:
Cash paid for interest	$7.8	12.2	13.3
Net cash paid for income taxes	$356.5	383.0	354.1
See accompanying Notes to Consolidated Financial Statements.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Business Overview and Summary of Significant Accounting Policies
Business Overview
Fastenal is a leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of branches and Onsite locations. Collectively, we refer to our branches and Onsite locations as in-market locations. We have more than 3,600 in-market locations located primarily in North America.
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
Foreign Currency Translation and Transactions
The functional currency of our foreign operations is typically the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts, except retained earnings, using current exchange rates as of the balance sheet date, for retained earnings at historical exchange rates, and for sales and expense accounts using a weighted average exchange rate during the applicable period. The translation adjustments are deferred as a separate component of stockholders' equity captioned accumulated other comprehensive income (loss). Gains or losses resulting from transactions denominated in foreign currencies are included in cost of sales or SG&A expenses.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.
Inventories
Inventories, which consist of finished goods merchandise that is held for resale, are stated at the lower of cost (first in, first out method) or net realizable value. We record valuation adjustments for excess, slow-moving, and obsolete inventory that are equal to the difference between the cost and estimated net realizable value for that inventory. These estimates are based on a review and comparison of the current inventory levels to projected and historical sales of inventory.
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
Accounting Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, sales and expenses, and the disclosure of contingent liabilities. Actual results could differ from those estimates.
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
Product Warranties
We offer a basic limited warranty for certain of our products. The specific terms and conditions of those warranties vary depending upon the product sold. We typically recoup these costs through product warranties we hold with the original equipment manufacturers. Our warranty expense has historically been immaterial.
Stock-Based Compensation
We estimate the fair value of stock options as of the date of the grant using a Black-Scholes valuation model. Stock-based compensation expense equal to the grant date fair value is recognized on a straight-line basis over the vesting period. Our stock-based compensation expense is recorded in SG&A expenses.

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
Net Income Per Share
Basic net income per share is calculated using net income available to common stockholders divided by the weighted average number of shares of common stock outstanding during the year. Diluted net income per share is similar to basic net income per share except that the weighted average number of shares of common stock outstanding includes the incremental shares assumed to be issued upon the exercise of stock options considered to be 'in-the-money' (i.e., when the market price of our stock is greater than the exercise price of our outstanding stock options).
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reporting requirements under Topic 280. The enhanced disclosure requirements include: title and position of the Chief Operating Decision Maker (CODM), significant segment expenses provided to the CODM, extending certain annual disclosures to interim periods, clarifying single reportable segment entities must apply Accounting Standards Codification 280 in its entirety, and permitting more than one measure of segment profit or loss to be reported under certain circumstances. This change is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. We adopted ASU 2023-07 for the year ended December 31, 2024 and have applied the guidance retrospectively for all periods presented within the notes to the consolidated financial statements in this Form 10-K.
Recently Issued Accounting Pronouncements
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which specifies additional disclosure requirements. The new guidance requires additional disclosures, including the composition of certain income expense line items (such as purchases of inventory, employee compensation, and 'other expenses') and a separate disclosure for selling expenses. This change is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, however, early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2024-03 will have on our consolidated financial statements and disclosures and we anticipate adoption in our 2027 annual report on Form 10-K.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 2. Revenue
Disaggregation of Revenue
The accounting policies of the operations in the various geographic areas are the same as those described in the summary of significant accounting policies. Revenues are attributed to countries based on the selling location from which the sale occurred. During 2024, 2023, and 2022, no single customer represented 5% or more of our consolidated net sales.
Our revenues related to the following geographic areas were as follows for the periods ended December 31:

	Twelve-month Period
	2024	2023	2022
United States	$6,273.1	6,139.8	5,867.1
% of revenues	83.1%	83.6%	84.0%
Canada and Mexico	1,035.6	981.9	884.4
% of revenues	13.7%	13.4%	12.7%
All other foreign countries	237.3	225.0	229.1
% of revenues	3.2%	3.0%	3.3%
Total revenues	$7,546.0	7,346.7	6,980.6
The percentages of our sales by end market were as follows for the periods ended December 31:

	Twelve-month Period
	2024	2023	2022
Manufacturing	75.0%	74.3%	72.2%
Non-residential construction	8.5%	9.1%	10.3%
Other	16.5%	16.6%	17.5%
	100.0%	100.0%	100.0%
The percentages of our sales by product line were as follows for the periods ended December 31:

		Twelve-month Period
Type	Introduced	2024	2023	2022
Fasteners (1)	1967	30.7%	32.4%	34.0%
Tools	1993	8.4%	8.5%	8.4%
Cutting tools	1996	5.3%	5.3%	5.0%
Hydraulics & pneumatics	1996	6.7%	6.7%	6.5%
Material handling	1996	5.6%	5.6%	5.7%
Janitorial supplies	1996	8.8%	8.4%	8.0%
Electrical supplies	1997	4.7%	4.6%	4.4%
Welding supplies	1997	4.2%	4.1%	3.9%
Safety supplies	1999	22.2%	21.2%	20.8%
Other		3.4%	3.2%	3.3%
		100.0%	100.0%	100.0%
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
Property and equipment at year end consisted of the following:

	Depreciable Life in Years	2024	2023
Land	—	$72.6	67.2
Buildings and improvements	15 to 40	563.6	525.1
Automated distribution and warehouse equipment	5 to 30	293.5	271.7
Shelving, industrial vending, and equipment	3 to 10	1,436.3	1,366.5
Transportation equipment	3 to 5	103.3	98.3
Construction in progress	—	117.2	107.8
		2,586.5	2,436.6
Less accumulated depreciation		(1,529.9)	(1,425.5)
Property and equipment, net		$1,056.6	1,011.1
Our long-lived assets related to the following geographic areas at year end:

	2024	2023
United States	$1,343.2	1,314.2
Canada and Mexico	101.3	87.2
All other foreign countries	41.6	40.6
Total long-lived assets	$1,486.1	1,442.0
Note 4. Accrued Expenses
Accrued expenses at year end consisted of the following:

	2024	2023
Employee payroll and related taxes	$17.9	15.2
Employee bonuses and commissions	25.5	32.3
Profit sharing contribution	20.8	23.1
Insurance reserves	26.2	40.1
Indirect taxes	32.7	36.1
Customer promotions and marketing	64.2	63.3
Occupancy (1)	8.5	3.9
Transportation (1)	5.7	5.4
Other (1)	24.1	21.6
Accrued expenses	$225.6	241.0
(1) In 2024, we disaggregated certain accrual category designations and have conformed the prior period amounts to the current year presentation.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 5. Stockholders' Equity
Dividends
On January 16, 2025, our board of directors declared a quarterly dividend of $0.43 per share of common stock to be paid in cash on February 28, 2025 to shareholders of record at the close of business on January 31, 2025. In 2024, we paid aggregate annual cash dividends per share of $1.56. We paid aggregate annual cash dividends per share of $1.78 and $1.24 in 2023 and 2022, respectively. In 2023, this included a special dividend of $0.38 per share paid in the fourth quarter.
Stock Options
Effective January 2, 2025, the compensation committee of our board of directors granted to our employees options to purchase a total of 639,304 shares of our common stock at an exercise price of $72.00 per share. On the same date, certain of our non-employee directors received options to acquire a total of 44,014 shares of our common stock at an exercise price of $72.00 per share. The closing stock price on the effective date of the grants was $71.11 per share.
The following tables summarize the details of options granted under our stock option plans that were still outstanding as of December 31, 2024, and the assumptions used to value those grants. All such grants were effective at the close of business on the date of grant.

	Options Granted	Option Exercise Price	Closing Stock Price on Date of Grant	December 31, 2024
Date of Grant				Options Outstanding	Options Exercisable
January 2, 2024	814,912	$64.00	$63.550	766,463	47,567
January 3, 2023	1,071,943	$48.00	$47.400	883,852	180,820
January 3, 2022	713,438	$62.00	$61.980	529,511	197,013
January 4, 2021	741,510	$48.00	$47.650	477,333	223,592
January 2, 2020	902,263	$38.00	$37.230	514,889	313,822
January 2, 2019	1,316,924	$26.00	$25.705	532,075	404,203
January 2, 2018	1,087,936	$27.50	$27.270	318,598	248,436
January 3, 2017	1,529,578	$23.50	$23.475	158,168	117,840
April 19, 2016	1,690,880	$23.00	$22.870	47,038	47,038
Total	9,869,384			4,227,927	1,780,331

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 2, 2024	3.8%	5.00	2.2%	28.44%	$15.87
January 3, 2023	4.0%	5.00	2.6%	29.58%	$11.62
January 3, 2022	1.3%	5.00	1.7%	28.52%	$13.68
January 4, 2021	0.4%	5.00	2.0%	29.17%	$9.57
January 2, 2020	1.7%	5.00	2.4%	25.70%	$6.81
January 2, 2019	2.5%	5.00	2.9%	23.96%	$4.40
January 2, 2018	2.2%	5.00	2.3%	23.45%	$5.02
January 3, 2017	1.9%	5.00	2.6%	24.49%	$4.20
April 19, 2016	1.3%	5.00	2.6%	26.34%	$4.09
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

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
A summary of activities under our stock option plans consisted of the following:

	Options Outstanding	Exercise Price (1)	Remaining Life (2)
Outstanding as of January 1, 2024	4,974,078	$38.70	5.99
Granted	814,912	$64.00	9.00
Exercised	(1,338,085)	$29.72
Cancelled/forfeited	(222,978)	$48.12
Outstanding as of December 31, 2024	4,227,927	$45.93	6.28
Exercisable as of December 31, 2024	1,780,331	$38.08	4.94

	Options Outstanding	Exercise Price (1)	Remaining Life (2)
Outstanding as of January 1, 2023	5,374,736	$34.37	5.66
Granted	1,071,943	$48.00	9.00
Exercised	(1,170,693)	$25.69
Cancelled/forfeited	(301,908)	$45.00
Outstanding as of December 31, 2023	4,974,078	$38.70	5.99
Exercisable as of December 31, 2023	2,197,022	$30.88	4.54
(1) Weighted average exercise price.
(2) Weighted average remaining contractual life in years.
The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023, and 2022 was $57.6, $38.1, and $10.2, respectively. The intrinsic value represents the difference between the exercise price and fair value of the underlying shares at the date of exercise.
At December 31, 2024, there was $19.0 of total unrecognized stock-based compensation expense related to outstanding unvested stock options granted under the employee stock option plan. This expense is expected to be recognized over a weighted average period of 4.09 years. Any future change in estimated forfeitures will impact this amount. The total grant date fair value of stock options vested under our employee stock option plan during 2024, 2023, and 2022 was $7.6, $5.3, and $5.2, respectively.
Total stock-based compensation expense related to our employee stock option plan was $8.0, $7.3, and $7.2 for 2024, 2023, and 2022, respectively.
Shares Outstanding
Shares of common stock outstanding were as follows:

	2024	2023	2022
Balance at beginning of year	571,982,367	570,811,674	575,464,682
Stock options exercised	1,338,085	1,170,693	346,992
Purchases of common stock	—	—	(5,000,000)
Balance at end of year	573,320,452	571,982,367	570,811,674

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Net Income Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted net income per share and a summary of the options to purchase shares of common stock which were excluded from the diluted net income per share calculation because they were anti-dilutive:

Reconciliation	2024	2023	2022
Basic weighted average shares outstanding	572,708,065	571,271,846	573,777,790
Weighted shares assumed upon exercise of stock options	1,574,146	1,736,762	1,845,324
Diluted weighted average shares outstanding	574,282,211	573,008,608	575,623,114

Summary of Anti-dilutive Options Excluded	2024	2023	2022
Options to purchase shares of common stock	913,296	1,568,460	1,335,898
Weighted average exercise prices of options	$63.57	53.80	55.25
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
Note 6. Retirement Savings Plan
The Fastenal Company and Subsidiaries 401(k) and Employee Stock Ownership Plan covers all of our employees in the U.S. Our employees in Canada may participate in a Registered Retirement Savings Plan. The general purpose of both of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings contributions. In addition to the participation of our employees, we make annual profit sharing contributions based on an established formula. The expense recorded under this profit sharing formula was approximately $20.8, $23.1, and $22.1 for 2024, 2023, and 2022, respectively.
Note 7. Income Taxes
Income before income taxes were derived from the following sources:

	2024	2023	2022
Domestic	$1,390.6	1,392.7	1,335.7
Foreign	117.5	129.3	104.3
Income before income taxes	$1,508.1	1,522.0	1,440.0
Components of income tax expense (benefit) were as follows:

	2024			2023			2022
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$265.6	(3.0)	262.6	273.3	(9.2)	264.1	267.6	(5.0)	262.6
State	56.1	(0.1)	56.0	59.6	(1.3)	58.3	58.0	(1.1)	56.9
Foreign	39.6	(0.7)	38.9	44.9	(0.3)	44.6	35.0	(1.4)	33.6
Income tax expense	$361.3	(3.8)	357.5	377.8	(10.8)	367.0	360.6	(7.5)	353.1
Income tax expense in the accompanying consolidated financial statements differed from the expected expense as follows:

	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
United States federal statutory income tax	$316.7	21.0%	$319.6	21.0%	$302.4	21.0%
State income taxes, net of federal benefit	43.3	2.9%	45.1	3.0%	45.6	3.2%
Other, net	(2.5)	-0.2%	2.3	0.1%	5.1	0.3%
Effective income tax rate	$357.5	23.7%	$367.0	24.1%	$353.1	24.5%

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at year end consisted of the following:

	2024	2023
Deferred income tax assets:
Inventory costing and valuation methods	$5.9	5.6
Insurance reserves	5.5	8.3
Foreign net operating loss and credit carryforwards	2.4	3.0
Stock-based compensation	3.7	3.8
Operating lease liabilities	72.2	69.5
Section 174 capitalization	11.1	7.4
Other, deferred tax assets	8.3	9.4
Total deferred income tax assets	109.1	107.0
Less: Valuation allowances	(1.8)	(2.2)
Total net deferred income tax assets	107.3	104.8

Deferred income tax liabilities:
Property and equipment	(90.9)	(95.4)
Operating lease ROU assets	(70.6)	(68.3)
Prepaid expenses	(4.6)	(3.5)
Other, deferred tax liabilities	(0.2)	(0.4)
Total deferred income tax liabilities	(166.3)	(167.6)
Net deferred income tax liabilities	$(59.0)	(62.8)
A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows:

	2024	2023
Balance at beginning of year:	$10.2	10.1
Increase related to prior year tax positions	1.1	5.6
Increase related to current year tax positions	0.4	0.6
Decrease related to statute of limitation lapses	(1.8)	(6.1)
Balance at end of year:	$9.9	10.2
Included in the liability for gross unrecognized tax benefits is $4.2 as of December 31, 2024 and $3.8 as of December 31, 2023 for interest and penalties, both of which we classify as a component of income tax expense. The amount of unrecognized tax benefits that would favorably impact the effective tax rate, if recognized, is $9.1 as of December 31, 2024 and $9.2 as of December 31, 2023. We believe it is reasonably possible that a decrease of up to $1.9 in unrecognized tax benefits may be recognized by the end of 2025 as a result of the lapse of the statute of limitations. The 2024 and 2023 liability is included in deferred income taxes in the Consolidated Balance Sheets.
We file income tax returns in the U.S. federal jurisdiction, all states, and various local and foreign jurisdictions. We are no longer subject to income tax examinations by taxing authorities for taxable years before 2021 in the case of U.S. federal examinations, and with limited exception, before 2019 in the case of foreign, state, and local examinations.
In general, it is our practice and intention to permanently reinvest the income of our foreign subsidiaries and repatriate income only when the tax impact is zero or very minimal. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our approximately $539.6 of undistributed income from foreign subsidiaries to the U.S. as that income continues to be permanently reinvested.

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
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases was approximately $127.3. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.
The cost components of our operating leases were as follows for the periods ended December 31:

	2024			2023			2022
	Leased Facilities and Equipment	Leased Vehicles	Total	Leased Facilities and Equipment	Leased Vehicles	Total	Leased Facilities and Equipment	Leased Vehicles	Total
Operating lease cost	$101.1	22.0	123.1	99.4	18.2	117.6	96.8	14.7	111.5
Variable lease cost	14.0	1.4	15.4	10.5	1.6	12.1	9.7	1.5	11.2
Short-term lease cost	—	32.6	32.6	—	23.7	23.7	—	26.6	26.6
Total	$115.1	56.0	171.1	109.9	43.5	153.4	106.5	42.8	149.3
Variable lease costs are excluded from ROU assets and lease liabilities and consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred by the lessor as well as variable mileage costs related to our leased vehicles.
Maturities of our lease liabilities for all operating leases were as follows as of December 31, 2024:

	Leased Facilities and Equipment	Leased Vehicles	Total
2025	$89.0	15.0	104.0
2026	66.7	11.7	78.4
2027	45.8	7.9	53.7
2028	29.7	5.4	35.1
2029	16.1	2.7	18.8
2030 and thereafter	19.0	0.9	19.9
Total lease payments	$266.3	43.6	309.9
Less: Imputed interest	(21.1)	(3.4)	(24.5)
Present value of lease liabilities	$245.2	40.2	285.4
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows for the periods ended December 31:

Remaining lease term and discount rate:	2024	2023
Weighted average remaining lease term (years)
Leased facilities and equipment	3.98	3.76
Leased vehicles	3.62	3.77
Weighted average discount rate
Lease facilities and equipment	3.92%	3.07%
Leased vehicles	4.46%	4.03%

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Supplemental cash flow information related to our operating leases was as follows for the periods ended December 31:

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$119.0	115.7	110.9
Leased assets obtained in exchange for new operating lease liabilities	95.0	116.2	89.4
Note 9. Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at year end consisted of the following:

	Average Interest Rate at December 31, 2024		Debt Outstanding
		Maturity Date	2024	2023
Unsecured revolving credit facility	5.36%	September 28, 2027	$—	—
Senior unsecured promissory notes payable, Series C	3.22%	March 1, 2024	—	60.0
Senior unsecured promissory notes payable, Series D	2.66%	May 15, 2025	75.0	75.0
Senior unsecured promissory notes payable, Series E	2.72%	May 15, 2027	50.0	50.0
Senior unsecured promissory notes payable, Series G	2.13%	June 24, 2026	25.0	25.0
Senior unsecured promissory notes payable, Series H	2.50%	June 24, 2030	50.0	50.0
Total			200.0	260.0
Less: Current portion of debt			(75.0)	(60.0)
Long-term debt			$125.0	200.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation			$31.2	32.7
Unsecured Revolving Credit Facility
We have an $835.0 committed unsecured revolving Credit Facility with an uncommitted accordion option to increase the aggregate revolving commitment by an additional $365.0 for a total amount of $1,200.0. The Credit Facility includes a committed letter of credit subfacility of $55.0. Any borrowings outstanding under the Credit Facility for which we have the ability and intent to pay using cash within the next 12 months will be classified as a current liability. The Credit Facility contains certain financial and other covenants, and our right to borrow under the Credit Facility is conditioned upon, among other things, our compliance with these covenants. We are currently in compliance with these covenants.
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to Daily Simple SOFR plus a 0.10% spread adjustment plus 0.95%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our usage of the Credit Facility.
Senior Unsecured Promissory Notes Payable
We have issued senior unsecured promissory notes under our master note agreement (the Master Note Agreement) in the aggregate principal amount of $200.0 as of December 31, 2024. Our aggregate borrowing capacity under the Master Note Agreement is $900.0; however, none of the institutional investors party to that agreement are committed to purchase notes thereunder. There is no amortization of these notes prior to their maturity date and interest is payable quarterly. The notes currently issued under our Master Note Agreement, including the maturity date and fixed interest rate per annum of each series of note, are contained in the table above. The Master Note Agreement contains certain financial and other covenants and we are currently in compliance with these covenants.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Principal payments required on our outstanding indebtedness, based on the maturity dates defined within our long-term debt arrangements, for the succeeding five years, are displayed in the table below, as of December 31, 2024:

Principal Payments
2025	$75.0
2026	25.0
2027	50.0
2028	—
2029	—
2030 and thereafter	50.0
Total	$200.0
Note 10. Segment Reporting
Each of our geographic regions (U.S., Canada, Mexico, Central & South America, Europe, Africa, Asia, and SE Asia) is engaged in business activities for which it may earn sales and incur expenses. Discrete financial information is available at the geographic region level through our internal Return on Asset (ROA) reporting. The ROA reporting is ultimately a selling location income statement with a ROA calculation and the results are compiled by geographic region. ROA pre-tax profit measures financial performance and drives compensation programs.
Our Chief Executive Officer and President/Chief Sales Officer are our Chief Operating Decision Maker (CODM). We consider each geographic region to be an operating segment. The CODM regularly reviews ROA pre-tax profit to make decisions about the allocation of resources at the geographic region level. Operating segment significant expense categories and amounts are not regularly reviewed by or provided to our CODM. Segment expenses represent the difference between net sales and ROA pre-tax profit and consist of cost of sales and SG&A expenses. However, our CODM reviews consolidated expense information to manage the operations of the business.
Considering our operating segments outside of the U.S. individually represent less than 10% of our total operating segment net sales, ROA pre-tax profit, and ROA assets, we do not consider them reportable segments. Therefore, we report the results of the U.S. reportable segment below. Prior to the fourth quarter of 2024, we aggregated the U.S., Canada, and Mexico operating segments into one operating segment, which we referred to as North America. In the fourth quarter of 2024, we discontinued aggregating the U.S., Canada, and Mexico operating segments into one operating segment. We no longer meet the criteria to aggregate these operating segments as we no longer believe the operating segments to be economically similar. Further details on our significant accounting policies can be found in Note 1 of our Form 10-K, which are applied company wide.
Our measure of profit or loss is ROA pre-tax profit and our measure of assets is ROA assets. ROA pre-tax profit is not a financial measure calculated in accordance with GAAP and excludes inter-company transactions.
The following table presents a reconciliation of reportable segment net sales from external customers to consolidated net sales for the periods ended December 31:

	2024	2023	2022
U.S. net sales from external customers	$6,273.1	6,139.8	5,867.1
Other operating segment net sales (1)	1,272.9	1,206.9	1,113.5
Net sales	$7,546.0	7,346.7	6,980.6
(1) Other operating segment net sales includes all other operating segments that are below the reportable segment quantitative threshold.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
The following table presents a reconciliation of reportable segment ROA pre-tax profit to consolidated income before income taxes for the periods ended December 31:

	2024	2023	2022
U.S. ROA pre-tax profit	$1,303.2	1,318.2	1,254.2
Other operating segment pre-tax profit (1)	204.9	203.8	185.8
Income before income taxes	$1,508.1	1,522.0	1,440.0
(1) Other operating segment pre-tax profit includes ROA pre-tax profit for all other operating segments that are below the reportable segment quantitative threshold and immaterial allocations excluded from ROA pre-tax profit.
The following table presents a reconciliation of reportable segment ROA assets to consolidated total assets for the periods ended December 31:

	2024	2023
U.S. ROA assets (1)	$2,189.6	2,103.0
Other operating segment ROA assets (2)	585.2	565.1
Other current assets (3)	580.0	489.4
Property and equipment	915.6	876.1
Intangibles and other assets	148.4	159.1
Operating lease right-of-use assets	279.2	270.2
Total assets	$4,698.0	4,462.9
(1) Operating segment ROA assets primarily include accounts receivable, inventory, in-market location vehicles, and exclude certain centrally managed assets.
(2) Other operating segment ROA assets include all other operating segments that are below the reportable segment quantitative threshold.
(3) Other current assets includes cash and cash equivalents, the allowance for credit losses, inventories that are centrally managed, prepaid income taxes, and other current assets.
Other Segment Items
Interest revenue and interest expense included in the ROA pre-tax profit are not material. The following table presents a reconciliation of reportable segment ROA pre-tax profit depreciation and amortization expense to consolidated depreciation and amortization expense for the periods ended December 31:

	2024	2023	2022
U.S. ROA pre-tax profit depreciation and amortization expense	$188.1	168.1	156.4
Other operating segment ROA pre-tax profit depreciation and amortization expense (1)	27.4	24.7	23.0
Other reconciling items (2)	(40.1)	(15.5)	(2.8)
Depreciation and amortization expense	$175.4	177.3	176.6
(1) Other operating segment ROA pre-tax profit depreciation and amortization expense include all other operating segments that are below the reportable segment quantitative threshold.
(2) Other reconciling items includes depreciation and amortization expense for certain assets not allocated to the ROA and differences in allocations specific to the ROA that drive decisions in the field and compensation programs.

Fastenal Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 11. Legal Contingencies
We are involved in certain legal actions, including those that are ordinary routine litigation incidental to our business. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, that could require significant expenditures or result in lost sales. We record a liability for these legal actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. As of December 31, 2024, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.
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
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Fastenal's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2024. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Daniel L. Florness	/s/ Holden Lewis
Daniel L. Florness	Holden Lewis
Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

Winona, Minnesota
February 6, 2025

ITEM 9B.OTHER INFORMATION
None of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended December 31, 2024.
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
Information regarding our executive officers is included under the heading "Information about our Executive Officers" in Part I, Item 1 of this Form 10-K.
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
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	4,227,927	$45.93	10,282,849
Equity compensation plans not approved by security holders	—	—	—
Total	4,227,927		10,282,849

(1)	Reflects stock option awards issued and issuable in the future under our Fastenal Company Stock Option Plan and our Fastenal Company Non-Employee Director Stock Option Plan.
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
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (KPMG LLP, Minneapolis, MN, Auditor Firm ID: 185)

2. Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts

3. Exhibits:
INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 8-K dated as of April 25, 2024)
3.2	Restated By-Laws of Fastenal Company dated as of February 2, 2024 (incorporated by reference to Exhibit 3.2 to Fastenal Company's Form 10-K for fiscal year ended December 31, 2023)
4.1	Description of Capital Stock (filed herewith)
4.2	Form of Senior Notes due May 15, 2025 (incorporated by reference to Exhibit 4.1 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
4.3	Form of Senior Notes due May 15, 2027 (incorporated by reference to Exhibit 4.2 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
4.4	Form of Senior Notes due June 24, 2026 (incorporated by reference to Exhibit 4.4 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
4.5	Form of Senior Notes due June 24, 2030 (incorporated by reference to Exhibit 4.5 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
10.1	Bonus Program for Executive Officers* (filed herewith)
10.2
Fastenal Company Stock Option Plan as amended and restated effective as of April 24, 2018.* (incorporated by reference to Exhibit 10.2 to Fastenal Company's 10-K for fiscal year ended December 31, 2023)

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

19	Fastenal Company and Subsidiaries Securities Trading Policy dated as of January 1, 2024 (filed herewith)
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to Fastenal Company's Form 10-K for fiscal year ended December 31, 2023)
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
97
Compensation Forfeiture, Recovery, and True-up Policy of Fastenal Company dated as of October 11, 2023 (incorporated by reference to Exhibit 97 to Fastenal Company's Form 10-K for fiscal year ended December 31, 2023)

101
The following financial statements from the annual report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) the information set forth in Part II, Item 9B.

104	The cover page from the annual report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

FASTENAL COMPANY
Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2024, 2023, and 2022
(Amounts in millions)

Description	Balance at Beginning of Year	"Additions/(Reductions)" to Costs and Expenses		"Other" Additions (Deductions)	"Less" Deductions		Balance at End of Year
Year ended December 31, 2024
Allowance for credit losses	$6.4	1.3		—	2.5		5.2
Insurance reserves	$40.1	102.4	(1)	—	102.2	(2)	40.3
Year ended December 31, 2023
Allowance for credit losses	$8.3	2.2		—	4.1		6.4
Insurance reserves	$40.4	86.2	(1)	—	86.5	(2)	40.1
Year ended December 31, 2022
Allowance for credit losses	$12.0	(1.8)		—	1.9		8.3
Insurance reserves	$35.7	78.2	(1)	—	73.5	(2)	40.4
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

Date:	February 6, 2025

FASTENAL COMPANY

By	/s/ Daniel L. Florness
Daniel L. Florness, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 6, 2025

/s/ Daniel L. Florness	/s/ Holden Lewis
Daniel L. Florness, Chief Executive Officer (Principal Executive Officer) and Director	Holden Lewis, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Sheryl A. Lisowski
Sheryl A. Lisowski, Executive Vice President - Chief Accounting Officer and Treasurer (Principal Accounting Officer)

/s/ Scott A. Satterlee	/s/ Hsenghung Sam Hsu
Scott A. Satterlee, Director (Chair)	Hsenghung Sam Hsu, Director

/s/ Michael J. Ancius	/s/ Daniel L. Johnson
Michael J. Ancius, Director	Daniel L. Johnson, Director

/s/ Stephen L. Eastman	/s/ Sarah N. Nielsen
Stephen L. Eastman, Director	Sarah N. Nielsen, Director

/s/ Brady D. Ericson	/s/ Irene A. Quarshie
Brady D. Ericson, Director	Irene A. Quarshie, Director

/s/ Rita J. Heise	/s/ Reyne K. Wisecup
Rita J. Heise, Director	Reyne K. Wisecup, Director