Form 10-Q
period 2025-03-31
FASTENAL CO
filed 2025-04-16
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended March 31, 2025, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 10, 2025, there were approximately 573,620,638 shares of the registrant's common stock outstanding.

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
FASTENAL COMPANY
Condensed Consolidated Balance Sheets
(Amounts in millions except share and per share information)
(Unaudited)

Assets	March 31, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$231.8	255.8
Trade accounts receivable, net of allowance for credit losses of $6.3 and $5.2, respectively	1,278.7	1,108.6
Inventories	1,673.9	1,645.0
Prepaid income taxes	—	18.8
Other current assets	173.6	183.7
Total current assets	3,358.0	3,211.9

Property and equipment, net	1,075.8	1,056.6
Operating lease right-of-use assets	289.4	279.2
Other assets	147.7	150.3

Total assets	$4,870.9	4,698.0

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$75.0	75.0
Accounts payable	341.1	287.7
Accrued expenses	215.7	225.6
Current portion of operating lease liabilities	101.4	98.8
Income taxes payable	52.0	—
Total current liabilities	785.2	687.1

Long-term debt	125.0	125.0
Operating lease liabilities	194.4	186.6
Deferred income taxes	69.6	68.9
Other long-term liabilities	6.4	14.1

Commitments and contingencies (Notes 3, 5, 6, and 8)
Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 800,000,000 shares authorized, 573,611,957 and 573,320,452 shares issued and outstanding, respectively	5.7	5.7
Additional paid-in capital	101.8	88.6
Retained earnings	3,665.5	3,613.5
Accumulated other comprehensive loss	(82.7)	(91.5)
Total stockholders' equity	3,690.3	3,616.3
Total liabilities and stockholders' equity	$4,870.9	4,698.0
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Condensed Consolidated Statements of Income
(Amounts in millions except income per share)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net sales	$1,959.4	1,895.1
Cost of sales	1,075.5	1,033.5
Gross profit	883.9	861.6

Selling, general, and administrative expenses	490.0	471.4
Operating income	393.9	390.2

Interest income	0.9	1.6
Interest expense	(1.7)	(2.0)
Income before income taxes	393.1	389.8

Income tax expense	94.4	92.1
Net income	$298.7	297.7

Basic net income per share	$0.52	0.52
Diluted net income per share	$0.52	0.52

Basic weighted average shares outstanding	573.5	572.3
Diluted weighted average shares outstanding	574.8	574.1
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$298.7	297.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8.8	(11.9)
Comprehensive income	$307.5	285.8
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Condensed Consolidated Statements of Stockholders' Equity
(Amounts in millions except per share information)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Common stock
Balance at beginning of period	$5.7	5.7
Balance at end of period	5.7	5.7
Additional paid-in capital
Balance at beginning of period	88.6	41.0
Stock options exercised	11.2	15.8
Stock-based compensation	2.0	2.0
Balance at end of period	101.8	58.8
Retained earnings
Balance at beginning of period	3,613.5	3,356.9
Net income	298.7	297.7
Cash dividends paid	(246.7)	(223.2)
Balance at end of period	3,665.5	3,431.4
Accumulated other comprehensive income (loss)
Balance at beginning of period	(91.5)	(54.8)
Other comprehensive income (loss)	8.8	(11.9)
Balance at end of period	(82.7)	(66.7)
Total stockholders' equity	$3,690.3	3,429.2

Cash dividends paid per share of common stock	$0.43	0.39
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$298.7	297.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	42.0	40.2
Gain on sale of property and equipment	(0.3)	(0.6)
Bad debt expense (recoveries)	1.8	(0.9)
Deferred income taxes	0.7	0.8
Stock-based compensation	2.0	2.0
Amortization of intangible assets	2.7	2.7
Changes in operating assets and liabilities:
Trade accounts receivable	(170.0)	(127.6)
Inventories	(26.5)	21.9
Other current assets	10.2	34.9
Accounts payable	45.3	15.6
Accrued expenses	(8.8)	(31.9)
Income taxes	70.9	74.5
Other	(6.5)	6.3
Net cash provided by operating activities	262.2	335.6

Cash flows from investing activities:
Purchases of property and equipment	(55.7)	(50.8)
Proceeds from sale of property and equipment	1.9	2.5
Other	0.0	(0.1)
Net cash used in investing activities	(53.8)	(48.4)

Cash flows from financing activities:
Proceeds from debt obligations	155.0	160.0
Payments against debt obligations	(155.0)	(220.0)
Proceeds from exercise of stock options	11.2	15.8
Cash dividends paid	(246.7)	(223.2)
Net cash used in financing activities	(235.5)	(267.4)

Effect of exchange rate changes on cash and cash equivalents	3.1	(4.0)

Net (decrease) increase in cash and cash equivalents	(24.0)	15.8

Cash and cash equivalents at beginning of period	255.8	221.3
Cash and cash equivalents at end of period	$231.8	237.1

Supplemental information:
Cash paid for interest	$1.5	2.4
Net cash paid for income taxes	$21.9	15.9
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$30.4	30.4
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2025 and 2024
(Unaudited)
(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Fastenal Company and subsidiaries (collectively referred to as 'Fastenal' or by terms such as 'we', 'our', or 'us') have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. They do not include all information and footnotes required by U.S. GAAP for a complete set of financial statements. However, except as described herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in our consolidated financial statements as of and for the year ended December 31, 2024. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change is effective for annual periods beginning after December 15, 2024. This change will apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. ASU 2023-09 is expected to impact our income tax disclosures beginning with the consolidated financial statements included in the annual report on Form 10-K for the fiscal year ending December 31, 2025, but will have no impact on our results of operations, cash flows, or financial condition.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which adds new disclosure requirements including the composition of certain income statement expense line items (such as purchases of inventory, employee compensation, and 'other expenses') and a separate disclosure for selling expenses. This change is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, however, early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2024-03 will have on our consolidated financial statements and disclosures and anticipate adoption in our annual report on Form 10-K for the fiscal year ending December 31, 2027.
(2) Revenue
Revenue Recognition
Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when or as we satisfy our performance obligations under the contract. We recognize revenue by transferring control of the promised products to the customer, which primarily occurs when products are delivered or picked up by the customer. We recognize revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. We estimate product returns based on historical return rates. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. The majority of our contracts have a single performance obligation and are short-term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2025 and 2024
(Unaudited)
Disaggregation of Revenue
Revenues are attributable to countries based on the selling location from which the sale occurred. Our revenues related to the following geographic areas were as follows for the periods ended March 31:

	Three-month Period
	2025	2024
United States	$1,629.4	1,578.9
% of revenues	83.2%	83.3%
Canada and Mexico	268.9	255.6
% of revenues	13.7%	13.5%
All other foreign countries	61.1	60.6
% of revenues	3.1%	3.2%
Total revenues	$1,959.4	1,895.1
The percentages of our sales by end market were as follows for the periods ended March 31:

	Three-month Period
	2025	2024
Manufacturing	76.4%	75.0%
Non-residential construction	7.8%	8.5%
Other	15.8%	16.5%
	100.0%	100.0%
The percentages of our sales by product line were as follows for the periods ended March 31:

		Three-month Period
Type	Introduced	2025	2024
Fasteners (1)	1967	30.3%	31.5%
Tools	1993	8.5%	8.6%
Cutting tools	1996	5.3%	5.3%
Hydraulics & pneumatics	1996	6.9%	6.7%
Material handling	1996	5.6%	5.5%
Janitorial supplies	1996	9.1%	8.5%
Electrical supplies	1997	4.8%	4.6%
Welding supplies	1997	4.2%	4.2%
Safety supplies	1999	22.0%	21.6%
Other		3.3%	3.5%
		100.0%	100.0%
(1) The fastener product line represents fasteners and miscellaneous supplies.

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2025 and 2024
(Unaudited)
(3) Stockholders' Equity
Dividends
On April 10, 2025, our board of directors declared a quarterly dividend of $0.44 per share of common stock to be paid in cash on May 23, 2025 to shareholders of record at the close of business on April 25, 2025.
The following table presents the cash dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2025	2024
First quarter	$0.43	$0.39
Second quarter	0.44	0.39
Third quarter		0.39
Fourth quarter		0.39
Total	$0.87	$1.56
Stock Options
The following tables summarize the details of options granted under our stock option plans that were outstanding as of March 31, 2025, and the assumptions used to value those grants. All such grants were effective at the close of business on the grant date.

	Options Granted	Option Exercise Price	Closing Stock Price on Grant Date	March 31, 2025
Date of Grant				Options Outstanding	Options Exercisable
January 2, 2025	683,318	$72.00	$71.110	669,089	44,014
January 2, 2024	814,912	$64.00	$63.550	730,673	157,469
January 3, 2023	1,071,943	$48.00	$47.400	825,398	291,103
January 3, 2022	713,438	$62.00	$61.980	492,213	258,997
January 4, 2021	741,510	$48.00	$47.650	440,606	288,610
January 2, 2020	902,263	$38.00	$37.230	450,135	367,081
January 2, 2019	1,316,924	$26.00	$25.705	466,075	389,383
January 2, 2018	1,087,936	$27.50	$27.270	297,182	263,626
January 3, 2017	1,529,578	$23.50	$23.475	128,407	128,407
April 19, 2016	1,690,880	$23.00	$22.870	24,943	24,943
Total	10,552,702			4,524,721	2,213,633

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2025 and 2024
(Unaudited)

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 2, 2025	4.3%	5.00	2.2%	27.36%	$17.72
January 2, 2024	3.8%	5.00	2.2%	28.44%	$15.87
January 3, 2023	4.0%	5.00	2.6%	29.58%	$11.62
January 3, 2022	1.3%	5.00	1.7%	28.52%	$13.68
January 4, 2021	0.4%	5.00	2.0%	29.17%	$9.57
January 2, 2020	1.7%	5.00	2.4%	25.70%	$6.81
January 2, 2019	2.5%	5.00	2.9%	23.96%	$4.40
January 2, 2018	2.2%	5.00	2.3%	23.45%	$5.02
January 3, 2017	1.9%	5.00	2.6%	24.49%	$4.20
April 19, 2016	1.3%	5.00	2.6%	26.34%	$4.09
All of the options in the tables above vest and become exercisable over a period of up to eight years. Generally, each option will terminate approximately 10 years after the grant date.
The fair value of each share-based option is estimated on the grant date using a Black-Scholes valuation method that uses the assumptions listed above. The risk-free interest rate is based on the United States (U.S.) Treasury rate over the expected life of the option at the time of grant. The expected life is the average length of time over which we expect the employee groups will exercise their options, net of cancellations, which is based on historical experience with similar grants. The dividend yield is estimated over the expected life of the option based on our current dividend payout, historical dividends paid, and expected future cash dividends. Expected stock volatilities are based on the movement of our stock price over the most recent historical period equivalent to the expected life of the option.
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for each of the three-month periods ended March 31, 2025 and 2024 was $2.0. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of March 31, 2025 was $26.2 and is expected to be recognized over a weighted average period of 4.45 years. Any future changes in estimated forfeitures will impact this amount.
Net Income Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted net income per share and a summary of the options to purchase shares of common stock which were excluded from the diluted net income per share calculation because they were anti-dilutive:

	Three-month Period
Reconciliation	2025	2024
Basic weighted average shares outstanding	573,467,861	572,339,493
Weighted shares assumed upon exercise of stock options	1,288,251	1,751,214
Diluted weighted average shares outstanding	574,756,112	574,090,707

	Three-month Period
Summary of Anti-dilutive Options Excluded	2025	2024
Options to purchase shares of common stock	1,308,834	958,569
Weighted average exercise prices of options	$67.78	63.55
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2025 and 2024
(Unaudited)
(4) Income Taxes
We file income tax returns in the U.S. federal jurisdiction, all states, and various local and foreign jurisdictions. We are no longer subject to income tax examinations by taxing authorities for taxable years before 2021 in the case of U.S. federal examinations, and with limited exceptions, before 2019 in the case of foreign, state, and local examinations. During the first quarter of 2025, there were no material changes in unrecognized tax benefits.
(5) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases was approximately $124.1. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.
(6) Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	Average Interest Rate at March 31, 2025		Debt Outstanding
		Maturity Date	March 31, 2025	December 31, 2024
Unsecured revolving credit facility	5.35%	September 28, 2027	$—	—
Senior unsecured promissory notes payable, Series D	2.66%	May 15, 2025	75.0	75.0
Senior unsecured promissory notes payable, Series E	2.72%	May 15, 2027	50.0	50.0
Senior unsecured promissory notes payable, Series G	2.13%	June 24, 2026	25.0	25.0
Senior unsecured promissory notes payable, Series H	2.50%	June 24, 2030	50.0	50.0
Total			200.0	200.0
Less: Current portion of debt			(75.0)	(75.0)
Long-term debt			$125.0	125.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation			$29.7	31.2
Unsecured Revolving Credit Facility
We have an $835.0 committed unsecured revolving credit facility (the Credit Facility) with an uncommitted accordion option to increase the aggregate revolving commitment by an additional $365.0 for a total amount of $1,200.0. The Credit Facility includes a committed letter of credit subfacility of $55.0. Any borrowings outstanding under the Credit Facility for which we have the ability and intent to pay using cash within the next 12 months will be classified as a current liability. The Credit Facility contains certain financial and other covenants, and our right to borrow under the Credit Facility is conditioned upon, among other things, our compliance with these covenants. We are currently in compliance with these covenants.
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
March 31, 2025 and 2024
(Unaudited)
Senior Unsecured Promissory Notes Payable
We have issued senior unsecured promissory notes under our master note agreement (the Master Note Agreement) in the aggregate principal amount of $200.0 as of March 31, 2025. Our aggregate borrowing capacity under the Master Note Agreement is $900.0; however, none of the institutional investors party to that agreement are committed to purchase notes thereunder. There is no amortization of these notes prior to their maturity date and interest is payable quarterly. The notes currently issued under our Master Note Agreement, including the maturity date and fixed interest rate per annum of each series of note, are contained in the table above. The Master Note Agreement contains certain financial and other covenants and we are currently in compliance with these covenants.
(7) Segment Reporting
Each of our geographic regions (U.S., Canada, Mexico, Central & South America, Europe, Asia, and SE Asia) is engaged in business activities for which it may earn sales and incur expenses. Discrete financial information is available at the geographic region level through our internal Return on Asset (ROA) reporting. The ROA reporting is ultimately a selling location income statement with an ROA calculation and the results are compiled by geographic region. ROA pre-tax profit measures financial performance and drives compensation programs.
Our Chief Operating Decision Maker (CODM) is a group consisting of our Chief Executive Officer and President/Chief Sales Officer. We consider each geographic region to be an operating segment. The CODM regularly reviews ROA pre-tax profit to make decisions about the allocation of resources at the geographic region level. Operating segment significant expense categories and amounts are not regularly reviewed by or provided to our CODM. Segment expenses represent the difference between net sales and ROA pre-tax profit and consist of cost of sales and selling, general, and administrative (SG&A) expenses. However, our CODM reviews consolidated expense information to manage the operations of the business.
Considering our operating segments outside of the U.S. individually represent less than 10% of our total operating segment net sales, ROA pre-tax profit, and ROA assets, we do not consider them reportable segments. Therefore, we report the results of our one reportable segment (U.S.) below. Further details on our significant accounting policies can be found in Note 1 of our most recently filed annual report on Form 10-K, which are applied company wide.
Our measure of profit or loss is ROA pre-tax profit and our measure of assets is ROA assets. ROA pre-tax profit is not a financial measure calculated in accordance with GAAP and excludes inter-company transactions.
The following table presents reportable segment net sales from external customers for the periods ended March 31:

	Three-month Period
	2025	2024
U.S. net sales from external customers	$1,629.4	1,578.9

The following table presents a reconciliation of reportable segment ROA pre-tax profit to condensed consolidated income before income taxes for the periods ended March 31:

	Three-month Period
	2025	2024
U.S. ROA pre-tax profit	$340.5	338.2
Other operating segment pre-tax profit (1)	52.6	51.6
Income before income taxes	$393.1	389.8
(1)    Other operating segment pre-tax profit includes ROA pre-tax profit for all other operating segments that are below the reportable segment quantitative threshold and immaterial allocations excluded from ROA pre-tax profit.

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2025 and 2024
(Unaudited)
The following table presents reportable segment ROA assets for the periods ended:

	March 31, 2025	December 31, 2024
U.S. ROA assets (1)	$2,408.5	2,189.6
(1)    Operating segment ROA assets primarily include accounts receivable, inventory, and in-market location vehicles, and exclude certain centrally managed assets.
Other Segment Disclosures
Interest revenue and interest expense included in the ROA pre-tax profit are not material. The following table presents reportable segment ROA pre-tax profit depreciation and amortization expense for the periods ended March 31:

	Three-month Period
	2025	2024
U.S. ROA pre-tax profit depreciation and amortization expense	$40.3	36.1

(8) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2024 annual report on Form 10-K in Note 11 of the Notes to Consolidated Financial Statements. As of March 31, 2025, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.
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
Executive Overview
The following table presents a performance summary of our results of operations for the three-month periods ended March 31, 2025 and 2024.

	Three-month Period
	2025	2024	Change
Net sales	$1,959.4	1,895.1	3.4%
Business days	63	64
Daily sales	$31.1	29.6	5.0%
Gross profit	$883.9	861.6	2.6%
% of net sales	45.1%	45.5%
SG&A expenses	$490.0	471.4	3.9%
% of net sales	25.0%	24.9%
Operating income	$393.9	390.2	0.9%
% of net sales	20.1%	20.6%
Income before income taxes	$393.1	389.8	0.8%
% of net sales	20.1%	20.6%
Net income	$298.7	297.7	0.3%
Diluted net income per share	$0.52	0.52	0.2%

Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the U.S.) in the period.

The table below summarizes our absolute and full time equivalent (FTE; based on 40 hours per week) employee headcount, number of branch locations, number of $50K+ customer sites, and weighted Fastenal Managed Inventory (FMI) devices at the end of the periods presented and the percentage change compared to the end of the prior periods.

			Change Since:		Change Since:
	Q1 2025	Q4 2024	Q4 2024	Q1 2024	Q1 2024
Selling personnel - absolute employee headcount (1)	16,995	16,669	2.0%	16,726	1.6%
Selling personnel - FTE employee headcount (1)	15,236	15,014	1.5%	15,064	1.1%
Total personnel - absolute employee headcount	24,181	23,702	2.0%	23,695	2.1%
Total personnel - FTE employee headcount	21,339	20,958	1.8%	20,935	1.9%

Number of branch locations	1,587	1,597	-0.6%	1,592	-0.3%
Number of $50K+ customer sites	2,502	2,330	7.4%	2,340	6.9%
Weighted FMI devices (MEU installed count)	129,996	126,957	2.4%	115,653	12.4%
(1)    In the fourth quarter of 2024, we realigned certain employees as a result of a routine review of our organizational structure. While there is no change to total absolute or total FTE headcount, it produces minor shifts between headcount categories. Historical numbers have been adjusted to reflect this realignment.
During the last twelve months, we increased our total FTE employee headcount by 404. Our total FTE selling and sales support personnel increased by 172. This increase reflects additions of FTE to support growth in our Onsite locations, partially offset by a reduction of personnel at our branch locations reflecting both shifts to Onsite locations and tight management of headcount given sluggish business conditions. We had an increase in our distribution and transportation FTE personnel of 98 to support increased product throughput at our distribution facilities. We had an increase in our remaining FTE personnel of 134 which related primarily to personnel investments in manufacturing, quality control, IT, and business analytics.

FIRST QUARTER OF 2025 VERSUS FIRST QUARTER OF 2024
Results of Operations
The following table sets forth condensed consolidated statements of income information (as a percentage of net sales) for the periods ended March 31:

	Three-month Period
	2025	2024
Net sales	100.0%	100.0%
Gross profit	45.1%	45.5%
SG&A expenses	25.0%	24.9%
Operating income	20.1%	20.6%
Net interest expense	0.0%	0.0%
Income before income taxes	20.1%	20.6%

Note – Amounts may not foot due to rounding difference.
Sales
The table below sets forth net sales and daily sales for the periods ended March 31, and changes in such sales from the prior period to the more recent period:

	Three-month Period
	2025	2024
Net sales	$1,959.4	1,895.1
Percentage change	3.4%	1.9%
Business days	63	64
Daily sales	$31.1	29.6
Percentage change	5.0%	1.9%
Daily sales impact of currency fluctuations	-0.5%	0.0%
Net sales increased $64.3, or 3.4%, in the first quarter of 2025 when compared to the first quarter of 2024. There was one less selling day in the first quarter of 2025 relative to the prior year period and, taking this into consideration, our net daily sales increased 5.0% in the first quarter of 2025 compared to the first quarter of 2024. This was helped by the absence of Good Friday in March of 2025. Excluding these effects, results reflected contribution from improved customer contract signings over the past twelve months, which was partially offset by sluggish underlying business activity. Changes in foreign exchange rates negatively affected sales in the first quarter of 2025 by approximately 50 basis points as compared to having an immaterial impact in the first quarter of 2024.
We experienced an increase in unit sales in the first quarter of 2025. This was due to a growth in the number of customer sites spending $10K or more per month with Fastenal and, to a lesser degree, growth in average monthly sales per customer site across all customer spend categories. The impact of product pricing on net sales was not material in the first quarter of 2025 and 2024. Price levels remained relatively stable in the first quarter of 2025.

From a product standpoint, we have three categories: fasteners, including fasteners used in OEM and MRO, safety supplies, and other product lines, the latter of which includes eight smaller product categories, such as tools, janitorial supplies, and cutting tools. With industrial production still sluggish in the first quarter of 2025, the performance of our fastener product line continued to lag our non-fastener product lines. The fastener category experienced growth in the first quarter of 2025 after seven consecutive flat or declining quarters. This was driven by easier comparisons and increased contribution from large customer signings. We achieved growth in our safety category reflecting the lower volatility of PPE demand, which tends to be utilized in more MRO than OEM applications, growth of our vending installed base, and success with warehousing and data center customers. Other product lines experienced growth from MRO-oriented lines, such as electrical and janitorial, rather than from OEM-oriented lines, such as cutting tools and welding/abrasives, reflecting continued soft manufacturing demand. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2025	2024	2025	2024
OEM fasteners	3.9%	-4.0%	19.4%	19.6%
MRO fasteners	-3.3%	-5.1%	10.9%	11.9%
Total fasteners	1.1%	-4.4%	30.3%	31.5%
Safety supplies	7.1%	8.3%	22.0%	21.6%
Other product lines	6.7%	3.9%	47.7%	46.9%
Total non-fasteners	6.8%	5.2%	69.7%	68.5%
From an end market standpoint, we have four categories: heavy manufacturing, other manufacturing, non-residential construction, and other, the latter of which includes reseller, government/education, and transportation/warehousing. Our manufacturing end markets outperformed primarily due to the relative strength we are experiencing with key account customers with significant managed spend where our service model and technology are particularly impactful. This disproportionately benefits manufacturing customers. Other end market sales were favorably impacted by growth with warehousing and storage, and data center customers, which was partially offset by declining sales with resellers. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2025	2024	2025	2024
Heavy manufacturing	4.8%	2.7%	43.4%	43.4%
Other manufacturing	9.7%	2.5%	33.0%	31.6%
Total manufacturing	6.8%	2.6%	76.4%	75.0%
Non-residential construction	-3.4%	-6.6%	7.8%	8.5%
Other end markets	0.8%	3.9%	15.8%	16.5%
Total non-manufacturing	-0.6%	0.0%	23.6%	25.0%
From a customer standpoint, we have two categories: contracts, which include national multi-site, local and regional, and government customers with significant revenue potential, and non-contracts, which include all other customers. Sales with our contract customers continue to outperform as we realize incremental sales from implementing strong customer signings that we have achieved over the last 12 months, which was partially offset by subdued business activity. Non-contract customers tend to be smaller and utilize fewer of our tools and capabilities, providing fewer avenues for share gains and therefore more closely reflect business trends, which remain sluggish. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2025	2024	2025	2024
Contract sales	8.5%	7.2%	73.1%	70.6%
Non-contract sales	-3.6%	-8.8%	26.9%	29.4%

Supplemental Data
Prior to 2025, our disclosed metrics primarily addressed development of capabilities, including branch openings, geographic expansion, growth of national accounts, growth of non-fastener products, FMI installations, and Onsite signings, to name a few. The data provided in the chart below measures the number of customer sites that are served throughout our in-market network, categorizing them by monthly customer spend categories and end market, and the sales and average sales per site. We believe this supplemental information may be useful to investors in evaluating Fastenal's business trends and whether and to what degree we are being successful, and we intend to disclose this information quarterly going forward until management determines otherwise. Historical end market sales have been updated in the table below to categorize by customer site and may not be able to be recalculated due to the rounding of those dollar values.
The prior three years of quarterly customer site data can be found at the end of this document.

	Three-month period 2025			Three-month period 2024
	Customer Sites (#) (1) (2)	Sales	Mo. Sales per Customer Site (3)	Customer Sites (#) (1) (2)	Sales	Mo. Sales per Customer Site (3)
Manufacturing
$50K+/Mo. (4)	2,114	$874.0	$137,811	1,987	$819.2	$137,427

$10K+/Mo.	8,500	1,293.1	50,710	8,263	1,230.0	49,619
$5K-$10K/Mo.	4,451	95.5	7,152	4,448	95.3	7,142
<$5K/Mo.	30,308	101.7	1,119	31,999	104.7	1,091
Other sales (5)	—	2.7	—	—	11.1	—
Total manufacturing sales	43,259	$1,493.0	$11,484	44,710	$1,441.1	$10,661

Non-manufacturing
$50K+/Mo. (4)	388	$136.6	$117,354	353	$116.0	$109,537

$10K+/Mo.	2,918	288.5	32,956	2,890	265.7	30,646
$5K-$10K/Mo.	2,749	58.2	7,057	2,888	60.8	7,018
<$5K/Mo.	52,118	109.7	702	59,156	116.3	655
Other sales (5)	—	10.0	—	—	11.2	—
Total non-manufacturing sales	57,785	$466.4	$2,633	64,934	$454.0	$2,273

Total
$50K+/Mo. (4)	2,502	$1,010.6	$134,639	2,340	$935.1	$133,205

$10K+/Mo.	11,418	1,581.6	46,173	11,153	1,495.7	44,702
$5K-$10K/Mo.	7,200	153.8	7,120	7,336	156.2	7,097
<$5K/Mo.	82,426	211.4	855	91,155	221.0	808
Other sales (5)	—	12.6	—	—	22.2	—
Total net sales	101,044	$1,959.4	$6,422	109,644	$1,895.1	$5,694
(1)Customer sites represent the number of customer locations served by our in-market network. Individual customers with multiple locations across multiple in-market locations will have multiple customer sites.
(2)Customer sites are an average of the number of customer sites calculated each month.
(3)Monthly sales per customer site totals do not include the sales from other sales lines, as there is no customer site count associated with it. This column is not rounded to the millions and represents the exact dollar amount.
(4)$50K+ customer sites are disclosed as a representation of Onsite-like customers and are also a subset of $10K+ customer sites.
(5)Other sales represent impacts to sales that are not tied to a specific site or in-market location. This includes certain service fees, cash sales, direct product sales, etc.

FMI Technology comprises our FASTStock℠ (scanned stocking locations), FASTBin® (infrared, RFID, and scaled bins), and FASTVend® (vending devices) offerings. FASTStock's fulfillment processing technology is not embedded, is relatively less expensive and highly flexible in application, and is delivered using our proprietary mobility technology. FASTBin and FASTVend incorporate highly efficient and powerful embedded data tracking and fulfillment processing technologies. The first statistic is a weighted FMI® measure, which combines the signings and installations of FASTBin and FASTVend in a standardized machine equivalent unit (MEU) based on the expected output of each type of device. We do not include FASTStock in this measurement because scanned stocking locations can take many forms, such as bins, shelves, cabinets, pallets, etc., that cannot be converted into a standardized MEU. The second statistic is sales through FMI Technology, which combines the sales through FASTStock, FASTBin, and FASTVend. A portion of the growth in sales experienced by FMI, particularly FASTStock and FASTBin, reflects the migration of products from less efficient non-digital stocking locations to more efficient, digital stocking locations.
We signed 6,418 weighted FASTBin and FASTVend devices in the first quarter of 2025. Our goal for weighted FASTBin and FASTVend device signings in 2025 remains between 28,000 to 30,000 MEUs.
The table below summarizes signings and installations of our FMI devices and sales through our FMI devices, eBusiness(1) tools, and Digital Footprint(2).

	Three-month Period
	2025	2024	DSR Change (3)
Weighted FASTBin/FASTVend signings (MEUs)	6,418	6,726	-4.6%
Signings per day	102	105
Weighted FASTBin/FASTVend installations (MEUs; end of period)	129,996	115,653	12.4%

FASTStock sales	$239.1	239.8	1.3%
% of sales	12.1%	12.5%
FASTBin/FASTVend sales	$619.9	556.9	13.1%
% of sales	31.3%	29.0%
FMI sales	$859.0	796.7	9.5%
FMI daily sales	$13.6	12.4
% of sales	43.3%	41.5%

eBusiness sales	$607.6	549.3	12.9%
% of sales	30.7%	28.6%

Less: eBusiness and FMI sales overlap	$258.6	210.6	24.8%
% of sales	13.1%	11.0%

Digital Footprint sales	$1,208.0	1,135.4	8.3%
% of sales	61.0%	59.2%
(1)Our eBusiness includes eProcurement activities, which are integrated transactions, including electronic data interchange (EDI), and eCommerce (transactional website sales).
(2)Digital Footprint is a combination of our sales through FMI (FASTStock, FASTBin, and FASTVend) plus that portion of our eBusiness sales that does not represent billings of FMI services.
(3)Weighted FASTBin/FASTVend signings and installations reflects the percent change compared to the same period in the prior year.
Gross Profit
Our gross profit, as a percentage of net sales, decreased to 45.1% in the first quarter of 2025 from 45.5% in the first quarter of 2024. Our gross profit percentage was primarily impacted by three factors. First, customer and product mix diluted our gross profit percentage. This reflects relatively stronger growth from large customers, including Onsite-like customers, and non-fastener products, each of which tend to have a lower gross profit percentage than our business as a whole. Second, we experienced higher fleet and transportation costs due to inflation in vehicle costs as we cycle our fleet and in third-party freight costs. Third, the aforementioned negative effects on our gross profit percentage were partly offset by increases in supplier incentives due to expanding spend with key suppliers.

SG&A Expenses
Our SG&A expenses, as a percentage of net sales, were 25.0% in the first quarter of 2025 versus 24.9% in the first quarter of 2024. Our ability to leverage was impacted by having one less selling day in the first quarter of 2025 as compared to the first quarter of 2024, as operating expenses are not managed around monthly selling days. We also experienced growth in SG&A of 3.9% in the first quarter of 2025 versus net sales growth of 3.4% in the same period.
The percentage change in employee-related, occupancy-related, and all other SG&A expenses compared to the same period in the preceding year, is outlined in the table below.

	Approximate Percentage of Total SG&A Expenses	Three-month Period
		2025
Employee-related expenses	70% to 75%	2.3%
Occupancy-related expenses	15% to 20%	6.3%
All other SG&A expenses	10% to 15%	10.4%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes.
In the first quarter of 2025, our employee-related expenses increased when compared to the first quarter of 2024. We experienced a modest increase in employee base pay due to higher average FTE and, to a lesser degree, higher average wages during the period, as well as higher health insurance costs. This was partly offset by lower incentive pay and profit sharing expense versus the first quarter of 2024.
The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior periods:

			Change Since:		Change Since:
	Q1 2025	Q4 2024 (1)	Q4 2024	Q1 2024 (1)	Q1 2024
Selling personnel (2)	15,236	15,014	1.5%	15,064	1.1%
Distribution/Transportation personnel	3,111	2,997	3.8%	3,013	3.3%
Manufacturing personnel	957	936	2.2%	888	7.8%
Organizational support personnel (3)	2,035	2,011	1.2%	1,970	3.3%
Total personnel	21,339	20,958	1.8%	20,935	1.9%

(1)
In the fourth quarter of 2024, we realigned certain employees as a result of a routine review of our organizational structure. While there is no change to total absolute or total FTE headcount, it produces minor shifts between headcount categories. Historical numbers have been adjusted to reflect this realignment.

(2)	Of our Selling Personnel, 80%-85% are attached to a specific in-market location.
(3)
Organizational support personnel consists of: (1) Sales Support personnel (37% to 42% of category), which includes sourcing, purchasing, supply chain, product development, etc.; (2) information technology (IT) personnel (35% to 40% of category); and (3) Administrative Support personnel (22% to 27% of category), which includes human resources, Fastenal School of Business, accounting and finance, senior management, etc.

Occupancy-related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our branches and distribution locations, and (4) industrial vending equipment and bins utilized as part of FMI services (we consider this hardware to be a logical extension of our in-market operations and classify the depreciation and repair costs as occupancy expenses).
In the first quarter of 2025, our occupancy-related expenses increased when compared to the first quarter of 2024. This was primarily a result of increases in a number of cost categories, including general inflation in branch rental costs and utilities, incremental depreciation and other costs associated with hub investments and upgrades, and slightly higher depreciation from an increase in the installed base of FMI hardware.
All other SG&A expenses include: (1) selling-related transportation, (2) IT expenses, (3) general corporate expenses, which consist of legal expenses, general insurance expenses, travel and marketing expenses, etc., and (4) sales of property and equipment.

Combined, all other SG&A expenses increased in the first quarter of 2025 when compared to the first quarter of 2024. Selling-related transportation costs were higher, reflecting higher lease costs as we refreshed our fleet of pick-ups, which were partially offset by lower fuel expense. We had relatively smaller increases in bad debt expense, IT expenses, sales-related travel expense, and realized losses on currency conversion, which were partially offset by increases in joint marketing efforts with our suppliers.
Operating Income
Our operating income, as a percentage of net sales, decreased to 20.1% in the first quarter of 2025 from 20.6% in the first quarter of 2024.
Net Interest
We had lower interest income reflecting a reduction in capital being invested in higher-earning short-term instruments during the period. We had lower interest expense as a result of slightly lower borrowings through the first quarter of 2025. The greater reduction in interest income relative to interest expense resulted in our generating net interest expense of $0.8 in the first quarter of 2025, compared to $0.4 in the first quarter of 2024.
Income Taxes
We recorded income tax expense of $94.4 in the first quarter of 2025, or 24.0% of income before income taxes. Income tax expense was $92.1 in the first quarter of 2024, or 23.6% of income before income taxes. We believe our ongoing tax rate, absent any discrete tax items or broader changes to tax law, will be approximately 24.5%. Our tax rate in the first quarter of 2025 and the first quarter of 2024 was below our expected ongoing tax rate due to the tax benefits associated with the exercise of stock options during each period.
Net Income
Our net income during the first quarter of 2025 was $298.7, an increase of 0.3% compared to the first quarter of 2024. Our diluted net income per share was $0.52 in the first quarter of 2025, compared to $0.52 in the first quarter of 2024.
Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended March 31:

	Three-month Period
	2025	2024	Change
Net cash provided by operating activities	$262.2	335.6	-21.8%
% of net income	87.8%	112.7%
Net cash used in investing activities	$53.8	48.4	11.3%
% of net income	18.0%	16.3%
Net cash used in financing activities	$235.5	267.4	-11.9%

Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased $73.1 in the first quarter of 2025 when compared to the first quarter of 2024. The decrease in operating cash flow, as a percent of net income, primarily reflects our operating assets and liabilities being a more significant use of cash in the first quarter of 2025 as compared to a modest use of cash in the first quarter of 2024.
The dollar and percentage change in accounts receivable, net, inventories, and accounts payable as of March 31, 2025 when compared to March 31, 2024 were as follows:

	March 31		Twelve-month Dollar Change	Twelve-month Percentage Change
	2025	2024	2025	2025
Accounts receivable, net	$1,278.7	1,213.2	$65.5	5.4%
Inventories	1,673.9	1,496.3	177.5	11.9%
Trade working capital	$2,952.6	2,709.5	$243.0	9.0%

Accounts payable	$341.1	276.0	$65.1	23.6%
Trade working capital, net	$2,611.5	2,433.5	$177.9	7.3%

Net sales in last three months	$1,959.4	1,895.1	$64.3	3.4%
Note - Amounts may not foot due to rounding difference.
The increase in our accounts receivable balance in the first quarter of 2025 was primarily attributable to growth in sales with our customers, including relative growth with larger customers that tend to carry longer payment terms.
The increase in our inventory balance in the first quarter of 2025 was primarily attributable to three factors. First, we added inventory to support projected growth in our business and, to a lesser extent, the anticipated impact of tariffs. Second, our inventory increased as a result of growth in sales with certain customers and the addition of stock to ensure we can support their future growth. Third, we added inventory to support our fastener expansion and optimal package quantity initiatives, which are intended to improve service to our in-market locations and generate efficiencies in our hubs.
The increase in our accounts payable balance in the first quarter of 2025 was primarily attributable to an increase in our product purchases as reflected in the growth in inventories.
Net Cash Used in Investing Activities
Net cash used in investing activities increased $5.5 in the first quarter of 2025 when compared to the first quarter of 2024. This was due to an increase in purchases of property and equipment in the first quarter of 2025 compared to the first quarter of 2024.
Our capital spending typically falls into five categories: (1) purchases related to FMI hardware, (2) purchases of property and equipment related to expansion of and enhancements to distribution centers, owned or leased branch properties, and other company facilities, (3) spending on software and hardware for our information processing systems, (4) the addition of fleet vehicles, and (5) the addition of manufacturing equipment. Proceeds from the sales of property and equipment, typically for the planned disposition of pick-up trucks as well as distribution vehicles and trailers in the normal course of business, are netted against these purchases and additions. During the first quarter of 2025, our net capital expenditures (purchases of property and equipment, net of proceeds from sales of property and equipment) were $53.8, which was a slight increase from $48.3 in the first quarter of 2024. This was primarily related to an increase in spending for facility construction and upgrades, FMI hardware to support growth in our installed base, IT and manufacturing.
Cash requirements for capital expenditures were satisfied from cash generated from operations, available cash and cash equivalents, our borrowing capacity, and the proceeds of disposals. For 2025, we continue to expect our net capital expenditures to be within a range of $265.0 to $285.0, an increase from $214.1 in 2024. This increase reflects three items. First, we expect higher distribution center spending to complete our upgraded Utah hub, begin construction on a new Atlanta hub, and improve our picking capacity and efficiency across our hub network. Second, we expect elevated IT spending as projects that were expected in 2024 experienced delays and will occur in 2025. Third, we expect greater outlays for FMI hardware reflecting an increase in our targeted signings.

Net Cash Used in Financing Activities
Net cash used in financing activities decreased $31.8 in the first quarter of 2025 when compared to the first quarter of 2024. In the first quarter of 2024, we had higher average borrowings outstanding and were using capital to reduce those balances. In contrast, in the first quarter of 2025, we had lower average borrowings and none of those balances were part of a facility that was eligible for repayment. As a result, we used significantly less capital to reduce debt balances in the first quarter of 2025 relative to the first quarter of 2024. This was partly offset by an increase in capital returned to shareholders through dividends in the period.
During the first quarter of 2025, we returned $246.7 to our shareholders in the form of dividends, compared to the first quarter of 2024 when we returned $223.2 to our shareholders in the form of dividends. We did not repurchase any of our common stock in either period.
We have authority to purchase up to 6,200,000 shares of our common stock under the July 12, 2022 authorization. This authorization does not have an expiration date.
Total debt on our balance sheet was $200.0 at the end of the first quarter of 2025, or 5.1% of total capital (the sum of stockholders' equity and total debt). This compares to $200.0, or 5.5% of total capital, at the end of the first quarter of 2024. The lack of additional debt in the first quarter of 2025 versus the prior period reflects strong generation of net cash provided by operating activities over the last 12 months in excess of what was necessary to finance net capital expenditures, payment of dividends, and other investing and financing cash needs.
Our material cash requirements for known contractual obligations include capital expenditures, debt, and lease obligations, each of which are discussed in more detail earlier in this report in the Notes to Condensed Consolidated Financial Statements and in our 2024 annual report on Form 10-K.
An overview of our cash dividends paid or declared in 2025 and 2024 is contained in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates – A discussion of our critical accounting policies and estimates is contained in our 2024 annual report on Form 10-K. There have been no material changes from the critical accounting policies and estimates disclosed in our annual report on Form 10-K.
Recently Issued and Adopted Accounting Pronouncements – A description of recently issued and adopted accounting pronouncements, if any, is contained in Note 1 of the Notes to Condensed Consolidated Financial Statements.
Certain Risks and Uncertainties – Certain statements contained in this document do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations and beliefs regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, our strategies, goals, mission and vision, our expectations related to future capital expenditures, future investment in property and equipment, future tax rates, future inventory levels, pricing, weighted FMI device signings, the impact of inflation on our cost of goods or SG&A expenses, the impact of price increases on overall sales growth or margin performance, and our ability to grow our business through the enhancement of sales through our Digital Footprint. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries or any of our end markets, competitive pressure on selling prices, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments and the challenges of operating in foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, weak acceptance or adoption of our FMI offering, increased competition in FMI, difficulty in maintaining installation quality as our FMI business expands, the leasing to customers of a significant number of additional FMI devices, the failure to meet our goals and expectations regarding branch openings, branch closings, or expansion of our FMI offering, the failure to realize expected benefits from the completion of our strategic rationalization, changes in the implementation objectives of our business strategies, challenges in developing and expanding our digital capabilities, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling SG&A expenses, including FTE growth, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, short-term inefficiencies in our supply chain may not normalize or result in certain warehousing customer growth, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law or the impact of any such changes on future tax rates, changes in tariffs or the impact of any such changes on our financial results, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, difficulties measuring the contribution of price increases on sales growth, acts of war, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks from changes in import shipping costs, commodity steel prices, commodity energy prices, foreign currency exchange rates, and interest rates. Changes in these factors cause fluctuations in our income and cash flows. We evaluate and manage exposure to these market risks as follows:
Import shipping costs – We import a significant quantity of our products from foreign suppliers, primarily in Asia. These imports are both direct, where we procure directly from a foreign producer, and indirect, where we purchase from a domestic supplier that produces or supplies the product we purchase from foreign locations. As a result, we incur costs related to shipping charges, duties, harbor fees, and sundry other expenses involved in the movement of product for sale in North America and our other global locations. These costs are embedded in our product values and significant fluctuations can affect our product gross profit depending on what mitigating actions might be taken. The most significant contributor to these fluctuations is the cost of overseas shipping containers, although the timing of any impact can be affected by the length of our supply chain, contractually agreed upon rates, or differences in rates between routes. We estimate the effect on our net income related to import shipping costs were immaterial in the first quarter of 2025.

Commodity steel prices – We buy and sell various types of steel products; these products consist primarily of different types of fasteners and related hardware. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers. During the first quarter of 2025, the price of steel as reflected in many market indexes most relevant to our business was lower than the prior year period. Due to our long supply chain, changes in the cost of steel can take a number of quarters to be reflected in our financial results. Further, the cost of the raw material is generally a smaller part of the total value of the steel products that we sell, which can also diminish the impact of cost changes for the raw material. We estimate the effect on our net income related to commodity steel prices was immaterial in the first quarter of 2025.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity, largely due to our consumption of fuel in our vehicles and utility-costs at our facilities. As reflected in many market indexes, energy prices during the first quarter of 2025 were below the prior year period. Total direct fuel consumption is a relatively smaller cost to us and, as a result, we estimate the effect on our net income related to commodity energy prices was immaterial in the first quarter of 2025.
Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. During the first quarter of 2025, prices for fossil fuels were generally at or slightly below the prior year period. The cost of the raw material is generally a smaller part of the total value of the products that we sell, which can diminish the impact of cost changes for the raw material. As a result, we estimate the effect on our net income related to materials for which fossil fuels are a feedstock was immaterial in the first quarter of 2025.
Foreign currency exchange rates – Foreign currency fluctuations can affect our operations in countries other than the U.S., and/or the value of income and assets denominated in foreign currencies. Our primary currency exposures are the Canadian dollar and the Mexican peso against the U.S. dollar, reflecting the scale of those operations relative to the size of our business. Changes in foreign currency rates have not historically had a material effect on our results due to certain jurisdictions conducting some portion of their transactions in U.S. dollars and our foreign operations typically having sales and expenses denominated in the applicable local currency. As a result, we have not historically hedged our foreign currency risk. The dollar strengthened in the first quarter of 2025 relative to other foreign currencies in which we operate. However, the effect of these changes in foreign currencies to our net income was immaterial in the first quarter of 2025.
Interest rates - Loans under our Credit Facility bear interest at floating rates. As a result, changes in such rates can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. Our debt levels are relatively small; therefore, we have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase to our floating rate debt in the first quarter of 2025 would have resulted in approximately $0.1 of additional interest expense. A description of our Credit Facility is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the first quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2025	0	$0.00	0	6,200,000
February 1-28, 2025	0	$0.00	0	6,200,000
March 1-31, 2025	0	$0.00	0	6,200,000
Total	0	$0.00	0	6,200,000

(1)
As of March 31, 2025, we had remaining authority to repurchase 6,200,000 shares of our common stock under the July 12, 2022 authorization, which originally authorized the repurchase of up to 8,000,000 shares. This authorization does not have an expiration date.

ITEM 5 — OTHER INFORMATION
None of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended March 31, 2025.
ITEM 6 — EXHIBITS
INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.1 to Fastenal Company's Form 8-K dated as of April 25, 2024)

3.2	Restated By-Laws of Fastenal Company dated as of February 2, 2024 (incorporated by reference to Exhibit 3.2 to Fastenal Company's 10-K for fiscal year ended December 31, 2023)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following information from the quarterly report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) the information set forth in Part II, Item 5.

104	The cover page from the quarterly report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: April 16, 2025	By:	/s/ Holden Lewis
Holden Lewis
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 16, 2025	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Executive Vice President - Chief Accounting Officer and Treasurer
(Duly Authorized Officer and Principal Accounting Officer)