Form 10-Q
period 2025-06-30
FASTENAL CO
filed 2025-07-17
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended June 30, 2025, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 11, 2025, there were approximately 1,147,636,617 shares of the registrant's common stock outstanding.

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

FASTENAL COMPANY
Condensed Consolidated Balance Sheets
(Amounts in millions except share and per share information)
(Unaudited)

Assets	June 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$237.8	255.8
Trade accounts receivable, net of allowance for credit losses of $4.7 and $5.2, respectively	1,324.2	1,108.6
Inventories	1,726.3	1,645.0
Prepaid income taxes	14.5	18.8
Other current assets	158.9	183.7
Total current assets	3,461.7	3,211.9

Property and equipment, net	1,101.0	1,056.6
Operating lease right-of-use assets	308.3	279.2
Other assets	145.2	150.3

Total assets	$5,016.2	4,698.0

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$130.0	75.0
Accounts payable	319.3	287.7
Accrued expenses	257.1	225.6
Current portion of operating lease liabilities	106.1	98.8
Income taxes payable	7.8	—
Total current liabilities	820.3	687.1

Long-term debt	100.0	125.0
Operating lease liabilities	209.1	186.6
Deferred income taxes	70.3	68.9
Other long-term liabilities	9.1	14.1

Commitments and contingencies (Notes 3, 5, 6, and 8)
Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 1,600,000,000 shares authorized, 1,147,617,563 and 1,146,640,904 shares issued and outstanding, respectively	11.5	11.5
Additional paid-in capital	104.2	82.8
Retained earnings	3,743.3	3,613.5
Accumulated other comprehensive loss	(51.6)	(91.5)
Total stockholders' equity	3,807.4	3,616.3
Total liabilities and stockholders' equity	$5,016.2	4,698.0
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Condensed Consolidated Statements of Income
(Amounts in millions except income per share)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Net sales	$4,039.7	3,811.3	$2,080.3	1,916.2
Cost of sales	2,213.0	2,086.2	1,137.5	1,052.7
Gross profit	1,826.7	1,725.1	942.8	863.5

Selling, general, and administrative expenses	996.7	948.0	506.7	476.6
Operating income	830.0	777.1	436.1	386.9

Interest income	3.6	2.9	2.7	1.3
Interest expense	(3.8)	(3.8)	(2.2)	(1.8)
Income before income taxes	829.8	776.2	436.6	386.4

Income tax expense	200.9	185.8	106.3	93.7
Net income	$628.9	590.4	$330.3	292.7

Basic net income per share	$0.55	0.52	$0.29	0.26
Diluted net income per share	$0.55	0.51	$0.29	0.25

Basic weighted average shares outstanding	1,147.2	1,144.9	1,147.5	1,145.2
Diluted weighted average shares outstanding	1,149.8	1,148.2	1,150.1	1,148.2
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Net income	$628.9	590.4	$330.3	292.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	39.9	(19.7)	31.1	(7.8)
Comprehensive income	$668.8	570.7	$361.4	284.9
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Condensed Consolidated Statements of Stockholders' Equity
(Amounts in millions except per share information)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Common stock
Balance at beginning of period	$11.5	11.5	$11.5	11.5
Balance at end of period	11.5	11.5	11.5	11.5
Additional paid-in capital
Balance at beginning of period	82.8	35.2	96.1	53.0
Stock options exercised	17.3	18.6	6.1	2.8
Stock-based compensation	4.1	4.0	2.0	2.0
Balance at end of period	104.2	57.8	104.2	57.8
Retained earnings
Balance at beginning of period	3,613.5	3,356.9	3,665.5	3,431.4
Net income	628.9	590.4	330.3	292.7
Cash dividends paid	(499.1)	(446.5)	(252.5)	(223.3)
Balance at end of period	3,743.3	3,500.8	3,743.3	3,500.8
Accumulated other comprehensive income (loss)
Balance at beginning of period	(91.5)	(54.8)	(82.7)	(66.7)
Other comprehensive income (loss)	39.9	(19.7)	31.1	(7.8)
Balance at end of period	(51.6)	(74.5)	(51.6)	(74.5)
Total stockholders' equity	$3,807.4	3,495.6	$3,807.4	3,495.6

Cash dividends paid per share of common stock	$0.435	0.390	$0.220	0.195
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Cash flows from operating activities:
Net income	$628.9	590.4	$330.3	292.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	84.4	81.2	42.4	41.0
Gain on sale of property and equipment	(1.6)	(1.7)	(1.3)	(1.1)
Bad debt expense (recoveries)	1.9	(0.6)	0.2	0.3
Deferred income taxes	1.4	1.2	0.7	0.4
Stock-based compensation	4.1	4.0	2.0	2.0
Amortization of intangible assets	5.4	5.4	2.7	2.7
Changes in operating assets and liabilities:
Trade accounts receivable, net	(206.4)	(120.9)	(36.4)	6.7
Inventories	(67.7)	12.2	(41.2)	(9.7)
Other current assets	25.6	6.5	15.5	(28.4)
Accounts payable	24.7	30.7	(20.6)	15.1
Accrued expenses	30.1	(22.5)	38.9	9.4
Income taxes	12.5	1.0	(58.4)	(73.5)
Other	(2.5)	6.7	3.8	0.4
Net cash provided by operating activities	540.8	593.6	278.6	258.0

Cash flows from investing activities:
Purchases of property and equipment	(125.0)	(106.9)	(69.3)	(56.1)
Proceeds from sale of property and equipment	6.9	6.0	5.0	3.5
Other	(0.2)	(0.2)	(0.1)	(0.1)
Net cash used in investing activities	(118.3)	(101.1)	(64.4)	(52.7)

Cash flows from financing activities:
Proceeds from debt obligations	675.0	385.0	520.0	225.0
Payments against debt obligations	(645.0)	(410.0)	(490.0)	(190.0)
Proceeds from exercise of stock options	17.3	18.6	6.1	2.8
Cash dividends paid	(499.1)	(446.5)	(252.5)	(223.3)
Net cash used in financing activities	(451.8)	(452.9)	(216.4)	(185.5)

Effect of exchange rate changes on cash and cash equivalents	11.3	(5.4)	8.2	(1.4)

Net (decrease) increase in cash and cash equivalents	(18.0)	34.2	6.0	18.4

Cash and cash equivalents at beginning of period	255.8	221.3	231.8	237.1
Cash and cash equivalents at end of period	$237.8	255.5	$237.8	255.5

Supplemental information:
Cash paid for interest	$4.2	4.2	$2.7	1.8
Net cash paid for income taxes	$185.3	181.8	$163.4	165.8
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$73.2	49.4	$42.7	19.0
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2025 and 2024
(Unaudited)
(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Fastenal Company and subsidiaries (the 'Company', 'Fastenal', 'we', 'our', or 'us') have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. They do not include all information and footnotes required by U.S. GAAP for a complete set of financial statements. However, except as described herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in our consolidated financial statements as of and for the year ended December 31, 2024. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included.
Stock Split
On April 23, 2025, the Company announced a two-for-one stock split of its outstanding common stock. Holders of the Company's common stock, par value $0.01 per share, at the close of business on May 5, 2025, received one additional share of common stock for every share of common stock they owned. The stock split took effect at the close of business on May 21, 2025. All historical common stock share, per share information, stock option awards, and stockholders' equity balances for all periods presented in the accompanying Condensed Consolidated Financial Statements and Notes thereto in this quarterly report on Form 10-Q have been retroactively adjusted to reflect the two-for-one stock split.
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
June 30, 2025 and 2024
(Unaudited)
Disaggregation of Revenue
Revenues are attributable to countries based on the selling location from which the sale occurred. Our revenues related to the following geographic areas were as follows for the periods ended June 30:

	Six-month Period		Three-month Period
	2025	2024	2025	2024
United States	$3,362.2	$3,173.0	$1,732.8	1,594.1
% of revenues	83.2%	83.3%	83.3%	83.2%
Canada and Mexico	550.3	519.6	281.4	263.9
% of revenues	13.6%	13.6%	13.5%	13.8%
All other foreign countries	127.2	118.7	66.1	58.2
% of revenues	3.2%	3.1%	3.2%	3.0%
Total revenues	$4,039.7	$3,811.3	$2,080.3	1,916.2
The percentages of our sales by end market were as follows for the periods ended June 30:

	Six-month Period		Three-month Period
	2025	2024	2025	2024
Manufacturing	76.1%	75.3%	75.9%	75.5%
Non-residential construction	8.0%	8.5%	8.1%	8.5%
Other	15.9%	16.2%	16.0%	16.0%
	100.0%	100.0%	100.0%	100.0%
The percentages of our sales by product line were as follows for the periods ended June 30:

		Six-month Period		Three-month Period
Type	Introduced	2025	2024	2025	2024
Fasteners (1)	1967	30.4%	31.3%	30.5%	31.0%
Tools	1993	8.4%	8.5%	8.3%	8.4%
Cutting tools	1996	5.2%	5.3%	5.1%	5.3%
Hydraulics & pneumatics	1996	6.9%	6.8%	6.9%	6.8%
Material handling	1996	5.7%	5.6%	5.7%	5.6%
Janitorial supplies	1996	9.1%	8.6%	9.1%	8.8%
Electrical supplies	1997	4.8%	4.5%	4.8%	4.5%
Welding supplies	1997	4.2%	4.2%	4.2%	4.3%
Safety supplies	1999	22.1%	21.7%	22.2%	21.8%
Other		3.2%	3.5%	3.2%	3.5%
		100.0%	100.0%	100.0%	100.0%
(1) The fastener product line represents fasteners and miscellaneous supplies.

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2025 and 2024
(Unaudited)
(3) Stockholders' Equity
Dividends
On July 11, 2025, our board of directors declared a quarterly dividend of $0.22 per share of common stock to be paid in cash on August 26, 2025 to shareholders of record at the close of business on July 29, 2025.
The following table presents the cash dividends either paid previously or declared by our board of directors for future payment on a per share basis:

	2025	2024
First quarter	$0.215	$0.195
Second quarter	0.220	0.195
Third quarter	0.220	0.195
Fourth quarter		0.195
Total	$0.655	$0.780
Stock Options
The following tables summarize the details of options granted under our stock option plans that were outstanding as of June 30, 2025, and the assumptions used to value those grants. All such grants were effective at the close of business on the grant date.

	Options Granted	Option Exercise Price	Closing Stock Price on Grant Date	June 30, 2025
Date of Grant				Options Outstanding	Options Exercisable
January 2, 2025	1,366,636	$36.00	$35.555	1,291,450	88,028
January 2, 2024	1,629,824	$32.00	$31.775	1,407,662	308,220
January 3, 2023	2,143,886	$24.00	$23.700	1,590,490	567,086
January 3, 2022	1,426,876	$31.00	$30.990	957,042	505,472
January 4, 2021	1,483,020	$24.00	$23.825	850,836	555,640
January 2, 2020	1,804,526	$19.00	$18.615	852,527	688,189
January 2, 2019	2,633,848	$13.00	$12.853	884,928	735,872
January 2, 2018	2,175,872	$13.75	$13.635	432,708	366,424
January 3, 2017	3,059,156	$11.75	$11.738	217,192	217,192
Total	17,723,644			8,484,835	4,032,123

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 2, 2025	4.3%	5.00	2.2%	27.36%	$8.86
January 2, 2024	3.8%	5.00	2.2%	28.44%	$7.94
January 3, 2023	4.0%	5.00	2.6%	29.58%	$5.81
January 3, 2022	1.3%	5.00	1.7%	28.52%	$6.84
January 4, 2021	0.4%	5.00	2.0%	29.17%	$4.79
January 2, 2020	1.7%	5.00	2.4%	25.70%	$3.41
January 2, 2019	2.5%	5.00	2.9%	23.96%	$2.20
January 2, 2018	2.2%	5.00	2.3%	23.45%	$2.51
January 3, 2017	1.9%	5.00	2.6%	24.49%	$2.10

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2025 and 2024
(Unaudited)
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the six-month periods ended June 30, 2025 and 2024 was $4.1 and $4.0, respectively, while the second quarter of 2025 and 2024 was $2.0 and $2.0, respectively. There is no incremental stock-based compensation expense as a result of the stock split described in Note 1. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of June 30, 2025 was $23.5 and is expected to be recognized over a weighted average period of 4.29 years. Any future changes in estimated forfeitures will impact this amount.
Net Income Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted net income per share and a summary of the options to purchase shares of common stock which were excluded from the diluted net income per share calculation because they were anti-dilutive:

	Six-month Period		Three-month Period
Reconciliation	2025	2024	2025	2024
Basic weighted average shares outstanding	1,147,216,127	1,144,915,794	1,147,492,218	1,145,152,600
Weighted shares assumed upon exercise of stock options	2,610,956	3,291,098	2,608,433	3,074,616
Diluted weighted average shares outstanding	1,149,827,083	1,148,206,892	1,150,100,651	1,148,227,216

	Six-month Period		Three-month Period
Summary of Anti-dilutive Options Excluded	2025	2024	2025	2024
Options to purchase shares of common stock	1,293,470	2,525,894	1,203,422	2,523,740
Weighted average exercise prices of options	$35.70	$31.59	$36.00	31.59
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
(4) Income Taxes
We file income tax returns in the U.S. federal jurisdiction, all states, and various local and foreign jurisdictions. We are no longer subject to income tax examinations by taxing authorities for taxable years before 2021 in the case of U.S. federal examinations, and with limited exceptions, before 2019 in the case of foreign, state, and local examinations. During the first six months of 2025, there were no material changes in unrecognized tax benefits.
On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill Act (OBBBA). Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and our effective tax rate in the future and we continue to evaluate the impacts the new legislation will have on the Condensed Consolidated Financial Statements. As a result of the enactment of H.R. 1, we anticipate an impact to the deferred tax liability and the income tax payable related to the provisions for 100% bonus depreciation for assets placed in service after January 19, 2025 and full expensing of domestic research and experimental expenditures. We do not expect any material change to our ongoing tax rate as a result of this legislation.

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2025 and 2024
(Unaudited)
(5) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases was approximately $127.5. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.
(6) Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	Average Interest Rate at June 30, 2025		Debt Outstanding
		Maturity Date	June 30, 2025	December 31, 2024
Unsecured revolving credit facility	5.34%	September 28, 2027	$105.0	—
Senior unsecured promissory notes payable, Series D	2.66%	May 15, 2025	—	75.0
Senior unsecured promissory notes payable, Series E	2.72%	May 15, 2027	50.0	50.0
Senior unsecured promissory notes payable, Series G	2.13%	June 24, 2026	25.0	25.0
Senior unsecured promissory notes payable, Series H	2.50%	June 24, 2030	50.0	50.0
Total			230.0	200.0
Less: Current portion of debt			(130.0)	(75.0)
Long-term debt			$100.0	125.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation			$29.7	31.2
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
Senior Unsecured Promissory Notes Payable
We have issued senior unsecured promissory notes under our master note agreement (the Master Note Agreement) in the aggregate principal amount of $125.0 as of June 30, 2025. Our aggregate borrowing capacity under the Master Note Agreement is $900.0; however, none of the institutional investors party to that agreement are committed to purchase notes thereunder. There is no amortization of these notes prior to their maturity date and interest is payable quarterly. The notes currently issued under our Master Note Agreement, including the maturity date and fixed interest rate per annum of each series of note, are contained in the table above. The Master Note Agreement contains certain financial and other covenants and we are currently in compliance with these covenants.
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
June 30, 2025 and 2024
(Unaudited)
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
The following table presents reportable segment net sales from external customers for the periods ended June 30:

	Six-month Period		Three-month Period
	2025	2024	2025	2024
U.S. net sales from external customers	$3,362.2	3,173.0	$1,732.8	1,594.1
The following table presents a reconciliation of reportable segment ROA pre-tax profit to consolidated income before income taxes for the periods ended June 30:

	Six-month Period		Three-month Period
	2025	2024	2025	2024
U.S. ROA pre-tax profit	$719.7	673.3	$379.3	335.1
Other operating segment pre-tax profit (1)	110.1	102.9	57.3	51.3
Income before income taxes	$829.8	776.2	$436.6	386.4
(1)    Other operating segment pre-tax profit includes ROA pre-tax profit for all other operating segments that are below the reportable segment quantitative threshold and immaterial allocations excluded from ROA pre-tax profit.
The following table presents reportable segment ROA assets for the periods ended:

	June 30, 2025	December 31, 2024
U.S. ROA assets (1)	$2,499.3	2,189.6
(1)    Operating segment ROA assets primarily include accounts receivable, inventory, and in-market location vehicles, and exclude certain centrally managed assets.
Other Segment Disclosures
Interest revenue and interest expense included in the ROA pre-tax profit are not material. The following table presents reportable segment ROA pre-tax profit depreciation and amortization expense for the periods ended June 30:

	Six-month Period		Three-month Period
	2025	2024	2025	2024
U.S. ROA pre-tax profit depreciation and amortization expense	$80.8	72.7	$40.5	36.6

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
June 30, 2025 and 2024
(Unaudited)
(8) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2024 annual report on Form 10-K in Note 11 of the Notes to Consolidated Financial Statements. As of June 30, 2025, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse outcome.
(9) Subsequent Events
We evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to Condensed Consolidated Financial Statements, with the exception of the dividend declaration disclosed in Note 3 'Stockholders' Equity' and the new tax legislation disclosed in Note 4 'Income Taxes'.

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements and should be read in conjunction with the condensed consolidated financial statements. Dollar amounts are stated in millions except for share and per share amounts and where otherwise noted. All historical common stock share and per share information in this quarterly report on Form 10-Q have been retroactively adjusted to reflect the two-for-one stock split effective at the close of business on May 21, 2025. Percentage and dollar change calculations, which are based on non-rounded dollar values, may not be able to be recalculated using the dollar values in this document due to the rounding of those dollar values. References to daily sales rate (DSR) change may reflect either growth (positive) or contraction (negative) for the applicable period. Prior to June 30, 2025, we disclosed the number of in-market locations which comprised the total number of branch and Onsite locations. As our focus shifts from measuring metrics primarily addressing development of capabilities to measuring customer sites served by our selling locations, we will disclose only the number of branch locations.
Business
Fastenal is a global leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of more than 1,500 branch locations. Our largest end market is manufacturing. Sales to these customers include products for both original equipment manufacturing (OEM), where our products are consumed in the final products of our customers, and manufacturing, repair, and operations (MRO), where our products are consumed to support the facilities and ongoing operations of our customers. We also service general and commercial contractors in non-residential end markets as well as farmers, truckers, railroads, oil exploration companies, oil production and refinement companies, mining companies, federal, state, and local governmental entities, schools, warehouse and storage, data centers, and certain retail trades. Geographically, our branch locations and customers are primarily in North America, though we continue to grow our non-North American presence as well.
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
The global economy continues to experience elevated levels of volatility and uncertainty, including within the commodity, labor, and transportation markets, driven by a combination of geopolitical developments and macroeconomic factors. Recent imposition of new and expanded tariffs have further contributed to disruptions in global capital markets and global supply chains. These developments may impact our operations, financial condition, and results of operations. We are actively monitoring economic conditions in the U.S. and internationally, including the potential ramifications of evolving trade policies, changes in interest rates, foreign currency exchange rate fluctuations, inflationary pressures, and the risk of a global or regional economic recession. In response to these factors, we have implemented various strategies designed to mitigate certain adverse effects of changing inflationary conditions and supply chain challenges, while continuing to maintain market price competitiveness and price/cost neutrality. Historically, our broad and diverse customer base combined with our ability to innovate with our customers have provided a degree of resilience during periods of economic contraction in the industrial market. However, the ultimate impact of ongoing macroeconomic conditions, including recent tariff-related developments, remains uncertain and cannot be predicted at this time.

Executive Overview
The following table presents a performance summary of our results of operations for the six- and three-month periods ended June 30, 2025 and 2024.

	Six-month Period			Three-month Period
	2025	2024	Change	2025	2024	Change
Net sales	$4,039.7	3,811.3	6.0%	$2,080.3	1,916.2	8.6%
Business days	127	128		64	64
Daily sales	$31.8	29.8	6.8%	$32.5	29.9	8.6%
Gross profit	$1,826.7	1,725.1	5.9%	$942.8	863.5	9.2%
% of net sales	45.2%	45.3%		45.3%	45.1%
SG&A expenses	$996.7	948.0	5.1%	$506.7	476.6	6.3%
% of net sales	24.7%	24.9%		24.4%	24.9%
Operating income	$830.0	777.1	6.8%	$436.1	386.9	12.7%
% of net sales	20.5%	20.4%		21.0%	20.2%
Income before income taxes	$829.8	776.2	6.9%	$436.6	386.4	13.0%
% of net sales	20.5%	20.4%		21.0%	20.2%
Net income	$628.9	590.4	6.5%	$330.3	292.7	12.8%
Diluted net income per share	$0.55	0.51	6.4%	$0.29	0.25	12.7%

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

			Change Since:		Change Since:		Change Since:
	Q2 2025	Q1 2025	Q1 2025	Q4 2024	Q4 2024	Q2 2024	Q2 2024
Selling personnel - absolute employee headcount (1)	17,192	16,995	1.2%	16,669	3.1%	16,727	2.8%
Selling personnel - FTE employee headcount (1)	15,660	15,236	2.8%	15,014	4.3%	15,341	2.1%
Total personnel - absolute employee headcount	24,362	24,181	0.7%	23,702	2.8%	23,629	3.1%
Total personnel - FTE employee headcount	21,807	21,339	2.2%	20,958	4.1%	21,249	2.6%

Number of branch locations	1,596	1,587	0.6%	1,597	-0.1%	1,599	-0.2%
Number of $50K+ customer sites	2,683	2,502	7.2%	2,330	15.2%	2,386	12.4%
Weighted FMI devices (MEU installed count)	132,174	129,996	1.7%	126,957	4.1%	119,306	10.8%
(1)    In the fourth quarter of 2024, we realigned certain employees as a result of a routine review of our organizational structure. While there is no change to total absolute or total FTE headcount, it produces minor shifts between headcount categories. Historical numbers have been adjusted to reflect this realignment.
During the last twelve months, we increased our total FTE employee headcount by 558. Our total FTE selling and sales support personnel increased by 319 to support growth and sales initiatives to target customer acquisition. We had an increase in our distribution and transportation FTE personnel of 133 to support increased product throughput at our distribution facilities. We had an increase in our remaining FTE personnel of 106, which related primarily to personnel investments in manufacturing, quality control, IT, and business analytics.

SECOND QUARTER OF 2025 VERSUS SECOND QUARTER OF 2024
Results of Operations
The following table sets forth condensed consolidated statements of income information (as a percentage of net sales) for the periods ended June 30:

	Three-month Period
	2025	2024
Net sales	100.0%	100.0%
Gross profit	45.3%	45.1%
SG&A expenses	24.4%	24.9%
Operating income	21.0%	20.2%
Net interest	0.0%	0.0%
Income before income taxes	21.0%	20.2%

Note – Amounts may not foot due to rounding difference.
Sales
The table below sets forth net sales and daily sales for the periods ended June 30, and changes in such sales from the prior period to the more recent period:

	Three-month Period
	2025	2024
Net sales	$2,080.3	1,916.2
Percentage change	8.6%	1.8%
Business days	64	64
Daily sales	$32.5	29.9
Percentage change	8.6%	1.8%
Daily sales impact of currency fluctuations	0.1%	-0.2%
Net sales increased $164.1, or 8.6%, in the second quarter of 2025 when compared to the second quarter of 2024. Both periods had the same number of selling days. The results largely reflect the contribution from improved customer contract signings over the past six quarters. Market conditions remained sluggish, providing minimal contribution. Changes in foreign exchange rates positively affected sales in the second quarter of 2025 by approximately 10 basis points and negatively affected sales in the second quarter of 2024 by approximately 20 basis points.
We experienced an increase in unit sales in the second quarter of 2025. This was due to a growth in the number of customer sites spending $10K or more per month with Fastenal and, to a lesser degree, growth in average monthly sales per customer site across all customer spend categories. The impact of product pricing on net sales in the second quarter of 2025 was an increase of 140 to 170 basis points, in contrast to the second quarter of 2024, which experienced a decline of 30 to 60 basis points.

From a product standpoint, we have three categories: fasteners, including fasteners used in OEM and MRO, safety supplies, and other product lines, the latter of which includes eight smaller product categories, such as tools, janitorial supplies, and cutting tools. With industrial production still sluggish in the second quarter of 2025, the performance of our fastener product line continued to lag our non-fastener product lines. The fastener category experienced improved growth in the second quarter of 2025, as compared to the second quarter of 2024. This was driven by easier comparisons, increased contribution from large customer signings, better product availability in our distribution centers, and pricing actions implemented in the second quarter of 2025. We achieved growth in our safety category reflecting the lower volatility of PPE demand, which tends to be utilized in more MRO than OEM applications, growth of our vending installed base, and success with warehousing and data center customers. Other product lines experienced higher growth from MRO-oriented lines, such as electrical and janitorial, rather than from OEM-oriented lines, such as cutting tools and welding/abrasives, reflecting continued soft manufacturing demand. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2025	2024	2025	2024
OEM fasteners	8.4%	-2.3%	19.4%	19.5%
MRO fasteners	3.4%	-4.3%	11.1%	11.5%
Total fasteners	6.6%	-3.0%	30.5%	31.0%
Safety supplies	10.7%	7.1%	22.2%	21.8%
Other product lines	9.0%	3.0%	47.3%	47.2%
Total non-fasteners	9.5%	4.2%	69.5%	69.0%
From an end market standpoint, we have four categories: heavy manufacturing, other manufacturing, non-residential construction, and other, the latter of which includes reseller, government/education, transportation, warehousing and storage, and data centers. Our manufacturing end markets outperformed primarily due to the relative strength we are experiencing with key account customers with significant managed spend where our service model and technology are particularly impactful. This disproportionately benefits manufacturing customers. The non-residential construction end market experienced growth for the first time in ten consecutive quarters. Other end market sales were favorably impacted by growth with warehousing and storage, and data center customers, which were partially offset by declining sales with resellers. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2025	2024	2025	2024
Heavy manufacturing	7.5%	1.8%	42.9%	43.3%
Other manufacturing	11.5%	4.0%	33.0%	32.2%
Total manufacturing	9.2%	2.7%	75.9%	75.5%
Non-residential construction	3.0%	-5.5%	8.1%	8.5%
Other end markets	8.7%	1.5%	16.0%	16.0%
Total non-manufacturing	6.7%	-1.0%	24.1%	24.5%
From a customer standpoint, we have two categories: contracts, which include national multi-site, local and regional, and government customers with significant revenue potential, and non-contracts, which include all other customers. Sales with our contract customers continue to outperform as we realize incremental sales from implementing strong customer signings that we have achieved over the last six quarters, which was partially offset by subdued business activity. Non-contract customers tend to be smaller and utilize fewer of our tools and capabilities, providing fewer avenues for share gains and therefore more closely reflect overall business trends, which remain sluggish. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2025	2024	2025	2024
Contract sales	11.0%	6.9%	73.2%	71.2%
Non-contract sales	2.6%	-9.0%	26.8%	28.8%

Supplemental Data
Prior to 2025, our disclosed metrics primarily addressed development of capabilities, including branch openings, geographic expansion, growth of national accounts, growth of non-fastener products, FMI installations, and Onsite signings, to name a few. The data provided in the chart below measures the number of customer sites that are served throughout our in-market network, categorizing them by monthly customer spend categories and end market, and the sales and average sales per site. We believe this supplemental information may be useful to investors in evaluating Fastenal's business trends and whether and to what degree we are being successful. Historical end market sales have been updated in the table below to categorize by customer site and may not be able to be recalculated due to the rounding of those dollar values.

	Three-month Period 2025			Three-month Period 2024
	Customer Sites (#) (1) (2)	Sales	Mo. Sales per Customer Site (3)	Customer Sites (#) (1) (2)	Sales	Mo. Sales per Customer Site (3)
Manufacturing
$50K+/Mo. (4)	2,250	$937.5	$138,889	2,021	$835.8	$137,853

$10K+/Mo.	8,827	1,373.6	51,871	8,369	1,250.3	49,799
$5K-$10K/Mo.	4,456	95.9	7,174	4,434	94.9	7,134
<$5K/Mo.	29,855	103.2	1,152	32,009	104.6	1,089
Other sales (5)	—	2.7	—	—	11.1	—
Total manufacturing	43,138	$1,575.4	$12,152	44,812	$1,460.9	$10,784

Non-manufacturing
$50K+/Mo. (4)	433	$156.6	$120,554	365	$120.0	$109,589

$10K+/Mo.	3,141	320.4	34,002	2,849	267.1	31,251
$5K-$10K/Mo.	2,922	61.6	7,027	2,849	59.9	7,008
<$5K/Mo.	52,239	111.4	711	58,844	116.6	661
Other sales (5)	—	11.5	—	—	11.7	—
Total non-manufacturing	58,302	$504.9	$2,822	64,542	$455.3	$2,290

Total
$50K+/Mo. (4)	2,683	$1,094.1	$135,930	2,386	$955.8	$133,529

$10K+/Mo.	11,968	1,694.0	47,181	11,218	1,517.4	45,088
$5K-$10K/Mo.	7,378	157.5	7,116	7,283	154.8	7,085
<$5K/Mo.	82,094	214.6	871	90,853	221.2	812
Other sales (5)	—	14.2	—	—	22.8	—
Total	101,440	$2,080.3	$6,790	109,354	$1,916.2	$5,771
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
We signed 6,458 weighted FASTBin and FASTVend devices in the second quarter of 2025. Our goal for weighted FASTBin and FASTVend device signings in 2025 is 25,000 to 26,000 MEU (our previous goal was 28,000 to 30,000 MEUs).
The table below summarizes signings and installations of our FMI devices and sales through our FMI devices, eBusiness(1) tools, and Digital Footprint(2).

	Three-month Period
	2025	2024	DSR Change (3)
Weighted FASTBin/FASTVend signings (MEUs)	6,458	7,188	-10.2%
Signings per day	101	112
Weighted FASTBin/FASTVend installations (MEUs; end of period)	132,174	119,306	10.8%

FASTStock sales	$263.2	244.4	7.7%
% of sales	12.5%	12.6%
FASTBin/FASTVend sales	$665.3	567.0	17.3%
% of sales	31.6%	29.2%
FMI sales	$928.5	811.4	14.4%
FMI daily sales	$14.5	12.7
% of sales	44.1%	41.8%

eBusiness sales	$631.9	557.0	13.5%
% of sales	30.0%	28.7%

Less: eBusiness and FMI sales overlap	$275.7	215.9	27.8%
% of sales	13.1%	11.1%

Digital Footprint sales	$1,284.7	1,152.5	11.5%
% of sales	61.0%	59.4%
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
Gross Profit
Our gross profit, as a percentage of net sales, increased to 45.3% in the second quarter of 2025 from 45.1% in the second quarter of 2024. Price/cost had a slightly favorable impact on our gross profit percentage. Improved margin on fastener sales relating to the fastener expansion project and other supplier-focused initiatives contributed to the increase. The aforementioned positive effects on our gross profit percentage were partly offset by a number of variables. First, customer and product mix diluted our gross profit percentage. This reflects relatively stronger growth from large customers, including Onsite-like customers, and non-fastener products, each of which tend to have a lower gross profit percentage than our business as a whole. Second, we experienced higher import duty costs and higher fleet and transportation costs due to inflation in vehicle costs as we cycle our fleet and in third-party freight costs. Third, customer and supplier incentives were a slight drag on our gross profit percentage.

SG&A Expenses
Our SG&A expenses, as a percentage of net sales, were 24.4% in the second quarter of 2025 versus 24.9% in the second quarter of 2024. This reflects growth in SG&A of 6.3% in the second quarter of 2025 versus net sales growth of 8.6% in the same period of 2025.
The percentage change in employee-related, occupancy-related, and all other SG&A expenses compared to the same period in the preceding year, is outlined in the table below.

	Approximate Percentage of Total SG&A Expenses	Three-month Period
		2025
Employee-related expenses	70% to 75%	10.3%
Occupancy-related expenses	15% to 20%	3.0%
All other SG&A expenses	10% to 15%	-10.6%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes.
In the second quarter of 2025, our employee-related expenses increased when compared to the second quarter of 2024. We experienced an increase in employee base pay, although at a rate below the growth in sales, due to higher average FTE during the period, and, to a lesser degree, higher average wages during the period. Bonuses and commissions and profit sharing increased at a rate greater than sales as a result of improved business activity and financial performance versus the year-ago period. Additionally, health insurance costs increased at a rate greater than sales.
The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior periods:

			Change Since:		Change Since:
	Q2 2025	Q1 2025	Q1 2025	Q2 2024 (1)	Q2 2024
Selling personnel (2)	15,660	15,236	2.8%	15,341	2.1%
Distribution/Transportation personnel	3,098	3,111	-0.4%	2,965	4.5%
Manufacturing personnel	966	957	0.9%	928	4.1%
Organizational support personnel (3)	2,083	2,035	2.4%	2,015	3.4%
Total personnel	21,807	21,339	2.2%	21,249	2.6%

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
In the second quarter of 2025, our occupancy-related expenses increased when compared to the second quarter of 2024. This was primarily a result of general inflation in branch rental costs and slightly higher depreciation from an increase in the installed base of FMI hardware.
All other SG&A expenses include: (1) selling-related transportation, (2) IT expenses, (3) general corporate expenses, which consist of legal expenses, general insurance expenses, travel and marketing expenses, etc., and (4) sales of property and equipment.

Combined, all other SG&A expenses decreased in the second quarter of 2025 when compared to the second quarter of 2024. Sales-related travel and IT expenses increased slightly. These increases were more than offset by an increase in supplier marketing credits and reductions in general insurance expense.
Operating Income
Our operating income, as a percentage of net sales, increased to 21.0% in the second quarter of 2025 from 20.2% in the second quarter of 2024.
Net Interest
We had higher interest income earned during the second quarter of 2025. We had higher interest expense as a result of higher borrowings through the second quarter of 2025. The increase in interest income relative to interest expense resulted in our generating net interest income of $0.5 in the second quarter of 2025, which compared to net interest expense $0.5 in the second quarter of 2024.
Income Taxes
We recorded income tax expense of $106.3 in the second quarter of 2025, or 24.4% of income before income taxes. Income tax expense was $93.7 in the second quarter of 2024, or 24.2% of income before income taxes. We believe our ongoing tax rate, absent any discrete tax items or broader changes to tax law, will be approximately 24.5%.
On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill Act (OBBBA). Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and our effective tax rate in the future and we continue to evaluate the impacts the new legislation will have on the Condensed Consolidated Financial Statements. As a result of the enactment of H.R. 1, we anticipate an impact to the deferred tax liability and the income tax payable related to the provisions for 100% bonus depreciation for assets placed in service after January 19, 2025 and full expensing of domestic research and experimental expenditures. We do not expect any material change to our ongoing tax rate as a result of this legislation.
Net Income
Our net income during the second quarter of 2025 was $330.3, an increase of 12.8% compared to the second quarter of 2024. Our diluted net income per share was $0.29 in the second quarter of 2025, compared to $0.25 in the second quarter of 2024.
Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended June 30:

	Three-month Period
	Five-Year Average (1)	2025	2024	Change
Net cash provided by operating activities		$278.6	258.0	8.1%
% of net income	83.7%	84.4%	88.1%
Net cash used in investing activities		$64.4	52.7	22.3%
% of net income	16.0%	19.5%	18.0%
Net cash used in financing activities		$216.4	185.5	16.6%
(1) Five-year average includes 2020 to 2024.

Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $20.6 in the second quarter of 2025 when compared to the second quarter of 2024. The decrease in operating cash flow, as a percent of net income, primarily reflects our operating assets and liabilities being a greater use of cash in the second quarter of 2025 as compared to the second quarter of 2024.
The dollar and percentage change in accounts receivable, net, inventories, and accounts payable as of June 30, 2025 when compared to June 30, 2024 were as follows:

	June 30		Twelve-month Dollar Change	Twelve-month Percentage Change
	2025	2024	2025	2025
Accounts receivable, net	$1,324.2	1,204.8	$119.3	9.9%
Inventories	1,726.3	1,504.6	221.7	14.7%
Trade working capital	$3,050.5	2,709.4	$341.0	12.6%

Accounts payable	$319.3	292.6	$26.7	9.1%
Trade working capital, net	$2,731.2	2,416.8	$314.3	13.0%

Net sales in last three months	$2,080.3	1,916.2	$164.1	8.6%
Note - Amounts may not foot due to rounding difference.
The increase in our accounts receivable balance in the second quarter of 2025 was primarily attributable to growth in sales with our customers, including relative growth with larger customers that tend to carry longer payment terms.
The increase in our inventory balance in the second quarter of 2025 was primarily attributable to three factors. First, we added inventory to support projected growth in our business and, to a lesser extent, the anticipated impact of tariffs. Second, our inventory increased as a result of growth in sales with certain customers and the addition of stock to ensure we can support their future growth. Third, we added inventory to support our fastener expansion and optimal package quantity initiatives, which are intended to improve service to our in-market locations and generate efficiencies in our hubs.
The increase in our accounts payable balance in the second quarter of 2025 was primarily attributable to an increase in our product purchases as reflected in the growth in inventories.
Net Cash Used in Investing Activities
Net cash used in investing activities increased $11.7 in the second quarter of 2025 when compared to the second quarter of 2024. This was due to an increase in purchases of property and equipment in the second quarter of 2025 compared to the second quarter of 2024.
Our capital spending typically falls into five categories: (1) purchases related to FMI hardware, (2) purchases of property and equipment related to expansion of and enhancements to distribution centers, owned or leased branch properties, and other company facilities, (3) spending on software and hardware for our information processing systems, (4) the addition of fleet vehicles, and (5) the addition of manufacturing equipment. Proceeds from the sales of property and equipment, typically for the planned disposition of pick-up trucks as well as distribution vehicles and trailers in the normal course of business, are netted against these purchases and additions. During the second quarter of 2025, our net capital expenditures (purchases of property and equipment, net of proceeds from sales of property and equipment) were $64.3, which was a slight increase from $52.6 in the second quarter of 2024. This was primarily related to an increase in spending for FMI hardware to support growth in our installed base, facility construction and upgrades, IT, and vehicles.
Cash requirements for capital expenditures were satisfied from cash generated from operations, available cash and cash equivalents, our borrowing capacity, and the proceeds of disposals. For 2025, we expect our net capital expenditures to be within a range of $250.0 to $270.0, a decrease from our originally anticipated range ($265.0 to $285.0) and an increase from $214.1 in 2024. The expected growth on a year-to-year basis reflects three items. First, we expect higher distribution center spending to complete our replacement Utah hub facility, begin construction on a replacement Atlanta hub facility, and improve our picking capacity and efficiency across our hub network. Second, we expect elevated IT spending as projects that were expected in 2024 experienced delays and will occur in 2025. Third, we expect greater outlays for FMI hardware reflecting an increase in our targeted signings.

Net Cash Used in Financing Activities
Net cash used in financing activities increased $30.9 in the second quarter of 2025 when compared to the second quarter of 2024. In the second quarter of 2025, we had higher average borrowings outstanding and were using capital to reduce those balances. In contrast, in the second quarter of 2024, we had lower average borrowings. As a result, we used significantly more capital to reduce debt balances in the second quarter of 2025 relative to the second quarter of 2024. We also increased capital returned to shareholders through dividends in the period.
During the second quarter of 2025, we returned $252.5 to our shareholders in the form of dividends, compared to the second quarter of 2024 when we returned $223.3 to our shareholders in the form of dividends. During the first six months of 2025, we returned $499.1 to our shareholders in the form of dividends, compared to the first six months of 2024 when we returned $446.5 to our shareholders in the form of dividends. We did not repurchase any of our common stock in either period.
We have authority to purchase up to 12,400,000 shares of our common stock under the July 12, 2022 authorization. This authorization does not have an expiration date.
Total debt on our balance sheet was $230.0 at the end of the second quarter of 2025, or 5.7% of total capital (the sum of stockholders' equity and total debt). This compares to $235.0, or 6.3% of total capital, at the end of the second quarter of 2024. The slight reduction in debt at the end of the second quarter of 2025 versus the prior period reflects strong generation of net cash provided by operating activities over the last 12 months in excess of what was necessary to finance net capital expenditures, payment of dividends, and other investing and financing cash needs.
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

SIX MONTHS ENDED JUNE 30, 2025 VERSUS SIX MONTHS ENDED JUNE 30, 2024
Results of Operations
The following table sets forth condensed consolidated statements of income information (as a percentage of net sales) for the periods ended June 30:

	Six-month Period
	2025	2024
Net sales	100.0%	100.0%
Gross profit	45.2%	45.3%
SG&A expenses	24.7%	24.9%
Operating income	20.5%	20.4%
Net interest	0.0%	0.0%
Income before income taxes	20.5%	20.4%

Note – Amounts may not foot due to rounding difference.
Sales
The table below sets forth net sales and daily sales for the periods ended June 30, and changes in such sales from the prior period to the more recent period:

	Six-month Period
	2025	2024
Net sales	$4,039.7	3,811.3
Percentage change	6.0%	1.8%
Business days	127	128
Daily sales	$31.8	29.8
Percentage change	6.8%	1.8%
Daily sales impact of currency fluctuations	-0.2%	-0.1%
Net sales increased $228.4, or 6.0%, in the first six months of 2025 when compared to the first six months of 2024. The effect of adverse weather in the first six months of 2025 was a reduction in sales by 25 to 35 basis points compared to the first six months of 2024 when the effect of adverse weather was a reduction in sales by 15 to 35 basis points. Changes in foreign exchange rates negatively affected sales in the first six months of 2025 and 2024 by approximately 20 and 10 basis points, respectively.
We experienced an increase in unit sales in the first six months of 2025 when compared to the first six months of 2024. This was primarily due to growth with large customers, both those operating out of Onsite locations that have been opened in the last two years and, to a lesser degree, those being serviced from traditional branch operations. The impact of product pricing on net sales in the first six months of 2025 was an increase of 70 to 100 basis points, compared to the first six months of 2024, which experienced a decline of 10 to 40 basis points. The increase reflects pricing actions implemented in the second quarter of 2025 to address additional tariffs enacted beginning in February 2025.

From a product standpoint, we have three categories: fasteners, including fasteners used in OEM and MRO, safety supplies, and other product lines, the latter of which includes eight smaller product categories, such as tools, janitorial supplies, and cutting tools. With industrial production still sluggish in the first half of 2025, the performance of our fastener product line continued to lag our non-fastener product lines. The fastener category experienced improved growth in the first half of 2025. This was driven by easier comparisons, increased contribution from large customer signings, better product availability in our distribution centers, and pricing actions implemented in the second quarter of 2025. We achieved growth in our safety category reflecting the lower volatility of PPE demand, which tends to be utilized in more MRO than OEM applications, growth of our vending installed base, and success with warehousing and data center customers. Other product lines experienced higher growth from MRO-oriented lines, such as electrical and janitorial, rather than from OEM-oriented lines, such as cutting tools and welding/abrasives, reflecting continued soft manufacturing demand. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Six-month Period		% of Sales Six-month Period
	2025	2024	2025	2024
OEM fasteners	6.2%	-3.2%	19.4%	19.6%
MRO fasteners	0.0%	-4.7%	11.0%	11.7%
Total fasteners	3.9%	-3.7%	30.4%	31.3%
Safety supplies	8.9%	7.7%	22.1%	21.7%
Other product lines	7.9%	3.4%	47.5%	47.0%
Total non-fasteners	8.2%	4.7%	69.6%	68.7%
From an end market standpoint, we have four categories: heavy manufacturing, other manufacturing, non-residential construction, and other, the latter of which includes reseller, government/education, transportation, warehousing and storage, and data centers. Our manufacturing end markets are outperforming primarily due to the relative strength we are experiencing with key account customers with significant managed spend where our service model and technology is particularly impactful. This disproportionately benefits manufacturing customers. Other end market sales are improving primarily as a result of strength with warehousing customers due to market share gains and product mix. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Six-month Period		% of Sales Six-month Period
	2025	2024	2025	2024
Heavy manufacturing	6.2%	2.2%	43.1%	43.4%
Other manufacturing	10.6%	3.3%	33.0%	31.9%
Total manufacturing	8.0%	2.7%	76.1%	75.3%
Non-residential construction	-0.1%	-6.1%	8.0%	8.5%
Other end markets	4.8%	2.7%	15.9%	16.2%
Total non-manufacturing	3.1%	-0.5%	23.9%	24.7%
From a customer standpoint, we have two categories: contracts, which include national multi-site, local and regional, and government customers with significant revenue potential, and non-contracts, which include all other customers. Sales with our contract customers continue to outperform as we realize incremental sales from implementing strong customer signings that we have achieved over the last six quarters, which was partially offset by subdued business activity. Non-contract customers tend to be smaller and utilize fewer of our tools and capabilities, providing fewer avenues for share gains and therefore more closely reflect overall business trends, which remain sluggish. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Six-month Period		% of Sales Six-month Period
	2025	2024	2025	2024
Contract sales	9.8%	7.1%	73.1%	70.9%
Non-contract sales	-0.5%	-8.9%	26.9%	29.1%

We signed 12,875 weighted FASTBin and FASTVend devices in the first six months of 2025.
The table below summarizes signings and installations of our FMI devices and sales through our FMI devices, eBusiness(1) tools, and Digital Footprint(2).

	Six-month Period
	2025	2024	DSR Change (3)
Weighted FASTBin/FASTVend signings (MEUs)	12,875	13,914	-7.5%
Signings per day	101	109
Weighted FASTBin/FASTVend installations (MEUs; end of period)	132,174	119,306	10.8%

FASTStock sales	$502.3	484.2	4.6%
% of sales	12.3%	12.5%
FASTBin/FASTVend sales	$1,285.2	1,123.9	15.3%
% of sales	31.4%	29.1%
FMI sales	$1,787.5	1,608.1	12.0%
FMI daily sales	$14.1	12.6
% of sales	43.7%	41.7%

eBusiness sales	$1,239.6	1,103.8	13.2%
% of sales	30.3%	28.6%

Less: eBusiness and FMI sales overlap	$534.5	426.4	26.3%
% of sales	13.1%	11.1%

Digital Footprint sales	$2,492.6	2,285.5	9.9%
% of sales	61.0%	59.2%
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
Gross Profit
Our gross profit, as a percentage of net sales, decreased to 45.2% in the first six months of 2025, from 45.3% in the first six months of 2024. The largest factor behind the decline in our gross profit percentage in the first six months of 2025 was customer and product mix. We continued to experience relatively strong growth from Onsite customers and non-fastener products, each of which tend to have a lower gross profit percentage than our business as a whole. We also experienced higher import duty costs and higher fleet and transportation costs due to inflation in vehicle costs as we cycle our fleet and in third-party freight costs. These adverse impacts were partly offset by slightly favorable price-cost in the second quarter of 2025 and the ongoing fastener expansion project and other supplier-focused initiatives, which favorably impacted our gross profit percentage.

SG&A Expenses
Our SG&A expenses, as a percentage of net sales, were 24.7% in the first six months of 2025 down from 24.9% in the first six months of 2024. Efforts to control growth in operating expenses in the first six months of 2025 produced a 5.1% expansion of total SG&A expenses in the period. Growth in net sales was above growth in SG&A expenses, resulting in our leveraging of costs in the first six months of 2025.
The percentage change in employee-related, occupancy-related, and all other SG&A expenses compared to the same period in the preceding year, is outlined in the table below.

	Approximate Percentage of Total SG&A Expenses	Six-month Period
		2025
Employee-related expenses	70% to 75%	6.3%
Occupancy-related expenses	15% to 20%	4.7%
All other SG&A expenses	10% to 15%	-0.8%
In the first six months of 2025, our employee-related expenses increased when compared to the first six months of 2024. Bonus and commission expense grew faster than the increase in net sales, as a result of improved sales and profit growth versus the prior year period. We experienced an increase in employee base pay due to higher average FTE and average wages during the period. Additionally, healthcare costs increased.
The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior period:

			Change Since:
	Q2 2025	Q4 2024 (1)	Q4 2024
Selling personnel (2)	15,660	15,014	4.3%
Distribution/Transportation personnel	3,098	2,997	3.4%
Manufacturing personnel	966	936	3.2%
Organizational support personnel (3)	2,083	2,011	3.6%
Total personnel	21,807	20,958	4.1%

(1)	In the fourth quarter of 2024, we realigned certain employees as a result of a routine review of our organizational structure. While there is no change to total absolute or total FTE headcount, it produces minor shifts between headcount categories. Historical numbers have been adjusted to reflect this realignment.
(2)	Of our Selling personnel, 80%-85% are attached to a specific in-market location.
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

In the first six months of 2025, our occupancy-related expenses increased when compared to the first six months of 2024. We had moderate increases in branch costs related to inflation, as well as non-branch expenses from incremental depreciation and other costs associated with hub investments and upgrades. FMI FASTBin depreciation and expense increased, reflecting higher installations.
Combined, all other SG&A expenses decreased in the first six months of 2025 when compared to the first six months of 2024. This reflects a number of items. We experienced higher lease costs in our selling-related vehicle fleet due to an increase in the mix of larger truck types and higher prices on newer vehicles which were only partly offset by reductions in fuel expense. IT, sales-related travel, and supplies expense also increased. These increases were more than offset by increased supplier marketing credits and a reduction in general insurance expense.
Operating Income
Our operating income, as a percentage of net sales, increased to 20.5% in the first six months of 2025 from 20.4% in the first six months of 2024.

Net Interest
We had higher interest income in the first six months of 2025. The increase in interest income relative to interest expense resulted in our generating net interest expense of $0.2 in the first six months of 2025, compared to $0.9 in the first six months of 2024.
Income Taxes
We recorded income tax expense of $200.9 in the first six months of 2025, or 24.2% of income before income taxes. Income tax expense was $185.8 in the first six months of 2024, or 23.9% of income before income taxes. We believe our ongoing tax rate, absent any discrete tax items or broader changes to tax law, will be approximately 24.5%.
Net Income
Our net income during the first six months of 2025 was $628.9, an increase of 6.5% compared to the first six months of 2024. Our diluted net income per share was $0.55 in the first six months of 2025, compared to $0.51 in the first six months of 2024.
Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended June 30:

	Six-month Period
	Five-Year Average (1)	2025	2024	Change
Net cash provided by operating activities		$540.8	593.6	-8.8%
% of net income	99.2%	86.0%	100.5%
Net cash used in investing activities		$118.3	101.1	17.0%
% of net income	21.2%	18.8%	17.1%
Net cash used in financing activities		$451.8	452.9	-0.2%
(1) Five-year average includes 2020 to 2024.
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased $52.8 in the first six months of 2025 when compared to the first six months of 2024. The decrease in operating cash flow, as a percent of net income, primarily reflects our operating assets and liabilities being a more significant use of cash in the first six months of 2025 as compared to the first six months of 2024.
Net Cash Used in Investing Activities
Net cash used in investing activities increased $17.2 in the first six months of 2025 when compared to the first six months of 2024.
During the first six months of 2025, our net capital expenditures were $118.1, which was an increase from $100.9 in the first six months of 2024. This was primarily related to an increase in spending on FMI hardware to support growth in our installed base, facility construction and upgrades, IT, and vehicles.
Net Cash Used in Financing Activities
Net cash used in financing activities decreased $1.1 in the first six months of 2025 when compared to the first six months of 2024. This was primarily due to reducing our net indebtedness less in the first six months of 2025 than we did in the first six months of 2024. This was partly offset by an increase in capital returned to shareholders through dividends in the period.
During the first six months of 2025, we returned $499.1 to our shareholders in the form of dividends, compared to the first six months of 2024 when we returned $446.5 to our shareholders in the form of dividends. We did not repurchase any of our common stock in either period.

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
Forward-Looking Statements – Certain statements contained in this quarterly report on Form 10-Q do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations and beliefs regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, our strategies, goals, mission and vision, our expectations related to future capital expenditures, future investment in property and equipment, future tax rates, including anticipated tax impacts from recent legislation, future inventory levels, the declaration and payment of dividends, pricing, weighted FMI device signings, the impact of inflation on our cost of goods or SG&A expenses, the impact of price increases on overall sales growth or margin performance, and our ability to grow our business through the enhancement of sales through our Digital Footprint. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries or any of our end markets, competitive pressure on selling prices, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments and the challenges of operating in foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, weak acceptance or adoption of our FMI offering, increased competition in FMI, difficulty in maintaining installation quality as our FMI business expands, the leasing to customers of a significant number of additional FMI devices, the failure to meet our goals and expectations regarding branch openings, branch closings, or expansion of our FMI offering, the failure to realize expected benefits from the completion of our strategic rationalization, changes in the implementation objectives of our business strategies, challenges in developing and expanding our digital capabilities, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling SG&A expenses, including FTE growth, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, short-term inefficiencies in our supply chain may not normalize or result in certain warehousing customer growth, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law or the impact of any such changes on future tax rates, changes in tariffs or the impact of any such changes on our financial results, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, difficulties measuring the contribution of price increases on sales growth, acts of war, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks from changes in tariffs and import shipping costs, commodity steel prices, commodity energy prices, foreign currency exchange rates, and interest rates. Changes in these factors cause fluctuations in our income and cash flows. We evaluate and manage exposure to these market risks as follows:
Tariffs and import shipping costs – We import a significant quantity of our products from foreign suppliers, primarily from Asia. These imports are both direct, where we procure directly from a foreign producer, and indirect, where we purchase from a domestic supplier that produces or supplies the product we purchase from foreign locations. The current U.S. presidential administration has implemented tariffs on imports from a number of countries, and has proposed or announced tariffs on goods from numerous additional countries and other trade policies intended to restrict imports, which may further increase the cost and the scarcity of our products. Additionally, we incur costs related to shipping charges, duties, harbor fees, and sundry other expenses involved in the movement of product for sale in North America and our other global locations. These costs are embedded in our product values and significant fluctuations can affect our product gross profit. Fluctuations in the cost of tariffs and overseas shipping containers can be affected by the length of our supply chain, contractually agreed upon rates, or differences in rates between routes. We endeavor to offset these impacts in our business by appropriately considering them in our pricing and operational models. We estimate the effect on our net income related to tariffs and import shipping costs were immaterial in the first six months of 2025; however, our tariff exposure may become more impactful in subsequent quarters as our lower tariff inventory is depleted and replaced with inventory that is subject to new and expanded tariffs.
Commodity steel prices – We buy and sell various types of steel products; these products consist primarily of different types of fasteners and related hardware. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers. During the first six months of 2025, the price of steel as reflected in many market indexes most relevant to our business was lower than the prior year period. Due to our long supply chain, changes in the cost of steel can take a number of quarters to be reflected in our financial results. Further, the cost of the raw material is generally a smaller part of the total value of the steel products that we sell, which can also diminish the impact of cost changes for the raw material. We estimate the effect on our net income related to commodity steel prices was immaterial in the first six months of 2025.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity, largely due to our consumption of fuel in our vehicles and utility costs at our facilities. As reflected in many market indexes, energy prices during the first six months of 2025 were below the prior year period. Total direct fuel consumption is a relatively smaller cost to us and, as a result, we estimate the effect on our net income related to commodity energy prices was immaterial in the first six months of 2025.
Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. During the first six months of 2025, prices for fossil fuels were generally at or slightly below the prior year period. The cost of the raw material is generally a smaller part of the total value of the products that we sell, which can diminish the impact of cost changes for the raw material. As a result, we estimate the effect on our net income related to materials for which fossil fuels are a feedstock was immaterial in the first six months of 2025.
Foreign currency exchange rates – Foreign currency fluctuations can affect our operations in countries other than the U.S., and/or the value of income and assets denominated in foreign currencies. Our primary currency exposures are the Canadian dollar and the Mexican peso against the U.S. dollar, reflecting the scale of those operations relative to the size of our business. Changes in foreign currency rates have not historically had a material effect on our results due to certain jurisdictions conducting some portion of their transactions in U.S. dollars and our foreign operations typically having sales and expenses denominated in the applicable local currency. As a result, we have not historically hedged our foreign currency risk. The dollar strengthened in the first six months of 2025 relative to other foreign currencies in which we operate. However, the effect of these changes in foreign currencies to our net income was immaterial in the first six months of 2025.
Interest rates - Loans under our Credit Facility bear interest at floating rates. As a result, changes in such rates can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. Our debt levels are relatively small; therefore, we have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase to our floating rate debt in the first six months of 2025 would have resulted in approximately $0.3 of additional interest expense. A description of our Credit Facility is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements.

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the second quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2025	0	$0.00	0	12,400,000
May 1-31, 2025	0	$0.00	0	12,400,000
June 1-30, 2025	0	$0.00	0	12,400,000
Total	0	$0.00	0	12,400,000

(1)
As of June 30, 2025, we had remaining authority to repurchase 12,400,000 shares of our common stock under the July 12, 2022 authorization, which originally authorized the repurchase of up to 16,000,000 shares. This authorization does not have an expiration date.

ITEM 5 — OTHER INFORMATION
None of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended June 30, 2025.
ITEM 6 — EXHIBITS
INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.2 to Fastenal Company's Form 8-K dated as of April 24, 2025)

3.2	Restated By-Laws of Fastenal Company dated as of February 2, 2024 (incorporated by reference to Exhibit 3.2 to Fastenal Company's 10-K for fiscal year ended December 31, 2023)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following information from the quarterly report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) the information set forth in Part II, Item 5.

104	The cover page from the quarterly report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: July 17, 2025	By:	/s/ Daniel L. Florness
Daniel L. Florness
Chief Executive Officer
(Principal Executive Officer)

Date: July 17, 2025	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Executive Vice President - Interim Chief Financial Officer, Chief Accounting Officer and Treasurer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)