Form 10-Q
period 2025-09-30
FASTENAL CO
filed 2025-10-16
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended September 30, 2025, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 10, 2025, there were approximately 1,148,035,721 shares of the registrant's common stock outstanding.

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

FASTENAL COMPANY
Condensed Consolidated Balance Sheets
(Amounts in millions except share and per share information)
(Unaudited)

Assets	September 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$288.1	255.8
Trade accounts receivable, net of allowance for credit losses of $5.5 and $5.2, respectively	1,347.3	1,108.6
Inventories	1,722.8	1,645.0
Prepaid income taxes	9.4	18.8
Other current assets	178.5	183.7
Total current assets	3,546.1	3,211.9

Property and equipment, net	1,112.6	1,056.6
Operating lease right-of-use assets	315.0	279.2
Other assets	142.6	150.3

Total assets	$5,116.3	4,698.0

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$95.0	75.0
Accounts payable	344.8	287.7
Accrued expenses	261.1	225.6
Current portion of operating lease liabilities	106.8	98.8
Income taxes payable	25.0	—
Total current liabilities	832.7	687.1

Long-term debt	100.0	125.0
Operating lease liabilities	215.5	186.6
Deferred income taxes	62.8	68.9
Other long-term liabilities	10.8	14.1

Commitments and contingencies (Notes 3, 5, 6, and 8)
Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 1,600,000,000 shares authorized, 1,148,033,521 and 1,146,640,904 shares issued and outstanding, respectively	11.5	11.5
Additional paid-in capital	112.9	82.8
Retained earnings	3,826.3	3,613.5
Accumulated other comprehensive loss	(56.2)	(91.5)
Total stockholders' equity	3,894.5	3,616.3
Total liabilities and stockholders' equity	$5,116.3	4,698.0
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Condensed Consolidated Statements of Income
(Amounts in millions except income per share)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Net sales	$6,173.1	5,721.5	$2,133.3	1,910.2
Cost of sales	3,380.6	3,137.8	1,167.5	1,051.6
Gross profit	2,792.5	2,583.7	965.8	858.6

Selling, general, and administrative expenses	1,521.1	1,418.5	524.3	470.5
Operating income	1,271.4	1,165.2	441.5	388.1

Interest income	4.3	4.2	0.7	1.3
Interest expense	(5.3)	(5.6)	(1.6)	(1.8)
Income before income taxes	1,270.4	1,163.8	440.6	387.6

Income tax expense	306.0	275.3	105.1	89.5
Net income	$964.4	888.5	$335.5	298.1

Basic net income per share	$0.84	0.78	$0.29	0.26
Diluted net income per share	$0.84	0.77	$0.29	0.26

Basic weighted average shares outstanding	1,147.4	1,145.1	1,147.9	1,145.5
Diluted weighted average shares outstanding	1,150.3	1,148.3	1,151.0	1,148.4
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Net income	$964.4	888.5	$335.5	298.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	35.3	(2.3)	(4.6)	17.4
Comprehensive income	$999.7	886.2	$330.9	315.5
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Condensed Consolidated Statements of Stockholders' Equity
(Amounts in millions except per share information)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Common stock
Balance at beginning of period	$11.5	11.5	$11.5	11.5
Balance at end of period	11.5	11.5	11.5	11.5
Additional paid-in capital
Balance at beginning of period	82.8	35.2	104.2	57.8
Stock options exercised	23.9	26.3	6.6	7.7
Stock-based compensation	6.2	6.0	2.1	2.0
Balance at end of period	112.9	67.5	112.9	67.5
Retained earnings
Balance at beginning of period	3,613.5	3,356.9	3,743.3	3,500.8
Net income	964.4	888.5	335.5	298.1
Cash dividends paid	(751.6)	(669.9)	(252.5)	(223.4)
Balance at end of period	3,826.3	3,575.5	3,826.3	3,575.5
Accumulated other comprehensive income (loss)
Balance at beginning of period	(91.5)	(54.8)	(51.6)	(74.5)
Other comprehensive income (loss)	35.3	(2.3)	(4.6)	17.4
Balance at end of period	(56.2)	(57.1)	(56.2)	(57.1)
Total stockholders' equity	$3,894.5	3,597.4	$3,894.5	3,597.4

Cash dividends paid per share of common stock	$0.655	0.585	$0.220	0.195
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Cash flows from operating activities:
Net income	$964.4	888.5	$335.5	298.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	126.7	123.0	42.3	41.8
Gain on sale of property and equipment	(2.6)	(3.0)	(1.0)	(1.3)
Bad debt expense (recoveries)	3.5	(0.2)	1.6	0.4
Deferred income taxes	(6.1)	2.8	(7.4)	1.6
Stock-based compensation	6.2	6.0	2.1	2.0
Amortization of intangible assets	8.0	8.0	2.7	2.6
Changes in operating assets and liabilities:
Trade accounts receivable, net	(233.2)	(113.5)	(26.8)	7.4
Inventories	(66.3)	(36.2)	1.4	(48.4)
Other current assets	5.9	(19.6)	(19.8)	(26.1)
Accounts payable	50.3	40.3	25.6	9.6
Accrued expenses	35.4	(14.8)	5.4	7.7
Income taxes	34.8	0.7	22.3	(0.3)
Other	0.8	8.5	3.0	1.8
Net cash provided by operating activities	927.8	890.5	386.9	296.9

Cash flows from investing activities:
Purchases of property and equipment	(185.3)	(166.3)	(60.3)	(59.4)
Proceeds from sale of property and equipment	12.5	9.6	5.6	3.6
Other	(0.3)	(0.3)	(0.1)	(0.1)
Net cash used in investing activities	(173.1)	(157.0)	(54.8)	(55.9)

Cash flows from financing activities:
Proceeds from debt obligations	1,040.0	590.0	365.0	205.0
Payments against debt obligations	(1,045.0)	(610.0)	(400.0)	(200.0)
Proceeds from exercise of stock options	23.9	26.3	6.6	7.7
Cash dividends paid	(751.6)	(669.9)	(252.5)	(223.4)
Net cash used in financing activities	(732.7)	(663.6)	(280.9)	(210.7)

Effect of exchange rate changes on cash and cash equivalents	10.3	1.0	(0.9)	6.4

Net increase in cash and cash equivalents	32.3	70.9	50.3	36.7

Cash and cash equivalents at beginning of period	255.8	221.3	237.8	255.5
Cash and cash equivalents at end of period	$288.1	292.2	$288.1	292.2

Supplemental information:
Cash paid for interest	$5.7	6.0	$1.5	1.8
Net cash paid for income taxes	$274.4	269.4	$89.1	87.6
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$109.5	75.5	$36.4	26.1
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2025 and 2024
(Unaudited)
(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Fastenal Company and subsidiaries (the 'Company,' 'Fastenal,' 'we,' 'our,' or 'us') have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. They do not include all information and footnotes required by U.S. GAAP for a complete set of financial statements. However, except as described herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in our consolidated financial statements as of and for the year ended December 31, 2024. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included.
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
September 30, 2025 and 2024
(Unaudited)
Disaggregation of Revenue
Revenues are attributable to countries based on the selling location from which the sale occurred. Our revenues related to the following geographic areas were as follows for the periods ended September 30:

	Nine-month Period		Three-month Period
	2025	2024	2025	2024
United States	$5,140.1	4,760.2	$1,777.9	1,587.2
% of revenues	83.3%	83.2%	83.3%	83.1%
Canada and Mexico	835.1	783.7	284.8	264.1
% of revenues	13.5%	13.7%	13.4%	13.8%
All other foreign countries	197.9	177.6	70.6	58.9
% of revenues	3.2%	3.1%	3.3%	3.1%
Total revenues	$6,173.1	5,721.5	$2,133.3	1,910.2
The percentages of our sales by end market were as follows for the periods ended September 30:

	Nine-month Period		Three-month Period
	2025	2024	2025	2024
Manufacturing	76.0%	75.2%	75.9%	75.1%
Non-residential construction	8.1%	8.6%	8.3%	8.6%
Other	15.9%	16.2%	15.8%	16.3%
	100.0%	100.0%	100.0%	100.0%
The percentages of our sales by product line were as follows for the periods ended September 30:

		Nine-month Period		Three-month Period
Type	Introduced	2025	2024	2025	2024
Fasteners (1)	1967	30.6%	30.9%	31.0%	30.2%
Tools	1993	8.3%	8.5%	8.2%	8.4%
Cutting tools	1996	5.2%	5.3%	5.1%	5.3%
Hydraulics & pneumatics	1996	6.9%	6.8%	6.9%	6.8%
Material handling	1996	5.7%	5.6%	5.7%	5.7%
Janitorial supplies	1996	9.1%	8.7%	9.0%	9.0%
Electrical supplies	1997	4.7%	4.6%	4.6%	4.8%
Welding supplies	1997	4.2%	4.2%	4.3%	4.2%
Safety supplies	1999	22.1%	22.0%	22.1%	22.5%
Other		3.2%	3.4%	3.1%	3.1%
		100.0%	100.0%	100.0%	100.0%
(1) The fastener product line represents fasteners and miscellaneous supplies.

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2025 and 2024
(Unaudited)
(3) Stockholders' Equity
Dividends
On October 10, 2025, our board of directors declared a quarterly dividend of $0.22 per share of common stock to be paid in cash on November 25, 2025 to shareholders of record at the close of business on October 28, 2025.
The following table presents the cash dividends either paid previously or declared by our board of directors for future payment on a per share basis during 2025 and 2024:

	2025	2024
First quarter	$0.215	$0.195
Second quarter	0.220	0.195
Third quarter	0.220	0.195
Fourth quarter	0.220	0.195
Total	$0.875	$0.780
Stock Options
The following tables summarize the details of options granted under our stock option plans that were outstanding as of September 30, 2025, and the assumptions used to value those grants. All such grants were effective at the close of business on the grant date.

	Options Granted	Option Exercise Price	Closing Stock Price on Grant Date	September 30, 2025
Date of Grant				Options Outstanding	Options Exercisable
January 2, 2025	1,366,636	$36.00	$35.555	1,281,038	88,028
January 2, 2024	1,629,824	$32.00	$31.775	1,392,342	300,986
January 3, 2023	2,143,886	$24.00	$23.700	1,550,945	536,287
January 3, 2022	1,426,876	$31.00	$30.990	941,828	495,346
January 4, 2021	1,483,020	$24.00	$23.825	828,030	537,944
January 2, 2020	1,804,526	$19.00	$18.615	808,286	646,308
January 2, 2019	2,633,848	$13.00	$12.853	711,606	565,046
January 2, 2018	2,175,872	$13.75	$13.635	350,098	284,918
January 3, 2017	3,059,156	$11.75	$11.738	161,302	161,302
Total	17,723,644			8,025,475	3,616,165

Date of Grant	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 2, 2025	4.3%	5.00	2.2%	27.36%	$8.86
January 2, 2024	3.8%	5.00	2.2%	28.44%	$7.94
January 3, 2023	4.0%	5.00	2.6%	29.58%	$5.81
January 3, 2022	1.3%	5.00	1.7%	28.52%	$6.84
January 4, 2021	0.4%	5.00	2.0%	29.17%	$4.79
January 2, 2020	1.7%	5.00	2.4%	25.70%	$3.41
January 2, 2019	2.5%	5.00	2.9%	23.96%	$2.20
January 2, 2018	2.2%	5.00	2.3%	23.45%	$2.51
January 3, 2017	1.9%	5.00	2.6%	24.49%	$2.10

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2025 and 2024
(Unaudited)
All of the options in the tables above vest and become exercisable over a period of up to eight years. Each option will terminate approximately 10 years after the grant date.
The fair value of each share-based option is estimated on the grant date using a Black-Scholes valuation method that uses the assumptions listed above. The risk-free interest rate is based on the United States (U.S.) Treasury rate over the expected life of the option at the time of grant. The expected life is the average length of time over which we expect the employee groups will exercise their options, net of cancellations, which is based on historical experience with similar grants. The dividend yield is estimated over the expected life of the option based on our current dividend payout, historical dividends paid, and expected future cash dividends. Expected stock volatility is based on the movement of our stock price over the most recent historical period equivalent to the expected life of the option.
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the nine-month periods ended September 30, 2025 and 2024 was $6.2 and $6.0, respectively, while the third quarter of 2025 and 2024 was $2.1 and $2.0, respectively. There is no incremental stock-based compensation expense as a result of the stock split described in Note 1. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of September 30, 2025 was $21.7 and is expected to be recognized over a weighted average period of 4.12 years. Any future changes in estimated forfeitures will impact this amount.
Net Income Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted net income per share and a summary of the options to purchase shares of common stock which were excluded from the diluted net income per share calculation because they were anti-dilutive:

	Nine-month Period		Three-month Period
Reconciliation	2025	2024	2025	2024
Basic weighted average shares outstanding	1,147,437,856	1,145,102,552	1,147,871,234	1,145,470,410
Weighted shares assumed upon exercise of stock options	2,814,160	3,169,300	3,165,397	2,896,912
Diluted weighted average shares outstanding	1,150,252,016	1,148,271,852	1,151,036,631	1,148,367,322

	Nine-month Period		Three-month Period
Summary of Anti-dilutive Options Excluded	2025	2024	2025	2024
Options to purchase shares of common stock	1,188,640	2,461,662	—	2,455,992
Weighted average exercise prices of options	$36.00	31.59	$—	31.60
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
(4) Income Taxes
We file income tax returns in the U.S. federal jurisdiction, all states, and various local and foreign jurisdictions. We are no longer subject to income tax examinations by taxing authorities for taxable years before 2022 in the case of U.S. federal examinations, and with limited exceptions, before 2019 in the case of foreign, state, and local examinations. During the first six months of 2025, there were no material changes in unrecognized tax benefits. During the third quarter of 2025, the liability for unrecognized tax benefits decreased by $6.1 due to new information impacting prior year positions.
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (OBBBA). The impact of the OBBBA enactment is immaterial to our Condensed Consolidated Financial Statements.
(5) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases was approximately $133.0. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2025 and 2024
(Unaudited)
(6) Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	Average Interest Rate at September 30, 2025		Debt Outstanding
		Maturity Date	September 30, 2025	December 31, 2024
Unsecured revolving credit facility	5.19%	September 28, 2027	$70.0	—
Senior unsecured promissory notes payable, Series D	2.66%	May 15, 2025	—	75.0
Senior unsecured promissory notes payable, Series E	2.72%	May 15, 2027	50.0	50.0
Senior unsecured promissory notes payable, Series G	2.13%	June 24, 2026	25.0	25.0
Senior unsecured promissory notes payable, Series H	2.50%	June 24, 2030	50.0	50.0
Total			195.0	200.0
Less: Current portion of debt			(95.0)	(75.0)
Long-term debt			$100.0	125.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation			$29.7	31.2
Unsecured Revolving Credit Facility
We have an $835.0 committed unsecured revolving credit facility (the Credit Facility) with an uncommitted accordion option to increase the aggregate revolving commitment by an additional $365.0 for a total of $1,200.0. The Credit Facility includes a committed letter of credit subfacility of $55.0. Any borrowings outstanding under the Credit Facility for which we have the ability and intent to pay using cash within the next 12 months will be classified as a current liability. The Credit Facility contains certain financial and other covenants, and our right to borrow under the Credit Facility is conditioned upon, among other things, our compliance with these covenants. We are currently in compliance with these covenants.
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to Daily Simple SOFR plus a 0.10% spread adjustment plus 0.95%. We pay a commitment fee for the unused portion of the Credit Facility. This fee is either 0.10% or 0.125% per annum based on our use of the Credit Facility.
Senior Unsecured Promissory Notes Payable
We have issued senior unsecured promissory notes under our master note agreement (the Master Note Agreement) in the aggregate principal amount of $125.0 as of September 30, 2025. Our aggregate borrowing capacity under the Master Note Agreement is $900.0; however, none of the institutional investors party to that agreement are committed to purchase notes thereunder. There is no amortization of these notes prior to their maturity date and interest is payable quarterly. The notes currently issued under our Master Note Agreement, including the maturity date and fixed interest rate per annum of each series of note, are contained in the table above. The Master Note Agreement contains certain financial and other covenants and we are currently in compliance with these covenants.
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
September 30, 2025 and 2024
(Unaudited)
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
The following table presents reportable segment net sales from external customers for the periods ended September 30:

	Nine-month Period		Three-month Period
	2025	2024	2025	2024
U.S. net sales from external customers	$5,140.1	4,760.2	$1,777.9	1,587.2
The following table presents a reconciliation of reportable segment ROA pre-tax profit to consolidated income before income taxes for the periods ended September 30:

	Nine-month Period		Three-month Period
	2025	2024	2025	2024
U.S. ROA pre-tax profit	$1,100.2	1,007.1	$380.5	333.8
Other operating segment pre-tax profit (1)	170.2	156.7	60.1	53.8
Income before income taxes	$1,270.4	1,163.8	$440.6	387.6
(1)    Other operating segment pre-tax profit includes ROA pre-tax profit for all other operating segments that are below the reportable segment quantitative threshold and immaterial allocations excluded from ROA pre-tax profit.
The following table presents reportable segment ROA assets for the periods ended:

	September 30, 2025	December 31, 2024
U.S. ROA assets (1)	$2,531.6	2,189.6
(1)    Operating segment ROA assets primarily include accounts receivable, inventory, and in-market location vehicles, and exclude certain centrally managed assets.
Other Segment Disclosures
Interest revenue and interest expense included in the ROA pre-tax profit are not material. The following table presents reportable segment ROA pre-tax profit depreciation and amortization expense for the periods ended September 30:

	Nine-month Period		Three-month Period
	2025	2024	2025	2024
U.S. ROA pre-tax profit depreciation and amortization expense	$121.8	110.5	$41.1	37.8
(8) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2024 annual report on Form 10-K in Note 11 of the Notes to Consolidated Financial Statements. As of September 30, 2025, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse impact on our Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2025 and 2024
(Unaudited)
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

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements and should be read in conjunction with the condensed consolidated financial statements. Dollar amounts are stated in millions except for share and per share amounts and where otherwise noted. All historical common stock share and per share information in this quarterly report on Form 10-Q have been retroactively adjusted to reflect the two-for-one stock split effective at the close of business on May 21, 2025. Percentage and dollar change calculations, which are based on non-rounded dollar values, may not be able to be recalculated using the dollar values in this document due to the rounding of those dollar values. References to daily sales rate (DSR) change may reflect either growth (positive) or contraction (negative) for the applicable period. Prior to June 30, 2025, we disclosed the number of in-market locations which comprised the total number of branch and Onsite locations. As our focus shifts from metrics primarily addressing development of capabilities to metrics addressing customer sites served by our selling locations, we intend to disclose only the number of branch locations.
Business
Fastenal is a global leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of approximately 1,600 branch locations. Our largest end market is manufacturing. Sales to these customers include products for both original equipment manufacturing (OEM), where our products are consumed in the final products of our customers, and manufacturing, repair, and operations (MRO), where our products are consumed to support the facilities and ongoing operations of our customers. We also service general and commercial contractors in non-residential end markets as well as farmers, truckers, railroads, oil exploration companies, oil production and refinement companies, mining companies, federal, state, and local government entities, schools, warehouse and storage, data centers, and certain retail trades. Geographically, our branch locations and customers are primarily in North America, though we continue to grow our non-North American presence as well.
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

Executive Overview
The following table presents a performance summary of our results of operations for the nine- and three-month periods ended September 30, 2025 and 2024.

	Nine-month Period			Three-month Period
	2025	2024	Change	2025	2024	Change
Net sales	$6,173.1	5,721.5	7.9%	$2,133.3	1,910.2	11.7%
Business days	191	192		64	64
Daily sales	$32.3	29.8	8.5%	$33.3	29.8	11.7%
Gross profit	$2,792.5	2,583.7	8.1%	$965.8	858.6	12.5%
% of net sales	45.2%	45.2%		45.3%	44.9%
SG&A expenses	$1,521.1	1,418.5	7.2%	$524.3	470.5	11.5%
% of net sales	24.6%	24.8%		24.6%	24.6%
Operating income	$1,271.4	1,165.2	9.1%	$441.5	388.1	13.7%
% of net sales	20.6%	20.4%		20.7%	20.3%
Income before income taxes	$1,270.4	1,163.8	9.2%	$440.6	387.6	13.7%
% of net sales	20.6%	20.3%		20.7%	20.3%
Net income	$964.4	888.5	8.5%	$335.5	298.1	12.6%
Diluted net income per share	$0.84	0.77	8.4%	$0.29	0.26	12.3%

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

			Change Since:		Change Since:		Change Since:
	Q3 2025	Q2 2025	Q2 2025	Q4 2024	Q4 2024	Q3 2024	Q3 2024
Selling personnel - absolute employee headcount (1)	17,196	17,192	0.0%	16,669	3.2%	16,620	3.5%
Selling personnel - FTE employee headcount (1)	15,414	15,660	-1.6%	15,014	2.7%	15,035	2.5%
Total personnel - absolute employee headcount	24,438	24,362	0.3%	23,702	3.1%	23,518	3.9%
Total personnel - FTE employee headcount	21,568	21,807	-1.1%	20,958	2.9%	20,894	3.2%

Number of branch locations	1,590	1,596	-0.4%	1,597	-0.4%	1,597	-0.4%
Number of $50k+ customer sites	2,771	2,683	3.3%	2,330	18.9%	2,401	15.4%
Weighted FMI devices (MEU installed count)	133,910	132,174	1.3%	126,957	5.5%	123,193	8.7%
(1)    In the fourth quarter of 2024, we realigned certain employees as a result of a routine review of our organizational structure. While there was no change to total absolute or total FTE headcount, it produced minor shifts between headcount categories. Historical numbers have been adjusted to reflect this realignment.
During the last twelve months, we increased our total FTE employee headcount by 674. Our total FTE selling and sales support personnel increased by 379 to support growth and sales initiatives to target customer acquisition. We had an increase in our distribution and transportation FTE personnel of 106 to support increased product throughput at our distribution facilities. We had an increase in our remaining FTE personnel of 189, which related primarily to personnel investments in IT, quality control, and strategy and communications.

THIRD QUARTER OF 2025 VERSUS THIRD QUARTER OF 2024
Results of Operations
The following table sets forth condensed consolidated statements of income information (as a percentage of net sales) for the periods ended September 30:

	Three-month Period
	2025	2024
Net sales	100.0%	100.0%
Gross profit	45.3%	44.9%
SG&A expenses	24.6%	24.6%
Operating income	20.7%	20.3%
Net interest	0.0%	0.0%
Income before income taxes	20.7%	20.3%

Note – Amounts may not foot due to rounding difference.
Sales
The table below sets forth net sales and daily sales for the periods ended September 30, and changes in such sales from the prior period to the more recent period:

	Three-month Period
	2025	2024
Net sales	$2,133.3	1,910.2
Percentage change	11.7%	3.5%
Business days	64	64
Daily sales	$33.3	29.8
Percentage change	11.7%	1.9%
Daily sales impact of currency fluctuations	0.1%	-0.1%
Net sales increased $223.2, or 11.7%, in the third quarter of 2025 when compared to the third quarter of 2024. Both periods had the same number of selling days. Even though industrial production was still sluggish in the third quarter of 2025, the performance reflects the contribution from improved customer contract signings since the first quarter of 2024. Changes in foreign exchange rates positively affected sales in the third quarter of 2025 by approximately 10 basis points and negatively affected sales in the third quarter of 2024 by approximately 10 basis points.
We experienced an increase in unit sales in the third quarter of 2025. This was due to growth in the number of customer sites spending $10k or more per month with Fastenal and, to a lesser degree, growth in average monthly sales per customer site across all customer spend categories. The impact of product pricing on net sales in the third quarter of 2025 was an increase of 240 to 270 basis points, in contrast to the third quarter of 2024, when the impact of product pricing was not material.
From a product standpoint, we have three categories: fasteners, including fasteners used in OEM and MRO, safety supplies, and other product lines, the latter of which includes eight smaller product categories, such as tools, janitorial supplies, and cutting tools. Industrial production was still sluggish in the third quarter of 2025; however, the performance of our fastener product line outperformed our non-fastener product lines. The fastener category experienced improved growth in the third quarter of 2025, as compared to the third quarter of 2024, driven by easier comparisons, increased contribution from large customer signings, better product availability in our distribution centers, and pricing actions implemented in the second and third quarters of 2025. We achieved growth in our safety category reflecting the lower volatility of PPE demand, which tends to be utilized in more MRO than OEM applications, growth of our vending installed base, and success with data center customers. Other product lines experienced higher growth from MRO-oriented lines, such as janitorial, and from OEM-oriented lines, such as welding/

abrasives, despite continued soft manufacturing demand. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2025	2024	2025	2024
OEM fasteners	15.9%	-3.1%	19.8%	19.0%
MRO fasteners	12.0%	-5.3%	11.2%	11.2%
Total fasteners	14.4%	-4.0%	31.0%	30.2%
Safety supplies	9.8%	6.8%	22.1%	22.5%
Other product lines	10.7%	3.7%	46.9%	47.3%
Total non-fasteners	10.4%	4.7%	69.0%	69.8%
From an end market standpoint, we have four categories: heavy manufacturing, other manufacturing, non-residential construction, and other, the latter of which includes reseller, government/education, transportation, warehousing and storage, and data centers. Our manufacturing end markets outperformed primarily due to the relative strength we are experiencing with key account customers with significant managed spend where our service model and technology are particularly impactful. This disproportionately benefits manufacturing customers. The non-residential construction end market experienced growth for the second time in twelve consecutive quarters. Other end market sales were favorably impacted by growth with education and healthcare, transportation, and data center customers. These were partially offset by declining sales with resellers, although at a lower decline than we've historically seen. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2025	2024	2025	2024
Heavy manufacturing	12.4%	0.7%	43.1%	42.7%
Other manufacturing	12.9%	6.2%	32.8%	32.4%
Total manufacturing	12.7%	3.0%	75.9%	75.1%
Non-residential construction	7.5%	-3.6%	8.3%	8.6%
Other end markets	8.9%	-0.3%	15.8%	16.3%
Total non-manufacturing	8.4%	-1.5%	24.1%	24.9%
From a customer standpoint, we have two categories: contracts, which include national multi-site, local and regional, and government customers with significant revenue potential, and non-contracts, which include all other customers. Sales with our contract customers continue to outperform as we realize incremental sales from implementing strong customer signings that we have achieved since the first quarter of 2024, which was partially offset by subdued business activity. Non-contract customers tend to be smaller and utilize fewer of our tools and capabilities, providing fewer avenues for share gains and therefore more closely reflect overall business trends, which remain sluggish. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2025	2024	2025	2024
Contract sales	13.2%	6.3%	73.8%	72.0%
Non-contract sales	7.2%	-8.1%	26.2%	28.0%

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

	Three-month Period 2025			Three-month Period 2024
	Customer Sites (#) (1) (2)	Sales	Mo. Sales per Customer Site (3)	Customer Sites (#) (1) (2)	Sales	Mo. Sales per Customer Site (3)
Manufacturing
$50k+/Mo. (4)	2,304	$971.8	$140,596	2,025	$827.9	$136,280

$10k+/Mo.	8,913	1,411.5	52,788	8,318	1,240.2	49,699
$5k-$10k/Mo.	4,472	96.1	7,163	4,465	95.5	7,130
<$5k/Mo.	28,936	100.8	1,161	31,245	103.6	1,105
Other sales (5)	—	2.2	—	—	11.7	—
Total manufacturing	42,321	$1,610.6	$12,668	44,028	$1,451.0	$10,897

Non-manufacturing
$50k+/Mo. (4)	467	$170.1	$121,413	376	$122.9	$108,954

$10k+/Mo.	3,282	340.5	34,583	2,962	277.0	31,173
$5k-$10k/Mo.	2,852	60.4	7,059	2,862	60.5	7,046
<$5k/Mo.	50,368	110.1	729	56,424	113.5	671
Other sales (5)	—	11.7	—	—	8.2	—
Total non-manufacturing	56,502	$522.7	$3,015	62,248	$459.2	$2,415

Total
$50k+/Mo. (4)	2,771	$1,141.9	$137,363	2,401	$950.8	$132,001

$10k+/Mo.	12,195	1,752.0	47,888	11,280	1,517.2	44,835
$5k-$10k/Mo.	7,324	156.5	7,123	7,327	156.0	7,097
<$5k/Mo.	79,304	210.9	886	87,669	217.1	825
Other sales (5)	—	13.9	—	—	19.9	—
Total	98,823	$2,133.3	$7,149	106,276	$1,910.2	$5,929
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

FMI Technology comprises our FASTStock℠ (scanned stocking locations), FASTBin® (infrared, RFID, and scaled bins), and FASTVend® (vending devices) offerings. FASTStock's fulfillment processing technology is not embedded, is relatively less expensive and highly flexible in application, and is delivered using our proprietary mobility technology. FASTBin and FASTVend incorporate highly efficient and powerful embedded data tracking and fulfillment processing technologies. The first statistic below is a weighted FMI® measure, which combines the signings and installations of FASTBin and FASTVend in a standardized machine equivalent unit (MEU) based on the expected output of each type of device. We do not include FASTStock in this measurement because scanned stocking locations can take many forms, such as bins, shelves, cabinets, pallets, etc., that cannot be converted into a standardized MEU. The second statistic is sales through FMI Technology, which combines the sales through FASTStock, FASTBin, and FASTVend. A portion of the growth in sales experienced by FMI, particularly FASTStock and FASTBin, reflects the migration of products from less efficient non-digital stocking locations to more efficient, digital stocking locations.
We signed 7,050 weighted FASTBin and FASTVend devices in the third quarter of 2025. Our goal for weighted FASTBin and FASTVend device signings in 2025 remains between 25,000 to 26,000 MEUs.
The table below summarizes signings and installations of our FMI devices and sales through our FMI devices, eBusiness (1) tools, and Digital Footprint (2).

	Three-month Period
	2025	2024	DSR Change (3)
Weighted FASTBin/FASTVend signings (MEUs)	7,050	7,281	-3.2%
Signings per day	110	114
Weighted FASTBin/FASTVend installations (MEUs; end of period)	133,910	123,193	8.7%

FASTStock sales	$274.8	244.7	12.3%
% of sales	12.7%	12.7%
FASTBin/FASTVend sales	$703.6	586.8	19.9%
% of sales	32.6%	30.3%
FMI sales	$978.4	831.5	17.7%
FMI daily sales	$15.3	13.0
% of sales	45.3%	43.0%

eBusiness sales	$628.7	582.3	8.0%
% of sales	29.1%	30.1%

Less: eBusiness and FMI sales overlap	$283.3	231.9	22.1%
% of sales	13.1%	12.0%

Digital Footprint sales	$1,323.8	1,181.9	12.0%
% of sales	61.3%	61.1%
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
Gross Profit
Our gross profit, as a percentage of net sales, increased to 45.3% in the third quarter of 2025 from 44.9% in the third quarter of 2024. The fastener expansion project, other supplier-focused initiatives, and improvements in customer and supplier incentives contributed to the gross profit percentage increase in the third quarter of 2025. The aforementioned positive effects on our gross profit percentage were partially offset by a couple of variables. First, customer mix diluted our gross profit percentage. This reflects relatively stronger growth from large customers, including Onsite-like customers, which tend to have a lower gross profit percentage than our business as a whole. Second, we experienced higher organizational/overhead costs, primarily due to certain working capital being relieved from inventory generating higher period costs. Price/cost had a neutral impact on our gross profit percentage.

SG&A Expenses
Our SG&A expenses, as a percentage of net sales, were unchanged at 24.6% in the third quarter of 2025 from 24.6% in the third quarter of 2024.
The percentage change in employee-related, occupancy-related, and all other SG&A expenses compared to the same period in the preceding year, is outlined in the table below.

	Approximate Percentage of Total SG&A Expenses	Three-month Period
		2025
Employee-related expenses	70% to 75%	12.9%
Occupancy-related expenses	15% to 20%	5.3%
All other SG&A expenses	10% to 15%	10.9%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes.
In the third quarter of 2025, our employee-related expenses increased when compared to the third quarter of 2024. We experienced an increase in employee base pay, although at a rate below the growth in sales, due to higher average FTE during the period, and, to a lesser degree, higher average wages during the period. Bonuses and commissions and profit sharing increased at a rate greater than sales as a result of improved business activity and financial performance versus the year-ago period.
The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior periods:

			Change Since:		Change Since:
	Q3 2025	Q2 2025	Q2 2025	Q3 2024 (1)	Q3 2024
Selling personnel (2)	15,414	15,660	-1.6%	15,035	2.5%
Distribution/Transportation personnel	3,057	3,098	-1.3%	2,951	3.6%
Manufacturing personnel	973	966	0.7%	914	6.5%
Organizational support personnel (3)	2,124	2,083	2.0%	1,994	6.5%
Total personnel	21,568	21,807	-1.1%	20,894	3.2%

(1)
In the fourth quarter of 2024, we realigned certain employees as a result of a routine review of our organizational structure. While there was no change to total absolute or total FTE headcount, it produced minor shifts between headcount categories. Historical numbers have been adjusted to reflect this realignment.

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
In the third quarter of 2025, our occupancy-related expenses increased when compared to the third quarter of 2024. This was driven by general inflation in branch rental costs and, to a lesser degree, higher depreciation from an increase in the installed base of FMI hardware.
All other SG&A expenses include: (1) selling-related transportation, (2) IT expenses, (3) general corporate expenses, which consist of legal expenses, general insurance expenses, travel and marketing expenses, etc., and (4) sales of property and equipment.

Combined, all other SG&A expenses increased in the third quarter of 2025 when compared to the third quarter of 2024. Selling-related transportation costs were higher, reflecting higher lease costs, which were only partially offset by lower fuel expense. We had relatively smaller increases in IT, realized losses on currency conversion, sales-related travel expense, and bad debt expense, which were partially offset by reductions in general insurance expense and increases in joint marketing efforts with our suppliers.
Operating Income
Our operating income, as a percentage of net sales, increased to 20.7% in the third quarter of 2025 from 20.3% in the third quarter of 2024.
Net Interest
We had lower interest income earned during the third quarter of 2025 and lower interest expense in the third quarter of 2025. The decrease in interest income relative to interest expense resulted in net interest expense of $0.9 in the third quarter of 2025, which compared to net interest expense of $0.5 in the third quarter of 2024.
Income Taxes
We recorded income tax expense of $105.1 in the third quarter of 2025, or 23.9% of income before income taxes. Income tax expense was $89.5 in the third quarter of 2024, or 23.1% of income before income taxes. Our tax rate in the third quarter of 2025 was below our expected ongoing tax rate due to a decrease in our liability for unrecognized tax benefits in the third quarter of 2025, and the tax benefits associated with the exercise of stock options during the period. These reductions were partially offset by the return to provision adjustments processed in the third quarter of 2025. We believe our ongoing tax rate, absent any discrete tax items or broader changes to tax law, will be approximately 24.5%.
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (OBBBA). The impact of the OBBBA enactment is immaterial to our Condensed Consolidated Financial Statements.
Net Income
Our net income during the third quarter of 2025 was $333.5, an increase of 12.6% compared to the third quarter of 2024. Our diluted net income per share was $0.29 in the third quarter of 2025, compared to $0.26 in the third quarter of 2024.
Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended September 30:

	Three-month Period
	Five-Year Average (1)	2025	2024	Change
Net cash provided by operating activities		$386.9	296.9	30.3%
% of net income	104.2%	115.3%	99.6%
Net cash used in investing activities		$54.8	55.9	-1.9%
% of net income	16.3%	16.3%	18.8%
Net cash used in financing activities		$280.9	210.7	33.4%
(1) Five-year average includes 2020 to 2024.

Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $90.0 in the third quarter of 2025 when compared to the third quarter of 2024. The increase in operating cash flow, as a percent of net income, primarily reflects a reduction in estimated income tax payments relating to the reinstatement of bonus depreciation in 2025 and working capital being a modest source of cash in the third quarter of 2025, as opposed to a use of cash in the third quarter of 2024.
The dollar and percentage change in accounts receivable, net, inventories, and accounts payable as of September 30, 2025 when compared to September 30, 2024 were as follows:

	September 30		Twelve-month Dollar Change	Twelve-month Percentage Change
	2025	2024	2025	2025
Accounts receivable, net	$1,347.3	1,200.6	$146.6	12.2%
Inventories	1,722.8	1,559.5	163.3	10.5%
Trade working capital	$3,070.1	2,760.1	$309.9	11.2%

Accounts payable	$344.8	301.7	$43.1	14.3%
Trade working capital, net	$2,725.3	2,458.4	$266.8	10.9%

Net sales in last three months	$2,133.3	1,910.2	$223.2	11.7%
Note - Amounts may not foot due to rounding differences.
The increase in our accounts receivable balance in the third quarter of 2025 was primarily attributable to growth in sales with our customers, including relative growth with larger customers that tend to carry longer payment terms.
The increase in our inventory balance in the third quarter of 2025 was primarily attributable to two factors. First, we added inventory to support projected growth in our business. Second, and to a lesser extent, tariffs and general inflation have led to increased inventory valuation.
The increase in our accounts payable balance in the third quarter of 2025 was primarily attributable to an increase in our product purchases as reflected in the growth in inventories.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased $1.1 in the third quarter of 2025 when compared to the third quarter of 2024. This was primarily related to an increase in spending for FMI hardware to support growth in our installed base, facility construction and upgrades, IT, and vehicles that was partially offset by an increase in proceeds from sales of vehicles and property.
Our capital spending typically falls into five categories: (1) purchases related to FMI hardware, (2) purchases of property and equipment related to expansion of and enhancements to distribution centers, owned or leased branch properties, and other company facilities, (3) spending on software and hardware for our information processing systems, (4) the addition of fleet vehicles, and (5) the addition of manufacturing equipment. Proceeds from the sales of property and equipment, typically for the planned disposition of pick-up trucks as well as distribution vehicles and trailers in the normal course of business, are netted against these purchases and additions. During the third quarter of 2025, our net capital expenditures (purchases of property and equipment, net of proceeds from sales of property and equipment) were $54.7, which was a slight decrease from $55.8 in the third quarter of 2024. This was primarily related to an increase in spending for FMI hardware to support growth in our installed base, facility construction and upgrades, IT, and vehicles that was partially offset by an increase in proceeds from sales of vehicles and property.
Cash requirements for capital expenditures were satisfied from cash generated from operations, available cash and cash equivalents, our borrowing capacity, and the proceeds of disposals. For 2025, we expect our net capital expenditures to be within a range of $235.0 to $255.0, an increase from $214.1 in 2024. The expected growth on a year-to-year basis reflects three items. First, we had higher distribution center spending as we completed construction of our replacement Utah hub facility in the third quarter of 2025, began construction on a replacement Atlanta hub facility, and improved our picking capacity and efficiency across our hub network. Second, we expect greater outlays for FMI hardware. Third, we expect elevated IT spending as projects that were expected in 2024 experienced delays and are expected to continue throughout 2025.

Net Cash Used in Financing Activities
Net cash used in financing activities increased $70.2 in the third quarter of 2025 when compared to the third quarter of 2024. In the third quarter of 2025, we had higher average borrowings outstanding and were using capital to reduce those balances. In contrast, during the third quarter of 2024, we had lower average borrowings and a smaller proportion of those balances were part of a facility that was eligible for repayment. As a result, we used significantly more capital to reduce debt balances in the third quarter of 2025 relative to the third quarter of 2024. We also increased capital returned to shareholders through dividends in the period.
During the third quarter of 2025, we returned $252.5 to our shareholders in the form of dividends, compared to the third quarter of 2024 when we returned $223.4 to our shareholders in the form of dividends. We did not repurchase any of our common stock in either period.
We have authority to purchase up to 12,400,000 shares of our common stock under the July 12, 2022 authorization. This authorization does not have an expiration date.
Total debt on our balance sheet was $195.0 at the end of the third quarter of 2025, or 4.8% of total capital (the sum of stockholders' equity and total debt). This compares to $240.0, or 6.3% of total capital, at the end of the third quarter of 2024. The reduction in debt at the end of the third quarter of 2025 versus the prior period reflects strong generation of net cash provided by operating activities over the last 12 months in excess of what was necessary to finance net capital expenditures, payment of dividends, and other investing and financing cash needs.
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

NINE MONTHS ENDED SEPTEMBER 30, 2025 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2024
Results of Operations
The following table sets forth condensed consolidated statements of income information (as a percentage of net sales) for the periods ended September 30:

	Nine-month Period
	2025	2024
Net sales	100.0%	100.0%
Gross profit	45.2%	45.2%
SG&A expenses	24.6%	24.8%
Operating income	20.6%	20.4%
Net interest	0.0%	0.0%
Income before income taxes	20.6%	20.3%

Note – Amounts may not foot due to rounding differences.
Sales
The table below sets forth net sales and daily sales for the periods ended September 30, and changes in such sales from the prior period to the more recent period:

	Nine-month Period
	2025	2024
Net sales	$6,173.1	5,721.5
Percentage change	7.9%	2.4%
Business days	191	192
Daily sales	$32.3	29.8
Percentage change	8.5%	1.9%
Daily sales impact of currency fluctuations	-0.1%	-0.1%
Net sales increased $451.6, or 7.9%, in the first nine months of 2025 when compared to the first nine months of 2024. The effect from adverse weather in the first nine months of 2025 was not material compared to the first nine months of 2024, when the effect of adverse weather was a reduction in sales by 10 to 30 basis points. Changes in foreign exchange rates negatively affected sales by approximately 10 basis points in the first nine months of 2025 and 2024.
We experienced an increase in unit sales in the first nine months of 2025 when compared to the first nine months of 2024. This was primarily due to growth with large customers, both those operating out of Onsite locations that have been opened in the last two years and, to a lesser degree, those being serviced from traditional branch operations. The impact of product pricing on net sales in the first nine months of 2025 was an increase of 130 to 160 basis points, compared to the first nine months of 2024, which experienced a decline of 10 to 40 basis points. The increase reflects pricing actions implemented in the second and third quarters of 2025 to address additional tariffs enacted beginning in February 2025.

From a product standpoint, we have three categories: fasteners, including fasteners used in OEM and MRO, safety supplies, and other product lines, the latter of which includes eight smaller product categories, such as tools, janitorial supplies, and cutting tools. With industrial production still sluggish in the first nine months of 2025, the performance of our fastener product line continued to lag our non-fastener product lines. The fastener category experienced improved growth in the first nine months of 2025 driven by easier comparisons, increased contribution from large customer signings, better product availability in our distribution centers, and pricing actions implemented in the second and third quarters of 2025. We achieved growth in our safety category reflecting the lower volatility of PPE demand, which tends to be utilized in more MRO than OEM applications, growth of our vending installed base, and success with warehousing and data center customers. Other product lines experienced higher growth from MRO-oriented lines, such as janitorial and material handling, rather than from OEM-oriented lines, such as cutting tools and welding/abrasives, reflecting continued soft manufacturing demand. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Nine-month Period		% of Sales Nine-month Period
	2025	2024	2025	2024
OEM fasteners	9.4%	-3.1%	19.5%	19.4%
MRO fasteners	3.9%	-5.0%	11.1%	11.5%
Total fasteners	7.3%	-3.8%	30.6%	30.9%
Safety supplies	9.2%	7.4%	22.1%	22.0%
Other product lines	8.8%	3.5%	47.3%	47.1%
Total non-fasteners	9.0%	4.7%	69.4%	69.1%
From an end market standpoint, we have four categories: heavy manufacturing, other manufacturing, non-residential construction, and other, the latter of which includes reseller, government/education, transportation, warehousing and storage, and data centers. Our manufacturing end markets are outperforming primarily due to the relative strength we are experiencing with key account customers with significant managed spend where our service model and technology is particularly impactful. This disproportionately benefits manufacturing customers. Other end market sales are improving primarily as a result of strength with transportation, education and healthcare, and data center customers due to market share gains and product mix. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Nine-month Period		% of Sales Nine-month Period
	2025	2024	2025	2024
Heavy manufacturing	8.2%	1.7%	43.1%	43.2%
Other manufacturing	11.4%	4.2%	32.9%	32.0%
Total manufacturing	9.6%	2.8%	76.0%	75.2%
Non-residential construction	2.4%	-5.2%	8.1%	8.6%
Other end markets	6.2%	1.7%	15.9%	16.2%
Total non-manufacturing	4.9%	-0.8%	24.0%	24.8%
From a customer standpoint, we have two categories: contracts, which include national multi-site, local and regional, and government customers with significant revenue potential, and non-contracts, which include all other customers. Sales with our contract customers continue to outperform as we realize incremental sales from implementing strong customer signings that we have achieved since the first quarter of 2024, which was partially offset by subdued business activity. Non-contract customers tend to be smaller and utilize fewer of our tools and capabilities, providing fewer avenues for share gains and therefore more closely reflect overall business trends, which remain sluggish. The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Nine-month Period		% of Sales Nine-month Period
	2025	2024	2025	2024
Contract sales	11.0%	6.8%	73.4%	71.3%
Non-contract sales	2.0%	-8.6%	26.6%	28.7%

We signed 19,925 weighted FASTBin and FASTVend devices in the first nine months of 2025.
The table below summarizes signings and installations of our FMI devices and sales through our FMI devices, eBusiness(1) tools, and Digital Footprint(2).

	Nine-month Period
	2025	2024	DSR Change (3)
Weighted FASTBin/FASTVend signings (MEUs)	19,925	21,194	-6.0%
Signings per day	104	110
Weighted FASTBin/FASTVend installations (MEUs; end of period)	133,910	123,193	8.7%

FASTStock sales	$777.2	728.9	7.2%
% of sales	12.4%	12.6%
FASTBin/FASTVend sales	$1,988.8	1,710.7	16.9%
% of sales	31.8%	29.5%
FMI sales	$2,766.0	2,439.6	14.0%
FMI daily sales	$14.5	12.7
% of sales	44.3%	42.1%

eBusiness sales	$1,868.3	1,686.1	11.4%
% of sales	29.9%	29.1%

Less: eBusiness and FMI sales overlap	$817.8	658.4	24.9%
% of sales	13.1%	11.4%

Digital Footprint sales	$3,816.5	3,467.3	10.6%
% of sales	61.1%	59.9%
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
Gross Profit
Our gross profit, as a percentage of net sales, was 45.2% in the first nine months of 2025 and the first nine months of 2024. The fastener expansion project, other supplier-focused initiatives, slightly favorable price/cost, and improvements in customer and supplier incentives increased our gross profit percentage in the first nine months of 2025. The aforementioned positive effects on our gross profit percentage were offset by a number of variables. First, customer and product mix diluted our gross profit percentage. This reflects relatively stronger growth from large customers, including Onsite-like customers, and non-fastener products, each of which tend to have a lower gross profit percentage than our business as a whole. Second, we experienced higher freight costs. Third, we experienced higher organizational/overhead costs, primarily due to certain working capital being relieved from inventory generating higher period costs.

SG&A Expenses
Our SG&A expenses, as a percentage of net sales, were 24.6% in the first nine months of 2025 down from 24.8% in the first nine months of 2024. Efforts to control growth in operating expenses in the first nine months of 2025 produced a 7.2% expansion of total SG&A expenses in the period. Growth in net sales was above growth in SG&A expenses, resulting in our leveraging of costs in the first nine months of 2025.
The percentage change in employee-related, occupancy-related, and all other SG&A expenses compared to the same period in the preceding year, is outlined in the table below.

	Approximate Percentage of Total SG&A Expenses	Nine-month Period
		2025
Employee-related expenses	70% to 75%	8.5%
Occupancy-related expenses	15% to 20%	4.9%
All other SG&A expenses	10% to 15%	2.8%
In the first nine months of 2025, our employee-related expenses increased when compared to the first nine months of 2024. Bonus and commission expense grew faster than the increase in net sales, as a result of improved sales and profit growth versus the prior year period. We experienced an increase in employee base pay due to higher average FTE and average wages during the period. Additionally, healthcare costs increased.
The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior period:

			Change Since:
	Q3 2025	Q4 2024 (1)	Q4 2024
Selling personnel (2)	15,414	15,014	2.7%
Distribution/Transportation personnel	3,057	2,997	2.0%
Manufacturing personnel	973	936	4.0%
Organizational support personnel (3)	2,124	2,011	5.6%
Total personnel	21,568	20,958	2.9%

(1)	In the fourth quarter of 2024, we realigned certain employees as a result of a routine review of our organizational structure. While there was no change to total absolute or total FTE headcount, it produced minor shifts between headcount categories. Historical numbers have been adjusted to reflect this realignment.
(2)	Of our Selling personnel, 80%-85% are attached to a specific in-market location.
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

In the first nine months of 2025, our occupancy-related expenses increased when compared to the first nine months of 2024. We had moderate increases in branch costs related to inflation, as well as non-branch expenses from incremental depreciation and other costs associated with hub investments and upgrades. FMI FASTBin depreciation and expense increased, reflecting higher installations.
Combined, all other SG&A expenses increased in the first nine months of 2025 when compared to the first nine months of 2024. This reflects a number of items. Selling-related transportation costs were higher, reflecting higher lease costs, which were only partially offset by lower fuel expense. We had relatively smaller increases in IT, sales-related travel expense, bad debt expense, and realized losses on currency conversion, which were partially offset by increases in joint marketing efforts with our suppliers and reductions in general insurance expense.
Operating Income
Our operating income, as a percentage of net sales, increased to 20.6% in the first nine months of 2025 from 20.4% in the first nine months of 2024.

Net Interest
We had slightly higher interest income in the first nine months of 2025 and lower interest expense in the first nine months of 2025. The increase in interest income relative to interest expense resulted in net interest expense of $1.0 in the first nine months of 2025, compared to net interest expense of $1.4 in the first nine months of 2024.
Income Taxes
We recorded income tax expense of $306.0 in the first nine months of 2025, or 24.1% of income before income taxes. Income tax expense was $275.3 in the first nine months of 2024, or 23.7% of income before income taxes. Our tax rate in the first nine months of 2025 was below our expected ongoing tax rate due to the tax benefits associated with the exercise of stock options during the period, and a decrease in our liability for unrecognized tax benefits in the third quarter of 2025. These reductions were partially offset by the return to provision adjustments processed in the third quarter of 2025. We believe our ongoing tax rate, absent any discrete tax items or broader changes to tax law, will be approximately 24.5%.
Net Income
Our net income during the first nine months of 2025 was $964.4, an increase of 8.5% compared to the first nine months of 2024. Our diluted net income per share was $0.84 in the first nine months of 2025, compared to $0.77 in the first nine months of 2024.
Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended September 30:

	Nine-month Period
	Five-Year Average (1)	2025	2024	Change
Net cash provided by operating activities		$927.8	890.5	4.2%
% of net income	100.8%	96.2%	100.2%
Net cash used in investing activities		$173.1	157.0	10.3%
% of net income	19.6%	17.9%	17.7%
Net cash used in financing activities		$732.7	663.6	10.4%
(1) Five-year average includes 2020 to 2024.
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $37.3 in the first nine months of 2025 when compared to the first nine months of 2024. The decrease in operating cash flow, as a percent of net income, primarily reflects our operating assets and liabilities being a more significant use of cash, which was only partially offset by a reduction in estimated income tax payments in the first nine months of 2025 than in the first nine months of 2024.
Net Cash Used in Investing Activities
Net cash used in investing activities increased $16.1 in the first nine months of 2025 when compared to the first nine months of 2024.
During the first nine months of 2025, our net capital expenditures were $172.8, which was an increase from $156.7 in the first nine months of 2024. This was primarily related to an increase in spending on FMI hardware to support growth in our installed base, facility construction and upgrades, IT, and vehicles.
Net Cash Used in Financing Activities
Net cash used in financing activities increased $69.1 in the first nine months of 2025 when compared to the first nine months of 2024. This was primarily due to reducing our net indebtedness less in the first nine months of 2025 than we did in the first nine months of 2024. This was partly offset by an increase in capital returned to shareholders through dividends in the period.
During the first nine months of 2025, we returned $751.6 to our shareholders in the form of dividends, compared to the first nine months of 2024 when we returned $669.9 to our shareholders in the form of dividends. We did not repurchase any of our common stock in either period.

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
Tariffs and import shipping costs – We import a significant quantity of our products from foreign suppliers, primarily from Asia. These imports are both direct, where we procure directly from a foreign producer, and indirect, where we purchase from a domestic supplier that produces or supplies the product we purchase from foreign locations. The current U.S. presidential administration has implemented tariffs on imports from a number of countries which have increased the cost of our products. Additionally, we incur costs related to shipping charges, duties, harbor fees, and sundry other expenses involved in the movement of product for sale in North America and our other global locations. These costs are embedded in our product values and significant fluctuations can affect our product gross profit. Fluctuations in the cost of tariffs and overseas shipping containers can be affected by the length of our supply chain, contractually agreed upon rates, or differences in rates between routes. We endeavor to offset these impacts in our business by appropriately considering them in our pricing and operational models. We estimate the effect on our net income related to tariffs and import shipping costs were immaterial in the first nine months of 2025; however, our tariff exposure may become more impactful in subsequent quarters as our lower tariff inventory is depleted and replaced with inventory that is subject to new and expanded tariffs.
Commodity steel prices – We buy and sell various types of steel products; these products consist primarily of different types of fasteners and related hardware. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers. During the first nine months of 2025, the price of steel as reflected in many market indexes most relevant to our business was higher than the prior year period. Due to our long supply chain, changes in the cost of steel can take a number of quarters to be reflected in our financial results. Further, the cost of the raw material is generally a smaller part of the total value of the steel products that we sell, which can also diminish the impact of cost changes for the raw material. We estimate the effect on our net income related to commodity steel prices was immaterial in the first nine months of 2025.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity, largely due to our consumption of fuel in our vehicles and utility costs at our facilities. As reflected in many market indexes, energy prices during the first nine months of 2025 were below the prior year period. Total direct fuel consumption is a relatively smaller cost to us and, as a result, we estimate the effect on our net income related to commodity energy prices was immaterial in the first nine months of 2025.
Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. During the first nine months of 2025, prices for fossil fuels were below the prior year period. The cost of the raw material is generally a smaller part of the total value of the products that we sell, which can diminish the impact of cost changes for the raw material. As a result, we estimate the effect on our net income related to materials for which fossil fuels are a feedstock was immaterial in the first nine months of 2025.
Foreign currency exchange rates – Foreign currency fluctuations can affect our operations in countries other than the U.S., and/or the value of income and assets denominated in foreign currencies. Our primary currency exposures are the Canadian dollar and the Mexican peso against the U.S. dollar, reflecting the scale of those operations relative to the size of our business. Changes in foreign currency rates have not historically had a material effect on our results due to certain jurisdictions conducting some portion of their transactions in U.S. dollars and our foreign operations typically having sales and expenses denominated in the applicable local currency. As a result, we have not historically hedged our foreign currency risk. The dollar strengthened in the first nine months of 2025 relative to other foreign currencies in which we operate. However, the effect of these changes in foreign currencies to our net income was immaterial in the first nine months of 2025.
Interest rates - Loans under our Credit Facility bear interest at floating rates. As a result, changes in such rates can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. Our debt levels are relatively small; therefore, we have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase to our floating rate debt in the first nine months of 2025 would have resulted in approximately $0.4 of additional interest expense. A description of our Credit Facility is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements.

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the third quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2025	0	$0.00	0	12,400,000
August 1-31, 2025	0	$0.00	0	12,400,000
September 1-30, 2025	0	$0.00	0	12,400,000
Total	0	$0.00	0	12,400,000

(1)
As of September 30, 2025, we had remaining authority to repurchase 12,400,000 shares of our common stock under the July 12, 2022 authorization, which originally authorized the repurchase of up to 16,000,000 shares. This authorization does not have an expiration date.

ITEM 5 — OTHER INFORMATION
None of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended September 30, 2025.
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

101
The following information from the quarterly report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) the information set forth in Part II, Item 5.

104	The cover page from the quarterly report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: October 16, 2025	By:	/s/ Daniel L. Florness
Daniel L. Florness
Chief Executive Officer
(Principal Executive Officer)

Date: October 16, 2025	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Executive Vice President - Interim Chief Financial Officer, Chief Accounting Officer, and Treasurer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)