Form 10-K
period 2025-12-31
FASTENAL CO
filed 2026-02-05
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025, or

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
Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was $48,111,881,160, based on the closing price of the registrant's Common Stock on that date. For purposes of determining this number, all executive officers and directors of the registrant as of June 30, 2025 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of January 21, 2026, the registrant had 1,148,179,210 shares of Common Stock issued and outstanding.

FASTENAL COMPANY
ANNUAL REPORT ON FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement relating to our 2026 annual meeting of shareholders (Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Our Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K, or in our other reports and other written and oral statements we made from time to time, do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations regarding the business environment in which we operate, our projections of future performance and opportunities for growth based on potential market opportunities, our perceived marketplace opportunities, our strategies, goals, mission and vision, historical sequential trends and sales changes, and our expectations about matters including capital expenditures, tax rates, inventory levels, liquidity, declaration and payment of dividends, liabilities from tax positions, the performance of our fastener business in comparison to our non-fastener business, openings and closing of branch locations and new machine equivalent units for Fastenal Managed Inventory (FMI) (including bin stock and industrial vending) and the competitive advantages they offer, our digital solutions and other product offerings (including new product lines), contract accounts as a percentage of overall sales, the advantages of our integrated physical and virtual model, growth in safety products as a percentage of product sales, the amount of FMI sales that we may be able to service through local inventory fulfillment terminals, and the ability of our competitors to replicate our distribution capabilities. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns (including economic downturns as a result of global pandemics), weakness in the manufacturing or commercial construction industries or any of our end markets, competitive pressure on selling prices, changes in trade policies or tariffs, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, product and transportation inflation, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, increased competition (including with respect to our FMI), difficulty in maintaining installation quality as our industrial vending business expands, the failure to meet our goals and expectations regarding branch openings, branch closings, or expansion of our FMI offering, the failure to realize expected benefits from the completion of our strategic rationalization, changes in the implementation objectives of our business strategies, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling operating expenses, difficulty in collecting receivables or accurately predicting future inventory needs, changes in sales trends, changes in supplier production lead times, short-term inefficiencies in our supply chain may not normalize or result in certain warehousing customer growth, changes in our cash position or our need to make capital expenditures, credit market volatility and increases in interest rates, changes in tax law or the impact of discrete items on future tax rates, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, difficulty in obtaining continued business from new safety product customers and the acceptance by customers of any new product lines, cybersecurity incidents, potential liability and reputational damage that can arise if our products are defective, and other risks and uncertainties detailed in this Annual Report on Form 10-K under the heading 'Item 1A. Risk Factors'. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

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
On April 23, 2025, Fastenal Company (together with our subsidiaries, hereinafter referred to as 'Fastenal,' 'the Company,' 'we,' 'our,' or 'us') announced a two-for-one stock split of its outstanding common stock. Holders of the Company's common stock, par value $0.01 per share, at the close of business on May 5, 2025, received one additional share of common stock for every share of common stock they owned. The stock split took effect at the close of business on May 21, 2025. All historical common stock share, per share information, stock option awards, and stockholders' equity balances for all periods presented in the accompanying Consolidated Financial Statements and Notes thereto in this Annual Report on Form 10-K have been retroactively adjusted to reflect the two-for-one stock split.
PART I
ITEM 1.BUSINESS
Note – Information in this section is as of year end unless otherwise noted. The year end is December 31, 2025 unless additional years are included or noted.
Overview
Fastenal began as a partnership in 1967, and was incorporated under the laws of Minnesota in 1968. We opened our first branch in 1967 in Winona, Minnesota, a city with a population today of approximately 26,000. We began with a marketing strategy of supplying threaded fasteners to customers through a branch network in small, medium, and, in subsequent years, large cities. Over time, how and where we engage our customers has expanded and evolved. Today we sell a broader range of industrial and construction supplies spanning more than nine major product lines through a global network of locations utilizing diverse technologies such as vending devices, bin stock devices, and eBusiness. The large majority of our transactions are business-to-business. We provide additional descriptions of our product lines and market channels later in this document. At the end of 2025, we had 1,595 branch locations in 25 countries supported by 15 distribution centers in North America, with 12 in the United States (U.S.), two in Canada, and one in Mexico; two in Asia; and two in Europe, and we employed 24,489 people. We believe our success can be attributed to the high quality of our employees and their convenient proximity to our customers, and our ability to offer customers a full range of products and services to reduce their total cost of procurement.
Channels to Market
Historically, our growth was primarily measured by our physical locations count. Today, we emphasize optimizing our footprint and tailoring service models to customer sites based on their size and potential for growth. Physical location openings and adjustments reflect local market conditions and strategic priorities rather than a uniform expansion approach.
We engage customers primarily through physical selling locations that deliver Fastenal service and solutions at or near customer operations called sites (Sites). Starting in 2025, we have disclosed Sites information instead of public branches and customer-dedicated Onsites. These Sites are distinct locations of our customers' operations where we maintain inventory tailored to local demand, supported by our regional distribution networks.
Each Site may incorporate one or more service models, including Fastenal Managed Inventory (FMI) programs (FASTStock, FASTBin, FASTVend), integrated supply programs, eBusiness capabilities, and advanced manufacturing services. These models are designed to improve product availability, automate replenishment, and reduce procurement costs for customers.
Customer Sites and Sales Segmentation
Our strategy prioritizes customer sites with monthly sales potential of $50,000 or more. Segmentation by spend level provides insight into the scale and potential of customer relationships served through our network. The following table summarizes customer Sites averaged by monthly spend band and related monthly sales metrics with the final metric representing the count of individual unique sites that did business throughout the year.

	2025	2024	2023	2022	2021	2020	2019	2018	2017	2016
Manufacturing
$50k+ Sites (1)(2)(3)	2,215	1,994	1,877	1,712	1,331	1,069	1,065	930	734	622
Sales	$3,696	3,262	3,071	2,671	1,959	1,550	1,554	1,328	1,035	863
Monthly sales (4)	$139,041	136,338	136,357	130,023	122,658	120,853	121,581	118,996	117,518	115,568

$10k+ Sites (1)(2)	8,688	8,218	8,048	7,764	6,689	5,740	5,908	5,491	4,798	4,315
Sales	$5,409	4,890	4,680	4,236	3,314	2,723	2,766	2,458	2,031	1,764
Monthly sales (4)	$51,886	49,588	48,461	45,462	41,280	39,531	39,019	37,303	35,277	34,071

$5k+ Sites (1)(2)	13,114	12,623	12,516	12,289	10,995	9,900	10,208	9,612	8,718	7,977
Sales	$5,790	5,267	5,062	4,622	3,681	3,076	3,131	2,808	2,363	2,073
Monthly sales (4)	$36,790	34,773	33,706	31,345	27,895	25,893	25,562	24,342	22,587	21,660

Other (5)	29,199	31,385	33,475	37,677	44,660	50,070	57,546	60,888	63,491	64,386
Sales	$413	453	473	505	530	542	592	602	580	543
Monthly sales (4)	$1,179	1,201	1,176	1,117	989	901	857	825	761	702

Total Manufacturing	42,313	44,008	45,991	49,966	55,655	59,970	67,754	70,500	72,209	72,363
Sales	$6,203	5,720	5,535	5,127	4,211	3,618	3,723	3,410	2,943	2,616
Monthly sales (4)	$12,216	10,831	10,029	8,551	6,305	5,027	4,579	4,031	3,396	3,012

Non-Manufacturing
$50k+ Sites (1)(2)(3)	438	370	324	308	279	260	158	138	114	103
Sales	$631	492	438	418	412	653	191	162	148	125
Monthly sales (4)	$119,977	110,721	112,731	113,095	123,029	209,391	100,738	98,007	108,333	101,294

$10k+ Sites (1)(2)	3,135	2,905	2,817	2,698	2,345	2,127	1,870	1,706	1,421	1,311
Sales	$1,283	1,095	1,028	980	898	1,089	579	512	434	393
Monthly sales (4)	$34,102	31,414	30,405	30,269	31,908	42,654	25,789	24,995	25,440	24,975

$5k+ Sites (1)(2)	5,952	5,724	5,681	5,593	4,964	4,638	4,382	4,050	3,504	3,259
Sales	$1,521	1,333	1,269	1,223	1,117	1,299	788	706	606	554
Monthly sales (4)	$21,300	19,402	18,618	18,219	18,750	23,334	14,984	14,535	14,407	14,176

Other (5)	50,096	56,697	64,078	77,149	97,191	115,215	140,114	149,091	158,044	159,351
Sales	$477	493	543	630	683	731	822	849	842	792
Monthly sales (4)	$793	726	706	681	586	529	489	474	444	414

Total Non-Manufacturing	56,048	62,421	69,759	82,742	102,155	119,853	144,496	153,141	161,548	162,610
Sales	$1,998	1,826	1,812	1,853	1,800	2,030	1,610	1,555	1,448	1,346
Monthly sales (4)	$2,971	2,438	2,164	1,867	1,469	1,411	929	846	747	690

Total
$50k+ Sites (1)(2)(3)	2,653	2,364	2,201	2,020	1,610	1,329	1,223	1,068	848	725
Sales	$4,326	3,754	3,510	3,089	2,371	2,204	1,745	1,490	1,183	988
Monthly sales (4)	$135,893	132,329	132,879	127,442	122,723	138,174	118,888	116,284	116,283	113,540

$10k+ Sites (1)(2)	11,823	11,123	10,865	10,462	9,034	7,867	7,778	7,197	6,219	5,626
Sales	$6,692	5,985	5,708	5,216	4,211	3,812	3,345	2,970	2,465	2,157
Monthly sales (4)	$47,170	44,842	43,780	41,544	38,848	40,375	35,838	34,386	33,029	31,951

$5k+ Sites (1)(2)	19,066	18,347	18,197	17,882	15,959	14,538	14,590	13,662	12,222	11,236
Sales	$7,311	6,600	6,331	5,845	4,798	4,375	3,919	3,514	2,969	2,627
Monthly sales (4)	$31,954	29,978	28,996	27,240	25,051	25,077	22,385	21,435	20,242	19,489

Other (5)	79,295	88,082	97,553	114,826	141,851	165,285	197,660	209,979	221,535	223,737
Sales	$890	946	1,015	1,135	1,214	1,273	1,414	1,451	1,422	1,334
Monthly sales (4)	$935	895	867	824	713	642	596	576	535	497

All Sites per Month (1)(2)	98,361	106,429	115,750	132,708	157,810	179,823	212,250	223,641	233,757	234,973
Sales	$8,201	7,546	7,347	6,981	6,011	5,647	5,334	4,965	4,391	3,962
Monthly sales (4)	$6,948	5,908	5,289	4,383	3,174	2,617	2,094	1,850	1,565	1,405
All Unique Sites (6)	250,845	268,592	303,010	356,788	436,826	499,589	563,285	587,354	609,769	621,217

(1)	Sites represent the number of customer locations served by our network. Individual customers with multiple locations will have multiple customer sites.
(2)	Sites numbers reflect the monthly average of active Site counts.
(3)	$50k+ Sites are disclosed as a representation of Onsite-like customers and are also a subset of $10k+ and $5k+ Sites.
(4)	Monthly sales per Site totals are not rounded to the millions and represents the exact dollar amount.
(5)	Other sales represents sales to Sites under $5k/monthly and sales that are not tied to a specific Site. This includes certain service fees, cash sales, direct material sales, etc.
(6)	Unique Sites represent the total number of distinct locations that recorded sales during the year.
Our Business Tools
Fastenal Managed Inventory (FMI®)
Over time, we have invested in and developed various technologies that allow us to put physical product closer to the point of use in a customer location, increase the visibility of a customer's supply chain (to the customer as well as our personnel), and/or improve the ability to monitor or control usage. While there are isolated exceptions, these technologies are not themselves channels to the market but rather are utilized by our selling locations to enhance service to our customers. Collectively, these tools comprise our FMI Technology suite. We believe our fully integrated distribution network allows us to manage the supply chain for all sizes of customers. FMI programs tend to generate a higher frequency of business transactions and, coupled with our fully integrated distribution network, foster a strong relationship with customers.
Industrial vending (FASTVend®) was introduced in 2008 to provide our customers with improved product monitoring and control. Benefits include reduced consumption, reduced purchase orders, reduced product handling, and 24-hour product availability. We believe that we have a market advantage by virtue of our extensive network of inventory and local personnel. For these reasons, the initiative began to gain significant traction in 2011, and we finished 2025 with approximately 124,000 FASTVend devices in the field. We believe industrial vending has proven its effectiveness in strengthening our relationships with customers, and helped to streamline the supply chain where it has been utilized. We also believe there remains considerable room to grow our current installed base of devices before it begins to approach the number of units we believe the market can support. We estimate the market could support as many as 1.7 million vending units and, as a result, we anticipate continued growth in installed devices over time.
Our industrial vending portfolio consists of 21 different vending devices, with 16 of these being in either a helix or locker format. Our most utilized models include the helix-based FAST 5000 and our 12- and 18-door lockers; combined, these comprise approximately 63% of our installed base of devices. These are either configurable or are available in multiple configurations to accommodate the various sizes and forms of products that will be dispensed to match the unique needs of our customers. Target monthly sales per device typically range from under $1,000 to in excess of $3,000, with our flagship FAST 5000 device having a targeted monthly throughput of $2,000.
Bin stock (FASTStock℠ and FASTBin®) programs, where product is held in bins in a customer facility, are similar to our vending business in that it involves moving product closer to the point of customer use within their facilities. Such programs have existed in the industrial supply industry for a considerable time, with open bins being clustered in a racking system, each of which holds direct fasteners, indirect fasteners, and/or non-fastener products that are consumed in the customers' operations. Historically, these bins were simply plastic and metal containers that held product and were visually inspected by our customers or Fastenal personnel to determine replenishment need. These bins in some cases are organized and labeled into customized digital plan-o-grams, which we call FASTStock and allow for the scanning of product when it is at a minimum desired level. However, in 2019 we introduced our FASTBin technology. FASTBin is the evolution of FASTStock into a set of electronic inventory management solutions that automate process controls by providing 24/7 continuous inventory monitoring, real-time inventory visibility, and automatic replenishment of bin stock parts.
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
The table below summarizes the signings and installations of, and sales through, our FMI devices.

	Twelve-month Period
	2025	2024	DSR Change (1)
Weighted FASTBin/FASTVend signings (MEUs)	25,892	27,984	-7.5%
Signings per day	102	110
Weighted FASTBin/FASTVend installations (MEUs; end of period)	136,638	126,957	7.6%

FASTStock sales	$1,037.7	956.6	8.9%
% of sales	12.5%	12.5%
FASTBin/FASTVend sales	$2,675.0	2,295.5	17.0%
% of sales	32.2%	30.0%
FMI sales	$3,712.7	3,252.1	14.6%
FMI daily sales	$14.6	12.8
% of sales	44.7%	42.5%
(1)Weighted FASTBin/FASTVend signings and installations reflects the percent change compared to the same period in the prior year.
Digital Solutions
We also invest in digital solutions that aim to deliver strategic value for our customers, leverage local inventory for same-day solutions, and provide efficient service. While there is a transactional element to our digital services, many of the solutions we invest in are intended to add value to customers by illuminating various elements of their supply chain. In many cases, this provides insights that allow us to migrate transactional, 'non-sticky' (and traditionally high cost) online spend into a 'sticky' managed setting (such as our FMI programs). These solutions take many forms:
1) Transactional. Our eBusiness includes eProcurement activities, which are integrated transactions, including electronic data interchange (EDI), and eCommerce (transactional website sales), which provide a means for our customers to effectively and efficiently procure indirect and unplanned spend. While there is a retail component to our transactional digital services, most of the sales attributable to this is with our traditional customer base, nearly all of which purchase digitally as a supplement to other channels and tools it utilizes with Fastenal. We attribute the sales generated from a customer location through our transactional platforms to the location traditionally servicing this customer location.
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
3) Digital Visibility. Our digital capabilities are intended to produce operational efficiencies for our customers and ourselves and/or to deliver strategic value by illuminating customer supply chain operations where the employee works. For instance, we have developed, and continue to develop, 'Mobility' applications (Apps), one example of which is our FASTScan and BinStock App, which provides several benefits. It provides easy, real-time information pertaining to a customer's local inventory position within their point-of-use devices. Other applications are assisted by artificial intelligence (AI) to analyze customer usage data to recommend optimized parts and quantity for specific devices, which improves customer inventories while reducing the risk of stock-outs. Our Vending App moves our fulfillment process from a vending device-based keypad function to a tablet or scanning interaction, which improves the restock process (reduced risk of product outages), reducing time consumed (greater efficiency) while improving accuracy (improved quality assurance). We will continue to build out our suite of Apps.

Visibility is also achieved through EDI connectivity between our system and our customers' procurement systems – whether a direct integration into their Enterprise Resource Planning system or through a third-party procurement network or marketplace. These solutions provide a system-to-system exchange of electronic procurement documents (such as purchase orders, advanced shipping notices, and invoices for direct and indirect spend). Our eProcurement Solutions provide a bridge between our managed replenishment activity and our customers' procurement systems – creating an efficient, accurate and streamlined procure-to-pay process.
4.) Crib Management. We host FASTCrib, a cloud-based software tool designed to provide customers with visibility and control of their entire supply chain. It is an integrated platform that maintains customer-specific product catalogs, provides control and tracking of inventory levels, streamlines and consolidates procurement processes, and enables rich visualization and reporting in an environment with robust user controls. It also has asset tracking features and integrates with portions of our FMI suite. FASTCrib creates a one-stop, just-in-time supply chain management capability for all of the products and services consumed by our customers, whether provided directly by Fastenal or other vendors.
Digital Footprint
Our digital products and services are comprised of sales through FMI (FASTStock, FASTBin, and FASTVend) plus that proportion of our eBusiness sales that do not represent billings of FMI services (collectively, our Digital Footprint). We believe the data that is created through our digital capabilities enhances product visibility, traceability, and control that reduces risk in operations and creates ordering and fulfillment efficiencies for both us and our customers. FAST360 is the tool Fastenal uses to effectively and efficiently present these data analytics to both customers and our employees to improve the ability for data driven decision making. As a result, we believe our opportunity to grow our business will be enhanced through the continued development and expansion of our digital capabilities. Our Digital Footprint represented 61.4% of sales in 2025.
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
Distribution Network
We operate 15 regional distribution centers in North America: 12 in the U.S., two in Canada, and one in Mexico. We also operate two distribution centers in Asia and two distribution centers in Europe. These distribution centers give us approximately 5.3 million square feet of distribution capacity. Additional details on these locations can be found within the 'Item 2. Properties' section of this Form 10-K. These distribution centers are located so as to permit deliveries of two to five times per week to our selling locations using our trucks and overnight delivery by surface common carrier, with approximately 79% of our North American selling locations receiving service four to five times per week. The distribution centers in Indiana and Kansas also serve as 'master' hubs, with those in California and North Carolina serving as 'secondary' hubs to support the needs of the selling locations in their geographic regions, as well as to provide a broader selection of products for the selling locations serviced by the other distribution centers.
We currently operate 12 of our North American distribution centers with automated storage and retrieval systems (ASRS). These distribution centers operate with greater speed and efficiency, and currently handle approximately 96% of our picking activity. We expect to invest in additional automation technologies, expand existing distribution facilities, and/or add new distribution centers over time as our scale and the number of our selling locations increases.
We also utilize a network of Local Inventory Fulfillment Terminals (LIFTs) which reside within our existing distribution centers and are intended to support areas that have a dense population of FMI devices. Traditionally, branch personnel were solely responsible for stocking and packaging FMI-related inventory, delivering to a customer's location, and refilling the customer's devices. As our sales through FMI devices have grown, this approach resulted in redundant inventory in a territory and a greater proportion of our sales personnel's time being spent on non-sales activities, an issue we are mitigating through LIFTs. We primarily utilize a 'drop-and-deliver' model wherein a LIFT is responsible for stocking and packaging FMI supplies, producing inventory and accuracy benefits, and delivering them to the business unit, where delivery and replenishment is then performed by local district or branch personnel. In a minority of cases we deploy a 'drop-and-scatter' model, wherein delivery and replenishment is also performed by LIFT personnel. In 2025, approximately 11% of our FMI sales were supported through a LIFT, but over time we believe this figure can approximate 40% of our FMI sales.

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
We transport product between our distribution centers and from our distribution centers to our selling locations. We typically transport approximately 90% of our products on our own fleet of Class 6, 7, and 8 trucks, with the remainder being on third party shippers. Costs range from lease charges, driver pay, fuel costs to support our captive fleet, and fees paid to third-party shippers. These expenses are included in cost of goods sold but are not considered a part of our landed product cost, with fluctuations typically addressed by applying freight charges to customer purchases and by securing commercial back-hauls. We primarily lease our trucks, and at December 31, 2025, we operated approximately 590 units.
We transport product from our selling locations to our customers on a fleet of pick-up, box, and other trucks. Expenses to maintain this fleet are considered selling-related transportation costs, which include lease charges, depreciation, and fuel, and are typically reflected in all other selling, general, and administrative (SG&A) expenses. We have a mix of leased and owned vehicles, and at December 31, 2025, we operated approximately 9,200 units.
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
Products
Fastenal was founded as a distributor of fasteners and related industrial and construction supplies. This includes threaded fasteners, bolts, nuts, screws, studs, and related washers, as well as miscellaneous supplies and hardware, such as pins, machinery keys, concrete anchors, metal framing systems, wire rope, strut, rivets, and related accessories. Our fastener product line, which is primarily sold under the Fastenal product name, represented 30.5% of our consolidated sales in 2025.
Fastener distribution is complex. In most cases, the product has low per unit value but high per unit weight. This presents challenges in moving product from suppliers, most of whom are outside of North America, to our distribution centers, as well as from our distribution centers to our customer locations. At the same time, fasteners are ubiquitous in manufactured products, construction projects, and maintenance and repair while also exhibiting great geometric variability based on use and application. In many cases, a fastener is a critical part in machine uptime and/or effective use. These features have greatly influenced our logistical development, training and educational programs, support capabilities, and inventory decisions, which we believe would be difficult for competitors to replicate.
In 1993, we began to aggressively add additional product lines, and these represented 69.5% of our consolidated sales in 2025. These products, which we refer to as non-fastener product lines, tend to move through the same distribution channel, get used by the same customers, and utilize the same logistical capabilities as the original fastener product line. This logic is as true today as it was when we first began to diversify our product offering. However, over time, the supply chain for these product lines has evolved in ways independent of the fastener line. For instance, non-fastener product lines benefit disproportionately from our development of industrial vending.

The largest category of non-fastener products is our safety supplies product line, which accounted for 22.2% of our consolidated sales in 2025. This product line has seen significant sales growth in the last 10 years, which we believe is directly attributable to our success cross-selling safety supplies to customers that utilize us for non-safety products, as well as our ability to market, deploy, and service industrial vending over that period. We expect these variables to remain the primary drivers of performance for our safety supplies product line.
We plan to continue to add other product lines in the future.
In the last several decades, we have added 'private label' brands (often referred to as 'Exclusive Brands', or brands sold exclusively through Fastenal) to our non-fastener offering. Prior to 2023, each of our product categories tended to have its own private label. In 2023, we consolidated these into two labels: Body Guard®, which is our long-standing brand for North American safety supplies, and ORMADUS®, which is our global brand encompassing the remainder of our product offerings. These private label brands represented approximately 11% of our consolidated sales in 2025. We believe it is also appropriate to think about our private label sales as a percentage of our non-fastener sales for two reasons: (1) there is not a well-defined branded versus private label dynamic in fasteners as there is in non-fasteners; and (2) non-fastener data is more comparable to information reported by our peers, who do not generally have our significant mix of fastener business. Private label brand sales represented approximately 16% of our total non-fastener sales in 2025. Over time we expect our private label sales as a percentage of our total non-fastener sales to increase, although oftentimes, these increases through specific channels are masked by the relative sales growth we experience with Onsite locations, which typically have a lower percentage of total sales of private label than in branches or sales through vending devices.
Detailed information about our sales by product line is provided in Note 2 of the Notes to Consolidated Financial Statements included later in this Form 10-K. Each product line may contain multiple product categories.
Inventory Control
Our inventory stocking levels are determined using our computer systems, by our sales personnel at selling locations, and by our district and regional leadership. The data used for this determination is derived from sales activity from all of our selling locations, from individual selling locations, and from different geographic areas. It is also derived from supplier information and from customer demographic information. Our computer system monitors the inventory level for all stock items and triggers replenishment, or prompts a buyer to purchase, as necessary, based on an established minimum-maximum stocking level. In the past we have utilized a base inventory model for all of our branches, and such a model still exists in a smaller subset of our selling locations. Increasingly, however, branches primarily stock inventory that is deemed to be appropriate by the district and branch personnel to service the customers within their selling territory. Similarly, non-branch selling locations (primarily Onsites) stock inventory exclusively based on customer-specific arrangements. Inventories in distribution centers are established from computerized data for the selling locations served by the respective distribution center. Inventory quantities are continuously re-balanced utilizing an automated transfer mechanism we call 'inventory re-distribution'.
Inventory held at our selling locations, close to customers and available on a same-day basis, accounted for approximately 54% of our total inventory at the end of 2025. Inventory held at our distribution centers and manufacturing locations accounted for approximately 46% of our total inventory at the end of 2025. In 2025, we focused on stocking more products in our distribution centers resulting in better product availability, improved profitability, and overall efficiency gains. The distribution center and manufacturing location inventory, when combined with our trucking network, allows for fast, next-day service at a very competitive cost.
Manufacturing and Support Services Operations
In 2025, approximately 96% of our consolidated net sales were attributable to products manufactured by other companies to industry standards or to customer specific requirements. The remaining 4% related to products manufactured, modified, or repaired by our manufacturing businesses or our industrial services. These manufactured products consist primarily of non-standard sizes of threaded fasteners and hardware made to customers' specifications at one of our nine manufacturing locations, or standard sizes manufactured under our Holo-Krome®, Cardinal Fasteners®, and Spensall® product lines. These manufactured products represent approximately 8% of our fastener sales. The services provided by the industrial services group include, but are not limited to, tool and hoist repair, chain sling and hose fabrication, band saw blade welding, packaging, and other light manufacturing and fabrication. We may add additional services in the future. We engage in these activities primarily as a service to our customers and expect the services to continue to contribute in the range of 4% to 6% of our consolidated net sales in the future.
Sources of Supply
We use a diverse group of suppliers for the standard stock items we distribute. Most items distributed by our network can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control, strong relationships, reliable lead times, and effective costing. During 2025, we had a single supplier that accounted for more than 5% of our inventory purchases, whereas all remaining suppliers fell below that threshold.

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
Customers and Marketing
Our model is built around a broad product offering, timely fulfillment processes, convenient physical locations, extensive digital and services capabilities, and the superior service orientation and expertise of our employees. We believe we are successful because of our ability to integrate these features into supply chain solutions that are tailored to the specific challenges of our customers' operations. When deployed effectively, we have demonstrated the ability to assume responsibility for portions of our customers' sourcing operations while reducing the cost, lowering the risk, and increasing the scalability of our customers' supply chains. Our value proposition is focused on improving the operating effectiveness and reducing the total cost of ownership of our customers' supply chains.
Approximately 71% to 76% of our customers are in manufacturing end markets, which encompass heavy machinery, fabricated products, process industries (oil & gas, petrochemical, mining, pulp and paper, etc.), and transportation components (automotive, aerospace, etc.). We provide both the direct and indirect material needs of these customers. The remaining 24% to 29% of our customers fall primarily into non-residential construction (general and commercial contractors), reseller (retail and wholesale trades, dealers, and rental businesses), transportation services (air, train, maritime or truck transport, as well as warehousing and fulfillment centers), and state and local government entities, including schools, school districts, and universities.
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
Approximately 74% of our consolidated sales in 2025 were with customers whose spend was subject to a contractual agreement between ourselves and the customer. The terms and conditions of these contracts will vary from customer to customer, with the most common features being the scope of products and services rendered, product and service pricing, payment terms, delivery expectations, quality obligations, warranty and liability exposure, and contract duration. Many contracts will also incorporate expectations for direct (e.g., cost) or indirect (e.g., process productivity and efficiency) savings that are expected to be achieved over the course of the contract and the interval at which progress toward these expectations will be reviewed.
Our contractual programs fall into three broad categories:
•National accounts represent the largest proportion of our contract business, accounting for 65% of our consolidated sales in 2025. This program is aimed at multi-location customers where the scale and scope of the direct and indirect materials that need to be managed are very complex and costly. We believe our broad product offering coupled with our local presence as part of a national and increasingly international footprint, our ability to provide a consistent level of high-touch service, and our ancillary capabilities around manufacturing, quality control, and product knowledge, are attractive to these multi-site customers. Further, we believe our advantage with these customers has only been strengthened as we have added other capabilities, such as Onsite, FMI, digital solutions, and resources to serve these customers' unique demands.
•Local and regional contracts tend to establish terms and conditions for a customer's locations that have a more limited geographic scope, typically falling within an individual district or region. The scale and scope of the products and services that are addressed tend to be narrower and less complex than is the case for national account agreements. Some agreements cover the entirety of a customer's operations where the selling locations are focused in a specific geographic territory. Other agreements may represent a subset of a customer's North American or global operations, with additional selling locations either covered by separate local and regional contracts, being serviced on a transactional basis, or not being serviced at all. In the former case, we often try to migrate the customer to a national agreement.

•Government contracts establish Fastenal as an approved supplier of indirect materials to facilities managed by local, state, or municipal authorities. We do not generate meaningful direct sales from federal government agencies. These agreements are not different in function from local and regional non-government contracts. However, they generally involve different priorities, are heavily influenced by stricter regulatory obligations, and require specialized knowledge and processes to negotiate and maintain compliance.
We anticipate sales to contract customers will increase as a percentage of our total sales over time.
During 2025, no single customer represented 5% or more of our consolidated net sales.
Direct marketing continues to be the backbone of our business through our local selling personnel, as well as our non-branch selling personnel. We support our sales team with multi-channel marketing including direct mail and digital marketing, print and radio advertising, targeted campaigns, promotional flyers, and events. We have two national sports partnerships that provide significant marketing opportunities: Fastenal is the preferred indirect material supplier for the National Hockey League (NHL®), and a primary partner of Roush Fenway Keselowski Racing®, which stands as one of the longest tenured-brands in NASCAR®.
Seasonality
Seasonality has some impact on our sales. The first and fourth quarters of each year are typically our lower volume periods, given their overlap with winter months in North America during which our direct and indirect material sales to customers in the non-residential construction market typically slow due to inclement weather. The fourth quarter also tends to be more greatly affected by the Thanksgiving (October in Canada and November in the U.S.), Christmas, and New Year holiday periods, due to plant shut downs. In contrast, the second and third quarters of each year typically have higher sales due to stronger non-residential construction activity and relatively fewer holidays (although Good Friday will sometimes fall in the second quarter and the 4th of July will always fall in the third quarter).
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
We believe that better service, and a competitive selling advantage, can be provided by maintaining a physical selling and stocking presence closer to the customers' location(s). As a result, we maintain selling locations in small, medium, and large markets, each offering a wide variety of products. The convenience of a large number of selling locations in a given area, combined with our ability to provide them with frequent deliveries to such branches from centrally located distribution centers, facilitates the prompt and efficient distribution of products. We also believe our FMI solutions, supported by our selling locations, provide a unique way to serve our customers with convenient access to products and cost saving solutions using a business model not easily replicated by our competitors. Having trained personnel at each location also enhances our ability to compete (see 'Employees' below).
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

Human Capital Resources
Employees
At the end of 2025, we employed 24,489 full- and part-time employees. Of these, approximately 70% held a selling role. We characterize these personnel as follows:

	2025	% of Total	2024 (1)	% of Total
Selling personnel (2)	17,166	70.1%	16,669	70.3%
Distribution/Transportation personnel	4,057	16.6%	3,953	16.7%
Manufacturing personnel	1,046	4.3%	1,010	4.3%
Organizational support personnel (3)	2,220	9.0%	2,070	8.7%
Total personnel	24,489	100.0%	23,702	100.0%

(1)
In the fourth quarter of 2024, we realigned certain employees as a result of a routine review of our organizational structure. While there was no change to total absolute or total FTE headcount, it produced minor shifts between headcount categories. Historical numbers have been adjusted to reflect this realignment.

(2)	Of our Selling personnel, 80%-85% are attached to a specific selling location.
(3)	Organizational support personnel consists of: (1) Sales Support personnel (37% to 42% of category), which includes sourcing, purchasing, supply chain, product development, etc.; (2) Information Technology (IT) personnel (34% to 39% of category); and (3) Administrative Support personnel (22% to 27% of category), which includes human resources (HR), Fastenal School of Business (FSB), accounting and finance, senior management, etc.
Employee Profile
Of the employees noted above, 19,206 are located in the U.S., 3,441 are located in Canada and Mexico, and 1,842 are located overseas in 23 other countries throughout the world.
Based on our EEO-1 data for 2025, in the U.S., females and minorities constitute 23.9% and 25.2% of our workforce, respectively. We believe these absolute figures gain further context when viewed against two additional data sets. First, over the past ten years there is a clear trend toward greater diversity in our business. Since 2015, our female and minority workforces have grown 3.4x and 9.2x faster, respectively, than our overall U.S. workforce. This trend reflects multiple dynamics in our business evolution, including the natural progression of our geographic expansion, the cycle of our promote-from-within philosophy, and efforts to improve hiring processes over time. Second, based on the U.S. Bureau of Labor Statistics data, we believe Fastenal's mix of female and minority employees is generally consistent with the proportion of females and minorities working in manufacturing and construction, which is representative of the pool of employees from which we might draw candidates. For instance, relative to the 23.9% of our U.S. workforce that is female, the proportion of females in the U.S. manufacturing and construction workforces are 29.3% and 11.2%, respectively. Similarly, relative to the 25.2% of our U.S. workforce that are minorities, the proportion of non-white (a definition utilized by the U.S. Census Bureau) individuals in the U.S. manufacturing and construction workforces are 22.2% and 12.7%, respectively.
Health and Safety
Employee health and safety continues to be a priority in every aspect of our business. Our culture and values continue to instill safe operations for our team. We have taken a multi-faceted approach to safety that helps us proactively manage hazards and potential safety improvement opportunities. Today, our health and safety programs span all operations including manufacturing, distribution centers, fleet and auto, and our selling network. These key business units play a dynamic role in defining how we engage with our employees on health and safety. Training, audits, inspections, risk assessments, safety coaching, and employee engagement are all programs that help us consistently manage our facility safety and employee safety. In 2025, there were over 288,000 completed health and safety engagements, which is an increase of 17% compared to 2024. Our internal scorecard system and safety management system ensure we maintain focus on a variety of risks while we sustain an inclusive safety environment that contributes to innovation and improved performance. We continue to expand and evolve our safety programs to better meet both our employee needs, and our customer needs as we strengthen our partnerships.
This commitment to, and continuous improvement toward, a safer work environment for our employees has generated excellent results. A widely accepted measure of organizational health and safety is the Experience Modification Rate (EMR). An organization's EMR is established through the comparison of a company's past and expected losses incurred through workplace injury against industry averages, which are compiled by the National Council on Compensation Insurance and consider unique variables such as the size and characteristics of an organization. Industry averages are benchmarked at a 1.00 EMR, with a reduction in the rate being reflective of an organization's ability to implement superior safety procedures and protocols, resulting in a safer environment and reducing both personnel and financial risk. In 2025, Fastenal had an EMR of 0.45, which is 55% better than the average performance rate for our industry.
In 2025, we achieved third-party re-certification for the ISO 45001 Occupational Health and Safety Management System. This certification illustrates the strength of our health and safety programs, as well as our commitment to continual improvement to better support our growing workforce. We also sustained our status as a Review and Verification Service (RAVS) Plus Participant. This distinction is held by less than 3% of ISNetworld’s 85,000+ active contractors. The goal of this program is to create a collaborative environment between hiring clients and contractor customers that encourages continual improvement in health, safety, and environmental best practices. As our business model continues to grow through our selling locations, our customer critical programs have evolved to mitigate risk and incidents, while meeting customer specific needs. This partnership with our customers allows us to collaborate and expand our health and safety programs to enhance our customers' workplace safety performance.
Employment and Compensation Philosophy
Fastenal's success is defined by our people. Our cultural values – Ambition, Integrity, Innovation, and Teamwork – are woven into the fabric of our HR processes and protocols, and inform our employment and compensation philosophies.
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
Approximately 70% of our employees interface directly with customers on a daily or frequent basis, with the remainder supporting the selling efforts of our customer-facing employees. Typical pay arrangements provide a base amount paid periodically during the month, along with a major opportunity to earn bonus amounts, paid monthly, based on growth in sales, gross or pre-tax profit achieved, and prudent management of working capital. In certain roles, there may also be a portion of compensation based on contribution to attaining predetermined departmental or project and cost containment goals, most of which are focused on either customer service or better execution of company-wide activities.
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
Our HR department develops efficient processes to expand our reach and pool of diverse talent while balancing the needs and requirements of data collection and storage. We have created a standardized framework for posting jobs and interviewing for positions, supplemented with training through the FSB (our internal corporate university program — Fastenal School of Business). We have an HR Compliance team that is heavily involved in developing this standardized framework, which ensures its integrity. Not only is this process followed for all new hires, we replicate the same procedures for any internal transfers and promotions.

The FSB develops and delivers a comprehensive array of industry and company-specific training and development programs that are offered to our employees. The programs are offered through a combination of classroom instructor-led training, virtual instructor-led training, and online learning. FSB provides core curricula focused on key competencies determined to be critical to the success of our employees' performance. In addition, we provide specialized educational tracks within various institutes of learning, as well as training plans based on roles within Fastenal. These institutes of learning are advanced levels that provide specific concentrations of education and development and have been designed to focus on critical aspects of our business, such as leadership, effective best practices, sales and marketing, products, supply chain, and distribution.
Product Sourcing Endeavors
Sourcing from suppliers with good standing is the foundation of an ethical supply chain. We expect our suppliers to comply with all relevant regulations and applicable standards. Our teams conduct risk analysis for suppliers who want to do business with us and require them to provide additional supporting documentation affirming their ethics, quality, and reliability. This ensures they meet our standards in these areas and are complying with Fastenal's Global Supplier Purchase Order Terms & Conditions and Supplier Code of Conduct. Utilizing third-party tools and global databases, Fastenal actively monitors government sanctions, denied party listings, withhold release orders, export restriction updates, financial status, adverse media, and multiple other official exclusion lists that provide information on any known risk of any entities and selling locations with which Fastenal engages, and screens all business partners against those lists. Additionally, we monitor key areas of trade-related risk, including dual-use goods, trade cases, anti-dumping and counter-vailing cases, and other protectionist trade measures for all countries that products are traded in. As part of our comprehensive Supply Chain Security program, we also evaluate our suppliers' approach to labor to ensure that they are using appropriate, and appropriately compensated, employees and ensure upstream supply chain visibility on globally sourced products.
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
In 2025, approximately 24% of our total company-wide inventory spend was with small and/or certified/impactful businesses. Our Supplier Certification program supports customers who require reporting to document their supply chain relationships with various business types.
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

Name	Employee of Fastenal Since	Age	Position
Daniel L. Florness (1)	1996	62	Chief Executive Officer and Director
Jeffery M. Watts	1996	54	President and Chief Sales Officer
Anthony P. Broersma	2003	46	Executive Vice President – Operations
William J. Drazkowski	1995	54	Senior Executive Vice President – Sales
James C. Jansen	1992	55	Executive Vice President – Manufacturing
Sheryl A. Lisowski	1994	58	Executive Vice President – Chief Accounting Officer and Treasurer
Charles S. Miller	1999	51	Senior Executive Vice President – Sales
Noelle J. Oas	2015	41	Executive Vice President – Human Resources
Donnalee K. Papenfuss	1999	62	Executive Vice President – Strategy and Communications
John L. Soderberg	1993	54	Senior Executive Vice President – Information Technology
Max H. Tunnicliff	2025	48	Senior Executive Vice President and Chief Financial Officer
(1)On December 19, 2025, Mr. Florness announced his decision to step out of the roles of chief executive officer and director, effective July 16, 2026 (the 'CEO Transition Date'). Our board also appointed Jeffery M. Watts, our current president and chief sales officer, as our next chief executive officer, effective as of the CEO Transition Date. Assuming that the shareholders of the Company re-elect Mr. Florness as our director at the annual meeting, the board intends to appoint Mr. Watts as a director of the board to replace Mr. Florness, effective as of the CEO Transition Date.
Mr. Florness has been our chief executive officer since August 2024. From January 2016 to July 2024, Mr. Florness was our president and chief executive officer. From December 2002 to December 2015, Mr. Florness was our executive vice president and chief financial officer. From June 1996 to November 2002, Mr. Florness was our chief financial officer. During his time as chief financial officer, Mr. Florness' responsibilities expanded beyond finance, including leadership of a portion of our manufacturing division, our product development and procurement, and our contract accounts business. Mr. Florness has served as one of our directors since January 2016.
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
Mr. Drazkowski has been our senior executive vice president – sales since January 2026. Mr. Drazkowski's responsibilities include oversight of growing and maintaining Fastenal's overall contract portfolio including contract accounts, regional agreements, government and industry specific sales, support, and development teams. From July 2023 to December 2025, Mr. Drazkowski was our executive vice president – sales. From October 2019 to June 2023, Mr. Drazkowski was our executive vice president – sales and oversaw our Western United States business. From December 2016 to September 2019, Mr. Drazkowski was executive vice president – contract accounts sales. From October 2014 to December 2016, Mr. Drazkowski was our vice president – contract accounts sales, from September 2013 to September 2014, he served as regional vice president of our Minnesota based region, and from November 2007 to August 2013, he served as one of our district managers. Prior to November 2007, Mr. Drazkowski served in various sales leadership roles at Fastenal.

Mr. Jansen has been our executive vice president – manufacturing since January 2016. Mr. Jansen's responsibilities include oversight of our industrial services, quality assurance, aerospace, manufacturing operations, and EHS management. From December 2010 to December 2015, Mr. Jansen was our executive vice president – operations. From November 2007 to December 2010, Mr. Jansen was our executive vice president – internal operations. From May 2005 to November 2007, Mr. Jansen served as our leader of systems development (this role encompassed both information systems and distribution systems development). From April 2000 to April 2005, Mr. Jansen served as regional vice president of our Texas based region. Prior to April 2000, Mr. Jansen served in various roles of increasing responsibility within our operations teams.
Ms. Lisowski has been our executive vice president – chief accounting officer and treasurer since November 2025. Ms. Lisowski previously served as our executive vice president – interim chief financial officer, chief accounting officer, and treasurer from April 2025 to November 2025. From December 2020 to April 2025, Ms. Lisowski was our executive vice president – chief accounting officer and treasurer. From August 2016 to November 2020, Ms. Lisowski was our controller, chief accounting officer, and treasurer. Ms. Lisowski was our controller and chief accounting officer from October 2013 to August 2016, and also served as our interim chief financial officer from January 2016 to August 2016. From March 2007 to October 2013, Ms. Lisowski served as our controller – accounting operations. Ms. Lisowski joined Fastenal in 1994 and, prior to March 2007, served in various roles of increasing responsibility within our finance and accounting team.
Mr. Miller has been our senior executive vice president – sales since January 2020. Mr. Miller's responsibilities include sales and operational oversight of our United States business. Mr. Miller is also responsible for our selling locations both in the U.S. as well as internationally. From November 2015 to December 2019, Mr. Miller was one of our executive vice presidents – sales. From January 2009 to October 2015, Mr. Miller served as regional vice president of our southeast central region based primarily in Tennessee and Kentucky. Prior to January 2009, Mr. Miller served in various sales leadership roles at Fastenal.
Ms. Oas has been our executive vice president – human resources since February 2023. As executive vice president – human resources, Ms. Oas leads our human resources department, which includes payroll, benefits, human resources compliance, general insurance, and the Fastenal School of Business. From March 2015 to January 2023, she was our director of compliance – human resources. From 2010 to February 2015, Ms. Oas practiced employment law for a firm in Minneapolis, Minnesota and later acted as a solo practitioner in Winona, Minnesota.
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
Mr. Tunnicliff has served as our senior executive vice president and chief financial officer since November 2025. In this role, he leads the Company's finance, accounting, internal audit, and legal functions, and is responsible for establishing strategic priorities, overseeing capital allocation, driving financial performance, and providing guidance and governance. From January 2024 to November 2025, Mr. Tunnicliff served as the chief financial officer of Beko Europe, a leading home appliance business in Europe that was formed in 2024 under agreement between Arcelik and Whirlpool Corporation ('Whirlpool'). Prior to this role, he served as head of internal audit and VP of strategy of Whirlpool from November 2021 to December 2023. He also served as the chief financial officer of the Asia Pacific Region of Whirlpool from August 2019 to October 2021. Earlier in his career, Mr. Tunnicliff held a variety of senior finance leadership roles at Whirlpool across North America and global operations, where he led teams responsible for financial reporting, category profitability, supply chain finance, and commercial planning.
The executive officers are elected by our board of directors for a term of one year and serve until their successors are elected and qualified. None of our executive officers is related to any other such executive officer or to any of our directors.
As previously disclosed, on December 19, 2025, Mr. Florness informed our board of directors of his decision to voluntarily step out of his roles of chief executive officer and director, effective as of the CEO Transition Date. Our board also appointed Mr. Watts, our current president and chief sales officer, as our next chief executive officer, effective as of the CEO Transition Date. Assuming that the shareholders of the Company re-elect Mr. Florness as our director at the annual meeting, the board intends to appoint Mr. Watts as a director of the board to replace Mr. Florness, effective as of the CEO Transition Date.

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
Interruptions in the proper functioning of information systems or the inability to maintain or upgrade our information systems, or convert to alternate systems in a timely and efficient manner, could disrupt operations, cause unanticipated increases in costs and/or decreases in sales, and result in less efficient operations. The proper functioning of our information systems is critical to many aspects of our business and we could be adversely affected if we experience a disruption or data loss relating to our information systems and are unable to recover in a timely manner. Our information systems are protected with robust backup systems and processes, including physical and software safeguards and remote processing capabilities. Still, information systems are vulnerable to natural disasters, power losses, unauthorized access, cybersecurity incidents, telecommunication failures, and other problems. In addition, certain software used by us is licensed from, and certain services related to our information systems are provided by, third parties who could choose to discontinue their products or services or their relationship with us. It is also possible that we are unable to improve, upgrade, maintain, and expand our information systems. Our ability to process orders, maintain proper levels of inventories, collect accounts receivable, pay expenses, and maintain the security of Fastenal and customer data, as well as the success of our growth drivers, is dependent in varying degrees on the effective and timely operation and support of our IT systems. If critical information systems fail or these systems or related software or services are otherwise unavailable, if we experience extended delays or unexpected expenses in securing, developing, and otherwise implementing technology solutions to support our growth and operations, or if certain insurance coverages are limited in their capabilities or affordability, it could adversely affect our profitability and/or ability to grow.
We may not be successful in adopting and integrating emerging technologies. Our ability to maintain and enhance our competitive position depends in part on our capacity to adopt and integrate emerging technologies, including AI and advanced analytics, into our operations, customer solutions, and supply chain management. If we fail to identify, develop, or implement relevant technologies in a timely and cost-effective manner, or if such technologies do not deliver the anticipated benefits, our business operations, customer experience, and financial performance could be adversely affected. Additionally, our competitors may leverage these technologies more effectively, which could result in a loss of market share. The evolving regulatory landscape surrounding AI and data usage may also introduce compliance risks and additional costs. These factors could materially and adversely impact our business, financial condition, and results of operations.
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

Our ability to successfully attract, develop, and retain qualified personnel to staff our selling locations could impact labor costs, sales at existing selling locations, and the successful execution of our growth drivers. Our success depends in part on our ability to attract, motivate, and retain a sufficient number of qualified employees, including inside and outside branch associates, Onsite managers, contract account sales representatives, and logistical and administrative support personnel, who understand and appreciate our culture and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the industry is high, particularly for less tenured employees. If we are unable to hire and retain personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and product knowledge, our sales could be materially and adversely affected. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may also delay the planned expansion of our various selling channels.
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

Changes in customer or product mix, downward pressure on sales prices, an inability to capture price increases in response to increased costs associated with tariffs, and changes in volume or timing of orders have caused and could continue to cause our gross profit percentage to fluctuate or decline in the future. Changes in our customer and product mix have caused our gross profit percentage to decline and could cause our gross profit percentage to further fluctuate or decline. For example, we have experienced a sustained increase in the proportion of our sales attributable to both non-fastener products and contract accounts and Onsite customers. Non-fastener products typically have a lower gross profit percentage than fasteners because in many cases non-fastener products are less technical, have shorter supply chains, and are easier to transport. Similarly, contract accounts and Onsite customers typically have a lower gross profit percentage than smaller customers by virtue of their scale, available business, and broader offering of products which typically have lower gross profit percentages. Whether and to what extent this adverse mix impact will result in a decline of our gross profit percentage in any given year or period will depend on the extent to which they are offset by positive impacts to gross profit percentage during such year or period. Setting aside the circumstances of any given year or period, however, customer and product mix have contributed to the decline of our gross profit percentage over time and, based on the anticipated sources of our future growth, will likely continue to reduce our gross profit percentage into the foreseeable future. In 2025, tariff rates increased on many of the parts we sell. Additionally, new tariffs were enacted. There are other variables that could cause our gross profit percentage to decline, including downward pressure on sales prices due to deflation, increases in overseas freight charges, the inability of freight sales to leverage the expenses associated with our captive trucking fleet, pressure from customers to reduce costs, or increased competition. We could experience reductions in the volume of purchases we make from our suppliers, which could reduce supplier volume allowances. We may not be able to pass higher product costs along to customers if those customers have ready product or supplier alternatives in the marketplace. In 2025, the softer manufacturing economy continued to cause relative weakness in our more cyclical and higher gross margin fastener product line versus our non-fastener product lines. Similarly, we continued to execute initiatives aimed at accelerating key account penetration, which resulted in relative growth in our lower gross margin contract accounts. The combination of these two events produced pressure on our product gross profit percentage in 2025 from product and customer mix.
Our SG&A expenses could grow more rapidly than net sales, which could result in failure to achieve our goals related to leveraging sales growth into higher net income. Over time, we have generally experienced an increase in our SG&A expenses, including costs related to payroll, occupancy, freight, and IT, among others, as our net sales have grown. However, historically, a portion of these expenses has not increased at the same rates as net sales, allowing us to leverage our growth and sustain or expand our operating profit margins. There are various scenarios where we may not be able to continue to achieve this leverage as we have been able to do in the past. For instance, it is typical that when demand slows or declines, most commonly from cyclical or general market factors (although it could be due to customer losses or some other company-specific event), our SG&A expenses do not fall as quickly as net sales. It is also possible that in the future we will elect to make investments in SG&A expenses that would result in costs growing faster than net sales. In addition, market variables, which include but are not exclusive of labor rates, energy costs, legal costs, and health care costs, could move in such a way as to cause us to not be able to manage our SG&A expenses so as to leverage our sales growth into higher net income. In 2025, our incentive compensation programs did not leverage during the year due to increased sales and pretax profit growth compared to contraction or very low growth in most periods of 2024.
Our inability to attract or transition key executive officers may divert the attention of other members of our senior leadership and adversely impact our existing operations. Our success depends on the efforts and abilities of our key executive officers and senior leadership. In the event of voluntary or involuntary vacancies in our executive team in the future, the extent to which there is disruption in the oversight and/or leadership of our business will depend on our ability to either transition internal, talented individuals or recruit suitable replacements to serve in these roles. In addition, difficulties in smoothly implementing any transition to new members of our executive team, or recruiting suitable replacements, could divert the attention of other members of our senior leadership team from our existing operations. As previously disclosed, on December 19, 2025, Mr. Florness informed our board of directors of his decision to voluntarily step out of his role as our chief executive officer, effective as of the CEO Transition Date, and his decision to resign from our board of directors, effective as of the CEO Transition Date. On December 19, 2025, our board of directors also appointed Mr. Watts, our current president and chief sales officer, as the next chief executive officer of Fastenal, effective as of the CEO Transition Date. If we are unable to manage this transition effectively, our operations may be disrupted.

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
We may be unable to meet our goals regarding the growth drivers of our business. Our sales growth is dependent primarily on our ability to attract new customers and increase our activity with existing customers within North America and abroad. In recent years, we have increased the resources devoted to developing a multi-dimensional, differentiated service offering, including our Digital Footprint (which incorporates our FMI and eBusiness capabilities), contract accounts, international capabilities, and process and consumption analytics. While we have taken steps to build momentum in the growth drivers of our business, we cannot assure you those steps will lead to sales growth. Failure to achieve any of our goals regarding our Digital Footprint, contract accounts, international capabilities, analytics, or other growth drivers could negatively impact our long-term sales and profit growth. In addition, failure to identify appropriate targets for the growth drivers of our business or failure to persuade the appropriate targets to adopt these offerings once identified may adversely impact our internally developed and/or externally communicated deployment objectives.
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
We cannot provide any guaranty of future dividend payments or that we will continue to purchase shares of our common stock pursuant to our share purchase program. Although our board of directors has historically authorized the payment of quarterly cash dividends on our common stock and indicated an intention to do so in the future, there are no assurances that we will continue to pay dividends in the future or continue to increase dividends at historic rates. In addition, although our board of directors has authorized share purchase programs and we purchased shares in 2022, 2020, and prior years through these programs, we may discontinue doing so at any time. Any decision to continue to pay quarterly dividends on our common stock, to increase those dividends, or to purchase our common stock in the future will be based upon our financial condition and results of operations, the price of our common stock, credit conditions, recommendations of management, and such other factors as are deemed relevant by our board of directors.

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
A downturn in either the national or local economies where we operate, or in the principal markets served by us, or changes in any of the other factors described above, could negatively impact sales at our selling locations, sales through our other selling channels, and the level of profitability of those selling locations and other selling channels. In 2025, our results continued to be impacted by soft manufacturing sector business conditions.
Trade policies could make sourcing product from overseas more difficult and/or more costly, and could adversely impact our gross and/or operating profit percentage. We source a significant amount of the products we sell from outside of North America, primarily Asia. We have made significant structural investments over time to be able to source both directly from Asia through our wholly-owned, Asia-based subsidiary, FASTCO Trading Co., Ltd., and indirectly from suppliers that procure product from international sources. This was initially necessary due to the absence of significant domestic fastener production, but over time we have expanded our non-fastener sourcing as well, and at this time it may be difficult to adjust our sourcing in the short term. In light of this, changes in trade policies could affect our sourcing operations, our ability to secure sufficient product to serve our customers and/or impact the cost or price of our products, with potentially adverse impacts on our gross and operating profit percentages and financial results. China represents a significant source of product for North America. In addition, we move and source products within North America. Any trading disruption (tariffs, product restrictions, etc.) between Canada, the U.S., and Mexico, or disruption in their respective trading relationships with other nations can adversely impact our business. Since February 2025, the U.S. government has imposed additional duties and tariffs in an effort to promote U.S. production of goods and improved trade balance with our global trading partners. This environment has been very fluid, resulting in several changes to the duties and tariffs enacted throughout the year. Certain of the duties and tariffs enacted are being challenged from a legal perspective. We are closely monitoring these developments, which could have an adverse impact on our business and financial results. There can be no assurances that these disruptions will not continue or increase in the future, with the previously mentioned countries or additional countries with which we do business. The degree to which these changes in the global marketplace affect our financial results will be influenced by the specific details of the changes in trade policies, their timing and duration, and our effectiveness in deploying tools to address these issues.

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
Our current estimates of total market potential as well as the market potential of our business strategies could be incorrect. We believe we have a significant opportunity for growth based on our belief that North American market demand for the products we sell is estimated to exceed $140 billion. This figure is not derived from an independent organization or data source that aggregates and publishes widely agreed-upon demand and market share statistics. Instead, we have identified this figure based on our own experience in the marketplace for our products and by evaluating estimates from other sources. If we have overestimated the size of our market, and in doing so, underestimated our current share of it, the size of our opportunity for growth may not be as significant as we currently believe. Similarly, we have provided estimates of the opportunities we have with some of our specific growth strategies, such as FMI solutions and Onsite locations. Within North America, we believe the potential market opportunity for industrial vending is approximately 1.7 million devices and we have identified over 13,000 customer locations with the potential to implement our Onsite service model within our traditional manufacturing and construction customer base. We have identified additional markets, such as government, healthcare, and academia, and geographies into which we can sell our FMI solutions, which would increase the number of identified potential FMI solutions or Onsite locations. However, our presence in emerging markets and geographies is not as established as is the case in our traditional markets and geographies, which could extend the sales cycle. As is the case for total market size, we use our own experience and data to arrive at the size of these potential opportunities and not independent sources. These estimates are based on our business model today, and the introduction or expansion of other business strategies could cause them to change. In addition, the market potential of a particular business strategy may vary from expectations due to a change in the marketplace (such as changes in customer concentration or needs), a change in the nature of that business strategy, or weaker than anticipated acceptance by customers of that business strategy. We cannot guarantee that our market potential estimates are accurate or that we will ultimately decide to expand our industrial vending or Onsite service models as we anticipate to reach the full market opportunity.

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
Tax laws and regulations require compliance efforts that can increase our cost of doing business and changes to these laws and regulations could impact financial results. We are subject to a variety of tax laws and regulation in the jurisdictions in which we operate. Maintaining compliance with these laws can increase our cost of doing business and failure to comply could result in audits or the imposition of fines or penalties. Further, our future effective tax rates in any of these jurisdictions could be affected, positively or negatively, by changing tax priorities, changes in statutory rates, and/or changes in tax laws or the interpretation thereof, including any changes resulting from the new presidential administration in the U.S. In 2025, the One Big Beautiful Bill Act was passed, which contained tax-related provisions. We did not experience, and do not anticipate experiencing in the near future, any meaningful impact to our tax rates from the legislation.
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
Credit and Liquidity Risks
Tight credit markets could impact our ability to obtain financing on reasonable terms or increase the cost of existing or future financing and interest rate fluctuations could adversely impact our results. As of December 31, 2025, we had $125.0 of outstanding debt obligations, all in the form of senior unsecured promissory notes issued under our master note agreement (the Master Note Agreement). The notes issued under our Master Note Agreement carry a fixed interest rate and consist of three series and are described in further detail in Note 9 of the Notes to Consolidated Financial Statements in this Form 10-K. We also have borrowing capacity under our revolving credit facility (the Credit Facility) of $835.0, but no loans were outstanding as of December 31, 2025. Loans under the Credit Facility generally bear interest at a rate per annum equal to Daily Simple Secured Overnight Financing Rate (SOFR), the rate on which may vary daily, and mature on September 28, 2027.
We currently have the capacity under the Credit Facility and Master Note Agreement to increase borrowings in the future to finance stock purchases, dividends, capital expenditures, working capital additions, acquisitions, or other investments. Should we seek to increase our borrowings during periods of volatility and disruption in the financial and credit markets, financing may become more costly and more difficult to obtain. This was not a material consideration in 2025. The cost of servicing any existing balances on the Credit Facility could increase if interest rates increase due to the SOFR-based interest rate provided for under the Credit Facility.
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
Our IT security department maintains a playbook to respond to potential cybersecurity threats. We conduct tabletop exercises for tactical response readiness, perform regular security scans of our environment both from an external and internal perspective, as well as work with a qualified third-party vendor to perform penetration tests of our environment. Any identified risks are included in our overall risk management program, and internal auditors validate our IT controls on a regular basis.
We conduct organization-wide cybersecurity training and compliance exercises in connection with our information security program. This training consists of educational material and compliance testing administered to all of our employees, which is shared with Executive Leadership, the Audit Committee, and the Board. Employee phishing tests are conducted on a regular basis. Employees who do not follow protocol are redirected for additional training.
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
Governance
Our Board and Audit Committee are actively engaged in the oversight of our risk management, including cybersecurity risk. The Audit Committee receives quarterly reports on information security from our SVP IT Infrastructure & Security. Additionally, Executive Leadership is briefed on information security at least quarterly by members of our IT security, compliance, governance, and audit teams. The Audit Committee of the Board is responsible for overseeing our risk exposure to information security, cybersecurity, AI security, and data protection, as well as the steps management has taken to monitor and control such exposures.
Our IT security department, which assesses and manages our risks from cybersecurity threats, is led by our SVP IT Infrastructure & Security, who reports to our Senior EVP IT. Additional oversight for assessing and managing cybersecurity risk include Executive sponsors, IT, HR, IT Governance Risk and Compliance, Internal Audit, and Legal, as well as members of our Information Security Risk Council, IT Risk Committee, and ERM teams.
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
The IT security department team members have degrees applicable to cybersecurity, including Bachelors in Information Systems, Computer Science, Management Information Systems and/or Masters in Cybersecurity, and hold professional certifications, including Certified Information Systems Security Professional, Offensive Security Certified Professional, Global

Information Assurance Certification (GIAC) Defensible Security Architecture, GIAC Forensic Examiner, GIAC Incident Handling, and GIAC Open Source Intelligence. Our SVP IT Infrastructure & Security holds a Cybersecurity and Privacy Law Certificate from Mitchell Hamline School of Law, is also a Digital Directors Network (DDN) Boardroom Certified Qualified Technology Expert (OTE), and has 30 years of experience in systems, network, and database administration. Additionally, our Senior IT security department manager is an Offensive Security Certified Professional, and holds GIAC Security Leadership (GSLC), with over 26 years of experience in network performance, availability, and protection.
Impact of Cybersecurity Threats
We have not identified risks from cybersecurity threats, including as a result of previous cybersecurity incidents, which have materially affected or are reasonably likely to materially affect us to date, including our business strategy, results of operations or financial condition. However, any future potential risks from cybersecurity threats, including but not limited to exploitation of vulnerabilities, ransomware, denial of service, supply chain attacks, and the use of AI by threat actors engaged in these activities, or other similar threats may materially affect us, including our execution of business strategy, reputation, results of operations and/or financial condition. For additional information regarding cybersecurity threats, see 'Item 1A. Risk Factors' of this Form 10-K.

ITEM 2. PROPERTIES
Note – Information in this section is as of December 31, 2025, unless otherwise noted.
We own, and in some cases, lease, the following facilities, excluding selling locations:

Location	Purpose	Leased	Tote Locations (ASRS)(1)		Approximate Square Feet
Winona, Minnesota	Distribution center and home office		246,000		382,000
Indianapolis, Indiana	Distribution center		547,000	(2)	1,078,000
Akron, Ohio	Distribution center		103,000		190,000
Scranton, Pennsylvania	Distribution center		106,000		187,000
Denton, Texas	Distribution center		154,000		294,000
Atlanta, Georgia	Distribution center		77,000		250,000
Seattle, Washington	Distribution center		140,000		238,000
Modesto, California	Distribution center and manufacturing facility		75,000		328,000
Magna, Utah	Distribution center and packaging facility		102,000	(3)	291,000
High Point, North Carolina	Distribution center		131,000		829,000
Kansas City, Kansas	Distribution center		156,000		462,000
Jackson, Mississippi	Distribution center		—		271,000
Kitchener, Ontario, Canada	Distribution center		128,000		242,000
Edmonton, Alberta, Canada	Distribution center	X	—		38,000
Apodaca, Nuevo Leon, Mexico	Distribution center	X	—		103,000
Johor, Malaysia	Distribution center	X	—		38,000
Dordrecht, Netherlands	Distribution center	X	—		39,000
Saint Helens, United Kingdom	Distribution center	X	—		14,000
Shanghai, China	Distribution center	X	—		12,000

(1)	Total number of tote locations for small parts storage included in facilities with an ASRS.
(2)	This property contains an ASRS with a capacity of 52,000 pallet locations, in addition to the 547,000 tote locations for small parts.
(3)	In 2025, we began operating out of our newly-built distribution center in Magna, Utah. Previously, we rented three buildings in the Salt Lake City area to run our regional operations which are now consolidated into the Magna, Utah building.
We also own, and in some cases, lease, the following support facilities, excluding selling locations:

Location	Purpose	Leased	Approximate Square Feet
Winona, Minnesota	Manufacturing facility		121,000
Indianapolis, Indiana	Manufacturing facility		194,000
Houston, Texas	Manufacturing facility		114,000
Wallingford, Connecticut	Manufacturing facility		177,000
Rockford, Illinois	Manufacturing facility		101,000
Johor, Malaysia	Manufacturing facility		30,000
Brno-Lisen, Czech Republic	Manufacturing facility	X	20,000
Leeds, United Kingdom	Manufacturing facility	X	28,000
Winona, Minnesota	Multiple facilities for office space, storage, and packaging operations		371,000
Bangalore, India	International information technology office	X	67,000
In addition, we own 147 buildings that house our branch locations in various cities throughout North America.
All other buildings we occupy are leased. On average, leased locations range from approximately 3,000 to 15,000 square feet, with lease terms of up to 144 months (most initial lease terms are for 36 to 60 months).
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
Our shares are traded on The Nasdaq Stock Market under the symbol 'FAST'. As of January 21, 2026, there were approximately 900 record holders of our common stock, which include nominees or broker dealers holding stock on behalf of an estimated 1,029,000 beneficial owners.
Dividends
We have a long history of paying regular cash dividends, and our Board of Directors evaluates the dividend rate on an ongoing basis. While future dividends remain subject to Board approval and our financial performance, liquidity needs, and market conditions, we currently expect to continue paying cash dividends on a basis generally consistent with historical practice.
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during each of the last three months of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2025	0	$0.00	0	12,400,000
November 1-30, 2025	0	$0.00	0	12,400,000
December 1-31, 2025	0	$0.00	0	12,400,000
Total	0	$0.00	0	12,400,000

(1)
As of December 31, 2025, we had authority to repurchase 12,400,000 shares of our common stock under the July 12, 2022 authorization, which originally authorized the repurchase of up to 16,000,000 shares. This authorization does not have an expiration date.

Purchases of shares of our common stock, if applicable, are described later in this Form 10-K under the heading 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations' under 'Liquidity and Capital Resources' - 'Stock Purchases'.

Fastenal Company Common Stock Comparative Performance Graph
Set forth below is a graph comparing, for the five years ended December 31, 2025, the yearly cumulative total shareholder return on our common stock with the yearly cumulative total shareholder return of the S&P 500 Index and the Dow Jones US Industrial Suppliers Index.
The comparison of total shareholder returns in the performance graph assumes that $100 was invested on December 31, 2020 in Fastenal Company, the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index, and that dividends were reinvested when and as paid.
Comparison of Five-Year Cumulative Total Return Among Fastenal Company, the S&P 500 Index, and the Dow Jones US Industrial Suppliers Index

300
250
200
150
100
50
2020
2021
2022
2023
2024
2025
Fastenal Company
S&P 500 Index
Dow Jones US Industrial Suppliers Index

	2020	2021	2022	2023	2024	2025
Fastenal Company	$100.00	134.04	101.41	143.26	162.59	185.35
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
Dow Jones US Industrial Suppliers Index	100.00	133.61	115.98	172.08	195.68	219.37
Note - The graph and index table above were obtained from Zacks SEC Compliance Services Group.
ITEM 6.RESERVED

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements and should be read in conjunction with those consolidated financial statements. This section of the Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between the years. Discussions of 2023 comparisons can be found in our 2024 Annual Report filed with the SEC.
Business and Operational Overview
Fastenal is a global leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of approximately 1,600 branch locations. Our largest end market is manufacturing. Sales to these customers include products for both direct materials, where our products are consumed in the final products of our customers, and indirect materials, where our products are consumed to support the facilities and ongoing operations of our customers. We also service general and commercial contractors in non-residential end markets as well as farmers, truckers, railroads, oil exploration companies, oil production and refinement companies, mining companies, federal, state, and local government entities, schools, warehouse and storage, data centers, and certain retail trades. Geographically, our selling locations and customers are primarily located in North America, though we continue to grow our non-North American presence as well.
It is helpful to appreciate several aspects of our marketplace: First, it is big and fragmented. We estimate the North American marketplace for industrial supplies is in excess of $140 billion per year (and we have expanded beyond North America) and no company has a significant portion of this market. Second, many of the products we sell are individually inexpensive, but the cost and time to manage, procure, and transport these products can be quite meaningful. Third, many customers prefer to reduce their number of indirect and direct suppliers to simplify their business, while also utilizing various technologies and models (including our local branches when they need something quickly or unexpectedly) to improve availability and reduce waste. Lastly, we believe the markets are efficient. In our view, this means that companies who grow market share are those that develop differentiated capabilities that provide the greatest value to the customer.
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

Executive Overview
The following table presents a performance summary of our results of operations for the periods ended December 31.

	2025	2024	YOY Change
Net sales	$8,200.5	7,546.0	8.7%
Business days	254	255
Daily sales	$32.3	29.6	9.1%
Gross profit	$3,691.2	3,401.9	8.5%
% of net sales	45.0%	45.1%
SG&A expenses	$2,035.5	1,891.9	7.6%
% of net sales	24.8%	25.1%
Operating income	$1,655.7	1,510.0	9.6%
% of net sales	20.2%	20.0%
Income before income taxes	$1,655.0	1,508.1	9.7%
% of net sales	20.2%	20.0%
Net income	$1,258.4	1,150.6	9.4%
Diluted net income per share	$1.09	1.00	9.2%

Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the U.S.) in the period.
Market conditions were sluggish in our key markets in 2025. The Institute for Supply Management's Purchasing Manager's Index (PMI) for the U.S. averaged 48.9 for the full year and remained below 50, the threshold demarcating manufacturing growth or contraction, in 10 out of 12 months. Business activity as measured by U.S. Industrial Production increased 1.2% in the first 11 months of 2025 over 2024. In 2025, the market provided minimal contribution, tariff related pricing contributed 170 to 200 basis points, and the primary factor contributing to our daily sales growth of 9.1% was share gains. In 2025, our growth was the result of improved customer contract signings with large key account customers and fastener products. We continued to expand our installed base of FMI technology and lift the proportion of sales that run through our Digital Footprint. In a fluid tariff environment, our gross profit was well managed. We improved our profitability, which resulted in higher incentive compensation and we invested in technology solutions to drive efficiency; however, we leveraged our SG&A expenses resulting in a 20 basis point improvement in operating margin. Asset efficiency improved from the preceding year and we generated good cash flow.
The table below summarizes our absolute and full time equivalent (FTE; based on 40 hours per week) employee headcount, number of branch locations, number of customer sites summarized by monthly spend band, and weighted FMI devices at the end of the periods presented and the percentage change compared to the end of the prior period.

	Q4 2025	Q4 2024	Twelve-month % Change
Selling personnel - absolute employee headcount (1)	17,166	16,669	3.0%
Selling personnel - FTE employee headcount (1)	15,439	15,014	2.8%
Total personnel - absolute employee headcount	24,489	23,702	3.3%
Total personnel - FTE employee headcount	21,602	20,958	3.1%

Number of branch locations	1,595	1,597	-0.1%
Number of $50k+ customer sites	2,657	2,330	14.0%
Number of $10k+ customer sites	11,712	10,837	8.1%
Number of $5k-$10k customer sites	7,067	6,948	1.7%
Number of <$5k customer sites	73,357	82,650	-11.2%
Weighted FMI devices (MEU installed count)	136,638	126,957	7.6%

(1)	In the fourth quarter of 2024, we realigned certain employees as a result of a routine review of our organizational structure. While there was no change to total absolute or total FTE headcount, it produced minor shifts between headcount categories. Historical numbers have been adjusted to reflect this realignment.

During the last twelve months, we increased our total FTE employee headcount by 644. Our total FTE selling personnel increased by 425 to support growth and sales initiatives to target customer acquisition. We had an increase in our distribution and transportation FTE personnel of 59 to support increased product throughput at our distribution facilities. We had an increase in our remaining FTE personnel of 160, which related primarily to personnel investments in IT, quality control, and supply chain support.
CURRENT YEAR RESULTS ENDED 2025
Results of Operations
The following table sets forth consolidated statements of income information (as a percentage of net sales) for the periods ended December 31:

	2025	2024
Net sales	100.0%	100.0%
Gross profit	45.0%	45.1%
SG&A expenses	24.8%	25.1%
Operating income	20.2%	20.0%
Net interest	0.0%	0.0%
Income before income taxes	20.2%	20.0%

Note – Amounts may not foot due to rounding.
Sales
The table below sets forth net sales and daily sales for the periods ended December 31, and changes in such sales from the prior period to the more recent period:

	2025	2024
Net sales	$8,200.5	7,546.0
Percentage change	8.7%	2.7%
Business days	254	255
Daily sales	$32.3	29.6
Percentage change	9.1%	1.9%
Daily sales impact of currency fluctuations	0.0%	-0.1%
The increase in net sales noted above for 2025 was primarily due to higher unit sales of Direct (OEM/Production) materials, Indirect (MRO/Facilities Maintenance) materials, and construction supplies. We believe higher unit sales in 2025 were primarily a result of our ability to gain market share, as most measures of industrial activity were flat to slightly up throughout the period. Despite this challenging environment, in 2025 we produced net sales growth of 8.7% and, owing to one less selling day in the period, daily sales growth of 9.1%.
We estimate the disruption to operations and logistics from severe winter weather in January 2025, while meaningful in the month of January, was not material to net sales for the full year of 2025.
Changes in product pricing resulted in 170 to 200 basis points of growth in net sales in 2025.
We effectively increased the penetration of key growth initiatives in 2025, as judged by installations and adoption, which enhanced the value we provide to our customers and supported our growth and efficiency. This was achieved through three areas. First, we signed 25,892 FMI MEUs, meeting our goal of 25,000 to 26,000 MEU. Our installed base of FMI MEUs was 136,638 at the end of 2025, an increase of 7.6% over the end of 2024. Second, we expanded the proportion of our sales running through our Digital Footprint. This measure reached 62.4% in December 2025. This was below our goal at the start of 2025, which was between 66% and 68%, attributable to lower volume through our FMI devices due to the business disruption associated with a rapidly changing tariff environment. Even so, it improved from the prior year level of 60.4% reflecting increasing internal and external adoption of our digital resources. We expect that during 2026 we will achieve 66% of our sales volume running through our Digital Footprint. Lastly, we achieved meaningful growth in both our average spend per customer site and the number of customer sites spending $5k or more per month.
From a product portfolio standpoint, we classify our offerings into three primary categories: fasteners, safety supplies, and other product lines. The 'other product lines' category encompasses eight smaller product segments, including tools, janitorial supplies, and cutting tools.

Prior to the fourth quarter of 2025, our fastener reporting focused on the segmentation of original equipment manufacturing (OEM) and maintenance, repair, and operations (MRO) fasteners. In 2024, we enhanced our analytical capabilities through significant investments in our customer master data management system, which has enabled us to deliver more granular insights into our customer site performance starting in 2025.
With continued investment in these improvements throughout 2025, starting in the fourth quarter of 2025, we are able to share a more comprehensive breakdown of our direct (OEM/production) business and our indirect (MRO/facilities maintenance) business. This extends beyond fasteners to include a broader range of product categories and gives more accurate insights into our product sales.
Direct materials are products that become incorporated into a finished good or directly support a customer's production processes. This category includes items such as production fasteners, cutting tools, abrasives, certain types of non-fasteners, hardware, and other goods essential to manufacturing throughput.
Indirect materials support customers' facility operations, maintenance, and safety needs but are not directly traceable to a finished good. These include fasteners, maintenance tools, safety solutions, janitorial supplies, and other items that sustain facility uptime and operational continuity.
The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	Twelve-month DSR Change		Twelve-month % of Sales
	2025	2024	2025	2024
Direct fasteners/hardware	9.8%	-1.8%	20.7%	20.6%
Direct cutting tools and abrasives	10.2%	3.9%	5.2%	5.2%
Direct non-fasteners/hardware	12.0%	6.7%	12.8%	12.4%
Total direct materials	10.6%	1.6%	38.7%	38.2%
Indirect fasteners/hardware	8.9%	-4.5%	9.8%	9.8%
Indirect safety	9.4%	7.0%	21.5%	21.4%
Indirect non-fasteners/hardware & non-safety	8.1%	2.0%	30.0%	30.6%
Total indirect materials	8.7%	2.6%	61.3%	61.8%
Direct materials growth outpaced overall company growth, driven by improved availability, expanded contract penetration, and the successful implementation of new programs with large manufacturing customers that benefits direct materials more heavily oriented toward production of final goods. Increased adoption of our tailored production‑line solutions contributed meaningfully to mix improvement and strengthened our position with customers.
Indirect materials growth improved, supported by ongoing demand for safety and facility‑maintenance solutions. Our digital tools and inventory management programs continued to enhance customer efficiency and contributed to improved performance in this category, led by safety which benefited from growth with warehousing customers who are strong consumers of personal protective equipment.
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
Annual Sales Changes, by Month
During the months noted below, all of our selling locations, when combined, had a DSR change of (compared to the same month in the preceding year):

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2025	1.9%	5.0%	8.3%	6.5%	9.3%	9.8%	12.8%	11.8%	10.2%	11.3%	11.8%	10.7%
2024	1.6%	2.6%	1.8%	0.7%	1.5%	3.3%	0.5%	2.1%	3.2%	2.8%	3.4%	0.0%

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
The table below shows the pattern to the sequential change in our daily sales. The line labeled 'Benchmark' is a historical average of our sequential daily sales change for the trailing five year average that excludes 2020. We have excluded 2020 from the average as the effects of the pandemic created unusual sequential patterns that we do not consider representative of normal trends. We believe this time frame serves to show the historical pattern and could serve as a benchmark. The '2025' and '2024' lines represent our actual sequential daily sales changes. The '25Delta' and '24Delta' lines indicate the difference between the 'Benchmark' and the actual results in the respective year. Under normal circumstances, the sequential trends shown below are directly linked to fluctuations in our end markets. Further, in any given month it is possible to get significant deviation from the benchmark.
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

	Jan.(1)	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Cumulative Change from Jan. to Oct.
Benchmark (2)	0.2%	1.3%	2.9%	-1.5%	2.7%	0.9%	-3.5%	2.5%	4.0%	-2.2%	7.1%
2025	-1.6%	5.8%	3.3%	-2.9%	4.1%	2.0%	-2.7%	2.1%	3.6%	-2.5%	13.1%
25Delta	-1.8%	4.5%	0.4%	-1.4%	1.4%	1.1%	0.8%	-0.4%	-0.4%	-0.3%	6.0%
2024	-0.7%	2.7%	0.2%	-1.3%	1.5%	1.6%	-5.3%	3.0%	5.1%	-3.4%	3.6%
24Delta	-0.9%	1.4%	-2.7%	0.1%	-1.2%	0.7%	-1.8%	0.4%	1.2%	-1.2%	-3.5%

(1)	The January figures represent the percentage change from the previous October, whereas the remaining figures represent the percentage change from the previous month.

(2)
The benchmark for each month is the average of the previous five years for that month. As COVID-19-related surge sales made sequential averages in 2020 unrepresentative, the benchmark uses a preceding five-year average that excludes 2020.

Note – Amounts may not foot due to rounding.

A graph of the sequential daily sales change patterns discussed above, starting with a base of '100' in the previous October and ending with the next October, would be as follows:

Sequential Daily Sales Change
120
110
100
90
Previous Oct.
Jan.
Feb.
Mar.
Apr.
May
June
July
Aug.
Sept.
Oct.
Benchmark
2025
2024

End Market Performance
We estimate approximately 71% to 76% of our business is with customers engaged in some type of manufacturing, a significant subset of which finds its way into the heavy equipment market. The manufacturing environment remained sluggish in 2025. Our manufacturing end markets outperformed primarily due to the relative strength we are experiencing with key account customers with significant managed spend where our service model and technology is particularly impactful. This disproportionately benefits manufacturing customers. The DSR changes to our manufacturing customers, when compared to the same periods in the prior year, were as follows:

DSR change - manufacturing customers	Q1	Q2	Q3	Q4	Annual
2025	6.8%	9.2%	12.7%	12.8%	10.4%
2024	2.6%	2.7%	3.0%	3.3%	2.9%
We estimate approximately 24% to 29% of our business is with customers engaged in a wide range of activities, none of which individually constitute 10% of sales. This includes non-residential construction, reseller, transportation, warehouse and storage, data centers, and government/education customers. Our construction end market experienced growth starting in the second quarter of 2025 and reflected increased adoption of our solutions. Weakness within our reseller end market reflected efforts in many industries to reduce channel inventories. Our transportation end market growth moderated during the year but continued to reflect share gains with customers who manage large networks or warehouses. The DSR changes to our non-manufacturing customers, when compared to the same periods in the prior year, was as follows:

DSR change - non-manufacturing customers	Q1	Q2	Q3	Q4	Annual
2025	-0.6%	6.7%	8.4%	6.3%	5.2%
2024	0.0%	-1.0%	-1.5%	-0.3%	-0.7%

Gross Profit
The gross profit percentage during each period was as follows:

	Q1	Q2	Q3	Q4	Annual
2025	45.1%	45.3%	45.3%	44.3%	45.0%
2024	45.5%	45.1%	44.9%	44.8%	45.1%
Our gross profit, as a percentage of net sales, was 45.0% in 2025 and 45.1% in 2024. Our fastener expansion project and other supplier-focused initiatives offset the gross margin headwind of a continued shift toward larger customers, which typically generate higher volume at lower gross margins.
SG&A Expenses
SG&A expenses, as a percentage of net sales, decreased to 24.8% in 2025 from 25.1% in 2024. We continued to invest in areas such as role specialization, technology, analytics personnel, and sales-related travel that we view as critical to supporting future growth. We managed expenses not directly related to customer acquisition and growth, which allowed us to leverage SG&A expenses in 2025.
The percentage change in employee-related, occupancy-related, and all other SG&A expenses compared to the same periods in the preceding year, is outlined in the table below.

	Approximate Percentage of Total SG&A Expenses	Twelve-month Period
		2025	2024
Employee-related expenses	70% to 75%	9.0%	3.2%
Occupancy-related expenses	15% to 20%	5.2%	2.1%
All other SG&A expenses	10% to 15%	2.5%	8.1%
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes.
Our employee-related expenses increased in 2025 from 2024. This was related to: improvement in our sales and profitability generating significantly higher bonuses and commissions; higher base pay as a result of increased FTE during the period and moderate wage inflation; higher employment taxes; higher healthcare costs due to growth in the number and size of claims; and an increase in profit sharing expense reflecting improved sales and profit growth versus the prior year.
The table below summarizes the percentage change in our FTE headcount at the end of the periods presented compared to the end of the prior period:

	Twelve-month Period
	2025	2024 (1)
Selling personnel (2)	2.8%	0.0%
Distribution/Transportation personnel	2.0%	2.5%
Manufacturing personnel	2.4%	8.0%
Organizational support personnel (3)	6.9%	5.2%
Total personnel	3.1%	1.1%

(1)
In the fourth quarter of 2024, we realigned certain employees as a result of a routine review of our organizational structure. While there was no change to total absolute or total FTE headcount, it produced minor shifts between headcount categories. Historical numbers have been adjusted to reflect this realignment.

(2)	Of our Selling Personnel, 80%-85% are attached to a specific selling location.
(3)
Organizational support personnel consists of: (1) Sales Support personnel (37% to 42% of category), which includes sourcing, purchasing, supply chain, product development, etc.; (2) IT personnel (34% to 39% of category); and (3) Administrative Support personnel (22% to 27% of category), which includes HR, FSB, accounting and finance, senior management, etc.

Occupancy-related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our branches and distribution locations, and (4) industrial vending equipment and bins utilized as part of FMI services (we consider this hardware to be a logical extension of our operations and classify the depreciation and repair costs as occupancy expenses).

Our occupancy-related expenses increased in 2025 from 2024. This was related to: inflation in branch rent expense, increased FMI depreciation as the number of installed devices increased; higher costs and depreciation for the maintenance, upgrade, and installation of equipment in hub and non-hub facilities; and an increase in property taxes.
All other SG&A expenses include: (1) selling-related transportation, (2) IT expenses, (3) general corporate expenses, which consists of legal expenses, general insurance expenses, travel and marketing expenses, etc., and (4) sales of property and equipment.
Combined, all other SG&A expenses increased in 2025 from 2024. This was related to the following increases: higher spending on IT, increased sales expense associated with signing and implementing customer sites, and selling-related transportation costs increased and were only partially offset by lower fuel expense. The increases were partially offset by increases in shared marketing initiatives with our suppliers and lower general insurance costs.
Net Interest
Interest income slightly increased in 2025 and we had lower interest expense in 2025. We carried lower average borrowings relative to 2024 primarily from cash generated from higher net earnings enabling us to reduce outstanding revolver debt under the Credit Facility. The slight increase in interest income and the reduction in interest expense resulted in net interest expense of $0.7 in 2025 compared to $1.9 in 2024.
Income Taxes
We recorded income tax expense of $396.6 in 2025, or 24.0% of income before income taxes. Income tax expense was $357.5 in 2024, or 23.7% of income before income taxes. We believe our ongoing tax rate, absent any discrete tax items or broader changes to tax law, will be approximately 24.5%.
Net Income
Net income, net income per share, the percentage change in net income, and the percentage change in net income per share, were as follows:

Dollar Amounts	2025	2024
Net income	$1,258.4	1,150.6
Basic net income per share	1.10	1.00
Diluted net income per share	1.09	1.00

Percentage Change	2025	2024
Net income	9.4%	-0.4%
Basic net income per share	9.2%	-0.6%
Diluted net income per share	9.2%	-0.6%
	2025	2024
Tax Rate	24.0%	23.7%
During 2025, net income per share increased. Volume growth in 2025 was sufficient to produce SG&A leverage that could offset mix-related gross margin contraction, resulting in operating margin expansion.
Liquidity and Capital Resources
Net Cash Provided by Operating Activities
Net cash provided by operating activities in dollars and as a percentage of net income were as follows:

	Five-Year Average (1)	2025	2024
Net cash provided	$1,083.8	$1,295.9	1,173.3
% of net income	104.8%	103.0%	102.0%
(1) Five-year average includes 2020 to 2024.
In 2025, we experienced a slight increase in our operating cash flow as a percentage of net income. The increase in operating cash flow, as a percent of net income, primarily reflects our operating assets and liabilities being a slightly less use of cash in 2025 as compared to 2024. This was attributable to an increase in accounts receivable reflecting increased sales activity, partially offset by a lower investment in inventory at the end of the period.

Trade Working Capital Assets
The following table sets forth the dollar and percentage change in accounts receivable, net, inventories, and accounts payable for the period ended December 31:

		Twelve-month Dollar Change	Twelve-month Percentage Change
	2025	2025	2025
Accounts receivable, net	$1,245.3	136.6	12.3%
Inventories	1,748.0	103.0	6.3%
Trade working capital	$2,993.3	239.6	8.7%

Accounts payable	$316.8	29.1	10.1%
Trade working capital, net	$2,676.5	210.5	8.5%

Net sales in last three months	$2,027.4	202.9	11.1%
Note – Amounts may not foot due to rounding.
The increase in our accounts receivable balance in 2025 was primarily attributable to growth in sales to our customers.
Our inventory balances over time will respond to business activity, though various factors produce a looser relationship to our monthly sales patterns than we tend to experience in accounts receivable. One reason for this is because it is cyclical. We source significant quantities of product from overseas, and the lead time involved in procuring these products is typically longer than the visibility we have into future monthly sales patterns. As a result, trends in our inventory will often lag trends in economic conditions. A second reason relates to product cost and the length of our supply chain. A significant proportion of our products, particularly fasteners, are sourced from Asia and transported primarily by ship and rail to our North American network for sale. This requires us to purchase a meaningful quantity of our products months in advance of those products being available for sale in our North American facilities and the cost of these products can be meaningfully impacted by changes in tariffs. Product that is in transit is in our inventory but is not available for sale, which can create a lag in our ability to adjust inventory levels or costs in response to rapid changes in economic or cost conditions. A third factor that tends to require incremental inventory increases over time is our growth drivers, including our FMI offerings, customer contract signings, and international expansion, all of which tend to require significant investments in inventory.
The increase in our inventory balance in 2025 was primarily attributable to four factors. First, our inventory increased as a result of growth in sales to our customers and the addition of stock to ensure we can support our customers' future growth. Second, we added stock to improve service to our selling locations and generate efficiencies in our hubs. Third, we took advantage of year-end opportunities arising from our suppliers' desire to reduce inventory at year-end. Fourth, incremental tariffs enacted in 2025 meaningfully increased the cost of certain inventory.
The increase in our accounts payable balance in 2025 was primarily attributable to an increase in our product purchases as reflected in the growth in inventories.
The approximate percentage mix of inventory stocked at our selling locations versus our distribution center and manufacturing locations was as follows at year end:

	2025	2024
Selling locations	54%	59%
Distribution center and manufacturing locations	46%	41%
Total	100%	100%
Lease Obligations
We have facilities, equipment, and vehicles leased under operating leases. A discussion of our lease obligations is contained in Note 8 of the Notes to Consolidated Financial Statements.

Net Cash Used in Investing Activities
Net cash used in investing activities in dollars and as a percentage of net income were as follows:

	Five-Year Average (1)	2025	2024
Net cash used	$193.8	$231.0	214.5
% of net income	19.3%	18.4%	18.6%
(1) Five-year average includes 2020 to 2024.
Our net cash used in investing activities increased in 2025 from 2024. This increase was primarily related to investments for net capital expenditures.
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
Set forth below is a recap of our 2025 and 2024 net capital expenditures in dollars and as a percentage of net sales and net income:

	2025	2024
Manufacturing, warehouse and packaging equipment, industrial vending equipment, and facilities	$160.1	145.8
Shelving and related supplies for selling location openings and for product expansion at existing selling locations	27.3	23.5
Data processing software and equipment	34.7	25.5
Real estate and improvements to branch locations	6.9	8.7
Vehicles	16.3	23.0
Purchases of property and equipment	245.3	226.5
Proceeds from sale of property and equipment	(14.8)	(12.4)
Net capital expenditures (1)	230.6	214.1
% of net sales	2.8%	2.8%
% of net income	18.3%	18.6%
(1) Amounts may not foot due to rounding.
Our net capital expenditures in 2025 increased when compared to 2024, though they were below our anticipated range of $235.0 to $255.0 for the year. The increase in capital spend from 2024 primarily related to an increase in spending for FMI hardware to support growth in our installed base and IT. We were below our anticipated range due to delayed projects that are expected to resume in 2026. Our five-year average of investment in property and equipment, as a percentage of net sales is 2.5%.
For 2026, we expect our investment in property and equipment, net of proceeds from sales, to be within a range of $310.0 to $330.0, an increase from $230.6 in 2025. The expected growth on a year-to-year basis reflects three items. First, we expect increased spending to replace our Atlanta hub facility and improve our picking capacity and efficiency across our hub network. Second, we expect increased trucking spend. Third, we expect elevated IT spending as projects that were expected in 2025 experienced delays and are expected to continue throughout 2026.

Net Cash Used in Financing Activities
Net cash used in financing activities in dollars and as a percentage of income were as follows:

	2025	2024
Cash dividends paid	$1,004.2	893.3
% of net income	79.8%	77.6%
Total returned to shareholders	$1,004.2	893.3
% of net income	79.8%	77.6%
Proceeds from the exercise of stock options	$(24.3)	(39.6)
% of net income	-1.9%	-3.4%
Debt obligations payments (proceeds), net	$75.0	60.0
% of net income	6.0%	5.2%
Net cash used	$1,054.9	913.7
The increase in net cash used in financing activities reflects two factors. First, we had higher dividend payments. We increased regular dividend payments in 2025 by 12.4%. Second, we used more cash to reduce outstanding debt obligations in 2025 than we did in 2024. These uses of cash were only partly offset by a decrease in the exercise of stock options.
Dividends
We declared a quarterly dividend of $0.240 per share on January 16, 2026. In 2025, we paid aggregate annual dividends per share of $0.875. In 2024, we paid aggregate annual dividends per share of $0.780.
Stock Purchases
We did not purchase any of our common stock in 2025 or 2024.
We have authority to purchase up to 12,400,000 shares of our common stock under the July 12, 2022 authorization. This authorization does not have an expiration date.
Debt
In order to fund the considerable cash needed to expand our industrial vending business, expand capacity and increase the use of automation in our distribution centers, and pay dividends, we have borrowed under the Credit Facility and our Master Note Agreement historically.
Our borrowings under the Credit Facility and Master Note Agreement peaked during each quarter of 2025 as follows:

Peak borrowings	2025
First quarter	$320.0
Second quarter	365.0
Third quarter	265.0
Fourth quarter	185.0
As of December 31, 2025, we had $0.0 outstanding under the Credit Facility and had contingent obligations from letters of credit outstanding under the Credit Facility in an aggregate face amount of $29.7. As of December 31, 2025, we had loans outstanding under the Master Note Agreement of $125.0. Descriptions of the Credit Facility and Master Note Agreement are contained in Note 9 of the Notes to Consolidated Financial Statements.
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

Unremitted Foreign Income
Approximately $177.5 of cash and cash equivalents were held by non-U.S. subsidiaries on December 31, 2025. These funds may create foreign currency translation gains or losses depending on the functional currency of the entity holding the cash. We have considered the financial requirements of each foreign subsidiary and our parent company and will continue to reinvest these funds to support our expansion activities outside the U.S., even after taking into consideration the deemed repatriation and transition tax under the Tax Cuts and Jobs Act. The income tax impact of repatriating cash associated with investments in foreign subsidiaries is discussed in Note 7 of the Notes to Consolidated Financial Statements.
Effects of Inflation
We observed inflationary conditions in 2025, primarily related to the implementation of incremental tariffs on imported products. Steel and aluminum products and derivatives had the highest increases. We implemented pricing actions to address the incremental tariffs beginning in the second quarter of 2025. The combined net effect on our gross profit percentage of these trends in cost and price inflation was immaterial in 2025.
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
Inventory valuation – We record inventory at the lower of cost or net realizable value. We record valuation adjustments for excess, slow-moving, and obsolete inventory that are equal to the difference between the cost and estimated net realizable value for that inventory. Valuation adjustments are estimated using an evaluation of product demand, market conditions, condition of the inventory, or liquidation value. As the inventory valuation requires significant judgment, we deem it a critical accounting estimate. Historically, actual valuation adjustments have not varied materially from estimated amounts. We do not believe there is a reasonable likelihood of a material change in the estimates or assumptions we used to value our inventory in 2025.
General insurance reserves – We record reserves for general claims related to workers' compensation, property and casualty losses, and other general liability self-insured losses. These reserves are based on reported claims and estimated claims incurred but not yet reported, using historical claim trends, loss development patterns, management’s understanding of current environment and economic factors, and data provided by external specialists and insurance carriers. We update annual booking rates using historical claims data and reassess the reserve throughout the year. As the estimation of insurance reserves requires significant judgment, we deem it a critical accounting estimate. Historically, actual reserve adjustments have not varied materially from estimated amounts. We do not believe there is a reasonable likelihood of a material change in the estimates or assumptions we use to value our insurance reserves in 2025.
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
Tariffs and import shipping costs – We import a significant quantity of our products from foreign suppliers, primarily from Asia. These imports are both direct, where we procure directly from a foreign producer, and indirect, where we purchase from a domestic supplier that produces or supplies the product we purchase from foreign locations. The current U.S. presidential administration has implemented tariffs on imports from a number of countries which have increased the cost of our products. Additionally, we incur costs related to shipping charges, duties, harbor fees, and sundry other expenses involved in the movement of product for sale in North America and our other global locations. These costs are embedded in our product values and significant fluctuations can affect our product gross profit. Fluctuations in the cost of tariffs and overseas shipping containers can be affected by the length of our supply chain, contractually agreed upon rates, or differences in rates between routes. We endeavor to offset these impacts in our business by appropriately considering them in our pricing and operational models. We estimate the effect on our net income related to tariffs and import shipping costs was immaterial in 2025; however, our tariff exposure may become more impactful in subsequent quarters as our lower tariff inventory is depleted and replaced with inventory that is subject to new and expanded tariffs.
Commodity steel prices – We buy and sell various types of steel products; these products consist primarily of different types of fasteners and related hardware. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers. During 2025, the price of steel as reflected in many market indexes most relevant to our business was higher than the prior year. Due to our long supply chain, changes in the cost of steel can take a number of quarters to be reflected in our financial results. Further, the cost of the raw material is generally a smaller part of the total value of the steel products that we sell, which can also diminish the impact of cost changes for the raw material. We estimate the effect on our net income related to commodity steel prices was immaterial in 2025.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity, largely due to our consumption of fuel in our vehicles and utility costs at our facilities. As reflected in many market indexes, energy prices during 2025 on average were above the prior year. Total direct fuel consumption is a relatively smaller cost to us and, as a result, we estimate the effect on our net income related to commodity energy prices was immaterial in 2025.
Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. During 2025, prices for fossil fuels were below the prior year. The cost of the raw material is generally a smaller part of the total value of the products that we sell, which can diminish the impact of cost changes for the raw material. As a result, we estimate the effect on our net income related to materials for which fossil fuels are a feedstock was immaterial in 2025.
Foreign currency exchange rates – Foreign currency fluctuations can affect our operations in countries other than the U.S., and/or the value of income and assets denominated in foreign currencies. Our primary currency exposures are the Canadian dollar and the Mexican peso against the U.S. dollar, reflecting the scale of those operations relative to the size of our business. Changes in foreign currency rates have not historically had a material effect on our results due to certain jurisdictions conducting some portion of their transactions in U.S. dollars and our foreign operations typically having sales and expenses denominated in the applicable local currency. As a result, we have not historically hedged our foreign currency risk. The dollar strengthened in 2025 relative to other foreign currencies in which we operate. However, the effect of these changes in foreign currencies to our net income was immaterial in 2025.
Interest rates – Loans under the Credit Facility bear interest at floating rates. As a result, changes in such rates can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. Our debt levels are relatively small; therefore, we have not historically used interest rate swap arrangements to hedge the variable interest rates under the Credit Facility. A one percentage point increase to our floating rate debt in 2025 would have resulted in approximately $0.4 of additional interest expense. A description of the Credit Facility is contained in Note 9 of the Notes to Consolidated Financial Statements.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fastenal Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Fastenal Company and its subsidiaries (the "Company") as of December 31, 2025, and the related consolidated statements of income, of comprehensive income, of stockholders' equity and of cash flows for the year then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition
As described in Note 1 to the consolidated financial statements, net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives. The Company recognizes revenue when or as the Company satisfies its performance obligations by transferring control of the promised products to the customer, which primarily occurs when products are delivered or picked up by the customer. For the year ended December 31, 2025, the Company's net sales were $8,200.5 million.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company's revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, evaluating certain revenue transactions by either (i) testing the issuance and settlement of invoices; tracing transactions not settled to a detailed listing of accounts receivable; testing the completeness and accuracy of data provided by management; and confirming a sample of outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as evidence of customer arrangement, invoices, delivery documents, and subsequent cash receipts; or (ii) testing, on a sample basis, the revenue recognized by obtaining and inspecting source documents, such as evidence of customer arrangement, invoices, delivery documents, and subsequent cash receipts.
/s/    PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 5, 2026
We have served as the Company's auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Fastenal Company:
Opinions on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Fastenal Company and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cashflows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
Basis for Opinions
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/    KPMG LLP
We have served as the Company's auditor from 1987 to 2025.
Minneapolis, Minnesota
February 6, 2025, except for the effects of the stock split and retrospective adoption of Accounting Standards Update (ASU) 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures described in Note 1, as to which the date is February 5, 2026.

FASTENAL COMPANY
Consolidated Balance Sheets
(Amounts in millions except share and per share information)

	December 31
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$276.8	255.8
Trade accounts receivable, net of allowance for credit losses of $5.3 and $5.2, respectively	1,245.3	1,108.6
Inventories	1,748.0	1,645.0
Prepaid income taxes	20.1	18.8
Other current assets	181.9	183.7
Total current assets	3,472.1	3,211.9

Property and equipment, net	1,131.6	1,056.6
Operating lease right-of-use assets	309.0	279.2
Other assets	140.2	150.3

Total assets	$5,052.9	4,698.0

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$25.0	75.0
Accounts payable	316.8	287.7
Accrued expenses	264.7	225.6
Current portion of operating lease liabilities	106.1	98.8
Income taxes payable	3.0	—
Total current liabilities	715.6	687.1

Long-term debt	100.0	125.0
Operating lease liabilities	210.8	186.6
Deferred income taxes	67.4	68.9
Other long-term liabilities	15.5	14.1

Commitments and contingencies (Notes 5, 8, 9, and 11)
Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 1,600,000,000 shares authorized, 1,148,057,473 and 1,146,640,904 shares issued and outstanding, respectively	11.5	11.5
Additional paid-in capital	115.5	82.8
Retained earnings	3,867.7	3,613.5
Accumulated other comprehensive loss	(51.1)	(91.5)
Total stockholders' equity	3,943.6	3,616.3
Total liabilities and stockholders' equity	$5,052.9	4,698.0
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY
Consolidated Statements of Income
(Amounts in millions except income per share)
For the year ended December 31

	2025	2024	2023
Net sales	$8,200.5	7,546.0	7,346.7
Cost of sales	4,509.3	4,144.1	3,992.2
Gross profit	3,691.2	3,401.9	3,354.5

Selling, general, and administrative expenses	2,035.5	1,891.9	1,825.8
Operating income	1,655.7	1,510.0	1,528.7

Interest income	5.5	5.4	4.1
Interest expense	(6.2)	(7.3)	(10.8)
Income before income taxes	1,655.0	1,508.1	1,522.0

Income tax expense	396.6	357.5	367.0
Net income	$1,258.4	1,150.6	1,155.0

Basic net income per share	$1.10	1.00	1.01
Diluted net income per share	$1.09	1.00	1.01

Basic weighted average shares outstanding	1,147.6	1,145.4	1,142.5
Diluted weighted average shares outstanding	1,150.3	1,148.6	1,146.0
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY
Consolidated Statements of Comprehensive Income
(Amounts in millions)
For the year ended December 31

	2025	2024	2023
Net income	$1,258.4	1,150.6	1,155.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	40.4	(36.7)	10.0
Comprehensive income	$1,298.8	1,113.9	1,165.0
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY
Consolidated Statements of Stockholders' Equity
(Amounts in millions except per share information)

	2025	2024	2023
Common stock
Balance at beginning of year	$11.5	11.5	11.5
Stock options exercised	0.0	0.0	0.0
Balance at end of year	11.5	11.5	11.5
Additional paid-in capital
Balance at beginning of year	82.8	35.2	(2.2)
Stock options exercised	24.3	39.6	30.1
Stock-based compensation	8.4	8.0	7.3
Balance at end of year	115.5	82.8	35.2
Retained earnings
Balance at beginning of year	3,613.5	3,356.9	3,218.7
Net income	1,258.4	1,150.6	1,155.0
Cash dividends paid	(1,004.2)	(893.3)	(1,016.8)
Translation adjustment upon closure of foreign subsidiary	—	(0.7)	—
Balance at end of year	3,867.7	3,613.5	3,356.9
Accumulated other comprehensive loss
Balance at beginning of year	(91.5)	(54.8)	(64.8)
Other comprehensive income (loss)	40.4	(36.7)	10.0
Balance at end of year	(51.1)	(91.5)	(54.8)
Total stockholders' equity	$3,943.6	3,616.3	3,348.8

Cash dividends paid per share of common stock	$0.875	0.780	0.890
See accompanying Notes to Consolidated Financial Statements.

FASTENAL COMPANY
Consolidated Statements of Cash Flows
(Amounts in millions)
For the year ended December 31

	2025	2024	2023
Cash flows from operating activities:
Net income	$1,258.4	1,150.6	1,155.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	168.5	164.7	166.6
Gain on sale of property and equipment	(3.1)	(3.8)	(4.3)
Bad debt expense	4.6	1.3	2.2
Deferred income taxes	(1.6)	(4.1)	(10.7)
Stock-based compensation	8.4	8.0	7.3
Amortization of intangible assets	10.7	10.7	10.7
Changes in operating assets and liabilities:
Trade accounts receivable, net	(130.1)	(31.9)	(72.3)
Inventories	(89.2)	(133.9)	189.1
Other current assets	2.6	(11.9)	(6.4)
Accounts payable	26.0	27.5	8.4
Accrued expenses	33.3	(16.5)	(0.6)
Income taxes	2.1	(1.3)	(9.4)
Other	5.3	13.9	(2.9)
Net cash provided by operating activities	1,295.9	1,173.3	1,432.7

Cash flows from investing activities:
Purchases of property and equipment	(245.3)	(226.5)	(172.8)
Proceeds from sale of property and equipment	14.8	12.4	12.2
Other	(0.5)	(0.4)	(0.6)
Net cash used in investing activities	(231.0)	(214.5)	(161.2)

Cash flows from financing activities:
Proceeds from debt obligations	1,105.0	775.0	880.0
Payments against debt obligations	(1,180.0)	(835.0)	(1,175.0)
Proceeds from exercise of stock options	24.3	39.6	30.1
Cash dividends paid	(1,004.2)	(893.3)	(1,016.8)
Net cash used in financing activities	(1,054.9)	(913.7)	(1,281.7)

Effect of exchange rate changes on cash and cash equivalents	11.0	(10.6)	1.4

Net increase (decrease) in cash and cash equivalents	21.0	34.5	(8.8)

Cash and cash equivalents at beginning of year	255.8	221.3	230.1
Cash and cash equivalents at end of year	$276.8	255.8	221.3

Supplemental information:
Cash paid for interest	$6.6	7.8	12.2
Net cash paid for income taxes	$398.8	356.5	383.0
See accompanying Notes to Consolidated Financial Statements.

Fastenal Company
Notes to Consolidated Financial Statements

Note 1. Business Overview and Summary of Significant Accounting Policies
Business Overview
Fastenal is a leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of selling locations located primarily in North America.
Principles of Consolidation
The consolidated financial statements include the accounts of Fastenal Company and its subsidiaries (the 'Company,' 'Fastenal,' 'we,' 'our,' or 'us'). All material intercompany balances and transactions have been eliminated in consolidation.
Stock Split
On April 23, 2025, we announced a two-for-one stock split of our outstanding common stock. Holders of the Company's common stock, par value $0.01 per share, at the close of business on May 5, 2025, received one additional share of common stock for every share of common stock they owned. The stock split took effect at the close of business on May 21, 2025. All historical common stock share, per share information, stock option awards, and stockholders' equity balances for all periods presented have been retroactively adjusted to reflect the two-for-one stock split.
Revenue Recognition
Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when or as we satisfy our performance obligations under the contract. We recognize revenue by transferring control of the promised products to the customer, which primarily occurs when products are delivered or picked up by the customer. We recognize revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. We estimate product returns based on historical return rates and lag. Using probability assessments, which are based on known inputs at year-end, we estimate sales incentives expected to be paid over the term of the contract. The majority of our contracts have a single performance obligation and are short-term in nature. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.
Accounts Receivable
Credit is extended based upon an evaluation of the customer's financial condition. Accounts receivable are stated at their estimated net realizable value. The allowance for credit losses is based on a historical loss experience approach which adjusts the ending balance sheet to take into consideration expected losses over the contractual lives of the receivables, considering factors such as historical data as a basis for future expected losses.
Foreign Currency Translation and Transactions
The functional currency of our foreign operations is typically the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts, except retained earnings, using current exchange rates as of the balance sheet date, for retained earnings at historical exchange rates, and for sales and expense accounts using a weighted average exchange rate during the applicable period. The translation adjustments are deferred as a separate component of stockholders' equity captioned accumulated other comprehensive loss. Gains or losses resulting from transactions denominated in foreign currencies are included in cost of sales or SG&A expenses.
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

Fastenal Company
Notes to Consolidated Financial Statements (Continued)
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
Long-Lived Assets
Long-lived assets consist of net property and equipment, operating lease ROU assets, prepaid deposits, goodwill, and definite-lived intangible assets. Other than goodwill, these are reviewed for impairment whenever an event or change in circumstance indicates that the carrying amount of the asset group may not be recoverable. If circumstances require an asset group to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by the asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary. There were no impairments recorded during any of the three years reported in these consolidated financial statements.
Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is reviewed for impairment annually or more frequently if triggering events occur. The identifiable intangible assets are amortized on a straight-line basis over their estimated lives.
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

Fastenal Company
Notes to Consolidated Financial Statements (Continued)
Product Warranties
We offer a basic limited warranty for certain of our products. The specific terms and conditions of those warranties vary depending upon the product sold. We typically recoup these costs through product warranties we hold with the original equipment manufacturers. Our warranty expense has historically been immaterial.
Stock-Based Compensation
We estimate the fair value of stock options as of the grant date using a Black-Scholes valuation model. Stock-based compensation expense equal to the grant date fair value is recognized on a straight-line basis over the vesting period. Our stock-based compensation expense is recorded in SG&A expenses.
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
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ('FASB') issued Accounting Standards Update ('ASU') 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the income tax rate reconciliation, as well as further disaggregation of income taxes paid. We adopted ASU 2023-09 for the year ended December 31, 2025 and have applied the guidance retrospectively for all periods presented within the notes to the consolidated financial statements. The adoption of ASU 2023-09 did not have a material impact on our consolidated financial statements for the year ended December 31, 2025, but did require additional disclosures. Refer to Note 7 for additional information.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which specifies additional disclosure requirements, including the composition of certain income statement expense line items (such as purchases of inventory, employee compensation, and 'other expenses') and a separate disclosure for selling expenses. This change is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, however, early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2024-03 will have on our consolidated financial statements and disclosures and anticipate adoption in 2027.

Fastenal Company
Notes to Consolidated Financial Statements (Continued)
Note 2. Revenue
Disaggregation of Revenue
Revenues are attributed to countries based on the selling location from which the sale occurred. During 2025, 2024, and 2023, no single customer represented 5% or more of our consolidated net sales.
Our revenues related to the following geographic areas were as follows for the periods ended December 31:

	Twelve-month Period
	2025	2024	2023
United States	$6,818.9	6,273.1	6,139.8
% of revenues	83.2%	83.1%	83.6%
Canada and Mexico	1,110.2	1,035.6	981.9
% of revenues	13.5%	13.7%	13.4%
All other foreign countries	271.4	237.3	225.0
% of revenues	3.3%	3.2%	3.0%
Total revenues	$8,200.5	7,546.0	7,346.7
The percentages of our sales by end market were as follows for the periods ended December 31:

	Twelve-month Period
	2025	2024	2023
Manufacturing	75.9%	75.0%	74.3%
Non-residential construction	8.1%	8.5%	9.1%
Other	16.0%	16.5%	16.6%
	100.0%	100.0%	100.0%
The percentages of our sales by product line were as follows for the periods ended December 31:

		Twelve-month Period
Type	Introduced	2025	2024	2023
Fasteners (1)	1967	30.5%	30.7%	32.4%
Tools	1993	8.3%	8.4%	8.5%
Cutting tools	1996	5.2%	5.3%	5.3%
Hydraulics & pneumatics	1996	6.9%	6.7%	6.7%
Material handling	1996	5.7%	5.6%	5.6%
Janitorial supplies	1996	9.0%	8.8%	8.4%
Electrical supplies	1997	4.7%	4.7%	4.6%
Welding supplies	1997	4.3%	4.2%	4.1%
Safety supplies	1999	22.2%	22.2%	21.2%
Other		3.2%	3.4%	3.2%
		100.0%	100.0%	100.0%
(1) The fastener product line represents fasteners and miscellaneous supplies.

Fastenal Company
Notes to Consolidated Financial Statements (Continued)
Note 3. Long-Lived Assets
Long-lived assets consist of net property and equipment, operating lease ROU assets, prepaid deposits, goodwill, and definite-lived intangible assets.
Property and equipment at year end consisted of the following:

	Depreciable Life in Years	2025	2024
Land	—	$71.2	72.6
Buildings and improvements	15 to 40	622.7	563.6
Automated distribution and warehouse equipment	5 to 30	310.3	293.5
Shelving, industrial vending, and equipment	3 to 10	1,524.6	1,436.3
Transportation equipment	3 to 5	107.8	103.3
Construction in progress	—	135.5	117.2
		2,772.1	2,586.5
Less accumulated depreciation		(1,640.5)	(1,529.9)
Property and equipment, net		$1,131.6	1,056.6
Our long-lived assets related to the following geographic areas at year end:

	2025	2024
United States	$1,421.6	1,343.2
Canada and Mexico	112.9	101.3
All other foreign countries	46.3	41.6
Total long-lived assets	$1,580.8	1,486.1
Note 4. Accrued Expenses
Accrued expenses at year end consisted of the following:

	2025	2024
Employee payroll and related taxes	$18.0	17.9
Employee bonuses and commissions	39.8	25.5
Profit sharing contribution	23.5	20.8
Insurance reserves	25.0	26.2
Indirect taxes	53.1	32.7
Customer promotions and marketing	66.5	64.2
Occupancy	4.6	8.5
Transportation	6.4	5.7
Other	27.8	24.1
Accrued expenses	$264.7	225.6

Fastenal Company
Notes to Consolidated Financial Statements (Continued)
Note 5. Stockholders' Equity
Dividends
On January 16, 2026, our board of directors declared a quarterly dividend of $0.24 per share of common stock to be paid in cash on February 26, 2026 to shareholders of record at the close of business on January 29, 2026. In 2025, we paid aggregate annual cash dividends per share of $0.875. We paid aggregate annual cash dividends per share of $0.78 and $0.89 in 2024 and 2023, respectively. In 2023, this included a special dividend of $0.19 per share paid in the fourth quarter.
Stock Options
Effective January 2, 2026, the compensation committee of our board of directors granted to our employees options to purchase a total of 1,339,070 shares of our common stock at an exercise price of $41.00 per share. On the same date, certain of our non-employee directors received options to acquire a total of 169,011 shares of our common stock at an exercise price of $41.00 per share. The closing stock price on the effective date of the grants was $40.44 per share.
The following tables summarize the details of options granted under our stock option plans that were still outstanding as of December 31, 2025, and the assumptions used to value those grants. All such grants were effective at the close of business on the grant date.

	Options Granted	Option Exercise Price	Closing Stock Price on Grant Date	December 31, 2025
Grant Date				Options Outstanding	Options Exercisable
January 2, 2025	1,366,636	$36.00	$35.555	1,279,650	88,028
January 2, 2024	1,629,824	$32.00	$31.775	1,390,156	300,168
January 3, 2023	2,143,886	$24.00	$23.700	1,547,829	535,357
January 3, 2022	1,426,876	$31.00	$30.990	939,370	493,898
January 4, 2021	1,483,020	$24.00	$23.825	824,504	535,044
January 2, 2020	1,804,526	$19.00	$18.615	803,266	643,754
January 2, 2019	2,633,848	$13.00	$12.853	709,150	562,590
January 2, 2018	2,175,872	$13.75	$13.635	342,584	277,404
January 3, 2017	3,059,156	$11.75	$11.738	155,970	155,970
Total	17,723,644			7,992,479	3,592,213

Grant Date	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 2, 2025	4.3%	5.00	2.2%	27.36%	$8.86
January 2, 2024	3.8%	5.00	2.2%	28.44%	$7.94
January 3, 2023	4.0%	5.00	2.6%	29.58%	$5.81
January 3, 2022	1.3%	5.00	1.7%	28.52%	$6.84
January 4, 2021	0.4%	5.00	2.0%	29.17%	$4.79
January 2, 2020	1.7%	5.00	2.4%	25.70%	$3.41
January 2, 2019	2.5%	5.00	2.9%	23.96%	$2.20
January 2, 2018	2.2%	5.00	2.3%	23.45%	$2.51
January 3, 2017	1.9%	5.00	2.6%	24.49%	$2.10
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

Fastenal Company
Notes to Consolidated Financial Statements (Continued)
A summary of activities under our stock option plans consisted of the following:

	Options Outstanding	Exercise Price (1)	Remaining Life (2)
Outstanding as of January 1, 2025	8,455,854	$22.96	6.28
Granted	1,366,636	$36.00	9.00
Exercised	(1,416,569)	$17.07
Cancelled/forfeited	(413,442)	$27.97
Outstanding as of December 31, 2025	7,992,479	$25.98	6.19
Exercisable as of December 31, 2025	3,592,213	$21.98	4.89

	Options Outstanding	Exercise Price (1)	Remaining Life (2)
Outstanding as of January 1, 2024	9,948,156	$19.35	5.99
Granted	1,629,824	$32.00	9.00
Exercised	(2,676,170)	$14.86
Cancelled/forfeited	(445,956)	$24.06
Outstanding as of December 31, 2024	8,455,854	$22.96	6.28
Exercisable as of December 31, 2024	3,560,662	$19.04	4.94
(1) Weighted average exercise price.
(2) Weighted average remaining contractual life in years.
The total intrinsic value of stock options exercised during the years ended December 31, 2025, 2024, and 2023 was $34.6, $57.6, and $38.1, respectively. The intrinsic value represents the difference between the exercise price and fair value of the underlying shares at the date of exercise.
At December 31, 2025, there was $20.0 of total unrecognized stock-based compensation expense related to outstanding unvested stock options granted under the employee stock option plan. This expense is expected to be recognized over a weighted average period of 3.95 years. Any future change in estimated forfeitures will impact this amount. The total grant date fair value of stock options vested under our employee stock option plan during 2025, 2024, and 2023 was $7.1, $7.6, and $5.3, respectively.
Total stock-based compensation expense related to our employee stock option plan was $8.4, $8.0, and $7.3 for 2025, 2024, and 2023, respectively. There is no incremental stock-based compensation expense as a result of the stock split described in Note 1.
Shares Outstanding
Shares of common stock outstanding were as follows:

	2025	2024	2023
Balance at beginning of year	1,146,640,904	1,143,964,734	1,141,623,348
Stock options exercised	1,416,569	2,676,170	2,341,386
Balance at end of year	1,148,057,473	1,146,640,904	1,143,964,734

Fastenal Company
Notes to Consolidated Financial Statements (Continued)
Net Income Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted net income per share and a summary of the options to purchase shares of common stock which were excluded from the diluted net income per share calculation because they were anti-dilutive:

Reconciliation	2025	2024	2023
Basic weighted average shares outstanding	1,147,590,819	1,145,416,130	1,142,543,692
Weighted shares assumed upon exercise of stock options	2,743,385	3,148,292	3,473,524
Diluted weighted average shares outstanding	1,150,334,204	1,148,564,422	1,146,017,216

Summary of Anti-dilutive Options Excluded	2025	2024	2023
Options to purchase shares of common stock	1,188,357	1,826,592	3,136,920
Weighted average exercise prices of options	$36.00	31.79	26.90
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.
Note 6. Retirement Savings Plan
The Fastenal Company and Subsidiaries 401(k) and Employee Stock Ownership Plan covers all of our employees in the U.S. Our employees in Canada may participate in a Registered Retirement Savings Plan. The general purpose of both of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings contributions. In addition to the participation of our employees, we make annual profit sharing contributions based on an established formula. The expense recorded under this profit sharing formula was approximately $23.5, $20.8, and $23.1 for 2025, 2024, and 2023, respectively.
Note 7. Income Taxes
Income before income taxes were derived from the following sources:

	2025	2024	2023
Domestic	$1,515.2	1,390.6	1,392.7
Foreign	139.8	117.5	129.3
Income before income taxes	$1,655.0	1,508.1	1,522.0
Components of income tax expense (benefit) were as follows:

	2025			2024			2023
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$276.6	6.8	283.4	265.6	(3.0)	262.6	273.3	(9.2)	264.1
State	63.5	0.7	64.2	56.1	(0.1)	56.0	59.6	(1.3)	58.3
Foreign	50.3	(1.3)	49.0	39.6	(0.7)	38.9	44.9	(0.3)	44.6
Income tax expense	$390.4	6.2	396.6	361.3	(3.8)	357.5	377.8	(10.8)	367.0

Fastenal Company
Notes to Consolidated Financial Statements (Continued)
Income taxes paid were as follows:

	2025	2024	2023
Federal	$276.4	269.6	276.8
State	60.5	54.6	60.9
Foreign	61.9	36.3	51.5
Total income taxes paid	$398.8	360.5	389.2
Income taxes paid (net of refunds) exceeded five percent of total income taxes paid (net of refunds) in the following jurisdictions:

	2025	2024	2023
Mexico	36.5	*	20.1
* Jurisdiction below the threshold for the period presented.
Income tax expense in the accompanying consolidated financial statements differed from the expected expense as follows:

	2025 (1)		2024 (2)		2023 (3)
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal income tax expense at statutory rate	$347.5	21.0%	316.7	21.0%	319.6	21.0%
Increase (decrease) attributed to
State and local income taxes	50.7	3.1%	43.4	2.9%	45.1	3.0%
Foreign tax effects	18.9	1.1%	14.2	0.9%	17.4	1.1%
Effect of cross-border tax laws	(6.4)	-0.4%	(5.7)	-0.4%	(5.6)	-0.4%
Tax credits	(5.8)	-0.4%	(5.2)	-0.3%	(5.4)	-0.4%
Changes in valuation allowances	0.2	0.0%	(0.2)	0.0%	0.4	0.0%
Nontaxable or nondeductible items	(2.4)	-0.1%	(10.4)	-0.7%	(6.4)	-0.4%
Changes in unrecognized tax benefits	(7.4)	-0.4%	0.7	0.0%	1.4	0.1%
Other, net	1.3	0.1%	4.0	0.3%	0.5	0.0%
Total income tax expense, Effective income tax rate	$396.6	24.0%	357.5	23.7%	367.0	24.1%

(1)	In 2025, state taxes in Minnesota, Wisconsin, California, Illinois, New York, and Indiana made up the majority (greater than 50%) of the tax effect in this category.
(2)	In 2024, state taxes in Wisconsin, Minnesota, California, Illinois, New York, and Kansas made up the majority (greater than 50%) of the tax effect in this category.
(3)	In 2023, state taxes in Wisconsin, California, Minnesota, Illinois, New York, and Kansas made up the majority (greater than 50%) of the tax effect in this category.

Fastenal Company
Notes to Consolidated Financial Statements (Continued)
The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at year end consisted of the following:

	2025	2024
Deferred income tax assets
Inventory costing and valuation methods	$6.8	5.9
Insurance reserves	8.0	5.5
Foreign net operating loss and credit carryforwards	2.6	2.4
Stock-based compensation	4.4	3.7
Operating lease liabilities	80.1	72.2
Section 174 capitalization	7.3	11.1
Other, deferred tax assets	11.0	8.3
Total deferred income tax assets	120.2	109.1
Less: Valuation allowances	(2.0)	(1.8)
Total net deferred income tax assets	118.2	107.3

Deferred income tax liabilities
Property and equipment	(101.3)	(90.9)
Operating lease ROU assets	(78.1)	(70.6)
Prepaid expenses	(3.7)	(4.6)
Other, deferred tax liabilities	(0.3)	(0.2)
Total deferred income tax liabilities	(183.4)	(166.3)
Net deferred income tax liabilities	$(65.2)	(59.0)
A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows:

	2025	2024
Balance at beginning of year	$9.9	10.2
Increase related to prior year tax positions	0.7	1.1
Increase related to current year tax positions	0.4	0.4
Decrease related to statute of limitation lapses	(2.5)	(1.8)
Decrease related to prior year tax positions	(6.3)	—
Balance at end of year	$2.2	9.9
Included in the liability for gross unrecognized tax benefits is $0.2 as of December 31, 2025 and $4.2 as of December 31, 2024 for interest and penalties, both of which we classify as a component of income tax expense. The amount of unrecognized tax benefits that would favorably impact the effective tax rate, if recognized, is $1.7 as of December 31, 2025 and $9.1 as of December 31, 2024. The 2025 and 2024 liability is included in deferred income taxes in the Consolidated Balance Sheets.
We file income tax returns in the U.S. federal jurisdiction, all states, and various local and foreign jurisdictions. We are no longer subject to income tax examinations by taxing authorities for taxable years before 2022 in the case of U.S. federal examinations, and with limited exception, before 2020 in the case of foreign, state, and local examinations.
In general, it is our practice and intention to permanently reinvest the income of our foreign subsidiaries and repatriate income only when the tax impact is zero or very minimal. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our approximately $625.3 of undistributed income from foreign subsidiaries to the U.S. as that income continues to be permanently reinvested. It is not practicable to estimate the amount of unrecognized deferred tax liability on these undistributed earnings because of complexities of tax laws, the hypothetical calculation and the significant assumptions required regarding future repatriation strategies.

Fastenal Company
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
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases was approximately $124.2. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.
The cost components of our operating leases were as follows for the periods ended December 31:

	2025			2024			2023
	Leased Facilities and Equipment	Leased Vehicles	Total	Leased Facilities and Equipment	Leased Vehicles	Total	Leased Facilities and Equipment	Leased Vehicles	Total
Operating lease cost	$103.5	24.6	128.1	101.1	22.0	123.1	99.4	18.2	117.6
Variable lease cost	16.4	1.6	18.0	14.0	1.4	15.4	10.5	1.6	12.1
Short-term lease cost	—	39.3	39.3	—	32.6	32.6	—	23.7	23.7
Total	$119.9	65.5	185.4	115.1	56.0	171.1	109.9	43.5	153.4
Variable lease costs are excluded from ROU assets and lease liabilities and consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred by the lessor as well as variable mileage costs related to our leased vehicles.
Maturities of our lease liabilities for all operating leases were as follows as of December 31, 2025:

	Leased Facilities and Equipment	Leased Vehicles	Total
2026	$92.6	19.7	112.3
2027	71.9	15.7	87.6
2028	50.9	13.0	63.9
2029	32.7	7.3	40.0
2030	18.2	3.2	21.4
2031 and thereafter	19.7	0.7	20.4
Total lease payments	$286.0	59.6	345.6
Less: Imputed interest	(24.2)	(4.5)	(28.7)
Present value of lease liabilities	$261.8	55.1	316.9
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows for the periods ended December 31:

Remaining lease term and discount rate:	2025	2024
Weighted average remaining lease term (years)
Leased facilities and equipment	3.98	3.98
Leased vehicles	3.58	3.62
Weighted average discount rate
Lease facilities and equipment	4.36%	3.92%
Leased vehicles	4.50%	4.46%

Fastenal Company
Notes to Consolidated Financial Statements (Continued)
Supplemental cash flow information related to our operating leases was as follows for the periods ended December 31:

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$125.3	119.0	115.7
Leased assets obtained in exchange for new operating lease liabilities	131.4	95.0	116.2
Note 9. Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at year end consisted of the following:

	Average Interest Rate at December 31, 2025		Debt Outstanding
		Maturity Date	2025	2024
Unsecured revolving credit facility	4.73%	September 28, 2027	$—	—
Senior unsecured promissory notes payable, Series D	2.66%	May 15, 2025	—	75.0
Senior unsecured promissory notes payable, Series E	2.72%	May 15, 2027	50.0	50.0
Senior unsecured promissory notes payable, Series G	2.13%	June 24, 2026	25.0	25.0
Senior unsecured promissory notes payable, Series H	2.50%	June 24, 2030	50.0	50.0
Total			125.0	200.0
Less: Current portion of debt			(25.0)	(75.0)
Long-term debt			$100.0	125.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation			$29.7	31.2
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
Senior Unsecured Promissory Notes Payable
We have issued senior unsecured promissory notes under our master note agreement (the Master Note Agreement) in the aggregate principal amount of $125.0 as of December 31, 2025. Our aggregate borrowing capacity under the Master Note Agreement is $900.0; however, none of the institutional investors party to that agreement are committed to purchase notes thereunder. There is no amortization of these notes prior to their maturity date and interest is payable quarterly. The notes currently issued under our Master Note Agreement, including the maturity date and fixed interest rate per annum of each series of note, are contained in the table above. The Master Note Agreement contains certain financial and other covenants and we are currently in compliance with these covenants.

Fastenal Company
Notes to Consolidated Financial Statements (Continued)
Principal payments required on our outstanding indebtedness, based on the maturity dates defined within our long-term debt arrangements, for the succeeding five years, are displayed in the table below, as of December 31, 2025:

Principal Payments
2026	$25.0
2027	50.0
2028	—
2029	—
2030	50.0
2031 and thereafter	—
Total	$125.0
Note 10. Segment Reporting
Each of our geographic regions (U.S., Canada, Mexico, Central & South America, Europe, Asia, and SE Asia) are engaged in business activities for which they may earn sales and incur expenses. Discrete financial information is available at the geographic region level through our internal Return on Asset (ROA) reporting. The ROA reporting is ultimately a selling location income statement with an ROA calculation and the results are compiled by geographic region. ROA pre-tax profit measures financial performance and drives compensation programs.
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
Considering our operating segments outside of the U.S. individually represent less than 10% of our total operating segment net sales, ROA pre-tax profit, and ROA assets, we do not consider them reportable segments. Therefore, we report the results of our one reportable segment (U.S.) below. Further details on our significant accounting policies can be found in Note 1, which are applied company wide.
Our segment measure of profit or loss is ROA pre-tax profit and our measure of assets is ROA assets. ROA pre-tax profit is not a financial measure calculated in accordance with GAAP and excludes inter-company transactions.
The following table presents a reconciliation of reportable segment net sales from external customers to consolidated net sales for the periods ended December 31:

	2025	2024	2023
U.S. net sales from external customers	$6,818.9	6,273.1	6,139.8
Other operating segment net sales (1)	1,381.6	1,272.9	1,206.9
Net sales	$8,200.5	7,546.0	7,346.7
(1)    Other operating segment net sales includes all other operating segments that are below the reportable segment quantitative threshold.
The following table presents a reconciliation of reportable segment ROA pre-tax profit to consolidated income before income taxes for the periods ended December 31:

	2025	2024	2023
U.S. ROA pre-tax profit	$1,432.5	1,303.2	1,318.2
Other operating segment pre-tax profit (1)	222.5	204.9	203.8
Income before income taxes	$1,655.0	1,508.1	1,522.0
(1)    Other operating segment pre-tax profit includes ROA pre-tax profit for all other operating segments that are below the reportable segment quantitative threshold and immaterial allocations excluded from ROA pre-tax profit.

Fastenal Company
Notes to Consolidated Financial Statements (Continued)
The following table presents a reconciliation of reportable segment ROA assets to consolidated total assets for the periods ended December 31:

	2025	2024
U.S. ROA assets (1)	$2,446.8	2,189.6
Other operating segment ROA assets (2)	667.1	585.2
Other current assets (3)	505.0	580.0
Property and equipment	987.1	915.6
Intangibles and other assets	137.9	148.4
Operating lease right-of-use assets	309.0	279.2
Total assets	$5,052.9	4,698.0
(1)    Operating segment ROA assets primarily include accounts receivable, inventory, selling location vehicles, and exclude certain centrally managed assets.
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
Other Segment Disclosures
Interest revenue and interest expense included in the ROA pre-tax profit are not material. The following table presents a reconciliation of reportable segment ROA pre-tax profit depreciation and amortization expense to consolidated depreciation and amortization expense for the periods ended December 31:

	2025	2024	2023
U.S. ROA pre-tax profit depreciation and amortization expense	$163.9	188.1	168.1
Other operating segment ROA pre-tax profit depreciation and amortization expense (1)	25.6	27.4	24.7
Other reconciling items (2)	(10.3)	(40.1)	(15.5)
Depreciation and amortization expense	$179.2	175.4	177.3
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
Note 11. Legal Contingencies
We are involved in certain legal actions, including those that are ordinary routine litigation incidental to our business. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, that could require significant expenditures or result in lost sales. We record a liability for these legal actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. As of December 31, 2025, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse impact on our consolidated financial statements.
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
***End of Notes to Consolidated Financial Statements***

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Securities Exchange Act)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of December 31, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ Daniel L. Florness	/s/ Max H. Tunnicliff
Daniel L. Florness	Max H. Tunnicliff
Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

Winona, Minnesota
February 5, 2026

ITEM 9B.OTHER INFORMATION
None of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended December 31, 2025.
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
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference is the information appearing under the headings 'Security Ownership of Principal Shareholders and Management' and 'Executive Compensation—Equity Compensation Plan Information' in the Proxy Statement.
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
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, Minneapolis, MN, Auditor Firm ID: 238)
Report of Independent Registered Public Accounting Firm (KPMG LLP, Minneapolis, MN, Auditor Firm ID: 185)

2. Exhibits:
INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.2 to Fastenal Company's Form 8-K dated as of April 24, 2025)
3.2	Restated By-Laws of Fastenal Company dated as of February 2, 2024 (incorporated by reference to Exhibit 3.2 to Fastenal Company's Form 10-K for fiscal year ended December 31, 2023)
4.1	Description of Capital Stock (filed herewith)
4.2	Form of Senior Notes due May 15, 2027 (incorporated by reference to Exhibit 4.2 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
4.3	Form of Senior Notes due June 24, 2026 (incorporated by reference to Exhibit 4.4 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
4.4	Form of Senior Notes due June 24, 2030 (incorporated by reference to Exhibit 4.5 to Fastenal Company's Form 10-Q for the quarter ended June 30, 2020)
10.1	Bonus Program for Executive Officers* (filed herewith)
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

19
Fastenal Company and Subsidiaries Securities Trading Policy dated as of January 1, 2024 (incorporated by reference to Exhibit 19 to Fastenal Company's Form 10-K for fiscal year ended December 31, 2024)

21	List of Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP (filed herewith)
23.2	Consent of Independent Registered Public Accounting Firm - KPMG LLP (filed herewith)
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97
Compensation Forfeiture, Recovery, and True-up Policy of Fastenal Company dated as of October 11, 2023 (incorporated by reference to Exhibit 97 to Fastenal Company's Form 10-K for fiscal year ended December 31, 2023)

101
The following information from the annual report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) the information set forth in Part II, Item 9B.

104	The cover page from the annual report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL.
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

Date:	February 5, 2026

FASTENAL COMPANY

By	/s/ Daniel L. Florness
Daniel L. Florness, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 5, 2026

/s/ Daniel L. Florness	/s/ Max H. Tunnicliff
Daniel L. Florness, Chief Executive Officer (Principal Executive Officer) and Director	Max H. Tunnicliff, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Sheryl A. Lisowski
Sheryl A. Lisowski, Executive Vice President - Chief Accounting Officer and Treasurer (Principal Accounting Officer)

/s/ Scott A. Satterlee	/s/ Hsenghung Sam Hsu
Scott A. Satterlee, Director (Chair)	Hsenghung Sam Hsu, Director

/s/ Michael J. Ancius	/s/ Daniel L. Johnson
Michael J. Ancius, Director	Daniel L. Johnson, Director

/s/ Stephen L. Eastman	/s/ Sarah N. Nielsen
Stephen L. Eastman, Director	Sarah N. Nielsen, Director

/s/ Brady D. Ericson	/s/ Irene A. Quarshie
Brady D. Ericson, Director	Irene A. Quarshie, Director

/s/ Rita J. Heise	/s/ Reyne K. Wisecup
Rita J. Heise, Director	Reyne K. Wisecup, Director