Form 10-Q
period 2026-03-31
FASTENAL CO
filed 2026-04-16
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended March 31, 2026, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 10, 2026, there were approximately 1,148,035,061 shares of the registrant's common stock outstanding.

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

FASTENAL COMPANY
Condensed Consolidated Balance Sheets
(Amounts in millions except share and per share information)
(Unaudited)

Assets	March 31, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$308.6	276.8
Trade accounts receivable, net of allowance for credit losses of $6.3 and $5.3, respectively	1,445.2	1,245.3
Inventories	1,692.5	1,748.0
Prepaid income taxes	12.1	20.1
Other current assets	161.4	181.9
Total current assets	3,619.8	3,472.1

Property and equipment, net	1,140.3	1,131.6
Operating lease right-of-use assets	312.3	309.0
Other assets	137.4	140.2

Total assets	$5,209.8	5,052.9

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$25.0	25.0
Accounts payable	363.2	316.8
Accrued expenses	242.6	264.7
Current portion of operating lease liabilities	106.1	106.1
Income taxes payable	87.2	3.0
Total current liabilities	824.1	715.6

Long-term debt	100.0	100.0
Operating lease liabilities	214.4	210.8
Deferred income taxes	65.5	67.4
Other long-term liabilities	16.4	15.5

Commitments and contingencies (Notes 3, 5, 6, and 8)
Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 1,600,000,000 shares authorized, 1,148,000,984 and 1,148,057,473 shares issued and outstanding, respectively	11.5	11.5
Additional paid-in capital	105.3	115.5
Retained earnings	3,931.9	3,867.7
Accumulated other comprehensive loss	(59.2)	(51.1)
Total stockholders' equity	3,989.5	3,943.6
Total liabilities and stockholders' equity	$5,209.8	5,052.9
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Condensed Consolidated Statements of Income
(Amounts in millions except income per share)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net sales	$2,201.7	1,959.4
Cost of sales	1,218.8	1,075.5
Gross profit	982.9	883.9

Selling, general, and administrative expenses	535.3	490.0
Operating income	447.6	393.9

Interest income	1.6	0.9
Interest expense	(0.8)	(1.7)
Income before income taxes	448.3	393.1

Income tax expense	108.6	94.4
Net income	$339.8	298.7

Basic net income per share	$0.30	0.26
Diluted net income per share	$0.30	0.26

Basic weighted average shares outstanding	1,148.2	1,146.9
Diluted weighted average shares outstanding	1,150.9	1,149.5
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$339.8	298.7
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(8.2)	8.8
Comprehensive income	$331.6	307.5
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Condensed Consolidated Statements of Stockholders' Equity
(Amounts in millions except per share information)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Common stock
Balance at beginning of period	$11.5	11.5
Purchases of common stock	0.0	—
Stock options exercised	0.0	0.0
Balance at end of period	11.5	11.5
Additional paid-in capital
Balance at beginning of period	115.5	82.8
Purchases of common stock	(20.3)	—
Stock options exercised	7.6	11.2
Stock-based compensation	2.6	2.0
Balance at end of period	105.3	96.0
Retained earnings
Balance at beginning of period	3,867.7	3,613.5
Net income	339.8	298.7
Cash dividends paid	(275.6)	(246.7)
Balance at end of period	3,931.9	3,665.5
Accumulated other comprehensive loss
Balance at beginning of period	(51.1)	(91.5)
Other comprehensive (loss) income	(8.2)	8.8
Balance at end of period	(59.2)	(82.7)
Total stockholders' equity	$3,989.5	3,690.3

Cash dividends paid per share of common stock	$0.240	0.215
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$339.8	298.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	41.9	42.0
Loss (gain) on sale of property and equipment	1.0	(0.3)
Bad debt expense	1.4	1.8
Deferred income taxes	(1.8)	0.7
Stock-based compensation	2.6	2.0
Amortization of intangible assets	2.7	2.7
Changes in operating assets and liabilities:
Trade accounts receivable, net	(204.2)	(170.0)
Inventories	52.5	(26.5)
Other current assets	20.3	10.2
Accounts payable	46.6	45.3
Accrued expenses	(17.1)	(8.8)
Income taxes	92.2	70.9
Other	0.5	(6.5)
Net cash provided by operating activities	378.4	262.2

Cash flows from investing activities:
Purchases of property and equipment	(58.9)	(55.7)
Proceeds from sale of property and equipment	1.3	1.9
Other	0.0	0.0
Net cash used in investing activities	(57.6)	(53.8)

Cash flows from financing activities:
Proceeds from debt obligations	47.0	155.0
Payments against debt obligations	(47.0)	(155.0)
Proceeds from exercise of stock options	7.6	11.2
Purchases of common stock	(20.3)	—
Cash dividends paid	(275.6)	(246.7)
Net cash used in financing activities	(288.3)	(235.5)

Effect of exchange rate changes on cash and cash equivalents	(0.6)	3.1

Net increase (decrease) in cash and cash equivalents	31.9	(24.0)

Cash and cash equivalents at beginning of period	276.8	255.8
Cash and cash equivalents at end of period	$308.6	231.8

Supplemental information:
Cash paid for interest	$0.7	1.5
Net cash paid for income taxes	$16.0	21.9
Leased assets obtained in exchange for new operating lease liabilities	$32.0	30.4
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2026 and 2025
(Unaudited)
(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Fastenal Company and subsidiaries (the 'Company,' 'Fastenal,' 'we,' 'our,' or 'us') have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. They do not include all information and footnotes required by U.S. GAAP for a complete set of financial statements. However, except as described herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in our consolidated financial statements as of and for the year ended December 31, 2025. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Percentages, values, and dollar change calculations, which are based on non-rounded dollar values, may not be able to be recalculated or footed using the dollar values in this document due to the rounding of those dollar values.
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
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Disaggregation of Income Statement Expenses (DISE), which specifies new disclosure requirements, including the composition of certain income statement expense line items (such as purchases of inventory, employee compensation, and 'other expenses') and a separate disclosure for selling expenses. This change is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, however, early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2024-03 will have on our consolidated financial statements and disclosures and anticipate adoption in 2027.
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
March 31, 2026 and 2025
(Unaudited)
Disaggregation of Revenue
Revenues are attributable to countries based on the selling location from which the sale occurred. Our revenues related to the following geographic areas were as follows for the periods ended March 31:

	Three-month Period
	2026	2025
United States	$1,816.3	1,629.4
% of revenues	82.5%	83.2%
Canada and Mexico	306.3	268.9
% of revenues	13.9%	13.7%
All other foreign countries	79.1	61.1
% of revenues	3.6%	3.1%
Total revenues	$2,201.7	1,959.4
The percentages of our sales by end market were as follows for the periods ended March 31:

	Three-month Period
	2026	2025
Manufacturing	76.2%	76.4%
Non-residential construction	8.2%	7.8%
Other	15.6%	15.8%
	100.0%	100.0%
The percentages of our sales by product line were as follows for the periods ended March 31:

		Three-month Period
Type	Introduced	2026	2025
Fasteners (1)	1967	31.0%	30.3%
Tools	1993	8.4%	8.5%
Cutting tools	1996	5.1%	5.3%
Hydraulics & pneumatics	1996	6.9%	6.9%
Material handling	1996	5.7%	5.6%
Janitorial supplies	1996	8.7%	9.1%
Electrical supplies	1997	4.7%	4.8%
Welding supplies	1997	4.3%	4.2%
Safety supplies	1999	21.5%	22.0%
Other		3.7%	3.3%
		100.0%	100.0%
(1) The fastener product line represents fasteners and miscellaneous supplies.

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2026 and 2025
(Unaudited)
(3) Stockholders' Equity
Dividends
On April 10, 2026, our board of directors declared a quarterly dividend of $0.24 per share of common stock to be paid in cash on May 26, 2026 to shareholders of record at the close of business on April 28, 2026.
The following table presents the cash dividends either paid previously or declared by our board of directors for future payment on a per share basis during 2026 and 2025:

	2026	2025
First quarter	$0.240	$0.215
Second quarter	0.240	0.220
Third quarter		0.220
Fourth quarter		0.220
Total	$0.480	$0.875
Stock Options
The following tables summarize the details of options granted under our stock option plans that were outstanding as of March 31, 2026, and the assumptions used to value those grants. All such grants were effective at the close of business on the grant date.

	Options Granted	Option Exercise Price	Closing Stock Price on Grant Date	March 31, 2026
Grant Date				Options Outstanding	Options Exercisable
January 2, 2026	1,508,081	$41.00	$40.440	1,502,232	169,011
January 2, 2025	1,366,636	$36.00	$35.555	1,257,104	283,416
January 2, 2024	1,629,824	$32.00	$31.775	1,358,624	507,886
January 3, 2023	2,143,886	$24.00	$23.700	1,494,697	755,845
January 3, 2022	1,426,876	$31.00	$30.990	896,097	616,481
January 4, 2021	1,483,020	$24.00	$23.825	783,876	666,394
January 2, 2020	1,804,526	$19.00	$18.615	757,796	654,340
January 2, 2019	2,633,848	$13.00	$12.853	612,620	541,648
January 2, 2018	2,175,872	$13.75	$13.635	298,421	298,421
January 3, 2017	3,059,156	$11.75	$11.738	135,509	135,509
Total	19,231,725			9,096,976	4,628,951

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2026 and 2025
(Unaudited)

Grant Date	Risk-free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility	Estimated Fair Value of Stock Option
January 2, 2026	3.7%	5.00	2.2%	23.79%	$8.52
January 2, 2025	4.3%	5.00	2.2%	27.36%	$8.86
January 2, 2024	3.8%	5.00	2.2%	28.44%	$7.94
January 3, 2023	4.0%	5.00	2.6%	29.58%	$5.81
January 3, 2022	1.3%	5.00	1.7%	28.52%	$6.84
January 4, 2021	0.4%	5.00	2.0%	29.17%	$4.79
January 2, 2020	1.7%	5.00	2.4%	25.70%	$3.41
January 2, 2019	2.5%	5.00	2.9%	23.96%	$2.20
January 2, 2018	2.2%	5.00	2.3%	23.45%	$2.51
January 3, 2017	1.9%	5.00	2.6%	24.49%	$2.10
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the three-month periods ended March 31, 2026 and 2025 was $2.6 and $2.0, respectively. There is no incremental stock-based compensation expense as a result of the stock split described in Note 1. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of March 31, 2026 was $27.7 and is expected to be recognized over a weighted average period of 4.01 years. Any future changes in estimated forfeitures will impact this amount.
Net Income Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted net income per share and a summary of the options to purchase shares of common stock which were excluded from the diluted net income per share calculation because they were anti-dilutive:

	Three-month Period
Reconciliation	2026	2025
Basic weighted average shares outstanding	1,148,159,704	1,146,935,722
Weighted shares assumed upon exercise of stock options	2,740,697	2,576,501
Diluted weighted average shares outstanding	1,150,900,401	1,149,512,223

	Three-month Period
Summary of Anti-dilutive Options Excluded	2026	2025
Options to purchase shares of common stock	1,318,407	2,617,668
Weighted average exercise prices of options	$41.00	33.89
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2026 and 2025
(Unaudited)
(4) Income Taxes
We file income tax returns in the U.S. federal jurisdiction, all states, and various local and foreign jurisdictions. We are no longer subject to income tax examinations by taxing authorities for taxable years before 2022 in the case of U.S. federal examinations, and with limited exceptions, before 2020 in the case of foreign, state, and local examinations. During the first quarter of 2026, there were no material changes in unrecognized tax benefits.
(5) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases was approximately $114.3. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.
(6) Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	Average Interest Rate at March 31, 2026		Debt Outstanding
		Maturity Date	March 31, 2026	December 31, 2025
Unsecured revolving credit facility	4.68%	September 28, 2027	$—	—
Senior unsecured promissory notes payable, Series E	2.72%	May 15, 2027	50.0	50.0
Senior unsecured promissory notes payable, Series G	2.13%	June 24, 2026	25.0	25.0
Senior unsecured promissory notes payable, Series H	2.50%	June 24, 2030	50.0	50.0
Total			125.0	125.0
Less: Current portion of debt			(25.0)	(25.0)
Long-term debt			$100.0	100.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation			$0.2	29.7
Unsecured Revolving Credit Facility
We have an $835.0 committed unsecured revolving credit facility (the Credit Facility) with an uncommitted accordion option to increase the aggregate revolving commitment by an additional $365.0 for a total of $1,200.0. The Credit Facility includes a committed letter of credit subfacility of $55.0. During the first quarter of 2026, we replaced the majority of the related letter of credit contingent obligation with a surety bond arrangement, which would only be utilized in the event of our non‑performance under the related insurance obligations. Any borrowings outstanding under the Credit Facility for which we have the ability and intent to pay using cash within the next 12 months will be classified as a current liability. The Credit Facility contains certain financial and other covenants, and our right to borrow under the Credit Facility is conditioned upon, among other things, our compliance with these covenants. We are currently in compliance with these covenants.
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
March 31, 2026 and 2025
(Unaudited)
Senior Unsecured Promissory Notes Payable
We have issued senior unsecured promissory notes under our master note agreement (the Master Note Agreement) in the aggregate principal amount of $125.0 as of March 31, 2026. Our aggregate borrowing capacity under the Master Note Agreement is $900.0; however, none of the institutional investors party to that agreement are committed to purchase notes thereunder. There is no amortization of these notes prior to their maturity date and interest is payable quarterly. The notes currently issued under our Master Note Agreement, including the maturity date and fixed interest rate per annum of each series of note, are contained in the table above. The Master Note Agreement contains certain financial and other covenants and we are currently in compliance with these covenants.
(7) Segment Reporting
Each geographic region (U.S., Canada, Mexico, Central & South America, Europe, Asia, and SE Asia) is engaged in business activities for which it may earn sales and incur expenses. Discrete financial information is available at the geographic region level through our internal Return on Asset (ROA) reporting. The ROA reporting is ultimately a selling location income statement with an ROA calculation and the results are compiled by geographic region. ROA pre-tax profit measures financial performance and drives compensation programs.
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
The following table presents reportable segment net sales from external customers for the periods ended March 31:

	Three-month Period
	2026	2025
U.S. net sales from external customers	$1,816.3	1,629.4
The following table presents a reconciliation of reportable segment ROA pre-tax profit to consolidated income before income taxes for the periods ended March 31:

	Three-month Period
	2026	2025
U.S. ROA pre-tax profit	$383.9	340.5
Other operating segment pre-tax profit (1)	64.4	52.6
Income before income taxes	$448.3	393.1
(1)    Other operating segment pre-tax profit includes ROA pre-tax profit for all other operating segments that are below the reportable segment quantitative threshold and immaterial allocations excluded from ROA pre-tax profit.

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
March 31, 2026 and 2025
(Unaudited)
The following table presents reportable segment ROA assets for the periods ended:

	March 31, 2026	December 31, 2025
U.S. ROA assets (1)	$2,565.4	2,446.8
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
Other Segment Disclosures
Interest revenue and interest expense included in the ROA pre-tax profit are not material. The following table presents reportable segment ROA pre-tax profit depreciation and amortization expense for the periods ended March 31:

	Three-month Period
	2026	2025
U.S. ROA pre-tax profit depreciation and amortization expense	$41.9	40.3
(8) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2025 annual report on Form 10-K in Note 11 of the Notes to Consolidated Financial Statements. As of March 31, 2026, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse impact on our Condensed Consolidated Financial Statements.
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

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements and should be read in conjunction with those condensed consolidated financial statements. Dollar amounts are stated in millions except for share and per share amounts and where otherwise noted. All historical common stock share and per share information in this quarterly report on Form 10-Q have been retroactively adjusted to reflect the two-for-one stock split effective at the close of business on May 21, 2025. Percentages, values, and dollar change calculations, which are based on non-rounded dollar values, may not be able to be recalculated or footed using the dollar values in this document due to the rounding of those dollar values. References to daily sales rate (DSR) change may reflect either growth (positive) or contraction (negative) for the applicable period.
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
The global economy continues to experience elevated levels of volatility and uncertainty, including within the commodity, labor, and transportation markets, driven by a combination of geopolitical developments and macroeconomic factors. Recent imposition of new and expanded tariffs have further contributed to disruptions in global capital markets and global supply chains. These developments may impact our operations, financial condition, and results of operations. We are actively monitoring economic conditions in the U.S. and internationally, including evolving trade policies, changes in interest rates, foreign currency exchange rate fluctuations, inflationary pressures, and the risk of a global or regional economic recession.
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
On February 20, 2026, the United States Supreme Court issued a decision invalidating the broad-based tariffs imposed under the International Emergency Economic Powers Act (IEEPA). Significant uncertainty exists regarding the timing and amount of any potential tariff refunds. We will continue to assess these developments as additional information becomes available.

Executive Overview
The following table presents a performance summary of our results of operations for the three-month periods ended March 31, 2026 and 2025.

	Three-month Period
	2026	2025	Change
Net sales	$2,201.7	1,959.4	12.4%
Business days	63	63
Daily sales	$34.9	31.1	12.4%
Gross profit	$982.9	883.9	11.2%
% of net sales	44.6%	45.1%
SG&A expenses	$535.3	490.0	9.3%
% of net sales	24.3%	25.0%
Operating income	$447.6	393.9	13.6%
% of net sales	20.3%	20.1%
Income before income taxes	$448.3	393.1	14.0%
% of net sales	20.4%	20.1%
Net income	$339.8	298.7	13.8%
Diluted net income per share	$0.30	0.26	13.6%

Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the U.S.) in the period.
During the last twelve months, we increased our total full-time equivalent (FTE; based on 40 hours per week) employee headcount by 424. Our total FTE selling personnel increased by 214 to support growth and sales initiatives to target customer acquisition. We had an increase in our distribution and transportation FTE personnel of 14 to support increased product throughput at our distribution facilities. We had an increase in our remaining FTE personnel of 196, which related primarily to personnel investments in information technology (IT), finance, and supply chain support.
The table below summarizes our absolute and FTE employee headcount at the end of the periods presented and the percentage change compared to the end of the prior periods.

			Change Since:		Change Since:
	Q1 2026	Q4 2025	Q4 2025	Q1 2025	Q1 2025
Selling personnel - absolute employee headcount	17,235	17,166	0.4%	16,995	1.4%
Selling personnel - FTE employee headcount	15,450	15,439	0.1%	15,236	1.4%
Total personnel - absolute employee headcount	24,675	24,489	0.8%	24,181	2.0%
Total personnel - FTE employee headcount	21,763	21,602	0.7%	21,339	2.0%

FIRST QUARTER OF 2026 VERSUS FIRST QUARTER OF 2025
Results of Operations
The following table sets forth condensed consolidated statements of income information (as a percentage of net sales) for the periods ended March 31:

	Three-month Period
	2026	2025
Net sales	100.0%	100.0%
Gross profit	44.6%	45.1%
SG&A expenses	24.3%	25.0%
Operating income	20.3%	20.1%
Net interest	0.0%	0.0%
Income before income taxes	20.4%	20.1%

Sales
The table below sets forth net sales and daily sales for the periods ended March 31, and changes in such sales from the prior period to the more recent period:

	Three-month Period
	2026	2025
Net sales	$2,201.7	1,959.4
Percentage change	12.4%	3.4%
Business days	63	63
Daily sales	$34.9	31.1
Percentage change	12.4%	5.0%
Daily sales impact of currency fluctuations	0.6%	-0.5%
Net sales increased $242.2, or 12.4%, in the first quarter of 2026 when compared to the first quarter of 2025 (both periods had the same number of selling days.) Sales performance reflects the contribution from improved customer contract signings since the first quarter of 2024, as well as a slight improvement in industrial production in the first quarter of 2026. Foreign exchange rates positively affected sales in the first quarter of 2026 by approximately 60 basis points, compared to a negative impact in the first quarter of 2025 of approximately 50 basis points. The impact of product pricing on net sales in the first quarter of 2026 was an increase of approximately 350 basis points, compared to being immaterial in the first quarter of 2025.
From a product portfolio standpoint, we classify our offerings into four primary categories: fasteners, safety supplies, cutting tools and other product lines. 'Other product lines' encompasses seven smaller product segments, including tools and janitorial supplies.
Beginning in the fourth quarter of 2025, we expanded our reporting to provide a more comprehensive view of direct (original equipment manufacturing/production) and indirect (maintenance, repair, and operations/facilities maintenance) business across product categories. Direct materials generally include products incorporated into finished goods or that directly support customers' production processes, while indirect materials support customers' facility operations, maintenance, and safety needs. During the first quarter of 2026, direct materials slightly outpaced indirect materials, reflecting greater contribution from fastener sales and continued strength with manufacturing customers.

The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2026	2025	2026	2025
Direct fasteners/hardware	13.8%	3.5%	21.0%	20.7%
Direct cutting tools and abrasives	11.3%	4.6%	5.1%	5.2%
Direct non-fasteners/hardware	12.7%	9.1%	12.7%	12.8%
Total direct materials	13.1%	5.4%	38.8%	38.7%
Indirect fasteners/hardware	17.3%	1.1%	10.0%	9.7%
Indirect safety	11.3%	6.9%	20.8%	21.3%
Indirect non-fasteners/hardware and non-safety	11.7%	6.1%	30.4%	30.3%
Total indirect materials	12.4%	5.5%	61.1%	61.3%
From an end market standpoint, we have four categories: heavy manufacturing, other manufacturing, non-residential construction, and other, the latter of which includes reseller, government/education, transportation, warehousing and storage, and data centers. Our manufacturing end markets growth was mainly due to the relative strength we are experiencing with key account customers with significant managed spend, where our service model and technology are particularly impactful. The non-residential construction end market experienced growth for the fourth time in fourteen consecutive quarters. Other end market sales were favorably impacted by growth with transportation and warehousing customers.
The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2026	2025	2026	2025
Heavy manufacturing	14.1%	4.8%	44.0%	43.4%
Other manufacturing	9.9%	9.7%	32.2%	33.0%
Total manufacturing	12.3%	6.8%	76.2%	76.4%
Non-residential construction	17.2%	-3.4%	8.2%	7.8%
Other end markets	11.3%	0.8%	15.6%	15.8%
Total non-manufacturing	13.2%	-0.6%	23.8%	23.6%
From a customer standpoint, we have two categories: 1) contracts, which include national multi-site, local and regional, and government customers with significant revenue potential, and 2) non-contracts. Sales with our contract customers continue to outperform as we realize incremental sales from implementing customer signings that we have achieved since the first quarter of 2024. Non-contract customers tend to be smaller and utilize fewer of our tools and capabilities, providing fewer avenues for share gains and therefore more closely reflect overall business trends.
The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2026	2025	2026	2025
Contract sales	14.6%	8.5%	75.4%	73.1%
Non-contract sales	6.7%	-3.6%	24.6%	26.9%

Supplemental Data
Customer Sites and Sales Segmentation
We engage customers in the local market by delivering services and solutions within or near the customer's business (Sites). Sites represent distinct customer locations where we maintain inventory tailored to local demand, supported by our regional distribution networks. Our strategy prioritizes customer Sites with monthly sales potential of $50,000 or more. Segmentation by spend level provides insight into the scale and potential of customer relationships served through our network. The following table summarizes customer Sites averaged by monthly spend band and related monthly sales metrics.

	Three-month Period 2026			Three-month Period 2025
	Sites (#) (1) (2)	Sales	Mo. Sales per Site (3)	Sites (#) (1) (2)	Sales	Mo. Sales per Site (3)
Manufacturing
$50k+/Mo. (4)	2,422	$1,037.8	$142,830	2,114	$874.0	$137,811

$10k+/Mo.	9,009	1,475.4	54,590	8,500	1,293.1	50,710
$5k+/Mo.	13,407	1,570.0	39,034	12,951	1,388.7	35,742
Other sales (5)	27,457	100.7	1,223	30,308	104.3	1,147
Total manufacturing	40,864	$1,670.7	$13,628	43,259	$1,493.0	$11,484

Non-manufacturing
$50k+/Mo. (4)	487	$187.0	$127,995	388	$136.6	$117,354

$10k+/Mo.	3,293	357.6	36,198	2,918	288.5	32,956
$5k+/Mo.	6,112	417.2	22,753	5,667	346.7	20,393
Other sales (5)	45,469	113.8	834	52,118	119.7	766
Total non-manufacturing	51,581	$531.0	$3,431	57,785	$466.4	$2,633

Total
$50k+/Mo. (4)	2,909	$1,224.8	$140,346	2,502	$1,010.6	$134,639

$10k+/Mo.	12,302	1,833.0	49,667	11,418	1,581.6	46,173
$5k+/Mo.	19,519	1,987.2	33,936	18,618	1,735.4	31,070
Other sales (5)	72,926	214.5	980	82,426	224.0	906
Grand total	92,445	$2,201.7	$7,939	101,044	$1,959.4	$6,422
(1)Sites represent the number of customer locations served by our network. Individual customers with multiple locations will have multiple customer Sites.
(2)Sites numbers reflect the monthly average of active Site counts.
(3)Monthly sales per Site totals are not rounded to the millions and represents the exact dollar amount.
(4)$50k+ Sites are disclosed as a representation of Onsite-like customers and are also a subset of $10k+ and $5k+ Sites.
(5)Other sales represent sales to Sites under $5k+ per month and sales that are not tied to a specific Site. This includes certain service fees, cash sales, direct material sales, etc.
Digital Technology
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

We signed 6,950 weighted FASTBin and FASTVend devices in the first quarter of 2026. Our goal for weighted FASTBin and FASTVend device signings in 2026 remains between 28,000 and 30,000 MEUs.
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

	Three-month Period
	2026	2025	DSR Change (3)
Weighted FASTBin/FASTVend signings (MEUs)	6,950	6,418	8.3%
Signings per day	110	102
Weighted FASTBin/FASTVend installations (MEUs; end of period)	137,702	129,996	5.9%

FASTStock sales	$279.8	239.1	17.0%
% of sales	12.5%	12.1%
FASTBin/FASTVend sales	$721.6	619.9	16.4%
% of sales	32.3%	31.3%
FMI sales	$1,001.4	859.0	16.6%
FMI daily sales	$15.9	13.6
% of sales	44.9%	43.3%

eBusiness sales	$648.8	607.6	6.8%
% of sales	29.1%	30.7%

Less: eBusiness and FMI sales overlap	$278.4	258.6	7.6%
% of sales	12.5%	13.1%

Digital Footprint sales	$1,371.8	1,208.0	13.6%
% of sales	61.5%	61.0%
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
Gross Profit
Gross profit, as a percentage of net sales, decreased to 44.6% in the first quarter of 2026 from 45.1% in the first quarter of 2025, driven primarily by unfavorable price/cost of approximately 50 basis points, and smaller headwinds from transportation and certain customer rebates. Customer mix remained a structural headwind to gross margin, as growth skewed toward larger customers that carry lower gross margins but remain positive to operating margin due to strong fixed-cost leverage. Our fastener expansion project benefits continued to provide a meaningful offset, mitigating some underlying gross margin pressure; these benefits will anniversary early in the second quarter of 2026.
SG&A Expenses
SG&A expenses, as a percentage of net sales, were 24.3% in the first quarter of 2026 versus 25.0% in the first quarter of 2025.

The approximate change as a percentage of net sales in employee-related, occupancy-related, and all other SG&A expenses compared to the same period in the preceding year, is outlined in the table below.

	Approximate Percentage of Total SG&A Expenses	Three-month Period
2026
Employee-related expenses	70% to 75%	0 bps
Occupancy-related expenses	15% to 20%	-30 bps
All other SG&A expenses	10% to 15%	-40 bps
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes.
In the first quarter of 2026, our employee-related expenses remained stable as a percentage of net sales when compared to the first quarter of 2025. We realized about 60 basis points of leverage from improved FTE productivity. Bonuses and commissions increased 55 basis points as a result of improved business activity and financial performance versus the same period in the prior year.
The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior periods:

			Change Since:		Change Since:
	Q1 2026	Q4 2025	Q4 2025	Q1 2025	Q1 2025
Selling personnel (1)	15,450	15,439	0.1%	15,236	1.4%
Distribution/Transportation personnel	3,125	3,056	2.3%	3,111	0.5%
Manufacturing personnel	1,001	958	4.5%	957	4.6%
Organizational support personnel (2)	2,187	2,149	1.8%	2,035	7.5%
Total personnel	21,763	21,602	0.7%	21,339	2.0%

(1)	Of our Selling personnel, 80%-85% are attached to a specific location.
(2)
Organizational support personnel consists of: (1) Sales Support personnel (37% to 42% of category), which includes sourcing, purchasing, supply chain, product development, etc.; (2) IT personnel (34% to 39% of category); and (3) Administrative Support personnel (22% to 27% of category), which includes human resources, Fastenal School of Business, accounting and finance, senior management, etc.

Occupancy-related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our selling and distribution locations, and (4) industrial vending equipment and bins utilized as part of FMI services (we consider this hardware to be a logical extension of our in-market operations and classify the depreciation and repair costs as occupancy expenses).
In the first quarter of 2026, our occupancy-related expenses improved 30 basis points as a percentage of net sales when compared to the first quarter of 2025, driven mainly by fixed cost leverage.
All other SG&A expenses include: (1) selling-related transportation, (2) IT expenses, (3) general corporate expenses, which consist of legal expenses, general insurance expenses, travel and marketing expenses, etc., and (4) sales of property and equipment.
Combined, all other SG&A expenses improved 40 basis points as a percentage of net sales in the first quarter of 2026 when compared to the first quarter of 2025. The improvement was mainly driven by reductions in expense related to currency revaluation of certain assets and increases in joint marketing efforts with our suppliers.
Operating Income
Operating income, as a percentage of net sales, increased to 20.3% in the first quarter of 2026 from 20.1% in the first quarter of 2025.
Net Interest
Net interest income was $0.8 in the first quarter of 2026, compared to net interest expense of $0.8 in the first quarter of 2025, reflecting lower debt balances and higher interest income.

Income Taxes
We recorded income tax expense of $108.6 in the first quarter of 2026, or 24.2% of income before income taxes. Income tax expense was $94.4 in the first quarter of 2025, or 24.0% of income before income taxes. We believe our ongoing tax rate, absent any discrete tax items or broader changes to tax law, will be approximately 24.6%.
Net Income
Net income was $339.8 in the first quarter of 2026, an increase of 13.8% compared to the first quarter of 2025. Diluted net income per share was $0.30 compared to $0.26 in the first quarter of 2025.
Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended March 31:

	Three-month Period
	Five-Year Average (1)	2026	2025	Change
Net cash provided by operating activities		$378.4	262.2	44.3%
% of net income	109.6%	111.4%	87.8%
Net cash used in investing activities		$57.6	53.8	7.1%
% of net income	14.3%	17.0%	18.0%
Net cash used in financing activities		$288.3	235.5	22.4%
(1) Five-year average includes first quarter average for 2021 to 2025.
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $116.2 in the first quarter of 2026 when compared to the first quarter of 2025. This increase in operating cash flow compared to last year, as a percent of net income, primarily reflects a focused effort to optimize inventory levels.
The dollar and percentage change in accounts receivable, net, inventories, and accounts payable as of March 31, 2026 when compared to March 31, 2025 were as follows:

	March 31		Twelve-month Dollar Change	Twelve-month Percentage Change
	2026	2025	2026	2026
Accounts receivable, net	$1,445.2	1,278.7	$166.5	13.0%
Inventories	1,692.5	1,673.9	18.6	1.1%
Accounts payable	(363.2)	(341.1)	(22.1)	6.5%
Trade working capital, net	$2,774.5	2,611.5	$163.0	6.2%

Net sales in last three months	$2,201.7	1,959.4	$242.2	12.4%
The increase in our accounts receivable balance in the first quarter of 2026 was mainly attributable to growth in sales with our customers, including relative growth with larger customers that tend to carry longer payment terms.
The slight increase in our inventory balance in the first quarter of 2026 reflects disciplined inventory management and optimization during the period.
The increase in our accounts payable balance in the first quarter of 2026 was mainly attributable to an increase in inventory spending to support growth which was partially offset by timing associated with capital expenditures and general insurance payment activity.
Net Cash Used in Investing Activities
Net cash used in investing activities increased $3.8 in the first quarter of 2026 when compared to the first quarter of 2025. This was mainly related to an increase in spending for facility construction and upgrades, IT, and vehicles.
Our capital spending typically falls into five categories: (1) purchases related to FMI hardware, (2) purchases of property and equipment related to expansion of and enhancements to distribution centers, owned or leased branch properties, and other company facilities, (3) spending on software and hardware for our information processing systems, (4) the addition of fleet vehicles, and (5) the addition of manufacturing equipment. Proceeds from the sales of property and equipment, typically for the planned disposition of pick-up trucks as well as distribution vehicles and trailers in the normal course of business, are netted against these purchases and additions. During the first quarter of 2026, our net capital expenditures (purchases of property and equipment, net of proceeds from sales of property and equipment) were $57.6, which was a slight increase from $53.8 in the first quarter of 2025.
Cash requirements for capital expenditures were satisfied from cash generated from operations, available cash and cash equivalents, our borrowing capacity, and the proceeds of disposals. For 2026, we continue to expect our net capital expenditures to be within a range of $310.0 to $330.0, an increase from $230.6 in 2025. The expected growth on a year-to-year basis reflects three items. First, we expect increased spending to replace our Atlanta hub facility and improve our picking capacity and efficiency across our hub network. Second, we expect increased trucking spend. Third, we expect elevated IT spending as projects that were expected in 2025 experienced delays and are expected to continue throughout 2026.
Net Cash Used in Financing Activities
Net cash used in financing activities increased $52.8 in the first quarter of 2026 when compared to the first quarter of 2025. In the first quarter of 2026, we had lower average borrowings and a smaller proportion of those balances were part of a facility that was eligible for repayment. In contrast, during the first quarter of 2025, we had higher average borrowings outstanding and were using capital to reduce those balances. As a result, we used significantly less capital to reduce debt balances in the first quarter of 2026 relative to the first quarter of 2025. We also increased capital returned to shareholders through dividends and share repurchases in the period.
During the first quarter of 2026, we returned $295.7, or 87.0% of net income, to our shareholders in the form of dividends ($275.6) and share repurchases ($20.1), compared to the first quarter of 2025 when we returned $246.7, or 82.6% of net income, to our shareholders in the form of dividends. Our five-year average returned to our shareholders as a percentage of net income is 73.6%. During the first quarter of 2026, we purchased 425,000 shares of our common stock at an average price of approximately $47.27 per share. We did not purchase any shares of our common stock in the first quarter of 2025.
We have authority to purchase up to 11,975,000 shares of our common stock under the July 12, 2022 authorization. This authorization does not have an expiration date.
Our material cash requirements for known contractual obligations include capital expenditures, debt, and lease obligations, each of which are discussed in more detail earlier in this report in the Notes to Condensed Consolidated Financial Statements and in our 2025 annual report on Form 10-K.
An overview of our cash dividends paid or declared in 2026 and 2025 is contained in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates – A discussion of our critical accounting policies and estimates is contained in our 2025 annual report on Form 10-K. There have been no material changes from the critical accounting policies and estimates disclosed in our annual report on Form 10-K.
Recently Issued and Adopted Accounting Pronouncements – A description of recently issued and adopted accounting pronouncements, if any, is contained in Note 1 of the Notes to Condensed Consolidated Financial Statements.
Forward-Looking Statements – Certain statements contained in this quarterly report on Form 10-Q do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations and beliefs regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, our strategies, goals, mission and vision, our expectations related to future capital expenditures, future investment in property and equipment, future tax rates, including anticipated tax impacts from recent legislation, future inventory levels, the declaration and payment of dividends, pricing, weighted FMI device signings, the impact of inflation on our cost of goods or SG&A expenses, the impact of price increases on overall sales growth or margin performance, and our ability to grow our business through the enhancement of sales through our Digital Footprint. You should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries or any of our end markets, competitive pressure on selling prices, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments and the challenges of operating in foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, weak acceptance or adoption of our FMI offering, increased competition in FMI, difficulty in maintaining installation quality as our FMI business expands, the leasing to customers of a significant number of additional FMI devices, the failure to meet our goals and expectations regarding branch openings, branch closings, or expansion of our FMI offering, the failure to realize expected benefits from the completion of our strategic rationalization, changes in the implementation objectives of our business strategies, challenges in developing and expanding our digital capabilities, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling SG&A expenses, including FTE growth, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, short-term inefficiencies in our supply chain may not normalize or result in certain warehousing customer growth, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law or the impact of any such changes on future tax rates, changes in tariffs or the impact of any such changes on our financial results including any changes resulting from the recent U.S. Supreme Court decision affecting tariffs imposed under the IEEPA, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, difficulties measuring the contribution of price increases on sales growth, acts of war, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

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
Tariffs and import shipping costs – We import a significant quantity of our products from foreign suppliers, primarily from Asia. These imports are both direct, where we procure directly from a foreign producer, and indirect, where we purchase from a domestic supplier that produces or supplies the product we purchase from foreign locations. The current U.S. presidential administration has implemented tariffs on imports from a number of countries which have increased the cost of our products. Additionally, we incur costs related to shipping charges, duties, harbor fees, and sundry other expenses involved in the movement of product for sale in North America and our other global locations. These costs are embedded in our product values and significant fluctuations can affect our product gross profit. Fluctuations in the cost of tariffs and overseas shipping containers can be affected by the length of our supply chain, contractually agreed upon rates, or differences in rates between routes. We endeavor to offset these impacts in our business by appropriately considering them in our pricing and operational models. We estimate the effect on our net income related to tariffs and import shipping costs was immaterial in the first three months of 2026; however, our tariff exposure and import shipping costs may become more impactful in subsequent quarters as our lower tariff inventory is depleted and replaced with inventory that is subject to new and expanded tariffs.
Commodity steel prices – We buy and sell various types of steel products; these products consist primarily of different types of fasteners and related hardware. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers. During the first three months of 2026, the price of steel as reflected in many market indexes most relevant to our business was higher than the prior year period. Due to our long supply chain, changes in the cost of steel can take a number of quarters to be reflected in our financial results. Further, the cost of the raw material is generally a smaller part of the total value of the steel products that we sell, which can also diminish the impact of cost changes for the raw material. We estimate the effect on our net income related to commodity steel prices was immaterial in the first three months of 2026.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity, largely due to our consumption of fuel in our vehicles and utility costs at our facilities. As reflected in many market indexes, energy prices during the first three months of 2026 were below the prior year period. Total direct fuel consumption is a relatively smaller cost to us and, as a result, we estimate the effect on our net income related to commodity energy prices was immaterial in the first three months of 2026.
Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. During the first three months of 2026, prices for fossil fuels were above the prior year period. The cost of the raw material is generally a smaller part of the total value of the products that we sell, which can diminish the impact of cost changes for the raw material. As a result, we estimate the effect on our net income related to materials for which fossil fuels are a feedstock was immaterial in the first three months of 2026.
Foreign currency exchange rates – Foreign currency fluctuations can affect our operations in countries other than the U.S., and/or the value of income and assets denominated in foreign currencies. Our primary currency exposures are the Canadian dollar and the Mexican peso against the U.S. dollar, reflecting the scale of those operations relative to the size of our business. Changes in foreign currency rates have not historically had a material effect on our results due to certain jurisdictions conducting some portion of their transactions in U.S. dollars and our foreign operations typically having sales and expenses denominated in the applicable local currency. As a result, we have not historically hedged our foreign currency risk. The dollar strengthened in the first three months of 2026 relative to other foreign currencies in which we operate. However, the effect of these changes in foreign currencies to our net income was immaterial in the first three months of 2026.
Interest rates - Loans under our Credit Facility bear interest at floating rates. As a result, changes in such rates can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. Our debt levels are relatively small; therefore, we have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase to our floating rate debt in the first three months of 2026 would have resulted in approximately $0.4 of additional interest expense. A description of our Credit Facility is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements.

ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Securities Exchange Act)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2026. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting – There have been no changes in internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the first quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2026	0	$0.00	0	12,400,000
February 1-28, 2026	0	$0.00	0	12,400,000
March 1-31, 2026	425,000	$47.27	425,000	11,975,000
Total	425,000	$47.27	425,000	11,975,000

(1)
As of March 31, 2026, we had remaining authority to repurchase 11,975,000 shares of our common stock under the July 12, 2022 authorization, which originally authorized the repurchase of up to 16,000,000 shares. This authorization does not have an expiration date.

ITEM 5 — OTHER INFORMATION
None of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended March 31, 2026.
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

101
The following information from the quarterly report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) the information set forth in Part II, Item 5.

104	The cover page from the quarterly report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: April 16, 2026	By:	/s/ Max H. Tunnicliff
Max H. Tunnicliff
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 16, 2026	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Executive Vice President - Chief Accounting Officer and Treasurer
(Duly Authorized Officer and Principal Accounting Officer)