Form 10-Q
period 2026-09-30
FASTENAL CO
filed 2026-10-19
CIK 815556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended September 30, 2026, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 13, 2026, there were approximately 1,147,301,488 shares of the registrant's common stock outstanding.

FASTENAL COMPANY

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

FASTENAL COMPANY
Condensed Consolidated Balance Sheets
(Amounts in millions except share and per share information)
(Unaudited)

Assets	September 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$211.9	276.8
Trade accounts receivable, net of allowance for credit losses of $6.2 and $5.3, respectively	1,615.2	1,245.3
Inventories	1,776.6	1,748.0
Prepaid income taxes	9.3	20.1
Other current assets	215.8	181.9
Total current assets	3,828.8	3,472.1

Property and equipment, net	1,188.2	1,131.6
Operating lease right-of-use assets	343.4	309.0
Other assets	134.1	140.2

Total assets	$5,494.4	5,052.9

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt	$50.0	25.0
Accounts payable	445.8	316.8
Accrued expenses	335.5	264.7
Current portion of operating lease liabilities	113.5	106.1
Income taxes payable	29.4	3.0
Total current liabilities	974.2	715.6

Long-term debt	50.0	100.0
Operating lease liabilities	238.2	210.8
Deferred income taxes	65.9	67.4
Other long-term liabilities	16.9	15.5

Commitments and contingencies (Notes 3, 5, 6, and 8)
Stockholders' equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock: $0.01 par value, 1,600,000,000 shares authorized, 1,147,264,610 and 1,148,057,473 shares issued and outstanding, respectively	11.5	11.5
Additional paid-in capital	60.0	115.5
Retained earnings	4,142.8	3,867.7
Accumulated other comprehensive loss	(65.0)	(51.1)
Total stockholders' equity	4,149.2	3,943.6
Total liabilities and stockholders' equity	$5,494.4	5,052.9
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Condensed Consolidated Statements of Income
(Amounts in millions except income per share)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Net sales	$7,051.9	6,173.1	$2,463.3	2,133.3
Cost of sales	3,900.6	3,380.6	1,358.6	1,167.5
Gross profit	3,151.3	2,792.5	1,104.7	965.8

Selling, general, and administrative expenses	1,671.1	1,521.1	573.9	524.3
Operating income	1,480.2	1,271.4	530.8	441.5

Interest income	4.3	4.3	1.2	0.7
Interest expense	(2.9)	(5.3)	(0.8)	(1.6)
Income before income taxes	1,481.6	1,270.4	531.2	440.6

Income tax expense	357.4	306.0	129.6	105.1
Net income	$1,124.2	964.4	$401.6	335.5

Basic net income per share	$0.98	0.84	$0.35	0.29
Diluted net income per share	$0.98	0.84	$0.35	0.29

Basic weighted average shares outstanding	1,147.6	1,147.4	1,147.2	1,147.9
Diluted weighted average shares outstanding	1,150.4	1,150.3	1,150.1	1,151.0
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Amounts in millions)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Net income	$1,124.2	964.4	$401.6	335.5
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(13.9)	35.3	(2.2)	(4.6)
Comprehensive income	$1,110.2	999.7	$399.3	330.9
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Condensed Consolidated Statements of Stockholders' Equity
(Amounts in millions except per share information)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Common stock
Balance at beginning of period	$11.5	11.5	$11.5	11.5
Purchases of common stock	0.0	—	0.0	—
Stock options exercised	0.0	0.0	0.0	0.0
Balance at end of period	11.5	11.5	11.5	11.5
Additional paid-in capital
Balance at beginning of period	115.5	82.8	80.7	104.2
Purchases of common stock	(80.8)	—	(30.5)	—
Stock options exercised	17.5	23.9	7.2	6.6
Stock-based compensation	7.8	6.2	2.6	2.1
Balance at end of period	60.0	112.9	60.0	112.9
Retained earnings
Balance at beginning of period	3,867.7	3,613.5	4,039.4	3,743.3
Net income	1,124.2	964.4	401.6	335.5
Cash dividends paid	(849.1)	(751.6)	(298.2)	(252.5)
Balance at end of period	4,142.8	3,826.3	4,142.8	3,826.3
Accumulated other comprehensive loss
Balance at beginning of period	(51.1)	(91.5)	(62.7)	(51.6)
Other comprehensive (loss) income	(13.9)	35.3	(2.2)	(4.6)
Balance at end of period	(65.0)	(56.2)	(65.0)	(56.2)
Total stockholders' equity	$4,149.2	3,894.5	$4,149.2	3,894.5

Cash dividends paid per share of common stock	$0.740	0.655	$0.260	0.220
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Cash flows from operating activities:
Net income	$1,124.2	964.4	$401.6	335.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	126.9	126.7	42.1	42.3
Loss (gain) on sale of property and equipment	0.1	(2.6)	(0.1)	(1.0)
Bad debt expense	4.2	3.5	0.9	1.6
Deferred income taxes	(1.4)	(6.1)	0.2	(7.4)
Stock-based compensation	7.8	6.2	2.6	2.1
Amortization of intangible assets	8.2	8.0	2.8	2.7
Changes in operating assets and liabilities:
Trade accounts receivable, net	(379.1)	(233.2)	(58.9)	(26.8)
Inventories	(34.2)	(66.3)	(41.9)	1.4
Other current assets	(34.4)	5.9	(36.8)	(19.8)
Accounts payable	127.5	50.3	43.4	25.6
Accrued expenses	77.4	35.4	48.7	5.4
Income taxes	37.2	34.8	13.0	22.3
Other	1.4	0.8	3.9	3.0
Net cash provided by operating activities	1,065.7	927.8	421.6	386.9

Cash flows from investing activities:
Purchases of property and equipment	(197.0)	(185.3)	(74.0)	(60.3)
Proceeds from sale of property and equipment	7.0	12.5	2.2	5.6
Other	(2.1)	(0.3)	(0.2)	(0.1)
Net cash used in investing activities	(192.1)	(173.1)	(72.0)	(54.8)

Cash flows from financing activities:
Proceeds from debt obligations	722.0	1,040.0	315.0	365.0
Payments against debt obligations	(747.0)	(1,045.0)	(335.0)	(400.0)
Proceeds from exercise of stock options	17.5	23.9	7.2	6.6
Purchases of common stock	(80.8)	—	(30.5)	—
Cash dividends paid	(849.1)	(751.6)	(298.2)	(252.5)
Net cash used in financing activities	(937.4)	(732.7)	(341.5)	(280.9)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	10.3	(1.0)	(0.9)

Net (decrease) increase in cash and cash equivalents	(64.9)	32.3	7.1	50.3

Cash and cash equivalents at beginning of period	276.8	255.8	204.7	237.8
Cash and cash equivalents at end of period	$211.9	288.1	$211.9	288.1

Supplemental information:
Cash paid for interest	$2.9	5.7	$0.9	1.5
Net cash paid for income taxes	$317.4	274.4	$114.4	89.1
Leased assets obtained in exchange for new operating lease liabilities	$122.0	109.5	$58.9	36.4
See accompanying Notes to Condensed Consolidated Financial Statements.

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2026 and 2025
(Unaudited)
(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Fastenal Company and subsidiaries (the 'Company,' 'Fastenal,' 'we,' 'our,' or 'us') have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information. They do not include all information and footnotes required by U.S. GAAP for a complete set of financial statements. However, except as described herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in our consolidated financial statements as of and for the year ended December 31, 2025. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Percentages, values, and dollar change calculations, which are based on non-rounded dollar values, may not be able to be recalculated or footed using the dollar values in this document due to the rounding of those dollar values.
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
(2) Revenue
Revenue Recognition
Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when or as we satisfy our performance obligations under the contract. We recognize revenue by transferring control of the promised products to the customer, which primarily occurs when products are delivered to or picked up by the customer. We recognize revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. We estimate product returns based on historical return rates and lag. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. The majority of our contracts have a single performance obligation and are short-term in nature. Sales taxes and value-added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2026 and 2025
(Unaudited)
Disaggregation of Revenue
Revenues are attributable to countries based on the selling location from which the sale occurred. Our revenues related to the following geographic areas were as follows for the periods ended September 30:

	Nine-month Period		Three-month Period
	2026	2025	2026	2025
United States	$5,821.2	5,140.1	$2,035.2	1,777.9
% of revenues	82.5%	83.3%	82.6%	83.3%
Canada and Mexico	982.0	835.1	342.1	284.8
% of revenues	13.9%	13.5%	13.9%	13.4%
All other foreign countries	248.6	197.9	86.1	70.6
% of revenues	3.5%	3.2%	3.5%	3.3%
Total revenues	$7,051.9	6,173.1	$2,463.3	2,133.3
The percentages of our sales by end market were as follows for the periods ended September 30:

	Nine-month Period		Three-month Period
	2026	2025	2026	2025
Manufacturing	76.3%	76.0%	76.6%	75.9%
Non-residential construction	8.1%	8.1%	8.0%	8.3%
Other	15.6%	15.9%	15.4%	15.8%
	100.0%	100.0%	100.0%	100.0%
The percentages of our sales by product line were as follows for the periods ended September 30:

		Nine-month Period		Three-month Period
Type	Introduced	2026	2025	2026	2025
Fasteners (1)	1967	30.7%	30.6%	30.4%	31.0%
Tools	1993	8.5%	8.3%	8.6%	8.2%
Cutting tools	1996	5.2%	5.2%	5.2%	5.1%
Hydraulics & pneumatics	1996	7.0%	6.9%	7.1%	6.9%
Material handling	1996	5.8%	5.7%	5.8%	5.7%
Janitorial supplies	1996	8.6%	9.1%	8.7%	9.0%
Electrical supplies	1997	4.8%	4.7%	4.9%	4.6%
Welding supplies	1997	4.4%	4.2%	4.5%	4.3%
Safety supplies	1999	21.6%	22.1%	21.4%	22.1%
Other		3.4%	3.2%	3.3%	3.1%
		100.0%	100.0%	100.0%	100.0%
(1) The fastener product line represents fasteners and miscellaneous supplies.

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2026 and 2025
(Unaudited)
(3) Stockholders' Equity
Dividends
On October 13, 2026, our board of directors declared a quarterly dividend of $0.26 per share of common stock to be paid in cash on November 25, 2026 to shareholders of record at the close of business on October 28, 2026.
The following table presents the cash dividends either paid previously or declared by our board of directors for future payment on a per share basis during 2026 and 2025:

	2026	2025
First quarter	$0.240	$0.215
Second quarter	0.240	0.220
Third quarter	0.260	0.220
Fourth quarter	0.260	0.220
Total	$1.000	$0.875
Stock Options
The following tables summarize the details of options granted under our stock option plans that were outstanding as of September 30, 2026, and the assumptions used to value those grants. All such grants were effective at the close of business on the grant date.

	Options Granted	Option Exercise Price	Closing Stock Price on Grant Date	September 30, 2026
Grant Date				Options Outstanding	Options Exercisable
January 2, 2026	1,508,081	$41.00	$40.440	1,429,866	169,011
January 2, 2025	1,366,636	$36.00	$35.555	1,179,969	271,975
January 2, 2024	1,629,824	$32.00	$31.775	1,303,903	485,773
January 3, 2023	2,143,886	$24.00	$23.700	1,431,561	719,509
January 3, 2022	1,426,876	$31.00	$30.990	857,731	585,625
January 4, 2021	1,483,020	$24.00	$23.825	733,683	617,611
January 2, 2020	1,804,526	$19.00	$18.615	669,769	567,753
January 2, 2019	2,633,848	$13.00	$12.853	442,330	372,414
January 2, 2018	2,175,872	$13.75	$13.635	224,977	224,977
January 3, 2017	3,059,156	$11.75	$11.738	50,189	50,189
Total	19,231,725			8,323,978	4,064,837

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2026 and 2025
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
Compensation expense equal to the grant date fair value is recognized for all of these awards over the vesting period. The stock-based compensation expense for the nine-month periods ended September 30, 2026 and 2025 was $7.8 and $6.2, respectively, and for the third quarter of 2026 and 2025 was $2.6 and $2.1, respectively. Unrecognized stock-based compensation expense related to outstanding unvested stock options as of September 30, 2026 was $22.4 and is expected to be recognized over a weighted average period of 3.67 years. Any future changes in estimated forfeitures will impact this amount.
Net Income Per Share
The following tables present a reconciliation of the denominators used in the computation of basic and diluted net income per share and a summary of the options to purchase shares of common stock which were excluded from the diluted net income per share calculation because they were anti-dilutive:

	Nine-month Period		Three-month Period
Reconciliation	2026	2025	2026	2025
Basic weighted average shares outstanding	1,147,628,672	1,147,437,856	1,147,190,302	1,147,871,234
Weighted shares assumed upon exercise of stock options	2,799,555	2,814,160	2,912,053	3,165,397
Diluted weighted average shares outstanding	1,150,428,227	1,150,252,016	1,150,102,355	1,151,036,631

	Nine-month Period		Three-month Period
Summary of Anti-dilutive Options Excluded	2026	2025	2026	2025
Options to purchase shares of common stock	1,262,311	1,188,640	55,459	—
Weighted average exercise prices of options	$41.00	36.00	$41.00	—
Any dilutive impact summarized above related to periods when the average market price of our stock exceeded the exercise price of the potentially dilutive stock options then outstanding.

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2026 and 2025
(Unaudited)
(4) Income Taxes
We file income tax returns in the U.S. federal jurisdiction, all states, and various local and foreign jurisdictions. We are no longer subject to income tax examinations by taxing authorities for taxable years before 2023 in the case of U.S. federal examinations, and with limited exceptions, before 2020 in the case of foreign, state, and local examinations. During the first nine months of 2026, there were no material changes in unrecognized tax benefits.
(5) Operating Leases
Certain operating leases for pick-up trucks contain residual value guarantee provisions which would generally become due at the expiration of the operating lease agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The aggregate residual value guarantee related to these leases was approximately $128.3 as of September 30, 2026. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.
(6) Debt Commitments
Credit Facility, Notes Payable, and Commitments
Debt obligations and letters of credit outstanding at the end of each period consisted of the following:

	Average Interest Rate at September 30, 2026		Debt Outstanding
		Maturity Date	September 30, 2026	December 31, 2025
Unsecured revolving credit facility	4.87%	June 18, 2031	$—	—
Senior unsecured promissory notes payable, Series E	2.72%	May 15, 2027	50.0	50.0
Senior unsecured promissory notes payable, Series G	2.13%	June 24, 2026	—	25.0
Senior unsecured promissory notes payable, Series H	2.50%	June 24, 2030	50.0	50.0
Total			100.0	125.0
Less: Current portion of debt			(50.0)	(25.0)
Long-term debt			$50.0	100.0

Outstanding letters of credit under unsecured revolving credit facility - contingent obligation			$0.2	29.7
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
Under the Credit Agreement, we have an $835.0 committed unsecured revolving credit facility (the Credit Facility) with an uncommitted accordion option to increase the aggregate revolving commitment by an additional $500.0 for a possible total commitment amount, if the uncommitted accordion option is fully exercised, of $1,335.0. The Credit Facility includes a committed letter of credit subfacility of $55.0. During the first quarter of 2026, we replaced the majority of the related letter of credit contingent obligation with a surety bond arrangement, which would only be utilized in the event of our non‑performance under the related insurance obligations. Any borrowings outstanding under the Credit Facility for which we have the ability and intent to pay using cash within the next 12 months will be classified as a current liability. The Credit Facility contains certain financial and other covenants, and our right to borrow under the Credit Facility is conditioned upon, among other things, our compliance with these covenants. We were in compliance with these covenants as of September 30, 2026.

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2026 and 2025
(Unaudited)
Borrowings under the Credit Facility generally bear interest at a rate per annum equal to Daily Simple SOFR or Term SOFR (at our election) plus an applicable margin that fluctuates between 1.00% and 1.375% based on our consolidated total leverage ratio as of the end of each of our fiscal quarters, with an applicable margin of 1.00% applying to any outstanding borrowings under the Credit Facility as of September 30, 2026. We pay a commitment fee for the unused portion of the Credit Facility, which fluctuates between 0.10% and 0.175% per annum based on our consolidated total leverage ratio as of the end of each of our fiscal quarters, with a 0.10% commitment fee applicable to the unused portion of the Credit Facility as of September 30, 2026.
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
We have issued senior unsecured promissory notes under the Master Note Agreement in the aggregate principal amount of $100.0 as of September 30, 2026. The principal amount of notes that may be outstanding under the Master Note Agreement is $600.0; however, none of the institutional investors party to that agreement is committed to purchase notes thereunder. There is no amortization of these notes prior to their maturity date and interest is payable quarterly. The notes currently issued under our Master Note Agreement, including the maturity date and fixed interest rate per annum of each series of note, are contained in the table above. The Master Note Agreement contains certain financial and other covenants, and we were in compliance with these covenants as of September 30, 2026.
(7) Segment Reporting
Each geographic region (U.S., Canada, Mexico, Central & South America, Europe, Asia, and SE Asia) is engaged in business activities for which it may earn sales and incur expenses. Discrete financial information is available at the geographic region level through our internal Return on Assets (ROA) reporting. The ROA reporting is a selling location income statement with an ROA calculation and the results are compiled by geographic region. ROA pre-tax profit measures financial performance and drives compensation programs.
Through July 16, 2026, our Chief Operating Decision Maker (CODM) was a group consisting of our Chief Executive Officer (CEO) and our President/Chief Sales Officer. Effective July 16, 2026, our President and CEO became our sole CODM. We consider each geographic region to be an operating segment. The CODM regularly reviews ROA pre-tax profit to make decisions about the allocation of resources at the geographic region level. Operating segment significant expense categories and amounts are not regularly reviewed by or provided to our CODM. Segment expenses represent the difference between net sales and ROA pre-tax profit and consist of cost of sales and selling, general, and administrative (SG&A) expenses. However, our CODM reviews consolidated expense information to manage the operations of the business.
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
The following table presents reportable segment net sales from external customers for the periods ended September 30:

	Nine-month Period		Three-month Period
	2026	2025	2026	2025
U.S. net sales from external customers	$5,821.2	5,140.1	$2,035.2	1,777.9

FASTENAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Amounts in millions except share and per share information and where otherwise noted)
September 30, 2026 and 2025
(Unaudited)
The following table presents a reconciliation of reportable segment ROA pre-tax profit to consolidated income before income taxes for the periods ended September 30:

	Nine-month Period		Three-month Period
	2026	2025	2026	2025
U.S. ROA pre-tax profit	$1,271.8	1,100.2	$456.9	380.5
Other operating segment pre-tax profit (1)	209.7	170.2	74.3	60.1
Income before income taxes	$1,481.6	1,270.4	$531.2	440.6
(1)    Other operating segment pre-tax profit includes ROA pre-tax profit for all other operating segments that are below the reportable segment quantitative threshold and immaterial allocations excluded from ROA pre-tax profit.
The following table presents reportable segment ROA assets for the periods ended:

	September 30, 2026	December 31, 2025
U.S. ROA assets (1)	$2,745.9	2,446.8
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
Other Segment Disclosures
Interest revenue and interest expense included in the ROA pre-tax profit are not material. The following table presents reportable segment ROA pre-tax profit depreciation and amortization expense for the periods ended September 30:

	Nine-month Period		Three-month Period
	2026	2025	2026	2025
U.S. ROA pre-tax profit depreciation and amortization expense	$127.4	121.8	$43.2	41.1
(8) Legal Contingencies
The nature of our potential exposure to legal contingencies is described in our 2025 annual report on Form 10-K in Note 11 of the Notes to Consolidated Financial Statements. As of September 30, 2026, there were no litigation matters that we consider to be probable or reasonably possible to have a material adverse impact on our Condensed Consolidated Financial Statements.
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
Business
Fastenal is a global leader in the wholesale distribution of industrial and construction supplies. We distribute these supplies through a network of more than 1,500 branch locations. Our largest end market is manufacturing. Sales to these customers include products for both direct materials, where our products are consumed in the final products of our customers, and indirect materials, where our products are consumed to support the facilities and ongoing operations of our customers. We also service general and commercial contractors in non-residential end markets as well as farmers, truckers, railroads, oil exploration companies, oil production and refinement companies, mining companies, federal, state, and local government entities, schools, warehousing and storage, data centers, and certain retail trades. Geographically, our selling locations and customers are primarily located in North America, though we continue to grow our non-North American presence as well.
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
The global economy continues to experience elevated levels of volatility and uncertainty, including within the commodity, labor, and transportation markets, driven by a combination of geopolitical developments and macroeconomic factors. The recent imposition of new and expanded tariffs has further contributed to disruptions in global capital markets and global supply chains. These developments may impact our operations, financial condition, and results of operations. We are actively monitoring economic conditions in the U.S. and internationally, including evolving trade policies, changes in interest rates, foreign currency exchange rate fluctuations, inflationary pressures, and the risk of a global or regional economic recession.
In response to these factors, we have implemented various strategies designed to mitigate certain adverse effects of changing inflationary conditions and supply chain challenges, while continuing to maintain market price competitiveness and price/cost neutrality. Historically, our broad and diverse customer base, combined with our ability to innovate with our customers, has provided a degree of resilience during periods of economic contraction in the industrial market. However, the ultimate impact of ongoing macroeconomic conditions, including recent tariff-related developments, remains uncertain and cannot be predicted at this time.
Trade policy developments, including tariff actions implemented during 2026, continue to create uncertainty within global supply chains and industrial end markets. We are actively monitoring these developments and assessing their impact on sourcing costs, customer demand, pricing, and inventory management.
During 2026, the United States Supreme Court invalidated tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). Because we are not the importer of record for most products we sell, our direct exposure to potential tariff refunds remains limited. Refunds received and claims pending through September 30, 2026 were not material, and we have not recognized a receivable for potential future recoveries.
Following the invalidation of the IEEPA tariffs, the United States implemented tariffs under alternative statutory authorities. As a result, uncertainty remains regarding the scope, duration, and potential economic impact of current and potential future tariff programs. We continue to utilize a variety of sourcing, inventory, and pricing strategies designed to maintain market competitiveness and support price/cost neutrality while mitigating potential supply chain disruptions.

Executive Overview
The following table presents a performance summary of our results of operations for the nine- and three-month periods ended September 30, 2026 and 2025.

	Nine-month Period			Three-month Period
	2026	2025	Change	2026	2025	Change
Net sales	$7,051.9	6,173.1	14.2%	$2,463.3	2,133.3	15.5%
Business days	191	191		64	64
Daily sales	$36.9	32.3	14.2%	$38.5	33.3	15.5%
Gross profit	$3,151.3	2,792.5	12.8%	$1,104.7	965.8	14.4%
% of net sales	44.7%	45.2%		44.8%	45.3%
SG&A expenses	$1,671.1	1,521.1	9.9%	$573.9	524.3	9.4%
% of net sales	23.7%	24.6%		23.3%	24.6%
Operating income	$1,480.2	1,271.4	16.4%	$530.8	441.5	20.2%
% of net sales	21.0%	20.6%		21.5%	20.7%
Income before income taxes	$1,481.6	1,270.4	16.6%	$531.2	440.6	20.6%
% of net sales	21.0%	20.6%		21.6%	20.7%
Net income	$1,124.2	964.4	16.6%	$401.6	335.5	19.7%
Diluted net income per share	$0.98	0.84	16.5%	$0.35	0.29	19.8%

Note – Daily sales are defined as the total net sales for the period divided by the number of business days (in the U.S.) in the period.
During the last twelve months, we increased our total full-time equivalent (FTE; based on 40 hours per week) employee headcount by 181. Our total FTE selling personnel decreased by 82, primarily driven by a drop in hours worked by part-time selling personnel. We increased our distribution and transportation FTE personnel by 105 to support increased product throughput at our distribution facilities. We increased our remaining FTE personnel by 158, which related primarily to personnel investments in supply chain support.
The table below summarizes our absolute and FTE employee headcount at the end of the periods presented and the percentage change compared to the end of the prior periods.

			Change Since:		Change Since:		Change Since:
	Q3 2026	Q2 2026	Q2 2026	Q4 2025	Q4 2025	Q3 2025	Q3 2025
Selling personnel - absolute employee headcount	17,117	17,340	-1.3%	17,166	-0.3%	17,196	-0.5%
Selling personnel - FTE employee headcount	15,332	15,796	-2.9%	15,439	-0.7%	15,414	-0.5%
Total personnel - absolute employee headcount	24,679	24,795	-0.5%	24,489	0.8%	24,438	1.0%
Total personnel - FTE employee headcount	21,749	22,230	-2.2%	21,602	0.7%	21,568	0.8%

THIRD QUARTER OF 2026 VERSUS THIRD QUARTER OF 2025
Results of Operations
The following table sets forth condensed consolidated statements of income information (as a percentage of net sales) for the periods ended September 30:

	Three-month Period
	2026	2025
Net sales	100.0%	100.0%
Gross profit	44.8%	45.3%
SG&A expenses	23.3%	24.6%
Operating income	21.5%	20.7%
Net interest	0.0%	0.0%
Income before income taxes	21.6%	20.7%

Sales
The table below sets forth net sales and daily sales for the periods ended September 30, and changes in such sales from the prior period to the more recent period:

	Three-month Period
	2026	2025
Net sales	$2,463.3	2,133.3
Percentage change	15.5%	11.7%
Business days	64	64
Daily sales	$38.5	33.3
Percentage change	15.5%	11.7%
Daily sales impact of currency fluctuations	-0.1%	0.1%
Net sales increased $330.0, or 15.5%, in the third quarter of 2026 when compared to the third quarter of 2025 (both periods had the same number of business days). Sales performance reflects the contribution from improved customer contract signings since the first quarter of 2024, product pricing, and a modest improvement in industrial production in the first nine months of 2026. Foreign exchange rates negatively impacted sales growth by approximately 10 basis points in the third quarter of 2026 as compared to the third quarter of 2025 when foreign exchange rates contributed approximately 10 basis points to sales growth. The impact of product pricing on net sales in the third quarter of 2026 was an increase of approximately 240 basis points, compared to an increase of 240 to 270 basis points in the third quarter of 2025.
From a product portfolio standpoint, we classify our offerings into four primary categories: fasteners, safety supplies, cutting tools, and other product lines. 'Other product lines' encompasses seven smaller product segments, including tools and janitorial supplies.
Beginning in the fourth quarter of 2025, we expanded our reporting to provide a more comprehensive view of direct (original equipment manufacturing/production) and indirect (maintenance, repair, and operations/facilities maintenance) business across product categories. Direct materials generally include products incorporated into finished goods or that directly support customers' production processes, while indirect materials support customers' facility operations, maintenance, and safety needs. During the third quarter of 2026, direct materials outpaced indirect materials, reflecting greater contribution from fastener sales and continued strength with manufacturing customers.

The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2026	2025	2026	2025
Direct fasteners/hardware	16.8%	15.3%	21.0%	20.9%
Direct cutting tools and abrasives	19.5%	13.4%	5.4%	5.2%
Direct non-fasteners/hardware	21.2%	12.9%	13.3%	12.8%
Total direct materials	18.6%	14.2%	39.8%	38.9%
Indirect fasteners/hardware	7.6%	15.3%	9.3%	10.0%
Indirect safety	13.0%	10.6%	20.8%	21.4%
Indirect non-fasteners/hardware and non-safety	17.5%	8.7%	30.1%	29.7%
Total indirect materials	14.3%	10.4%	60.2%	61.1%
From an end market standpoint, we have four categories: heavy manufacturing, other manufacturing, non-residential construction, and other, the latter of which includes reseller, government/education, transportation, warehousing and storage, and data centers. Our manufacturing end market growth was mainly due to the relative strength we are experiencing with key account customers with significant managed spend, where our service model and technology are particularly impactful. The non-residential construction end market experienced growth for the sixth quarter in a row. Other end market sales were favorably impacted by growth with transportation and reseller customers.
The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2026	2025	2026	2025
Heavy manufacturing	20.2%	12.4%	44.6%	43.1%
Other manufacturing	13.2%	12.9%	32.0%	32.8%
Total manufacturing	17.2%	12.7%	76.6%	75.9%
Non-residential construction	12.0%	7.5%	8.0%	8.3%
Other end markets	12.4%	8.9%	15.4%	15.8%
Total non-manufacturing	12.3%	8.4%	23.4%	24.1%
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
The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Three-month Period		% of Sales Three-month Period
	2026	2025	2026	2025
Contract sales	18.8%	13.2%	76.5%	73.8%
Non-contract sales	7.8%	7.2%	23.5%	26.2%

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

	Three-month Period 2026			Three-month Period 2025
	Sites (#) (1) (2)	Sales	Mo. Sales per Site (3)	Sites (#) (1) (2)	Sales	Mo. Sales per Site (3)
Manufacturing
$50k+/Mo. (4)	2,730	$1,239.4	$151,331	2,304	$971.8	$140,596

$10k+/Mo.	9,534	1,693.4	59,206	8,913	1,411.5	52,788
$5k+/Mo.	14,023	1,789.9	42,547	13,385	1,507.6	37,545
Other sales (5)	26,527	95.2	1,196	28,936	103.0	1,187
Total manufacturing	40,550	$1,885.1	$15,496	42,321	$1,610.6	$12,668

Non-manufacturing
$50k+/Mo. (4)	558	$217.1	$129,689	467	$170.1	$121,413

$10k+/Mo.	3,601	403.3	37,332	3,282	340.5	34,583
$5k+/Mo.	6,534	465.2	23,732	6,134	400.9	21,786
Other sales (5)	43,675	113.1	863	50,368	121.8	806
Total non-manufacturing	50,209	$578.2	$3,839	56,502	$522.7	$3,015

Total
$50k+/Mo. (4)	3,288	$1,456.6	$147,668	2,771	$1,141.9	$137,363

$10k+/Mo.	13,135	2,096.7	53,209	12,195	1,752.0	47,888
$5k+/Mo.	20,557	2,255.0	36,565	19,519	1,908.5	32,592
Other sales (5)	70,202	208.3	989	79,304	224.8	945
Grand total	90,759	$2,463.3	$9,047	98,823	$2,133.3	$7,149
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
(5)Other sales represent sales to Sites under $5k per month and sales that are not tied to a specific Site. This includes certain service fees, cash sales, direct ship sales, etc.
Digital Technology
Fastenal Managed Inventory (FMI®) Technology comprises our FASTStock℠ (scanned stocking locations), FASTBin® (infrared, RFID, scaled bins, and FASTBin® - Click), and FASTVend® (vending devices) offerings. FASTStock's fulfillment processing technology is not embedded, is relatively less expensive to deploy and highly flexible in application, and is delivered using our proprietary mobility technology. FASTBin and FASTVend incorporate highly efficient and powerful embedded data tracking and fulfillment processing technologies. The first statistic below is a weighted FMI measure, which combines the signings and installations of FASTBin and FASTVend in a standardized machine equivalent unit (MEU) based on the expected output of each type of device. We do not include FASTStock in this measurement because scanned stocking locations can take many forms, such as bins, shelves, cabinets, pallets, etc., that cannot be converted into a standardized MEU.

We signed 7,484 weighted FASTBin and FASTVend devices in the third quarter of 2026. Our goal for weighted FASTBin and FASTVend device signings in 2026 is between 27,000 and 29,000 MEUs (our previous goal was between 28,000 and 30,000 MEUs).
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

	Three-month Period
	2026	2025	DSR Change (3)
Weighted FASTBin/FASTVend signings (MEUs)	7,484	7,050	6.2%
Signings per day	117	110
Weighted FASTBin/FASTVend installations (MEUs; end of period)	143,878	133,910	7.4%

FASTStock sales	$294.2	274.8	7.0%
% of sales	11.7%	12.7%
FASTBin/FASTVend sales	$827.2	703.6	17.6%
% of sales	33.0%	32.6%
FMI sales	$1,121.3	978.4	14.6%
FMI daily sales	$17.5	15.3
% of sales	44.8%	45.3%

eBusiness sales	$721.5	628.7	14.8%
% of sales	28.8%	29.1%

Less: eBusiness and FMI sales overlap	$306.4	283.3	8.2%
% of sales	12.2%	13.1%

Digital Footprint sales	$1,536.5	1,323.8	16.1%
% of sales	61.4%	61.3%
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
Gross Profit
Gross profit, as a percentage of net sales, decreased approximately 40 basis points to 44.8% in the third quarter of 2026 from 45.3% in the third quarter of 2025. A continued shift in customer mix toward larger customers reduced gross margin by approximately 50 basis points. While these relationships typically carry lower gross margins, they generate higher absolute profit dollars and are accretive to operating margin through fixed-cost leverage, higher volumes, and operating efficiencies. Price/cost reduced gross margin by approximately 30 basis points, an improvement of approximately 10 basis points from the second quarter of 2026. Gross margin benefited from several factors, including direct sourcing savings, supplier rebates, and tariff refunds. Approximately 20 basis points of the benefit reflected favorable timing.
Our gross margin decreased approximately 75 basis points in the second quarter of 2026 to 44.6% of net sales, from 45.3% in the second quarter of 2025. Gross margin improved from the second quarter of 2026 to the third quarter of 2026.
SG&A Expenses
SG&A expenses, as a percentage of net sales, were 23.3% in the third quarter of 2026 versus 24.6% in the third quarter of 2025, an improvement of 130 basis points.

The approximate change as a percentage of net sales in employee-related, occupancy-related, and all other SG&A expenses compared to the same period in the preceding year is outlined in the table below:

	Approximate Percentage of Total SG&A Expenses	Three-month Period
2026
Employee-related expenses	70% to 75%	-90 bps
Occupancy-related expenses	14% to 19%	-50 bps
All other SG&A expenses	10% to 15%	10 bps
Employee-related expenses include: (1) payroll (which includes cash compensation, stock option expense, and profit sharing), (2) health care, (3) personnel development, and (4) social taxes.
In the third quarter of 2026, our employee-related expenses improved 90 basis points as a percentage of net sales when compared to the third quarter of 2025. Base pay leveraged through increased labor productivity, while bonuses and commissions grew faster than sales as a result of improved business activity and financial performance versus the same period in the prior year.
The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior periods:

			Change Since:		Change Since:
	Q3 2026	Q2 2026	Q2 2026	Q3 2025	Q3 2025
Selling personnel (1)	15,332	15,796	-2.9%	15,414	-0.5%
Distribution/Transportation personnel	3,162	3,196	-1.1%	3,057	3.4%
Manufacturing personnel	1,016	995	2.1%	973	4.4%
Organizational support personnel (2)	2,239	2,243	-0.2%	2,124	5.4%
Total personnel	21,749	22,230	-2.2%	21,568	0.8%

(1)	Of our Selling personnel, 80%-85% are attached to a specific location.
(2)
Organizational support personnel consists of: (1) Sales Support personnel (37% to 42% of category), which includes sourcing, purchasing, supply chain, product development, etc.; (2) Information Technology (IT) personnel (33% to 38% of category); and (3) Administrative Support personnel (22% to 27% of category), which includes human resources, Fastenal School of Business, accounting and finance, senior management, etc.

Occupancy-related expenses include: (1) building rent and depreciation, (2) building utility costs, (3) equipment related to our selling and distribution locations, and (4) industrial vending equipment and bins utilized as part of FMI services (we consider this hardware to be a logical extension of our operations and classify the depreciation and repair costs as occupancy expenses).
In the third quarter of 2026, our occupancy-related expenses improved 50 basis points as a percentage of net sales when compared to the third quarter of 2025, driven mainly by fixed cost leverage.
All other SG&A expenses include: (1) selling-related transportation, (2) IT expenses, (3) general corporate expenses, which consist of legal expenses, general insurance expenses, travel and marketing expenses, etc., and (4) sales of property and equipment.
Combined, all other SG&A expenses increased 10 basis points as a percentage of net sales when compared to the third quarter of 2025. This slight increase was driven mainly by higher fuel and general insurance expense, partially offset by increased joint marketing efforts with our suppliers.
Operating Income
Operating income as a percentage of net sales increased to 21.5% in the third quarter of 2026, compared to 20.7% in the third quarter of 2025.
Net Interest
Net interest income was $0.4 in the third quarter of 2026, compared to net interest expense of $0.9 in the third quarter of 2025, primarily from lower debt balances.

Income Taxes
We recorded income tax expense of $129.6 in the third quarter of 2026, or 24.4% of income before income taxes. Income tax expense was $105.1 in the third quarter of 2025, or 23.9% of income before income taxes. We believe our ongoing tax rate, absent any discrete tax items or broader changes to tax law, will be approximately 24.6%.
Net Income
Net income was $401.6 in the third quarter of 2026, an increase of 19.7% compared to the third quarter of 2025. Diluted net income per share was $0.35 compared to $0.29 in the third quarter of 2025.
Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended September 30:

	Three-month Period
	Five-Year Average (1)	2026	2025	Change
Net cash provided by operating activities		$421.6	386.9	9.0%
% of net income	101.1%	105.0%	115.3%
Net cash used in investing activities		$72.0	54.8	31.3%
% of net income	16.8%	17.9%	16.3%
Net cash used in financing activities		$341.5	280.9	21.5%
(1) Five-year average includes third quarter average for 2021 to 2025.
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $34.7 in the third quarter of 2026 when compared to the third quarter of 2025. The decrease as a percentage of net income was primarily driven by a larger use of cash for accounts receivable and inventory, reflecting strong sales growth. This is a common dynamic for a distribution business. This was partially offset by higher accounts payable balances mainly attributable to an increase in inventory spending and an increase in accrued expenses related to incentive compensation and customer rebates from improved business performance.
The dollar and percentage change in accounts receivable, net, inventories, and accounts payable as of September 30, 2026 when compared to September 30, 2025 were as follows:

	September 30		Twelve-month Dollar Change	Twelve-month Percentage Change
	2026	2025	2026	2026
Accounts receivable, net	$1,615.2	1,347.3	$267.9	19.9%
Inventories	1,776.6	1,722.8	53.8	3.1%
Accounts payable	445.8	344.8	101.0	29.3%
Trade working capital, net	$2,946.0	2,725.3	$220.8	8.1%

Net sales in last three months	$2,463.3	2,133.3	$330.0	15.5%
The increase in our accounts receivable balance in the third quarter of 2026 was mainly attributable to sales growth, including relative growth with larger customers that tend to carry longer payment terms.
The slight increase in our inventory balance in the third quarter of 2026, despite double-digit sales growth, reflects disciplined inventory management.
The increase in our accounts payable balance in the third quarter of 2026 was mainly attributable to an increase in inventory spending to support growth.
Net Cash Used in Investing Activities
Net cash used in investing activities increased $17.1 in the third quarter of 2026 when compared to the third quarter of 2025. Our investments were directed toward facility construction and upgrades, IT spend, and industrial vending equipment.
Our capital spending typically falls into five categories: (1) purchases related to FMI hardware, (2) purchases of property and equipment related to expansion of and enhancements to distribution centers, owned or leased branch properties, and other company facilities, (3) spending on software and hardware for our information processing systems, (4) the addition of fleet vehicles, and (5) the addition of manufacturing equipment. Proceeds from the sales of property and equipment, typically for the planned disposition of pick-up trucks as well as distribution vehicles and trailers in the normal course of business, are netted against these purchases and additions. During the third quarter of 2026, our net capital expenditures (purchases of property and equipment, net of proceeds from sales of property and equipment) were $71.8 (2.9% of net sales), which was an increase from $54.7 (2.6% of net sales) in the third quarter of 2025. Our five- and ten-year annual average as a percent of net sales was 2.5% and 3.1%, respectively.
Cash requirements for capital expenditures were satisfied from cash generated from operations, available cash and cash equivalents, our borrowing capacity, and the proceeds of disposals. For 2026, we continue to expect our net capital expenditures to be between $310.0 and $330.0, an increase from $230.6 in 2025. The expected growth on a year-over-year basis reflects three items. First, we expect increased spending to replace our Atlanta hub facility and improve our picking capacity and efficiency across our hub network. Second, we expect elevated IT spending as projects that were expected in 2025 experienced delays and are expected to continue throughout 2026. Third, we expect increased trucking spend.
Net Cash Used in Financing Activities
Net cash used in financing activities increased $60.5 in the third quarter of 2026 when compared to the third quarter of 2025. In the third quarter of 2026, we had lower average borrowings and a smaller proportion of those balances were part of a facility that was eligible for repayment. In contrast, during the third quarter of 2025, we had higher average borrowings outstanding and were using capital to reduce those balances. As a result, we allocated less capital to debt reduction in the third quarter of 2026 relative to the third quarter of 2025.
During the third quarter of 2026, we returned $328.4, or 81.8% of net income, to our shareholders in the form of dividends ($298.2) and share repurchases ($30.2), compared to the third quarter of 2025 when we returned $252.5, or 75.3% of net income, in the form of dividends. Over the past five years, we have returned an average of 76.0% of net income to shareholders in the third quarter. During the third quarter of 2026, we purchased 650,000 shares of our common stock at an average price of approximately $46.49 per share. We did not purchase any shares of our common stock in the third quarter of 2025.
We have authority to purchase up to 10,675,000 shares of our common stock under the July 12, 2022 authorization. This authorization does not have an expiration date.
Our material cash requirements for known contractual obligations include capital expenditures, debt, and lease obligations, each of which is discussed in more detail earlier in this report in the Notes to Condensed Consolidated Financial Statements and in our 2025 annual report on Form 10-K. We believe that cash generated from operations, together with our available cash and cash equivalents and borrowing capacity under our Credit Facility (as defined in Note 6 of the Notes to Condensed Consolidated Financial Statements) will be sufficient to meet our working capital, capital expenditure, debt service, dividend, and share repurchase requirements for the foreseeable future.
An overview of our cash dividends paid or declared in 2026 and 2025 is contained in Note 3 of the Notes to Condensed Consolidated Financial Statements.

NINE MONTHS ENDED SEPTEMBER 30, 2026 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2025
Results of Operations
The following table sets forth condensed consolidated statements of income information (as a percentage of net sales) for the periods ended September 30:

	Nine-month Period
	2026	2025
Net sales	100.0%	100.0%
Gross profit	44.7%	45.2%
SG&A expenses	23.7%	24.6%
Operating income	21.0%	20.6%
Net interest	0.0%	0.0%
Income before income taxes	21.0%	20.6%

Sales
The table below sets forth net sales and daily sales for the periods ended September 30, and changes in such sales from the prior period to the more recent period:

	Nine-month Period
	2026	2025
Net sales	$7,051.9	6,173.1
Percentage change	14.2%	7.9%
Business days	191	191
Daily sales	$36.9	32.3
Percentage change	14.2%	8.5%
Daily sales impact of currency fluctuations	0.2%	-0.1%
Net sales increased $878.8, or 14.2%, in the first nine months of 2026 when compared to the first nine months of 2025 (both periods had the same number of business days). Sales performance reflects the contribution from improved customer contract signings since the first quarter of 2024, as well as a modest improvement in industrial production in the first nine months of 2026. Foreign exchange rates positively affected sales in the first nine months of 2026 by approximately 20 basis points as compared to negatively affecting sales in the first nine months of 2025 by approximately 10 basis points. The impact of product pricing on net sales in the first nine months of 2026 was an increase of approximately 290 basis points, compared to the first nine months of 2025, which experienced an increase of 130 to 160 basis points.
From a product portfolio standpoint, we classify our offerings into four primary categories: fasteners, safety supplies, cutting tools, and other product lines. 'Other product lines' encompasses seven smaller product segments, including tools and janitorial supplies.
Beginning in the fourth quarter of 2025, we expanded our reporting to provide a more comprehensive view of direct (original equipment manufacturing/production) and indirect (maintenance, repair, and operations/facilities maintenance) business across product categories. Direct materials generally include products incorporated into finished goods or that directly support customers' production processes, while indirect materials support customers' facility operations, maintenance, and safety needs. During the first nine months of 2026, direct materials slightly outpaced indirect materials, reflecting greater contribution from fastener sales and continued strength with manufacturing customers.

The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Nine-month Period		% of Sales Nine-month Period
	2026	2025	2026	2025
Direct fasteners/hardware	16.1%	9.1%	21.0%	20.8%
Direct cutting tools and abrasives	15.2%	8.7%	5.2%	5.2%
Direct non-fasteners/hardware	16.9%	11.3%	13.0%	12.8%
Total direct materials	16.2%	9.8%	39.3%	38.7%
Indirect fasteners/hardware	12.7%	7.5%	9.6%	9.8%
Indirect safety	12.1%	9.4%	20.9%	21.4%
Indirect non-fasteners/hardware and non-safety	15.0%	7.6%	30.2%	30.1%
Total indirect materials	13.6%	8.2%	60.7%	61.3%
From an end market standpoint, we have four categories: heavy manufacturing, other manufacturing, non-residential construction, and other, the latter of which includes reseller, government/education, transportation, warehousing and storage, and data centers. Our heavy manufacturing end markets are outperforming primarily due to the relative strength we are experiencing with key account customers with significant managed spend where our service model and technology are particularly impactful. This disproportionately benefits manufacturing customers. Non-manufacturing end markets are improving primarily as a result of strength with transportation, warehousing/storage, and construction.
The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Nine-month Period		% of Sales Nine-month Period
	2026	2025	2026	2025
Heavy manufacturing	17.6%	8.2%	44.2%	43.1%
Other manufacturing	11.3%	11.4%	32.0%	32.9%
Total manufacturing	14.9%	9.6%	76.3%	76.0%
Non-residential construction	15.3%	2.4%	8.1%	8.1%
Other end markets	12.6%	6.2%	15.6%	15.9%
Total non-manufacturing	13.5%	4.9%	23.7%	24.0%
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
The DSR change when compared to the same period in the prior year and the percent of sales in the period were as follows:

	DSR Change Nine-month Period		% of Sales Nine-month Period
	2026	2025	2026	2025
Contract sales	17.1%	11.0%	75.9%	73.4%
Non-contract sales	7.3%	2.0%	24.1%	26.6%

We signed 21,428 weighted FASTBin and FASTVend devices in the first nine months of 2026.
The table below summarizes signings and installations of our FMI devices and sales through our FMI devices, eBusiness(1) tools, and Digital Footprint(2).

	Nine-month Period
	2026	2025	DSR Change (3)
Weighted FASTBin/FASTVend signings (MEUs)	21,428	19,925	7.5%
Signings per day	112	104
Weighted FASTBin/FASTVend installations (MEUs; end of period)	143,878	133,910	7.4%

FASTStock sales	$873.6	777.2	12.4%
% of sales	12.2%	12.4%
FASTBin/FASTVend sales	$2,330.2	1,988.8	17.2%
% of sales	32.6%	31.8%
FMI sales	$3,203.8	2,766.0	15.8%
FMI daily sales	$16.8	14.5
% of sales	44.8%	44.3%

eBusiness sales	$2,082.2	1,868.3	11.4%
% of sales	29.1%	29.9%

Less: eBusiness and FMI sales overlap	$884.7	817.8	8.2%
% of sales	12.4%	13.1%

Digital Footprint sales	$4,401.2	3,816.5	15.3%
% of sales	61.5%	61.1%
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
Gross Profit
Our gross profit, as a percentage of net sales, decreased to 44.7% in the first nine months of 2026 from 45.2% in the first nine months of 2025, driven primarily by unfavorable price/cost of approximately 40 basis points and headwinds from customer mix. Customer mix continued to shift toward larger customers, consistent with our strategic focus. While these relationships typically carry lower gross margins, they generate higher absolute profit dollars and are accretive to operating margin through fixed-cost leverage, higher volumes, and operating efficiencies.
SG&A Expenses
Our SG&A expenses, as a percentage of net sales, were 23.7% in the first nine months of 2026, down from 24.6% in the first nine months of 2025. Efforts to control growth in operating expenses in the first nine months of 2026 produced a 9.9% expansion of total SG&A expenses in the period. Growth in net sales was above growth in SG&A expenses, resulting in our leveraging of costs in the first nine months of 2026.
The approximate change as a percentage of net sales in employee-related, occupancy-related, and all other SG&A expenses compared to the same period in the preceding year is outlined in the table below:

	Approximate Percentage of Total SG&A Expenses	Nine-month Period
2026
Employee-related expenses	70% to 75%	-60 bps
Occupancy-related expenses	14% to 19%	-40 bps
All other SG&A expenses	10% to 15%	0 bps

In the first nine months of 2026, our employee-related expenses improved 60 basis points when compared to the first nine months of 2025. Bonus and commission expense grew faster than the increase in net sales, as a result of improved sales and profit growth versus the prior year period. This was offset by leverage we experienced in employee base pay due to higher average FTE and average wages during the period growing less than sales.
The table below summarizes our FTE headcount at the end of the periods presented and the percentage change compared to the end of the prior period:

			Change Since:
	Q3 2026	Q4 2025	Q4 2025
Selling personnel (1)	15,332	15,439	-0.7%
Distribution/Transportation personnel	3,162	3,056	3.5%
Manufacturing personnel	1,016	958	6.1%
Organizational support personnel (2)	2,239	2,149	4.2%
Total personnel	21,749	21,602	0.7%

(1)	Of our Selling personnel, 80%-85% are attached to a specific location.
(2)
Organizational support personnel consists of: (1) Sales Support personnel (37% to 42% of category), which includes sourcing, purchasing, supply chain, product development, etc.; (2) IT personnel (33% to 38% of category); and (3) Administrative Support personnel (22% to 27% of category), which includes human resources, Fastenal School of Business, accounting and finance, senior management, etc.

In the first nine months of 2026, our occupancy-related expenses improved 40 basis points when compared to the first nine months of 2025, driven mainly by fixed cost leverage.
Combined, all other SG&A expenses, as a percentage of net sales, were flat when compared to the first nine months of 2025.
Operating Income
Operating income, as a percentage of net sales, increased to 21.0% in the first nine months of 2026 from 20.6% in the first nine months of 2025.
Net Interest
We had consistent interest income in the first nine months of 2026 and lower interest expense in the first nine months of 2026. The decrease in interest expense resulted in net interest income of $1.4 in the first nine months of 2026, compared to net interest expense of $1.0 in the first nine months of 2025.
Income Taxes
We recorded income tax expense of $357.4 in the first nine months of 2026, or 24.1% of income before income taxes. Income tax expense was $306.0 in the first nine months of 2025, or 24.1% of income before income taxes. Our tax rate in the first nine months of 2026 was below our expected ongoing tax rate due to return-to-provision adjustments and the tax benefits associated with the exercise of stock options during the first nine months of 2026. We believe our ongoing tax rate, absent any discrete tax items or broader changes to tax law, will be approximately 24.6%.
Net Income
Net income was $1,124.2 in the first nine months of 2026, an increase of 16.6% compared to the first nine months of 2025. Our diluted net income per share was $0.98 in the first nine months of 2026, compared to $0.84 in the first nine months of 2025.

Liquidity and Capital Resources
Cash flow activity was as follows for the periods ended September 30:

	Nine-month Period
	Five-Year Average (1)	2026	2025	Change
Net cash provided by operating activities		$1,065.7	927.8	14.9%
% of net income	96.4%	94.8%	96.2%
Net cash used in investing activities		$192.1	173.1	11.0%
% of net income	16.0%	17.1%	17.9%
Net cash used in financing activities		$937.4	732.7	27.9%
(1) Five-year average includes 2021 to 2025.
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $138.0 in the first nine months of 2026 when compared to the first nine months of 2025. The decrease in operating cash flow, as a percent of net income, primarily reflects increased working capital associated with accounts receivable, which was partially offset by inventory efficiencies and higher payable balances due to increased purchasing activity.
Net Cash Used in Investing Activities
Net cash used in investing activities increased $19.0 in the first nine months of 2026 when compared to the first nine months of 2025.
During the first nine months of 2026, our net capital expenditures were $190.0, which was an increase from $172.8 in the first nine months of 2025. This primarily related to an increase in spending on facility construction and upgrades, industrial vending equipment, IT, and trucking.
Net Cash Used in Financing Activities
Net cash used in financing activities increased $204.7 in the first nine months of 2026 when compared to the first nine months of 2025. This was primarily due to increased capital returned to shareholders through dividends and share repurchases in the period. We also reduced our net indebtedness slightly more in the first nine months of 2026 than we did in the first nine months of 2025.
During the first nine months of 2026, we returned $929.2, or 82.7% of net income, to our shareholders in the form of dividends ($849.1) and purchases of our common stock ($80.0). During the first nine months of 2025, we returned $751.6, or 77.9% of net income, to our shareholders, all in the form of dividends. During the first nine months of 2026, we purchased 1,725,000 shares of our common stock at an average price of approximately $46.39 per share. During the first nine months of 2025, we did not purchase any shares of our common stock. During the first nine months of each of the past five years, we have returned an average of 74.2% of net income to shareholders.

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
Forward-Looking Statements – Certain statements contained in this quarterly report on Form 10-Q do not relate strictly to historical or current facts. As such, they are considered 'forward-looking statements' that provide current expectations or forecasts of future events. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as anticipate, believe, should, estimate, expect, intend, may, will, plan, goal, project, hope, trend, target, opportunity, continue, outlook, potential, would, could, and similar words or expressions, or by references to typical outcomes. Any statement that is not a purely historical fact, including estimates, projections, trends, and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations and beliefs regarding the business environment in which we operate, our projections of future performance, our perceived marketplace opportunities, our strategies, goals, mission and vision, our expectations related to future capital expenditures, future investment in property and equipment, future tax rates, including anticipated tax impacts from recent legislation, future inventory levels, the declaration and payment of dividends, pricing, weighted FMI device signings, the impact of inflation on our cost of goods or SG&A expenses, the impact of price increases on overall sales growth or margin performance, and our ability to grow our business through the enhancement of sales through our Digital Footprint. Readers should understand that forward-looking statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to, economic downturns, weakness in the manufacturing or commercial construction industries or any of our end markets, competitive pressure on selling prices, changes in our current mix of products, customers, or geographic locations, changes in our average branch size, changes in our purchasing patterns, changes in customer needs, changes in fuel or commodity prices, inclement weather, changes in foreign currency exchange rates, difficulty in adapting our business model to different foreign business environments and the challenges of operating in foreign business environments, failure to accurately predict the market potential of our business strategies, the introduction or expansion of new business strategies, weak acceptance or adoption of our FMI offering, increased competition in FMI, difficulty in maintaining installation quality as our FMI business expands, the leasing to customers of a significant number of additional FMI devices, the failure to meet our goals and expectations regarding branch openings, branch closings, or expansion of our FMI offering, the failure to realize expected benefits from the completion of our strategic rationalization, changes in the implementation objectives of our business strategies, challenges in developing and expanding our digital capabilities, difficulty in hiring, relocating, training, or retaining qualified personnel, difficulty in controlling SG&A expenses, including FTE growth, difficulty in collecting receivables or accurately predicting future inventory needs, dramatic changes in sales trends, changes in supplier production lead times, short-term inefficiencies in our supply chain may not normalize or result in certain warehousing customer growth, changes in our cash position or our need to make capital expenditures, credit market volatility, changes in tax law or the impact of any such changes on future tax rates, changes in tariffs or the impact of any such changes on our financial results including any changes resulting from the U.S. Supreme Court decision affecting tariffs imposed under the IEEPA and new tariffs implemented after that decision, changes in the availability or price of commercial real estate, changes in the nature, price, or availability of distribution, supply chain, or other technology (including software licensed from third parties) and services related to that technology, cyber-security incidents, potential liability and reputational damage that can arise if our products are defective, difficulties measuring the contribution of price increases on sales growth, acts of war, and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, including our most recent annual and quarterly reports. Each forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.

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
Tariffs and import shipping costs – We import a significant quantity of our products from foreign suppliers, primarily from Asia. These imports are both direct, where we procure directly from a foreign producer, and indirect, where we purchase from a domestic supplier that produces or supplies the product we purchase from foreign locations. The current U.S. presidential administration has implemented tariffs on imports from a number of countries which have increased the cost of our products. Additionally, we incur costs related to shipping charges, duties, harbor fees, and sundry other expenses involved in the movement of product for sale in North America and our other global locations. These costs are embedded in our product values and significant fluctuations can affect our product gross profit. Fluctuations in the cost of tariffs and overseas shipping containers can be affected by the length of our supply chain, contractually agreed upon rates, or differences in rates between routes. We endeavor to offset these impacts in our business by appropriately considering them in our pricing and operational models. We estimate the effect on our net income related to tariffs and import shipping costs was immaterial in the first nine months of 2026; however, our tariff exposure and import shipping costs may become more impactful in subsequent quarters as our lower tariff inventory is depleted and replaced with inventory that is subject to new and expanded tariffs.
Commodity steel prices – We buy and sell various types of steel products; these products consist primarily of different types of fasteners and related hardware. We are exposed to the impacts of commodity steel pricing and our related ability to pass through the impacts to our end customers. During the first nine months of 2026, the price of steel as reflected in many market indexes most relevant to our business was higher than the prior year period. Due to our long supply chain, changes in the cost of steel can take a number of quarters to be reflected in our financial results. Further, the cost of the raw material is generally a smaller part of the total value of the steel products that we sell, which can also diminish the impact of cost changes for the raw material. We estimate the effect on our net income related to commodity steel prices was immaterial in the first nine months of 2026.
Commodity energy prices – We have market risk for changes in prices of oil, gasoline, diesel fuel, natural gas, and electricity, largely due to our consumption of fuel in our vehicles and utility costs at our facilities. As reflected in many market indexes, energy prices during the first nine months of 2026 were above the prior year period. Total direct fuel consumption is a relatively smaller cost to us and, as a result, we estimate the effect on our net income related to commodity energy prices was immaterial in the first nine months of 2026.
Fossil fuels are also often a key feedstock for chemicals and plastics that comprise a key raw material for many products that we sell. During the first nine months of 2026, prices for fossil fuels were above the prior year period. The cost of the raw material is generally a smaller part of the total value of the products that we sell, which can diminish the impact of cost changes for the raw material. As a result, we estimate the effect on our net income related to materials for which fossil fuels are a feedstock was immaterial in the first nine months of 2026.
Foreign currency exchange rates – Foreign currency fluctuations can affect our operations in countries other than the U.S., and/or the value of income and assets denominated in foreign currencies. Our primary currency exposures are the Canadian dollar and the Mexican peso against the U.S. dollar, reflecting the scale of those operations relative to the size of our business. Changes in foreign currency rates have not historically had a material effect on our results due to certain jurisdictions conducting some portion of their transactions in U.S. dollars and our foreign operations typically having sales and expenses denominated in the applicable local currency. As a result, we have not historically hedged our foreign currency risk. The dollar weakened in the first nine months of 2026 relative to other foreign currencies in which we operate. However, the effect of these changes in foreign currencies to our net income was immaterial in the first nine months of 2026.
Interest rates – Loans under our Credit Facility bear interest at floating rates. As a result, changes in such rates can affect our operating results and liquidity to the extent we do not have effective interest rate swap arrangements in place. Our debt levels are relatively small; therefore, we have not historically used interest rate swap arrangements to hedge the variable interest rates under our Credit Facility. A one percentage point increase to our floating rate debt in the first nine months of 2026 would have resulted in approximately $0.1 of additional interest expense. A description of our Credit Facility is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements.

ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Securities Exchange Act)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2026. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the third quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2026	650,000	$46.49	650,000	10,675,000
August 1-31, 2026	0	$0.00	0	10,675,000
September 1-30, 2026	0	$0.00	0	10,675,000
Total	650,000	$46.49	650,000	10,675,000

(1)
As of September 30, 2026, we had remaining authority to repurchase 10,675,000 shares of our common stock under the July 12, 2022 authorization, which originally authorized the repurchase of up to 16,000,000 shares. This authorization does not have an expiration date.

ITEM 5 — OTHER INFORMATION
None of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended September 30, 2026.

ITEM 6 — EXHIBITS
INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Restated Articles of Incorporation of Fastenal Company, as amended (incorporated by reference to Exhibit 3.2 to Fastenal Company's Form 8-K dated as of April 24, 2025)

3.2	Restated By-Laws of Fastenal Company dated as of February 2, 2024 (incorporated by reference to Exhibit 3.2 to Fastenal Company's Form 10-K for the fiscal year ended December 31, 2023)

10.1	Fastenal Company Employee Restricted Stock Unit Plan (incorporated by reference to Exhibit 99.1 to Fastenal Company's Form S-8 dated as of July 16, 2026)

10.2	Fastenal Company Non-Employee and Director Stock and Restricted Stock Unit Plan (incorporated by reference to Exhibit 99.2 to Fastenal Company's Form S-8 dated as of July 16, 2026)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following information from the quarterly report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) the information set forth in Part II, Item 5.

104	The cover page from the quarterly report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENAL COMPANY

Date: October 19, 2026	By:	/s/ Max H. Tunnicliff
Max H. Tunnicliff
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 19, 2026	By:	/s/ Sheryl A. Lisowski
Sheryl A. Lisowski
Executive Vice President - Chief Accounting Officer and Treasurer
(Duly Authorized Officer and Principal Accounting Officer)